Form 10-Q
period 2012-09-30
SCHWAB CHARLES CORP
filed 2012-11-06
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

1,275,098,321 shares of $.01 par value Common Stock

Outstanding on October 24, 2012

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Revenues
Asset management and administration fees	$524	$466	$1,504	$1,470

Interest revenue	478	487	1,447	1,464
Interest expense	(39)	(44)	(116)	(134)

Net interest revenue	439	443	1,331	1,330

Trading revenue	204	248	666	694
Other	42	45	209	119
Provision for loan losses	(10)	(8)	(14)	(13)
Net impairment losses on securities (1)	(3)	(13)	(28)	(22)

Total net revenues	1,196	1,181	3,668	3,578

Expenses Excluding Interest
Compensation and benefits	442	423	1,353	1,290
Professional services	98	104	287	288
Occupancy and equipment	77	78	233	222
Advertising and market development	49	48	173	159
Communications	53	56	166	166
Depreciation and amortization	50	39	146	107
Class action litigation and regulatory reserve	—	—	—	7
Other	66	73	204	199

Total expenses excluding interest	835	821	2,562	2,438

Income before taxes on income	361	360	1,106	1,140
Taxes on income	114	140	389	439

Net Income	247	220	717	701

Preferred stock dividends	9	—	23	—

Net Income Available to Common Stockholders	$238	$220	$694	$701

Weighted-Average Common Shares Outstanding — Diluted	1,275	1,229	1,274	1,216

Earnings Per Common Share — Basic	$.19	$.18	$.54	$.58
Earnings Per Common Share — Diluted	$.19	$.18	$.54	$.57

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $1 million and $2 million, net of $(2) million and $(11) million recognized in other comprehensive income, for the three months ended September 30, 2012 and 2011, respectively. Net impairment losses on securities include total other-than-temporary impairment losses of $15 million and $13 million, net of $(13) million and $(9) million recognized in other comprehensive income, for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$247	$220	$717	$701
Other comprehensive income:
Change in net unrealized gain on securities available for sale:
Net unrealized gain	250	4	458	41
Reclassification of impairment charges included in earnings	3	13	28	22
Other reclassifications included in earnings	—	—	(1)	1
Income tax effect	(95)	(6)	(181)	(24)

Total other comprehensive income	158	11	304	40

Comprehensive Income	$405	$231	$1,021	$741

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except per share and share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$8,523	$8,679
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $17,843 at September 30, 2012 and $17,899 at December 31, 2011)	25,041	26,034
Receivables from brokers, dealers, and clearing organizations	607	230
Receivables from brokerage clients — net	11,914	11,072
Other securities owned — at fair value	513	593
Securities available for sale	42,448	33,965
Securities held to maturity (fair value — $16,229 at September 30, 2012 and $15,539 at December 31, 2011)	15,612	15,108
Loans to banking clients — net	10,102	9,812
Loans held for sale	—	70
Equipment, office facilities, and property — net	672	685
Goodwill	1,159	1,161
Intangible assets — net	292	326
Other assets	775	818

Total assets	$117,658	$108,553

Liabilities and Stockholders’ Equity
Deposits from banking clients	$68,756	$60,854
Payables to brokers, dealers, and clearing organizations	1,445	1,098
Payables to brokerage clients	34,761	35,489
Accrued expenses and other liabilities	1,455	1,397
Long-term debt	1,776	2,001

Total liabilities	108,193	100,839

Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $885 at September 30, 2012 and $0 at December 31, 2011	864	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	3,890	3,826
Retained earnings	8,442	7,978
Treasury stock, at cost — 212,554,662 shares at September 30, 2012 and 216,378,623 shares at December 31, 2011	(4,058)	(4,113)
Accumulated other comprehensive income	312	8

Total stockholders’ equity	9,465	7,714

Total liabilities and stockholders’ equity	$117,658	$108,553

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$717	$701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14	13
Net impairment losses on securities	28	22
Stock-based compensation	79	73
Depreciation and amortization	146	107
Premium amortization, net, on securities available for sale and securities held to maturity	163	62
Other	4	(3)
Originations of loans held for sale	(441)	(1,139)
Proceeds from sales of loans held for sale	513	1,251
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	880	(3,187)
Receivables from brokers, dealers, and clearing organizations	(376)	(111)
Receivables from brokerage clients	(844)	333
Other securities owned	80	(86)
Other assets	19	32
Payables to brokers, dealers, and clearing organizations	84	(242)
Payables to brokerage clients	(619)	4,513
Accrued expenses and other liabilities	(74)	(327)

Net cash provided by operating activities	373	2,012

Cash Flows from Investing Activities
Purchases of securities available for sale	(19,889)	(10,800)
Proceeds from sales of securities available for sale	1,524	450
Principal payments on securities available for sale	10,546	5,639
Purchases of securities held to maturity	(4,620)	(866)
Principal payments on securities held to maturity	4,012	2,795
Net increase in loans to banking clients	(318)	(997)
Purchase of equipment, office facilities, and property	(107)	(137)
Cash acquired in business acquisition, net of cash paid	—	84
Other investing activities	10	11

Net cash used for investing activities	(8,842)	(3,821)

Cash Flows from Financing Activities
Net change in deposits from banking clients	7,902	3,488
Repayment of long-term debt	(207)	(115)
Premium paid on debt exchange	(19)	—
Net proceeds from preferred stock offerings	863	—
Dividends paid	(252)	(218)
Proceeds from stock options exercised and other	26	89
Other financing activities	—	10

Net cash provided by financing activities	8,313	3,254

(Decrease) Increase in Cash and Cash Equivalents	(156)	1,445
Cash and Cash Equivalents at Beginning of Period	8,679	4,931

Cash and Cash Equivalents at End of Period	$8,523	$6,376

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$118	$127
Income taxes	$379	$416
Non-cash investing activities:
Common stock issued and equity awards assumed for business acquisition (See note “3 - Business Acquisition” for acquisition of optionsXpress Holdings, Inc.)	$—	$714
Securities purchased during the period but settled after period end	$263	$203
Non-cash financing activity:
Exchange of Senior Notes (See note “6 - Borrowings”)	$256	$—

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

Under the terms of the merger agreement, optionsXpress stockholders received 1.02 shares of the Company’s common stock for each share of optionsXpress stock. As a result, the Company issued 59 million shares of the Company’s common stock valued at $710 million, based on the closing price of the Company’s common stock on September 1, 2011. The Company also assumed optionsXpress’ stock-based compensation awards valued at $4 million. In allocating the purchase price based on estimated fair values of assets and liabilities assumed as of the acquisition date, the Company recorded $511 million of goodwill and $285 million of intangible assets. The results of optionsXpress’ operations have been included in the Company’s condensed consolidated statements of income from the date of acquisition. optionsXpress’ net revenues were

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

$42 million and its net loss was not material for the third quarter of 2012. optionsXpress’ net revenues were $143 million and its net income was $7 million for the first nine months of 2012.

The following table presents pro forma financial information as if optionsXpress had been acquired prior to January 1, 2011. Pro forma net income for the third quarter and first nine months of 2011 were adjusted to exclude $10 million and $12 million, after tax, respectively, of acquisition related costs incurred by the Company in 2011. Additionally, pro forma net income below excludes $15 million, before tax, of acquisition related costs because these costs were incurred by optionsXpress prior to the acquisition date. Pro forma net income also reflects the impact of amortizing purchase accounting adjustments relating to intangible assets, net of tax, of $6 million and $17 million in the third quarter and first nine months of 2011, respectively.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net revenues	$1,222	$3,744
Net income	$231	$726
Basic EPS	$.18	$.57
Diluted EPS	$.18	$.57

The pro forma financial information above is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have occurred had the acquisition been completed prior to January 1, 2011, nor is it indicative of the results of operations for future periods.

4.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$23,298	$480	$6	$23,772
Non-agency residential mortgage-backed securities	856	3	77	782
Corporate debt securities	5,555	56	1	5,610
Certificates of deposit	5,524	14	2	5,536
Commercial paper	449	—	—	449
U.S. agency notes	350	—	—	350
Asset-backed and other securities	5,916	35	2	5,949

Total securities available for sale	$41,948	$588	$88	$42,448

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$15,450	$618	$1	$16,067
Other securities	162	—	—	162

Total securities held to maturity	$15,612	$618	$1	$16,229

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$20,666	$269	$14	$20,921
Non-agency residential mortgage-backed securities	1,130	—	223	907
Corporate debt securities	3,592	5	26	3,571
Certificates of deposit	3,623	2	3	3,622
Commercial paper	225	—	—	225
U.S. agency notes	1,795	5	—	1,800
Asset-backed and other securities	2,919	7	7	2,919

Total securities available for sale	$33,950	$288	$273	$33,965

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	—	341

Total securities held to maturity	$15,108	$433	$2	$15,539

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$—	$—	$346	$6	$346	$6
Non-agency residential mortgage-backed securities	—	—	606	77	606	77
Corporate debt securities	776	1	—	—	776	1
Certificates of deposit	698	2	—	—	698	2
Asset-backed and other securities	—	—	923	2	923	2

Total	$1,474	$3	$1,875	$85	$3,349	$88

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$249	$1	$—	$—	$249	$1

Total	$249	$1	$—	$—	$249	$1

Total securities with unrealized losses (1)	$1,723	$4	$1,875	$85	$3,598	$89

(1)	The number of investment positions with unrealized losses totaled 128 for securities available for sale and 7 for securities held to maturity.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$5,551	$14	$—	$—	$5,551	$14
Non-agency residential mortgage-backed securities	121	8	746	215	867	223
Corporate debt securities	1,888	26	—	—	1,888	26
Certificates of deposit	2,158	3	—	—	2,158	3
Asset-backed and other securities	1,376	6	152	1	1,528	7

Total	$11,094	$57	$898	$216	$11,992	$273

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$384	$2	$—	$—	$384	$2

Total	$384	$2	$—	$—	$384	$2

Total securities with unrealized losses (1)	$11,478	$59	$898	$216	$12,376	$275

(1)	The number of investment positions with unrealized losses totaled 296 for securities available for sale and 3 for securities held to maturity.

Unrealized losses in securities available for sale of $88 million as of September 30, 2012, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac Corporation credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At September 30, 2012, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $326 million and $280 million, respectively.

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in the first nine months of 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. In addition, the Company increased the projected default rates for modified loans in the first quarter of 2012. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. Further, the Company has adequate liquidity at September 30, 2012, with cash and cash equivalents totaling $8.5 billion, a loan-to-deposit ratio of 15%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $3 million and $28 million during the third quarter and first nine months of 2012, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the third quarters or first nine months of 2012 or 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$152	$105	$127	$96
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	1	2	6	4
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	2	11	22	18

Balance at end of period	$155	$118	$155	$118

The maturities of securities available for sale and securities held to maturity at September 30, 2012, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$2	$4,031	$19,739	$23,772
Non-agency residential mortgage-backed securities (1)	—	—	8	774	782
Corporate debt securities	1,015	4,595	—	—	5,610
Certificates of deposit	4,030	1,506	—	—	5,536
Commercial paper	449	—	—	—	449
U.S. agency notes	—	100	250	—	350
Asset-backed and other securities	—	474	440	5,035	5,949

Total fair value	$5,494	$6,677	$4,729	$25,548	$42,448
Total amortized cost	$5,484	$6,617	$4,565	$25,282	$41,948

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$7,049	$9,018	$16,067
Other securities	—	162	—	—	162

Total fair value	$—	$162	$7,049	$9,018	$16,229
Total amortized cost	$—	$162	$6,678	$8,772	$15,612

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds	$201	$—	$1,524	$450
Gross realized gains	$—	$—	$2	$1
Gross realized losses	$—	$—	$—	$—

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	September 30, 2012	December 31, 2011
Residential real estate mortgages	$5,982	$5,596
Home equity lines of credit	3,346	3,509
Personal loans secured by securities	807	742
Other	24	19

Total loans to banking clients (1)	10,159	9,866
Allowance for loan losses	(57)	(54)

Total loans to banking clients – net	$10,102	$9,812

(1)	All loans are evaluated for impairment by loan segment.

The Company records an allowance for loan losses through a charge to earnings based on management’s evaluation of probable losses in the existing portfolio. Management reviews the allowance for loan losses quarterly, taking into consideration current economic conditions, the composition of the existing loan portfolio, past loss experience, and risks inherent in the portfolio to ensure that the allowance for loan losses is maintained at an appropriate level.

The methodology to establish an allowance for loan losses utilizes statistical models that estimate prepayments, defaults, and probable losses for the loan segments based on predicted behavior of individual loans within the segments. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, loan-to-value (LTV) ratios, past loss experience, estimates of future loss severities, borrower credit risk measured by Fair Isaac Corporation (FICO) scores, and the adequacy of collateral. The methodology also evaluates concentrations in the loan segments, including loan products, year of origination, geographical distribution of collateral, and the portion of borrowers who have other client relationships with the Company.

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables included in the simulation include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Further, the delinquency roll rates within the loan-level simulation discussed above are calibrated to match a moving average of the delinquency roll rates actually experienced in the respective first lien residential real estate mortgage loan (First Mortgage) and home equity line of credit (HELOC) portfolios. Loss severity estimates are based on the Company’s historical loss experience and market trends. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. As a result, the current state of house prices, including the decrease in general house prices experienced over the last several years, as well as the current state of delinquencies unique to the Company’s First Mortgage and HELOC portfolios, are considered in the allowance for loan loss methodology.

This methodology results in a loss factor that is applied to the outstanding balances to determine the allowance for loan loss for each loan segment.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Changes in the allowance for loan losses were as follows:

Three Months Ended	September 30, 2012			September 30, 2011
	Residential real estate mortgages	Home equity lines of credit	Total	Residential real estate mortgages	Home equity lines of credit	Total
Balance at beginning of period	$34	$17	$51	$34	$16	$50
Charge-offs	(2)	(3)	(5)	(2)	(3)	(5)
Recoveries	1	—	1	—	—	—
Provision for loan losses	2	8	10	6	2	8

Balance at end of period	$35	$22	$57	$38	$15	$53

Nine Months Ended	September 30, 2012			September 30, 2011
	Residential real estate mortgages	Home equity lines of credit	Total	Residential real estate mortgages	Home equity lines of credit	Total
Balance at beginning of period	$40	$14	$54	$38	$15	$53
Charge-offs	(6)	(7)	(13)	(8)	(6)	(14)
Recoveries	2	—	2	—	1	1
Provision for loan losses	(1)	15	14	8	5	13

Balance at end of period	$35	$22	$57	$38	$15	$53

Included in the loan portfolio are nonaccrual loans totaling $46 million and $52 million at September 30, 2012 and December 31, 2011, respectively. There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2012 or December 31, 2011. The amount of interest revenue that would have been earned on nonaccrual loans, versus actual interest revenue recognized on these loans, was not material to the Company’s results of operations in the first nine months of 2012 or 2011. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $50 million and $56 million at September 30, 2012 and December 31, 2011, respectively. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at September 30, 2012 or December 31, 2011.

In the first quarter of 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services loans for Schwab Bank clients and Schwab Bank sets the underwriting standards and pricing for those loans it intends to purchase for its portfolio. These underwriting standards are the same standards that Schwab Bank applied previously to its originated loans. The First Mortgage portion of the Program launched in March 2012 and is included in the originated and purchased first mortgages loan class as of September 30, 2012, in the tables below. The HELOC portion of the Program was launched in May 2012. Under the Program, Schwab Bank purchases all HELOC loans to Schwab Bank clients that are originated by Quicken Loans.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The delinquency aging analysis by loan class is as follows:

September 30, 2012	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
Originated and purchased first mortgages	$5,751	$30	$3	$33	$66	$5,817
Other purchased first mortgages	160	1	—	4	5	165
Home equity lines of credit	3,326	8	3	9	20	3,346
Personal loans secured by securities	807	—	—	—	—	807
Other	24	—	—	—	—	24

Total loans to banking clients	$10,068	$39	$6	$46	$91	$10,159

December 31, 2011
Residential real estate mortgages:
Originated first mortgages	$5,380	$16	$2	$39	$57	$5,437
Purchased first mortgages	152	2	—	5	7	159
Home equity lines of credit	3,494	5	2	8	15	3,509
Personal loans secured by securities	741	1	—	—	1	742
Other	19	—	—	—	—	19

Total loans to banking clients	$9,786	$24	$4	$52	$80	$9,866

In addition to monitoring delinquency characteristics, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), LTV ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in September 2012. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
September 30, 2012	Originated and purchased first mortgages	Other purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2008	$489	$57	$546	$1,220
2008	430	6	436	1,180
2009	354	6	360	362
2010	1,128	14	1,142	270
2011	1,606	62	1,668	214
2012	1,810	20	1,830	100

Total	$5,817	$165	$5,982	$3,346

Origination FICO
< 620	$10	$1	$11	$—
620 - 679	96	18	114	24
680 - 739	1,061	40	1,101	643
≥740	4,650	106	4,756	2,679

Total	$5,817	$165	$5,982	$3,346

Updated FICO
< 620	$56	$6	$62	$47
620 - 679	163	11	174	111
680 - 739	862	39	901	505
≥740	4,736	109	4,845	2,683

Total	$5,817	$165	$5,982	$3,346

Origination LTV
≤70%	$3,807	$103	$3,910	$2,263
>70% - ≤90%	1,994	55	2,049	1,056
>90% - ≤100%	16	7	23	27

Total	$5,817	$165	$5,982	$3,346

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

September 30, 2012	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are 90+ Days Past Due and Less than 90 Days Past Due but on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
≤70%	$4,024	774	N/A	0.26%
>70% - ≤90%	1,557	764	N/A	0.41%
>90% - ≤100%	171	748	N/A	1.31%
>100%	230	748	N/A	1.96%

Total	$5,982	769	N/A	0.39%

Home equity lines of credit:
Estimated Current LTV
≤70%	$1,704	775	37%	0.07%
>70% - ≤90%	1,013	767	47%	0.33%
>90% - ≤100%	265	762	54%	0.40%
>100%	364	754	61%	0.83%

Total	$3,346	769	42%	0.26%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

	Residential real estate mortgages			Home equity lines of credit
December 31, 2011	Originated first mortgages	Purchased first mortgages	Total
Year of origination
Pre-2008	$569	$60	$629	$1,306
2008	538	8	546	1,262
2009	553	10	563	412
2010	1,757	17	1,774	311
2011	2,020	64	2,084	218

Total	$5,437	$159	$5,596	$3,509

Origination FICO
<620	$9	$2	$11	$—
620 - 679	108	19	127	24
680 - 739	1,030	43	1,073	667
≥740	4,290	95	4,385	2,818

Total	$5,437	$159	$5,596	$3,509

Updated FICO
<620	$55	$7	$62	$49
620 - 679	162	11	173	112
680 - 739	831	44	875	520
≥740	4,389	97	4,486	2,828

Total	$5,437	$159	$5,596	$3,509

Origination LTV
≤70%	$3,507	$91	$3,598	$2,378
>70% - ≤90%	1,904	60	1,964	1,091
>90% - ≤100%	26	8	34	40

Total	$5,437	$159	$5,596	$3,509

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2011	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are 90+ Days Past Due and Less than 90 Days Past Due but on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
≤70%	$3,200	773	N/A	0.27%
>70% - ≤90%	1,764	766	N/A	0.41%
>90% - ≤100%	241	758	N/A	1.33%
>100%	391	748	N/A	2.34%

Total	$5,596	768	N/A	0.50%

Home equity lines of credit:
Estimated Current LTV
≤70%	$1,561	774	37%	0.09%
>70% - ≤90%	1,099	769	46%	0.26%
>90% - ≤100%	328	765	54%	0.16%
>100%	521	755	58%	0.75%

Total	$3,509	769	43%	0.25%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowings at September 30, 2012 and December 31, 2011.

6.	Borrowings

Long-term debt including unamortized debt discounts and premiums, where applicable, consists of the following:

	September 30, 2012	December 31, 2011
Senior Notes	$1,432	$1,450
Senior Medium-Term Notes, Series A	249	249
Finance lease obligation	95	100
Junior Subordinated Notes	—	202

Total long-term debt	$1,776	$2,001

In August 2012, CSC completed an exchange offer with certain eligible holders of its 4.950% Senior Notes due 2014 (Old Senior Notes), whereby Old Senior Notes in an aggregate principal amount of $256 million were exchanged for the same aggregate principal amount of 3.225% Senior Notes due 2022 (New Senior Notes) and cash consideration of $19 million. The New Senior Notes have a fixed interest rate of 3.225% with interest payable semiannually. Pursuant to an exchange and registration rights agreement (Registration Rights Agreement), on October 30, 2012, CSC filed an exchange registration statement with the SEC to allow the holders of the New Senior Notes to exchange such New Senior Notes for an equal principal amount of notes with substantially identical terms, except that they will generally be freely transferable under the Securities Act of 1933. In addition, CSC has agreed pursuant to the Registration Rights Agreement, under certain circumstances, to file a shelf registration statement with the SEC to cover resales of the New Senior Notes.

CSC and Schwab Capital Trust I, a statutory trust formed under the laws of the State of Delaware (Trust), previously closed a public offering of $300 million of the Trust’s fixed-to-floating rate trust preferred securities. The proceeds from the sale of

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

the trust preferred securities were invested by the Trust in fixed-to-floating rate Junior Subordinated Notes issued by CSC, of which $202 million remained outstanding at August 30, 2012. On August 31, 2012, CSC redeemed all of the outstanding fixed-to-floating rate trust preferred securities issued by the Trust for $207 million. The trust preferred securities were redeemed, along with the common securities issued by the Trust and held by CSC, as a result of the concurrent redemption in whole by CSC of the Junior Subordinated Notes held by the Trust which underlay the trust preferred securities. The redemption price represented 100% of the liquidation amount of each trust preferred security, plus accumulated and unpaid distributions up to and including the redemption date.

Annual maturities on long-term debt outstanding at September 30, 2012, are as follows:

2012	$1
2013	6
2014	500
2015	7
2016	7
Thereafter	1,275

Total maturities	1,796
Unamortized discount, net	(20)

Total long-term debt	$1,776

7.	Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At September 30, 2012, the aggregate face amount of these LOCs totaled $325 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2012, the aggregate face amount of these LOCs totaled $99 million. There were no funds drawn under any of these LOCs at September 30, 2012.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit, and has been contesting all charges. By order dated October 24, 2011, the court granted Schwab’s motion to dismiss the complaint with prejudice. The NYAG has appealed to the Appellate Division, where the case is currently pending.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™ (Northstar lawsuit). The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs and attorneys’ fees. Plaintiffs’ federal securities law claim and certain of plaintiffs’ state law claims were dismissed in proceedings before the court and following a successful petition by defendants to the Ninth Circuit Court of Appeals. On August 8, 2011, the court dismissed plaintiffs’ remaining claims with prejudice. Plaintiffs have again appealed to the Ninth Circuit, where the case is currently pending.

optionsXpress Regulatory Matters: optionsXpress entities and individual employees have been responding to certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was charged by the Securities and Exchange Commission (SEC) in an administrative proceeding alleging violations of the firm’s close-out obligations under SEC Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Trial in the administrative proceeding commenced September 5, 2012. The Company disputes the allegations and is contesting the charges. Separately, on April 19, 2012, the SEC instituted an administrative proceeding alleging violations of the broker-dealer registration requirements by an unregistered optionsXpress entity. On September 5, 2012, the administrative law judge hearing the case ruled on summary disposition that applicable registration requirements were violated. Certain other issues, including relief, remain to be determined at trial. The Company continues to dispute the allegations and is contesting the charges. The Company recorded a contingent liability associated with the two separate matters, which was not material at September 30, 2012.

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

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the first nine months of 2012, or the year ended December 31, 2011.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of September 30, 2012 or December 31, 2011.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses the market and income approaches to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets. When utilizing market data with a bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value and may obtain up to five prices on assets with higher risk of limited observable information, such as non-agency residential mortgage-backed securities. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At September 30, 2012 and December 31, 2011, the Company did not adjust prices received from the primary independent third-party pricing service. Liabilities recorded at fair value were not material, and therefore are not included in the following tables.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following tables present the fair value hierarchy for assets measured at fair value:

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$218	$—	$—	$218
Commercial paper	—	866	—	866

Total cash equivalents	218	866	—	1,084
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,675	—	2,675
Corporate debt securities	—	535	—	535

Total investments segregated and on deposit for regulatory purposes	—	3,210	—	3,210
Other securities owned:
Schwab Funds® money market funds	244	—	—	244
Equity and bond mutual funds	183	—	—	183
State and municipal debt obligations	—	55	—	55
Equity, U.S. Government and corporate debt, and other securities	1	30	—	31

Total other securities owned	428	85	—	513
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	23,772	—	23,772
Non-agency residential mortgage-backed securities	—	782	—	782
Corporate debt securities	—	5,610	—	5,610
Certificates of deposit	—	5,536	—	5,536
Commercial paper	—	449	—	449
U.S. agency notes	—	350	—	350
Asset-backed and other securities	—	5,949	—	5,949

Total securities available for sale	—	42,448	—	42,448

Total	$646	$46,609	$—	$47,255

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$8	$—	$—	$8
Commercial paper	—	814	—	814

Total cash equivalents	8	814	—	822
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,374	—	2,374
Corporate debt securities	—	767	—	767
U.S. Government securities	—	650	—	650

Total investments segregated and on deposit for regulatory purposes	—	3,791	—	3,791
Other securities owned:
Schwab Funds® money market funds	332	—	—	332
Equity and bond mutual funds	183	—	—	183
State and municipal debt obligations	—	46	—	46
Equity, U.S. Government and corporate debt, and other securities	12	20	—	32

Total other securities owned	527	66	—	593
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	20,921	—	20,921
Non-agency residential mortgage-backed securities	—	907	—	907
Corporate debt securities	—	3,571	—	3,571
Certificates of deposit	—	3,622	—	3,622
Commercial paper	—	225	—	225
U.S. agency notes	—	1,800	—	1,800
Asset-backed and other securities	—	2,919	—	2,919

Total securities available for sale	—	33,965	—	33,965

Total	$535	$38,636	$—	$39,171

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first nine months of 2012.

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

Cash and investments segregated and on deposit for regulatory purposes include cash and securities purchased under resale agreements. Securities purchased under resale agreements are recorded at par value plus accrued interest. Securities purchased under resale agreements are short-term in nature and are backed by collateral that both exceeds the carrying value of the resale agreement and is highly liquid in nature. Accordingly, the carrying value approximates fair value.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Loans to banking clients primarily include adjustable rate residential first-mortgage and HELOC loans. Loans to banking clients are recorded at carrying value net of an allowance for loan losses. The fair value of the Company’s loans to banking clients is estimated based on prices obtained from independent third-party pricing services for mortgage-backed securities collateralized by similar types of loans. The Company may adjust the independent third-party prices to account for differences between comparable mortgage-backed securities and loans to banking clients.

Loans held for sale at December 31, 2011, included fixed-rate and adjustable-rate residential first-mortgage loans intended for sale. Loans held for sale were recorded at the lower of cost or fair value. The fair value of the Company’s loans held for sale was estimated using quoted market prices for securities backed by similar types of loans.

Other assets – Financial instruments included in other assets primarily consist of cost method investments and Federal Home Loan Bank (FHLB) stock, whose carrying values approximate their fair values. FHLB stock is recorded at par, which approximates fair value.

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

Long-term debt includes Senior Notes, Senior Medium-Term Notes, Series A, and a finance lease obligation. The fair values of the Senior Notes and Senior Medium-Term Notes, Series A, are estimated using indicative non-binding quotes from independent brokers. The Company validates indicative prices for its debt through comparison to other independent non-binding quotes. The finance lease obligation is recorded at carrying value, which approximates fair value. Long-term debt at December 31, 2011, included Junior Subordinated Notes, which were estimated using indicative non-binding quotes from independent brokers.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents the fair value hierarchy for financial instruments not recorded at fair value at September 30, 2012:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$7,439	$—	$7,439	$—	$7,439
Cash and investments segregated and on deposit for regulatory purposes	21,824	—	21,824	—	21,824
Receivables from brokers, dealers, and clearing organizations	607	—	607	—	607
Receivables from brokerage clients – net	11,909	—	11,909	—	11,909
Securities held to maturity:
U.S. agency residential mortgage-backed securities	15,450	—	16,067	—	16,067
Other securities	162	—	162	—	162

Total securities held to maturity	15,612	—	16,229	—	16,229
Loans to banking clients – net:
Residential real estate mortgages	5,947	—	6,028	—	6,028
Home equity lines of credit	3,324	—	3,315	—	3,315
Personal loans secured by securities	807	—	807	—	807
Other	24	—	24	—	24

Total loans to banking clients – net	10,102	—	10,174	—	10,174
Other assets	64	—	64	—	64

Total	$67,557	$—	$68,246	$—	$68,246

Liabilities:
Deposits from banking clients	$68,756	$—	$68,756	$—	$68,756
Payables to brokers, dealers, and clearing organizations	1,445	—	1,445	—	1,445
Payables to brokerage clients	34,761	—	34,761	—	34,761
Accrued expenses and other liabilities	546	—	546	—	546
Long-term debt	1,776	—	1,717	—	1,717

Total	$107,284	$—	$107,225	$—	$107,225

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

The Company was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at both September 30, 2012 and December 31, 2011. There were no shares of preferred stock issued and outstanding at December 31, 2011. The Company’s preferred stock issued and outstanding as of September 30, 2012, are as follows:

	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value
Series A	400	$1,000	$400	$394
Series B	485	$1,000	485	470

Total Preferred Stock	885		$885	$864

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

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive income balances were:

	Net unrealized gain on securities available for sale	Other	Total accumulated other comprehensive income
Balance at December 31, 2010	$17	$(1)	$16
Other net changes	39	1	40

Balance at September 30, 2011	$56	$—	$56

Balance at December 31, 2011	$10	$(2)	$8
Other net changes	303	1	304

Balance at September 30, 2012	$313	$(1)	$312

11.	Earnings Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$247	$220	$717	$701
Preferred stock dividends	(9)	—	(23)	—

Net income available to common stockholders (1)	$238	$220	$694	$701

Weighted-average common shares outstanding — basic	1,274	1,228	1,273	1,213
Common stock equivalent shares related to stock incentive plans	1	1	1	3

Weighted-average common shares outstanding — diluted (2)	1,275	1,229	1,274	1,216

Basic EPS	$.19	$.18	$.54	$.58
Diluted EPS	$.19	$.18	$.54	$.57

(1)	Net income available to participating securities (unvested restricted shares) was not material for the third quarters or first nine months of 2012 or 2011.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 59 million and 50 million shares for the third quarters of 2012 and 2011, respectively, and 61 million and 48 million shares for the first nine months of 2012 and 2011, respectively.

12.	Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency. CSC is currently not subject to specific statutory capital requirements, however CSC is required to serve as a source of strength for Schwab Bank. Under the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, CSC will be subject to new

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

minimum leverage and minimum risk-based capital ratio requirements that will be set by the Federal Reserve that are at least as stringent as the requirements generally applicable to insured depository institutions as of July 21, 2011.

Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At September 30, 2012, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at September 30, 2012, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,584	21.7%	$1,031	4.0%	$1,547	6.0%
Total Risk-Based Capital	$5,639	21.9%	$2,062	8.0%	$2,578	10.0%
Tier 1 Leverage	$5,584	7.5%	$2,993	4.0%	$3,741	5.0%
Tangible Equity	$5,584	7.5%	$1,496	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2012, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since September 30, 2012, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at September 30, 2012, are as follows:

	Net Capital	% of Aggregate Debit Balances	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Net Capital	Net Capital in Excess of 5% of Aggregate Debit Balances
Schwab	$1,371	10%	$0.250	$272	$1,099	$692
optionsXpress, Inc.	$78	33%	$1	$5	$73	$66

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

13.	Segment Information

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Institutional Services		Unallocated		Total
Three Months Ended September 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net Revenues:
Asset management and administration fees	$285	$254	$238	$212	$1	$—	$524	$466
Net interest revenue	367	377	72	66	—	—	439	443
Trading revenue	136	166	69	82	(1)	—	204	248
Other	22	25	20	19	—	1	42	45
Provision for loan losses	(9)	(7)	(1)	(1)	—	—	(10)	(8)
Net impairment losses on securities	(2)	(12)	(1)	(1)	—	—	(3)	(13)

Total net revenues	799	803	397	377	—	1	1,196	1,181

Expenses Excluding Interest	571	561	264	259	—	1	835	821

Income before taxes on income	$228	$242	$133	$118	$—	$—	$361	$360

Taxes on income							114	140

Net Income							$247	$220

	Investor Services		Institutional Services		Unallocated		Total
Nine Months Ended September 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net Revenues:
Asset management and administration fees	$816	$805	$688	$665	$—	$—	$1,504	$1,470
Net interest revenue	1,117	1,137	214	193	—	—	1,331	1,330
Trading revenue	446	462	221	232	(1)	—	666	694
Other (1)	76	61	61	57	72	1	209	119
Provision for loan losses	(12)	(11)	(2)	(2)	—	—	(14)	(13)
Net impairment losses on securities	(24)	(20)	(4)	(2)	—	—	(28)	(22)

Total net revenues	2,419	2,434	1,178	1,143	71	1	3,668	3,578

Expenses Excluding Interest	1,764	1,662	798	777	—	(1)	2,562	2,438

Income before taxes on income	$655	$772	$380	$366	$71	$2	$1,106	$1,140

Taxes on income							389	439

Net Income							$717	$701

(1)	Unallocated amount includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Results for the third quarters and first nine months of 2012 and 2011 are:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2011		2012	2011
Client Activity Metrics:
Net new client assets (1) (in billions)	$20.4	$86.0	(76%)	$75.3	$124.4	(39%)
Client assets (in billions, at quarter end)	$1,890.4	$1,576.4	20%
Clients’ daily average trades (2) (in thousands)	402.4	475.4	(15%)	438.0	448.3	(2%)

Company Financial Metrics:
Net revenues	$1,196	$1,181	1%	$3,668	$3,578	3%
Expenses excluding interest	835	821	2%	2,562	2,438	5%

Income before taxes on income	361	360	—	1,106	1,140	(3%)
Taxes on income	114	140	(19%)	389	439	(11%)

Net income	$247	$220	12%	$717	$701	2%

Earnings per common share – diluted	$.19	$.18	6%	$.54	$.57	(5%)
Net revenue growth from prior year	1%	11%		3%	15%
Pre-tax profit margin	30.2%	30.5%		30.2%	31.9%
Return on average common stockholders’equity (annualized) (3)	11%	12%		11%	13%
Annualized net revenue per average full-time equivalent employee (in thousands)	$352	$350	1%	$354	$361	(2%)

(1)

Includes outflows of $1.3 billion as a result of the closure and/or sale of certain subsidiaries of optionsXpress Holdings, Inc. in the third quarter of 2012. Includes inflows of $12.0 billion from a mutual fund clearing services client in the first quarter of 2012. Includes inflows of $60.9 billion from mutual fund clearing services clients and $7.5 billion from the acquisition of optionsXpress Holdings, Inc. in the third quarter of 2011.

(2)

Amounts include revenue trades from commissions or principal mark-ups (i.e., fixed income), trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products.

(3)	Return on average common stockholders’ equity is calculated using net income available to common stockholders divided by average common stockholders’ equity.

The broad equity markets improved during the third quarter of 2012 compared to the third quarter of 2011, as the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 29%, 27%, and 23%, respectively. While the federal funds target rate remained unchanged at a range of zero to 0.25%, the average three-month Treasury Bill yield increased by 8 basis points to 0.09% during the third quarter of 2012 compared to the third quarter of 2011. At the same time, the average 10-year Treasury yield decreased by 78 basis points to 1.62%.

Clients remained engaged in the third quarter of 2012 despite the challenging economic and market environment that continued during the period. Net new client assets before significant one-time flows totaled $21.7 billion in the third quarter of 2012, up 23% from the third quarter of 2011. Total client assets ended the quarter at a record $1.89 trillion, up 20% from the third quarter of 2011. Clients’ daily average trades were 402,400 in the third quarter of 2012, down 15% on a year-over-year basis.

For the third quarter of 2012, net revenues remained relatively flat compared to the third quarter of 2011 as the increase in asset management and administration fees was largely offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solutions fees. Trading

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

revenue decreased primarily due to lower daily average revenue trades. Net interest revenue was relatively flat, reflecting higher balances of interest-earning assets offset by the effect of lower interest rate spreads during the third quarter of 2012 due to the continued low interest rate environment.

For the first nine months of 2012, net revenues increased by 3% compared to the first nine months of 2011 primarily due to increases in asset management and administration fees and other revenue, partially offset by a decrease in trading revenue. Asset management and administration fees increased due to increases in advice solutions fees and other asset management and administration fees, offset by a decrease in mutual fund service fees. Other revenue increased primarily due to a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. Trading revenue decreased primarily due to lower daily average revenue trades, partially offset by the inclusion of optionsXpress’ option, future, and equity trades from its acquisition in September 2011. Net interest revenue was flat as higher average balances of interest-earning assets were offset by lower interest rate spreads during the first nine months of 2012 due to the continued pressure on market interest rates.

Expenses excluding interest increased by 2% and 5% in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively, primarily due to the inclusion of optionsXpress. Taxes on income in the third quarter of 2012 include a non-recurring state tax benefit of $20 million. Overall, net income increased by 12% and 2% in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively.

In comparison to the second quarter of 2012, the broad equity markets increased in the third quarter of 2012 as the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 6%, 6%, and 4%, respectively, while the average three-month Treasury Bill yield remained relatively flat at 0.09%. The average 10-year Treasury yield decreased by 19 basis points to 1.62% from the second quarter of 2012. Despite the challenging economic environment, the Company’s growing client base and ongoing expense discipline helped maintain a pre-tax profit margin of 30.2% in the third quarter of 2012. Net income in the third quarter and second quarter of 2012 include the non-recurring state tax benefit of $20 million and pre-tax gain of $70 million (after-tax of $44 million), respectively, discussed above.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

The broad equity markets and short-term interest rates showed improvement from 2011, however the low interest rate environment continues to constrain growth in the Company’s net revenues.

As discussed above, interest rates remained at low levels during the third quarter of 2012. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low interest rate environment also affects asset management and administration fees. While net money market mutual fund fees improved in the third quarter of 2012 from the second quarter of 2012 primarily due to sustained improvement in short-term interest rates, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees so that the funds can maintain a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

The Company recorded net impairment losses of $3 million and $28 million related to certain non-agency residential mortgage-backed securities in the third quarter and first nine months of 2012, respectively, due to further credit deterioration of the securities’ underlying loans. Net impairment losses in the first nine months of 2012 were also due to an increase in projected default rates for modified loans in the first quarter of 2012. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law in July 2010. Among other things, the legislation transferred the supervision and regulation of CSC from the Office of Thrift Supervision (OTS) to the Board of Governors of the Federal Reserve System (the Federal Reserve) and supervision and

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

regulation of Schwab Bank from the OTS to the Office of the Comptroller of the Currency (OCC); both transfers were effective July 21, 2011. The Federal Reserve recently issued notices of proposed rulemaking (NPRs) to meet certain requirements of the Dodd-Frank Act and to align current capital rules with the BASEL III capital standards. The NPRs would subject all savings and loan holding companies, including CSC, to consolidated capital requirements. In addition, the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. The NPRs would be phased in under an extended timeframe, beginning January 2013. The comment period for the NPRs ended on October 22, 2012 and the NPRs are subject to further modification. CSC is currently evaluating the impact of the NPRs but does not expect them to have a material impact on the Company’s business, financial condition, and results of operations.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of individual non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012, and July 24, 2012, the court denied defendants’ motions to dismiss the claims with respect to all but 3 of the 51 securities, and discovery is proceeding.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2012 compared to the same periods in 2011.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees increased and net interest revenue was relatively flat, while trading revenue decreased in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively.

Three Months Ended September 30,		2012		2011
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	—	$221		$220
Fee waivers	(15%)	(136)		(160)

Schwab money market funds after fee waivers	42%	85	7%	60	5%
Equity and bond funds	10%	32	3%	29	2%
Mutual Fund OneSource®	2%	171	14%	168	14%

Total mutual funds	12%	288	24%	257	21%
Advice solutions	15%	148	12%	129	11%
Other	10%	88	8%	80	7%

Asset management and administration fees	12%	524	44%	466	39%

Net interest revenue
Interest revenue	(2%)	478	40%	487	41%
Interest expense	(11%)	(39)	(3%)	(44)	(3%)

Net interest revenue	(1%)	439	37%	443	38%

Trading revenue
Commissions	(18%)	190	16%	233	20%
Principal transactions	(7%)	14	1%	15	1%

Trading revenue	(18%)	204	17%	248	21%

Other	(7%)	42	3%	45	4%

Provision for loan losses	25%	(10)	(1%)	(8)	(1%)

Net impairment losses on securities	(77%)	(3)	—	(13)	(1%)

Total net revenues	1%	$1,196	100%	$1,181	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,		2012		2011
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	4%	$663		$639
Fee waivers	11%	(445)		(400)

Schwab money market funds after fee waivers	(9%)	218	6%	239	7%
Equity and bond funds	7%	95	2%	89	2%
Mutual Fund OneSource®	(4%)	501	14%	520	15%

Total mutual funds	(4%)	814	22%	848	24%
Advice solutions	9%	427	12%	392	11%
Other	14%	263	7%	230	6%

Asset management and administration fees	2%	1,504	41%	1,470	41%

Net interest revenue
Interest revenue	(1%)	1,447	39%	1,464	41%
Interest expense	(13%)	(116)	(3%)	(134)	(4%)

Net interest revenue	—	1,331	36%	1,330	37%

Trading revenue
Commissions	(4%)	624	17%	647	18%
Principal transactions	(11%)	42	1%	47	1%

Trading revenue	(4%)	666	18%	694	19%

Other	76%	209	6%	119	4%

Provision for loan losses	8%	(14)	—	(13)	—

Net impairment losses on securities	27%	(28)	(1%)	(22)	(1%)

Total net revenues	3%	$3,668	100%	$3,578	100%

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

Asset management and administration fees increased by $58 million, or 12%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to increases in mutual fund service fees and advice solutions fees. Asset management and administration fees increased by $34 million, or 2%, in the first nine months of 2012 compared to the first nine months of 2011 due to increases in advice solutions fees and other asset management and administration fees, offset by a decrease in mutual fund service fees.

Mutual fund service fees increased by $31 million, or 12%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to an increase in net money market mutual fund fees as a result of improved short-term rates. Mutual fund

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

service fees decreased by $34 million, or 4%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to a decrease in net money market mutual fund fees as a result of lower yields on fund assets and a decrease in Mutual Fund OneSource fees.

Advice solutions fees increased by $19 million, or 15%, and $35 million, or 9%, in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively, primarily due to growth in client assets enrolled in retail advisory and managed account programs, which includes Windhaven®.

Other asset management and administration fees increased by $8 million, or 10%, and $33 million, or 14%, in the third quarter and first nine months of 2012 compared to the same periods in 2011 primarily due to an increase in third-party mutual fund service fees.

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

Schwab Bank maintains investment portfolios for liquidity as well as to invest funds from deposits in excess of loans to banking clients and liquidity limits. Schwab Bank’s securities available for sale include residential mortgage-backed securities, certificates of deposit, corporate debt securities, U.S. agency notes, and asset-backed and other securities. Schwab Bank’s securities held to maturity include residential mortgage-backed and other securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans and home equity lines of credit (HELOCs). These loans are largely funded by interest-bearing deposits from banking clients.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended September 30,	2012			2011
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,942	$4	0.20%	$6,025	$3	0.20%
Cash and investments segregated	23,516	12	0.20%	26,597	7	0.10%
Broker-related receivables (1)	414	—	—	300	—	0.03%
Receivables from brokerage clients	10,956	112	4.07%	10,749	117	4.32%
Securities available for sale (2)	40,701	146	1.43%	27,947	116	1.65%
Securities held to maturity	15,311	95	2.47%	15,469	128	3.28%
Loans to banking clients	10,014	77	3.06%	9,646	79	3.25%
Loans held for sale (1)	1	—	4.06%	49	1	4.27%

Total interest-earning assets	108,855	446	1.63%	96,782	451	1.85%

Other interest revenue		32			36

Total interest-earning assets	$108,855	$478	1.74%	$96,782	$487	2.00%

Funding sources:
Deposits from banking clients	$67,027	$11	0.07%	$53,247	$16	0.12%
Payables to brokerage clients	28,435	1	0.01%	30,962	1	0.01%
Long-term debt	1,923	27	5.59%	2,003	27	5.35%

Total interest-bearing liabilities	97,385	39	0.16%	86,212	44	0.20%

Non-interest-bearing funding sources	11,470			10,570

Total funding sources	$108,855	$39	0.14%	$96,782	$44	0.18%

Net interest revenue		$439	1.60%		$443	1.82%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2012			2011
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$6,741	$12	0.24%	$5,496	$9	0.22%
Cash and investments segregated	25,259	33	0.17%	25,120	30	0.16%
Broker-related receivables (1)	345	—	0.02%	346	—	0.05%
Receivables from brokerage clients	10,750	333	4.14%	10,784	356	4.41%
Securities available for sale (2)	38,443	443	1.54%	26,373	332	1.68%
Securities held to maturity	15,175	302	2.66%	16,313	413	3.38%
Loans to banking clients	9,921	233	3.14%	9,343	231	3.31%
Loans held for sale	24	1	4.12%	63	2	4.11%

Total interest-earning assets	106,658	1,357	1.70%	93,838	1,373	1.96%

Other interest revenue		90			91

Total interest-earning assets	$106,658	$1,447	1.81%	$93,838	$1,464	2.08%

Funding sources:
Deposits from banking clients	$63,577	$31	0.07%	$51,649	$49	0.13%
Payables to brokerage clients	29,651	2	0.01%	29,288	2	0.01%
Long-term debt	1,974	81	5.48%	2,004	81	5.40%

Total interest-bearing liabilities	95,202	114	0.16%	82,941	132	0.21%

Non-interest-bearing funding sources	11,456			10,897
Other interest expense		2			2

Total funding sources	$106,658	$116	0.14%	$93,838	$134	0.19%

Net interest revenue		$1,331	1.67%		$1,330	1.89%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue was relatively flat in the third quarter and first nine months of 2012 compared to the same periods in 2011, reflecting higher average balances of interest-earning assets, primarily securities available for sale, offset by lower interest rate spreads due to the continued pressure on market interest rates. The growth in the average balance of deposits from banking clients funded the increase in the balance of securities available for sale.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from client fixed income securities trading activity. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including state and municipal debt obligations, U.S. Government, corporate debt, and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes unrealized gains and losses on these securities positions. Factors that influence principal transaction revenue include the volume of client trades and market price volatility.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $44 million, or 18%, and $28 million, or 4%, in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively, primarily due to lower daily average revenue trades. Daily average revenue trades decreased in the third quarter and first nine months of 2012 primarily due to a lower volume of equity and mutual fund trades, partially offset by a higher volume of option and future trades as a result of the inclusion of optionsXpress. Average revenue earned per revenue trade remained relatively flat in the third quarter and first nine months of 2012 compared to the same periods in 2011.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
Daily average revenue trades (in thousands) (1)	261.5	323.1	(19%)	288.3	302.7	(5%)
Number of trading days	62.5	64.0	(2%)	187.5	189.0	(1%)
Average revenue earned per revenue trade	$12.44	$12.04	3%	$12.31	$12.13	1%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes nonrecurring gains, software fees from the Company’s portfolio management services, education services, exchange processing fees, gains on sales of mortgage loans, and other service fees. Other revenue increased by $90 million, or 76%, in the first nine months of 2012 from the first nine months of 2011 primarily due to a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. The increase was also due to the inclusion of revenues relating to education services and other fees from the optionsXpress acquisition.

Net Impairment Losses on Securities

Net impairment losses in the Company’s non-agency residential mortgage-backed securities portfolio were $3 million and $28 million in the third quarter and first nine months of 2012, respectively. Net impairment losses on securities were $13 million and $22 million in the third quarter and first nine months of 2011, respectively. These charges were higher in the first nine months of 2012 primarily due to further credit deterioration of the securities’ underlying loans and an increase in projected default rates for modified loans in the first quarter of 2012. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the third quarter and first nine months of 2012 compared to the same periods in 2011, which was primarily due to the inclusion of optionsXpress.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
Compensation and benefits	$442	$423	4%	$1,353	$1,290	5%
Professional services	98	104	(6%)	287	288	—
Occupancy and equipment	77	78	(1%)	233	222	5%
Advertising and market development	49	48	2%	173	159	9%
Communications	53	56	(5%)	166	166	—
Depreciation and amortization	50	39	28%	146	107	36%
Class action litigation and regulatory reserve	—	—	—	—	7	N/M
Other	66	73	(10%)	204	199	3%

Total expenses excluding interest	$835	$821	2%	$2,562	$2,438	5%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	70%	70%		70%	68%
Advertising and market development	4%	4%		5%	4%

N/M Not meaningful.

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonuses, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonuses are based on the Company’s overall performance as measured by earnings per common share, and therefore will fluctuate with this measure. Stock-based compensation primarily includes employee and board of director stock options, restricted stock units, and restricted stock awards.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $19 million, or 4%, and $63 million, or 5%, in the third quarter and first nine months of 2012 compared to the same periods in 2011 primarily due to increases in salaries and wages and employee benefits and other expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
Salaries and wages	$255	$247	3%	$785	$745	5%
Incentive compensation	119	114	4%	350	338	4%
Employee benefits and other	68	62	10%	218	207	5%

Total compensation and benefits expense	$442	$423	4%	$1,353	$1,290	5%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	21%	21%		21%	21%
Incentive compensation	10%	10%		10%	9%
Employee benefits and other	6%	5%		6%	6%

Total compensation and benefits expense	37%	36%		37%	36%

Full-time equivalent employees (in thousands) (1)
At quarter end	13.6	13.9	(2%)
Average	13.6	13.5	1%	13.8	13.2	5%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the third quarter and first nine months of 2012 compared to the same periods in 2011 primarily due to an increase in full-time employees, partially due to the addition of full-time employees from the optionsXpress acquisition. Employee benefits and other expense increased in the third quarter and first nine months of 2012 compared to the same periods in 2011 primarily due to increases in the Company’s deferred compensation plan expense as a result of improvement in the broad equity markets and payroll taxes as a result of the increase in full-time employees.

Expenses Excluding Compensation and Benefits

Occupancy and equipment expense increased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to an increase in software maintenance expense relating to the Company’s information technology systems.

Advertising and market development expense increased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the inclusion of optionsXpress’ expenses, including electronic media and customer seminars, and the Company’s higher spending on customer promotions.

Depreciation and amortization expense increased in the third quarter and first nine months of 2012 compared to the same periods in 2011 primarily due to amortization of intangible assets relating to the optionsXpress acquisition.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 31.6% and 38.9% for the third quarters of 2012 and 2011, respectively. The Company’s effective income tax rate on income before taxes was 35.2% and 38.5% for the first nine months of 2012 and 2011, respectively. The decrease in the third quarter of 2012 was primarily due to the recognition of a non-recurring state tax benefit of $20 million. The decrease in the first nine months of 2012 was primarily due to the non-recurring state tax benefit and the impact of a lower effective state income tax rate.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Institutional Services
Three Months Ended September 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	12%	$285	$254	12%	$238	$212
Net interest revenue	(3%)	367	377	9%	72	66
Trading revenue	(18%)	136	166	(16%)	69	82
Other	(12%)	22	25	5%	20	19
Provision for loan losses	29%	(9)	(7)	—	(1)	(1)
Net impairment losses on securities	(83%)	(2)	(12)	—	(1)	(1)

Total net revenues	—	799	803	5%	397	377

Expenses Excluding Interest	2%	571	561	2%	264	259

Income before taxes on income	(6%)	$228	$242	13%	$133	$118

	Unallocated			Total
Three Months Ended September 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	N/M	$1	$—	12%	$524	$466
Net interest revenue	N/M	—	—	(1%)	439	443
Trading revenue	N/M	(1)	—	(18%)	204	248
Other	N/M	—	1	(7%)	42	45
Provision for loan losses	N/M	—	—	25%	(10)	(8)
Net impairment losses on securities	N/M	—	—	(77%)	(3)	(13)

Total net revenues	N/M	—	1	1%	1,196	1,181

Expenses Excluding Interest	N/M	—	1	2%	835	821

Income before taxes on income	N/M	$—	$—	—	$361	$360

Taxes on income				(19%)	114	140

Net Income				12%	$247	$220

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Institutional Services
Nine Months Ended September 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	1%	$816	$805	3%	$688	$665
Net interest revenue	(2%)	1,117	1,137	11%	214	193
Trading revenue	(3%)	446	462	(5%)	221	232
Other	25%	76	61	7%	61	57
Provision for loan losses	9%	(12)	(11)	—	(2)	(2)
Net impairment losses on securities	20%	(24)	(20)	100%	(4)	(2)

Total net revenues	(1%)	2,419	2,434	3%	1,178	1,143

Expenses Excluding Interest	6%	1,764	1,662	3%	798	777

Income before taxes on income	(15%)	$655	$772	4%	$380	$366

	Unallocated			Total
Nine Months Ended September 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	N/M	$—	$—	2%	$1,504	$1,470
Net interest revenue	N/M	—	—	—	1,331	1,330
Trading revenue	N/M	(1)	—	(4%)	666	694
Other	N/M	72	1	76%	209	119
Provision for loan losses	N/M	—	—	8%	(14)	(13)
Net impairment losses on securities	N/M	—	—	27%	(28)	(22)

Total net revenues	N/M	71	1	3%	3,668	3,578

Expenses Excluding Interest	N/M	—	(1)	5%	2,562	2,438

Income before taxes on income	N/M	$71	$2	(3%)	$1,106	$1,140

Taxes on income				(11%)	389	439

Net Income				2%	$717	$701

N/M Not meaningful.

Investor Services

Net revenues were flat in the third quarter of 2012 compared to the third quarter of 2011 as the increase in asset management and administration fees was largely offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees, including net money market mutual fund fees, and revenue from the Company’s advice solution fees relating to Windhaven. Trading revenue decreased primarily due to lower daily average revenue trades. Expenses excluding interest increased by $10 million, or 2%, in the third quarter of 2012 compared to the third quarter of 2011 primarily due to the inclusion of optionsXpress’ compensation and benefits and depreciation and amortization expenses.

Net revenues were relatively flat in the first nine months of 2012 compared to the first nine months of 2011 as the decreases in net interest revenue and trading revenue were largely offset by increases in asset management and administration fees and other revenue. Net interest revenue decreased primarily due to the effect of lower interest rate spreads due to the continued pressure on market interest rates. Trading revenue decreased primarily due to lower daily average revenue trades. Asset management and administration fees increased primarily due to an increase in revenue from the Company’s advice solution fees relating to Windhaven, partially offset by a decrease in net money market mutual fund fees. Other revenue increased primarily due to the inclusion of revenues relating to education services and other fees from optionsXpress. Expenses excluding interest increased by $102 million, or 6%, primarily due to the inclusion of optionsXpress’ compensation and benefits, advertising and market development, and depreciation and amortization expenses.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Institutional Services

Net revenues increased by $20 million, or 5%, and $35 million, or 3%, in the third quarter and first nine months of 2012 compared to the same periods in 2011, respectively, primarily due to increases in asset management and administration fees and net interest revenue, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to an increase in third-party mutual fund service fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of lower interest rate spreads due to the continued low interest rate environment. Trading revenue decreased primarily due to lower daily average revenue trades. Expenses excluding interest increased by $21 million, or 3% in the first nine months of 2012 compared to the first nine months of 2011 primarily due to increases in compensation and benefits and occupancy and equipment expenses.

Unallocated

Other revenue in the first nine months of 2012 includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The Company’s capital structure is designed to provide each subsidiary with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. CSC is subject to supervision and regulation by the Federal Reserve and Schwab Bank is subject to supervision and regulation by the OCC.

Liquidity

CSC

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio, as defined by the Federal Reserve, of at least 6%. At September 30, 2012, CSC’s Tier 1 Leverage Ratio was 6.9%.

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

In August 2012, CSC completed an exchange offer with certain eligible holders of its 4.950% Senior Notes due 2014 (Old Senior Notes), whereby Old Senior Notes in an aggregate principal amount of $256 million were exchanged for the same aggregate principal amount of 3.225% Senior Notes due 2022 (New Senior Notes) and cash consideration of $19 million. For further discussion of this debt exchange, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Borrowings.”

On August 31, 2012, CSC redeemed all of the fixed-to-floating rate trust preferred securities issued by Schwab Capital Trust (Trust) of which $202 million in principal was outstanding for $207 million, which included accumulated and unpaid distributions up to and including the redemption date. The trust preferred securities were redeemed, along with the common securities issued by the Trust and held by CSC, as a result of the concurrent redemption in whole by CSC of the Junior

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Subordinated Notes held by the Trust which underlay the trust preferred securities. For further discussion of this redemption, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Borrowings.”

In June and January 2012 the Company completed equity offerings of 485,000 and 400,000 shares of its preferred stock, Series B and Series A, respectively, under the Shelf Registration Statement. CSC’s preferred stock is rated Baa2 by Moody’s Investors Service (Moody’s), BBB+ by Standard & Poor’s Ratings Group (Standard & Poor’s), and BB+ by Fitch Ratings, Ltd (Fitch). For further discussion of these equity offerings, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Preferred Stock.”

CSC has liquidity needs that arise from the funding of cash dividends, acquisitions, and investments, as well as its Senior Notes and Senior Medium-Term Notes, Series A (Medium-Term Notes). The following are details of CSC’s long-term debt:

September 30, 2012	Par Outstanding	Maturity	Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$1,450	2014 - 2022	3.225% to 4.950% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at September 30, 2012. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2013. This facility replaced a similar facility that expired in June 2012 and was unused during the first nine months of 2012. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At September 30, 2012, the minimum level of stockholders’ equity required under this facility was $5.7 billion (CSC’s stockholders’ equity at September 30, 2012, was $9.5 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $670 million of the $820 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first nine months of 2012.

In addition, Schwab provides CSC with a $1.0 billion credit facility, maturing December 2014. There were no funds drawn under this facility at September 30, 2012.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2012, Schwab’s net capital was $1.4 billion (10% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $692 million in excess of 5% of aggregate debit balances.

Schwab is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and other applicable regulations that require it to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. These funds are included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets and are not available as a general source of liquidity.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $32.8 billion and $33.5 billion at September 30, 2012 and December 31, 2011, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $95 million at September 30, 2012, is being reduced by a portion of the lease payments over the remaining lease term of 12 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $820 million at September 30, 2012. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for three days during the first nine months of 2012, with average daily amounts borrowed of $62 million. There were no borrowings outstanding under these lines at September 30, 2012.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with six banks in favor of the OCC aggregating $325 million at September 30, 2012. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2012, the aggregate face amount of these LOCs totaled $99 million. There were no funds drawn under any of these LOCs during the first nine months of 2012.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. The amount outstanding under this facility at September 30, 2012, was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at September 30, 2012.

Schwab Bank

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at September 30, 2012, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at September 30, 2012, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,584	21.7%	$1,031	4.0%	$1,547	6.0%
Total Risk-Based Capital	$5,639	21.9%	$2,062	8.0%	$2,578	10.0%
Tier 1 Leverage	$5,584	7.5%	$2,993	4.0%	$3,741	5.0%
Tangible Equity	$5,584	7.5%	$1,496	2.0%	N/A

N/A Not applicable.

Management lowered its target Tier 1 Leverage Ratio for Schwab Bank from at least 7.5% to at least 6.25% in the third quarter of 2012. This change reflects Schwab Bank’s approach to lending and investing, which results in a lower risk profile relative to the industry and risk-based capital ratios significantly in excess of well capitalized levels. This allows greater flexibility in managing capital resources to either support Schwab Bank’s balance sheet growth or return capital to CSC. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At September 30, 2012, these balances totaled $48.5 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At September 30, 2012, $2.8 billion was available under this arrangement. There were no funds drawn under this arrangement during the first nine months of 2012.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. At September 30, 2012, $4.9 billion was available under this facility. There were no funds drawn under this facility during the first nine months of 2012.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first nine months of 2012.

optionsXpress

optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a registered broker-dealer and is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2012, optionsXpress, Inc.’s net capital was $78 million (33% of aggregate debit balances), which was $73 million in excess of its minimum required net capital and $66 million in excess of 5% of aggregate debit balances.

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

Additionally, optionsXpress, Inc. is subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and other applicable regulations that require it to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. These funds are included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets and are not available as a general source of liquidity.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.2 billion at September 30, 2012. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

CSC provides optionsXpress, Inc. with a $100 million credit facility, which is scheduled to expire in December 2014. The amount outstanding under this facility at September 30, 2012, was $60 million. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc.

optionsXpress has a term loan with CSC, of which $95 million was outstanding at September 30, 2012, and it matures in December 2014.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2012, was $11.2 billion, up $1.5 billion, or 16%, from December 31, 2011.

At September 30, 2012, the Company had long-term debt of $1.8 billion, or 16% of total financial capital, that bears interest at a weighted-average rate of 4.73%. At December 31, 2011, the Company had long-term debt of $2.0 billion, or 21% of total financial capital. In August 2012, CSC completed an exchange offer with certain eligible holders of its Old Senior Notes, whereby Old Senior Notes in an aggregate principal amount of $256 million were exchanged for the same aggregate principal amount of New Senior Notes and cash consideration of $19 million. On August 31, 2012, CSC redeemed all of the fixed-to-floating rate trust preferred securities issued by the Trust of which $202 million in principal was outstanding for $207 million, which included accumulated and unpaid distributions up to and including the redemption date. The trust preferred securities were redeemed, along with the common securities issued by the Trust and held by CSC, as a result of the concurrent redemption in whole by CSC of the Junior Subordinated Notes held by the Trust which underlay the trust preferred securities. In addition, the Company repaid $5 million of other long-term debt in the first nine months of 2012.

The Company’s cash position (reported as cash and cash equivalents on its condensed consolidated balance sheets) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business, and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases and issuances of CSC’s preferred and common stock. The combination of these factors can cause significant fluctuations in the cash position during specific time periods.

Equity Offerings

In June 2012, the Company issued and sold 485,000 shares of 6.00% non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share for net proceeds of $469 million (Series B Preferred Stock). In January 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate (currently fixed at 7.000%) non-cumulative perpetual preferred stock, Series A, with a liquidation preference of $1,000 per share for net proceeds of $394 million

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

(Series A Preferred Stock). Net proceeds received from these sales are being used for general corporate purposes, which may include, without limitation, extending credit to, or funding investments in, the Company’s subsidiaries, and the possible refinancing of outstanding indebtedness. For further discussion of these equity offerings, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Preferred Stock.”

Capital Expenditures

The Company’s capital expenditures were $98 million and $135 million in the first nine months of 2012 and 2011, respectively. Capital expenditures in the first nine months of 2012 and 2011 were primarily for capitalized costs for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capitalized costs for developing internal-use software were $45 million and $40 million in the first nine months of 2012 and 2011, respectively.

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

Dividends

CSC paid common stock cash dividends of $231 million ($0.18 per share) and $218 million ($0.18 per share) in the first nine months of 2012 and 2011, respectively.

CSC paid Series A Preferred Stock cash dividends of $14 million ($36.17 per share) and Series B Preferred Stock cash dividends of $7 million ($14.17 per share) in the first nine months of 2012. Under the respective terms of the Series A Preferred Stock and Series B Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the relevant series of preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the relevant series of preferred stock for the immediately preceding dividend period. For further discussion of the Series A and Series B Preferred Stock offerings, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Preferred Stock.”

Share Repurchases

There were no repurchases of CSC’s common stock in the first nine months of 2012 or 2011. As of September 30, 2012, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

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

RISK MANAGEMENT

The Company’s business activities expose it to a variety of risks, including technology, operations, credit, market, liquidity, legal, and reputational. Identification and management of these risks are essential to the success and financial soundness of the Company.

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

Credit Risk Exposures

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses, which is reviewed quarterly by management. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgage) of $6.0 billion and HELOCs of $3.3 billion at September 30, 2012.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first nine months of 2012. At September 30, 2012, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At September 30, 2012, 22% of HELOCs ($735 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 767 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2012, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At September 30, 2012, the weighted-average estimated current LTV ratios were 60% and 69% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At September 30, 2012, the weighted-average updated FICO scores were 769 for both the First Mortgage and HELOC portfolios.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At September 30, 2012, 78% of the HELOCs ($2.6 billion of the HELOC portfolio) were in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property, when such status is available. The portion of the Company’s second lien HELOC portfolio for which the Company either holds the first lien or has the ability to monitor the delinquency status of the related first mortgage was $626 million, or 19%, of the HELOC portfolio at September 30, 2012. Additionally, at September 30, 2012, approximately 35% of the HELOC borrowers that had a balance only paid the minimum amount due.

For more information on the Company’s credit quality indicators relating to its First Mortgage and HELOC portfolios, including delinquency characteristics, borrower FICO scores at origination, updated borrower FICO scores, LTV ratios at origination, and estimated current LTV ratios, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Loans to Banking Clients and Related Allowance for Loan Losses.”

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	September 30, 2012	December 31, 2011
Loan delinquencies (1)	0.90%	0.81%
Nonaccrual loans	0.45%	0.53%
Allowance for loan losses	0.56%	0.55%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $42.4 billion and $16.2 billion at September 30, 2012, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency notes, and asset-backed and other securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

Residential mortgage-backed securities, particularly Alt-A securities, experienced continued credit deterioration in the first nine months of 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment and Other Developments.” At September 30, 2012, the amortized cost of non-agency residential mortgage-backed securities represented 2% of the total residential mortgage-backed securities portfolio. These securities were originated between 2003 and 2007. At September 30, 2012, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $40.6 billion at September 30, 2012. Of these, $39.8 billion were issued by U.S. agencies and $782 million were issued by private entities (non-agency

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

securities). The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At September 30, 2012, the amortized cost and fair value of Alt-A mortgage-backed securities were $326 million and $280 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $7.6 billion at September 30, 2012, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. At September 30, 2012, the Company held $535 million of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $5.5 billion of adjustable rate first lien residential real estate mortgage loans at September 30, 2012. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 55% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At September 30, 2012, 44% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

The Company’s HELOC product has a 30-year loan term with an initial draw period of 10 years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin. The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2012	Balance
Within 1 year	$49
> 1 year – 3 years	645
> 3 years – 5 years	464
> 5 years	2,188

Total	$3,346

As of September 30, 2012, all of the Company’s HELOC loans are within the 10-year initial draw period, and as such, none of the HELOCs have converted to an amortizing loan.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $18.2 billion at September 30, 2012.

European Holdings

The Company has exposure to non-sovereign financial institutions in Europe. The following table shows the amortized cost and fair values of cash equivalents, cash and investments segregated and on deposit for regulatory purposes, securities available for sale, and securities held to maturity by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of September 30, 2012.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Fair Value as of September 30, 2012
	Denmark (1)	France	Germany	Netherlands	Norway	Sweden	Switzerland	United Kingdom	Total
Cash equivalents:
Time deposits	$—	$408	$144	$—	$300	$—	$—	$300	$1,152
Commercial paper	—	100	—	—	—	—	—	—	100

Cash and investments segregated and on deposit for regulatory purposes:
Trust deposits	—	—	62	—	—	—	—	—	62

Securities available for sale:
Certificates of deposit	—	100	300	100	100	702	802	1,000	3,104
Corporate debt securities	213	—	—	193	—	100	—	326	832
Commercial paper	—	—	—	—	—	—	—	299	299

Securities held to maturity:
Corporate debt securities	—	—	—	—	—	—	100	—	100

Total fair value	$213	$608	$506	$293	$400	$802	$902	$1,925	$5,649

Total amortized cost	$212	$608	$506	$292	$400	$800	$900	$1,922	$5,640

Maturities:
Overnight	$—	$408	$206	$—	$300	$—	$—	$300	$1,214
1 day – < 6 months	—	200	300	70	100	200	76	1,200	2,146
6 months – < 1 year	213	—	—	—	—	301	551	223	1,288
1 year – 2 years	—	—	—	223	—	301	175	99	798
> 2 years	—	—	—	—	—	—	100	103	203

Total fair value	$213	$608	$506	$293	$400	$802	$902	$1,925	$5,649

(1)	The exposures in Denmark are also backed by the full faith and credit of the Denmark government.

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At September 30, 2012, the Company had $244 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these critical accounting estimates during the first nine months of 2012.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Increase of 100 basis points	20.7%	19.1%
Decrease of 100 basis points	(9.7%)	(8.1%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first nine months of 2012 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 7. Commitments and Contingencies.”

Item 1A.	Risk Factors

During the first nine months of 2012, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2012:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	6	$12.87	N/A	N/A
August:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	6	$13.08	N/A	N/A
September:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	7	$13.99	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	19	$13.34	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

4.25	Third Supplemental Indenture, dated as of August 27, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.25 to the Registrant’s Form 8-K dated August 27, 2012, and incorporated herein by reference.

4.26	Form of QIB Global Note for the Company’s 3.225% Senior Notes due 2022, filed as Exhibit 4.26 to the Registrant’s Form 8-K dated August 27, 2012, and incorporated herein by reference.

4.27	Form of Regulation S Global Note for the Company’s 3.225% Senior Notes due 2022, filed as Exhibit 4.27 to the Registrant’s Form 8-K dated August 27, 2012, and incorporated herein by reference.

4.28	Exchange and Registration Rights Agreement, dated August 27, 2012, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. and Wells Fargo Securities, LLC, filed as Exhibit 4.28 to the Registrant’s Form 8-K dated August 27, 2012, and incorporated herein by reference.

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007.	(1)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 6, 2012	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer