Form 10-K
period 2012-12-31
SCHWAB CHARLES CORP
filed 2013-02-22
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

211 Main Street, San Francisco, CA 94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.01 par value per share	New York Stock Exchange
Depository Shares, each representing a 1/40th ownership interest in a share of 6.0% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14.1 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2013, was 1,277,985,901.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 16, 2013, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2012

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (together referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, money management, and financial advisory services. At December 31, 2012, the Company had $1.95 trillion in client assets, 8.8 million active brokerage accounts(a), 1.6 million corporate retirement plan participants, and 865,000 banking accounts.

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

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment provides retail brokerage and banking services to individual investors. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors (IAs). The Institutional Services segment also provides retirement plan services, specialty brokerage services, and mutual fund clearing services. For financial information by segment for the three years ended December 31, 2012, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 25. Segment Information.”

As of December 31, 2012, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 13,800 full-time employees.

Business Acquisitions

On December 14, 2012, the Company acquired ThomasPartners, Inc., a growth and dividend income-focused asset management firm.

In September 2011, the Company acquired optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity option securities and futures. The optionsXpress® brokerage platform provides active investors and traders trading tools, analytics and education to execute a variety of investment strategies. optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a securities broker-dealer.

In November 2010, the Company acquired substantially all of the assets of Windward Investment Management, Inc. (Windward), an investment advisory firm that managed diversified investment portfolios comprised primarily of exchange-traded fund securities. As a result of the acquisition, Windhaven Investment Management, Inc. (Windhaven) was formed as a wholly-owned subsidiary of Schwab Holdings, Inc.

Business Strategy and Competitive Environment

The Company’s purpose is to champion every client’s goals with passion and integrity, believing that the best long-term strategy is one that puts clients first. Seeing the Company’s business “through clients’ eyes” helps it earn its clients’ trust as

(a)	Accounts with balances or activity within the preceding eight months.

THE CHARLES SCHWAB CORPORATION

the Company strives daily to fulfill its purpose and act according to its values. The Company’s values are to serve its clients in an ethical, empathetic and proactive way; to innovate constantly to improve the client experience; to respect fellow employees and reinforce the power of teamwork; and to be good stewards of the resources entrusted to the Company – client assets, the Company’s brand, and stockholder value.

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms, as well as banks and trust companies. In serving these investors and competing for a growing percentage of the investable wealth in the U.S., the Company offers a multi-channel service delivery model, which includes online, mobile, telephonic, and branch capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the Company. Schwab’s branches and regional telephone service centers are staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an IA – is a competitive strength compared to the more fragmented offerings of other firms.

The Company’s online, mobile, and telephonic channels provide quick and efficient access to an extensive array of information, research, tools, trade execution, and administrative services, which clients can access according to their needs. For example, clients that trade more actively can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists and integrated product offerings. Individuals investing for retirement through 401(k) plans can take advantage of the Company’s bundled offering of multiple investment choices, education, and third-party advice. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships by complementing these capabilities with the extensive array of investment, banking, and lending products and services described in the following section.

In the IA arena, the Company competes with institutional custodians, traditional and discount brokers, banks, investment advisory firms, and trust companies. Management believes that its Institutional Services segment can maintain its market leadership position primarily through the efforts of its expanded sales and support teams, which are dedicated to helping IAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, Institutional Services competes by utilizing technology to provide IAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Institutional Services sponsors a variety of national, regional, and local events designed to help IAs identify and implement better ways to grow and manage their practices efficiently.

Another important aspect of the Company’s ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater flexibility in its approach to pricing and investing for growth. Management believes that this flexibility remains important in light of the competitive environment, in which a number of competitors offer reduced online trading commission rates and low expense ratios on certain classes of mutual funds and exchange-traded funds. Additionally, the Company’s nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab® brand.

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

THE CHARLES SCHWAB CORPORATION

•	Exchange-traded funds (ETFs) – third-party and proprietary ETFs, including Schwab ETFs™, and separately managed portfolios of ETFs;

•	Advice solutions – separately managed accounts, customized personal advice for tailored portfolios, and specialized planning and full-time portfolio management;

•

Banking – checking accounts linked to brokerage accounts, savings accounts, certificates of deposit, demand deposit accounts, first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), personal loans collateralized by securities, and entity lending; and

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services.

These products, and the Company’s full array of investing services, are made available through its two segments – Investor Services and Institutional Services. The Company’s major sources of revenues are generated by both of the Company’s reportable segments. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the Company’s reportable segments are the same as those described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Summary of Significant Accounting Policies.”

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

Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include workshops, interactive courses, and online information about investing, which Schwab does not earn revenue from. Additionally, Schwab provides various internet-based research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings InternationalTM, an international ranking methodology, covers approximately 4,000 stocks in 28 foreign equity markets. Stocks are rated based on specific factors relating to fundamentals, valuation, momentum, and risk and ranked so that the number of ‘buy consideration’ ratings – As and Bs – equals the number of ‘sell consideration’ ratings – Ds and Fs.

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

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company provides investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed PortfoliosTM and Windhaven® programs. The Company also refers investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. In addition, clients who want the assistance of an independent professional in managing their financial affairs may be referred to IAs in the Schwab Advisor Network®. These IAs provide personalized portfolio management, financial planning, and wealth management solutions.

The Company strives to deliver information, education, technology, service, and pricing that meet the specific needs of clients who trade actively. Schwab and optionsXpress, Inc. both offer integrated Web- and software-based trading platforms, which

THE CHARLES SCHWAB CORPORATION

incorporate intelligent order routing technology, real-time market data, options trading, premium stock or futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management tools, decision support tools, and dedicated personal support.

For clients wishing to invest in foreign equities, the Company offers a suite of global investing capabilities, including on-line access to certain foreign equity markets with the ability to trade in their local currencies. In addition, the Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. In the U.S., the Company serves Chinese-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices and Web-based and telephonic services.

Institutional Services

The Institutional Services segment consists of the following four business units: Advisor Services, Retirement Plan Services, Retirement Business Services, and Corporate Brokerage Services.

Through the Advisor Services business, Schwab provides custodial, trading, technology, practice management, trust asset, and other support services to IAs. To attract and serve IAs, Advisor Services has a dedicated sales force and service teams assigned to meet their needs.

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

IAs and their clients have access to a broad range of the Company’s products and services, including individual securities, mutual funds, ETFs, managed accounts, and cash products.

Retirement Plan Services offers a bundled 401(k) retirement plan product that provides plan sponsors a wide array of investment options, trustee or custodial services, and participant-level recordkeeping. Plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In 2012, the Company launched Schwab Index Advantage®, a unique 401(k) plan offer designed to lower costs, simplify investing and help workers better prepare for retirement. Services also include support for Roth 401(k) accounts and profit sharing and defined benefit plans. The Company provides a robust suite of tools to plan sponsors to manage their plans, including plan-specific reports, studies and research, access to legislative updates and benchmarking reports that provide perspective on their plan’s features compared with overall industry and segment-specific

THE CHARLES SCHWAB CORPORATION

plans. Participants in bundled plans serviced by the Company receive targeted education materials, have access to electronic tools and resources, may attend onsite and virtual seminars, and can receive third-party advice delivered by Schwab. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates.

Through Retirement Business Services, the Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with the Company’s investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans.

Corporate Brokerage Services provides specialty brokerage-related services to corporate clients through its Stock Plan Services and Designated Brokerage Services businesses. Stock Plan Services offers equity compensation plan sponsors full-service recordkeeping for stock plans: stock options, restricted stock, performance shares and stock appreciation rights. Specialized services for executive transactions and reporting, grant acceptance tracking and other services are offered to employers to meet the needs of administering the reporting and compliance aspects of an equity compensation plan. Designated Brokerage Services provides solutions for compliance departments of regulated companies and firms with special requirements to monitor employee personal trading, including trade surveillance technology. The Corporate Brokerage Services unit also provides mutual fund clearing services to banks, brokerage firms and trust companies and offers proprietary mutual funds, ETFs, collective trust funds, and investment management outside the Company to institutional channels.

Subsequent Changes to Segment Information

In the first quarter of 2013, the Company realigned its reportable segments as a result of recent organizational changes. The Institutional segment will be renamed to Advisor Services. The Retirement Plan Services, Corporate Brokerage Retirement Products (formerly part of Retirement Business Services), and Corporate Brokerage Services business units will be reallocated to the Investor Services segment. The Company will recast the segment information based on this realignment in the first quarter of 2013.

Regulation

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (OCC). CSC is currently not subject to specific statutory capital requirements, however CSC is required to serve as a source of strength for Schwab Bank. Under the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act), CSC will be subject to new minimum leverage and minimum risk-based capital ratio requirements that will be set by the Federal Reserve that are at least as stringent as the current requirements generally applicable to insured depository institutions.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. CSC’s principal U.S. broker-dealers are Schwab and optionsXpress, Inc. Schwab is registered as a broker-dealer with the United States Securities and Exchange Commission (SEC), the fifty states, and the District of Columbia and Puerto Rico.

THE CHARLES SCHWAB CORPORATION

optionsXpress, Inc. is registered as a broker-dealer with the SEC, the fifty states, the District of Columbia, Puerto Rico, and the Virgin Islands. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab and optionsXpress, Inc. are regulated by the Commodities Futures Trading Commission (CFTC) with respect to the commodity futures and commodities trading activities they conduct as an introducing broker and futures commission merchant, respectively.

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

Schwab and optionsXpress, Inc. are both subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Because CSC itself is not a registered broker-dealer, it is not subject to the Uniform Net Capital Rule. However, if Schwab fails to maintain specified levels of net capital, such failure would constitute a default by CSC under debt covenants under CSC’s credit agreement.

The Uniform Net Capital Rule limits broker-dealers’ ability to transfer capital to parent companies and other affiliates. Compliance with the Uniform Net Capital Rule could limit Schwab’s operations and its ability to repay subordinated debt to CSC, which in turn could limit CSC’s ability to repay debt, pay cash dividends, and purchase shares of its outstanding stock.

Sources of Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based advisory solutions. Net interest revenue is the difference between interest earned on interest-earning assets (such as cash, short- and long-term investments, and mortgage and margin loans) and interest paid on funding sources (including banking deposits and client cash in brokerage accounts and long-term debt). The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue primarily from trading activity in client fixed income securities.

For revenue information by source for the three years ended December 31, 2012, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

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

THE CHARLES SCHWAB CORPORATION

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

For a discussion of the Company’s risk management, including operational risk, credit risk, and market risk, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

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

When cash generated by client activity and operating earnings is not sufficient for the Company’s liquidity needs, the Company must seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC and Schwab maintain committed and uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

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

When clients purchase securities on margin, the Company is subject to the risk that clients may default on their obligations when the value of the securities held as collateral falls below the amount of clients’ indebtedness. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, which include U.S. agency and non-agency mortgage-backed securities, consumer loan asset-backed securities, corporate debt securities, certificates of deposit, U.S. agency notes, and commercial paper among other investments. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in the unemployment rate, delinquency and default rates, housing price declines, changes in prevailing interest rates and other economic factors.

Loss of value of securities available for sale and securities held to maturity can negatively affect earnings if management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment exists is a matter of judgment, which includes the assessment of several factors. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.” If management determines that a security is other-than-temporarily impaired, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Certain securities available for sale experienced continued credit deterioration in 2012, which resulted in impairment charges. Deterioration in the performance of securities available for sale and securities held to maturity could result in the recognition of future impairment charges.

The Company’s loans to banking clients primarily consist of First Mortgages and HELOCs. Increases in delinquency and default rates, housing price declines, increases in the unemployment rate, and other economic factors can result in charges for loan loss reserves and write downs on such loans.

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

The Company sponsors a number of proprietary money market mutual funds and other proprietary funds. Although the Company has no obligation to do so, the Company may decide for competitive or other reasons to provide credit, liquidity or other support to its funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause the Company to take significant charges, could reduce the Company’s liquidity and, in certain situations, could, with respect to proprietary funds other than money market mutual funds, result in the Company having to consolidate a supported fund in its financial statements. If the Company chose not to provide credit, liquidity or other support in such a situation, the Company could suffer reputational damage and its business could be adversely affected.

THE CHARLES SCHWAB CORPORATION

Significant interest rate changes could affect the Company’s profitability and financial condition.

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (such as cash equivalents, short- and long-term investments, and mortgage and margin loans) relative to changes in the costs of its funding sources (including deposits in banking and brokerage accounts, short-term borrowings, and long-term debt). Changes in interest rates generally affect the interest earned on interest-earning assets differently than the interest the Company pays on its interest-bearing liabilities. In addition, certain funding sources do not bear interest and their cost therefore does not vary. Overall, the Company is positioned to benefit from a rising interest rate environment; the Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on its funding sources, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. With the low interest rate environment, the Company’s yield on interest-earning assets has been declining more than the average rate that the Company pays on its funding sources. The Company may also be limited in the amount it can reduce interest rates on deposit accounts and still offer a competitive return.

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

The Company is subject to litigation and regulatory investigations and proceedings and may not be successful in defending itself against claims or proceedings.

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

Litigation and arbitration claims include those brought by the Company’s clients and the clients of third party advisors whose assets are custodied at the Company. Claims from clients of third party advisors may allege losses due to investment decisions made by the third party advisors or the advisors’ misconduct. Litigation claims also include claims from third parties alleging infringement of their intellectual property rights (e.g., patents). Such litigation can require the expenditure of significant Company resources. If the Company were found to have infringed a third-party patent, or other intellectual property rights, it could incur substantial damages, and in some circumstances could be enjoined from using certain technology, or providing certain products or services.

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

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation becomes more extensive and complex in response to market disruptions. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients. These regulations often serve to limit the Company’s activities by way of capital, customer protection and market

THE CHARLES SCHWAB CORPORATION

conduct requirements, and restrictions on the businesses activities that the Company may conduct. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension or expulsion, or other disciplinary sanctions, including limitations on the Company’s business activities, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

Legislation or changes in rules and regulations could negatively impact the Company’s business and financial results.

New legislation, rule changes, or changes in the interpretation or enforcement of existing federal, state and SRO rules and regulations, including changes relating to money market mutual funds, broker-dealer fiduciary duties and mortgage products and services, may directly affect the operation and profitability of the Company or its specific business lines. The profitability of the Company could also be affected by rules and regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business the Company conducts, modifications to the Company’s business practices, increased capital requirements, or additional costs.

Financial reforms and related regulations may affect the Company’s business activities, financial position and profitability.

The Dodd-Frank Act was signed into law in July 2010 and implementation is ongoing. This legislation makes extensive changes to the laws regulating financial services firms and significant rule-making and interpretation remains. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Among other things, the legislation authorizes various assessments and fees and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions, and requires the SEC to complete studies and develop rules regarding various investor protection issues. The legislation also charges the Federal Reserve with drafting enhanced regulatory requirements for non-bank financial institutions designated as “systemically important.” CSC has not been designated as “systemically important,” but could be designated in the future. The legislation also eliminated the Office of Thrift Supervision (OTS) effective July 21, 2011 and, as a result, the Federal Reserve became CSC’s primary regulator and the OCC became the primary regulator of Schwab Bank. CSC is continuing to review the impact the legislation, studies and related rule-making will have on the Company’s business, financial condition, and results of operations.

In 2012, the Federal Reserve issued notices of proposed rulemaking (NPRs) to meet certain requirements of the Dodd-Frank Act and to align current capital rules with the BASEL III capital standards. The NPRs would subject all savings and loan holding companies, including CSC, to consolidated capital requirements. In addition, the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. The Company expects the capital standard rules to be phased in under an extended timeframe after adoption. The comment period for the NPRs ended on October 22, 2012 and the NPRs are subject to further modification. CSC continues to monitor developments in order to assess the impact of the NPRs but does not expect them to have a material impact on the Company’s business, financial condition, and results of operations.

The legislation also established a new independent Consumer Financial Protection Bureau, which has broad rulemaking, supervisory and enforcement authority over consumer products, including mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau. These rules may negatively impact the range of products offered and profitability of our loan products.

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

THE CHARLES SCHWAB CORPORATION

or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes.

Technology and operational failures or errors could subject the Company to losses, litigation, and regulatory actions.

The Company faces operational risk, which is the potential for loss due to inadequate or failed internal processes, systems, and firms or exchanges handling client orders, or from external events and relationships impacting the Company and/or any of its key business partners and vendors. This risk also includes the risk of human error, execution errors, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, terrorist attacks, natural disaster, capacity constraints and software flaws. It could take several hours or more to restore full functionality to the Company’s technology or other operating systems in the event of an unforeseen event which could affect the Company’s ability to process and settle client transactions. Moreover, instances of fraud or other misconduct, including improper use or disclosure of confidential client, employee, or company information, might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that the Company will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of its vendors or other third parties.

While the Company devotes substantial attention and resources to the reliability, capacity and scalability of its systems, extraordinary trading volumes could cause the Company’s computer systems to operate at unacceptably slow speeds or even fail, affecting the Company’s ability to process client transactions and potentially resulting in some clients’ orders being executed at prices they did not anticipate. Disruptions in service and slower system response times could result in substantial losses and decreased client satisfaction. The Company is also dependent on the integrity and performance of securities exchanges, clearing houses and other intermediaries to which client orders are routed for execution and settlement. Systems failures and constraints and transaction error at such intermediaries could result in delays and erroneous or unanticipated execution prices, cause substantial losses for the Company and for its clients, and subject the Company to claims from its clients for damages.

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

Security breaches of the Company’s systems, or those of its clients or third parties, may subject the Company to significant liability and damage the Company’s reputation.

The Company’s business involves the secure processing, storage and transmission of confidential information about the Company and its clients. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers and other external parties. The Company’s systems and those of other financial institutions have been and are likely to continue to be the target of cyber attacks, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. Despite the Company’s efforts to ensure the integrity of its systems, the Company may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means, for example, actions by a suborned employee.

THE CHARLES SCHWAB CORPORATION

Security breaches, including breaches of the Company’s security measures or those of the Company’s third-party service providers or clients, could result in a violation of applicable privacy and other laws and could subject the Company to significant liability or loss that may not be covered by insurance, actions by the Company’s regulators, damage to the Company’s reputation, or a loss of confidence in the Company’s security measures which could harm the Company’s business. The Company may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures.

The Company also faces risk related to external fraud involving the compromise of clients’ personal electronic devices that can facilitate the unauthorized access to login and password information for their various online financial accounts, including those at the Company. Such risk has grown in recent years due to the increased sophistication and activities of organized crime and other external parties. For example, these parties send fraudulent “phishing” emails to the Company’s clients in order to misappropriate user names, passwords or other personal information. Losses reimbursed to clients under the Company’s guarantee against unauthorized account activity could have a negative impact on the Company’s business, financial condition and results of operations.

Potential strategic transactions could have a negative impact on the Company’s financial position.

The Company evaluates potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on the Company’s financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. In addition, an acquisition may cause the Company to assume liabilities or become subject to litigation. Further, the Company may not realize the anticipated benefits from an acquisition, and any future acquisition could be dilutive to the Company’s current stockholders’ percentage ownership or to earnings per common share.

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

A summary of the Company’s significant locations at December 31, 2012, is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate office space:

San Francisco, CA (1)	779	—

Service centers:

Phoenix, AZ (2)	47	709

Denver, CO	383	—

Indianapolis, IN	—	274

Austin, TX	252	—

Orlando, FL	148	—

Richfield, OH	—	117

(1)	Includes the Company’s headquarters.

(2)	Includes two data centers.

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

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2013, was 7,585. The closing market price per share on that date was $16.53.

The quarterly high and low sales prices for CSC’s common stock and the other information required to be furnished pursuant to this item are included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 28. Quarterly Financial Information (Unaudited) and 20. Employee Incentive, Retirement, and Deferred Compensation Plans.”

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2007	2008	2009	2010	2011	2012
The Charles Schwab Corporation	$100	$64	$76	$70	$47	$61
Dow Jones U.S. Investment Services Index	$100	$33	$52	$54	$35	$45
Standard & Poor’s 500 Index	$100	$63	$80	$92	$94	$109

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2012:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	59	$12.89	N/A	N/A
November:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	752	$13.62	N/A	N/A
December:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	10	$13.36	N/A	N/A

Total:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	821	$13.57	N/A	N/A

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

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year (1) 2008-2012	1-Year 2011-2012	2012	2011	2010	2009	2008
Results of Operations
Net revenues	(1%)	4%	$4,883	$4,691	$4,248	$4,193	$5,150
Expenses excluding interest	2%	4%	$3,433	$3,299	$3,469	$2,917	$3,122
Income from continuing operations	(7%)	7%	$928	$864	$454	$787	$1,230
Net income	(6%)	7%	$928	$864	$454	$787	$1,212
Net income available to common stockholders	(8%)	2%	$883	$864	$454	$787	$1,212
Income from continuing operations per common share — basic	(10%)	(1%)	$.69	$.70	$.38	$.68	$1.07
Income from continuing operations per common share — diluted	(10%)	(1%)	$.69	$.70	$.38	$.68	$1.06
Basic earnings per common share (2)	(10%)	(1%)	$.69	$.70	$.38	$.68	$1.06
Diluted earnings per common share (2)	(10%)	(1%)	$.69	$.70	$.38	$.68	$1.05
Dividends declared per common share	2%	—	$.24	$.24	$.24	$.24	$.22
Weighted-average common shares outstanding — diluted	2%	4%	1,275	1,229	1,194	1,160	1,157
Asset management and administration fees as a percentage of net revenues			42%	41%	43%	45%	46%
Net interest revenue as a percentage of net revenues			36%	37%	36%	30%	33%
Trading revenue as a percentage of net revenues (3)			18%	20%	20%	24%	21%
Effective income tax rate			36.0%	37.9%	41.7%	38.3%	39.3%
Capital expenditures — purchases of equipment, office facilities, and property, net	(8%)	(27%)	$138	$190	$127	$139	$194
Capital expenditures, net, as a percentage of net revenues			3%	4%	3%	3%	4%

Performance Measures
Net revenue growth (decline)			4%	10%	1%	(19%)	3%
Pre-tax profit margin			29.7%	29.7%	18.3%	30.4%	39.4%
Return on average common stockholders’ equity (4)			11%	12%	8%	17%	31%

Financial Condition (at year end)
Total assets	27%	23%	$133,617	$108,553	$92,568	$75,431	$51,675
Long-term debt	17%	(18%)	$1,632	$2,001	$2,006	$1,512	$883
Stockholders’ equity (5)	24%	24%	$9,589	$7,714	$6,226	$5,073	$4,061
Assets to stockholders’ equity ratio			14	14	15	15	13
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			15%	21%	24%	23%	18%

Employee Information
Full-time equivalent employees (at year end, in thousands)	1%	(2%)	13.8	14.1	12.8	12.4	13.4
Net revenues per average full-time equivalent employee (in thousands)	(2%)	1%	$354	$350	$337	$338	$383

Note: Information is presented on a continuing operations basis unless otherwise noted.

(1)	The compounded 4-year growth rate is computed using the following formula: Compound annual growth rate = (Ending Value / Beginning Value) .25 - 1

(2)	Both basic and diluted earnings per common share in 2008 include discontinued operations.

(3)	Trading revenue includes commission and principal transaction revenues.

(4)	Return on average common stockholders’ equity is calculated using net income available to common stockholders divided by average common stockholders’ equity.

(5)

In 2012, the Company issued non-cumulative perpetual preferred stock, Series B, for a total liquidation preference of $485 million and non-cumulative perpetual preferred stock, Series A, with a total liquidation preference of $400 million.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Results for the years ended December 31, 2012, 2011, and 2010 are:

Year Ended December 31,	Growth Rate 1-Year 2011-2012	2012	2011	2010
Client Activity Metrics:
Net new client assets (1) (in billions)	(4%)	$139.7	$145.9	$26.6
Client assets (in billions, at year end)	16%	$1,951.6	$1,677.7	$1,574.5
New brokerage accounts (2) (in thousands)	(21%)	900	1,138	829
Active brokerage accounts (3) (in thousands, at year end)	3%	8,787	8,552	7,998

Company Financial Metrics:
Net revenues	4%	$4,883	$4,691	$4,248
Expenses excluding interest	4%	3,433	3,299	3,469

Income before taxes on income	4%	1,450	1,392	779
Taxes on income	(1%)	522	528	325

Net income	7%	$928	$864	$454

Net income available to common stockholders	2%	$883	$864	$454
Earnings per common share – diluted	(1%)	$.69	$.70	$.38
Net revenue growth from prior year		4%	10%	1%
Pre-tax profit margin		29.7%	29.7%	18.3%
Return on common stockholders’ equity (4)		11%	12%	8%
Net revenue per average full-time equivalent employee (in thousands)	1%	$354	$350	$337

(1)

2012 includes inflows of $27.7 billion from mutual fund clearing services clients and $900 million from the acquisition of ThomasPartners, Inc., and outflows of $1.3 billion from the closure and/or sale of certain subsidiaries of optionsXpress Holdings, Inc. 2011 includes inflows of $56.1 billion from a mutual fund clearing services client and $7.5 billion from the acquisition of optionsXpress. 2010 includes net outflows of $51.5 billion related to the planned deconversion of a mutual fund clearing services client.

(2)	2011 includes 315,000 new brokerage accounts from the acquisition of optionsXpress Holdings, Inc.

(3)	2012 includes the removal of approximately 19,000 accounts as a result of the sale of certain subsidiaries of optionsXpress and 30,000 accounts due to escheatment and other factors.

(4)	Calculated as net income available to common stockholders divided by common stockholders’ equity.

•

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric depicts how well the Company’s products and services appeal to new and existing clients in a given operating environment. Core net new client assets is defined as net new client assets before significant one-time flows.

•

Client assets is the market value of all client assets custodied at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource funds) directly impact asset management and administration fees.

•

New brokerage accounts include all brokerage accounts opened during the period, as well as any accounts added via acquisition. This metric measures the Company’s effectiveness in attracting new clients and building stronger relationships with existing clients.

•	Active brokerage accounts include accounts with balances or activity within the preceding eight months. This metric is an indicator of the Company’s success in both attracting and retaining clients.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•

Management believes that earnings per common share, net revenue growth, pre-tax profit margin, and return on common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns within the context of a given operating environment.

•	Net revenue per average full-time equivalent employee is considered by management to be the Company’s broadest measure of productivity.

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based advisory solutions. Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Asset management and administration fees and net interest revenue are impacted by securities valuations, interest rates, the amount and mix of interest-earning assets and interest-bearing funding sources, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue primarily from trading activity in client fixed income securities. Trading revenue is impacted by trading volumes, the volatility of prices in the equity and fixed income markets, and commission rates.

2012 Compared to 2011

The broad equity markets improved during 2012 compared to 2011, as the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 16%, 13%, and 7%, respectively. While the federal funds target rate remained unchanged at a range of zero to 0.25%, the average three-month Treasury Bill yield increased by 4 basis points to 0.08% during 2012 compared to 2011. At the same time, the average 10-year Treasury yield decreased by 98 basis points to 1.78%.

Despite continuing economic and interest rate challenges during the year, the Company’s sustained client focus helped deliver strong key client activity metrics in 2012. While net new client assets decreased slightly by 4% to $139.7 billion in 2012, core net new client assets totaled $112.4 billion, up 37% from $82.3 billion in 2011. Total client assets ended the year at a record $1.95 trillion, up 16% from 2011. In addition, the Company added 900,000 new brokerage accounts to its client base during 2012, and active brokerage accounts reached a record 8.8 million, up 3% from 2011.

Net revenues increased by 4% in 2012 from 2011 primarily due to increases in asset management and administration fees, net interest revenue, and other revenue – net, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to increases in advice solutions fees and other asset management and administration fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of low overall interest rates and higher amortization of premiums relating to mortgage-backed securities. Other revenue – net increased primarily due to a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. Trading revenue decreased primarily due to lower daily average revenue trades, partially offset by the inclusion of optionsXpress’ trading activity from its acquisition in September 2011.

Expenses excluding interest were higher by 4% in 2012 compared to 2011 primarily due to the inclusion of a full year of optionsXpress’ expenses. Taxes on income in 2012 include a non-recurring state tax benefit of $20 million recorded in the third quarter of 2012. Overall, growth in the Company’s client base and ongoing expense discipline helped the Company increase net income by 7% in 2012 from 2011, and achieve a pre-tax profit margin of 29.7% and return on common stockholders’ equity of 11% in 2012.

2011 Compared to 2010

Economic and market conditions were challenging throughout 2011, marked by volatility in the equity markets, lower market valuations, and further declines in interest rates. The Standard & Poor’s 500 Index, Nasdaq Composite Index, and Dow Jones Industrial Average decreased on average 6%, 5%, and 4%, respectively, between the first and second halves of the year. The federal funds target rate remained unchanged during the year at a range of zero to 0.25% and the average three-month Treasury Bill and average 10-year Treasury yields declined by 8 and 43 basis points to 0.04% and 2.76%, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s key client activity metrics in 2011 were stable in the midst of a weakened economic and market environment. Net new client assets totaled $145.9 billion in 2011. Core net new client assets totaled $82.3 billion in 2011, up 5% from $78.1 billion in 2010. Total client assets ended the year at $1.68 trillion, up 7% from 2010. In addition, the Company added 1.1 million new brokerage accounts to its client base during 2011 and ended the year serving 8.6 million active brokerage accounts.

Net revenues increased by 10% in 2011 from 2010 due to increases in all of the Company’s major sources of net revenues. Asset management and administration fees increased primarily due to an increase in advice solutions fees and continued asset inflows, partially offset by a decrease in net money market mutual fund fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the year, partially offset by the effect of lower interest rate spreads resulting from higher amortization of premiums relating to residential mortgage-backed securities caused by higher mortgage prepayments in 2011. Trading revenue increased primarily due to higher daily average revenue trades and the addition of optionsXpress’ trading activity.

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

As a result of the Company’s ongoing investment in clients and sustained expense discipline, the Company achieved a pre-tax profit margin of 29.7% and return on common stockholders’ equity of 12% in 2011.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

As discussed above, interest rates remained at low levels during 2012. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low interest rate environment also affects asset management and administration fees. While net money market mutual fund fees improved in 2012 from 2011 primarily due to sustained improvement in short-term interest rates, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees so that the funds can maintain a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

The Company recorded net impairment losses of $32 million related to certain non-agency residential mortgage-backed securities in 2012 primarily due to further credit deterioration of the securities’ underlying loans. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of additional impairment losses.

The Dodd-Frank Act was signed into law in July 2010. Among other things, the legislation transferred the supervision and regulation of CSC from the OTS to the Federal Reserve and supervision and regulation of Schwab Bank from the OTS to the OCC; both transfers were effective July 21, 2011. In 2012, the Federal Reserve issued notices of proposed rulemaking (NPRs) to meet certain requirements of the Dodd-Frank Act and to align current capital rules with the BASEL III capital standards. The NPRs would subject all savings and loan holding companies, including CSC, to consolidated capital requirements. In

(a)	WorldPoints is a registered trademark of FIA Card Services, N.A.
(b)	Visa is a registered trademark of Visa International Service Association.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

addition, the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios, and capital buffers. The Company expects the capital standard rules to be phased in under an extended time frame after adoption. The comment period for the NPRs ended on October 22, 2012, and the NPRs are subject to further modification. CSC continues to monitor developments in order to assess the impact of the NPRs but does not expect them to have a material impact on the Company’s business, financial condition, and results of operations.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the years ended December 31, 2012, 2011, and 2010.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in 2012 as compared to 2011. Asset management and administration fees, net interest revenue, and trading revenue all increased in 2011 as compared to 2010.

Year Ended December 31,		2012		2011		2010
	Growth Rate 2011-2012	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	3%	$891		$865		$865
Fee waivers	3%	(587)		(568)		(433)

Schwab money market funds after fee waivers	2%	304	6%	297	6%	432	10%
Equity and bond funds	6%	125	3%	118	3%	114	3%
Mutual Fund OneSource®	—	680	14%	680	14%	608	14%

Total mutual funds	1%	1,109	23%	1,095	23%	1,154	27%
Advice solutions	11%	580	12%	522	11%	384	9%
Other	14%	354	7%	311	7%	284	7%

Asset management and administration fees	6%	2,043	42%	1,928	41%	1,822	43%

Net interest revenue
Interest revenue	1%	1,914	39%	1,900	41%	1,723	41%
Interest expense	(14%)	(150)	(3%)	(175)	(4%)	(199)	(5%)

Net interest revenue	2%	1,764	36%	1,725	37%	1,524	36%

Trading revenue
Commissions	(6%)	816	17%	866	19%	770	18%
Principal transactions	(15%)	52	1%	61	1%	60	2%

Trading revenue	(6%)	868	18%	927	20%	830	20%

Other – net	60%	256	5%	160	3%	135	3%
Provision for loan losses	(11%)	(16)	—	(18)	—	(27)	(1%)
Net impairment losses on securities	3%	(32)	(1%)	(31)	(1%)	(36)	(1%)

Total net revenues	4%	$4,883	100%	$4,691	100%	$4,248	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as third-party mutual fund service fees, trust fees, 401k record keeping fees, and mutual fund clearing and other service fees. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment and Other Developments.”

Asset management and administration fees increased by $115 million, or 6%, in 2012 from 2011 primarily due to increases in advice solutions fees and other asset management and administration fees. Asset management and administration fees increased by $106 million, or 6%, in 2011 from 2010 primarily due to an increase in advice solutions fees, partially offset by a decrease in mutual fund service fees.

Mutual fund service fees were relatively flat in 2012 from 2011, which reflected growth in client asset balances invested in money market mutual funds, equity and bond funds, and Mutual Fund OneSource funds, offset by the effect of lower yields on certain mutual fund assets. Mutual fund service fees decreased by $59 million, or 5%, in 2011 from 2010 primarily due to a decrease in net money market mutual fund fees as a result of lower yields on fund assets, partially offset by higher Mutual Fund OneSource fees.

Advice solutions fees increased by $58 million, or 11%, in 2012 from 2011 and by $138 million, or 36%, in 2011 from 2010 primarily due to growth in client assets enrolled in retail advisory and managed account programs, including Windhaven® and Schwab Managed PortfoliosTM. The increase in advice solutions fees in 2011 from 2010 was also due to temporary fees rebates of $63 million, which reduced advice solutions fees in 2010 under a rebate program that ended in 2010.

Other asset management and administration fees increased by $43 million, or 14%, in 2012 from 2011 primarily due to an increase in third-party mutual fund service fees as a result of an increase in client asset balances invested in other third-party mutual funds.

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

In clearing their clients’ trades, Schwab and optionsXpress, Inc. hold cash balances payable to clients. In most cases, Schwab and optionsXpress, Inc. pay their clients interest on cash balances awaiting investment, and in turn invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made to clients on a secured basis to purchase securities. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s consolidated balance sheet. When investing segregated client cash balances, Schwab and optionsXpress, Inc. must adhere to applicable regulations that restrict investments to securities guaranteed by the full faith and credit of the U.S. government, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, deposits held at U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Additionally, Schwab and optionsXpress, Inc. have established policies for the minimum credit quality and maximum maturity of these investments.

Schwab Bank maintains investment portfolios for liquidity as well as to invest funds from deposits in excess of loans to banking clients and liquidity limits. Schwab Bank’s securities available for sale include mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, U.S. agency notes, commercial paper, and other securities. Schwab Bank’s securities held to maturity include mortgage-backed and other securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans and HELOCs. These loans are largely funded by interest-bearing deposits from banking clients.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheet:

Year Ended December 31,	2012			2011			2010
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,130	$18	0.25%	$5,554	$13	0.23%	$7,269	$19	0.26%
Cash and investments segregated	25,263	46	0.18%	25,831	39	0.15%	19,543	57	0.29%
Broker-related receivables (1)	351	—	0.04%	310	—	0.05%	317	—	0.28%
Receivables from brokerage clients	10,928	446	4.08%	10,637	467	4.39%	8,981	437	4.87%
Other securities owned (1)	—	—	—	—	—	—	74	—	0.45%
Securities available for sale (2)	39,745	583	1.47%	27,486	456	1.66%	24,209	486	2.01%
Securities held to maturity	15,371	397	2.58%	16,050	492	3.07%	10,440	361	3.46%
Loans to banking clients	10,053	309	3.07%	9,472	310	3.27%	7,987	275	3.44%
Loans held for sale	18	1	4.12%	65	3	4.62%	80	4	5.00%

Total interest-earning assets	108,859	1,800	1.65%	95,405	1,780	1.87%	78,900	1,639	2.08%

Other interest revenue		114			120			84

Total interest-earning assets	$108,859	$1,914	1.76%	$95,405	$1,900	1.99%	$78,900	$1,723	2.18%

Funding sources:
Deposits from banking clients	$65,546	$42	0.06%	$52,701	$62	0.12%	$44,858	$105	0.23%
Payables to brokerage clients	29,831	3	0.01%	29,992	3	0.01%	22,715	2	0.01%
Long-term debt	1,934	103	5.33%	2,004	108	5.39%	1,648	92	5.58%

Total interest-bearing liabilities	97,311	148	0.15%	84,697	173	0.20%	69,221	199	0.29%

Non-interest-bearing funding sources	11,548			10,708			9,679
Other interest expense		2			2			—

Total funding sources	$108,859	$150	0.14%	$95,405	$175	0.18%	$78,900	$199	0.25%

Net interest revenue		$1,764	1.62%		$1,725	1.81%		$1,524	1.93%

(1)	Interest revenue was less than $500,000 in the period or periods presented.

(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in 2012 from 2011 primarily due to higher average balances of interest-earning assets, primarily securities available for sale, partially offset by the effect of low overall interest rates and higher amortization of premiums

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

relating to mortgage-backed securities. Growth in the average deposit balances from banking clients funded the increase in the balance of securities available for sale.

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

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from trading activity in client fixed income securities. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including state and municipal debt obligations, U.S. Government, corporate debt, and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes unrealized gains and losses on these securities positions. Factors that influence principal transaction revenue include the volume of client trades and market price volatility.

Trading revenue decreased by $59 million, or 6%, in 2012 from 2011 primarily due to lower daily average revenue trades, partially offset by the inclusion of optionsXpress’ trading activity for the full year. Trading revenue increased by $97 million, or 12%, in 2011 from 2010 primarily due to higher daily average revenue trades and the addition of optionsXpress’ trading activity starting in September 2011.

Daily average revenue trades decreased by 7% in 2012 from 2011 primarily due to a lower volume of equity and mutual fund trades, partially offset by a higher volume of option and future trades as a result of the inclusion of optionsXpress. Daily average revenue trades increased by 12% in 2011 from 2010 primarily due to a higher volume of option, equity, and mutual fund trades. Average revenue per revenue trade remained relatively flat in 2012 and 2011.

Year Ended December 31,	Growth Rate 2011-2012	2012	2011	2010
Daily average revenue trades (1) (in thousands)	(7%)	282.7	303.8	270.7
Clients’ daily average trades (2) (in thousands)	(2%)	440.9	451.1	399.7
Number of trading days (3)	(1%)	248.5	251.5	251.5
Average revenue per revenue trade	2%	$12.35	$12.15	$12.28

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and ETFs, and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

(3)	October 29 and 30, 2012, were not included as trading days due to weather-related market closures.

Other Revenue – Net

Other revenue – net includes nonrecurring gains and losses, realized gains and losses on sales of securities available for sale, order flow revenue, software fees from the Company’s portfolio management services, exchange processing fees, and other service fees.

Other revenue – net increased by $96 million, or 60%, in 2012 compared to 2011 primarily due to a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. In November 2012, the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company began receiving additional order flow rebates from market venues to which client orders are routed for execution. Order flow revenue increased by $23 million due to this revenue and the inclusion of a full year of optionsXpress’ order flow revenue. In December 2012, CSC redeemed the remaining outstanding portion of its 4.950% Senior Notes of $494 million that were due in 2014, which resulted in the payment of a make-whole premium of $31 million that was recorded in other revenue – net. Other revenue – net also included realized gains of $35 million from the sales of securities available for sale.

Other revenue – net increased by $25 million, or 19%, in 2011 compared to 2010 primarily due to increases in software and exchange processing fees, as well as the addition of education services revenue from the acquisition of optionsXpress.

Provision for Loan Losses

The provision for loan losses was relatively flat in 2012 from 2011, reflecting stable levels of delinquencies and nonaccrual loans experienced in 2012. The provision for loan losses decreased by $9 million, or 33%, in 2011 from 2010 due to a decrease in overall expected loss rates resulting primarily from a decrease in first mortgage loan delinquencies. Charge-offs were $16 million, $19 million, and $20 million in 2012, 2011, and 2010, respectively. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 7. Loans to Banking Clients and Related Allowance for Loan Losses.”

Net Impairment Losses on Securities

Net impairment losses on securities were $32 million, $31 million, and $36 million in 2012, 2011, and 2010, respectively. These charges relate to certain non-agency residential mortgage-backed securities, which experienced further credit deterioration of the securities’ underlying loans. For further discussion, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Securities Available for Sale and Securities Held to Maturity.”

Expenses Excluding Interest

As shown in the table below, expenses excluding interest were higher in 2012 compared to 2011, which was primarily due to the inclusion of a full year of optionsXpress’ expenses and amortization of intangible assets relating to the optionsXpress acquisition. Expenses excluding interest were lower in 2011 compared to 2010 primarily due to certain significant charges in 2010, including class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund and losses recognized for Schwab money market mutual funds. The decrease in expenses excluding interest caused by these charges in 2010 was offset by increases in compensation and benefits, professional services, occupancy and equipment, and advertising and market development expenses in 2011.

Year Ended December 31,	Growth Rate 2011-2012	2012	2011	2010
Compensation and benefits	4%	$1,803	$1,732	$1,573
Professional services	—	388	387	341
Occupancy and equipment	3%	311	301	272
Advertising and market development	6%	241	228	196
Communications	—	220	220	207
Depreciation and amortization	26%	196	155	146
Class action litigation and regulatory reserve	N/M	—	7	320
Money market mutual fund charges	—	—	—	132
Other	2%	274	269	282

Total expenses excluding interest	4%	$3,433	$3,299	$3,469

Expenses as a percentage of total net revenues:
Total expenses excluding interest		70%	70%	82%
Advertising and market development		5%	5%	5%

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

Compensation and benefits expense increased by $71 million, or 4%, in 2012 from 2011 due to increases in salaries and wages, incentive compensation and employee benefits and other expense. Compensation and benefits expense increased by $159 million, or 10%, in 2011 from 2010 primarily due to increases in salaries and wages and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

Year Ended December 31,	Growth Rate 2011-2012	2012	2011	2010
Salaries and wages	3%	$1,043	$1,012	$931
Incentive compensation	5%	466	444	386
Employee benefits and other	7%	294	276	256

Total compensation and benefits expense	4%	$1,803	$1,732	$1,573

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages		21%	22%	22%
Incentive compensation		10%	9%	9%
Employee benefits and other		6%	6%	6%

Total compensation and benefits expense		37%	37%	37%

Full-time equivalent employees (in thousands) (1)
At year end	(2%)	13.8	14.1	12.8
Average	3%	13.8	13.4	12.6

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in 2012 from 2011 primarily due to an increase in average full-time employees from the inclusion of a full year of optionsXpress’ employees. The increase in salaries and wages was partially offset by a decrease in persons employed on a contract basis. Incentive compensation increased in 2012 from 2011 primarily due to higher variable compensation resulting from product sales performance in the Company’s branch offices. Employee benefits and other expense increased in 2012 from 2011 primarily due to increases in payroll taxes and the Company’s 401(k) plan contribution expense due to increases in average full-time employees and incentive compensation, and an increase in the Company’s deferred compensation plan expense as a result of improvement in the broad equity markets.

Salaries and wages increased in 2011 from 2010 primarily due to increases in full-time employees and persons employed on a contract basis. The increase in full-time employees was partially due to the addition of full-time employees from the optionsXpress acquisition. Incentive compensation increased in 2011 from 2010 primarily due to an increase in discretionary bonuses and higher variable compensation. Discretionary bonuses increased based on the Company’s overall performance in 2011, as well as an increase in full time employees. Variable compensation was higher primarily due to the integration of Windhaven, which was acquired in November 2010. Employee benefits and other expense increased in 2011 from 2010 primarily due to increases in payroll taxes and the Company’s 401(k) plan contribution expense as a result of increases in incentive compensation and full-time employees.

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

Occupancy and equipment expense increased in 2012 from 2011 primarily due to an increase in software maintenance expense relating to the Company’s information technology systems. Occupancy and equipment expense increased in 2011 from 2010 primarily due to an increase in the Company’s investments in data processing equipment.

Advertising and market development expense increased in 2012 from 2011 primarily due to the inclusion of a full year of optionsXpress’ expenses, which includes media, and the Company’s increased spending on customer promotions. Advertising and market development expense increased in 2011 from 2010 primarily due to higher spending on customer and branch promotions and electronic media.

Communications expense increased in 2011 from 2010 primarily due to higher telephone service expense and third-party news and information expense.

Depreciation and amortization expense increased in 2012 and 2011 primarily due to the amortization of intangible assets relating to the optionsXpress acquisition. The increase in 2011 from 2010 was also due to the amortization of intangible assets resulting from the Windhaven acquisition.

In 2011 and 2010, the Company recorded class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund. For further discussion of the Schwab YieldPlus Fund litigation and regulatory matters, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 21. Class Action Litigation and Regulatory Reserve and Money Market Mutual Fund Charges.”

In 2010, the Company decided to cover the net remaining losses of $132 million recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008.

Other expense was lower in 2011 compared to 2010 primarily due to a charge of $30 million in 2010, relating to the Company’s former Invest First and WorldPoints Visa credit cards, as the Company ended its sponsorship due to challenging credit card industry economics.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 36.0% in 2012, 37.9% in 2011, and 41.7% in 2010. The decrease in 2012 from 2011 was primarily due to the recognition of a non-recurring state tax benefit of $20 million in the third quarter of 2012. The decrease in 2011 from 2010 was due to a lower effective state income tax rate in 2011 and the impact of non-deductible penalties relating to the Schwab YieldPlus Fund regulatory settlements in 2010.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services				Institutional Services
Year Ended December 31,	Growth Rate 2011-2012	2012	2011	2010	Growth Rate 2011-2012	2012	2011	2010
Net Revenues
Asset management and administration fees	5%	$1,109	$1,053	$976	7%	$934	$875	$846
Net interest revenue	1%	1,479	1,468	1,297	11%	285	257	227
Trading revenue	(8%)	574	625	557	(3%)	293	302	273
Other – net	27%	108	85	70	3%	77	75	65
Provision for loan losses	(7%)	(14)	(15)	(23)	(33%)	(2)	(3)	(4)
Net impairment losses on securities	4%	(28)	(27)	(32)	—	(4)	(4)	(4)

Total net revenues	1%	3,228	3,189	2,845	5%	1,583	1,502	1,403

Expenses Excluding Interest	5%	2,363	2,261	2,065	3%	1,069	1,039	960

Income before taxes on income	(7%)	$865	$928	$780	11%	$514	$463	$443

	Unallocated				Total
Year Ended December 31,	Growth Rate 2011-2012	2012	2011	2010	Growth Rate 2011-2012	2012	2011	2010
Net Revenues
Asset management and administration fees	N/M	$—	$—	$—	6%	$2,043	$1,928	$1,822
Net interest revenue	N/M	—	—	—	2%	1,764	1,725	1,524
Trading revenue	N/M	1	—	—	(6%)	868	927	830
Other – net	N/M	71	—	—	60%	256	160	135
Provision for loan losses	N/M	—	—	—	(11%)	(16)	(18)	(27)
Net impairment losses on securities	N/M	—	—	—	3%	(32)	(31)	(36)

Total net revenues	N/M	72	—	—	4%	4,883	4,691	4,248

Expenses Excluding Interest	N/M	1	(1)	444	4%	3,433	3,299	3,469

Income before taxes on income	N/M	$71	$1	$(444)	4%	$1,450	$1,392	$779

Taxes on income						522	528	325

Net Income						$928	$864	$454

N/M Not meaningful.

Investor Services

Net revenues were relatively flat in 2012 compared to 2011 as the increases in asset management and administration fees, net interest revenue, and other revenue – net were largely offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to an increase in advice solutions fees relating to Windhaven, partially offset by a decrease in net money market mutual fund fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of low overall interest rates and higher amortization of premiums relating to mortgage-backed securities. Other revenue – net increased primarily due to the inclusion of a full year of optionsXpress’ order flow revenue and other fees. Trading revenue decreased primarily due to lower daily average revenue trades, partially offset by the inclusion of optionsXpress’ trading activity for the full year. Expenses excluding interest increased by

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

$102 million, or 5%, in 2012 from 2011 primarily due to the inclusion of a full year of optionsXpress’ compensation and benefits, advertising and market development, and depreciation and amortization expenses.

Net revenues increased by $344 million, or 12%, in 2011 from 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the year, partially offset by the effect of higher premium amortization relating to residential mortgage-backed securities caused by higher mortgage prepayments in 2011. Asset management and administration fees increased primarily due to an increase in advice solutions fees and continued asset inflows, partially offset by decrease in net money market mutual fund fees. Trading revenue increased primarily due to higher daily average revenue trades and the addition of optionsXpress. Expenses excluding interest increased by $196 million, or 9%, in 2011 from 2010 primarily due to increases in compensation and benefits, professional services, and advertising and market development expenses, which included the integration of optionsXpress.

Institutional Services

Net revenues increased by $81 million, or 5%, in 2012 from 2011 primarily due to increases in asset management and administration fees and net interest revenue, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to an increase in third-party mutual fund service fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of low overall interest rates and higher amortization of premiums relating to mortgage-backed securities. Trading revenue decreased primarily due to lower daily average revenue trades. Expenses excluding interest increased by $30 million, or 3%, in 2012 from 2011 primarily due to increases in compensation and benefits and occupancy and equipment expenses.

Net revenues increased by $99 million, or 7%, in 2011 from 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the year, partially offset by the effect of higher premium amortization relating to residential mortgage-backed securities caused by higher mortgage prepayments in 2011. Asset management and administration fees increased primarily due to an increase in mutual fund service fees relating to the Company’s Mutual Fund OneSource funds as a result of continued asset inflows, offset by net money market mutual fund fees waivers. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $79 million, or 8%, in 2011 from 2010 primarily due to increases in compensation and benefits and professional services expenses.

Unallocated

Other revenue – net in 2012 includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. Expenses excluding interest in 2010 include class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund and a charge relating to the Company’s decision to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008.

Subsequent Changes to Segment Information

In the first quarter of 2013, the Company realigned its reportable segments as a result of recent organizational changes. The Institutional segment will be renamed to Advisor Services. The Retirement Plan Services, Corporate Brokerage Retirement Products (formerly part of Retirement Business Services), and Corporate Brokerage Services business units will be reallocated to the Investor Services segment. The Company will recast the segment information based on this realignment in the first quarter of 2013.

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

Liquidity

CSC

CSC’s liquidity needs arise from funding its subsidiaries’ operations, including margin and mortgage lending, and transaction settlement, in addition to funding cash dividends, acquisitions, investments, short- and long-term debt, and managing statutory capital requirements.

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

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio, as defined by the Federal Reserve, of at least 6%. At December 31, 2012, the Company’s Tier 1 Leverage Ratio was 6.5%, Tier 1 Capital Ratio was 16.9%, and Total Capital Ratio was 17.0%.

In January and June 2012, the Company completed offerings of its Series A and Series B preferred stock under the Shelf Registration Statement, with an aggregate liquidation preference of $885 million. CSC’s preferred stock is rated Baa2 by Moody’s Investors Service (Moody’s), BBB+ by Standard & Poor’s Ratings Group (Standard & Poor’s), and BB+ by Fitch Ratings, Ltd (Fitch). For further discussion of these equity offerings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Stockholders’ Equity.”

In August 2012, CSC completed an exchange offer with certain eligible holders of its 4.950% Senior Notes due 2014 (Old Senior Notes), whereby Old Senior Notes in an aggregate principal amount of $256 million were exchanged for the same aggregate principal amount of 3.225% Senior Notes due 2022 (New Senior Notes) and cash consideration of $19 million. On December 6, 2012, CSC issued $350 million of additional Senior Notes that mature in 2015 under the Shelf Registration Statement, which have a fixed interest rate of 0.850% with interest payable semi-annually. Additionally, on December 21, 2012, CSC redeemed all of its remaining outstanding Old Senior Notes of $494 million. In connection with the redemption, CSC paid the holders of the Old Senior Notes a make-whole premium of $31 million in addition to the $494 million principal payment. For further discussion of the Senior Notes, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Borrowings.”

On August 31, 2012, CSC redeemed all of the fixed-to-floating rate trust preferred securities issued by Schwab Capital Trust (Trust) of which $202 million in principal was outstanding for $207 million. The trust preferred securities were redeemed, along with the common securities issued by the Trust and held by CSC, as a result of the concurrent redemption in whole by CSC of the Junior Subordinated Notes held by the Trust which underlay the trust preferred securities. For further discussion of this redemption, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Borrowings.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following are details of CSC’s long-term debt:

December 31, 2012	Par Outstanding	Maturity	Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$1,306	2015 – 2022	0.850% to 4.45% fixed	A2	A	A
Medium Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. At December 31, 2012, the amount of Commercial Paper Notes outstanding was $300 million, which is included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The amount outstanding was repaid on January 2, 2013. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2013. This facility replaced a similar facility that expired in June 2012 and was unused in 2012. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2012, the minimum level of stockholders’ equity required under this facility was $5.8 billion (CSC’s stockholders’ equity at December 31, 2012, was $9.6 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $642 million of the $842 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during 2012.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2014. There were no funds drawn under this facility at December 31, 2012.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $37.4 billion and $33.5 billion at December 31, 2012 and 2011, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2012, Schwab’s net capital was $1.4 billion (9% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $623 million in excess of 5% of aggregate debit balances.

Schwab is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and other applicable regulations that require it to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. These funds are included in cash and investments segregated and on deposit for regulatory purposes in the Company’s consolidated balance sheets and are not available as a general source of liquidity.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $95 million at December 31, 2012, is being reduced by a portion of the lease payments over the remaining lease term of 12 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $842 million at December 31, 2012. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earnings investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for three days in 2012, with average daily amounts borrowed of $62 million. There were no borrowings outstanding under these lines at December 31, 2012.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $325 million at December 31, 2012. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2012, the aggregate face amount of these LOCs totaled $74 million. There were no funds drawn under any of these LOCs during 2012.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. The amount outstanding under this facility at December 31, 2012, was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at December 31, 2012.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At December 31, 2012, these balances totaled $56.9 billion. Beginning in the fourth quarter of 2012, the excess cash held in certain optionsXpress, Inc. brokerage accounts was swept into deposit accounts at Schwab Bank, which totaled $1.3 billion at December 31, 2012.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at December 31, 2012, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at December 31, 2012, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,707	20.0%	$1,139	4.0%	$1,709	6.0%
Total Risk-Based Capital	$5,760	20.2%	$2,279	8.0%	$2,848	10.0%
Tier 1 Leverage	$5,707	6.7%	$3,412	4.0%	$4,266	5.0%
Tangible Equity	$5,707	6.7%	$1,706	2.0%	N/A

N/A Not applicable.

In the third quarter of 2012, management lowered its target Tier 1 Leverage Ratio for Schwab Bank from at least 7.5% to at least 6.25%. This change reflects Schwab Bank’s approach to lending and investing, which results in a lower risk profile relative to the industry and risk-based capital ratios significantly in excess of well capitalized levels. This allows greater flexibility in managing capital resources to either support Schwab Bank’s balance sheet growth or return capital to CSC.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At December 31, 2012, $2.8 billion was available under this arrangement. There were no funds drawn under this arrangement during 2012.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. At December 31, 2012, $5.5 billion was available under this facility. There were no funds drawn under this facility during 2012.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under these facilities during 2012.

optionsXpress

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.1 billion at December 31, 2012. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a registered broker-dealer and is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2012, optionsXpress Inc.’s net capital was $87 million (40% of aggregate debit balances), which was $82 million in excess of its minimum required net capital and $76 million in excess of 5% of aggregate debit balances.

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

Additionally, optionsXpress, Inc. is subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and other applicable regulations that require it to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. These funds are included in cash and investments segregated and on deposit for regulatory purposes in the Company’s consolidated balance sheets and are not available as a general source of liquidity.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. There were no borrowings outstanding under this facility at December 31, 2012. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc.

optionsXpress has a term loan with CSC, of which $89 million was outstanding at December 31, 2012, and it matures in December 2017.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2012, was $11.2 billion, up $1.5 billion, or 16%, from December 31, 2011.

The Company’s cash position (reported as cash and cash equivalents on its consolidated balance sheets) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in security portfolios, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases and issuances of CSC’s preferred and common stock. The combination of these factors can cause significant fluctuations in the cash position during specific time periods.

Long-term Debt

At December 31, 2012, the Company had long-term debt of $1.6 billion, or 15% of total financial capital, that bears interest at a weighted-average rate of 3.85%. At December 31, 2011, the Company had long-term debt of $2.0 billion, or 21% of total financial capital. For further discussion of the Company’s long-term debt, see “Liquidity and Capital Resources – Liquidity” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Borrowings.”

In addition, the Company repaid $5 million of other long-term debt in 2012. The Company repaid $116 million of long-term debt in 2011, which included the pay off of long-term debt acquired from optionsXpress of $110 million subsequent to the acquisition date.

Capital Expenditures

The Company’s capital expenditures were $138 million (3% of net revenues) and $190 million (4% of net revenues) in 2012 and 2011, respectively. Capital expenditures in 2012 and 2011 were primarily for capitalized costs for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capitalized costs for developing internal-use software were $61 million and $57 million in 2012 and 2011, respectively.

Management currently anticipates that 2013 capital expenditures will be approximately 85% higher than 2012 primarily due to increased spending on buildings, leasehold improvements, and software and equipment relating to the Company’s information

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

technology systems. A majority of this increase is planned to be spent on buildings and leasehold improvements related to the consolidation and relocation of the Company’s existing office campus in Denver, Colorado. As in recent years, the Company adjusts its capital expenditures periodically as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Equity Offerings

In January 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate (currently fixed at 7.000%) non-cumulative perpetual preferred stock, Series A, with a liquidation preference of $1,000 per share for net proceeds of $394 million (Series A Preferred Stock). In June 2012, the Company issued and sold 485,000 shares of 6.00% non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share for net proceeds of $469 million (Series B Preferred Stock). Net proceeds received from these sales were used for general corporate purposes. For further discussion of these equity offerings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Stockholders’ Equity.”

Dividends

CSC paid common stock cash dividends of $308 million ($0.24 per share) and $295 million ($0.24 per share) in 2012 and 2011, respectively. Since the initial dividend in 1989, CSC has paid 95 consecutive quarterly dividends and has increased the quarterly dividend rate 19 times, including a 20% increase in the third quarter of 2008. Since 1989, dividends have increased by a 23% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 20% to 30% of net income.

CSC paid Series A Preferred Stock cash dividends of $14 million ($36.17 per share) and Series B Preferred Stock cash dividends of $14 million ($29.17 per share) in 2012. On December 12, 2012, CSC declared a semi-annual dividend of $35.00 per share of Series A Preferred Stock that is payable February 1, 2013, to stockholders of record on January 17, 2013. Under the respective terms of the Series A Preferred Stock and Series B Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the relevant series of preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the relevant series of preferred stock for the immediately preceding dividend period. For further discussion of the Series A and Series B Preferred Stock offerings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Stockholders’ Equity.”

Share Repurchases

There were no repurchases of CSC’s common stock in 2012 or 2011. As of December 31, 2012, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

Business Acquisitions

On December 14, 2012, the Company acquired ThomasPartners, Inc., a growth and dividend income-focused asset management firm, for $85 million in cash.

On September 1, 2011, the Company acquired optionsXpress, an online brokerage firm primarily focused on equity option securities and futures, for total consideration of $714 million. Under the terms of the merger agreement, optionsXpress stockholders received 1.02 shares of the Company’s common stock for each share of optionsXpress stock. As a result, the Company issued 59 million shares of the Company’s common stock valued at $710 million, based on the closing price of the Company’s common stock on September 1, 2011. The Company also assumed optionsXpress’ stock-based compensation awards valued at $4 million.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

For more information on these acquisitions, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 3. Business Acquisitions.”

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

Contractual Obligations

The Company’s principal contractual obligations as of December 31, 2012, are shown in the following table. Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation).

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$1,395	$981	$1,061	$2,975	$6,412
Long-term debt (2)	58	467	361	1,091	1,977
Leases (3)	91	148	107	166	512
Purchase obligations (4)	159	139	7	1	306

Total	$1,703	$1,735	$1,536	$4,233	$9,207

(1)	Represents Schwab Bank’s commitments to extend credit to banking clients and purchase mortgage loans.
(2)

Includes estimated future interest payments through 2017 for Medium-Term Notes and through 2022 for Senior Notes. Amounts exclude maturities under a finance lease obligation and unamortized discounts and premiums.

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

RISK MANAGEMENT

Overview

The Company’s business activities expose it to a variety of risks, including operational, credit, market, liquidity, and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company.

The Board of Directors has approved an enterprise risk management framework that is commensurate with the size, risk profile, complexity, and continuing growth of the Company. Senior management takes an active role in the Company’s risk management process and has developed policies and procedures under which specific business and control units are responsible for identifying, measuring, and controlling various risks. The Global Risk Committee, which is comprised of senior managers of major business and control functions, is responsible for reviewing and monitoring the Company’s risk exposures and leading the continued development of the Company’s risk management policies and practices.

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

•	New Products & Services Subcommittee, which reviews the risks associated with the launch of new product classes, services and offers;

•

Operational Risk Oversight Committee, which provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes the following subcommittees:

•	Information Security and Privacy Committee, which oversees information security and privacy policies, procedures and controls; and the

•	Model Governance Committee, which provides oversight of model risk throughout the Company.

The Global Risk Committee reports regularly to the Audit and Risk Committees of the Board of Directors, which review major risk exposures and the steps management has taken to monitor and control such exposures.

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

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to operational or other risks. The following discussion highlights the Company’s policies and procedures for identification, assessment, and management of the principal areas of risk in its operations.

Operational Risk

Operational risk is the potential for loss due to inadequate or failed internal processes, people, and systems or from external events and relationships impacting CSC and/or any of its key business partners and vendors. Operational risk includes fiduciary, legal and compliance risk, and each are also described in detail below.

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

Operational risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, distributed denial of service attacks, terrorist attacks, and natural disaster. Employee misconduct could include fraud and misappropriation of client or Company assets, improper use or disclosure of confidential client or Company information, and unauthorized activities, such as transactions exceeding acceptable risks or authorized limits. External fraud includes

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

misappropriation of client or Company assets by third parties, including through unauthorized access to Company systems and data and client accounts. The frequency and sophistication of such fraud attempts continue to increase.

Operational risk is mitigated through a system of internal controls and risk management practices that are designed to keep operational risk and operational losses at levels appropriate to the inherent risk of the business in which the Company operates. The Company has specific policies and procedures to identify and manage operational risk, and uses periodic risk self-assessments and internal audit reviews to evaluate the effectiveness of these internal controls. The Company maintains backup and recovery functions, including facilities for backup and communications, and conducts periodic testing of disaster recovery plans. The Company also maintains policies and procedures and technology to protect against fraud and unauthorized access to systems and data.

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

The Company also faces operational risk when it employs the services of various external vendors, including domestic and international outsourcing of certain technology, processing, servicing, and support functions. The Company manages its exposure to external vendor risk through contractual provisions, control standards, and ongoing monitoring of vendor performance. The Company maintains policies and procedures regarding the standard of care expected with Company data, whether the data is internal company information, employee information, or non-public client information. The Company clearly defines for employees, contractors, and vendors the Company’s expected standards of care for confidential data. Regular training is provided by the Company in regard to data security.

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

Legal and Compliance Risk

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

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. The Company’s direct exposure to credit risk mainly results from margin lending activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and other investing activities. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. Collateral arrangements relating to margin loans, securities lending agreements, and resale agreements include provisions that require additional collateral in the event that market fluctuations result in declines in the value of collateral received. Additionally, for margin loan and securities lending agreements, collateral arrangements require that the fair value of such collateral exceeds the amounts loaned.

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses, which is reviewed quarterly by management. The Company’s mortgage loan portfolios primarily include First Mortgages of $6.5 billion and HELOCs of $3.3 billion at December 31, 2012.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score underwriting guidelines related to the Company’s First Mortgage or HELOC portfolios during 2012. The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At December 31, 2012, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO credit scores of less than 620.

At December 31, 2012, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2012, 22% of HELOCs ($725 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit score was 768 for both the First Mortgage and HELOC portfolios.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At December 31, 2012, the weighted-average estimated current LTV ratios were 62% and 72% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At December 31, 2012, the weighted-average updated FICO scores were 768 and 767 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

December 31, 2012, $2.6 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property, when such status is available. The portion of the Company’s second lien HELOC portfolio for which the Company either holds the first lien or has the ability to monitor the delinquency status of the related first mortgage was $477 million, or 15%, of the HELOC portfolio at December 31, 2012. Additionally, at December 31, 2012, approximately 35% of the HELOC borrowers that had a balance only paid the minimum amount due.

For more information on the Company’s credit quality indicators relating to its First Mortgage and HELOC portfolios, including delinquency characteristics, borrower FICO scores at origination, updated borrower FICO scores, LTV ratios at origination, and estimated current LTV ratios, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 7. Loans to Banking Clients and Related Allowance for Loan Losses.”

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

December 31,	2012	2011
Loan delinquencies (1)	0.77%	0.81%
Nonaccrual loans	0.45%	0.53%
Allowance for loan losses	0.52%	0.55%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $46.1 billion and $18.7 billion at December 31, 2012, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, U.S. agency notes, commercial paper, and other securities. U.S. agency mortgage-backed securities do not have explicit credit ratings, however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

Residential mortgage-backed securities, particularly Alt-A securities, experienced continued credit deterioration in 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment and Other Developments.” At December 31, 2012, the amortized cost of non-agency residential mortgage-backed securities represented 2% of the total mortgage-backed securities portfolio. These securities were originated between 2003 and 2007. At December 31, 2012, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

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

The fair value of the Company’s investments in mortgage-backed securities totaled $39.5 billion at December 31, 2012. Of these, $38.8 billion were issued by U.S. agencies and $733 million were issued by private entities (non-agency securities). The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At December 31, 2012, the amortized cost and fair value of Alt-A mortgage-backed securities were $308 million and $269 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $8.0 billion at December 31, 2012, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned in the Company’s consolidated balance sheets.

The Company’s loans to banking clients include $6.0 billion of adjustable rate first lien residential real estate mortgage loans at December 31, 2012. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 50% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2012, 45% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

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

December 31, 2012	Balance
Within 1 year	$152
> 1 year – 3 years	598
> 3 years – 5 years	436
> 5 years	2,101

Total	$3,287

As of December 31, 2012, all of the Company’s HELOC loans are within the 10-year initial draw period, and as such, none of the HELOCs have converted to an amortizing loan.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $19.7 billion at December 31, 2012.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of December 31, 2012.

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

	Fair Value as of December 31, 2012
	Denmark(1)	France	Germany	Italy	Netherlands	Norway	Sweden	Switzerland	United Kingdom	Total
Cash equivalents:
Time deposits	$—	$500	$—	$—	$—	$—	$—	$—	$200	$700
Commercial paper	—	45	—	100	—	—	—	—	100	245

Cash and investments segregated and on deposit for regulatory purposes:
Trust deposits	—	—	400	—	—	—	—	—	—	400

Securities available for sale:
Certificates of deposit	—	100	300	—	100	200	1,201	802	1,100	3,803
Corporate debt securities	213	—	—	—	193	—	101	—	307	814
Commercial paper	—	100	—	—	—	—	—	—	400	500

Securities held to maturity:
Corporate debt securities	—	—	—	—	—	—	—	100	—	100

Total fair value	$213	$745	$700	$100	$293	$200	$1,302	$902	$2,107	$6,562

Total amortized cost	$212	$745	$700	$100	$292	$200	$1,300	$900	$2,103	$6,552

Maturities:
Overnight	$—	$500	$400	$—	$—	$—	$—	$—	$200	$1,100
1 day – < 6 months	113	245	300	100	70	100	200	225	1,201	2,554
6 months – < 1 year	100	—	—	—	123	—	501	501	298	1,523
1 year – 2 years	—	—	—	—	100	100	601	176	304	1,281
> 2 years	—	—	—	—	—	—	—	—	104	104

Total fair value	$213	$745	$700	$100	$293	$200	$1,302	$902	$2,107	$6,562

(1)	The exposures in Denmark are also backed by the full faith and credit of the Danish government.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At December 31, 2012, the Company had $329 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. Assets are measured at fair value using quoted prices or market-based information and accordingly are classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at December 31, 2012 or 2011. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Summary of Significant Accounting Policies and 17. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data with a bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value and may obtain up to five prices on assets with higher risk of limited observable information, such as non-agency residential mortgage-backed securities. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2012 and 2011, the Company did not adjust prices received from the primary independent third-party pricing service.

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

Other-than-Temporary Impairment of Securities Available for Sale and Securities Held to Maturity

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

Valuation of Goodwill

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

The Company’s annual goodwill impairment testing date is April 1st. In testing for a potential impairment of goodwill on April 1, 2012, the fair values of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) substantially exceeded their carrying values, and therefore management concluded that no amount of goodwill was impaired. The estimated fair values of the reporting units were established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit and a market capitalization analysis. As allowed by applicable accounting standards, the Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.

Allowance for Loan Losses

The appropriateness of the allowance is reviewed quarterly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio.

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

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and London Interbank Offered Rate (LIBOR) rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Further, the delinquency roll rates within the loan-level simulation discussed above are calibrated to match a moving average of the delinquency roll rates actually experienced in the respective First Mortgage and HELOC portfolios. Loss severity estimates are based on the Company’s historical loss experience and market trends. The estimated loss severity (i.e. loss given default) used in the allowance for loan loss methodology for HELOCs is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. As a result, the current state of house prices, including the decrease in general house prices experienced over the last several years, as well as the current state of delinquencies unique to the Company’s First Mortgage and HELOC portfolios, are considered in the allowance for loan loss methodology.

This methodology results in loss factors that are applied to the outstanding balances to determine the allowance for loan loss for each loan segment.

Legal and Regulatory Reserves

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•	the Company’s ability to pursue its business strategy (see “Part I – Item 1. – Business – Business Strategy and Competitive Environment”);

•	the expected impact of the Federal Reserve’s NPRs (see “Part I – Item 1A. – Risk Factors” and “Current Market and Regulatory Environment and Other Developments”);

•

the impact of legal proceedings and regulatory matters (see “Part I – Item 3. – Legal Proceedings” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –15. Commitments and Contingencies – Legal Contingencies”);

•

the impact of current market conditions on the Company’s results of operations (see “Current Market and Regulatory Environment and Other Developments,” “Results of Operations – Net Interest Revenue,” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Securities Available for Sale and Securities Held to Maturity”);

•

sources of liquidity, capital, and level of dividends (see “Part I – Item 1. – Business – Regulation,” “Liquidity and Capital Resources,” “Contractual Obligations,” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 24. Regulatory Requirements”);

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

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Commitments and Contingencies”); and

•

the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 20. Employee Incentive, Retirement, and Deferred Compensation Plans”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	adverse developments in litigation or regulatory matters;

•	the extent of any charges associated with litigation and regulatory matters;

•	amounts recovered on insurance policies;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the Company’s ability to monetize client assets;

•	the performance or valuation of securities available for sale and securities held to maturity;

•	trading activity;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the adverse impact of financial reform legislation and related regulations;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the availability and terms of external financing;

•	capital needs;

•	level of expenses;

•	competitive pressures on rates and fees;

•	acquisition integration costs;

•	the timing and impact of changes in the Company’s level of investments in buildings, leasehold improvements, and software and equipment relating to its information technology systems; and

•	potential breaches of contractual terms for which the Company has guarantee obligations.

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

The Company’s market risk related to financial instruments held for trading is not material.

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

THE CHARLES SCHWAB CORPORATION

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning December 31, 2012 and 2011.

December 31,	2012	2011
Increase of 100 basis points	19.2%	19.1%
Decrease of 100 basis points	(10.0%)	(8.1%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in 2012 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2012	2011	2010
Net Revenues
Asset management and administration fees	$2,043	$1,928	$1,822

Interest revenue	1,914	1,900	1,723
Interest expense	(150)	(175)	(199)

Net interest revenue	1,764	1,725	1,524

Trading revenue	868	927	830
Other — net	256	160	135
Provision for loan losses	(16)	(18)	(27)
Net impairment losses on securities (1)	(32)	(31)	(36)

Total net revenues	4,883	4,691	4,248

Expenses Excluding Interest
Compensation and benefits	1,803	1,732	1,573
Professional services	388	387	341
Occupancy and equipment	311	301	272
Advertising and market development	241	228	196
Communications	220	220	207
Depreciation and amortization	196	155	146
Class action litigation and regulatory reserve	—	7	320
Money market mutual fund charges	—	—	132
Other	274	269	282

Total expenses excluding interest	3,433	3,299	3,469

Income before taxes on income	1,450	1,392	779
Taxes on income	522	528	325

Net Income	928	864	454

Preferred stock dividends	45	—	—

Net Income Available to Common Stockholders	$883	$864	$454

Weighted-Average Common Shares Outstanding — Diluted	1,275	1,229	1,194

Earnings Per Common Share — Basic	$.69	$.70	$.38
Earnings Per Common Share — Diluted	$.69	$.70	$.38

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $15 million, $18 million, and $41 million, net of $(17) million, $(13) million, and $5 million recognized in other comprehensive income in 2012, 2011, and 2010, respectively.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income

(In Millions)

Year Ended December 31,	2012	2011	2010
Net income	$928	$864	$454

Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	470	(43)	300
Reclassification of impairment charges included in earnings	32	31	36
Other reclassifications included in earnings	(38)	1	1
Other	1	(1)	(1)

Other comprehensive income (loss), before tax	465	(12)	336

Income tax effect	175	(4)	129

Other comprehensive income (loss), net of tax	290	(8)	207

Comprehensive Income	$1,218	$856	$661

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

December 31,	2012	2011
Assets
Cash and cash equivalents	$12,663	$8,679
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $19,325 and $17,899 at December 31, 2012 and 2011, respectively)	28,469	26,034
Receivables from brokers, dealers, and clearing organizations	333	230
Receivables from brokerage clients — net	13,458	11,072
Other securities owned — at fair value	636	593
Securities available for sale	46,123	33,965
Securities held to maturity (fair value — $18,732 and $15,539 at December 31, 2012 and 2011, respectively)	18,194	15,108
Loans to banking clients — net	10,726	9,812
Loans held for sale	—	70
Equipment, office facilities, and property — net	675	685
Goodwill	1,228	1,161
Intangible assets — net	319	326
Other assets	813	818

Total assets	$133,637	$108,553

Liabilities and Stockholders’ Equity
Deposits from banking clients	$79,377	$60,854
Payables to brokers, dealers, and clearing organizations	1,068	1,098
Payables to brokerage clients	40,330	35,489
Accrued expenses and other liabilities	1,641	1,397
Long-term debt	1,632	2,001

Total liabilities	124,048	100,839

Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $885 and $0 at December 31, 2012 and 2011, respectively	865	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	3,881	3,826
Retained earnings	8,554	7,978
Treasury stock, at cost — 210,014,305 shares and 216,378,623 shares at December 31, 2012 and 2011, respectively	(4,024)	(4,113)
Accumulated other comprehensive income	298	8

Total stockholders’ equity	9,589	7,714

Total liabilities and stockholders’ equity	$133,637	$108,553

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows

(In Millions)

Year Ended December 31,	2012	2011	2010
Cash Flows from Operating Activities
Net income	$928	$864	$454
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	16	18	27
Net impairment losses on securities	32	31	36
Stock-based compensation	105	99	87
Depreciation and amortization	196	155	146
Provision (benefit) for deferred income taxes	5	52	(51)
Premium amortization, net, on securities available for sale and securities held to maturity	222	136	35
Other	26	9	(3)
Originations of loans held for sale	(441)	(1,574)	(2,015)
Proceeds from sales of loans held for sale	513	1,703	1,943
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(2,549)	(2,211)	(4,376)
Receivables from brokers, dealers, and clearing organizations	(104)	220	148
Receivables from brokerage clients	(2,391)	341	(2,612)
Other securities owned	(43)	(231)	581
Other assets	10	(15)	133
Payables to brokers, dealers, and clearing organizations	28	(357)	283
Payables to brokerage clients	4,950	3,407	4,886
Accrued expenses and other liabilities	(237)	(183)	289

Net cash provided by (used for) operating activities	1,266	2,464	(9)

Cash Flows from Investing Activities
Purchases of securities available for sale	(29,035)	(18,434)	(15,697)
Proceeds from sales of securities available for sale	3,336	500	871
Principal payments on securities available for sale	13,867	7,978	13,261
Purchases of securities held to maturity	(8,678)	(2,253)	(14,906)
Principal payments on securities held to maturity	5,453	4,786	2,672
Net increase in loans to banking clients	(978)	(1,125)	(1,443)
Purchase of equipment, office facilities, and property	(148)	(180)	(129)
Cash (paid) acquired in business acquisitions — net	(80)	54	(44)
Other investing activities	3	7	5

Net cash used for investing activities	(16,260)	(8,667)	(15,410)

Cash Flows from Financing Activities
Net change in deposits from banking clients	18,523	10,264	11,328
Issuance of commercial paper	300	—	—
Issuance of long-term debt	350	—	701
Repayment of long-term debt	(732)	(116)	(205)
Premium paid on debt exchange	(19)	—	—
Net proceeds from preferred stock offerings	863	—	—
Net proceeds from common stock offering	—	—	543
Dividends paid	(337)	(295)	(288)
Proceeds from stock options exercised and other	35	96	35
Other financing activities	(5)	2	(5)

Net cash provided by financing activities	18,978	9,951	12,109

Increase (Decrease) in Cash and Cash Equivalents	3,984	3,748	(3,310)
Cash and Cash Equivalents at Beginning of Year	8,679	4,931	8,241

Cash and Cash Equivalents at End of Year	$12,663	$8,679	$4,931

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$143	$168	$178
Income taxes	$508	$517	$327
Non-cash investing activities:
Common stock issued and equity awards assumed for business acquisitions (See note “3 – Business Acquisitions”)	$—	$714	$106
Securities purchased during the year but settled after year end	$—	$58	$—
Non-cash financing activity:
Transfer of trust related balances to deposits from banking clients	$—	$—	$442
Exchange of Senior Notes (See note “14 – Borrowings”)	$256	$—	$—

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity

(In Millions)

	Preferred	Common Stock		Additional Paid-In	Retained	Treasury Stock,	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Earnings	at cost	Income (Loss)	Total
Balance at December 31, 2009	$—	1,392	$14	$2,298	$7,243	$(4,291)	$(191)	$5,073

Net income	—	—	—	—	454	—	—	454
Other comprehensive income, net of tax	—	—	—	—	—	—	207	207
Issuance of common stock	—	30	—	543	—	—	—	543
Issuance of common stock for business acquisition	—	7	—	106	—	—	—	106
Dividends declared on common stock	—	—	—	—	(288)	—	—	(288)
Stock option exercises and other	—	—	—	(4)	—	39	—	35
Stock-based compensation and related tax effects	—	—	—	87	—	—	—	87
Other	—	—	—	4	—	5	—	9

Balance at December 31, 2010	—	1,429	14	3,034	7,409	(4,247)	16	6,226

Net income	—	—	—	—	864	—	—	864
Other comprehensive income, net of tax	—	—	—	—	—	—	(8)	(8)
Issuance of common stock for business acquisition	—	59	1	713	—	—	—	714
Dividends declared on common stock	—	—	—	—	(295)	—	—	(295)
Stock option exercises and other	—	—	—	(24)	—	122	—	98
Stock-based compensation and related tax effects	—	—	—	99	—	—	—	99
Other	—	—	—	4	—	12	—	16

Balance at December 31, 2011	—	1,488	15	3,826	7,978	(4,113)	8	7,714

Net income	—	—	—	—	928	—	—	928
Other comprehensive income, net of tax	—	—	—	—	—	—	290	290
Issuance of preferred stock	863	—	—	—	—	—	—	863
Dividends declared on preferred stock	—	—	—	—	(43)	—	—	(43)
Dividends declared on common stock	—	—	—	—	(308)	—	—	(308)
Stock option exercises and other	—	—	—	(40)	—	76	—	36
Stock-based compensation and related tax effects	—	—	—	98	—	—	—	98
Other	2	—	—	(3)	(1)	13	—	11

Balance at December 31, 2012	$865	1,488	$15	$3,881	$8,554	$(4,024)	$298	$9,589

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

1.     Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, money management, and financial advisory services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with over 300 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFsTM.

The accompanying consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal and regulatory reserves. Actual results may differ from those estimates. Certain prior-period amounts have been reclassified to conform to the current period presentation.

2.     Summary of Significant Accounting Policies

Asset management and administration fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, and are recognized as revenue over the period that the related service is provided, based upon average asset balances. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as third-party mutual fund service fees, trust fees, 401(k) record keeping fees, and mutual fund clearing and other service fees.

In 2012, 2011, and 2010, the Company waived a portion of its asset management fees earned from certain Schwab-sponsored money market mutual funds in order to provide a positive return to clients. Under agreements with these funds, the Company may recover such fee waivers depending on the future performance of the funds and approval by the boards of the respective funds until the third anniversary of the end of the fiscal year in which such fee waiver occurs, subject to certain limitations. Recoveries of previously-waived asset management fees are recognized as revenue when substantially all uncertainties about timing and amount of realization are resolved.

Interest revenue

Interest revenue represents interest earned on cash and cash equivalents, cash and investments segregated, receivables from brokers, dealers, and clearing organizations, receivables from brokerage clients, other securities owned, securities available for sale, securities held to maturity, and loans to banking clients. Interest revenue is recognized in the period earned based upon average or daily asset balances and respective interest rates.

Trading revenue

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Principal transaction revenues are primarily comprised of revenues from trading activity in client fixed income securities, which is recorded on a trade date basis. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including state and municipal debt obligations, U.S. Government, corporate debt and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes unrealized gains and losses on these securities positions.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less that are not segregated and on deposit for regulatory purposes to be cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, commercial paper, and treasury securities. Cash and cash equivalents also include balances that Schwab Bank maintains at the Federal Reserve Bank.

Cash and investments segregated and on deposit for regulatory purposes

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit, U.S. Government securities, and corporate debt securities. Certificates of deposit, U.S. Government securities, and corporate debt securities are recorded at fair value. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients.

Receivables from brokerage clients

Receivables from brokerage clients include margin loans to clients and are recorded net of an allowance for doubtful accounts. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Other securities owned

Other securities owned are recorded at fair value based on quoted market prices. Unrealized gains and losses are included in trading revenue.

Securities available for sale and securities held to maturity

Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Securities held to maturity are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue – net.

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

A security is also OTTI if management does not expect to recover the amortized cost of the security. In this circumstance, management utilizes cash flow models to estimate the expected future cash flow from the securities to estimate the credit loss.

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

Securities borrowed and securities loaned

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

Loans to banking clients and related allowance for loan losses

Loans to banking clients are recorded at their contractual principal amounts and include unamortized direct origination costs or net purchase premiums. Additionally, loans are recorded net of an allowance for loan losses. The Company’s loan portfolio includes four loan segments: residential real estate mortgages, home equity lines of credit (HELOC), personal loans secured by securities and other loans. Residential real estate mortgages include two loan classes: first mortgages and purchased first mortgages. Loan segments are defined as the level to which the Company disaggregates its loan portfolio when developing and documenting a methodology for determining the allowance for loan losses. A loan class is defined as a group of loans within a loan segment that has homogeneous risk characteristics.

The Company records an allowance for loan losses through a charge to earnings based on management’s estimate of probable losses in the existing portfolio. Management reviews the allowance for loan losses quarterly, taking into consideration current economic conditions, the composition of the existing loan portfolio, past loss experience, and risks inherent in the portfolio to ensure that the allowance for loan losses is maintained at an appropriate level.

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

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and London Interbank Offered Rate (LIBOR) rates, and borrower FICO scores. The more significant variables in the simulation

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Further, the delinquency roll rates within the loan-level simulation discussed above are calibrated to match a moving average of the delinquency roll rates actually experienced in the respective first lien residential real estate mortgage loan (First Mortgage) and home equity line of credit (HELOC) portfolios. Loss severity estimates are based on the Company’s historical loss experience and market trends. The estimated loss severity (i.e. loss given default) used in the allowance for loan loss methodology for HELOC loans is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. As a result, the current state of house prices, including the decrease in general house prices experienced over the last several years, as well as the current state of delinquencies unique to the Company’s First Mortgage and HELOC portfolios, are considered in the allowance for loan loss methodology.

This methodology results in loss factors that are applied to the outstanding balances to determine the allowance for loan loss for each loan segment.

The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring.

Nonaccrual loans

Residential real estate mortgages, HELOC, personal, and other loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. For the portion of the HELOC portfolio for which the Company is able to track the delinquency status on the associated first lien loan, the Company places a HELOC on non-accrual status if the associated first mortgage is 90 days or more delinquent, regardless of the payment status of the HELOC. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a nonaccrual loan may be returned to accrual status when all delinquent interest and principal is repaid and the borrower demonstrates a sustained period of performance of twelve consecutive months of repayments, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Loan Charge-Offs

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the loan balance. The Company’s charge-off policy for residential real estate mortgages and HELOC loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell.

Equipment, office facilities, and property

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Goodwill

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. In testing for potential impairment of goodwill, management estimates the fair values of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compares it to their carrying values. The estimated fair values of the reporting units are established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit and a market capitalization analysis. As allowed by applicable accounting standards, the Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. The Company’s annual impairment testing date is April 1st.

Intangible assets

Intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not have any indefinite-lived intangible assets.

Guarantees and indemnifications

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

Income taxes

The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities, represent the difference between positions taken on tax return filings and estimated potential tax settlement outcomes. Interest and penalties relating to unrecognized tax benefits are recorded in income tax expense.

Stock-based compensation

Stock-based compensation includes employee and board of director stock options, restricted stock units, and restricted stock awards. The Company measures compensation expense for these share-based payment arrangements based on their estimated fair values as of the awards’ grant date. The fair value of the share-based award is recognized over the vesting period as stock-based compensation. Stock-based compensation expense is based on awards expected to vest and therefore is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates. The excess tax benefits from the exercise of stock options and the vesting of restricted stock awards are recorded in additional paid-in capital.

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

Assets and liabilities recorded at fair value

The Company uses the market and income approaches to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value and may obtain up to five prices on assets with higher risk of limited observable information, such as non-agency residential mortgage-backed securities. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

Financial instruments not recorded at fair value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are described below. The Company’s financial instruments not recorded at fair value but for which fair value can be approximated and disclosed include:

•	Cash and cash equivalents are short-term in nature and accordingly are recorded at amounts that approximate fair value.

•

Cash and investments segregated and on deposit for regulatory purposes include cash and securities purchased under resale agreements. Securities purchased under resale agreements are short-term in nature and are backed by collateral that both exceeds the carrying value of the resale agreement and is highly liquid in nature. Accordingly, the carrying value approximates fair value.

•

Receivables from/payables to brokers, dealers, and clearing organizations are recorded at contractual amounts and historically have been settled at those values and are short-term in nature, and therefore approximate fair value.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

•

Receivables from/payables to brokerage clients – net are recorded at contractual amounts and historically have been settled at those values and are short-term in nature, and therefore approximate fair value.

•

Securities held to maturity – The fair values of securities held to maturity are obtained using an independent third-party pricing service similar to investment assets recorded at fair value as discussed above.

•	Loans to banking clients – The fair values of the Company’s loans to banking clients are estimated based on prices of mortgage-backed securities collateralized by similar types of loans.

•

Loans held for sale at December 31, 2011, were recorded at the lower of cost or fair value. The fair value of the Company’s loans held for sale was estimated using quoted market prices for securities backed by similar types of loans.

•

Financial instruments included in other assets primarily consist of cost method investments and Federal Home Loan Bank (FHLB) stock, whose carrying values approximate their fair values. FHLB stock is recorded at par, which approximates fair value.

•

Deposits from banking clients have no stated maturity and are recorded at the amount payable on demand as of the balance sheet date. The Company considers the carrying value of these deposits to approximate their fair values.

•

Financial instruments included in accrued expenses and other liabilities consist of commercial paper, drafts payable and certain amounts due under contractual obligations which are short-term in nature and accordingly are recorded at amounts that approximate fair value.

•

Long-term debt – Except for the finance lease obligation, the fair values of long-term debt are estimated using indicative, non-binding quotes from independent brokers. The Company validates indicative prices for its debt through comparison to other independent non-binding quotes. The finance lease obligation is recorded at carrying value, which approximates fair value.

•

Firm commitments to extend credit – The Company extends credit to banking clients through HELOC and personal loans secured by securities. The Company considers the fair value of these unused commitments to be not material because the interest rates earned on these balances are based on floating interest rates that reset monthly. The Company does not charge a fee to maintain a HELOC or personal loan.

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

optionsXpress Holdings, Inc.

On September 1, 2011, the Company acquired optionsXpress Holdings, Inc. (optionsXpress) for total consideration of $714 million. optionsXpress is an online brokerage firm primarily focused on equity option securities and futures. The optionsXpress® brokerage platform provides active investors and traders trading tools, analytics and education to execute a

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

variety of investment strategies. The combination of optionsXpress and Schwab offers active investors an additional level of service and platform capabilities.

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

The results of optionsXpress’ operations have been included in the Company’s consolidated statement of income for the year ended December 31, 2012 and 2011, from the date of acquisition. optionsXpress’ net revenues and net income were $179 million and $6 million, respectively, in 2012. optionsXpress’ net revenues were $68 million and their net loss was not material for the period September 1, 2011 through December 31, 2011.

The following table summarizes the allocation of the purchase price to the net assets of optionsXpress:

Fair value of common stock issued	$710
Fair value of equity awards assumed	4

Total consideration paid (1)	$714

Fair value of net assets acquired	$203

Acquisition-related goodwill	$511

(1)	Represents a non-cash investing activity.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

September 1,
2011
Assets
Cash and cash equivalents	$84
Cash and investments segregated and on deposit for regulatory purposes	1,074
Receivables from brokers, dealers, and clearing organizations	40
Receivables from brokerage clients	185
Other securities owned - at fair value	32
Intangible assets	285
Other assets	25

Total assets acquired (1)	$1,725

Liabilities
Payables to brokerage clients	$1,221
Deferred tax liability	95
Long-term debt (2)	110
Accrued expenses and other liabilities	96

Total liabilities assumed (1)	$1,522

Net assets acquired	$203

(1)	All assets and liabilities, except for cash and cash equivalents, represent non-cash investing activities.
(2)	The Company paid off long-term debt acquired from optionsXpress subsequent to the date of acquisition in September 2011.

Goodwill of $511 million was assigned to the Investor Services segment and will not be deductible for tax purposes.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company recorded intangible assets of $285 million, which are subject to amortization and will be amortized over their estimated useful lives. The following table summarizes the estimated fair value and useful lives of the intangible assets.

September 1, 2011	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$200	11
Technology	70	9
Trade name	15	9

Total intangible assets	$285

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if optionsXpress had been acquired prior to January 1, 2010. Pro forma net income for the year ended December 31, 2011, was adjusted to exclude $16 million, after tax, of acquisition related costs incurred by the Company in 2011. Additionally, pro forma net income below excludes $15 million, before tax, of acquisition related costs because these costs were incurred by optionsXpress prior to the acquisition date. Pro forma net income also reflects the impact of amortizing purchase accounting adjustments relating to intangible assets, net of tax, of $20 million and $22 million, for the years ended December 31, 2011 and 2010, respectively.

Year Ended December 31,	2011	2010
Net revenues	$4,857	$4,479
Net income	$896	$481
Basic EPS	$.71	$.39
Diluted EPS	$.71	$.38

The unaudited pro forma financial information above is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have occurred had the acquisition been completed prior to January 1, 2010, nor is it indicative of the results of operations for future periods.

Other Business Acquisitions

On December 14, 2012, the Company acquired ThomasPartners, Inc., a growth and dividend income-focused asset management firm, for $85 million in cash. As a result of a preliminary allocation of the purchase price, the Company recorded goodwill of $68 million and intangible assets of $36 million. The intangible assets primarily relate to customer relationships and will be amortized over 11 years. The preliminary goodwill was allocated to the Investor Services and Institutional Services segments in the amounts of $44 million and $24 million, respectively.

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

Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $11.6 billion and $10.2 billion at December 31, 2012 and 2011, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. The average yield earned on margin loans was 4.08% and 4.39% in 2012 and 2011, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.	Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2012	2011
Schwab Funds® money market funds	$329	$332
Equity and bond mutual funds	217	183
State and municipal debt obligations	48	46
Equity, U.S. Government and corporate debt, and other securities	42	32

Total other securities owned	$636	$593

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

6.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$—	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	—	—	574
Other securities	278	17	—	295

Total securities available for sale	$45,644	$552	$73	$46,123

Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	—	1	443

Total securities held to maturity	$18,194	$558	$20	$18,732

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,666	$269	$14	$20,921
Asset-backed securities	2,638	4	7	2,635
Corporate debt securities	3,592	5	26	3,571
Certificates of deposit	3,623	2	3	3,622
U.S. agency notes	1,795	5	—	1,800
Non-agency residential mortgage-backed securities	1,130	—	223	907
Commercial paper	225	—	—	225
Other securities	281	3	—	284

Total securities available for sale	$33,950	$288	$273	$33,965

Securities held to maturity:
U.S. agency mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	—	341

Total securities held to maturity	$15,108	$433	$2	$15,539

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Asset-backed securities	$—	$—	$801	$2	$801	$2
Corporate debt securities	878	2	—	—	878	2
Certificates of deposit	599	1	—	—	599	1
U.S. agency notes	2,102	3	—	—	2,102	3
Non-agency residential mortgage-backed securities	46	1	549	64	595	65

Total	$3,625	$7	$1,350	$66	$4,975	$73

Securities held to maturity:
U.S. agency mortgage-backed securities	$2,680	$19	$—	$—	$2,680	$19
Other securities	240	1	—	—	240	1

Total	$2,920	$20	$—	$—	$2,920	$20

Total securities with unrealized losses (1)	$6,545	$27	$1,350	$66	$7,895	$93

(1)	The number of investment positions with unrealized losses totaled 139 for securities available for sale and 24 for securities held to maturity.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$5,551	$14	$—	$—	$5,551	$14
Asset-backed securities	1,368	6	152	1	1,520	7
Corporate debt securities	1,888	26	—	—	1,888	26
Certificates of deposit	2,158	3	—	—	2,158	3
Non-agency residential mortgage-backed securities	121	8	746	215	867	223

Total	$11,086	$57	$898	$216	$11,984	$273

Securities held to maturity:
U.S. agency mortgage-backed securities	$384	$2	$—	$—	$384	$2

Total	$384	$2	$—	$—	$384	$2

Total securities with unrealized losses (1)	$11,470	$59	$898	$216	$12,368	$275

(1)	The number of investment positions with unrealized losses totaled 296 for securities available for sale and 3 for securities held to maturity.

Unrealized losses in securities available for sale of $73 million as of December 31, 2012, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At December 31, 2012, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $308 million and $269 million, respectively.

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis as described in note “2 – Summary of Significant Accounting Policies.”

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. In addition, during 2012 the Company increased the projected default rates for modified loans underlying the securities. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. Further, the Company has adequate liquidity at December 31, 2012, with cash and cash equivalents totaling $12.7 billion, a loan-to-deposit ratio of 14%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $32 million in 2012. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of additional impairment losses.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

Year Ended December 31,	2012	2011	2010
Balance at beginning of year	$127	$96	$60
Credit losses recognized into current year earnings on debt securities for which an other-than-temporary impairment was not previously recognized	6	6	7
Credit losses recognized into current year earnings on debt securities for which an other-than-temporary impairment was previously recognized	26	25	29

Balance at end of year	$159	$127	$96

The maturities of securities available for sale and securities held to maturity at December 31, 2012, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$—	$40	$4,050	$16,386	$20,476
Asset-backed securities	—	438	785	6,941	8,164
Corporate debt securities	1,149	4,883	224	—	6,256
Certificates of deposit	4,557	1,604	—	—	6,161
U.S. agency notes	—	1,300	2,164	—	3,464
Non-agency residential mortgage-backed securities (1)	—	—	7	726	733
Commercial paper	574	—	—	—	574
Other securities	—	—	—	295	295

Total fair value	$6,280	$8,265	$7,230	$24,348	$46,123
Total amortized cost	$6,268	$8,201	$7,062	$24,113	$45,644

Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$—	$—	$9,956	$8,333	$18,289
Other securities	—	100	292	51	443

Total fair value	$—	$100	$10,248	$8,384	$18,732
Total amortized cost	$—	$100	$9,911	$8,183	$18,194

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains from sales of securities available for sale are as follows:

Year Ended December 31,	2012	2011	2010
Proceeds	$3,336	$500	$871
Gross realized gains	$35	$1	$1

There were no realized losses from the sales of securities available for sale in 2012, 2011, or 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

December 31,	2012	2011
Residential real estate mortgages	$6,507	$5,596
Home equity lines of credit	3,287	3,509
Personal loans secured by securities	963	742
Other	25	19

Total loans to banking clients (1)	10,782	9,866
Allowance for loan losses	(56)	(54)

Total loans to banking clients – net	$10,726	$9,812

(1)	Loans are evaluated for impairment by loan segment.

The Company records an allowance for loan losses through a charge to earnings based on management’s estimate of probable losses in the existing portfolio. Management reviews the allowance for loan losses quarterly, taking into consideration current economic conditions, the composition of the existing loan portfolio, past loss experience, and risks inherent in the portfolio, as described in note “2 – Summary of Significant Accounting Policies.”

Changes in the allowance for loan losses were as follows:

Year Ended	December 31, 2012			December 31, 2011
	Residential real estate mortgages	Home equity lines of credit	Total	Residential real estate mortgages	Home equity lines of credit	Total	December 31, 2010
Balance at beginning of period	$40	$14	$54	$38	$15	$53	$45
Charge-offs	(7)	(9)	(16)	(11)	(8)	(19)	(20)
Recoveries	2	—	2	1	1	2	1
Provision for loan losses	1	15	16	12	6	18	27

Balance at end of period	$36	$20	$56	$40	$14	$54	$53

Included in the loan portfolio are nonaccrual loans totaling $48 million and $52 million at December 31, 2012 and 2011, respectively. There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2012 or 2011. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $54 million and $56 million at December 31, 2012 and 2011, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

As of December 31, 2012, Schwab Bank no longer originates First Mortgage loans or HELOCs. In 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgage loans and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgage loans and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. The First Mortgage loans purchased under the Program are included in the first mortgages loan class as of December 31, 2012, in the table below.

The delinquency aging analysis by loan class is as follows:

December 31, 2012	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
First mortgages	$6,291	$22	$2	$33	$57	$6,348
Purchased first mortgages	154	1	—	4	5	159
Home equity lines of credit	3,269	5	2	11	18	3,287
Personal loans secured by securities	963	—	—	—	—	963
Other	22	3	—	—	3	25

Total loans to banking clients	$10,699	$31	$4	$48	$83	$10,782

December 31, 2011
Residential real estate mortgages:
First mortgages	$5,380	$16	$2	$39	$57	$5,437
Purchased first mortgages	152	2	—	5	7	159
Home equity lines of credit	3,494	5	2	8	15	3,509
Personal loans secured by securities	741	1	—	—	1	742
Other	19	—	—	—	—	19

Total loans to banking clients	$9,786	$24	$4	$52	$80	$9,866

In addition to monitoring the delinquency characteristics, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), LTV ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in December 2012. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Residential real estate mortgages
December 31, 2012	First mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2008	$465	$56	$521	$1,187
2008	402	6	408	1,151
2009	305	6	311	338
2010	909	12	921	249
2011	1,270	53	1,323	198
2012	2,997	26	3,023	164

Total	$6,348	$159	$6,507	$3,287

Origination FICO
<620	$10	$1	$11	$—
620 - 679	98	16	114	23
680 - 739	1,141	40	1,181	633
≥740	5,099	102	5,201	2,631

Total	$6,348	$159	$6,507	$3,287

Updated FICO
<620	$54	$6	$60	$49
620 - 679	191	13	204	117
680 - 739	940	34	974	510
≥740	5,163	106	5,269	2,611

Total	$6,348	$159	$6,507	$3,287

Origination LTV
≤70%	$4,189	$97	$4,286	$2,225
>70% - ≤90%	2,142	54	2,196	1,036
>90% - ≤100%	17	8	25	26

Total	$6,348	$159	$6,507	$3,287

December 31, 2012	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are 90+ Days Past Due and Less than 90 Days Past Due but on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
≤70%	$4,162	772	N/A	0.05%
>70% - ≤90%	1,841	764	N/A	0.22%
>90% - ≤100%	168	750	N/A	0.51%
>100%	336	741	N/A	5.34%

Total	$6,507	768	N/A	0.38%

Home equity lines of credit:
Estimated Current LTV
≤70%	$1,559	773	36%	0.14%
>70% - ≤90%	1,020	766	46%	0.18%
>90% - ≤100%	267	759	54%	0.44%
>100%	441	753	59%	1.06%

Total	$3,287	767	42%	0.31%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Residential real estate mortgages
December 31, 2011	First mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2008	$569	$60	$629	$1,306
2008	538	8	546	1,262
2009	553	10	563	412
2010	1,757	17	1,774	311
2011	2,020	64	2,084	218

Total	$5,437	$159	$5,596	$3,509

Origination FICO
<620	$9	$2	$11	$—
620 - 679	108	19	127	24
680 - 739	1,030	43	1,073	667
≥740	4,290	95	4,385	2,818

Total	$5,437	$159	$5,596	$3,509

Updated FICO
<620	$55	$7	$62	$49
620 - 679	162	11	173	112
680 - 739	831	44	875	520
≥740	4,389	97	4,486	2,828

Total	$5,437	$159	$5,596	$3,509

Origination LTV
≤70%	$3,507	$91	$3,598	$2,378
>70% - ≤90%	1,904	60	1,964	1,091
>90% - ≤100%	26	8	34	40

Total	$5,437	$159	$5,596	$3,509

December 31, 2011	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are 90+ Days Past Due and Less than 90 Days Past Due but on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
≤70%	$3,200	773	N/A	0.27%
>70% - ≤90%	1,764	766	N/A	0.41%
>90% - ≤100%	241	758	N/A	1.33%
>100%	391	748	N/A	2.34%

Total	$5,596	768	N/A	0.50%

Home equity lines of credit:
Estimated Current LTV
≤70%	$1,561	774	37%	0.09%
>70% - ≤90%	1,099	769	46%	0.26%
>90% - ≤100%	328	765	54%	0.16%
>100%	521	755	58%	0.75%

Total	$3,509	769	43%	0.25%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowings at December 31, 2012 and 2011.

8.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2012	2011
Software	$1,067	$993
Buildings	456	446
Information technology equipment	398	430
Leasehold improvements	287	307
Furniture and equipment	133	131
Telecommunications equipment	95	104
Land	59	59
Construction in progress	7	17

Total equipment, office facilities, and property	2,502	2,487
Accumulated depreciation and amortization	(1,827)	(1,802)

Total equipment, office facilities, and property – net	$675	$685

9.	Intangible Assets and Goodwill

The gross carrying value of intangible assets and accumulated amortization was:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$279	$51	$228	$245	$17	$228
Technology	89	16	73	88	6	82
Trade name	17	2	15	15	1	14
Other	5	2	3	2	—	2

Total intangible assets	$390	$71	$319	$350	$24	$326

Amortization expense for intangible assets was $47 million and $20 million in 2012 and 2011, respectively.

Estimated future annual amortization expense for intangible assets as of December 31, 2012, is as follows:

2013	$49
2014	$43
2015	$40
2016	$38
2017	$35
Thereafter	$114

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The changes in the carrying amount of goodwill, as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment going forward, are presented in the following table:

	Investor Services	Institutional Services	Total
Balance at December 31, 2011	$953	$208	$1,161
Goodwill acquired and other changes during the period	45	22	67

Balance at December 31, 2012	$998	$230	$1,228

In testing for potential impairment of goodwill on April 1, 2012, the Company used a discounted cash flow model instead of the qualitative assessment methodology allowed by applicable accounting standards. As a result of this test, the fair values of the Company’s reporting units, as indicated by a discounted cash flow model, substantially exceeded their fair values and therefore management concluded that no amount of goodwill was impaired in 2012. The Company did not recognize any goodwill impairment in 2011 or 2010.

10.	Other Assets

The components of other assets are as follows:

December 31,	2012	2011
Accounts receivable (1)	$417	$330
Interest and dividends receivable	150	142
Prepaid expenses	114	153
Other investments	59	57
Deferred tax asset – net	—	27
Other	73	109

Total other assets	$813	$818

(1)	Accounts receivable includes accrued service fee income and a receivable from the Company’s loan servicer.

11.	Deposits from Banking Clients

Deposits from banking clients consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2012	2011
Interest-bearing deposits:
Deposits swept from brokerage accounts	$58,229	$40,617
Checking	11,632	10,765
Savings and other	9,089	8,997

Total interest-bearing deposits	78,950	60,379

Non-interest-bearing deposits	427	475

Total deposits from banking clients	$79,377	$60,854

12.	Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations include securities loaned of $882 million and $852 million at December 31, 2012 and 2011, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2012 and 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

13.	Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts, which are included in payables to brokerage clients. Cash balances in interest-bearing brokerage client accounts were $32.6 billion and $30.6 billion at December 31, 2012 and 2011, respectively. The average rate paid on cash balances in interest-bearing brokerage client accounts was 0.01% in 2012 and 2011.

14.	Borrowings

Long-term debt including unamortized debt discounts and premiums, where applicable, consists of the following:

December 31,	2012	2011
Senior Notes	$1,288	$1,450
Senior Medium-Term Notes, Series A	249	249
Finance lease obligation	95	100
Junior Subordinated Notes	—	202

Total long-term debt	$1,632	$2,001

CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the Securities and Exchange Commission (the SEC), which enables CSC to issue debt, equity and other securities.

The Senior Notes outstanding at December 31, 2012, have maturities ranging from 2015 to 2022 and fixed interest rates ranging from 0.850% to 4.45% with interest payable semi-annually.

In August 2012, CSC completed an exchange offer with certain eligible holders of its 4.950% Senior Notes due 2014 (Old Senior Notes), whereby Old Senior Notes in an aggregate principal amount of $256 million were exchanged for the same aggregate principal amount of 3.225% Senior Notes due 2022 (New Senior Notes) and cash consideration of $19 million. Pursuant to an exchange and registration rights agreement (Registration Rights Agreement), CSC filed an exchange registration with the SEC and launched an exchange offer on December 11, 2012, to allow the holders of the New Senior Notes to exchange such New Senior Notes for an equal principal amount of notes with substantially identical terms, except that they are generally freely transferable under the Securities Act of 1933. The exchange offer was completed on January 23, 2013 and substantially all of the New Senior Notes were exchanged. These notes have a fixed interest rate of 3.225% with interest payable semiannually.

On December 6, 2012, CSC issued $350 million of additional Senior Notes that mature in 2015 under the Shelf Registration Statement, which have a fixed interest rate of 0.850% with interest payable semi-annually.

On December 21, 2012, CSC redeemed all of its remaining outstanding Old Senior Notes of $494 million. In connection with the redemption, CSC paid the holders of the Old Senior Notes a make-whole premium of $31 million in addition to the $494 million principal payment. The make-whole premium was recorded in other revenue – net.

The Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2012, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually.

CSC and Schwab Capital Trust I, a statutory trust formed under the laws of the State of Delaware (Trust), previously closed a public offering of $300 million of the Trust’s fixed to floating-rate trust preferred securities. The proceeds from the sale of the trust preferred securities were invested by the Trust in fixed to floating rate Junior Subordinated Notes issued by CSC, of which $202 million remained outstanding at August 30, 2012. On August 31, 2012, CSC redeemed all of the outstanding fixed-to-floating rate trust preferred securities issued by the Trust for $207 million. The trust preferred securities were redeemed, along with the common securities issued by the Trust and held by CSC, as a result of the concurrent redemption in

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

whole by CSC of the Junior Subordinated Notes held by the Trust which underlay the trust preferred securities. The redemption price represented 100% of the liquidation amount of each trust preferred security, plus accumulated and unpaid distributions up to and including the redemption date.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $95 million at December 31, 2012, is being reduced by a portion of the lease payments over the remaining lease term of 12 years.

Annual maturities on long-term debt outstanding at December 31, 2012, are as follows:

2013	$6
2014	6
2015	357
2016	7
2017	258
Thereafter	1,017

Total maturities	1,651
Unamortized discount, net	(19)

Total long-term debt	$1,632

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. At December 31, 2012, the amount of Commercial Paper Notes outstanding was $300 million, which is included in accrued expenses and other liabilities. The amount outstanding was repaid on January 2, 2013. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2011.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2013. This facility replaced a similar facility that expired in June 2012. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2012, the minimum level of stockholders’ equity required under this facility was $5.8 billion (CSC’s stockholders’ equity at December 31, 2012, was $9.6 billion). There were no borrowings outstanding under this facility at December 31, 2012 or 2011.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $842 million at December 31, 2012. CSC has direct access to $642 million of these credit lines. There were no borrowings outstanding under these lines at December 31, 2012 or 2011.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby LOCs with five banks in favor of the Options Clearing Corporation aggregating $325 million at December 31, 2012. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2012, the aggregate face amount of these LOCs totaled $74 million. There were no funds drawn under any of these LOCs at December 31, 2012 or 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

15.	Commitments and Contingencies

Operating leases and other commitments: The Company has non-cancelable operating leases for office space and equipment. Future annual minimum rental commitments under these leases, net of contractual subleases, at December 31, 2012, are as follows:

	Operating Leases	Subleases	Net
2013	$112	$31	$81
2014	97	28	69
2015	85	28	57
2016	74	28	46
2017	62	22	40
Thereafter	108	11	97

Total	$538	$148	$390

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $203 million, $187 million, and $168 million in 2012, 2011, and 2010, respectively.

Purchase obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2012, the Company has purchase obligations as follows:

2013	$159
2014	104
2015	35
2016	7
2017	—
Thereafter	1

Total	$306

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

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the clearing houses, which are issued by multiple banks. At December 31, 2012, the aggregate face amount of these LOCs totaled $325 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2012, the aggregate face amount of these LOCs totaled $74 million. There were no funds drawn under any of these LOCs at December 31, 2012.

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

optionsXpress Regulatory Matters: optionsXpress entities and individual employees have been responding to certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under SEC Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Trial in the administrative proceeding commenced September 5, 2012. The Company disputes the allegations and is contesting the charges. Separately, on April 19, 2012, the SEC instituted an administrative proceeding alleging violations of the broker-dealer registration requirements by an unregistered optionsXpress entity. On September 5, 2012, the administrative law judge hearing the case ruled on summary disposition that applicable registration requirements were violated. Certain other issues, including relief, remain to be determined at trial. The Company continues to dispute the allegations and is contesting the charges. The Company recorded a contingent liability associated with the two separate matters, which was not material at December 31, 2012.

16.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $852 million and $783 million at December 31, 2012 and 2011, respectively. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients. The fair value of these borrowed securities was $121 million and $44 million at December 31, 2012 and 2011, respectively.

Client trade settlement: The Company is obligated to settle transactions with brokers and other financial institutions even if the Company’s clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has established procedures to reduce this risk by requiring deposits from clients in excess of amounts prescribed by regulatory requirements for certain types of trades, and therefore the potential to make payments under these client transactions is remote. Accordingly, no liability has been recognized for these transactions.

Margin lending: The Company provides margin loans to its clients which are collateralized by securities in their brokerage accounts and may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is insufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and requires clients to deposit additional collateral, or reduce positions to meet minimum collateral requirements.

Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Under such regulations, the Company was allowed to pledge securities with a fair value of $17.1 billion and $14.7 billion at December 31, 2012 and 2011, respectively. The fair value of client securities pledged to fulfill the short sales of its clients was $1.2 billion at both December 31, 2012 and 2011. The fair value of client securities pledged to fulfill the Company’s proprietary short sales, which resulted from facilitating clients’ dividend reinvestment elections, was $109 million and $101 million at December 31, 2012 and 2011, respectively. The Company has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The fair value of these pledged securities to the OCC was $1.9 billion and $1.3 billion at December 31, 2012 and 2011, respectively.

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2012 and 2011, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $19.7 billion and $18.3 billion, respectively. Schwab utilizes the collateral provided under repurchase agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement.

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

The Company’s investments in corporate debt securities and commercial paper totaled $8.0 billion and $5.6 billion at December 31, 2012 and 2011, respectively, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned. At December 31, 2011, the Company held $867 million of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program. At December 31, 2012, the Company did not hold any of these securities.

The Company’s loans to banking clients include $6.0 billion and $5.6 billion of adjustable rate first lien residential real estate mortgage loans at December 31, 2012 and 2011, respectively. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. At December 31, 2012, approximately 50% of these mortgages consisted of loans with interest-only payment terms. At December 31, 2012, the interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2012, 45% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California. At December 31, 2011, 44% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $19.7 billion and $18.3 billion at December 31, 2012 and 2011, respectively.

Commitments to extend credit: Schwab Bank enters into commitments to extend credit to banking clients. Schwab Bank also has commitments to purchase certain First Mortgage loans and HELOCs under the Program with Quicken Loans, which began in 2012. The credit risk associated with these commitments varies depending on the creditworthiness of the client and the value of any collateral expected to be held. Collateral requirements vary by type of loan. At December 31, 2012, the Company had commitments to purchase First Mortgage loans of $867 million. Schwab Bank also has commitments to extend credit related to its clients’ unused HELOCs, personal loans secured by securities, and other lines of credit, which totaled $5.4 billion and $5.2 billion at December 31, 2012 and 2011, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.	Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies.” The Company did not transfer any assets or liabilities between Level 1 and Level 2 during 2012 or 2011. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2012 or 2011.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$413	$—	$—	$413
Commercial paper	—	1,076	—	1,076

Total cash equivalents	413	1,076	—	1,489
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,976	—	2,976
U.S. Government securities	—	1,767	—	1,767

Total investments segregated and on deposit for regulatory purposes	—	4,743	—	4,743
Other securities owned:
Schwab Funds® money market funds	329	—	—	329
Equity and bond mutual funds	217	—	—	217
State and municipal debt obligations	—	48	—	48
Equity, U.S. Government and corporate debt, and other securities	2	40	—	42

Total other securities owned	548	88	—	636
Securities available for sale:
U.S. agency mortgage-backed securities	—	20,476	—	20,476
Asset-backed securities	—	8,164	—	8,164
Corporate debt securities	—	6,256	—	6,256
Certificates of deposit	—	6,161	—	6,161
U.S. agency notes	—	3,464	—	3,464
Non-agency residential mortgage-backed securities	—	733	—	733
Commercial paper	—	574	—	574
Other securities	—	295	—	295

Total securities available for sale	—	46,123	—	46,123

Total	$961	$52,030	$—	$52,991

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$8	$—	$—	$8
Commercial paper	—	814	—	814

Total cash equivalents	8	814	—	822
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,374	—	2,374
Corporate debt securities	—	767	—	767
U.S. Government securities	—	650	—	650

Total investments segregated and on deposit for regulatory purposes	—	3,791	—	3,791
Other securities owned:
Schwab Funds® money market funds	332	—	—	332
Equity and bond mutual funds	183	—	—	183
State and municipal debt obligations	—	46	—	46
Equity, U.S. Government and corporate debt, and other securities	12	20	—	32

Total other securities owned	527	66	—	593
Securities available for sale:
U.S. agency mortgage-backed securities	—	20,921	—	20,921
Asset-backed securities	—	2,635	—	2,635
Corporate debt securities	—	3,571	—	3,571
Certificates of deposit	—	3,622	—	3,622
U.S. agency notes	—	1,800	—	1,800
Non-agency residential mortgage-backed securities	—	907	—	907
Commercial paper	—	225	—	225
Other securities	—	284	—	284

Total securities available for sale	—	33,965	—	33,965

Total	$535	$38,636	$—	$39,171

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies.” There were no significant changes in these methodologies or assumptions during 2012. The following table presents the fair value hierarchy for financial instruments not recorded at fair value at December 31, 2012:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$11,174	$—	$11,174	$—	$11,174
Cash and investments segregated and on deposit for regulatory purposes	23,723	—	23,723	—	23,723
Receivables from brokers, dealers, and clearing organizations	333	—	333	—	333
Receivables from brokerage clients – net	13,453	—	13,453	—	13,453
Securities held to maturity:
U.S. agency mortgage-backed securities	17,750	—	18,289	—	18,289
Other securities	444	—	443	—	443

Total securities held to maturity	18,194	—	18,732	—	18,732
Loans to banking clients – net:
Residential real estate mortgages	6,471	—	6,687	—	6,687
Home equity lines of credit	3,267	—	3,295	—	3,295
Personal loans secured by securities	963	—	963	—	963
Other	25	—	24	—	24

Total loans to banking clients – net	10,726	—	10,969	—	10,969
Other assets	64	—	64	—	64

Total	$77,667	$—	$78,448	$—	$78,448

Liabilities:
Deposits from banking clients	$79,377	$—	$79,377	$—	$79,377
Payables to brokers, dealers, and clearing organizations	1,068	—	1,068	—	1,068
Payables to brokerage clients	40,330	—	40,330	—	40,330
Accrued expenses and other liabilities	353	—	353	—	353
Long-term debt	1,632	—	1,782	—	1,782

Total	$122,760	$—	$122,910	$—	$122,910

The table below presents the Company’s fair value estimates for financial instruments not recorded at fair value at December 31, 2011. The table excludes short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value.

	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$15,108	$15,539
Loans to banking clients – net	$9,812	$9,671
Loans held for sale	$70	$73
Financial Liabilities:
Long-term debt	$2,001	$2,159

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.	Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at December 31, 2012 and 2011. There were no shares of preferred stock issued and outstanding at December 31, 2011. The Company’s preferred stock issued and outstanding as of December 31, 2012, are as follows:

	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value
Series A	400	$1,000	$400	$394
Series B	485	$1,000	485	471

Total Preferred Stock	885		$885	$865

In January 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A (Series A Preferred Stock). Net proceeds received from the sale were $394 million. The Series A Preferred Stock has no stated maturity and has a fixed dividend rate of 7.000% until February 2022 and a floating rate equal to three-month LIBOR plus 4.820% thereafter. During the fixed rate period, dividends, if declared, will be payable semi-annually in arrears. During the floating rate period, dividends, if declared, will be payable quarterly in arrears. Dividends are not cumulative. Under the terms of the Series A Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series A Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A Preferred Stock for the immediately preceding dividend period. The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after February 1, 2022 or, in whole but not in part, within 90 days following a regulatory capital treatment event as defined in its Certificate of Designations.

In June 2012, the Company issued and sold 19,400,000 depositary shares, each representing a 1/40th ownership interest in a share of 6.00% non-cumulative perpetual preferred stock, Series B, equivalent to $25 per depositary share (Series B Preferred Stock). Net proceeds received from the sale were $469 million. The Series B Preferred Stock has no stated maturity and has a fixed dividend rate of 6.00%. Dividends, if declared, will be payable quarterly in arrears. Dividends are not cumulative. Under the terms of the Series B Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series B Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series B Preferred Stock for the immediately preceding dividend period. The Series B Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after September 1, 2017 or, in whole but not in part, within 90 days following a regulatory capital treatment event as defined in its Certificate of Designations.

Common Stock

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

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2012			2011			2010
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Change in net unrealized gain on
Securities available for sale:
Net unrealized gain	$470	$(177)	$293	$(43)	$16	$(27)	$300	$(115)	$185
Reclassification of impairment charges included in earnings	32	(12)	20	31	(12)	19	36	(14)	22
Other reclassifications included in earnings	(38)	14	(24)	1	—	1	1	—	1

Change in net unrealized gain on securities available for sale	464	(175)	289	(11)	4	(7)	337	(129)	208

Other	1	—	1	(1)	—	(1)	(1)	—	(1)

Other comprehensive (loss) income	$465	$(175)	$290	$(12)	$4	$(8)	$336	$(129)	$207

Accumulated other comprehensive income (loss) balances are as follows:

	Net unrealized gain on securities available for sale	Other	Total accumulated other comprehensive income
Balance at December 31, 2009	$(191)	$—	$(191)
Other net changes	208	(1)	207

Balance at December 31, 2010	$17	$(1)	$16
Other net changes	(7)	(1)	(8)

Balance at December 31, 2011	$10	$(2)	$8
Other net changes	289	1	290

Balance at December 31, 2012	$299	$(1)	$298

20.	Employee Incentive, Retirement, and Deferred Compensation Plans

The Company’s stock incentive plans provide for granting options, restricted stock units, and restricted stock awards to employees, officers, and directors. In addition, the Company offers retirement and employee stock purchase plans to eligible employees and sponsors deferred compensation plans for eligible officers and non-employee directors.

A summary of the Company’s stock-based compensation and related income tax benefit is as follows:

Year Ended December 31,	2012	2011	2010
Stock option expense	$57	$61	$53
Restricted stock unit expense	40	23	10
Restricted stock award expense	5	12	21
Employee stock purchase plan expense	3	3	3

Total stock-based compensation expense	$105	$99	$87

Income tax benefit on stock-based compensation	$(39)	$(37)	$(33)

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2012, the Company was authorized to grant up to 45 million common shares under its existing stock incentive plans. Additionally, at December 31, 2012, the Company had 43 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2012, there was $191 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock options, restricted stock awards, and restricted stock units, which is expected to be recognized through 2016 with a remaining weighted-average service period of 2.8 years.

Stock Option Plan

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

The Company’s stock option activity is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	58	$16.20
Granted	11	$13.51
Exercised	(4)	$10.81
Forfeited	(2)	$13.99
Expired	(6)	$16.80

Outstanding at December 31, 2012	57	$16.04	6.70	$39

Vested and expected to vest at December 31, 2012	54	$16.16	6.59	$36

Vested and exercisable at December 31, 2012	31	$17.73	5.11	$13

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2012	2011	2010
Weighted-average fair value of options granted per share	$4.07	$4.16	$5.36
Cash received from options exercised	$35	$96	$35
Tax benefit realized on options exercised	$1	$7	$5
Aggregate intrinsic value of options exercised	$9	$38	$17

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Management uses a binomial option pricing model to estimate the fair value of options granted. The binomial model takes into account the contractual term of the stock option, expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term similar to the contractual term of the option. Management uses historical option exercise data, which includes employee termination data to estimate the probability of future option exercises. Management uses the Black-Scholes model to solve for the expected life of options valued with the binomial model presented below. The assumptions used to value the Company’s options granted during the years presented and their expected lives were as follows:

Year Ended December 31,	2012	2011	2010
Weighted-average expected dividend yield	.99%	.85%	.71%
Weighted-average expected volatility	31%	36%	35%
Weighted-average risk-free interest rate	1.8%	2.1%	2.8%
Expected life (in years)	3.0 – 6.7	0.0 – 6.3	3.0 – 5.9

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a three- to five-year period, while some vest based upon the Company achieving certain financial or other measures. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2012, 2011, and 2010 was $30 million, $13 million, and $6 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2011	8	$13.23
Granted	6	$13.60
Vested	(2)	$13.55
Forfeited	(1)	$13.29

Outstanding at December 31, 2012	11	$13.34

Retirement Plan

Upon completing three months of consecutive service, employees of the Company can participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total contribution expense was $59 million, $53 million, and $50 million in 2012, 2011, and 2010, respectively.

Deferred Compensation Plans

The Company’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation liability was $127 million and $128 million at December 31, 2012 and 2011, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

21.	Class Action Litigation and Regulatory Reserve and Money Market Mutual Fund Charges

As disclosed previously, the Company recorded total charges in 2010 of $320 million for settlements to resolve class action litigation and regulatory matters relating to the Schwab YieldPlus Fund®.

In 2010, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million.

22.	Taxes on Income

The components of income tax expense are as follows:

Year Ended December 31,	2012	2011	2010
Current:
Federal	$489	$424	$326
State	28	52	50

Total current	517	476	376

Deferred:
Federal	5	44	(43)
State	—	8	(8)

Total deferred	5	52	(51)

Taxes on income	$522	$528	$325

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2012	2011
Deferred tax assets:
Employee compensation, severance, and benefits	$189	$173
Reserves and allowances	37	40
Facilities lease commitments	35	37
Net operating loss carryforwards	6	5
State and local taxes	—	8
Other	—	5

Total deferred tax assets	267	268
Valuation allowance	(3)	(1)

Deferred tax assets – net of valuation allowance	264	267

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(179)	(5)
Depreciation and amortization	(166)	(162)
Capitalized internal-use software development costs	(50)	(42)
Deferred loan costs	(15)	(20)
Deferred cancellation of debt income	(11)	(11)
Deferred Senior Note exchange	(6)	—
Other	(7)	—

Total deferred tax liabilities	(434)	(240)

Deferred tax (liability) asset – net (1)	$(170)	$27

(1)	Amounts are included in accrued expenses and other liabilities and other assets at December 31, 2012 and 2011, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit (1)	1.2	2.5	3.3
Non-deductible penalties (2)	—	—	2.7
Other	(0.2)	0.4	0.7

Effective income tax rate	36.0%	37.9%	41.7%

(1)	Includes the impact of a non-recurring state tax benefit of $20 million recorded in the third quarter of 2012.
(2)	Includes the impact of regulatory settlements relating to the Schwab YieldPlus Fund in 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2012	2011
Balance at beginning of year	$13	$11
Additions for tax positions related to the current year	1	1
Additions for tax positions related to prior years	1	2
Reductions due to lapse of statute of limitations	(2)	(1)
Reductions for settlements with tax authorities	(1)	—

Balance at end of year	$12	$13

Resolving the above uncertain tax matters as of December 31, 2012, in the Company’s favor would reduce taxes on income by $8 million, net of the federal tax benefit.

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

Year Ended December 31,	2012	2011	2010
Net income	$928	$864	$454
Preferred stock dividends	(45)	—	—

Net income available to common stockholders	$883	$864	$454

Weighted-average common shares outstanding — basic	1,274	1,227	1,191
Common stock equivalent shares related to stock incentive plans	1	2	3

Weighted-average common shares outstanding — diluted (1)	1,275	1,229	1,194

Basic EPS	$.69	$.70	$.38
Diluted EPS	$.69	$.70	$.38

(1)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 74 million, 63 million, and 52 million shares in 2012, 2011, and 2010, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

24.	Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the OCC). CSC is currently not subject to specific statutory capital requirements, however CSC is required to serve as a source of strength for Schwab Bank. Under the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” CSC will be subject to new minimum leverage and minimum risk-based capital ratio requirements that will be set by the Federal Reserve that are at least as stringent as the current requirements generally applicable to insured depository institutions.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At December 31, 2012, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,707	20.0%	$1,139	4.0%	$1,709	6.0%
Total Risk-Based Capital	$5,760	20.2%	$2,279	8.0%	$2,848	10.0%
Tier 1 Leverage	$5,707	6.7%	$3,412	4.0%	$4,266	5.0%
Tangible Equity	$5,707	6.7%	$1,706	2.0%	N/A

December 31, 2011
Tier 1 Risk-Based Capital	$4,984	23.4%	$850	4.0%	$1,276	6.0%
Total Risk-Based Capital	$5,036	23.7%	$1,701	8.0%	$2,126	10.0%
Tier 1 Leverage	$4,984	7.5%	$2,642	4.0%	$3,302	5.0%
Tangible Equity	$4,984	7.5%	$1,321	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2012 and 2011, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since December 31, 2012, that management believes have changed Schwab Bank’s capital category.

The Federal Reserve requires Schwab Bank to maintain reserve balances at the Federal Reserve Bank based on certain deposit levels. Schwab Bank’s average reserve requirement was $1.1 billion in both 2012 and 2011.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at December 31, 2012, are as follows:

	Net Capital	% of Aggregate Debit Balances	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Net Capital	Net Capital in Excess of 5% of Aggregate Debit Balances
Schwab	$1,365	9%	$0.250	$297	$1,068	$623
optionsXpress, Inc.	$87	40%	$1	$5	$82	$76

Schwab and optionsXpress, Inc. are also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and/or other applicable regulations, which require them to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab and optionsXpress, Inc. had portions of their cash and investments segregated for the exclusive benefit of clients at December 31, 2012. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2012 for Schwab and optionsXpress, Inc. totaled $29.2 billion. On January 3, 2013, Schwab and optionsXpress, Inc. deposited a net amount of $1.2 billion of cash into their segregated reserve bank accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2011 for Schwab and optionsXpress, Inc. totaled $26.3 billion. On January 4, 2012, Schwab and optionsXpress, Inc. deposited a net amount of $1.1 billion of cash into their segregated reserve bank accounts.

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services			Institutional Services			Unallocated			Total
Year Ended December 31,	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net Revenues
Asset management and administration fees	$1,109	$1,053	$976	$934	$875	$846	$—	$—	$—	$2,043	$1,928	$1,822
Net interest revenue	1,479	1,468	1,297	285	257	227	—	—	—	1,764	1,725	1,524
Trading revenue	574	625	557	293	302	273	1	—	—	868	927	830
Other – net (1)	108	85	70	77	75	65	71	—	—	256	160	135
Provision for loan losses	(14)	(15)	(23)	(2)	(3)	(4)	—	—	—	(16)	(18)	(27)
Net impairment losses on securities	(28)	(27)	(32)	(4)	(4)	(4)	—	—	—	(32)	(31)	(36)

Total net revenues	3,228	3,189	2,845	1,583	1,502	1,403	72	—	—	4,883	4,691	4,248

Expenses Excluding Interest (2)	2,363	2,261	2,065	1,069	1,039	960	1	(1)	444	3,433	3,299	3,469

Income before taxes on income	$865	$928	$780	$514	$463	$443	$71	$1	$(444)	$1,450	$1,392	$779

Taxes on income										522	528	325

Net Income										$928	$864	$454

Capital expenditures	$91	$120	$91	$47	$70	$36	$—	$—	$—	$138	$190	$127
Depreciation and amortization	$148	$108	$93	$48	$47	$52	$—	$—	$1	$196	$155	$146

(1)	Unallocated amount includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in 2012.
(2)	Unallocated amount primarily includes class action litigation and regulatory reserves of $320 million and money market mutual fund charges of $132 million in 2010.

Fees received from Schwab’s proprietary mutual funds represented 10% of the Company’s net revenues in both 2012 and 2011, and 14% in 2010. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s net revenues in 2012, 2011, or 2010. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was 23% at December 31, 2012, 2011, and 2010.

In the first quarter of 2013, the Company realigned its reportable segments as a result of recent organizational changes. The Institutional segment will be renamed to Advisor Services. The Retirement Plan Services, Corporate Brokerage Retirement Products (formerly part of Retirement Business Services), and Corporate Brokerage Services business units will be reallocated to the Investor Services segment. The Company will recast the segment information based on this realignment in the first quarter of 2013.

26.	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2012, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.	The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2012	2011	2010
Interest revenue	$6	$4	$3
Interest expense	(97)	(103)	(86)

Net interest revenue	(91)	(99)	(83)
Other revenues – net	(30)	8	6
Expenses excluding interest	(23)	(30)	(18)

Loss before income tax benefit and equity in net income of subsidiaries	(144)	(121)	(95)
Income tax benefit	58	43	36

Loss before equity in net income of subsidiaries	(86)	(78)	(59)
Equity in net income of subsidiaries:
Equity in undistributed net income of subsidiaries	662	600	478
Dividends from bank subsidiary	50	150	—
Dividends from non-bank subsidiaries	302	192	35

Net Income	928	864	454

Preferred stock dividends	45	—	—

Net Income Available to Common Stockholders	$883	$864	$454

Condensed Balance Sheets

December 31,	2012	2011
Assets
Cash and cash equivalents	$1,339	$852
Receivables from subsidiaries	80	57
Other securities owned – at fair value	74	77
Loans to non-bank subsidiaries	404	363
Investment in non-bank subsidiaries	3,615	3,363
Investment in bank subsidiary	6,022	5,009
Other assets	88	68

Total assets	$11,622	$9,789

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$482	$158
Payables to subsidiaries	14	16
Long-term debt	1,537	1,901

Total liabilities	2,033	2,075

Stockholders’ equity	9,589	7,714

Total liabilities and stockholders’ equity	$11,622	$9,789

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2012	2011	2010
Cash Flows from Operating Activities
Net income	$928	$864	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(662)	(591)	(478)
Provision for deferred income taxes	9	3	3
Other	39	1	(3)
Net change in:
Receivables from brokers, dealers, and clearing organizations	—	—	11
Other securities owned	3	6	422
Other assets	(21)	26	40
Accrued expenses and other liabilities	(5)	(76)	(2)

Net cash provided by operating activities	291	233	447

Cash Flows from Investing Activities
Due from subsidiaries – net	43	24	63
Increase in investments in subsidiaries	(307)	(366)	(1,025)
Other investing activities	—	8	4

Net cash used for investing activities	(264)	(334)	(958)

Cash Flows from Financing Activities
Issuance of commercial paper	300	—	—
Issuance of long-term debt	350	—	701
Repayment of long-term debt	(727)	—	(200)
Premium paid on debt exchange	(19)	—	—
Net proceeds from preferred stock offering	863	—	—
Net proceeds from common stock offering	—	—	543
Dividends paid	(337)	(295)	(288)
Proceeds from stock options exercised and other	35	96	35
Other financing activities	(5)	3	(6)

Net cash provided by (used for) financing activities	460	(196)	785

Increase (Decrease) in Cash and Cash Equivalents	487	(297)	274
Cash and Cash Equivalents at Beginning of Year	852	1,149	875

Cash and Cash Equivalents at End of Year	$1,339	$852	$1,149

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

28.	Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2012:
Net Revenues	$1,215	$1,196	$1,283	$1,189
Expenses Excluding Interest	$871	$835	$851	$876
Net Income	$211	$247	$275	$195
Net Income Available to Common Stockholders	$189	$238	$261	$195
Weighted Average Common Shares Outstanding – Diluted	1,278	1,275	1,274	1,273
Basic Earnings Per Common Share	$.15	$.19	$.20	$.15
Diluted Earnings Per Common Share	$.15	$.19	$.20	$.15
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$14.47	$14.43	$14.76	$15.38
Low	$12.50	$12.14	$11.83	$11.61
Range of Price/Earnings Ratio (1):
High	21	22	22	23
Low	18	18	18	18

Year Ended December 31, 2011:
Net Revenues	$1,113	$1,181	$1,190	$1,207
Expenses Excluding Interest	$861	$821	$804	$813
Net Income	$163	$220	$238	$243
Net Income Available to Common Stockholders	$163	$220	$238	$243
Weighted Average Common Shares Outstanding – Diluted	1,271	1,229	1,210	1,207
Basic Earnings Per Common Share	$.13	$.18	$.20	$.20
Diluted Earnings Per Common Share	$.13	$.18	$.20	$.20
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$13.41	$16.72	$18.72	$19.45
Low	$10.75	$11.03	$15.78	$17.16
Range of Price/Earnings Ratio (1):
High	19	25	31	34
Low	15	16	26	30

(1)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per common share for the preceding 12-month period ending on the last day of the quarter presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Charles Schwab Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 21, 2013

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

The Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2013 (the Proxy Statement) under “Members of the Board of Directors,” “Corporate Governance Information,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at http://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2012.

Executive Officers of the Registrant

Name	Age	Title

Charles R. Schwab	75	Chairman of the Board

Walter W. Bettinger II	52	President and Chief Executive Officer

Jay L. Allen	56	Executive Vice President – Human Resources and Employee Services

Bernard J. Clark	55	Executive Vice President – Advisor Services

John S. Clendening	50	Executive Vice President – Investor Services

Carrie E. Dwyer	62	Executive Vice President, General Counsel and Corporate Secretary

George A. (Andy) Gill	50	Executive Vice President – Investor Services

Joseph R. Martinetto	51	Executive Vice President and Chief Financial Officer

James D. McCool	54	Executive Vice President – Client Solutions

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

Mr. Clark has been Executive Vice President – Advisor Services of CSC since December 2012. Mr. Clark has served as Executive Vice President – Advisor Services of Schwab since 2010. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of Schwab. During 2005 and 2006, he served as Senior Vice President – Client Service of Schwab. Mr. Clark joined Schwab in 1998.

THE CHARLES SCHWAB CORPORATION

Mr. Clendening has been Executive Vice President and co-leader – Investor Services of Schwab since March 2012. Mr. Clendening served as Executive Vice President – Shared Strategic Services of CSC and Schwab from 2009 to 2012. He served as Executive Vice President – Solution Services of CSC and Schwab from 2008 to 2009 and as Executive Vice President – Client Experience, Schwab Investor Services of CSC in 2007 and of Schwab from 2006 to 2008. Mr. Clendening served as Executive Vice President and President – Individual Investor Enterprise Marketing of Schwab from 2005 to 2007. He joined Schwab in 2004 as Senior Vice President – Individual Investor Enterprise Marketing.

Ms. Dwyer has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President – Corporate Oversight of Schwab since 1996. Ms. Dwyer joined Schwab in 1996.

Mr. Gill has been Executive Vice President and co-leader – Investor Services of CSC since March 2012. He has served as Executive Vice President – Investor Services of Schwab since 2011. Mr. Gill served as Senior Vice President – Fixed Income of Schwab from 2009 until 2011 and as Senior Vice President – Investor Services of Schwab from 2006 until 2009. Mr. Gill joined Schwab in 2001.

Mr. Martinetto has been Executive Vice President and Chief Financial Officer of CSC and Schwab since 2007. He has served as Chief Executive Officer of Charles Schwab Bank since December 2012. Mr. Martinetto served as Senior Vice President and Treasurer of CSC and Schwab from 2003 to 2007 and Senior Vice President – Individual Investor Finance of Schwab from 2002 to 2003. Mr. Martinetto joined Schwab in 1997.

Mr. McCool has been Executive Vice President – Clients Solutions of CSC and Schwab since December 2012. He served as Executive Vice President – Institutional Services of CSC and Schwab from 2008 until December 2012. Mr. McCool served as Executive Vice President – Schwab Corporate and Retirement Services of CSC from 2007 until 2008 and of Schwab from 2006 until 2008. Mr. McCool served as Senior Vice President – Corporate Services of Schwab from 2004 until 2006. Mr. McCool also served as President and Chief Executive Officer of The Charles Schwab Trust Company (CSTC) from 2005 until 2007. Mr. McCool served as Senior Vice President – Plan Administrative Services of CSTC from 2004 until 2005, Chief Operating Officer of CSTC from 2003 until 2004, and Vice President – Development and Business Technology of CSTC from 2002 until 2003. Mr. McCool joined Schwab in 1995.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2012 Summary Compensation Table,” “Executive Compensation Tables – 2012 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2012 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2012,” “Executive Compensation Tables – 2012 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2012 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance under Equity Compensation Plans.”

THE CHARLES SCHWAB CORPORATION

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

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b)	Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

1.1	Underwriting Agreement, dated December 3, 2012, among the Company and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the several underwriters named therein, filed as Exhibit 1.1 to the Registrant’s Form 8-K dated December 3, 2012, and incorporated herein by reference.

2.1	Agreement and Plan of Merger, dated March 18, 2011, by and among The Charles Schwab Corporation, Neon Acquisition Corp. and optionsXpress Holdings, Inc., filed as Exhibit 2.1 to the Registrant’s Form 8-K dated March 18, 2011, and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

3.14	Fourth Restated Bylaws, as amended on January 27, 2010, of the Registrant, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated January 27, 2010, and incorporated herein by reference.

3.15	Certificate of Designations of Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of The Charles Schwab Corporation filed as Exhibit 3.15 to the Registrant’s Form 8-K dated January 24, 2012, and incorporated herein by reference.

3.16	Certificate of Designations of 6.00% Non-Cumulative Perpetual Preferred Stock, Series B, of the Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated May 31, 2012, and incorporated herein by reference.

4.1	Deposit Agreement, dated June 6, 2012, between the Company and Wells Fargo Bank, N.A., as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated May 31, 2012, and incorporated herein by reference.

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

4.28	Exchange and Registration Rights Agreement, dated August 27, 2012, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. and Wells Fargo Securities, LLC, filed as Exhibit 4.28 to the Registrant’s Form 8-K dated August 27, 2012, and incorporated herein by reference.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc., filed as the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.	(2)

10.288	Stock Purchase Agreement by and between the Registrant and Bank of America Corporation, dated as of November 19, 2006, and incorporated herein by reference.

10.290	Summary of Non-Employee Director Compensation, filed as Exhibit 10.290 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.295 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.	(2)

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007, filed as Exhibit 10.298 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.	(2)

10.300	The Charles Schwab Corporation Employee Stock Incentive Plan, as amended and restated as of December 12, 2007.	(2)

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007.	(2)

10.307	Form of Notice and Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan.	(2)

10.309	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.	(2)

10.316	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under the Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.316 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference.	(2)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.317 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference.	(2)

10.318	Form of Notice and Performance-Based Restricted Stock Agreement under the Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.318 to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.	(2)

10.321	The Charles Schwab Corporation Long Term Incentive Plan, as amended and restated as of October 23, 2008, filed as Exhibit 10.321 to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.	(2)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.322 to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.	(2)

10.323	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.323 to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.	(2)

10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010, filed as Exhibit 10.331 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.	(2)

10.339	Credit Agreement (364 – Day Commitment) dated as of June 10, 2011, between the Registrant and financial institutions listed therein, filed as Exhibit 10.339 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

10.340	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective January 1, 2012, filed as Exhibit 10.340 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.341	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.341 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.342	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.342 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.343	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.343 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.344	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.344 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.345	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.345 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.346	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.346 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.347	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, filed as Exhibit 10.347 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.348	Separation Agreement, General Release and Waiver of Claims by and between Mr. Brigeman and the Company, filed as Exhibit 10.348 to the Registrant’s Form 8-K dated March 7, 2012, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012 (supersedes Exhibit 10.340), filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.	(2)

10.350	Credit Agreement (364 – Day Commitment) dated as of June 8, 2012, between the Registrant and financial institutions listed therein (supersedes Exhibit 10.339), filed as Exhibit 10.350 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.351	Summary of Non-Employee Director Compensation (supersedes Exhibit 10.290).	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.352	Form of Performance-Based Cash Long-Term Incentive Award Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.352 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.353	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.343), filed as Exhibit 10.353 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.354	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.345), filed as Exhibit 10.354 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.355	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.346), filed as Exhibit 10.355 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.356	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.342), filed as Exhibit 10.356 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.357	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.344), filed as Exhibit 10.357 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.358	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.347), filed as Exhibit 10.358 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.359	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.341), filed as Exhibit 10.359 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)	Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2012, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2013.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 21, 2013.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II Walter W. Bettinger II, President and Chief Executive Officer	/s/ Joseph R. Martinetto Joseph R. Martinetto, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab Charles R. Schwab, Chairman of the Board	/s/ Nancy H. Bechtle Nancy H. Bechtle, Director

/s/ C. Preston Butcher C. Preston Butcher, Director	/s/ Stephen A. Ellis Stephen A. Ellis, Director

/s/ Mark A. Goldfarb Mark A. Goldfarb, Director	/s/ Frank C. Herringer Frank C. Herringer, Director

/s/ Stephen T. McLin Stephen T. McLin, Director	/s/ Arun Sarin Arun Sarin, Director

/s/ Paula A. Sneed Paula A. Sneed, Director	/s/ Roger O. Walther Roger O. Walther, Director

/s/ Robert N. Wilson Robert N. Wilson, Director

THE CHARLES SCHWAB CORPORATION

Index to Financial Statement Schedule

Page
Schedule II - Valuation and Qualifying Accounts	F-2

Supplemental Financial Data for Charles Schwab Bank (Unaudited)	F-3 – F-9

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in “Item 8 – Financial Statements and Supplementary Data.”

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(In millions)

	Balance at Beginning of Year	Additions			Balance at End of Year
Description		Charged to Expense	Other (1)	Written off
For the year ended December 31, 2012:
Allowance for doubtful accounts of brokerage clients (2)	$2	$4	$—	$(5)	$1

For the year ended December 31, 2011:
Allowance for doubtful accounts of brokerage clients (2)	$1	$6	$3	$(8)	$2

For the year ended December 31, 2010:
Allowance for doubtful accounts of brokerage clients (2)	$2	$3	$—	$(4)	$1

(1)	Includes collections of previously written-off accounts.

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

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Cash and cash equivalents (1)	$5,575	$15	0.27%	$4,142	$11	0.27%	$5,890	$16	0.27%
Securities available for sale (2)	39,739	583	1.47%	27,477	456	1.66%	24,209	486	2.01%
Securities held to maturity	15,371	397	2.58%	16,050	492	3.07%	10,440	361	3.46%
Loans to banking clients (3)	10,050	309	3.07%	9,468	310	3.27%	7,983	275	3.44%
Loans held for sale	18	1	4.12%	65	3	4.62%	80	4	5.00%
Other interest-earning assets	54	1	1.85%	50	1	2.00%	51	1	1.96%

Total interest-earning assets	70,807	1,306	1.84%	57,252	1,273	2.22%	48,653	1,143	2.35%

Net unrealized gain (loss) on securities available for sale	275			64			(109)
Noninterest-earning assets	566			212			297

Total Assets	$71,648			$57,528			$48,841

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$65,546	42	0.06%	$52,701	62	0.12%	$44,858	105	0.23%

Total sources on which interest is paid	65,546	42	0.06%	52,701	62	0.12%	44,858	105	0.23%

Noninterest-bearing liabilities	577			345			299
Stockholder’s equity	5,525			4,482			3,684

Total Liabilities and Stockholder’s Equity	$71,648			$57,528			$48,841

Net interest revenue		$1,264			$1,211			$1,038

Net yield on interest-earning assets			1.79%			2.12%			2.13%

(1)	Includes deposits with banks, short-term investments, and federal funds sold.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2012 Compared to 2011 Increase (Decrease) Due to Change in:			2011 Compared to 2010 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$4	$—	$4	$(4)	$(1)	$(5)
Securities available for sale (2)	203	(76)	127	65	(95)	(30)
Securities held to maturity	(21)	(74)	(95)	194	(63)	131
Loans to banking clients (3)	19	(20)	(1)	51	(16)	35
Loans held for sale	(2)	—	(2)	(1)	—	(1)

Total interest-earning assets	$203	$(170)	$33	$305	$(175)	$130

Interest-bearing sources of funds:
Interest-bearing banking deposits	$15	$(35)	$(20)	$18	$(61)	$(43)

Total sources on which interest is paid	$15	$(35)	$(20)	$18	$(61)	$(43)

Change in net interest revenue	$188	$(135)	$53	$287	$(114)	$173

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Includes deposits with banks and short-term investments.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$—	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	—	—	574
Other securities	273	16	—	289

Total securities available for sale	$45,639	$551	$73	$46,117

Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	—	1	443

Total securities held to maturity	$18,194	$558	$20	$18,732

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,666	$269	$14	$20,921
Asset-backed securities	2,638	4	7	2,635
Corporate debt securities	3,592	5	26	3,571
Certificates of deposit	3,623	2	3	3,622
U.S. agency notes	1,795	5	—	1,800
Non-agency residential mortgage-backed securities	1,130	—	223	907
Commercial paper	225	—	—	225
Other securities	273	3	—	276

Total securities available for sale	$33,942	$288	$273	$33,957

Securities held to maturity:
U.S. agency mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	—	341

Total securities held to maturity	$15,108	$433	$2	$15,539

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$12,879	$222	$3	$13,098
Asset-backed securities	2,495	9	2	2,502
Corporate debt securities	2,261	8	1	2,268
Certificates of deposit	1,874	1	—	1,875
U.S. agency notes	2,757	23	—	2,780
Non-agency residential mortgage-backed securities	1,701	3	234	1,470

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency mortgage-backed securities	$16,722	$209	$137	$16,794
Other securities	1,040	14	—	1,054

Total securities held to maturity	$17,762	$223	$137	$17,848

The maturities and related weighted-average yields of securities available for sale and securities held to maturity at December 31, 2012, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$—	$40	$4,050	$16,386	$20,476
Asset-backed securities	—	438	785	6,941	8,164
Corporate debt securities	1,149	4,883	224	—	6,256
Certificates of deposit	4,557	1,604	—	—	6,161
U.S. agency notes	—	1,300	2,164	—	3,464
Non-agency residential mortgage-backed securities (1)	—	—	7	726	733
Commercial paper	574	—	—	—	574
Other securities	—	—	—	289	289

Total fair value	$6,280	$8,265	$7,230	$24,342	$46,117
Total amortized cost	$6,268	$8,201	$7,062	$24,108	$45,639

Weighted-average yield (2)	0.85%	1.17%	1.31%	1.25%	1.19%

Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$—	$—	$9,956	$8,333	$18,289
Other securities	—	100	292	51	443

Total fair value	$—	$100	$10,248	$8,384	$18,732
Total amortized cost	$—	$100	$9,911	$8,183	$18,194

Weighted-average yield (2)	—	3.00%	2.36%	2.19%	2.29%

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2012.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

4.	Cross-border Holdings

The tables below set forth the amount of Schwab Bank’s cross-border holdings, based on carrying value, as of December 31, 2012 and 2011. Such holdings, by country, that exceed 1% of total assets are disclosed separately, and such holdings, by country, that are between 0.75% and 1% of total assets are listed in the aggregate. Cross-border holdings are comprised of cash equivalents, securities available for sale, and securities held to maturity.

December 31, 2012	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
Australia	$2,300	$—	$2,300	2.7%
United Kingdom	1,556	351	1,907	2.2%
Canada	1,732	—	1,732	2.0%
Sweden	1,302	—	1,302	1.5%
Switzerland	902	—	902	1.1%
Japan	800	—	800	0.9%

Total	$8,592	$351	$8,943

December 31, 2011			Banks and other financial institutions	Exposure as a % of total assets
Country:
United Kingdom			$1,450	2.2%
Canada			1,098	1.7%
Sweden			712	1.1%
Switzerland, France and Australia			1,849	2.8%

Total			$5,109

As of December 31, 2010, cross-border holdings in the United Kingdom were $1.5 billion (2.7% of total assets).

5.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2012	2011	2010	2009	2008
Residential real estate mortgages	$6,507	$5,596	$4,695	$3,710	$3,195
Home equity lines of credit	3,287	3,509	3,500	3,304	2,662
Personal loans secured by securities	963	742	562	366	187
Other	22	16	16	11	18

Total loans to banking clients	$10,779	$9,863	$8,773	$7,391	$6,062

An analysis of nonaccrual loans is as follows:

December 31,	2012	2011	2010	2009	2008
Nonaccrual loans	$48	$52	$51	$34	$8
Average nonaccrual loans	$48	$51	$40	$17	$6

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

Changes in the allowance for loan losses were as follows:

December 31,	2012	2011	2010	2009	2008
Balance at beginning of year	$54	$53	$45	$20	$7
Charge-offs	(16)	(19)	(20)	(13)	(4)
Recoveries	2	2	1	—	—
Provision for loan losses	16	18	27	38	17

Balance at end of year	$56	$54	$53	$45	$20

The maturities of the loan portfolio at December 31, 2012, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years	Total
Residential real estate mortgages (1)	$—	$—	$6,507	$6,507
Home equity lines of credit (2)	150	1,045	2,092	3,287
Personal loans secured by securities	150	813	—	963
Other	11	—	11	22

Total	$311	$1,858	$8,610	$10,779

(1)	Maturities are based upon the contractual terms of the loans.

(2)	Maturities are based on an initial draw period of 10 years.

The interest sensitivity of loans with contractual maturities in excess of one year at December 31, 2012, is as follows:

After 1 year
Loans with predetermined interest rates	$520
Loans with floating or adjustable interest rates	9,948

Total	$10,468

6.	Summary of Loan Loss on Banking Loans Experience

December 31,	2012	2011	2010	2009	2008
Average loans	$10,050	$9,468	$7,983	$6,668	$4,831
Allowance to year end loans	.52%	.55%	.60%	.61%	.33%
Allowance to nonperforming loans	117%	104%	104%	132%	235%
Nonperforming assets to average loans and real estate owned	.54%	.59%	.68%	.51%	.18%

7.	Deposits from Banking Clients

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Certificates of deposit of $100,000 or more	$1	1.46%	$—	—	$—	—
Money market and other savings deposits	54,318	0.05%	42,342	0.09%	35,794	0.18%
Interest-bearing demand deposits	11,227	0.13%	10,359	0.22%	9,064	0.45%

Total deposits	$65,546		$52,701		$44,858

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

At December 31, 2012, Schwab Bank had two certificates of deposit of $100,000 or more, in the amount of $709,914, with a contractual maturity of over twelve months.

8.	Ratios

December 31,	2012	2011	2010
Return on average stockholder’s equity	11.82%	13.99%	14.22%
Return on average total assets	0.91%	1.10%	1.07%
Average stockholder’s equity as a percentage of average total assets	7.71%	7.83%	7.54%