Form 10-Q
period 2013-03-31
SCHWAB CHARLES CORP
filed 2013-05-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

1,279,979,406 shares of $.01 par value Common Stock

Outstanding on April 23, 2013

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2013

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Revenues
Asset management and administration fees	$552	$484

Interest revenue	497	472
Interest expense	(28)	(38)

Net interest revenue	469	434

Trading revenue	223	243
Other	56	46
Provision for loan losses	(6)	—
Net impairment losses on securities (1)	(4)	(18)

Total net revenues	1,290	1,189

Expenses Excluding Interest
Compensation and benefits	536	465
Professional services	99	96
Occupancy and equipment	77	76
Advertising and market development	74	67
Communications	54	58
Depreciation and amortization	51	48
Other	68	66

Total expenses excluding interest	959	876

Income before taxes on income	331	313
Taxes on income	125	118

Net Income	206	195

Preferred stock dividends	8	—

Net Income Available to Common Stockholders	$198	$195

Weighted-Average Common Shares Outstanding — Diluted	1,282	1,273

Earnings Per Common Share — Basic	$.15	$.15
Earnings Per Common Share — Diluted	$.15	$.15

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $0 million and $2 million, net of $(4) million and $(16) million reclassified from other comprehensive income, for the three months ended March 31, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income	$206	$195
Other comprehensive income, before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized (loss) gain	(3)	89
Reclassification of impairment charges included in net impairment losses on securities	4	18
Other	1	—

Other comprehensive income, before tax	2	107

Income tax effect	—	39

Other comprehensive income, net of tax	2	68

Comprehensive Income	$208	$263

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except per share and share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$6,931	$12,663
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $18,387 at March 31, 2013 and $19,325 at December 31, 2012)	26,897	28,469
Receivables from brokers, dealers, and clearing organizations	467	333
Receivables from brokerage clients — net	12,454	13,458
Other securities owned — at fair value	545	636
Securities available for sale	48,809	46,123
Securities held to maturity (fair value — $23,316 at March 31, 2013 and $18,732 at December 31, 2012)	22,920	18,194
Loans to banking clients — net	11,300	10,726
Equipment, office facilities, and property — net	681	675
Goodwill	1,231	1,228
Intangible assets — net	302	319
Other assets	787	813

Total assets	$133,324	$133,637

Liabilities and Stockholders’ Equity
Deposits from banking clients	$82,424	$79,377
Payables to brokers, dealers, and clearing organizations	1,152	1,068
Payables to brokerage clients	36,888	40,330
Accrued expenses and other liabilities	1,453	1,641
Long-term debt	1,631	1,632

Total liabilities	123,548	124,048

Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregated liquidation preference of $885 at both March 31, 2013 and December 31, 2012	866	865
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	3,911	3,881
Retained earnings	8,674	8,554
Treasury stock, at cost — 207,704,836 shares at March 31, 2013 and 210,014,305 shares at December 31, 2012	(3,990)	(4,024)
Accumulated other comprehensive income	300	298

Total stockholders’ equity	9,776	9,589

Total liabilities and stockholders’ equity	$133,324	$133,637

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statement of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$206	$195
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	6	—
Net impairment losses on securities	4	18
Stock-based compensation	37	25
Depreciation and amortization	51	48
Premium amortization, net, on securities available for sale and securities held to maturity	44	52
Other	7	—
Originations of loans held for sale	—	(335)
Proceeds from sales of loans held for sale	—	354
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	1,572	(871)
Receivables from brokers, dealers, and clearing organizations	(134)	(360)
Receivables from brokerage clients	1,003	(136)
Other securities owned	91	137
Other assets	(29)	22
Payables to brokers, dealers, and clearing organizations	84	170
Payables to brokerage clients	(3,442)	868
Accrued expenses and other liabilities	132	(89)

Net cash (used for) provided by operating activities	(368)	98

Cash Flows from Investing Activities
Purchases of securities available for sale	(6,703)	(6,836)
Proceeds from sales of securities available for sale	—	250
Principal payments on securities available for sale	3,997	2,759
Purchases of securities held to maturity	(6,031)	(1,193)
Principal payments on securities held to maturity	1,279	1,308
Net (increase) decrease in loans to banking clients	(530)	34
Purchase of equipment, office facilities, and property	(49)	(42)
Other investing activities	2	—

Net cash used for investing activities	(8,035)	(3,720)

Cash Flows from Financing Activities
Net change in deposits from banking clients	3,047	1,405
Repayment of commercial paper	(300)	—
Repayment of long-term debt	(2)	(1)
Net proceeds from preferred stock offerings	—	394
Dividends paid	(98)	(77)
Proceeds from stock options exercised and other	25	15
Other financing activities	(1)	1

Net cash provided by financing activities	2,671	1,737

Decrease in Cash and Cash Equivalents	(5,732)	(1,885)
Cash and Cash Equivalents at Beginning of Period	12,663	8,679

Cash and Cash Equivalents at End of Period	$6,931	$6,794

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$40	$36
Income taxes	$35	$12

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal and regulatory reserves. Actual results may differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the 2013 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$19,465	$354	$—	$19,819
Asset-backed securities	9,706	81	1	9,786
Corporate debt securities	7,554	65	2	7,617
Certificates of deposit	5,890	11	1	5,900
U.S. agency notes	4,040	2	6	4,036
Non-agency residential mortgage-backed securities	747	4	42	709
Commercial paper	649	—	—	649
Other securities	278	15	—	293

Total securities available for sale	$48,329	$532	$52	$48,809

Securities held to maturity:
U.S. agency mortgage-backed securities	$22,188	$470	$63	$22,595
Other securities	732	—	11	721

Total securities held to maturity	$22,920	$470	$74	$23,316

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$—	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	—	—	574
Other securities	278	17	—	295

Total securities available for sale	$45,644	$552	$73	$46,123

Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	—	1	443

Total securities held to maturity	$18,194	$558	$20	$18,732

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
Asset-backed securities	$—	$—	$768	$1	$768	$1
Corporate debt securities	1,232	2	—	—	1,232	2
Certificates of deposit	499	1	—	—	499	1
U.S. agency notes	2,300	6	—	—	2,300	6
Non-agency residential mortgage-backed securities	66	1	494	41	560	42

Total	$4,097	$10	$1,262	$42	$5,359	$52

Securities held to maturity:
U.S. agency mortgage-backed securities	$7,177	$63	$—	$—	$7,177	$63
Other securities	621	11	—	—	621	11

Total	$7,798	$74	$—	$—	$7,798	$74

Total securities with unrealized losses (1)	$11,895	$84	$1,262	$42	$13,157	$126

(1)	The number of investment positions with unrealized losses totaled 128 for securities available for sale and 67 for securities held to maturity.

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

Unrealized losses in securities available for sale of $52 million as of March 31, 2013, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac Corporation (FICO) credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At March 31, 2013, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $295 million and $269 million, respectively.

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in the first quarter of 2013. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. Further, the Company has adequate liquidity at March 31, 2013, with cash and cash equivalents totaling $6.9 billion, a loan-to-deposit ratio of 14%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $4 million during the first quarter of 2013. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of additional impairment losses.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$159	$127
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	—	1
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	4	17

Balance at end of period	$163	$145

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at March 31, 2013, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$—	$126	$3,986	$15,707	$19,819
Asset-backed securities	400	589	760	8,037	9,786
Corporate debt securities	1,879	5,738	—	—	7,617
Certificates of deposit	4,083	1,817	—	—	5,900
U.S. agency notes	—	1,625	2,411	—	4,036
Non-agency residential mortgage-backed securities	—	—	6	703	709
Commercial paper	649	—	—	—	649
Other securities	—	—	—	293	293

Total fair value	$7,011	$9,895	$7,163	$24,740	$48,809
Total amortized cost	$6,995	$9,828	$7,021	$24,485	$48,329

Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$—	$—	$11,540	$11,055	$22,595
Other securities	—	100	363	258	721

Total fair value	$—	$100	$11,903	$11,313	$23,316
Total amortized cost	$—	$100	$11,676	$11,144	$22,920

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

There were no sales of securities available for sale in the first quarter of 2013. Proceeds received from sales of securities available for sale were $250 million in the first quarter of 2012. There were no gross realized gains or losses from sales of securities available for sale in the first quarter of 2012.

3.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	March 31, 2013	December 31, 2012
Residential real estate mortgages	$7,102	$6,507
Home equity lines of credit	3,193	3,287
Personal loans secured by securities	1,035	963
Other	29	25

Total loans to banking clients (1)	11,359	10,782
Allowance for loan losses	(59)	(56)

Total loans to banking clients – net	$11,300	$10,726

(1)	All loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $5.4 billion at both March 31, 2013, and December 31, 2012, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Changes in the allowance for loan losses were as follows:

Three Months Ended	March 31, 2013			March 31, 2012
	Residential real estate mortgages	Home equity lines of credit	Total	Residential real estate mortgages	Home equity lines of credit	Total
Balance at beginning of period	$36	$20	$56	$40	$14	$54
Charge-offs	(2)	(2)	(4)	(3)	(2)	(5)
Recoveries	1	—	1	1	—	1
Provision for loan losses	5	1	6	(1)	1	—

Balance at end of period	$40	$19	$59	$37	$13	$50

Included in the loan portfolio are nonaccrual loans totaling $42 million and $48 million at March 31, 2013 and December 31, 2012, respectively. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2013 or December 31, 2012. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $46 million and $54 million at March 31, 2013 and December 31, 2012, respectively.

In 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. Schwab Bank purchased First Mortgages of $1.3 billion and $71 million during the first quarters of 2013 and 2012, respectively. The First Mortgages purchased under the Program are included in the First mortgages loan class in the tables below.

The delinquency analysis by loan class is as follows:

March 31, 2013	Current	30-59 days past due	60-89 days past due	>90 days past due	Total past due	Total loans
Residential real estate mortgages:
First mortgages	$6,906	$9	$1	$29	$39	$6,945
Purchased first mortgages	151	2	—	4	6	157
Home equity lines of credit	3,175	7	2	9	18	3,193
Personal loans secured by securities	1,035	—	—	—	—	1,035
Other	29	—	—	—	—	29

Total loans to banking clients	$11,296	$18	$3	$42	$63	$11,359

December 31, 2012	Current	30-59 days past due	60-89 days past due	>90 days past due	Total past due	Total loans
Residential real estate mortgages:
First mortgages	$6,291	$22	$2	$33	$57	$6,348
Purchased first mortgages	154	1	—	4	5	159
Home equity lines of credit	3,269	5	2	11	18	3,287
Personal loans secured by securities	963	—	—	—	—	963
Other	22	3	—	—	3	25

Total loans to banking clients	$10,699	$31	$4	$48	$83	$10,782

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), LTV ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in March 2013. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
March 31, 2013	First mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2009	$813	$59	$872	$2,248
2009	269	5	274	314
2010	747	10	757	230
2011	1,065	47	1,112	187
2012	2,938	29	2,967	170
2013	1,113	7	1,120	44

Total	$6,945	$157	$7,102	$3,193

Origination FICO
<620	$11	$1	$12	$—
620 - 679	99	16	115	22
680 - 739	1,236	37	1,273	612
≥740	5,599	103	5,702	2,559

Total	$6,945	$157	$7,102	$3,193

Updated FICO
<620	$53	$6	$59	$48
620 - 679	194	14	208	113
680 - 739	952	29	981	493
≥740	5,746	108	5,854	2,539

Total	$6,945	$157	$7,102	$3,193

Origination LTV
≤70%	$4,626	$101	$4,727	$2,154
>70% - ≤90%	2,302	49	2,351	1,013
>90% - ≤100%	17	7	24	26

Total	$6,945	$157	$7,102	$3,193

March 31, 2013	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are 90+ Days Past Due and Less than 90 Days Past Due but on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
≤70%	$5,178	774	N/A	0.04%
>70% - ≤90%	1,579	764	N/A	0.23%
>90% - ≤100%	133	746	N/A	1.37%
>100%	212	734	N/A	6.71%

Total	$7,102	770	N/A	0.30%

Home equity lines of credit:
Estimated Current LTV
≤70%	$1,829	773	36%	0.09%
>70% - ≤90%	880	765	47%	0.15%
>90% - ≤100%	218	755	57%	0.77%
>100%	266	749	60%	0.73%

Total	$3,193	768	41%	0.21%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.
N/A	Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
December 31, 2012	First mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2009	$867	$62	$929	$2,338
2009	305	6	311	338
2010	909	12	921	249
2011	1,270	53	1,323	198
2012	2,997	26	3,023	164

Total	$6,348	$159	$6,507	$3,287

Origination FICO
<620	$10	$1	$11	$—
620 - 679	98	16	114	23
680 - 739	1,141	40	1,181	633
≥740	5,099	102	5,201	2,631

Total	$6,348	$159	$6,507	$3,287

Updated FICO
<620	$54	$6	$60	$49
620 - 679	191	13	204	117
680 - 739	940	34	974	510
≥740	5,163	106	5,269	2,611

Total	$6,348	$159	$6,507	$3,287

Origination LTV
≤70%	$4,189	$97	$4,286	$2,225
>70% - ≤90%	2,142	54	2,196	1,036
>90% - ≤100%	17	8	25	26

Total	$6,348	$159	$6,507	$3,287

December 31, 2012	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are 90+ Days Past Due and Less than 90 Days Past Due but on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
≤70%	$4,162	772	N/A	0.05%
>70% - ≤90%	1,841	764	N/A	0.22%
>90% - ≤100%	168	750	N/A	0.51%
>100%	336	741	N/A	5.34%

Total	$6,507	768	N/A	0.38%

Home equity lines of credit:
Estimated Current LTV
≤70%	$1,559	773	36%	0.14%
>70% - ≤90%	1,020	766	46%	0.18%
>90% - ≤100%	267	759	54%	0.44%
>100%	441	753	59%	1.06%

Total	$3,287	767	42%	0.31%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.
N/A	Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowings at March 31, 2013 and December 31, 2012.

4.	Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At March 31, 2013, the aggregate face amount of these LOCs totaled $225 million. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2013, the aggregate face amount of these LOCs totaled $104 million. There were no funds drawn under any of these LOCs at March 31, 2013.

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

optionsXpress Regulatory Matters: optionsXpress entities and individual employees have been responding to certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under SEC Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Trial in the administrative proceeding commenced September 5, 2012. The Company disputes the allegations and is contesting the charges. Separately, on April 19, 2012, the SEC instituted an administrative proceeding alleging violations of the broker-dealer registration requirements by an unregistered optionsXpress entity. On September 5, 2012, the administrative law judge hearing the case ruled on summary disposition that applicable registration requirements were violated. Certain other issues, including relief, remain to be determined at trial. The Company continues to dispute the allegations and is contesting the charges. The Company has a contingent liability associated with the two separate matters, which was not material at March 31, 2013.

5.	Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2013, or the year ended December 31, 2012. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2013, or December 31, 2012.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$13	$—	$—	$13
Commercial paper	—	738	—	738

Total cash equivalents	13	738	—	751
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,626	—	2,626
U.S. Government securities	—	1,766	—	1,766

Total investments segregated and on deposit for regulatory purposes	—	4,392	—	4,392
Other securities owned:
Schwab Funds® money market funds	241	—	—	241
Equity and bond mutual funds	217	1	—	218
State and municipal debt obligations	—	48	—	48
Equity, U.S. Government and corporate debt, and other securities	7	31	—	38

Total other securities owned	465	80	—	545
Securities available for sale:
U.S. agency mortgage-backed securities	—	19,819	—	19,819
Asset-backed securities	—	9,786	—	9,786
Corporate debt securities	—	7,617	—	7,617
Certificates of deposit	—	5,900	—	5,900
U.S. agency notes	—	4,036	—	4,036
Non-agency residential mortgage-backed securities	—	709	—	709
Commercial paper	—	649	—	649
Other securities	—	293	—	293

Total securities available for sale	—	48,809	—	48,809

Total	$478	$54,019	$—	$54,497

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

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on

Form 10-K for the year ended December 31, 2012. There were no significant changes in these methodologies or assumptions during the quarter ended March 31, 2013. The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

March 31, 2013	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$6,180	$—	$6,180	$—	$6,180
Cash and investments segregated and on deposit for regulatory purposes	22,501	—	22,501	—	22,501
Receivables from brokers, dealers, and clearing organizations	467	—	467	—	467
Receivables from brokerage clients – net	12,448	—	12,448	—	12,448
Securities held to maturity:
U.S. agency mortgage-backed securities	22,188	—	22,595	—	22,595
Other securities	732	—	721	—	721

Total securities held to maturity	22,920	—	23,316	—	23,316
Loans to banking clients – net:
Residential real estate mortgages	7,062	—	7,231	—	7,231
Home equity lines of credit	3,174	—	3,151	—	3,151
Personal loans secured by securities	1,035	—	1,035	—	1,035
Other	29	—	29	—	29

Total loans to banking clients – net	11,300	—	11,446	—	11,446
Other assets	64	—	64	—	64

Total	$75,880	$—	$76,422	$—	$76,422

Liabilities:
Deposits from banking clients	$82,424	$—	$82,424	$—	$82,424
Payables to brokers, dealers, and clearing organizations	1,152	—	1,152	—	1,152
Payables to brokerage clients	36,888	—	36,888	—	36,888
Accrued expenses and other liabilities	528	—	528	—	528
Long-term debt	1,631	—	1,794	—	1,794

Total	$122,623	$—	$122,786	$—	$122,786

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2012	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$11,174	$—	$11,174	$—	$11,174
Cash and investments segregated and on deposit for regulatory purposes	23,723	—	23,723	—	23,723
Receivables from brokers, dealers, and clearing organizations	333	—	333	—	333
Receivables from brokerage clients – net	13,453	—	13,453	—	13,453
Securities held to maturity:
U.S. agency mortgage-backed securities	17,750	—	18,289	—	18,289
Other securities	444	—	443	—	443

Total securities held to maturity	18,194	—	18,732	—	18,732
Loans to banking clients – net:
Residential real estate mortgages	6,471	—	6,687	—	6,687
Home equity lines of credit	3,267	—	3,295	—	3,295
Personal loans secured by securities	963	—	963	—	963
Other	25	—	24	—	24

Total loans to banking clients – net	10,726	—	10,969	—	10,969
Other assets	64	—	64	—	64

Total	$77,667	$—	$78,448	$—	$78,448

Liabilities:
Deposits from banking clients	$79,377	$—	$79,377	$—	$79,377
Payables to brokers, dealers, and clearing organizations	1,068	—	1,068	—	1,068
Payables to brokerage clients	40,330	—	40,330	—	40,330
Accrued expenses and other liabilities	353	—	353	—	353
Long-term debt	1,632	—	1,782	—	1,782

Total	$122,760	$—	$122,910	$—	$122,910

Securities lending: Payables from brokers, dealers, and clearing organizations include securities loaned. The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.1 billion at March 31, 2013 and $852 million at December 31, 2012. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients, which are included in receivables from brokers, dealers, and clearing organizations. The fair value of these borrowed securities was $279 million at March 31, 2013 and $121 million at December 31, 2012. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

Resale agreements: Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab utilizes the collateral provided under these resale agreements to meet

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. The Company’s resale agreements are not subject to enforceable master netting arrangements.

6.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended March 31,	2013			2012
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Change in net unrealized gain on securities available for sale:
Net unrealized (loss) gain	$(3)	$(2)	$(1)	$89	$32	$57
Reclassification of impairment charges included in net impairment losses on securities	4	2	2	18	7	11

Change in net unrealized gain on securities available for sale	1	—	1	107	39	68

Other	1	—	1	—	—	—

Other comprehensive income	$2	$—	$2	$107	$39	$68

Accumulated other comprehensive income balances are as follows:

	Net unrealized gain on securities available for sale	Other	Total accumulated other comprehensive income
Balance at December 31, 2011	$10	$(2)	$8
Other net changes	68	—	68

Balance at March 31, 2012	$78	$(2)	$76

Balance at December 31, 2012	$299	$(1)	$298
Other net changes	1	1	2

Balance at March 31, 2013	$300	$—	$300

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.	Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares include the effect of outstanding stock options and unvested restricted stock awards and units. EPS under the basic and diluted computations is as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income	$206	$195
Preferred stock dividends	8	—

Net income available to common stockholders	$198	$195

Weighted-average common shares outstanding — basic	1,279	1,272
Common stock equivalent shares related to stock incentive plans	3	1
Weighted-average common shares outstanding — diluted (1)	1,282	1,273

Basic EPS	$.15	$.15
Diluted EPS	$.15	$.15

(1)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 45 million and 60 million shares for the first quarters of 2013 and 2012, respectively.

8.	Regulatory Requirements

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

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At March 31, 2013, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at March 31, 2013, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,836	18.5%	$1,259	4.0%	$1,889	6.0%
Total Risk-Based Capital	$5,896	18.7%	$2,518	8.0%	$3,148	10.0%
Tier 1 Leverage	$5,836	6.6%	$3,538	4.0%	$4,423	5.0%
Tangible Equity	$5,836	6.6%	$1,769	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2013, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since March 31, 2013, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at March 31, 2013, are as follows:

						Net Capital
					Net Capital	in Excess of
		% of	Minimum	2% of	in Excess of	5% of
		Aggregate	Net Capital	Aggregate	Required	Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,386	10%	$0.250	$275	$1,111	$700
optionsXpress, Inc.	$89	31%	$1	$6	$83	$75

9.	Segment Information

The Company structures its operating segments according to its clients and the services provided to those clients. The Company’s two reportable segments are Investor Services and Advisor Services. In the first quarter of 2013, the Company realigned its reportable segments as a result of organizational changes. The segment formerly reported as Institutional Services was renamed to Advisor Services. The Retirement Plan Services and Corporate Brokerage Services business units are now part of the Investor Services segment. Prior period segment information has been recast to reflect these organizational changes. The Investor Services segment provides retail brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors, and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank. Banking revenues and expenses are allocated to the Company’s two segments based on which segment services the client.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as significant nonrecurring gains, impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions between the segments.

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended March 31,	2013	2012	2013	2012	2013	2012	2013	2012
Net Revenues:
Asset management and administration fees	$387	$341	$165	$142	$—	$1	$552	$484
Net interest revenue	413	384	56	50	—	—	469	434
Trading revenue	149	174	74	69	—	—	223	243
Other	42	32	14	15	—	(1)	56	46
Provision for loan losses	(5)	—	(1)	—	—	—	(6)	—
Net impairment losses on securities	(4)	(17)	—	(1)	—	—	(4)	(18)

Total net revenues	982	914	308	275	—	—	1,290	1,189

Expenses Excluding Interest	751	690	208	186	—	—	959	876

Income before taxes on income	$231	$224	$100	$89	$—	$—	$331	$313

Taxes on income							125	118

Net Income							$206	$195

10.	Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2013, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Results for the first quarters of 2013 and 2012 are:

	Three Months Ended March 31,		Percent Change
	2013	2012
Client Activity Metrics:
Net new client assets (1) (in billions)	$43.4	$38.9	12%
Client assets (in billions, at quarter end)	$2,084.9	$1,833.5	14%
New brokerage accounts (in thousands)	244	240	2%
Active brokerage accounts (in thousands, at quarter end)	8,865	8,639	3%

Company Financial Metrics:
Net revenues	$1,290	$1,189	8%
Expenses excluding interest	959	876	9%

Income before taxes on income	331	313	6%
Taxes on income	125	118	6%

Net income	$206	$195	6%

Net income available to common stockholders	$198	$195	2%
Earnings per common share – diluted	$.15	$.15	—
Net revenue growth (decline) from prior year	8%	(1)%
Pre-tax profit margin	25.7%	26.3%
Return on average common stockholders’ equity (annualized) (2)	9%	10%
Annualized net revenue per average full-time equivalent employee (in thousands)	369	340	9%

(1)	Includes inflows of $12.0 billion in the first quarter of 2012 from a mutual fund clearing services client.
(2)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

The broad equity markets improved during the first quarter of 2013 compared to the first quarter of 2012, as the Standard & Poor’s 500 Index, Dow Jones Industrial Average, and Nasdaq Composite Index increased 11%, 10%, and 6%, respectively. While the federal funds target rate remained unchanged at a range of zero to 0.25%, the average three-month Treasury Bill yield increased by 2 basis points to 0.08% during the first quarter of 2013 compared to the first quarter of 2012. At the same time, the average 10-year Treasury yield decreased by 9 basis points to 1.93%.

The Company’s key client activity metrics demonstrated strong business momentum during the first quarter of 2013 – net new client assets totaled $43.4 billion, up 12% from the first quarter of 2012 and were the highest first quarter core flows since 2000. Total client assets ended the quarter at a record $2.08 trillion, up 14% from the first quarter of 2012. In addition, the Company added 244,000 new brokerage accounts to its client base during the first quarter of 2013, and active brokerage accounts were 8.9 million, up 3% on a year-over-year basis.

For the first quarter of 2013, despite the low interest rate environment and relatively muted trading activity, the Company’s growing client base and continued investments in its clients helped net revenues grow by 8% from the first quarter of 2012. Net revenues increased primarily due to increases in asset management and administration fees and net interest revenue and lower net impairment losses on securities, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solutions fees. Net interest revenue increased primarily due to higher balances of interest-earning assets partially offset by the effect of the continued low interest rate environment. Trading revenue decreased primarily due to lower daily average revenue trades.

Expenses excluding interest increased by 9% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase in compensation and benefits and advertising and market development. Compensation and benefits expense

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

increased primarily due to higher incentive compensation and employee benefits, which included expenses relating to the transition to a new payout schedule for field incentive plans, increased and accelerated health savings account (HSA) contributions, and equity incentive plan changes to vesting for retirement-eligible employees in the first quarter of 2013.

As a result of the growth in net revenues, the Company achieved a pre-tax profit margin of 25.7% in the first quarter of 2013. Overall, net income increased by 6% and return on average common stockholders’ equity declined slightly to 9% in the first quarter of 2013 compared to the first quarter of 2012.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

As discussed above, interest rates remained at low levels during the first quarter of 2013. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low interest rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees so that the funds can maintain a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the stated management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

In 2012, the Board of Governors of the Federal Reserve System (the Federal Reserve) issued notices of proposed rulemaking (NPRs) to meet certain requirements of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” and to align current capital rules with the BASEL III capital standards. The NPRs would subject all savings and loan holding companies, including CSC, to consolidated capital requirements. In addition, the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. The Company expects the capital standard rules to be phased in under an extended time frame after adoption. The comment period for the NPRs ended on October 22, 2012, and the NPRs are subject to further modification. CSC continues to monitor developments in order to assess the impact of the NPRs but does not expect them to have a material impact on the Company’s business, financial condition, and results of operations.

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

In April 2013, the SEC published notice of a National Securities Clearing Corporation (NSCC) proposed rule change that would impose a supplemental liquidity funding obligation on certain NSCC participants. The stated purpose is to provide the NSCC with sufficient liquidity and financial resources to withstand a default by one of its members. The rule change, as currently proposed, could require the Company to provide a supplemental liquidity deposit. The Company does not have sufficient information to assess the potential impact of the proposed rule change, which is subject to comment and further modification.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the first quarter of 2013 compared to the first quarter of 2012.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in the first quarter of 2013 compared to the first quarter of 2012.

Three Months Ended March 31,		2013		2012
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	4%	$230		$222
Fee waivers	(5)%	(155)		(163)

Schwab money market funds after fee waivers	27%	75	6%	59	5%
Equity and bond funds	9%	35	3%	32	3%
Mutual Fund OneSource®	11%	184	14%	166	14%

Total mutual funds	14%	294	23%	257	22%
Advice solutions	17%	163	13%	139	12%
Other	8%	95	7%	88	7%

Asset management and administration fees	14%	552	43%	484	41%

Net interest revenue
Interest revenue	5%	497	38%	472	40%
Interest expense	(26)%	(28)	(2)%	(38)	(3)%

Net interest revenue	8%	469	36%	434	37%

Trading revenue
Commissions	(8)%	211	16%	229	19%
Principal transactions	(14)%	12	1%	14	1%

Trading revenue	(8)%	223	17%	243	20%

Other	22%	56	4%	46	4%

Provision for loan losses	N/M	(6)	—	—	—

Net impairment losses on securities	(78)%	(4)	—	(18)	(2)%

Total net revenues	8%	$1,290	100%	$1,189	100%

N/M Not meaningful.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as third-party mutual fund service fees, trust fees, 401k record keeping fees, and mutual fund clearing and other service fees. Asset management and administration fees vary

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

with changes in the balances of client assets due to market fluctuations and client activity. For a discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment and Other Developments.”

Asset management and administration fees increased by $68 million, or 14%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases in mutual fund service fees and advice solutions fees.

Mutual fund service fees increased by $37 million, or 14%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to growth in client assets invested in Mutual Fund OneSource funds and an increase in net money market mutual fund fees as a result of improved short-term rates.

Advice solutions fees increased by $24 million, or 17%, in the first quarter of 2013 compared to first quarter of 2012 primarily due to growth in client assets enrolled in retail advisory offers, including Windhaven® and Schwab Private Client.

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

In clearing their clients’ trades, Charles Schwab & Co., Inc. (Schwab) and optionsXpress, Inc. hold cash balances payable to clients. In most cases, Schwab and optionsXpress, Inc. pay their clients interest on cash balances awaiting investment, and in turn invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made to clients on a secured basis to purchase securities. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2013			2012
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$7,907	$5	0.26%	$6,246	$4	0.26%
Cash and investments segregated	27,590	12	0.18%	26,847	10	0.15%
Broker-related receivables (1)	361	—	0.13%	315	—	0.09%
Receivables from brokerage clients	11,342	106	3.79%	10,200	106	4.18%
Securities available for sale (2)	46,908	138	1.19%	36,197	145	1.61%
Securities held to maturity	21,063	131	2.52%	14,972	99	2.66%
Loans to banking clients	11,091	80	2.93%	9,864	79	3.22%
Loans held for sale	—	—	—	53	1	4.15%

Total interest-earning assets	126,262	472	1.52%	104,694	444	1.71%

Other interest revenue		25			28

Total interest-earning assets	$126,262	$497	1.60%	$104,964	$472	1.81%

Funding sources:
Deposits from banking clients	$80,341	$10	0.05%	$61,105	$10	0.07%
Payables to brokerage clients	32,096	1	0.01%	30,560	1	0.01%
Long-term debt	1,632	17	4.22%	2,001	27	5.43%

Total interest-bearing liabilities	114,069	28	0.10%	93,666	38	0.16%

Non-interest-bearing funding sources	12,193			11,028

Total funding sources	$126,262	$28	0.09%	$104,964	$38	0.14%

Net interest revenue		$469	1.51%		$434	1.67%

(1)	Interest revenue was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the first quarter of 2013 compared to the first quarter of 2012, primarily due to higher balances of interest-earning assets, including securities available for sale and securities held to maturity, partially offset by the effect of the continued low interest rate environment. The current low interest rate environment limited the extent to which the Company could reduce interest expense paid on funding sources. The growth in the average balance of deposits from banking clients funded the increase in the balances of securities available for sale and securities held to maturity. The increase in net interest revenue was also attributed to the redemption of higher yielding trust preferred securities and exchange of higher yielding Senior Notes in the third quarter of 2012.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $20 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower daily average revenue trades as a result of relatively muted trading activity. Daily average revenue trades decreased in the first quarter of 2013 primarily due to a lower volume of option, future, and equity trades. Average revenue per revenue trade remained relatively flat in the first quarter of 2013 compared to the first quarter of 2012.

	Three Months Ended March 31,		Percent Change
	2013	2012
Daily average revenue trades (1) (in thousands)	298.7	318.4	(6)%
Clients’ daily average trades (2) (in thousands)	498.9	476.2	5%
Number of trading days	60.0	62.0	(3)%
Average revenue per revenue trade	$12.34	$12.35	—

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and ETFs, and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Other Revenue

Other revenue includes order flow revenue, software fees from the Company’s portfolio management services, exchange processing fees, and other service fees. Other revenue increased by $10 million, or 22%, in the first quarter of 2013 from the first quarter of 2012 primarily due to order flow revenue that Schwab began receiving in November 2012.

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases in compensation and benefits and advertising and market development.

	Three Months Ended March 31,		Percent Change
	2013	2012
Compensation and benefits	$536	$465	15%
Professional services	99	96	3%
Occupancy and equipment	77	76	1%
Advertising and market development	74	67	10%
Communications	54	58	(7)%
Depreciation and amortization	51	48	6%
Other	68	66	3%

Total expenses excluding interest	$959	$876	9%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	74%	74%
Advertising and market development	6%	6%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $71 million, or 15%, in the first quarter of 2013 compared to the first quarter of 2012 due to increases in salaries and wages, incentive compensation and employee benefits and other expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended
	March 31,		Percent
	2013	2012	Change
Salaries and wages	$284	$271	5%
Incentive compensation	163	116	41%
Employee benefits and other	89	78	14%

Total compensation and benefits expense	$536	$465	15%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	22%	23%
Incentive compensation	13%	10%
Employee benefits and other	7%	6%

Total compensation and benefits expense	42%	39%

Full-time equivalent employees (1) (in thousands)
At quarter end	14.0	14.0	—
Average	14.0	14.0	—

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to annual salary increases.

Incentive compensation increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to expenses relating to the transition to a new payout schedule for field incentive plans and equity incentive plan changes to vesting for retirement-eligible employees. The increase in incentive compensation was also attributed to higher discretionary bonuses in the first quarter of 2013.

Employee benefits and other expense increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increased and accelerated contributions to new employee HSAs. The Company funded its entire annual contribution to employee HSAs in the first quarter of 2013. The Company is converting to HSA-focused healthcare and employee enrollment in these plans has risen significantly in 2013.

Expenses Excluding Compensation and Benefits

Advertising and market development expense increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher spending on customer promotions.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.8% and 37.7% for the first quarters of 2013 and 2012, respectively. The slight increase was primarily due to a higher effective state income tax rate in the first quarter of 2013.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. In the first quarter of 2013, the Company realigned its reportable segments as a result of organizational changes. The segment formerly reported as Institutional Services was renamed to Advisor Services. The Retirement Plan Services and Corporate Brokerage Services business units are now part of the Investor Services segment. Prior period segment information has been recast to reflect these organizational changes. The Investor Services segment provides retail

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors, and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank. Banking revenues and expenses are allocated to the Company’s two segments based on which segment services the client. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as significant nonrecurring gains, impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments.

Financial information for the Company’s reportable segments is presented in the following tables:

Three Months Ended March 31,	Investor Services			Advisor Services
	Percent			Percent
	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	13%	$387	$341	16%	$165	$142
Net interest revenue	8%	413	384	12%	56	50
Trading revenue	(14)%	149	174	7%	74	69
Other	31%	42	32	(7)%	14	15
Provision for loan losses	N/M	(5)	—	N/M	(1)	—
Net impairment losses on securities	(76)%	(4)	(17)	(100)%	—	(1)

Total net revenues	7%	982	914	12%	308	275

Expenses Excluding Interest	9%	751	690	12%	208	186

Income before taxes on income	3%	$231	$224	12%	$100	$89

Three Months Ended March 31,	Unallocated			Total
	Percent			Percent
	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	N/M	$—	$1	14%	$552	$484
Net interest revenue	N/M	—	—	8%	469	434
Trading revenue	N/M	—	—	(8)%	223	243
Other	N/M	—	(1)	22%	56	46
Provision for loan losses	N/M	—	—	N/M	(6)	—
Net impairment losses on securities	N/M	—	—	(78)%	(4)	(18)

Total net revenues	N/M	—	—	8%	1,290	1,189

Expenses Excluding Interest	N/M	—	—	9%	959	876

Income before taxes on income	N/M	$—	$—	6%	$331	$313

Taxes on income				6%	125	118

Net Income				6%	$206	$195

N/M Not meaningful.

Investor Services

Net revenues increased by $68 million, or 7%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases in asset management and administration fees and net interest revenue and lower net impairment losses on securities, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solution fees as a result of growth in client assets invested in the Company’s Mutual Fund OneSource funds and client assets enrolled in retail advisory offers, respectively. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect of the continued low interest rate environment. Trading revenue decreased primarily due to lower daily average revenue trades. Expenses excluding interest increased by $61 million, or 9%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase in compensation and benefits expense as a result of higher incentive compensation, which included expenses relating

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

to the transition to a new payout schedule for field incentive plans and equity incentive plan changes to vesting for retirement-eligible employees.

Advisor Services

Net revenues increased by $33 million, or 12%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases in asset management and administration fees and net interest revenue. Asset management and administration fees increased primarily due to an increase in mutual fund service fees as a result of growth in client assets invested in the Company’s Mutual Fund OneSource funds and an increase in net money market mutual fund fees. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect of the continued low interest rate environment. Expenses excluding interest increased by $22 million, or 12%, in the first quarter of 2013 compared to the first quarter 2012 primarily due to an increase in compensation and benefits expense as a result of higher incentive compensation and employee benefits, which included expenses relating to equity incentive plan changes to vesting for retirement-eligible employees and increased and accelerated HSA contributions.

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

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as defined by the Federal Reserve, of at least 6%. At March 31, 2013, CSC’s Tier 1 Leverage Ratio was 6.1%, Tier 1 Capital Ratio was 16.8%, and Total Capital Ratio was 16.9%.

The following are details of CSC’s long-term debt:

	Par				Standard
March 31, 2013	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,306	2015 - 2022	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at March 31, 2013. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2013. This facility replaced a similar facility that expired in June 2012 and was unused during the first quarter of 2013. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At March 31, 2013, the minimum level of stockholders’ equity required under this facility was $5.9 billion (CSC’s stockholders’ equity at March 31, 2013, was $9.8 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $641 million of the $941 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 2013.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which is scheduled to expire in December 2014. There were no funds drawn under this facility at March 31, 2013.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $34.7 billion and $37.4 billion at March 31, 2013 and December 31, 2012, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2013, Schwab’s net capital was $1.4 billion (10% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $700 million in excess of 5% of aggregate debit balances.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $93 million at March 31, 2013, is being reduced by a portion of the lease payments over the remaining lease term of 12 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $941 million at March 31, 2013. The need for short-term borrowings arises primarily from timing differences

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for four days during the first quarter of 2013, with average daily amounts borrowed of $47 million. There were no borrowings outstanding under these lines at March 31, 2013.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at March 31, 2013. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2013, the aggregate face amount of these LOCs totaled $104 million. There were no funds drawn under any of these LOCs during the first quarter of 2013.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. The amount outstanding under this facility at March 31, 2013, was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at March 31, 2013.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at March 31, 2013, were $82.4 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At March 31, 2013, these balances totaled $60.9 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Based on its regulatory capital ratios at March 31, 2013, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,836	18.5%	$1,259	4.0%	$1,889	6.0%
Total Risk-Based Capital	$5,896	18.7%	$2,518	8.0%	$3,418	10.0%
Tier 1 Leverage	$5,836	6.6%	$3,538	4.0%	$4,423	5.0%
Tangible Equity	$5,836	6.6%	$1,769	2.0%	N/A

N/A Not applicable.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At March 31, 2013, $2.7 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2013.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. At March 31, 2013, $5.7 billion was available under this facility. There were no funds drawn under this facility during the first quarter of 2013.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first quarter of 2013.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.2 billion at March 31, 2013. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc., is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2013, optionsXpress, Inc.’s net capital was $89 million (31% of aggregate debit balances), which was $83 million in excess of its minimum required net capital and $75 million in excess of 5% of aggregate debit balances.

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

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at March 31, 2013.

optionsXpress Holdings, Inc., optionsXpress, Inc.’s parent company, has a term loan with CSC, of which $84 million was outstanding at March 31, 2013, and it matures in December 2017.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2013, was $11.4 billion, up $186 million, or 2%, from December 31, 2012.

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

Long-term Debt

At March 31, 2013, the Company had long-term debt of $1.6 billion, or 14% of total financial capital, that bears interest at a weighted-average rate of 3.84%. At December 31, 2012, the Company had long-term debt of $1.6 billion, or 15% of total financial capital. The Company repaid $2 million of long-term debt in the first quarter of 2013.

Capital Expenditures

The Company’s capital expenditures were $46 million and $34 million in the first quarters of 2013 and 2012, respectively. Capital expenditures in the first quarter of 2013 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, and land. Capital expenditures for the first quarter of 2012 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capitalized costs for developing internal-use software were $17 million and $14 million in the first quarters of 2013 and 2012, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, management anticipated that 2013 capital expenditures would be approximately 85% higher than 2012. Management currently anticipates that full-year 2013 capital expenditures will be approximately 125% higher than 2012 levels primarily due to the accelerated timing of spending on buildings relating to the consolidation and relocation of the Company’s existing office campus in Colorado, which is expected to be completed in 2014.

Dividends

CSC paid common stock cash dividends of $77 million ($0.06 per share) in both the first quarters of 2013 and 2012.

CSC paid Series A Preferred Stock cash dividends of $14 million ($35.00 per share) and Series B Preferred Stock cash dividends of $7 million ($15.00 per share) in the first quarter of 2013.

Share Repurchases

There were no repurchases of CSC’s common stock in the first quarters of 2013 or 2012. As of March 31, 2013, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Commitments and Contingencies.”

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

For a discussion on risks that the Company faces and the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to operational or other risks.

Credit Risk Exposures

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses, which is reviewed quarterly by management. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $7.1 billion and HELOCs of $3.2 billion at March 31, 2013.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO score underwriting guidelines related to the Company’s First Mortgage or HELOC portfolios during the first quarter of 2013. The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2013, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At March 31, 2013, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At March 31, 2013, 22% of HELOCs ($710 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 768 for both the First Mortgage and HELOC portfolios.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At March 31, 2013, the weighted-average estimated current LTV ratios were 58% and 66% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At March 31, 2013, the weighted-average updated FICO scores were 770 and 768 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At March 31, 2013, $2.5 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at March 31, 2013, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	March 31, 2013	December 31, 2012
Loan delinquencies (1)	0.55%	0.77%
Nonaccrual loans	0.37%	0.45%
Allowance for loan losses	0.52%	0.52%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $48.8 billion and $23.3 billion at March 31, 2013, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, U.S. agency notes, commercial paper, and other securities. U.S. agency mortgage-backed securities do not have explicit credit ratings, however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

Residential mortgage-backed securities, particularly Alt-A securities, experienced continued credit deterioration in the first quarter of 2013, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. At March 31, 2013, the amortized cost of non-agency residential mortgage-backed securities represented 2% of the total mortgage-backed securities portfolio. These securities were originated between 2003 and 2007. At March 31, 2013, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $43.1 billion at March 31, 2013. Of these, $42.4 billion were issued by U.S. agencies and $709 million were issued by private entities (non-agency securities). The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At March 31, 2013, the amortized cost and fair value of Alt-A mortgage-backed securities were $295 million and $269 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $9.1 billion at March 31, 2013, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets.

The Company’s loans to banking clients include $6.5 billion of adjustable rate first lien residential real estate mortgage loans at March 31, 2013. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 45% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At March 31, 2013, 45% of the residential real estate mortgages and 51% of the HELOC balances were secured by properties which are located in California.

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

March 31, 2013	Balance
Within 1 year	$205
> 1 year – 3 years	587
> 3 years – 5 years	480
> 5 years	1,921

Total	$3,193

As of March 31, 2013, all of the Company’s HELOC loans are within the 10-year initial draw period, and as such, none of the HELOCs have converted to an amortizing loan.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $18.8 billion at March 31, 2013.

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of March 31, 2013.

	Fair Value as of March 31, 2013
	Denmark (1)	France	Germany	Italy	Netherlands	Norway	Sweden	Switzerland	United Kingdom	Total
Cash equivalents	$—	$400	$—	$25	$—	$247	$—	$—	$500	$1,172
Cash and investments segregated and on deposit for regulatory purposes	—	—	400	—	—	—	—	—	—	400
Securities available for sale	213	170	250	75	323	200	1,527	801	2,058	5,617
Securities held to maturity	—	—	—	—	—	—	—	100	—	100

Total fair value	$213	$570	$650	$100	$323	$447	$1,527	$901	$2,558	$7,289

Total amortized cost	$212	$570	$650	$100	$322	$447	$1,525	$900	$2,553	$7,279

Maturities:
Overnight	$—	$400	$—	$—	$—	$247	$—	$—	$400	$1,047
1 day – < 6 months	213	100	650	100	—	100	301	551	1,053	3,068
6 months – < 1 year	—	—	—	—	123	—	301	150	802	1,376
1 year – 2 years	—	—	—	—	100	100	825	100	303	1,428
> 2 years	—	70	—	—	100	—	100	100	—	370

Total fair value	$213	$570	$650	$100	$323	$447	$1,527	$901	$2,558	$7,289

(1)	The exposures in Denmark are also backed by the full faith and credit of the Denmark government.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At March 31, 2013, the Company had $241 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these critical accounting estimates during the first quarter of 2013.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 2. Securities Available for Sale and Securities Held to Maturity” and “Current Market and Regulatory Environment and Other Developments”);

•	the expected impact of the Federal Reserve’s NPRs and NSCC proposed rule change (see “Current Market and Regulatory Environment and Other Developments”);

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

•	target capital ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Regulatory Requirements” and “Liquidity and Capital Resources”);

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources”); and

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the Company’s ability to monetize client assets;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the performance or valuation of securities available for sale and securities held to maturity;

•	trading activity;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the adverse impact of financial reform legislation and related regulations;

•	potential breaches of contractual terms for which the Company has guarantee obligations;

•	adverse developments in litigation or regulatory matters;

•	amounts recovered on insurance policies;

•	the extent of any charges associated with litigation and regulatory matters;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	capital needs;

•	level of expenses;

•	competitive pressures on rates and fees;

•	acquisition integration costs;

•	the level of brokerage client cash balances and deposits from banking clients;

•	the availability and terms of external financing; and

•	timing and impact of changes in the Company’s level of investments in buildings.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and “Part II – Other Information – Item 1A – Risk Factors.”

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

To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios. Because the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, and the rates charged on margin loans and loans to banking clients, and controls the composition of its investment securities, it has some ability to manage its net interest spread, depending on competitive factors and market conditions.

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

THE CHARLES SCHWAB CORPORATION

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
Increase of 100 basis points	16.4%	19.2%
Decrease of 100 basis points	(9.2)%	(10.0)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first quarter of 2013 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Commitments and Contingencies.”

Item 1A.	Risk Factors

During the first quarter of 2013, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2013:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	5	$15.04	N/A	N/A
February:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	8	$16.65	N/A	N/A
March:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	62	$16.25	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	75	$16.20	N/A	N/A

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

THE CHARLES SCHWAB CORPORATION

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.314	Employment agreement dated as of March 13, 2008 between the Registrant and Charles R. Schwab	(1)

10.352	Form of Performance-Based Cash Long-Term Incentive Award Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.352 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

10.353	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.343), filed as Exhibit 10.353 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

10.354	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.345), filed as Exhibit 10.354 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

10.355	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.346), filed as Exhibit 10.355 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

10.356	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.342), filed as Exhibit 10.356 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

10.357	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.344), filed as Exhibit 10.357 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

10.358	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.347), filed as Exhibit 10.358 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

10.359	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans (supersedes Exhibit 10.341), filed as Exhibit 10.359 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(1)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 7, 2013	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer