Form 10-Q
period 2013-06-30
SCHWAB CHARLES CORP
filed 2013-08-06
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended June 30, 2013

Commission File Number: 1-9700

THE  CHARLES  SCHWAB  CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3025021 (I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA  94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (415) 667-7000

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

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,284,909,433 shares of $.01 par value Common Stock
Outstanding on July 24, 2013

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2013

Index

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Revenues
Asset management and administration fees	$572	$496	$1,124	$980
Interest revenue	499	497	996	969
Interest expense	(26)	(39)	(54)	(77)
Net interest revenue	473	458	942	892
Trading revenue	235	219	458	462
Other	59	121	115	167
Provision for loan losses	1	(4)	(5)	(4)
Net impairment losses on securities (1)	(3)	(7)	(7)	(25)
Total net revenues	1,337	1,283	2,627	2,472
Expenses Excluding Interest
Compensation and benefits	494	446	1,030	911
Professional services	106	93	205	189
Occupancy and equipment	77	80	154	156
Advertising and market development	67	57	141	124
Communications	56	55	110	113
Depreciation and amortization	51	48	102	96
Other	74	72	142	138
Total expenses excluding interest	925	851	1,884	1,727
Income before taxes on income	412	432	743	745
Taxes on income	156	157	281	275
Net Income	256	275	462	470
Preferred stock dividends	23	14	31	14
Net Income Available to Common Stockholders	$233	$261	$431	$456
Weighted-Average Common Shares Outstanding — Diluted	1,288	1,274	1,285	1,273
Earnings Per Common Share — Basic	$.18	$.20	$.33	$.36
Earnings Per Common Share — Diluted	$.18	$.20	$.33	$.36

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $2 million and $12 million, net of $(1) million and $5 million reclassified from or recognized in other comprehensive income, for the three months ended June 30, 2013 and 2012, respectively. Net impairment losses on securities include total other-than-temporary impairment losses of $2 million and $14 million, net of $(5) million and $(11) million reclassified from other comprehensive income, for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$256	$275	$462	$470
Other comprehensive (loss) income, before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized (loss) gain	(477)	119	(480)	208
Reclassification of impairment charges included in net
impairment losses on securities	3	7	7	25
Other reclassifications included in other revenue	(3)	(1)	(3)	(1)
Other	-	-	1	-
Other comprehensive (loss) income, before tax	(477)	125	(475)	232
Income tax effect	180	(47)	180	(86)
Other comprehensive (loss) income, net of tax	(297)	78	(295)	146
Comprehensive (Loss) Income	$(41)	$353	$167	$616

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$6,234	$12,663
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $18,214 at June 30, 2013 and $19,325
at December 31, 2012)	27,011	28,469
Receivables from brokers, dealers, and clearing organizations	395	333
Receivables from brokerage clients — net	12,825	13,458
Other securities owned — at fair value	488	636
Securities available for sale	48,414	46,123
Securities held to maturity (fair value — $25,288 at June 30, 2013 and
$18,732 at December 31, 2012)	25,818	18,194
Loans to banking clients — net	11,732	10,726
Equipment, office facilities, and property — net	711	675
Goodwill	1,231	1,228
Intangible assets — net	290	319
Other assets	758	813
Total assets	$135,907	$133,637
Liabilities and Stockholders’ Equity
Deposits from banking clients	$84,345	$79,377
Payables to brokers, dealers, and clearing organizations	2,150	1,068
Payables to brokerage clients	36,852	40,330
Accrued expenses and other liabilities	1,210	1,641
Long-term debt	1,630	1,632
Total liabilities	126,187	124,048
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregated liquidation
preference of $885 at both June 30, 2013 and December 31, 2012	867	865
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	3,932	3,881
Retained earnings	8,830	8,554
Treasury stock, at cost — 203,545,769 shares at June 30, 2013 and
210,014,305 shares at December 31, 2012	(3,927)	(4,024)
Accumulated other comprehensive income	3	298
Total stockholders’ equity	9,720	9,589
Total liabilities and stockholders’ equity	$135,907	$133,637

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statement of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$462	$470
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	5	4
Net impairment losses on securities	7	25
Stock-based compensation	59	54
Depreciation and amortization	102	96
Premium amortization, net, on securities available for sale and securities held to maturity	92	98
Other	20	1
Originations of loans held for sale	-	(435)
Proceeds from sales of loans held for sale	-	505
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	1,458	3,311
Receivables from brokers, dealers, and clearing organizations	(62)	(86)
Receivables from brokerage clients	631	(885)
Other securities owned	148	168
Other assets	16	49
Payables to brokers, dealers, and clearing organizations	662	212
Payables to brokerage clients	(3,478)	(3,656)
Accrued expenses and other liabilities	42	(163)
Net cash provided by (used for) operating activities	164	(232)
Cash Flows from Investing Activities
Purchases of securities available for sale	(12,587)	(14,114)
Proceeds from sales of securities available for sale	3,004	1,323
Principal payments on securities available for sale	7,017	6,904
Purchases of securities held to maturity	(9,914)	(3,029)
Principal payments on securities held to maturity	2,413	2,566
Net increase in loans to banking clients	(976)	(62)
Purchase of equipment, office facilities, and property	(111)	(76)
Other investing activities	2	-
Net cash used for investing activities	(11,152)	(6,488)
Cash Flows from Financing Activities
Net change in deposits from banking clients	4,968	5,403
Repayment of commercial paper	(300)	-
Repayment of long-term debt	(3)	(3)
Net proceeds from preferred stock offerings	-	864
Dividends paid	(184)	(154)
Proceeds from stock options exercised and other	81	20
Other financing activities	(3)	-
Net cash provided by financing activities	4,559	6,130
Decrease in Cash and Cash Equivalents	(6,429)	(590)
Cash and Cash Equivalents at Beginning of Period	12,663	8,679
Cash and Cash Equivalents at End of Period	$6,234	$8,089
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$51	$74
Income taxes	$277	$221
Non-cash investing activities:
Securities purchased during the period but settled after period end	$420	$22

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal and regulatory reserves. Actual results may differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the 2013 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments.

The Company’s significant accounting policies are included in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by its Current Report on Form 8-K filed on June 24, 2013. There have been no significant changes to these accounting policies during the first half of 2013.

2.        Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,422	$202	$16	$18,608
Asset-backed securities	11,895	21	77	11,839
Corporate debt securities	8,306	39	26	8,319
Certificates of deposit	4,915	7	1	4,921
U.S. agency notes	3,740	-	105	3,635
Non-agency residential mortgage-backed securities	700	5	54	651
Commercial paper	160	-	-	160
Other securities	272	9	-	281
Total securities available for sale	$48,410	$283	$279	$48,414
Securities held to maturity:
U.S. agency mortgage-backed securities	$24,887	$184	$643	$24,428
Other securities	931	-	71	860
Total securities held to maturity	$25,818	$184	$714	$25,288

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$-	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	-	-	574
Other securities	278	17	-	295
Total securities available for sale	$45,644	$552	$73	$46,123
Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	-	1	443
Total securities held to maturity	$18,194	$558	$20	$18,732

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S agency mortgage-backed securities	$2,416	$16	$-	$-	$2,416	$16
Asset-backed securities	8,704	70	481	7	9,185	77
Corporate debt securities	2,555	25	250	1	2,805	26
Certificates of deposit	774	1	-	-	774	1
U.S. agency notes	3,635	105	-	-	3,635	105
Non-agency residential mortgage-backed
securities	181	5	401	49	582	54
Total	$18,265	$222	$1,132	$57	$19,397	$279
Securities held to maturity:
U.S. agency mortgage-backed securities	$16,315	$643	$-	$-	$16,315	$643
Other securities	760	71	-	-	760	71
Total	$17,075	$714	$-	$-	$17,075	$714
Total securities with unrealized losses (1)	$35,340	$936	$1,132	$57	$36,472	$993

(1)	The number of investment positions with unrealized losses totaled 238 for securities available for sale and 135 for securities held to maturity.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Asset-backed securities	$-	$-	$801	$2	$801	$2
Corporate debt securities	878	2	-	-	878	2
Certificates of deposit	599	1	-	-	599	1
U.S. agency notes	2,102	3	-	-	2,102	3
Non-agency residential mortgage-backed
securities	46	1	549	64	595	65
Total	$3,625	$7	$1,350	$66	$4,975	$73
Securities held to maturity:
U.S. agency mortgage-backed
securities	$2,680	$19	$-	$-	$2,680	$19
Other securities	240	1	-	-	240	1
Total	$2,920	$20	$-	$-	$2,920	$20
Total securities with unrealized losses (1)	$6,545	$27	$1,350	$66	$7,895	$93

(1)	The number of investment positions with unrealized losses totaled 139 for securities available for sale and 24 for securities held to maturity.

Non-agency residential mortgage-backed securities include securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac Corporation (FICO) credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of certain of its Alt-A and Prime residential mortgage-backed securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $3 million and $7 million during the second quarter and first half of 2013, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of additional impairment losses.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in or reclassified from other comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$163	$145	$159	$127
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was not previously recognized	1	4	1	5
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was previously recognized	2	3	6	20
Balance at end of period	$166	$152	$166	$152

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at June 30, 2013, are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$122	$3,974	$14,512	$18,608
Asset-backed securities	-	856	1,060	9,923	11,839
Corporate debt securities	2,234	6,085	-	-	8,319
Certificates of deposit	3,028	1,893	-	-	4,921
U.S. agency notes	-	1,781	1,854	-	3,635
Non-agency residential mortgage-backed
securities (1)	-	2	3	646	651
Commercial paper	160	-	-	-	160
Other securities	-	-	-	281	281
Total fair value	$5,422	$10,739	$6,891	$25,362	$48,414
Total amortized cost	$5,412	$10,773	$6,888	$25,337	$48,410
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$-	$11,458	$12,970	$24,428
Other securities	-	100	334	426	860
Total fair value	$-	$100	$11,792	$13,396	$25,288
Total amortized cost	$-	$100	$12,219	$13,499	$25,818

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Proceeds	$3,004	$1,073	$3,004	$1,323
Gross realized gains	$3	$2	$3	$2
Gross realized losses	$-	$-	$-	$-

3.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	June 30,	December 31,
	2013	2012
Residential real estate mortgages	$7,470	$6,507
Home equity lines of credit	3,125	3,287
Personal loans secured by securities	1,166	963
Other	28	25
Total loans to banking clients (1)	11,789	10,782
Allowance for loan losses	(57)	(56)
Total loans to banking clients – net	$11,732	$10,726

(1)	All loans are evaluated for impairment by loan segment.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $5.5 billion and $5.4 billion at June 30, 2013, and December 31, 2012, respectively.

Changes in the allowance for loan losses were as follows:

Three Months Ended	June 30, 2013			June 30, 2012
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$40	$19	$59	$37	$13	$50
Charge-offs	(1)	(1)	(2)	(1)	(2)	(3)
Recoveries	-	1	1	-	-	-
Provision for loan losses	1	(2)	(1)	(2)	6	4
Balance at end of period	$40	$17	$57	$34	$17	$51

Six Months Ended	June 30, 2013			June 30, 2012
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$36	$20	$56	$40	$14	$54
Charge-offs	(3)	(3)	(6)	(4)	(4)	(8)
Recoveries	1	1	2	1	-	1
Provision for loan losses	6	(1)	5	(3)	7	4
Balance at end of period	$40	$17	$57	$34	$17	$51

Included in the loan portfolio are nonaccrual loans totaling $43 million and $48 million at June 30, 2013 and December 31, 2012, respectively. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2013 or December 31, 2012. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $46 million and $54 million at June 30, 2013 and December 31, 2012, respectively. Troubled debt restructurings were not material at June 30, 2013 or December 31, 2012.

In 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. Schwab Bank purchased First Mortgages of $928 million and $515 million during the second quarters of 2013 and 2012, respectively, and $2.2 billion and $586 million during the first halves of 2013 and 2012, respectively. The First Mortgages purchased under the Program are included in the First mortgages loan class in the tables below.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The delinquency analysis by loan class is as follows:

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
June 30, 2013	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$7,259	$14	$1	$27	$42	$7,301
Purchased first mortgages	162	2	-	5	7	169
Home equity lines of credit	3,108	4	3	10	17	3,125
Personal loans secured by securities	1,165	-	-	1	1	1,166
Other	28	-	-	-	-	28
Total loans to banking clients	$11,722	$20	$4	$43	$67	$11,789

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
December 31, 2012	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$6,291	$22	$2	$33	$57	$6,348
Purchased first mortgages	154	1	-	4	5	159
Home equity lines of credit	3,269	5	2	11	18	3,287
Personal loans secured by securities	963	-	-	-	-	963
Other	22	3	-	-	3	25
Total loans to banking clients	$10,699	$31	$4	$48	$83	$10,782

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), LTV ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in June 2013. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
June 30, 2013	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2009	$756	$56	$812	$2,172
2009	238	4	242	292
2010	644	9	653	215
2011	912	42	954	175
2012	2,731	27	2,758	172
2013	2,020	31	2,051	99
Total	$7,301	$169	$7,470	$3,125
Origination FICO
<620	$10	$2	$12	$-
620 – 679	99	15	114	21
680 – 739	1,285	34	1,319	599
>740	5,907	118	6,025	2,505
Total	$7,301	$169	$7,470	$3,125
Updated FICO
<620	$50	$5	$55	$44
620 – 679	192	11	203	111
680 – 739	1,020	32	1,052	488
>740	6,039	121	6,160	2,482
Total	$7,301	$169	$7,470	$3,125
Origination LTV
<70%	$4,900	$114	$5,014	$2,101
>70% – <90%	2,385	49	2,434	999
>90% – <100%	16	6	22	25
Total	$7,301	$169	$7,470	$3,125

				Percent of Loans
				that are 90+ Days
				Past Due and
		Weighted		Less than 90 Days
		Average	Utilization	Past Due but on
June 30, 2013	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$5,830	773	N/A	0.04%
>70% – <90%	1,355	763	N/A	0.27%
>90% – <100%	119	744	N/A	0.88%
>100%	166	733	N/A	7.72%
Total	$7,470	770	N/A	0.27%
Home equity lines of credit:
Estimated Current LTV
<70%	$1,945	772	36%	0.10%
>70% – <90%	783	764	48%	0.24%
>90% – <100%	173	754	56%	0.45%
>100%	224	747	59%	0.95%
Total	$3,125	767	40%	0.22%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
December 31, 2012	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2009	$867	$62	$929	$2,338
2009	305	6	311	338
2010	909	12	921	249
2011	1,270	53	1,323	198
2012	2,997	26	3,023	164
Total	$6,348	$159	$6,507	$3,287
Origination FICO
<620	$10	$1	$11	$-
620 – 679	98	16	114	23
680 – 739	1,141	40	1,181	633
>740	5,099	102	5,201	2,631
Total	$6,348	$159	$6,507	$3,287
Updated FICO
<620	$54	$6	$60	$49
620 – 679	191	13	204	117
680 – 739	940	34	974	510
>740	5,163	106	5,269	2,611
Total	$6,348	$159	$6,507	$3,287
Origination LTV
<70%	$4,189	$97	$4,286	$2,225
>70% – <90%	2,142	54	2,196	1,036
>90% – <100%	17	8	25	26
Total	$6,348	$159	$6,507	$3,287

				Percent of Loans
				that are 90+ Days
				Past Due and
		Weighted		Less than 90 Days
		Average	Utilization	Past Due but on
December 31, 2012	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$4,162	772	N/A	0.05%
>70% – <90%	1,841	764	N/A	0.22%
>90% – <100%	168	750	N/A	0.51%
>100%	336	741	N/A	5.34%
Total	$6,507	768	N/A	0.38%
Home equity lines of credit:
Estimated Current LTV
<70%	$1,559	773	36%	0.14%
>70% – <90%	1,020	766	46%	0.18%
>90% – <100%	267	759	54%	0.44%
>100%	441	753	59%	1.06%
Total	$3,287	767	42%	0.31%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowings at June 30, 2013 and December 31, 2012.

4.       Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At June 30, 2013, the aggregate face amount of these LOCs totaled $240 million. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks, or by providing cash as collateral. At June 30, 2013, the aggregate face amount of these LOCs totaled $32 million. There were no funds drawn under any of these LOCs at June 30, 2013.

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

optionsXpress Regulatory Matters: optionsXpress entities and individual employees are respondents in certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Trial in the proceeding commenced September 5, 2012. In a decision issued June 7, 2013, the judge held that optionsXpress violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered the firm to pay disgorgement and penalties. The Company continues to dispute the allegations and is appealing the decision. Separately, on April 19, 2012, the SEC instituted an administrative proceeding alleging violations of the broker-dealer registration requirements by an unregistered optionsXpress entity. On September 5, 2012, the judge hearing the case ruled on summary disposition that applicable registration requirements were violated. Certain other issues, including relief, remain to be determined at trial. The Company continues to dispute the allegations and is contesting the charges. The Company has a contingent liability associated with the two separate matters, which was not material at June 30, 2013.

5.        Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the quarter ended June 30, 2013, or the year ended December 31, 2012. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2013, or December 31, 2012.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$18	$-	$-	$18
Commercial paper	-	21	-	21
Total cash equivalents	18	21	-	39
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	-	2,651	-	2,651
U.S. Government securities	-	2,148	-	2,148
Total investments segregated and on deposit for regulatory
purposes	-	4,799	-	4,799
Other securities owned:
Schwab Funds® money market funds	218	-	-	218
Equity and bond mutual funds	214	1	-	215
State and municipal debt obligations	-	33	-	33
Equity, U.S. Government and corporate debt, and other
securities	-	22	-	22
Total other securities owned	432	56	-	488
Securities available for sale:
U.S. agency mortgage-backed securities	-	18,608	-	18,608
Asset-backed securities	-	11,839	-	11,839
Corporate debt securities	-	8,319	-	8,319
Certificates of deposit	-	4,921	-	4,921
U.S. agency notes	-	3,635	-	3,635
Non-agency residential mortgage-backed securities	-	651	-	651
Commercial paper	-	160	-	160
Other securities	-	281	-	281
Total securities available for sale	-	48,414	-	48,414
Total	$450	$53,290	$-	$53,740

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$413	$-	$-	$413
Commercial paper	-	1,076	-	1,076
Total cash equivalents	413	1,076	-	1,489
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	-	2,976	-	2,976
U.S. Government securities	-	1,767	-	1,767
Total investments segregated and on deposit for regulatory
purposes	-	4,743	-	4,743
Other securities owned:
Schwab Funds® money market funds	329	-	-	329
Equity and bond mutual funds	217	-	-	217
State and municipal debt obligations	-	48	-	48
Equity, U.S. Government and corporate debt, and other
securities	2	40	-	42
Total other securities owned	548	88	-	636
Securities available for sale:
U.S. agency mortgage-backed securities	-	20,476	-	20,476
Asset-backed securities	-	8,164	-	8,164
Corporate debt securities	-	6,256	-	6,256
Certificates of deposit	-	6,161	-	6,161
U.S. agency notes	-	3,464	-	3,464
Non-agency residential mortgage-backed securities	-	733	-	733
Commercial paper	-	574	-	574
Other securities	-	295	-	295
Total securities available for sale	-	46,123	-	46,123
Total	$961	$52,030	$-	$52,991

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. There were no significant changes in these methodologies or assumptions during the quarter ended June 30, 2013. The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
June 30, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$6,195	$-	$6,195	$-	$6,195
Cash and investments segregated and
on deposit for regulatory purposes	22,206	-	22,206	-	22,206
Receivables from brokers, dealers, and
clearing organizations	395	-	395	-	395
Receivables from brokerage clients – net	12,821	-	12,821	-	12,821
Securities held to maturity:
U.S. agency mortgage-backed securities	24,887	-	24,428	-	24,428
Other securities	931	-	860	-	860
Total securities held to maturity	25,818	-	25,288	-	25,288
Loans to banking clients – net:
Residential real estate mortgages	7,430	-	7,451	-	7,451
Home equity lines of credit	3,108	-	3,059	-	3,059
Personal loans secured by securities	1,166	-	1,166	-	1,166
Other	28	-	28	-	28
Total loans to banking clients – net	11,732	-	11,704	-	11,704
Other assets	63	-	63	-	63
Total	$79,230	$-	$78,672	$-	$78,672
Liabilities:
Deposits from banking clients	$84,345	$-	$84,345	$-	$84,345
Payables to brokers, dealers, and clearing
organizations	2,150	-	2,150	-	2,150
Payables to brokerage clients	36,852	-	36,852	-	36,852
Accrued expenses and other liabilities	426	-	426	-	426
Long-term debt	1,630	-	1,738	-	1,738
Total	$125,403	$-	$125,511	$-	$125,511

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2012	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$11,174	$-	$11,174	$-	$11,174
Cash and investments segregated and
on deposit for regulatory purposes	23,723	-	23,723	-	23,723
Receivables from brokers, dealers, and
clearing organizations	333	-	333	-	333
Receivables from brokerage clients – net	13,453	-	13,453	-	13,453
Securities held to maturity:
U.S. agency mortgage-backed securities	17,750	-	18,289	-	18,289
Other securities	444	-	443	-	443
Total securities held to maturity	18,194	-	18,732	-	18,732
Loans to banking clients – net:
Residential real estate mortgages	6,471	-	6,687	-	6,687
Home equity lines of credit	3,267	-	3,295	-	3,295
Personal loans secured by securities	963	-	963	-	963
Other	25	-	24	-	24
Total loans to banking clients – net	10,726	-	10,969	-	10,969
Other assets	64	-	64	-	64
Total	$77,667	$-	$78,448	$-	$78,448
Liabilities:
Deposits from banking clients	$79,377	$-	$79,377	$-	$79,377
Payables to brokers, dealers, and clearing
organizations	1,068	-	1,068	-	1,068
Payables to brokerage clients	40,330	-	40,330	-	40,330
Accrued expenses and other liabilities	353	-	353	-	353
Long-term debt	1,632	-	1,782	-	1,782
Total	$122,760	$-	$122,910	$-	$122,910

Securities lending: Payables from brokers, dealers, and clearing organizations include securities loaned. The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.2 billion at June 30, 2013 and $852 million at December 31, 2012. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients, which are included in receivables from brokers, dealers, and clearing organizations. The fair value of these borrowed securities was $115 million at June 30, 2013 and $121 million at December 31, 2012. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

Resale agreements: Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. The Company’s resale agreements are not subject to enforceable master netting arrangements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

6.        Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive (loss) income are as follows:

Three Months Ended June 30,		2013			2012
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(477)	$179	$(298)	$119	$(45)	$74
Reclassification of impairment charges
included in net impairment losses
on securities	3	-	3	7	(2)	5
Other reclassifications included in
other revenue	(3)	1	(2)	(1)	-	(1)
Change in net unrealized gain on
securities available for sale	(477)	180	(297)	125	(47)	78
Other comprehensive (loss) income	$(477)	$180	$(297)	$125	$(47)	$78

Six Months Ended June 30,		2013			2012
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(480)	$181	$(299)	$208	$(77)	$131
Reclassification of impairment charges
included in net impairment losses
on securities	7	(2)	5	25	(9)	16
Other reclassifications included in
other revenue	(3)	1	(2)	(1)	-	(1)
Change in net unrealized gain on
securities available for sale	(476)	180	(296)	232	(86)	146
Other	1	-	1	-	-	-
Other comprehensive (loss) income	$(475)	$180	$(295)	$232	$(86)	$146

Accumulated other comprehensive income balances are as follows:

	Net unrealized		Total
	gain on securities		accumulated other
	available for sale	Other	comprehensive income
Balance at December 31, 2011	$10	$(2)	$8
Other net changes	146	-	146
Balance at June 30, 2012	$156	$(2)	$154
Balance at December 31, 2012	$299	$(1)	$298
Other net changes	(296)	1	(295)
Balance at June 30, 2013	$3	$-	$3

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.        Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares include, if dilutive, the effect of outstanding stock options and unvested restricted stock awards and units. EPS under the basic and diluted computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$256	$275	$462	$470
Preferred stock dividends	(23)	(14)	(31)	(14)
Net income available to common stockholders	$233	$261	$431	$456
Weighted-average common shares outstanding — basic	1,282	1,273	1,280	1,272
Common stock equivalent shares related to stock incentive plans	6	1	5	1
Weighted-average common shares outstanding — diluted (1)	1,288	1,274	1,285	1,273
Basic EPS	$.18	$.20	$.33	$.36
Diluted EPS	$.18	$.20	$.33	$.36

(1)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 28 million and 59 million shares for the second quarters of 2013 and 2012, respectively, and 32 million and 61 million shares for the first halves of 2013 and 2012, respectively.

8.        Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the OCC). CSC is currently not subject to specific statutory capital requirements, however CSC is required to serve as a source of strength for Schwab Bank. Under the new regulatory capital rules, which implemented Basel III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” CSC will be subject to minimum leverage and minimum risk-based capital ratio requirements beginning on January 1, 2015.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At June 30, 2013, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at June 30, 2013, are as follows:

			Minimum Capital		Minimum to be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,961	18.6%	$1,280	4.0%	$1,920	6.0%
Total Risk-Based Capital	$6,020	18.8%	$2,560	8.0%	$3,200	10.0%
Tier 1 Leverage	$5,961	6.6%	$3,637	4.0%	$4,546	5.0%
Tangible Equity	$5,961	6.6%	$1,818	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2013, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since June 30, 2013, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at June 30, 2013, are as follows:

						Net Capital
					Net Capital	in Excess of
		% of	Minimum	2% of	in Excess of	5% of
		Aggregate	Net Capital	Aggregate	Required	Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,334	10%	$0.250	$280	$1,054	$634
optionsXpress, Inc.	$92	27%	$1	$7	$85	$75

9.        Segment Information

The Company structures its operating segments according to its clients and the services provided to those clients. The Company’s two reportable segments are Investor Services and Advisor Services. In the first quarter of 2013, the Company realigned its reportable segments as a result of organizational changes. The segment formerly reported as Institutional Services was renamed to Advisor Services. Additionally, the Retirement Plan Services and Corporate Brokerage Services business units are now part of the Investor Services segment. Prior period segment information has been recast to reflect these organizational changes. The Investor Services segment provides retail brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors, and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank. Revenues and expenses are allocated to the Company’s two segments based on which segment services the client.

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net Revenues:
Asset management and administration fees	$402	$350	$170	$148	$-	$(2)	$572	$496
Net interest revenue	418	407	55	51	-	-	473	458
Trading revenue	160	156	75	63	-	-	235	219
Other (1)	43	29	16	19	-	73	59	121
Provision for loan losses	1	(3)	-	(1)	-	-	1	(4)
Net impairment losses on securities	(3)	(6)	-	(1)	-	-	(3)	(7)
Total net revenues	1,021	933	316	279	-	71	1,337	1,283
Expenses Excluding Interest	722	667	203	184	-	-	925	851
Income before taxes on income	$299	$266	$113	$95	$-	$71	$412	$432
Taxes on income							156	157
Net Income							$256	$275

	Investor Services		Advisor Services		Unallocated		Total
Six Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net Revenues:
Asset management and administration fees	$789	$691	$335	$290	$-	$(1)	$1,124	$980
Net interest revenue	831	791	111	101	-	-	942	892
Trading revenue	309	330	149	132	-	-	458	462
Other (1)	85	61	30	34	-	72	115	167
Provision for loan losses	(4)	(3)	(1)	(1)	-	-	(5)	(4)
Net impairment losses on securities	(7)	(23)	-	(2)	-	-	(7)	(25)
Total net revenues	2,003	1,847	624	554	-	71	2,627	2,472
Expenses Excluding Interest	1,473	1,357	411	370	-	-	1,884	1,727
Income before taxes on income	$530	$490	$213	$184	$-	$71	$743	$745
Taxes on income							281	275
Net Income							$462	$470

(1)	Unallocated amount includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

10.      Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2013, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its universal automatic shelf registration statement on file with the SEC. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Results for the second quarters and first halves of 2013 and 2012 are:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2013	2012	Change	2013	2012	Change
Client Activity Metrics:
Net new client assets (1) (in billions)	$(21.7)	$16.0	N/M	$21.7	$54.9	(60)%
Client assets (in billions, at quarter end)	$2,050.9	$1,802.4	14%
New brokerage accounts (in thousands)	243	221	10%	487	461	6%
Active brokerage accounts (in thousands,
at quarter end)	8,962	8,720	3%
Company Financial Metrics:
Net revenues (2)	$1,337	$1,283	4%	$2,627	$2,472	6%
Expenses excluding interest	925	851	9%	1,884	1,727	9%
Income before taxes on income	412	432	(5)%	743	745	-
Taxes on income	156	157	(1)%	281	275	2%
Net income	$256	$275	(7)%	$462	$470	(2)%
Preferred stock dividends	$23	$14	64%	$31	$14	121%
Net income available to common stockholders	$233	$261	(11)%	$431	$456	(5)%
Earnings per common share – diluted	$.18	$.20	(10)%	$.33	$.36	(8)%
Net revenue growth from prior year	4%	8%		6%	3%
Pre-tax profit margin	30.8%	33.7%		28.3%	30.1%
Return on average common stockholders’
equity (annualized) (3)	10%	13%		10%	11%
Annualized net revenue per average full-time
equivalent employee (in thousands)	$385	$372	3%	$375	$356	5%

(1)

Includes outflows of $44.3 billion in the second quarter of 2013 relating to the planned transfer of a mutual fund clearing services client. Includes inflows of $12.0 billion in the first quarter of 2012 from a mutual fund clearing services client.

(2)	Includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.
(3)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

The broad equity markets improved during the second quarter of 2013 compared to the second quarter of 2012, as the Standard & Poor’s 500 Index, Dow Jones Industrial Average, and Nasdaq Composite Index increased 18%, 16%, and 16%, respectively. Short-term interest rates were constrained as the federal funds target rate remained unchanged at a range of zero to 0.25% and the average three-month Treasury Bill yield decreased by 4 basis points to 0.04% during the second quarter of 2013 compared to the second quarter of 2012. Long-term interest rates increased during the second quarter of 2013, including the average 10-year Treasury yield, which increased by 16 basis points to 1.97%. This rate movement had a limited effect on the Company’s net interest revenue during the second quarter of 2013.

The Company produced strong business growth during the second quarter of 2013 – core net new client assets totaled $22.6 billion, up 41% from the second quarter of 2012. Total client assets ended the quarter at $2.05 trillion, up 14% from the second quarter of 2012. In addition, the Company added 243,000 new brokerage accounts to its client base during the second quarter of 2013, up 10%, and active brokerage accounts were 9.0 million,  up 3% on a year-over-year basis.

For the second quarter of 2013, the Company’s strength in asset gathering and growing client base helped net revenues grow by 4% from the second quarter of 2012. All of the Company’s major sources of net revenues (asset management and

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

administration fees, trading revenue, and net interest revenue) increased, which were partially offset by a decrease in other revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solutions fees. Trading revenue increased primarily due to higher daily average revenue trades. Net interest revenue increased primarily due to higher balances of interest-earning assets partially offset by the effect of lower average short-term interest rates. Other revenue decreased primarily due to a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

For the first half of 2013, net revenues increased by 6% compared to the first half of 2012 primarily due to increases in asset management and administration fees and net interest revenue, partially offset by a decrease in other revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solutions fees. Net interest revenue increased primarily due to higher balances of interest-earning assets partially offset by the effect of lower average short-term interest rates. Other revenue decreased primarily due to the pre-tax gain of $70 million discussed above.

Expenses excluding interest increased by 9% in both the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to increases in compensation and benefits, advertising and market development, and professional services.  Compensation and benefits expense increased in the second quarter and first half of 2013 primarily due to higher incentive compensation relating to the transition to a new payout schedule for field incentive plans and increased field sales volume. The increase in compensation and benefits in the first half of 2013 was also due to increased and accelerated health savings account (HSA) contributions and equity incentive plan changes to vesting for retirement-eligible employees in the first quarter of 2013.

As a result of the Company’s strong key client activity metrics, the Company achieved a pre-tax profit margin of 30.8% and 28.3% in the second quarter and first half of 2013, respectively. Overall, net income decreased by 7% and 2% and return on average common stockholders’ equity declined to 10% in both the second quarter and first half of 2013 compared to the second quarter and first half of 2012, respectively. As discussed above, the year earlier periods include the pre-tax gain of $70 million (after-tax of $44 million), which affected the comparability of the Company’s financial metrics year-over-year.

Subsequent Event

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its universal automatic shelf registration statement (Shelf Registration Statement) on file with the Securities and Exchange Commission. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

As discussed above, short-term interest rates declined further during the second quarter of 2013. To the extent these rates remain at low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low short-term interest rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees so that the funds can maintain a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the stated management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

On July 2, 2013, the Board of Governors of the Federal Reserve System (the Federal Reserve) issued the regulatory capital rules, which implemented Basel III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act), that will be phased in beginning on January 1, 2015. The final rules will subject savings and loan holding companies, such as CSC, to consolidated capital requirements. In addition, the final rules establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. On July 9, 2013, the Office of the Comptroller of the Currency (the OCC) issued similar regulatory capital rules applicable to federal savings banks, including Schwab Bank. The Company is evaluating the impact of the new rules, but does not expect them to have a material impact on the Company’s business, financial condition, or results of operations.

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

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2013 compared to the same periods in 2012.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees, net interest revenue, and trading revenue increased  in the second quarter of 2013 compared to the second quarter of 2012. Asset management and administration fees and net interest revenue increased, while trading revenue was relatively flat in the first half of 2013 compared to the first half of 2012.

Three Months Ended June 30,		2013		2012
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	3%	$226		$220
Fee waivers	8%	(157)		(146)
Schwab money market funds after fee waivers	(7)%	69	5%	74	6%
Equity and bond funds	23%	38	3%	31	2%
Mutual Fund OneSource®	16%	191	14%	164	13%
Total mutual funds	11%	298	22%	269	21%
Advice solutions	26%	177	13%	140	11%
Other	11%	97	8%	87	7%
Asset management and administration fees	15%	572	43%	496	39%
Net interest revenue
Interest revenue	-	499	37%	497	39%
Interest expense	(33)%	(26)	(2)%	(39)	(3)%
Net interest revenue	3%	473	35%	458	36%
Trading revenue
Commissions	10%	226	17%	205	16%
Principal transactions	(36)%	9	1%	14	1%
Trading revenue	7%	235	18%	219	17%
Other	(51)%	59	4%	121	9%
Provision for loan losses	(125)%	1	-	(4)	-
Net impairment losses on securities	(57)%	(3)	-	(7)	(1)%
Total net revenues	4%	$1,337	100%	$1,283	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,		2013		2012
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	3%	$456		$442
Fee waivers	1%	(312)		(309)
Schwab money market funds after fee waivers	8%	144	6%	133	5%
Equity and bond funds	16%	73	3%	63	3%
Mutual Fund OneSource®	14%	375	14%	330	13%
Total mutual funds	13%	592	23%	526	21%
Advice solutions	22%	340	13%	279	12%
Other	10%	192	7%	175	7%
Asset management and administration fees	15%	1,124	43%	980	40%
Net interest revenue
Interest revenue	3%	996	38%	969	39%
Interest expense	(30)%	(54)	(2)%	(77)	(3)%
Net interest revenue	6%	942	36%	892	36%
Trading revenue
Commissions	1%	437	16%	434	18%
Principal transactions	(25)%	21	1%	28	1%
Trading revenue	(1)%	458	17%	462	19%
Other	(31)%	115	4%	167	6%
Provision for loan losses	25%	(5)	-	(4)	-
Net impairment losses on securities	(72)%	(7)	-	(25)	(1)%
Total net revenues	6%	$2,627	100%	$2,472	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as third-party mutual fund service fees, trust fees, 401k record keeping fees, and mutual fund clearing and other service fees. Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity. For a discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment and Other Developments.”

Asset management and administration fees increased by $76 million, or 15%, and $144 million, or 15%, in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to increases in mutual fund service fees and advice solutions fees.

Mutual fund service fees increased by $29 million, or 11%, and $66 million, or 13%, in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advice solutions fees increased by $37 million, or 26%, and $61 million, or 22%, in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to growth in client assets enrolled in advisory offers, including Windhaven®, Schwab Private Client™, and ThomasPartners®.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. Overall, the majority of the Company’s interest-earning assets and interest-bearing liabilities are sensitive to changes in short-term interest rates. The Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). When interest rates fall, the Company may attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock in asset yields, and by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. For discussion of the impact of current market conditions on net interest revenue, see “Current Market and Regulatory Environment and Other Developments.”

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended June 30,	2013			2012
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$6,148	$3	0.20%	$5,721	$4	0.28%
Cash and investments segregated	26,438	9	0.14%	25,429	11	0.17%
Broker-related receivables (1)	398	-	0.12%	306	-	0.06%
Receivables from brokerage clients	11,571	106	3.67%	11,091	115	4.17%
Securities available for sale (2)	48,611	137	1.13%	38,407	152	1.59%
Securities held to maturity	22,857	133	2.33%	15,240	108	2.85%
Loans to banking clients	11,603	79	2.73%	9,884	77	3.13%
Loans held for sale (1)	-	-	-	18	-	4.04%
Total interest-earning assets	127,626	467	1.47%	106,096	467	1.77%
Other interest revenue		32			30
Total interest-earning assets	$127,626	$499	1.57%	$106,096	$497	1.88%
Funding sources:
Deposits from banking clients	$82,260	$7	0.03%	$62,560	$10	0.06%
Payables to brokerage clients (1)	31,164	-	0.01%	29,977	-	0.01%
Long-term debt	1,630	17	4.18%	1,999	27	5.43%
Total interest-bearing liabilities	115,054	24	0.08%	94,536	37	0.16%
Non-interest-bearing funding sources	12,572			11,560
Other interest expense		2			2
Total funding sources	$127,626	$26	0.08%	$106,096	$39	0.14%
Net interest revenue		$473	1.49%		$458	1.74%

(1)	Interest revenue or expense was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2013			2012
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$7,023	$8	0.23%	$6,134	$8	0.26%
Cash and investments segregated	27,011	21	0.16%	26,140	21	0.16%
Broker-related receivables (1)	379	-	0.13%	311	-	0.07%
Receivables from brokerage clients	11,457	212	3.73%	10,646	221	4.17%
Securities available for sale (2)	47,764	275	1.16%	37,302	297	1.60%
Securities held to maturity	21,965	264	2.42%	15,106	207	2.76%
Loans to banking clients	11,348	159	2.83%	9,874	156	3.18%
Loans held for sale	-	-	-	36	1	4.12%
Total interest-earning assets	126,947	939	1.49%	105,549	911	1.74%
Other interest revenue		57			58
Total interest-earning assets	$126,947	$996	1.58%	$105,549	$969	1.85%
Funding sources:
Deposits from banking clients	$81,306	$17	0.04%	$61,833	$20	0.07%
Payables to brokerage clients	31,627	1	0.01%	30,266	1	0.01%
Long-term debt	1,631	34	4.20%	2,000	54	5.43%
Total interest-bearing liabilities	114,564	52	0.09%	94,099	75	0.16%
Non-interest-bearing funding sources	12,383			11,450
Other interest expense		2			2
Total funding sources	$126,947	$54	0.08%	$105,549	$77	0.15%
Net interest revenue		$942	1.50%		$892	1.70%

(1)	Interest revenue was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the second quarter and first half of 2013 compared to the same periods in 2012, primarily due to higher balances of interest-earning assets, including securities available for sale and securities held to maturity, partially offset by the effect of lower average short-term interest rates. The current low interest rate environment limited the extent to which the Company could reduce interest expense paid on funding sources. The growth in the average balance of deposits from banking clients funded the increase in the balances of securities available for sale and securities held to maturity. The increase in net interest revenue was also due to the redemption of higher rate trust preferred securities and the exchange of higher rate Senior Notes in the third quarter of 2012.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue increased by $16 million, or 7%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to higher daily average revenue trades. Trading revenue remained relatively flat in the first half of 2013 compared to the first half of 2012 as trading activity remained relatively muted. Daily average revenue trades increased in the second quarter of 2013 primarily due to a higher volume of equity and mutual fund trades, partially offset by a lower volume of future and option trades. Daily average revenue trades were relatively flat in the first half of 2013 primarily due to a lower volume of future and option trades, partially offset by a higher volume of mutual fund trades. Average revenue per revenue trade also remained relatively flat in the second quarter and first half of 2013 compared to the same periods in 2012.

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2013	2012	Change	2013	2012	Change
Daily average revenue trades (1) (in thousands)	301.5	285.2	6%	300.2	301.7	-
Clients’ daily average trades (2) (in thousands)	497.2	435.6	14%	498.0	455.8	9%
Number of trading days	64.0	63.0	2%	124.0	125.0	(1)%
Average revenue per revenue trade	$12.19	$12.15	-	$12.26	$12.25	-

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and ETFs, and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Other Revenue

Other revenue includes nonrecurring gains, order flow revenue, software fees from the Company’s portfolio management services, exchange processing fees, realized gains or losses on sales of securities available for sale, and other service fees. Other revenue decreased by $62 million, or 51%, and $52 million, or 31%, in the second quarter and first half of 2013 compared to the same periods in 2012, respectively, primarily due to a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. The decrease in other revenue was partially offset by an increase in order flow revenue that Schwab began receiving in November 2012.

Net Impairment Losses on Securities

Net impairment losses on securities were $3 million and $7 million in the second quarter and first half of 2013, respectively, and $7 million and $25 million in the second quarter and first half of 2012, respectively. These charges were lower in the second quarter and first half of 2013, reflecting a stabilization of the credit characteristics of the securities’ underlying loans. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 2. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to increases in compensation and benefits, advertising and market development, and professional services.

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2013	2012	Change	2013	2012	Change
Compensation and benefits	$494	$446	11%	$1,030	$911	13%
Professional services	106	93	14%	205	189	8%
Occupancy and equipment	77	80	(4)%	154	156	(1)%
Advertising and market development	67	57	18%	141	124	14%
Communications	56	55	2%	110	113	(3)%
Depreciation and amortization	51	48	6%	102	96	6%
Other	74	72	3%	142	138	3%
Total expenses excluding interest	$925	$851	9%	$1,884	$1,727	9%
Expenses as a percentage of total net revenues:
Total expenses excluding interest	69%	66%		72%	70%
Advertising and market development	5%	4%		5%	5%

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

Compensation and benefits expense increased by $48 million, or 11%, and $119 million, or 13%, in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to increases in salaries and wages and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2013	2012	Change	2013	2012	Change
Salaries and wages	$280	$259	8%	$564	$530	6%
Incentive compensation	140	115	22%	303	231	31%
Employee benefits and other	74	72	3%	163	150	9%
Total compensation and benefits expense	$494	$446	11%	$1,030	$911	13%
Compensation and benefits expense as a
percentage of total net revenues:
Salaries and wages	21%	20%		21%	22%
Incentive compensation	10%	9%		12%	9%
Employee benefits and other	6%	6%		6%	6%
Total compensation and benefits expense	37%	35%		39%	37%
Full-time equivalent employees (1) (in thousands)
At quarter end	13.9	13.7	1%
Average	13.9	13.8	1%	14.0	13.9	1%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Salaries and wages increased in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to annual salary increases.

Incentive compensation increased in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to the transition to a new payout schedule for field incentive plans and increased individual sales performance as a result of higher field sales volume. The increase in incentive compensation in the first half of 2013 was also due to equity incentive plan changes to vesting for retirement-eligible employees and higher discretionary bonuses in the first quarter of 2013.

Employee benefits and other expense increased in the first half of 2013 compared to the first half of 2012 primarily due to payroll taxes related to the increase in incentive compensation, and increased and accelerated contributions to new employee HSAs. The Company funded its entire annual contribution to employee HSAs in the first quarter of 2013. The Company is converting to HSA-focused healthcare and employee enrollment in these plans has risen significantly in 2013.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to an increase in fees paid to outsourced service providers and consultants and higher spending on printing and fulfillment services.

Advertising and market development expense increased in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to higher spending on media relating to the launch of the Company’s new advertising and branding initiative, Own your tomorrow™, and customer promotions.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.9% and 36.3% for the second quarters of 2013 and 2012, respectively. The Company’s effective income tax rate on income before taxes was 37.8% and 36.9% for the first half of 2013 and 2012, respectively. The increase in the second quarter and first half of 2013 was primarily due to the impact of 2012 second quarter non-recurring items on the computation of the effective income tax rate in 2012 and a higher effective state income tax rate in 2013.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. In the first quarter of 2013, the Company realigned its reportable segments as a result of organizational changes. The segment formerly reported as Institutional Services was renamed to Advisor Services. Additionally, the Retirement Plan Services and Corporate Brokerage Services business units are now part of the Investor Services segment. Prior period segment information has been recast to reflect these organizational changes. The Investor Services segment provides retail brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors, and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank. Revenues and expenses are allocated to the Company’s two segments based on which segment services the client. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as significant nonrecurring gains, impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended June 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	15%	$402	$350	15%	$170	$148
Net interest revenue	3%	418	407	8%	55	51
Trading revenue	3%	160	156	19%	75	63
Other	48%	43	29	(16)%	16	19
Provision for loan losses	(133)%	1	(3)	(100)%	-	(1)
Net impairment losses on securities	(50)%	(3)	(6)	(100)%	-	(1)
Total net revenues	9%	1,021	933	13%	316	279
Expenses Excluding Interest	8%	722	667	10%	203	184
Income before taxes on income	12%	$299	$266	19%	$113	$95

	Unallocated			Total
	Percent			Percent
Three Months Ended June 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	N/M	$-	$(2)	15%	$572	$496
Net interest revenue	N/M	-	-	3%	473	458
Trading revenue	N/M	-	-	7%	235	219
Other	N/M	-	73	(51)%	59	121
Provision for loan losses	N/M	-	-	(125)%	1	(4)
Net impairment losses on securities	N/M	-	-	(57)%	(3)	(7)
Total net revenues	N/M	-	71	4%	1,337	1,283
Expenses Excluding Interest	N/M	-	-	9%	925	851
Income before taxes on income	N/M	$-	$71	(5)%	$412	$432
Taxes on income				(1)%	156	157
Net Income				(7)%	$256	$275

N/M Not meaningful.

	Investor Services			Advisor Services
	Percent			Percent
Six Months Ended June 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	14%	$789	$691	16%	$335	$290
Net interest revenue	5%	831	791	10%	111	101
Trading revenue	(6)%	309	330	13%	149	132
Other	39%	85	61	(12)%	30	34
Provision for loan losses	33%	(4)	(3)	-%	(1)	(1)
Net impairment losses on securities	(70)%	(7)	(23)	(100)%	-	(2)
Total net revenues	8%	2,003	1,847	13%	624	554
Expenses Excluding Interest	9%	1,473	1,357	11%	411	370
Income before taxes on income	8%	$530	$490	16%	$213	$184

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Unallocated			Total
	Percent			Percent
Six Months Ended June 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	N/M	$-	$(1)	15%	$1,124	$980
Net interest revenue	N/M	-	-	6%	942	892
Trading revenue	N/M	-	-	(1)%	458	462
Other	N/M	-	72	(31)%	115	167
Provision for loan losses	N/M	-	-	25%	(5)	(4)
Net impairment losses on securities	N/M	-	-	(72)%	(7)	(25)
Total net revenues	N/M	-	71	6%	2,627	2,472
Expenses Excluding Interest	N/M	-	-	9%	1,884	1,727
Income before taxes on income	N/M	$-	$71	-%	$743	$745
Taxes on income				2%	281	275
Net Income				(2)%	$462	$470

N/M Not meaningful.

Investor Services

Net revenues increased by $88 million, or 9%, and $156 million, or 8% in the second quarter and first half of 2013 compared to the same periods in 2012 primarily due to increases in asset management and administration fees, net interest revenue, and other revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solution fees as a result of growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds and client assets enrolled in advisory offers, including Schwab Private Client and Windhaven. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect of lower average short-term interest rates. Other revenue increased primarily due to an increase in order flow revenue that Schwab began receiving in November 2012. The increase in net revenues in the first half of 2013 was partially offset by a decrease in trading revenue, primarily due to lower daily average revenue trades.

Expenses excluding interest increased by $55 million, or 8%, and $116 million, or 9%, in the second quarter and first half of 2013 compared to the same periods in 2012, respectively, primarily due to increases in compensation and benefits, advertising and market development, and professional services expenses.

Advisor Services

Net revenues increased by $37 million, or 13%, and $70 million, or 13%, in the second quarter and first half of 2013 compared to the same periods in 2012, respectively, primarily due to increases in asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees increased primarily due to an increase in mutual fund service fees as a result of growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds and client assets enrolled in advisory offers, including ThomasPartners. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect of lower average short-term interest rates. Trading revenue increased primarily due to higher daily average revenue trades.

Expenses excluding interest increased by $19 million, or 10%, and $41 million, or 11%, in the second quarter and first half of 2013 compared to the same periods in 2012, respectively, primarily due to increases in compensation and benefits and professional services expenses.

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

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC has a Shelf Registration Statement on file with the SEC which enables CSC to issue debt, equity and other securities. CSC maintains excess liquidity in the form of overnight cash deposits and short-term investments to cover daily funding needs and to support growth in the Company’s business. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab, Schwab Bank, and optionsXpress, Inc. are subject to regulatory requirements that may restrict them from certain transactions with CSC, as further discussed below. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab and optionsXpress, Inc.’s net capital.

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. At June 30, 2013, CSC’s Tier 1 Leverage Ratio was 6.3%, Tier 1 Capital Ratio was 17.0%, and Total Capital Ratio was 17.1%.

The following are details of CSC’s long-term debt:

	Par				Standard
June 30, 2013	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,306	2015 - 2022	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at June 30, 2013. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2014. This facility replaced a similar facility that expired in June 2013 and was unused during the first half of 2013. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At June 30, 2013, the minimum level of stockholders’ equity required under this facility was $6.8 billion (CSC’s stockholders’ equity at June 30, 2013, was $9.7 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC also has direct access to $731 million of the $1.0 billion uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first half of 2013.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which is scheduled to expire in December 2014. There were no funds drawn under this facility at June 30, 2013.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $34.8 billion and $37.4 billion at June 30, 2013 and December 31, 2012, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2013, Schwab’s net capital was $1.3 billion (10% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $634 million in excess of 5% of aggregate debit balances.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $92 million at June 30, 2013, is being reduced by a portion of the lease payments over the remaining lease term of 11 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $1.0 billion at June 30, 2013. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for nine days during the first half of 2013, with average daily amounts borrowed of $60 million. There were no borrowings outstanding under these lines at June 30, 2013.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at June 30, 2013. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks, or by providing cash as collateral. At June 30, 2013, the aggregate face amount of these LOCs totaled $32 million. There were no funds drawn under any of these LOCs during the first half of 2013.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. The amount outstanding under this facility at June 30, 2013, was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at June 30, 2013.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at June 30, 2013, were $84.3 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At June 30, 2013, these balances totaled $63.9 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Based on its regulatory capital ratios at June 30, 2013, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

			Minimum Capital		Minimum to be
	Actual		Requirement		Well Capitalized
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,961	18.6%	$1,280	4.0%	$1,920	6.0%
Total Risk-Based Capital	$6,020	18.8%	$2,560	8.0%	$3,200	10.0%
Tier 1 Leverage	$5,961	6.6%	$3,637	4.0%	$4,546	5.0%
Tangible Equity	$5,961	6.6%	$1,818	2.0%	N/A

N/A Not applicable.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At June 30, 2013, $2.7 billion was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2013.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At June 30, 2013, $6.3 billion was available under this facility. There were no funds drawn under this facility during the first half of 2013.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first half of 2013.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.2 billion at June 30, 2013. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

optionsXpress, Inc., is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2013, optionsXpress, Inc.’s net capital was $92 million (27% of aggregate debit balances), which was $85 million in excess of its minimum required net capital and $75 million in excess of 5% of aggregate debit balances.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at June 30, 2013. There were no funds drawn under this LOC during the first half of 2013.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. At June 30, 2013, $80 million was outstanding under this facility. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc.

optionsXpress Holdings, Inc., optionsXpress, Inc.’s parent company, has a term loan with CSC, of which $80 million was outstanding at June 30, 2013, and it matures in December 2017.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2013, was $11.4 billion, up $129 million, or 1%, from December 31, 2012.

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

Long-term Debt

At June 30, 2013, the Company had long-term debt of $1.6 billion, or 14% of total financial capital, that bears interest at a weighted-average rate of 3.84%. At December 31, 2012, the Company had long-term debt of $1.6 billion, or 15% of total financial capital. The Company repaid $3 million of long-term debt in the first half of 2013.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Capital Expenditures

The Company’s capital expenditures were $115 million and $65 million in the first halves of 2013 and 2012, respectively. Capital expenditures in the first half of 2013 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, buildings, and land. Capital expenditures for the first half of 2012 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capitalized costs for developing internal-use software were $37 million and $31 million in the first halves of 2013 and 2012, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s current report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments, management anticipated that 2013 capital expenditures would be approximately 85% higher than 2012. Management currently anticipates that full-year 2013 capital expenditures will be approximately 110% higher than 2012 levels primarily due to the accelerated timing of spending on buildings relating to the consolidation and relocation of the Company’s existing office campus in Colorado, which is expected to be completed in 2014, as well as increased spending on software.

Dividends

CSC paid common stock cash dividends of $155 million ($0.12 per share) and $154 million ($0.12 per share) in the first halves of 2013 and 2012.

CSC paid Series A Preferred Stock cash dividends of $14 million ($35.00 per share) and Series B Preferred Stock cash dividends of $15 million ($30.00 per share) in the first half of 2013.

Share Repurchases

There were no repurchases of CSC’s common stock in the first halves of 2013 or 2012. As of June 30, 2013, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Commitments and Contingencies.”

Risk Management

The Company’s business activities expose it to a variety of risks, including operational, credit, market, liquidity, and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company.

For a discussion on risks that the Company faces and the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

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

Credit Risk Exposures

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses, which is reviewed quarterly by management. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $7.5 billion and HELOCs of $3.1 billion at June 30, 2013.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO score underwriting guidelines related to the Company’s First Mortgage or HELOC portfolios during the first half of 2013. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2013, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At June 30, 2013, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At June 30, 2013, 22% of HELOCs ($699 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 769 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At June 30, 2013, the weighted-average estimated current LTV ratios were 55% and 63% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At June 30, 2013, the weighted-average updated FICO scores were 770 and 767 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At June 30, 2013, $2.4 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at June 30, 2013, approximately 35% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30,	December 31,
	2013	2012
Loan delinquencies (1)	0.57%	0.77%
Nonaccrual loans	0.36%	0.45%
Allowance for loan losses	0.48%	0.52%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $48.4 billion and $25.3 billion at June 30, 2013, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, U.S. agency notes, commercial paper, and other securities. U.S. agency mortgage-backed securities do not have explicit credit ratings, however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

Non-agency residential mortgage-backed securities include securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination). The Company has recognized net impairment losses on these securities. At June 30, 2013, the amortized cost of non-agency residential mortgage-backed securities represented 2% of the total mortgage-backed securities portfolio. These securities were originated between 2003 and 2007. At June 30, 2013, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $43.7 billion at June 30, 2013. Of these, $43.0 billion were issued by U.S. agencies and $651 million were issued by private entities (non-agency securities). The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale.

The Company’s investments in corporate debt securities and commercial paper totaled $8.6 billion at June 30, 2013, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets.

The Company’s loans to banking clients include $6.8 billion of adjustable rate first lien residential real estate mortgage loans at June 30, 2013. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 45% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At June 30, 2013, 46% of the residential real estate mortgages and 51% of the HELOC balances were secured by properties which are located in California.

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

June 30, 2013	Balance
Converted to amortizing loan by period end	$6
Within 1 year	261
> 1 year – 3 years	551
> 3 years – 5 years	722
> 5 years	1,585
Total	$3,125

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $18.6 billion at June 30, 2013.

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of June 30, 2013.

	Fair Value as of June 30, 2013
									United
	Denmark (1)	France	Germany	Italy	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$-	$600	$-	$-	$-	$300	$-	$-	$350	$1,250
Cash and investments
segregated and on deposit
for regulatory purposes	-	-	400	-	-	-	-	-	-	400
Securities available for sale	100	471	100	60	323	100	1,427	700	1,694	4,975
Securities held to maturity	-	-	-	-	-	-	-	100	-	100
Total fair value	$100	$1,071	$500	$60	$323	$400	$1,427	$800	$2,044	$6,725
Total amortized cost	$100	$1,070	$500	$60	$322	$400	$1,425	$800	$2,041	$6,718
Maturities:
Overnight	$-	$600	$400	$-	$-	$300	$-	$-	$350	$1,650
1 day – < 6 months	100	400	100	60	123	-	300	75	398	1,556
6 months – < 1 year	-	-	-	-	-	100	301	75	993	1,469
1 year – 2 years	-	-	-	-	100	-	626	325	303	1,354
> 2 years	-	71	-	-	100	-	200	325	-	696
Total fair value	$100	$1,071	$500	$60	$323	$400	$1,427	$800	$2,044	$6,725

(1)	The exposures in Denmark are also backed by the full faith and credit of the Denmark government.

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At June 30, 2013, the Company had $218 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. There have been no changes to these critical accounting estimates during the first half of 2013.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments, the Company’s annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill on April 1, 2013, management performed a qualitative assessment of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and concluded that goodwill was not impaired.

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

•

the expected impact of the final regulatory capital rules, which implemented Basel III and relevant provisions of the Dodd-Frank Act, and the NSCC proposed rule change (see “Current Market and Regulatory Environment and Other Developments”);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	competitive pressures on rates and fees;
•	the adverse impact of financial reform legislation and related regulations;
•	potential breaches of contractual terms for which the Company has guarantee obligations;
•	adverse developments in litigation or regulatory matters;
•	amounts recovered on insurance policies;
•	the extent of any charges associated with litigation and regulatory matters;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	capital needs and management;
•	the level of field sales volume and related incentive compensation;
•	level of expenses;
•	acquisition integration costs;
•	the level of brokerage client cash balances and deposits from banking clients;
•	the availability and terms of external financing; and
•	timing and impact of changes in the Company’s level of investments in buildings and software.

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

The Company is exposed to interest rate risk primarily from changes in market interest rates on its interest-earning assets relative to changes in the costs of its funding sources that finance these assets. The majority of the Company’s interest-earning assets and interest-bearing liabilities are sensitive to changes in short-term interest rates. To manage the Company’s market risk related to interest rates, management utilizes simulation models, which include the net interest revenue sensitivity analysis described below.

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

For discussion of the impact of current market conditions on asset management and administration fees and net interest revenue, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market and Regulatory Environment and Other Developments.”

The Company’s market risk related to financial instruments held for trading is not material.

Net Interest Revenue Simulation

For the Company’s net interest revenue sensitivity analysis, the Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation includes all interest-sensitive assets and liabilities. Key variables in the simulation include the repricing of financial instruments, prepayment, reinvestment, and product pricing assumptions. The Company uses constant balances and market rates in the simulation assumptions in order to

THE CHARLES SCHWAB CORPORATION

minimize the number of variables and to better isolate risks. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first half of 2013 or year-ending December 31, 2012.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Increase of 100 basis points	11.9%	19.2%
Decrease of 100 basis points	(5.8)%	(10.0)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first half of 2013 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.      Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.      Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Commitments and Contingencies.”

Item 1A.    Risk Factors

During the first half of 2013, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2013:

			Total Number	Approximate
			of Shares Purchased	Dollar Value of
	Total Number		as Part of Publicly	Shares that May
	of Shares	Average	Announced	Yet be Purchased
	Purchased	Price Paid	Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
April:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	9	$17.38	N/A	N/A
May:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	8	$17.39	N/A	N/A
June:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	1	$19.64	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	18	$17.56	N/A	N/A

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

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.      Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.360	The Charles Schwab Corporation 2013 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 16, 2013, filed as Exhibit 10.360 to the Registrant’s Form 8-K dated May 16, 2013, and incorporated herein by reference.	(1)

10.361	Credit Agreement (364 – Day Commitment) dated as of June 7, 2013, between the Registrant and financial institutions therein (supersedes Exhibit 10.350).

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013 (supersedes Exhibit 10.323).	(1)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 6, 2013	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer