Form 10-Q
period 2013-09-30
SCHWAB CHARLES CORP
filed 2013-11-06
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 2013

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

1,289,217,199 shares of $.01 par value Common Stock

Outstanding on October 23, 2013

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2013

Index

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Revenues
Asset management and administration fees	$583	$524	$1,707	$1,504
Interest revenue	531	478	1,527	1,447
Interest expense	(25)	(39)	(79)	(116)
Net interest revenue	506	439	1,448	1,331
Trading revenue	224	204	682	666
Other	57	42	172	209
Provision for loan losses	4	(10)	(1)	(14)
Net impairment losses on securities (1)	(1)	(3)	(8)	(28)
Total net revenues	1,373	1,196	4,000	3,668
Expenses Excluding Interest
Compensation and benefits	482	442	1,512	1,353
Professional services	103	98	308	287
Occupancy and equipment	77	77	231	233
Advertising and market development	57	49	198	173
Communications	55	53	165	166
Depreciation and amortization	51	50	153	146
Other	84	66	226	204
Total expenses excluding interest	909	835	2,793	2,562
Income before taxes on income	464	361	1,207	1,106
Taxes on income	174	114	455	389
Net Income	290	247	752	717
Preferred stock dividends	8	9	39	23
Net Income Available to Common Stockholders	$282	$238	$713	$694
Weighted-Average Common Shares Outstanding — Diluted	1,296	1,275	1,288	1,274
Earnings Per Common Share — Basic	$.22	$.19	$.55	$.54
Earnings Per Common Share — Diluted	$.22	$.19	$.55	$.54

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $0 million and $1 million recognized in other comprehensive income, net of $(1) million and $(2) million reclassified from other comprehensive income, for the three months ended September 30, 2013 and 2012, respectively. Net impairment losses on securities include total other-than-temporary impairment losses of $2 million and $15 million recognized in other comprehensive income, net of $(6) million and $(13) million reclassified from other comprehensive income, for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$290	$247	$752	$717
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	72	250	(408)	458
Reclassification of impairment charges included in net
impairment losses on securities	1	3	8	28
Other reclassifications included in other revenue	(2)	-	(5)	(1)
Other	-	-	1	-
Other comprehensive income (loss), before tax	71	253	(404)	485
Income tax effect	(28)	(95)	152	(181)
Other comprehensive income (loss), net of tax	43	158	(252)	304
Comprehensive Income	$333	$405	$500	$1,021

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$7,362	$12,663
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $13,461 at September 30, 2013 and $19,325
at December 31, 2012)	23,520	28,469
Receivables from brokers, dealers, and clearing organizations	511	333
Receivables from brokerage clients — net	13,124	13,458
Other securities owned — at fair value	482	636
Securities available for sale	51,865	46,123
Securities held to maturity (fair value — $27,717 at September 30, 2013 and
$18,732 at December 31, 2012)	28,219	18,194
Loans to banking clients — net	12,115	10,726
Equipment, office facilities, and property — net	738	675
Goodwill	1,227	1,228
Intangible assets — net	278	319
Other assets	770	813
Total assets	$140,211	$133,637
Liabilities and Stockholders’ Equity
Deposits from banking clients	$91,187	$79,377
Payables to brokers, dealers, and clearing organizations	1,207	1,068
Payables to brokerage clients	34,532	40,330
Accrued expenses and other liabilities	1,328	1,641
Long-term debt	1,904	1,632
Total liabilities	130,158	124,048
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregated liquidation
preference of $885 at both September 30, 2013 and December 31, 2012	868	865
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	3,964	3,881
Retained earnings	9,034	8,554
Treasury stock, at cost — 199,823,743 shares at September 30, 2013 and
210,014,305 shares at December 31, 2012	(3,874)	(4,024)
Accumulated other comprehensive income	46	298
Total stockholders’ equity	10,053	9,589
Total liabilities and stockholders’ equity	$140,211	$133,637

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$752	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1	14
Net impairment losses on securities	8	28
Stock-based compensation	83	79
Depreciation and amortization	153	146
Premium amortization, net, on securities available for sale and securities held to maturity	129	163
Other	23	4
Originations of loans held for sale	-	(441)
Proceeds from sales of loans held for sale	-	513
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	4,949	880
Receivables from brokers, dealers, and clearing organizations	(177)	(376)
Receivables from brokerage clients	332	(844)
Other securities owned	154	80
Other assets	(48)	19
Payables to brokers, dealers, and clearing organizations	101	84
Payables to brokerage clients	(5,798)	(619)
Accrued expenses and other liabilities	163	(74)
Net cash provided by operating activities	825	373
Cash Flows from Investing Activities
Purchases of securities available for sale	(19,910)	(19,889)
Proceeds from sales of securities available for sale	4,665	1,524
Principal payments on securities available for sale	9,087	10,546
Purchases of securities held to maturity	(13,442)	(4,620)
Principal payments on securities held to maturity	3,332	4,012
Net increase in loans to banking clients	(1,315)	(318)
Purchase of equipment, office facilities, and property	(176)	(107)
Other investing activities	2	10
Net cash used for investing activities	(17,757)	(8,842)
Cash Flows from Financing Activities
Net change in deposits from banking clients	11,810	7,902
Repayment of commercial paper	(300)	-
Issuance of long-term debt	275	-
Repayment of long-term debt	(4)	(207)
Premium paid on debt exchange	-	(19)
Net proceeds from preferred stock offerings	-	863
Dividends paid	(283)	(252)
Proceeds from stock options exercised and other	140	26
Other financing activities	(7)	-
Net cash provided by financing activities	11,631	8,313
Decrease in Cash and Cash Equivalents	(5,301)	(156)
Cash and Cash Equivalents at Beginning of Period	12,663	8,679
Cash and Cash Equivalents at End of Period	$7,362	$8,523
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$89	$118
Income taxes	$448	$379
Non-cash investing activity:
Securities purchased during the period but settled after period end	$38	$263
Non-cash financing activity:
Exchange of Senior Notes	$-	$256

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

1.Introduction and Basis of Presentation

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

The Company’s significant accounting policies are included in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by its Current Report on Form 8-K filed on June 24, 2013. There have been no significant changes to these accounting policies during the first nine months of 2013.

2.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,498	$175	$25	$18,648
Asset-backed securities	14,519	37	42	14,514
Corporate debt securities	9,335	52	15	9,372
Certificates of deposit	4,275	6	1	4,280
U.S. agency notes	4,240	1	89	4,152
Non-agency residential mortgage-backed securities	653	9	44	618
Other securities	272	9	-	281
Total securities available for sale	$51,792	$289	$216	$51,865
Securities held to maturity:
U.S. agency mortgage-backed securities	$27,288	$249	$691	$26,846
Other securities	931	-	60	871
Total securities held to maturity	$28,219	$249	$751	$27,717

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$-	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	-	-	574
Other securities	278	17	-	295
Total securities available for sale	$45,644	$552	$73	$46,123
Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	-	1	443
Total securities held to maturity	$18,194	$558	$20	$18,732

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S agency mortgage-backed securities	$5,105	$25	$-	$-	$5,105	$25
Asset-backed securities	7,328	40	469	2	7,797	42
Corporate debt securities	1,685	14	400	1	2,085	15
Certificates of deposit	-	-	299	1	299	1
U.S. agency notes	3,651	89	-	-	3,651	89
Non-agency residential mortgage-backed
securities	112	3	393	41	505	44
Total	$17,881	$171	$1,561	$45	$19,442	$216
Securities held to maturity:
U.S. agency mortgage-backed securities	$16,051	$690	$85	$1	$16,136	$691
Other securities	771	60	-	-	771	60
Total	$16,822	$750	$85	$1	$16,907	$751
Total securities with unrealized losses (1)	$34,703	$921	$1,646	$46	$36,349	$967

(1)	The number of investment positions with unrealized losses totaled 260 for securities available for sale and 135 for securities held to maturity.

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

The Company’s non-agency residential mortgage-backed securities portfolio includes securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac Corporation (FICO) credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). The Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities. Management determined that it does not expect to recover all of the amortized cost of certain of its Alt-A and Prime residential mortgage-backed securities and therefore determined that these securities were other-than-temporarily impaired (OTTI).  The Company recognized an impairment charge equal to the securities’ expected credit losses of $1 million and $8 million during the third quarter and first nine months of 2013, respectively, based on the Company’s cash flow projections for these securities. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of additional impairment losses.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in or reclassified from other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$166	$152	$159	$127
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was not previously recognized	-	1	1	6
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was previously recognized	1	2	7	22
Balance at end of period	$167	$155	$167	$155

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at September 30, 2013 are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$325	$4,271	$14,052	$18,648
Asset-backed securities	-	1,255	2,598	10,661	14,514
Corporate debt securities	1,902	7,364	106	-	9,372
Certificates of deposit	2,378	1,902	-	-	4,280
U.S. agency notes	-	2,291	1,861	-	4,152
Non-agency residential mortgage-backed
securities (1)	-	3	2	613	618
Other securities	-	-	-	281	281
Total fair value	$4,280	$13,140	$8,838	$25,607	$51,865
Total amortized cost	$4,272	$13,136	$8,835	$25,549	$51,792
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$371	$11,555	$14,920	$26,846
Other securities	100	-	340	431	871
Total fair value	$100	$371	$11,895	$15,351	$27,717
Total amortized cost	$100	$364	$12,349	$15,406	$28,219

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains from sales of securities available for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds	$1,661	$201	$4,665	$1,524
Gross realized gains	$2	$-	$5	$2

3.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	September 30,	December 31,
	2013	2012
Residential real estate mortgages	$7,835	$6,507
Home equity lines of credit	3,054	3,287
Personal loans secured by securities	1,247	963
Other	31	25
Total loans to banking clients (1)	12,167	10,782
Allowance for loan losses	(52)	(56)
Total loans to banking clients – net	$12,115	$10,726

(1)	All loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $5.6 billion and $5.4 billion at September 30, 2013 and December 31, 2012, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Changes in the allowance for loan losses were as follows:

Three Months Ended	September 30, 2013			September 30, 2012
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$40	$17	$57	$34	$17	$51
Charge-offs	(1)	(1)	(2)	(2)	(3)	(5)
Recoveries	1	-	1	1	-	1
Provision for loan losses	(6)	2	(4)	2	8	10
Balance at end of period	$34	$18	$52	$35	$22	$57

Nine Months Ended	September 30, 2013			September 30, 2012
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$36	$20	$56	$40	$14	$54
Charge-offs	(4)	(4)	(8)	(6)	(7)	(13)
Recoveries	2	1	3	2	-	2
Provision for loan losses	-	1	1	(1)	15	14
Balance at end of period	$34	$18	$52	$35	$22	$57

Included in the loan portfolio are nonaccrual loans totaling $46 million and $48 million at September 30, 2013 and December 31, 2012, respectively. There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2013 or December 31, 2012. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $49 million and $54 million at September 30, 2013 and December 31, 2012, respectively. Troubled debt restructurings were not material at September 30, 2013 or December 31, 2012.

In 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. Schwab Bank purchased First Mortgages of $862 million and $923 million during the third quarters of 2013 and 2012, respectively, and $3.1 billion and $1.5 billion during the first nine months of 2013 and 2012, respectively. The First Mortgages purchased under the Program are included in the First mortgages loan class in the tables below.

The delinquency analysis by loan class is as follows:

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
September 30, 2013	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$7,632	$7	$2	$30	$39	$7,671
Purchased first mortgages	158	1	1	4	6	164
Home equity lines of credit	3,037	3	2	12	17	3,054
Personal loans secured by securities	1,247	-	-	-	-	1,247
Other	31	-	-	-	-	31
Total loans to banking clients	$12,105	$11	$5	$46	$62	$12,167

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

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), loan-to-value (LTV) ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in September 2013. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
September 30, 2013	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2009	$712	$54	$766	$2,098
2009	207	4	211	270
2010	545	8	553	198
2011	790	39	829	162
2012	2,477	27	2,504	165
2013	2,940	32	2,972	161
Total	$7,671	$164	$7,835	$3,054
Origination FICO
<620	$10	$2	$12	$1
620 – 679	98	14	112	20
680 – 739	1,339	33	1,372	584
>740	6,224	115	6,339	2,449
Total	$7,671	$164	$7,835	$3,054
Updated FICO
<620	$47	$5	$52	$45
620 – 679	209	12	221	106
680 – 739	1,061	26	1,087	471
>740	6,354	121	6,475	2,432
Total	$7,671	$164	$7,835	$3,054
Origination LTV
<70%	$5,174	$112	$5,286	$2,052
>70% – <90%	2,480	47	2,527	978
>90% – <100%	17	5	22	24
Total	$7,671	$164	$7,835	$3,054

				Percent of Loans
				that are 90+ Days
				Past Due and
		Weighted		Less than 90 Days
		Average	Utilization	Past Due but on
September 30, 2013	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$6,509	774	N/A	0.04%
>70% – <90%	1,118	762	N/A	0.29%
>90% – <100%	95	741	N/A	3.21%
>100%	113	727	N/A	9.12%
Total	$7,835	771	N/A	0.24%
Home equity lines of credit:
Estimated Current LTV
<70%	$2,110	772	36%	0.12%
>70% – <90%	670	762	48%	0.26%
>90% – <100%	131	756	58%	0.70%
>100%	143	740	61%	1.64%
Total	$3,054	768	39%	0.25%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

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

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the outstanding principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowings at September 30, 2013 and December 31, 2012.

4.Borrowings

See note “14 – Borrowings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by its Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. There have been no significant changes to the Company’s borrowings with the exception of the issuance disclosed below.

Long-term debt, including unamortized debt discounts and premiums, where applicable, consists of the following:

	September 30,	December 31,
	2013	2012
Senior Notes	$1,565	$1,288
Senior Medium-Term Notes, Series A	249	249
Finance lease obligation	90	95
Total long-term debt	$1,904	$1,632

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its universal shelf registration statement on file with the SEC. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

Annual maturities on long-term debt outstanding at September 30, 2013 are as follows:

2013	$1
2014	6
2015	357
2016	7
2017	258
Thereafter	1,292
Total maturities	1,921
Unamortized discount, net	(17)
Total long-term debt	$1,904

5.Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At September 30, 2013, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at September 30, 2013. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit, and has been contesting all charges. By order dated October 24, 2011, the court granted Schwab’s motion to dismiss the complaint with prejudice. The NYAG appealed, and in a decision issued August 29, 2013, the Appellate Division reinstated two of the NYAG’s four causes of action. On September 26, 2013, the NYAG petitioned the Appellate Division for reconsideration of one of the other two causes of action that the Appellate Division previously declined to reinstate. The NYAG’s petition for reconsideration remains pending.

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

optionsXpress Regulatory Matters: optionsXpress entities and individual employees are respondents in certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Trial in the proceeding commenced September 5, 2012. In a decision issued June 7, 2013, the judge held that optionsXpress violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered the firm to pay disgorgement and penalties. The

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Company continues to dispute the allegations and is appealing the decision.  The Company has a contingent liability associated with this matter, which was not material at September 30, 2013. Separately, on April 19, 2012, the SEC instituted an administrative proceeding alleging violations of the broker-dealer registration requirements by an unregistered optionsXpress entity. A settlement consenting to a penalty and cease and desist order was reached with the SEC in that proceeding on October 22, 2013. The settlement agreement and the Company’s contingent liability associated with this matter were not material at September 30, 2013.

6.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. There were no significant changes in these methodologies during the quarter ended September 30, 2013. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the quarter ended September 30, 2013, or the year ended December 31, 2012. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2013 or December 31, 2012.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$675	$-	$-	$675
Commercial paper	-	10	-	10
Total cash equivalents	675	10	-	685
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	-	2,901	-	2,901
U.S. Government securities	-	2,601	-	2,601
Total investments segregated and on deposit for regulatory
purposes	-	5,502	-	5,502
Other securities owned:
Schwab Funds® money market funds	225	-	-	225
Equity and bond mutual funds	198	-	-	198
State and municipal debt obligations	-	43	-	43
Equity, U.S. Government and corporate debt, and other
securities	1	15	-	16
Total other securities owned	424	58	-	482
Securities available for sale:
U.S. agency mortgage-backed securities	-	18,648	-	18,648
Asset-backed securities	-	14,514	-	14,514
Corporate debt securities	-	9,372	-	9,372
Certificates of deposit	-	4,280	-	4,280
U.S. agency notes	-	4,152	-	4,152
Non-agency residential mortgage-backed securities	-	618	-	618
Other securities	-	281	-	281
Total securities available for sale	-	51,865	-	51,865
Total	$1,099	$57,435	$-	$58,534

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

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. There were no significant changes in these methodologies or assumptions during the quarter ended September 30, 2013. The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
September 30, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$6,677	$-	$6,677	$-	$6,677
Cash and investments segregated and
on deposit for regulatory purposes	18,013	-	18,013	-	18,013
Receivables from brokers, dealers, and
clearing organizations	511	-	511	-	511
Receivables from brokerage clients – net	13,119	-	13,119	-	13,119
Securities held to maturity:
U.S. agency mortgage-backed securities	27,288	-	26,846	-	26,846
Other securities	931	-	871	-	871
Total securities held to maturity	28,219	-	27,717	-	27,717
Loans to banking clients – net:
Residential real estate mortgages	7,801	-	7,803	-	7,803
Home equity lines of credit	3,036	-	3,043	-	3,043
Personal loans secured by securities	1,247	-	1,247	-	1,247
Other	31	-	31	-	31
Total loans to banking clients – net	12,115	-	12,124	-	12,124
Other assets	64	-	64	-	64
Total	$78,718	$-	$78,225	$-	$78,225
Liabilities:
Deposits from banking clients	$91,187	$-	$91,187	$-	$91,187
Payables to brokers, dealers, and clearing
organizations	1,207	-	1,207	-	1,207
Payables to brokerage clients	34,532	-	34,532	-	34,532
Accrued expenses and other liabilities	536	-	536	-	536
Long-term debt	1,904	-	1,999	-	1,999
Total	$129,366	$-	$129,461	$-	$129,461

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

Securities lending: Payables from brokers, dealers, and clearing organizations include securities loaned. The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $939 million at September 30, 2013 and $852 million at December 31, 2012. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients, which are included in receivables from brokers, dealers, and clearing organizations. The fair value of these borrowed securities was $246 million at September 30, 2013 and $121 million at December 31, 2012. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

Resale agreements: Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. The Company’s resale agreements are not subject to master netting arrangements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Three Months Ended September 30,		2013			2012
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain	$72	$(28)	$44	$250	$(94)	$156
Reclassification of impairment charges
included in net impairment losses
on securities	1	-	1	3	(1)	2
Other reclassifications included in
other revenue	(2)	-	(2)	-	-	-
Change in net unrealized gain on
securities available for sale	71	(28)	43	253	(95)	158
Other comprehensive income	$71	$(28)	$43	$253	$(95)	$158

Nine Months Ended September 30,		2013			2012
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(408)	$153	$(255)	$458	$(171)	$287
Reclassification of impairment charges
included in net impairment losses
on securities	8	(2)	6	28	(10)	18
Other reclassifications included in
other revenue	(5)	1	(4)	(1)	-	(1)
Change in net unrealized gain on
securities available for sale	(405)	152	(253)	485	(181)	304
Other	1	-	1	-	-	-
Other comprehensive (loss) income	$(404)	$152	$(252)	$485	$(181)	$304

Accumulated other comprehensive income balances are as follows:

	Net unrealized		Total
	gain on securities		accumulated other
	available for sale	Other	comprehensive income
Balance at December 31, 2011	$10	$(2)	$8
Other net changes	304	-	304
Balance at September 30, 2012	$314	$(2)	$312
Balance at December 31, 2012	$299	$(1)	$298
Other net changes	(253)	1	(252)
Balance at September 30, 2013	$46	$-	$46

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

8.Earnings Per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$290	$247	$752	$717
Preferred stock dividends	(8)	(9)	(39)	(23)
Net income available to common stockholders	$282	$238	$713	$694
Weighted-average common shares outstanding — basic	1,287	1,274	1,282	1,273
Common stock equivalent shares related to stock incentive plans	9	1	6	1
Weighted-average common shares outstanding — diluted (1)	1,296	1,275	1,288	1,274
Basic EPS	$.22	$.19	$.55	$.54
Diluted EPS	$.22	$.19	$.55	$.54

(1)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 19 million and 59 million shares for the third quarters of 2013 and 2012, respectively, and 31 million and 61 million shares for the first nine months of 2013 and 2012, respectively.

9.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the OCC). CSC is currently not subject to specific statutory capital requirements, however, CSC is required to serve as a source of strength for Schwab Bank. Under the new regulatory capital rules, which implemented Basel III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” CSC will be subject to minimum leverage and minimum risk-based capital ratio requirements beginning on January 1, 2015.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At September 30, 2013, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at September 30, 2013 are as follows:

			Minimum Capital		Minimum to be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$6,345	18.5%	$1,369	4.0%	$2,053	6.0%
Total Risk-Based Capital	$6,398	18.7%	$2,737	8.0%	$3,422	10.0%
Tier 1 Leverage	$6,345	6.5%	$3,911	4.0%	$4,889	5.0%
Tangible Equity	$6,345	6.5%	$1,955	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2013, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since September 30, 2013, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at September 30, 2013 are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,361	9%	$0.250	$288	$1,073	$642
optionsXpress, Inc.	$100	29%	$1	$7	$93	$83

10.Segment Information

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net Revenues:
Asset management and administration fees	$410	$366	$173	$157	$-	$1	$583	$524
Net interest revenue	450	387	56	52	-	-	506	439
Trading revenue	153	145	71	60	-	(1)	224	204
Other	44	26	13	16	-	-	57	42
Provision for loan losses	3	(10)	1	-	-	-	4	(10)
Net impairment losses on securities	-	(2)	(1)	(1)	-	-	(1)	(3)
Total net revenues	1,060	912	313	284	-	-	1,373	1,196
Expenses Excluding Interest	705	657	204	178	-	-	909	835
Income before taxes on income	$355	$255	$109	$106	$-	$-	$464	$361
Taxes on income							174	114
Net Income							$290	$247

	Investor Services		Advisor Services		Unallocated		Total
Nine Months Ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012
Net Revenues:
Asset management and administration fees	$1,199	$1,057	$508	$447	$-	$-	$1,707	$1,504
Net interest revenue	1,281	1,178	167	153	-	-	1,448	1,331
Trading revenue	462	475	220	192	-	(1)	682	666
Other (1)	129	87	43	50	-	72	172	209
Provision for loan losses	(1)	(13)	-	(1)	-	-	(1)	(14)
Net impairment losses on securities	(7)	(25)	(1)	(3)	-	-	(8)	(28)
Total net revenues	3,063	2,759	937	838	-	71	4,000	3,668
Expenses Excluding Interest	2,178	2,014	615	548	-	-	2,793	2,562
Income before taxes on income	$885	$745	$322	$290	$-	$71	$1,207	$1,106
Taxes on income							455	389
Net Income							$752	$717

(1)	Unallocated amount includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

11.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2013, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Results for the third quarters and first nine months of 2013 and 2012 are:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
Client Activity Metrics:
Net new client assets (1) (2) (in billions)	$18.1	$20.4	(11)%	$39.8	$75.3	(47)%
Client assets (2) (in billions, at quarter end)	$2,145.0	$1,890.4	13%
New brokerage accounts (in thousands)	223	198	13%	710	659	8%
Active brokerage accounts (in thousands,
at quarter end)	9,013	8,736	3%
Company Financial Metrics:
Net revenues (3)	$1,373	$1,196	15%	$4,000	$3,668	9%
Expenses excluding interest	909	835	9%	2,793	2,562	9%
Income before taxes on income	464	361	29%	1,207	1,106	9%
Taxes on income (4)	174	114	53%	455	389	17%
Net income	$290	$247	17%	$752	$717	5%
Preferred stock dividends	$8	$9	(11)%	$39	$23	70%
Net income available to common stockholders	$282	$238	18%	$713	$694	3%
Earnings per common share – diluted	$.22	$.19	16%	$.55	$.54	2%
Net revenue growth from prior year	15%	1%		9%	3%
Pre-tax profit margin	33.8%	30.2%		30.2%	30.2%
Return on average common stockholders’
equity (annualized) (5)	13%	11%		11%	11%
Annualized net revenue per average full-time
equivalent employee (in thousands)	$398	$352	13%	$384	$354	8%

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

(2)

In the third quarter of 2013, the Company reduced its reported total for overall client assets by $24.7 billion to reflect the estimated impact of the consolidation of its retirement plan recordkeeping technology platforms and subsequent resignation from certain retirement plan clients.

(3)	Includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.
(4)	Includes a nonrecurring state tax benefit of $20 million recognized in the third quarter of 2012.
(5)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

The broad equity markets improved during the third quarter of 2013 compared to the third quarter of 2012, as the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 21%, 17%, and 13%, respectively. Short-term interest rates continued to be constrained as the federal funds target rate remained unchanged at a range of zero to 0.25% and the average three-month Treasury Bill yield decreased by 7 basis points to 0.02% during the third quarter of 2013 compared to the third quarter of 2012. Long-term interest rates increased during the third quarter of 2013 compared to the third quarter of 2012, including the average 10-year Treasury yield, which increased by 107 basis points to 2.69%.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company continued to experience strength in its key client activity metrics during the third quarter of 2013 – core net new client assets totaled $42.8 billion, up 97% from the third quarter of 2012, and the highest in the Company’s history for a summer quarter. Total client assets ended the quarter at $2.15 trillion, up 13% from the third quarter of 2012. In addition, the Company added 223,000 new brokerage accounts to its client base during the third quarter of 2013, up 13%, and active brokerage accounts were 9.0 million, up 3% on a year-over-year basis.

For the third quarter of 2013, the Company’s net revenues increased by 15% from the third quarter of 2012. All of the Company’s major sources of net revenues (net interest revenue, asset management and administration fees, and trading revenue) increased. Net interest revenue increased primarily due to higher balances of interest-earning assets partially offset by the effect lower average short-term interest rates had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to increases in advice solutions fees and mutual fund service fees. Trading revenue increased primarily due to higher daily average revenue trades.

For the first nine months of 2013, net revenues increased by 9% compared to the first nine months of 2012 primarily due to increases in asset management and administration fees and net interest revenue, partially offset by a decrease in other revenue. Asset management and administration fees increased primarily due to increases in advice solutions fees and mutual fund service fees. Net interest revenue increased primarily due to higher balances of interest-earning assets partially offset by the effect lower average short-term interest rates had on the Company’s average net interest margin. Other revenue decreased primarily due to a gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

Expenses excluding interest increased by 9% in both the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to increases in compensation and benefits, advertising and market development, professional services, and other expense. Compensation and benefits expense increased in the third quarter and first nine months of 2013, primarily due to higher incentive compensation relating to the transition to a new payout schedule for field incentive plans and increased field sales volume. The increase in compensation and benefits in the first nine months of 2013 was also due to increased and accelerated health savings account (HSA) contributions and equity incentive plan changes to vesting for retirement-eligible employees in the first quarter of 2013. Advertising and market development expense increased in the third quarter and first nine months of 2013, primarily due to the Company’s new advertising and branding initiative, Own your tomorrow™.

As a result of the Company’s strong key client activity metrics, the Company achieved a pre-tax profit margin of 33.8% and 30.2% in the third quarter and first nine months of 2013, respectively. Overall, net income increased by 17% and 5% in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively. The return on average common stockholders’ equity was 13% and 11% in the third quarter and first nine months of 2013, respectively.  As discussed above, net income for the first nine months of 2012 includes a pre-tax gain of $70 million (after-tax of $44 million) recognized in the second quarter of 2012, and a nonrecurring state tax benefit of $20 million that reduced taxes on income in the third quarter of 2012, which affects the comparability of the Company’s financial metrics year-over-year.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

To the extent short-term interest rates remain at current low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low short-term interest rate environment also affects asset management and administration fees. The Company continues to waive a portion of its management fees, as the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the stated management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

On July 2, 2013, the Board of Governors of the Federal Reserve System (the Federal Reserve) issued regulatory capital rules, which implemented Basel III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act), that will be phased in beginning on January 1, 2015. The final rules will subject savings and loan holding companies, such as CSC, to consolidated capital requirements. In addition, the final rules establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. On

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

July 9, 2013, the Office of the Comptroller of the Currency (the OCC) issued similar regulatory capital rules applicable to federal savings banks, including Schwab Bank. The Company is evaluating the impact of the new rules, but does not expect them to have a material impact on the Company’s business, financial condition, or results of operations.

On October 24, 2013, the Federal Reserve, in collaboration with the OCC and the Federal Deposit Insurance Corporation, issued a joint notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standard established by Basel III. The LCR would apply to all internationally active banking organizations. The Federal Reserve also proposed a modified LCR standard, which would apply to the Company. Under the modified LCR, a depository institution holding company would be required to maintain high-quality liquid assets in an amount related to its total net cash outflows over a prospective period. The proposed transition period for the rule would begin on January 1, 2015, and institutions would be required to be fully compliant by January 1, 2017. The Company is currently evaluating the impact of the proposed rule, which is subject to comment until January 31, 2014, and to further modification.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of individual non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012 and July 24, 2012, the court denied defendants’ motions to dismiss the claims with respect to all but 3 of the 51 securities, and discovery is proceeding.

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

As a result of the current U.S. budget deficit concerns, one or more of the credit rating agencies may downgrade the U.S. government’s credit rating. Any downgrade could decrease the value of the Company’s securities in both the available for sale and held to maturity portfolios.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2013 compared to the same periods in 2012.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue, all of which increased in the third quarter and first nine months of 2013 compared to the same periods in 2012.

Three Months Ended September 30,		2013		2012
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	8%	$239		$221
Fee waivers	32%	(180)		(136)
Schwab money market funds after fee waivers	(31)%	59	4%	85	7%
Equity and bond funds	28%	41	3%	32	3%
Mutual Fund OneSource®	14%	195	14%	171	14%
Total mutual funds	2%	295	21%	288	24%
Advice solutions	24%	183	14%	148	12%
Other	19%	105	8%	88	8%
Asset management and administration fees	11%	583	43%	524	44%
Net interest revenue
Interest revenue	11%	531	39%	478	40%
Interest expense	(36)%	(25)	(2)%	(39)	(3)%
Net interest revenue	15%	506	37%	439	37%
Trading revenue
Commissions	11%	210	15%	190	16%
Principal transactions	-	14	1%	14	1%
Trading revenue	10%	224	16%	204	17%
Other	36%	57	4%	42	3%
Provision for loan losses	(140)%	4	-	(10)	(1)%
Net impairment losses on securities	(67)%	(1)	-	(3)	-
Total net revenues	15%	$1,373	100%	$1,196	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,		2013		2012
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	5%	$695		$663
Fee waivers	11%	(492)		(445)
Schwab money market funds after fee waivers	(7)%	203	5%	218	6%
Equity and bond funds	20%	114	3%	95	2%
Mutual Fund OneSource®	14%	570	14%	501	14%
Total mutual funds	9%	887	22%	814	22%
Advice solutions	22%	523	13%	427	12%
Other	13%	297	8%	263	7%
Asset management and administration fees	13%	1,707	43%	1,504	41%
Net interest revenue
Interest revenue	6%	1,527	38%	1,447	39%
Interest expense	(32)%	(79)	(2)%	(116)	(3)%
Net interest revenue	9%	1,448	36%	1,331	36%
Trading revenue
Commissions	4%	647	16%	624	17%
Principal transactions	(17)%	35	1%	42	1%
Trading revenue	2%	682	17%	666	18%
Other	(18)%	172	4%	209	6%
Provision for loan losses	(93)%	(1)	-	(14)	-
Net impairment losses on securities	(71)%	(8)	-	(28)	(1)%
Total net revenues	9%	$4,000	100%	$3,668	100%

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

Asset management and administration fees increased by $59 million, or 11%, and $203 million, or 13%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to increases in advice solutions fees and mutual fund service fees.

Mutual fund service fees increased by $7 million, or 2%, and $73 million, or 9%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to market appreciation of client assets invested in the Company’s Mutual Fund OneSource funds, and due to growth in client assets invested in money market mutual funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advice solutions fees increased by $35 million, or 24%, and $96 million, or 22%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to growth in client assets enrolled in advisory offers, including Windhaven®, Schwab Private Client™, and ThomasPartners®.

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

Schwab Bank maintains liquidity, available for sale, and held to maturity investment portfolios for liquidity as well as to invest funds from deposits that are in excess of loans to banking clients and liquidity requirements. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans and home equity lines of credit (HELOCs). These loans are largely funded by interest-bearing deposits from banking clients.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended September 30,	2013			2012
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$8,034	$4	0.20%	$7,942	$4	0.20%
Cash and investments segregated	24,425	8	0.13%	23,516	12	0.20%
Broker-related receivables (1)	351	-	0.01%	414	-	-
Receivables from brokerage clients	11,846	109	3.65%	10,956	112	4.07%
Securities available for sale (2)	49,205	138	1.11%	40,701	146	1.43%
Securities held to maturity	26,819	166	2.46%	15,311	95	2.47%
Loans to banking clients	12,004	84	2.78%	10,014	77	3.06%
Loans held for sale (1)	-	-	-	1	-	4.06%
Total interest-earning assets	132,684	509	1.52%	108,855	446	1.63%
Other interest revenue		22			32
Total interest-earning assets	$132,684	$531	1.59%	$108,855	$478	1.74%
Funding sources:
Deposits from banking clients	$87,793	$7	0.03%	$67,027	$11	0.07%
Payables to brokerage clients	29,312	1	0.01%	28,435	1	0.01%
Long-term debt	1,833	17	3.68%	1,923	27	5.59%
Total interest-bearing liabilities	118,938	25	0.08%	97,385	39	0.16%
Non-interest-bearing funding sources	13,746			11,470
Total funding sources	$132,684	$25	0.08%	$108,855	$39	0.14%
Net interest revenue		$506	1.51%		$439	1.60%

(1)	Interest revenue was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2013			2012
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$7,094	$12	0.23%	$6,741	$12	0.24%
Cash and investments segregated	26,148	29	0.15%	25,259	33	0.17%
Broker-related receivables (1)	370	-	0.09%	345	-	0.02%
Receivables from brokerage clients	11,588	321	3.70%	10,750	333	4.14%
Securities available for sale (2)	48,250	413	1.14%	38,443	443	1.54%
Securities held to maturity	23,601	430	2.44%	15,175	302	2.66%
Loans to banking clients	11,569	243	2.81%	9,921	233	3.14%
Loans held for sale	-	-	-	24	1	4.12%
Total interest-earning assets	128,620	1,448	1.51%	106,658	1,357	1.70%
Other interest revenue		79			90
Total interest-earning assets	$128,620	$1,527	1.59%	$106,658	$1,447	1.81%
Funding sources:
Deposits from banking clients	$83,492	$24	0.04%	$63,577	$31	0.07%
Payables to brokerage clients	30,847	2	0.01%	29,651	2	0.01%
Long-term debt	1,699	51	4.01%	1,974	81	5.48%
Total interest-bearing liabilities	116,038	77	0.09%	95,202	114	0.16%
Non-interest-bearing funding sources	12,582			11,456
Other interest expense		2			2
Total funding sources	$128,620	$79	0.08%	$106,658	$116	0.14%
Net interest revenue		$1,448	1.51%		$1,331	1.67%

(1)	Interest revenue was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to higher balances of interest-earning assets, including securities available for sale and securities held to maturity, partially offset by the effect lower average short-term interest rates had on the Company’s average net interest margin. The current low interest rate environment limited the extent to which the Company could reduce interest expense paid on funding sources. The growth in the average balance of deposits from banking clients funded the increase in the balances of securities available for sale and securities held to maturity. Net interest revenue also increased due to the redemption of higher rate trust preferred securities and the exchange of higher rate Senior Notes in the third quarter of 2012.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from trading activity in client fixed income securities. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including state and municipal debt obligations, U.S. Government, corporate debt, and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes gains and losses on these securities positions. Factors that influence principal transaction revenue include the volume of client trades and market price volatility.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue increased by $20 million, or 10%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to higher daily average revenue trades and one additional trading day during the quarter. Trading revenue remained relatively flat in the first nine months of 2013 compared to the first nine months of 2012 as trading activity remained relatively muted. Daily average revenue trades increased in the third quarter of 2013, primarily due to a higher volume of equity and mutual fund trades, partially offset by a lower volume of future and option trades. Daily average revenue trades were relatively flat in the first nine months of 2013, primarily due to a higher volume of equity and mutual fund trades, offset by a lower volume of future and option trades. Average revenue per revenue trade also remained relatively flat in the third quarter and first nine months of 2013 compared to the same periods in 2012.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
Daily average revenue trades (1) (in thousands)	283.2	261.5	8%	294.4	288.3	2%
Clients’ daily average trades (2) (in thousands)	478.6	402.4	19%	491.4	438.0	12%
Number of trading days	63.5	62.5	2%	187.5	187.5	-
Average revenue per revenue trade	$12.39	$12.44	-	$12.30	$12.31	-

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and ETFs, and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Other Revenue

Other revenue includes nonrecurring gains, order flow revenue, software fees from the Company’s portfolio management services, exchange processing fees, realized gains or losses on sales of securities available for sale, and other service fees. Other revenue increased by $15 million, or 36%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to an increase in order flow revenue that Schwab began receiving in November 2012. Other revenue decreased by $37 million, or 18%, in the first nine months of 2013 compared to the first nine months of 2012, primarily due to a gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012, partially offset by the increase in order flow revenue mentioned above.

Net Impairment Losses on Securities

Net impairment losses on securities were $1 million and $8  million in the third quarter and first nine months of 2013, respectively, and  $3 million and $28 million in the third quarter and first nine months of 2012, respectively. These charges were lower in the third quarter and first nine months of 2013, reflecting a stabilization of the credit characteristics of the securities’ underlying loans. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 2. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to increases in compensation and benefits, advertising and market development, professional services, and other expense.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
Compensation and benefits	$482	$442	9%	$1,512	$1,353	12%
Professional services	103	98	5%	308	287	7%
Occupancy and equipment	77	77	-	231	233	(1)%
Advertising and market development	57	49	16%	198	173	14%
Communications	55	53	4%	165	166	(1)%
Depreciation and amortization	51	50	2%	153	146	5%
Other	84	66	27%	226	204	11%
Total expenses excluding interest	$909	$835	9%	$2,793	$2,562	9%
Expenses as a percentage of total net revenues:
Total expenses excluding interest	66%	70%		70%	70%
Advertising and market development	4%	4%		5%	5%

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

Compensation and benefits expense increased by $40 million, or 9%, and $159 million, or 12%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, primarily due to increases in salaries and wages and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
Salaries and wages	$272	$255	7%	$836	$785	6%
Incentive compensation	137	119	15%	440	350	26%
Employee benefits and other	73	68	7%	236	218	8%
Total compensation and benefits expense	$482	$442	9%	$1,512	$1,353	12%
Compensation and benefits expense as a
percentage of total net revenues:
Salaries and wages	20%	21%		21%	21%
Incentive compensation	10%	10%		11%	10%
Employee benefits and other	5%	6%		6%	6%
Total compensation and benefits expense	35%	37%		38%	37%
Full-time equivalent employees (1) (in thousands)
At quarter end	13.8	13.6	1%
Average	13.8	13.6	1%	13.9	13.8	1%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Salaries and wages increased in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to annual salary increases.

Incentive compensation increased in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to the transition to a new payout schedule for field incentive plans, increased individual sales performance compensation as a result of higher field sales volume, and higher discretionary bonuses.

Employee benefits and other expense increased in the first nine months of 2013 compared to the first nine months of 2012, primarily due to payroll taxes related to the increase in incentive compensation, and increased and accelerated contributions to new employee HSAs. The Company funded its entire annual contribution to employee HSAs in the first quarter of 2013. The Company is converting to HSA-based healthcare and employee enrollment in these plans rose significantly in 2013.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to an increase in fees paid to outsourced service providers and consultants and higher spending on printing and fulfillment services.

Advertising and market development expense increased in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to higher spending on media relating to the launch of the Company’s new advertising and branding initiative, Own your tomorrow™. The increase in advertising and market development expense in the first nine months of 2013 was also due to higher spending on customer promotions.

Other expense increased in the third quarter and first nine months of 2013 compared to the same periods in 2012, primarily due to increases in regulatory assessments and the Company’s reserve for legal contingencies.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.5% and 31.6% for the third quarters of 2013 and 2012, respectively. The Company’s effective income tax rate on income before taxes was 37.7% and 35.2% for the first nine months of 2013 and 2012, respectively. The increase in the third quarter and first nine months of 2013 was primarily due to the recognition of a nonrecurring state tax benefit of $20 million in the third quarter of 2012.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended September 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	12%	$410	$366	10%	$173	$157
Net interest revenue	16%	450	387	8%	56	52
Trading revenue	6%	153	145	18%	71	60
Other	69%	44	26	(19)%	13	16
Provision for loan losses	(130)%	3	(10)	-	1	-
Net impairment losses on securities	(100)%	-	(2)	-	(1)	(1)
Total net revenues	16%	1,060	912	10%	313	284
Expenses Excluding Interest	7%	705	657	15%	204	178
Income before taxes on income	39%	$355	$255	3%	$109	$106

	Unallocated			Total
	Percent			Percent
Three Months Ended September 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	N/M	$-	$1	11%	$583	$524
Net interest revenue	N/M	-	-	15%	506	439
Trading revenue	N/M	-	(1)	10%	224	204
Other	N/M	-	-	36%	57	42
Provision for loan losses	N/M	-	-	(140)%	4	(10)
Net impairment losses on securities	N/M	-	-	(67)%	(1)	(3)
Total net revenues	N/M	-	-	15%	1,373	1,196
Expenses Excluding Interest	N/M	-	-	9%	909	835
Income before taxes on income	N/M	$-	$-	29%	$464	$361
Taxes on income				53%	174	114
Net Income				17%	$290	$247

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Advisor Services
	Percent			Percent
Nine Months Ended September 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	13%	$1,199	$1,057	14%	$508	$447
Net interest revenue	9%	1,281	1,178	9%	167	153
Trading revenue	(3)%	462	475	15%	220	192
Other	48%	129	87	(14)%	43	50
Provision for loan losses	(92)%	(1)	(13)	(100)%	-	(1)
Net impairment losses on securities	(72)%	(7)	(25)	(67)%	(1)	(3)
Total net revenues	11%	3,063	2,759	12%	937	838
Expenses Excluding Interest	8%	2,178	2,014	12%	615	548
Income before taxes on income	19%	$885	$745	11%	$322	$290

	Unallocated			Total
	Percent			Percent
Nine Months Ended September 30,	Change	2013	2012	Change	2013	2012
Net Revenues:
Asset management and administration fees	N/M	$-	$-	13%	$1,707	$1,504
Net interest revenue	N/M	-	-	9%	1,448	1,331
Trading revenue	N/M	-	(1)	2%	682	666
Other	N/M	-	72	(18)%	172	209
Provision for loan losses	N/M	-	-	(93)%	(1)	(14)
Net impairment losses on securities	N/M	-	-	(71)%	(8)	(28)
Total net revenues	N/M	-	71	9%	4,000	3,668
Expenses Excluding Interest	N/M	-	-	9%	2,793	2,562
Income before taxes on income	N/M	$-	$71	9%	$1,207	$1,106
Taxes on income				17%	455	389
Net Income				5%	$752	$717

N/M Not meaningful.

Investor Services

Net revenues increased by $148 million, or 16%, and $304 million, or 11%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, primarily due to increases in asset management and administration fees, net interest revenue, and other revenue. Asset management and administration fees increased primarily due to increases in advice solutions fees and mutual fund service fees. Advice solutions fees increased due to growth in client assets enrolled in advisory offers, including Windhaven and Schwab Private Client. Mutual fund service fees increased primarily due to market appreciation of client assets invested in the Company’s Mutual Fund OneSource funds, and due to growth in client assets invested in money market mutual funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect lower average short-term interest rates had on the Company’s average net interest margin. Other revenue increased primarily due to an increase in order flow revenue that Schwab began receiving in November 2012. The increase in net revenues in the first nine months of 2013 was partially offset by a decrease in trading revenue, primarily due to lower daily average revenue trades.

Expenses excluding interest increased by $48 million, or 7%, and $164 million, or 8%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, primarily due to increases in compensation and benefits, advertising and market development, and professional services expenses.

Advisor Services

Net revenues increased by $29 million, or 10%, and $99 million, or 12%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, primarily due to increases in asset management and administration fees,

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

trading revenue, and net interest revenue. Asset management and administration fees increased primarily due to increases in advice solutions fees and mutual fund service fees. Advice solutions fees increased due to growth in client assets enrolled in advisory offers, including ThomasPartners. Mutual fund service fees increased primarily due to market appreciation of client assets invested in the Company’s Mutual Fund OneSource funds, and due to growth in client assets invested in money market mutual funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Trading revenue increased primarily due to higher daily average revenue trades. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect lower average short-term interest rates had on the Company’s average net interest margin.

Expenses excluding interest increased by $26 million, or 15%, and $67 million, or 12%, in the third quarter and first nine months of 2013 compared to the same periods in 2012, respectively, primarily due to increases in compensation and benefits, professional services, and advertising and market development expenses.

Unallocated

Other revenue in the first nine months of 2012 includes a gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

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

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its universal shelf registration statement on file with the SEC. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. At September 30, 2013, CSC’s Tier 1 Leverage Ratio was 6.3%, Tier 1 Capital Ratio was 16.5%, and Total Capital Ratio was 16.6%.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following are details of CSC’s long-term debt:

	Par				Standard
September 30, 2013	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,581	2015 - 2022	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at September 30, 2013. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2014. This facility replaced a similar facility that expired in June 2013 and these facilities were unused during the first nine months of 2013. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At September 30, 2013, the minimum level of stockholders’ equity required under this facility was $7.0 billion (CSC’s stockholders’ equity at September 30, 2013 was $10.1 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $647 million of the $942 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first nine months of 2013.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which is scheduled to expire in December 2014. There were no funds drawn under this facility at September 30, 2013.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $32.4 billion and $37.4 billion at September 30, 2013 and December 31, 2012, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2013, Schwab’s net capital was $1.4 billion (9% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $642 million in excess of 5% of aggregate debit balances.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $90 million at September 30, 2013 is being reduced by a portion of the lease payments over the remaining lease term of 11 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $942 million at September 30, 2013. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for nine days during the first nine months of 2013, with average daily amounts borrowed of $60 million. There were no borrowings outstanding under these lines at September 30, 2013.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at September 30, 2013. There were no funds drawn under any of these LOC’s during the first nine months of 2013. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. The amount outstanding under this facility at September 30, 2013 was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at September 30, 2013.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at September 30, 2013 were $91.2 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At September 30, 2013, these balances totaled $70.7 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Based on its regulatory capital ratios at September 30, 2013, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

			Minimum Capital		Minimum to be
	Actual		Requirement		Well Capitalized
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$6,345	18.5%	$1,369	4.0%	$2,053	6.0%
Total Risk-Based Capital	$6,398	18.7%	$2,737	8.0%	$3,422	10.0%
Tier 1 Leverage	$6,345	6.5%	$3,911	4.0%	$4,889	5.0%
Tangible Equity	$6,345	6.5%	$1,955	2.0%	N/A

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At September 30, 2013, $2.6 billion was available under this arrangement. There were no funds drawn under this arrangement during the first nine months of 2013.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At September 30, 2013, $6.7 billion was available under this facility. There were no funds drawn under this facility during the first nine months of 2013.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.3 billion at September 30, 2013. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc., is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2013, optionsXpress, Inc.’s net capital was $100 million (29% of aggregate debit balances), which was $93 million in excess of its minimum required net capital and $83 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At September 30, 2013, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at September 30, 2013. There were no funds drawn under this LOC during the first nine months of 2013.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at September 30, 2013.

optionsXpress Holdings, Inc., optionsXpress, Inc.’s parent company, has a term loan with CSC, of which $40 million was outstanding at September 30, 2013, and it matures in December 2017.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2013 was $12.0 billion, up $736 million, or 7%, from December 31, 2012.

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

Long-term Debt

At September 30, 2013, the Company had long-term debt of $1.9 billion, or 16% of total financial capital, that bears interest at a weighted-average rate of 3.61%. At December 31, 2012, the Company had long-term debt of $1.6 billion, or 15% of total financial capital. The Company repaid $4 million of long-term debt in the first nine months of 2013.

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its universal shelf registration statement on file with the SEC. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

Capital Expenditures

The Company’s capital expenditures were $180 million and $135 million in the first nine months of 2013 and 2012, respectively. Capital expenditures in the first nine months of 2013 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, buildings, and land. Capital expenditures for the first nine months of 2012 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capitalized costs for developing internal-use software were $55 million and $40 million in the first nine months of 2013 and 2012, respectively.

As discussed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, management estimated the full-year 2013 capital expenditures to be approximately 110% higher than 2012. However, during the current quarter management revised the Company’s estimated full-year 2013 capital expenditures to approximately 90% higher than 2012 levels primarily due to the revised timing of the planned consolidation and relocation of the Company’s existing office campus in Colorado, offset by increased spending on software.

Dividends

CSC paid common stock cash dividends of $233 million ($0.18 per share) and $231 million ($0.18 per share) in the first nine months of 2013 and 2012, respectively.

CSC paid Series A Preferred Stock cash dividends of $28 million ($70.00 per share) and $14 million ($36.17 per share) in the first nine months of 2013 and 2012, respectively. CSC paid Series B Preferred Stock cash dividends of $22 million ($45.00 per share) and $7 million ($14.17 per share) in the first nine months of 2013 and 2012, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in the first nine months of 2013 or 2012. As of September 30, 2013, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

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

Credit Risk Exposures

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses, which is reviewed quarterly by management. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $7.8 billion and HELOCs of $3.1 billion at September 30, 2013.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO score underwriting guidelines related to the Company’s First Mortgage or HELOC portfolios during the first nine months of 2013. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2013, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At September 30, 2013, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At September 30, 2013, 22% of HELOCs ($681 million of the HELOC portfolio)

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

were in a first lien position. The weighted-average originated FICO score was 769 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At September 30, 2013, the weighted-average estimated current LTV ratios were 53% and 60% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At September 30, 2013, the weighted-average updated FICO scores were 771 and 768 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At September 30, 2013, $2.4 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at September 30, 2013, approximately 35% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	September 30,	December 31,
	2013	2012
Loan delinquencies (1)	0.51%	0.77%
Nonaccrual loans	0.38%	0.45%
Allowance for loan losses	0.43%	0.52%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $51.9 billion and $27.7 billion at September 30, 2013, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, U.S. agency notes, and other securities. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

Non-agency residential mortgage-backed securities include securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination). The Company has recognized net impairment losses on these securities. At September 30, 2013, the amortized cost of non-agency residential mortgage-backed securities represented 1% of the total mortgage-backed securities portfolio. These securities were originated between 2003 and 2007. At September 30, 2013, with the exception of one corporate bond (with an amortized cost of $100 million), all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher). The one non-investment grade corporate bond, which matures in April 2014, was not considered other than temporarily impaired at September 30, 2013.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The fair value of the Company’s investments in mortgage-backed securities totaled $46.1 billion at September 30, 2013. Of these, $45.5 billion were issued by U.S. agencies and $618 million were issued by private entities (non-agency securities). The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale.

The Company’s investments in corporate debt securities and commercial paper totaled $9.5 billion at September 30, 2013, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets.

The Company’s loans to banking clients include $7.1 billion of adjustable rate first lien residential real estate mortgage loans at September 30, 2013. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 40% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 70% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At September 30, 2013, 46% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

The Company’s HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin. The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2013	Balance
Converted to amortizing loan by period end	$47
Within 1 year	269
> 1 year – 3 years	523
> 3 years – 5 years	1,008
> 5 years	1,207
Total	$3,054

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $13.7 billion at September 30, 2013.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of September 30, 2013.

Fair Value as of September 30, 2013
							United
	France	Germany	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$486	$-	$-	$300	$-	$-	$200	$986
Cash and investments
segregated and on deposit
for regulatory purposes	-	400	-	-	-	-	-	400
Securities available for sale	556	150	358	100	1,347	701	1,364	4,576
Securities held to maturity	-	-	-	-	-	100	-	100
Total fair value	$1,042	$550	$358	$400	$1,347	$801	$1,564	$6,062
Total amortized cost	$1,041	$550	$357	$400	$1,345	$800	$1,561	$6,054
Maturities:
Overnight	$486	$400	$-	$300	$-	$-	$200	$1,386
1 day – < 6 months	400	-	122	-	100	151	901	1,674
6 months – < 1 year	-	150	100	100	200	75	160	785
1 year – 2 years	-	-	-	-	626	425	303	1,354
> 2 years	156	-	136	-	421	150	-	863
Total fair value	$1,042	$550	$358	$400	$1,347	$801	$1,564	$6,062

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At September 30, 2013, the Company had $227 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on June 24, 2013, relating to the realignment of the Company’s reportable segments. There have been no changes to these critical accounting estimates during the first nine months of 2013.

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

•

the expected impact of the final regulatory capital rules, which implemented Basel III and relevant provisions of the Dodd-Frank Act, the Federal Reserve notice of proposed rulemaking, and the NSCC proposed rule change (see “Current Market and Regulatory Environment and Other Developments”);

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

THE CHARLES SCHWAB CORPORATION

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include residential real estate loans and mortgage-backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels, which tend to increase in a declining rate environment. Because the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients and the rates charged on margin loans and loans to banking clients, and controls the composition of its investment securities, it has some ability to manage its net interest spread, depending on competitive factors and market conditions.

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

The Company is also subject to market risk as a result of fluctuations in option and equity prices. The Company’s direct holdings of option and equity securities and its associated exposure to option and equity prices are not material. The Company is indirectly exposed to option and equity market fluctuations in connection with client option accounts, securities collateralizing margin loans to brokerage customers, and customer securities loaned out as part of the Company’s securities lending activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with the Company. Additionally, the Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company.

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

Net Interest Revenue Simulation

For the Company’s net interest revenue sensitivity analysis, the Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation includes all interest-sensitive assets and liabilities. Key variables in the simulation include the repricing of financial instruments, prepayment, reinvestment, and product pricing assumptions. The Company uses constant balances and market rates in the simulation assumptions in order to minimize the number of variables and to better isolate risks. The simulations involve assumptions that are inherently

THE CHARLES SCHWAB CORPORATION

uncertain and, as a result, cannot precisely estimate net interest revenue or predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first nine months of 2013 or year-ending December 31, 2012.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Increase of 100 basis points	11.6%	19.2%
Decrease of 100 basis points	(5.3)%	(10.0)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first nine months of 2013 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first nine months of 2013, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2013:

			Total Number	Approximate
			of Shares Purchased	Dollar Value of
	Total Number		as Part of Publicly	Shares that May
	of Shares	Average	Announced	Yet be Purchased
	Purchased	Price Paid	Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
July:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	5	$21.49	N/A	N/A
August:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	1	$22.59	N/A	N/A
September:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	2	$21.31	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	8	$21.64	N/A	N/A

(1)

There were no share repurchases under the Share Repurchase Program during the third quarter. Repurchases under this program would occur under two authorizations by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007 and March 13, 2008. The remaining authorizations do not have an expiration date.

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

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008.	(1)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 6, 2013	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer