Form 10-K
period 2013-12-31
SCHWAB CHARLES CORP
filed 2014-02-24
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C. 20549

FORM  10-K

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)

OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the fiscal year ended December 31, 2013	Commission file number 1-9700

THE  CHARLES  SCHWAB  CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3025021 (I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA  94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (415) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.01 par value per share	New York Stock Exchange
Depository Shares, each representing a 1/40th ownership interest in a share of 6.0% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ⌧

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was $23.7 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31,  2014, was 1,298,566,869.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 15,  2014, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2013

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (together referred to as the Company, and located in San Francisco except as indicated), in securities brokerage, banking, money management, and financial advisory services. At December 31, 2013, the Company had $2.25 trillion in client assets, 9.1 million active brokerage accounts(a),  1.3 million corporate retirement plan participants, and 916,000 banking accounts.

Significant business subsidiaries of CSC include:

•

Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with over 300 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England, and serves clients in Hong Kong through one of CSC’s subsidiaries;

•	Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a federal savings bank located in Reno, Nevada; and
•

Charles Schwab Investment Management, Inc. (CSIM), which is the investment advisor for Schwab’s proprietary mutual funds, referred to as the Schwab Funds®, and Schwab’s exchange-traded funds, referred to as the Schwab ETFs™.

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors (IAs), and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank. These services are further described in the segment discussion below. For financial information by segment for the three years ended December 31, 2013, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 23. Segment Information.”

As of December 31, 2013, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 13,800 full-time employees.

Business Acquisitions

On December 14, 2012, the Company acquired ThomasPartners, Inc., a growth and dividend income-focused asset management firm.

In September 2011, the Company acquired optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity options and futures. The optionsXpress® brokerage platform provides active investors and traders trading tools, analytics and education to execute a variety of investment strategies. optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a securities broker-dealer.

In November 2010, the Company acquired substantially all of the assets of Windward Investment Management, Inc., an investment advisory firm that managed diversified investment portfolios comprised primarily of exchange-traded fund securities. As a result of the acquisition, Windhaven Investment Management, Inc. (Windhaven®) was formed as a wholly-owned subsidiary of Schwab Holdings, Inc.

For additional information pertaining to the Company’s business acquisitions, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 24. Business Acquisitions.”

(a) Accounts with balances or activity within the preceding eight months.

THE CHARLES SCHWAB CORPORATION

Business Strategy and Competitive Environment

The Company’s stated purpose is to champion every client’s goals with passion and integrity, believing the best long-term strategy is one that puts clients first. Because investing plays a fundamental role in building financial security, the Company strives to deliver a better investing experience for its clients – individual investors and the people and institutions who serve them – by disrupting longstanding industry practices on their behalf and providing superior service. The Company aims to offer a broad range of products and solutions to choose from, including relevant and actionable advice, with a focus on transparency and convenience. In addition, management works to leverage Company scale and resources, as well as expense discipline, to help keep costs low and ensure that client solutions are both affordable and responsive to needs.

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms, as well as banks and trust companies. In serving these investors and competing for a growing percentage of the investable wealth in the U.S., the Company offers a multi-channel service delivery model, which includes online, mobile, telephonic, and branch capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the Company. Schwab’s branches and regional telephone service centers are staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an IA – is a competitive strength compared to the more fragmented or limited offerings of other firms.

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

Products and Services

The Company offers a broad range of products to address individuals’ varying investment and financial needs. Examples of these product offerings include:

•

Brokerage – an array of full-feature brokerage accounts; individual retirement accounts; retirement plans for small to large businesses; 529 college savings accounts; designated brokerage accounts; equity incentive plan accounts; and margin loans, as well as access to fixed income securities, equity and debt offerings, options, and futures;

THE CHARLES SCHWAB CORPORATION

•

Mutual funds – third-party mutual funds through Mutual Fund Marketplace®, including no-load mutual funds through the Mutual Fund OneSource® service, proprietary mutual funds from two fund families – Schwab Funds® and Laudus Funds®, other third-party mutual funds, and mutual fund trading and clearing services to broker-dealers;

•	Exchange-traded funds (ETFs) – third-party and proprietary ETFs, including Schwab ETFs, Schwab ETF OneSource™, and separately managed portfolios of ETFs;
•	Advice solutions – separately managed accounts, customized personal advice for tailored portfolios, and specialized planning and full-time portfolio management;
•

Banking – checking accounts linked to brokerage accounts, savings accounts, certificates of deposit, demand deposit accounts, first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), personal loans and entity lending collateralized by securities; and

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services.

These products, and the Company’s full array of investing services, are made available through its two segments – Investor Services and Advisor Services. The Company’s major sources of revenues are generated by both of the Company’s reportable segments. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the Company’s reportable segments are the same as those described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Summary of Significant Accounting Policies.” For financial information related to the Company’s reportable segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Information,” and “Item 8 – Financial Statement and Supplementary Data – Notes to the Consolidated Financial Statements – 23. Segment Information.”

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

Schwab strives to educate and assist clients in the development of investment plans. Educational tools include workshops, interactive courses, and online information about investing, from which Schwab does not earn revenue. Additionally, Schwab provides various internet-based research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers approximately 4,000 stocks in 27 foreign equity markets.

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

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company provides investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed PortfoliosTM and Windhaven, or equity securities through ThomasPartners® programs. The Company also refers investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. In addition, clients who want the assistance of an independent professional in managing their financial affairs may be referred to IAs in the Schwab Advisor Network®. These IAs provide personalized portfolio management, financial planning, and wealth management solutions.

THE CHARLES SCHWAB CORPORATION

To meet the specific needs of clients who trade actively, Schwab and optionsXpress, Inc. both offer integrated Web- and software-based trading platforms, which incorporate intelligent order routing technology, real-time market data, options trading, premium stock or futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management tools, decision support tools, and dedicated personal support.

For clients wishing to invest in foreign equities, the Company offers a suite of global investing capabilities, including online access to certain foreign equity markets with the ability to trade in their local currencies. In addition, the Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. In the U.S., the Company serves Chinese-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices and Web-based and telephonic services.

The Investor Services segment also includes the Retirement Plan Services, Corporate Brokerage Services, Stock Plan Services, and Compliance Solutions business units. Retirement Plan Services offers a bundled 401(k) retirement plan product that provides plan sponsors a wide array of investment options, trustee or custodial services, and participant-level recordkeeping. Plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In 2012, the Company launched Schwab Index Advantage®, a unique 401(k) plan offer designed to lower costs, simplify investing and help workers better prepare for retirement. Services also include support for Roth 401(k) accounts and profit sharing and defined benefit plans. The Company provides a robust suite of tools to plan sponsors to manage their plans, including plan-specific reports, studies and research, access to legislative updates and benchmarking reports that provide perspective on their plan’s features compared with overall industry and segment-specific plans. Participants in bundled plans serviced by the Company receive targeted education materials, have access to electronic tools and resources, may attend onsite and virtual seminars, and can receive third-party advice delivered by Schwab. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates.

Corporate Brokerage Services provides specialty brokerage-related services to corporate clients through its Corporate Brokerage Retirement Services business and mutual fund clearing services to banks, brokerage firms and trust companies, and also offers proprietary mutual funds, ETFs, collective trust funds, and investment management outside the Company to institutional channels. Corporate Brokerage Retirement Services serves independent recordkeepers seeking a custodian for retirement plan assets. Schwab provides custody services tailored for retirement plans seeking a low-cost solution. Plans held at Schwab are either self-trusteed or trusteed by a separate, independent trustee. Corporate Brokerage Retirement Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans and the Company Retirement Account, a brokerage account designed to hold the assets of an individually designed business retirement plan.

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

Compliance Solutions provides solutions for compliance departments of regulated companies and firms with special requirements to monitor employee personal trading, including trade surveillance technology.

Advisor Services

Through the Advisor Services segment, the Company provides custodial, trading, and support services to IAs.

To attract and serve IAs, the Company has a dedicated sales force and service teams assigned to meet their needs. IAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information, as well as trading capabilities. The Advisor Services website is the core platform for IAs to conduct daily business activities online with Schwab, including submitting and retrieving client account information and viewing news and market information. This platform provides IAs with a comprehensive suite of electronic and paper-based reporting capabilities. The Company offers online cashiering services, as well as internet-based eDocuments sites for both IAs and

THE CHARLES SCHWAB CORPORATION

their clients that provide multi-year archiving of online statements, trade confirms and tax reports, along with document search capabilities.

To help IAs grow and manage their practices, the Company offers a variety of services, including marketing and business development, business strategy and planning, and transition support. Regulatory compliance consulting and support services are available, as well as website design and development capabilities. The Company maintains a website that provides interactive tools, educational content, and research reports to assist advisors thinking about establishing their own independent practices.

The Company offers an array of services to help advisors establish their own independent practices through the Business Start-up Solutions package. For some IAs this includes access to dedicated service teams and outsourcing of back-office operations, as well as third-party firms who provide assistance with real estate, errors and omissions insurance, and company benefits.

The Company offers a variety of educational materials and events to IAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. The Company updates and shares market research on an ongoing basis, and it holds a series of events and conferences every year to discuss topics of interest to IAs, including business strategies and best practices. The Company sponsors the annual IMPACT® conference, which provides a national forum for the Company, IAs, and other industry participants to gather and share information and insights.

IAs and their clients have access to a broad range of the Company’s products and services, including individual securities, mutual funds, ETFs, managed accounts, and cash products.

The Advisor Services segment also includes the Retirement Business Services business unit. Retirement Business Services provides trust, custody, and retirement business services to independent retirement plan advisors and independent recordkeepers. Plan assets are held at the Business Trust division of Schwab Bank. The Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with the Company’s investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account® for retirement plans.

Regulation

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). CSC is currently not subject to specific statutory capital requirements; however, CSC is required to serve as a source of strength for Schwab Bank. Under the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act), CSC will be subject to new minimum leverage and minimum risk-based capital ratio requirements that will be set by the Federal Reserve that are at least as stringent as the current requirements generally applicable to insured depository institutions. These requirements will be phased in beginning January 1, 2015. For further information, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market and Regulatory Environment and Other Developments.”

Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (OCC), as well as various requirements and restrictions under federal and state laws, including regulatory capital guidelines. For additional information on the regulations applicable to CSC, Schwab, Schwab Bank, and optionsXpress, Inc., see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Regulatory Requirements.”

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

THE CHARLES SCHWAB CORPORATION

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

The principal purpose of regulating broker-dealers and investment advisors is the protection of clients and the securities markets. The regulations, to which broker-dealers and investment advisors are subject, cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers and employees.

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

In addition to net capital requirements, as self-clearing broker-dealers, Schwab and optionsXpress, Inc. are subject to cash deposit and collateral requirements with clearing houses, such as the Depository Trust & Clearing Corporation (DTCC) and Options Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity.

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

For revenue information by source for the three years ended December 31, 2013, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

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

On the Company’s website, http://www.aboutschwab.com, the Company posts the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Company’s annual reports on

THE CHARLES SCHWAB CORPORATION

Form 10-K, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge either on the Company’s website or by request via email (investor.relations@schwab.com), telephone (415-667-1959), or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

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

For a discussion of the Company’s risk management, including operational risk, credit risk, market risk, liquidity risk, compliance risk, and legal risk, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

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

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation continues to grow more extensive and complex, and regulatory proceedings continue to become more frequent and sanctions more severe. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients. These regulations often serve to limit the Company’s activities by way of capital, customer protection and market conduct requirements, and restrictions on the businesses activities that the Company may conduct. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension or expulsion, or other disciplinary sanctions, including limitations on the Company’s business activities, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

The Company maintains systems and procedures designed to ensure that it complies with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures reasonably designed to prevent violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage the Company’s reputation and could restrict the ability of institutional investment managers to invest in the Company’s securities.

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

THE CHARLES SCHWAB CORPORATION

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

The Dodd-Frank Act was signed into law in July 2010 and implementation is ongoing. This legislation makes extensive changes to the laws regulating financial services firms and significant rule-making and interpretation remains. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Among other things, the legislation authorizes various assessments and fees and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions, and requires the SEC to complete studies and develop rules regarding various investor protection issues. The legislation also charges the Federal Reserve with drafting enhanced regulatory requirements for non-bank financial institutions designated as “systemically important.” CSC has not been designated as “systemically important,” but could be designated in the future. The legislation also eliminated the Office of Thrift Supervision (OTS) effective July 21, 2011 and, as a result, the Federal Reserve became CSC’s primary regulator and the OCC became the primary regulator of Schwab Bank. CSC will continue to review the impact that proposed rule-making will have on the Company’s business, financial condition, and results of operations, as such rule-making is issued.

In July 2013, the U.S. banking agencies issued regulatory capital rules that implement Basel III and relevant provisions of the Dodd-Frank Act which are applicable to savings and loan holding companies, such as CSC, and federal savings banks, such as Schwab Bank. The rules, which will be phased in beginning on January 1, 2015, will subject CSC to consolidated capital requirements. The rules also establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. Failure to meet the minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a negative impact on the Company.

In October 2013, the Federal Reserve, in collaboration with the OCC and the Federal Deposit Insurance Corporation, issued a joint notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standard established by Basel III. The LCR would apply to all internationally active banking organizations. The Federal Reserve also proposed a modified LCR standard, which would apply to the Company. Under the modified LCR, a depository institution holding company would be required to maintain high-quality liquid assets in an amount related to its total net cash outflows over a prospective period. The proposed transition period for the rule would begin on January 1, 2015, and institutions would be required to be fully compliant by January 1, 2017. The Company is currently evaluating the impact of the proposed rule, which may be subject to further modification.

The legislation also established a new independent Consumer Financial Protection Bureau (CFPB), which has broad rulemaking, supervisory and enforcement authority over consumer products, including mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the CFPB. These rules may negatively impact the range of products offered and profitability of our loan products.

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

The Company faces operational risk, which is the potential for loss due to inadequate or failed internal processes, systems, and firms or exchanges handling client orders, or from external events and relationships impacting the Company and/or any of its key business partners and vendors. This risk also includes the risk of human error, execution errors, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws and similar events.  For example, the Company and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. It could take several hours or more to restore full functionality to the Company’s technology or other operating systems in the event of an unforeseen event which could affect the Company’s ability to process and settle client transactions. Moreover, instances of fraud or other misconduct, including improper use or disclosure of confidential client, employee, or company information, might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that the Company will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of its vendors or other third parties.

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

Factors which may adversely affect the Company’s liquidity position include a reduction in cash held in banking or brokerage client accounts, a dramatic increase in the Company’s client lending activities (including margin, mortgage-related, and personal lending), unanticipated outflows of company cash, increased capital requirements, other regulatory changes or a loss of market or customer confidence in the Company. Schwab may also experience temporary liquidity demands due to timing differences between clients’ transaction settlements and the availability of segregated cash balances.

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

The Company’s businesses are subject to the risk that a client, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. While the Company has policies and procedures designed to manage this risk, the policies and procedures may not be fully effective. The Company’s exposure mainly results from margin lending, clients’ options trading, securities lending, mortgage lending, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds that the Company sponsors.

When clients purchase securities on margin or trade options, the Company is subject to the risk that clients may default on their obligations when the value of the securities and cash in their accounts falls below the amount of clients’ indebtedness. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, which include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, certificates of deposit, and commercial paper among other investments. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in the unemployment rate, delinquency and default rates, housing price declines, changes in prevailing interest rates and other economic factors. A failure to raise the U.S. debt limit and/or a downgrade of the U.S. government’s credit rating could decrease the value of the Company’s securities in both the available for sale and held to maturity portfolios.

Loss of value of securities available for sale and securities held to maturity can negatively affect earnings if management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment exists is a matter of judgment, which includes the assessment of several factors. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.” If management determines that a security is other-than-temporarily impaired, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Certain securities available for sale experienced continued credit deterioration in 2013, which resulted in impairment charges. Deterioration in the performance of securities available for sale and securities held to maturity could result in the recognition of future impairment charges.

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

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (such as cash equivalents, short- and long-term investments, and mortgage and margin loans) relative to changes in the costs of its funding sources (including deposits in banking and uninvested cash in brokerage accounts, short-term borrowings, and long-term debt). Changes in interest rates generally affect the interest earned on interest-earning assets differently than the interest the Company pays on its interest-bearing liabilities. In addition, certain funding sources do not bear interest and their cost therefore does not vary. Overall, the Company is positioned to benefit from a rising interest rate environment; the Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on its funding sources, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. The Company may also be limited in the amount it can reduce interest rates on funding sources, such as deposit accounts, and still offer a competitive return.

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

Actions brought against the Company may result in settlements, awards, injunctions, fines, penalties or other results adverse to the Company including reputational harm. Even if the Company is successful in defending against these actions, the defense of such matters may result in the Company incurring significant expenses. Predicting the outcome of matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results or cash flows for a particular future period, depending on the Company’s results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingencies.”

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

THE CHARLES SCHWAB CORPORATION

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

The Company also faces risk related to external fraud involving the compromise of clients’ personal electronic devices that can facilitate the unauthorized access to login and password information for their various online financial accounts, including those at the Company. Such risk has grown in recent years due to the increased sophistication and activities of organized crime and other external parties, including foreign state-sponsored parties. For example, these parties send fraudulent “phishing” emails to the Company’s clients in order to misappropriate user names, passwords or other personal information. Losses reimbursed to clients under the Company’s guarantee against unauthorized account activity could have a negative impact on the Company’s business, financial condition and results of operations.

Potential strategic transactions could have a negative impact on the Company’s financial position.

The Company evaluates potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on the Company’s financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. In addition, an acquisition may cause the Company to assume liabilities or become subject to litigation or regulatory proceedings. Further, the Company may not realize the anticipated benefits from an acquisition, and any future acquisition could be dilutive to the Company’s current stockholders’ percentage ownership or to earnings per common share.

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

THE CHARLES SCHWAB CORPORATION

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

A summary of the Company’s significant locations at December 31, 2013, is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate office space:
San Francisco, CA (1)	779	-
Service centers:
Phoenix, AZ (2)	37	669
Denver, CO	383	-
Indianapolis, IN	-	274
Austin, TX	252	-
Orlando, FL	148	-
Richfield, OH	-	117

(1)	Includes the Company’s headquarters.
(2)	Includes two data centers.

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers support both of the Company’s segments.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingencies.”

THE CHARLES SCHWAB CORPORATION

PART II

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31,  2014, was 7,191. The closing market price per share on that date was $24.82.

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

December 31,	2008	2009	2010	2011	2012	2013
The Charles Schwab Corporation	$100	$118	$109	$73	$95	$173
Dow Jones U.S. Investment Services Index	$100	$160	$165	$108	$137	$222
Standard & Poor’s 500 Index	$100	$126	$146	$149	$172	$228

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2013:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average	as Part of Publicly	May Yet be Purchased
	Shares Purchased	Price Paid	Announced Program (1)	under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
October:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	21	$21.24	N/A	N/A
November:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	1,052	$22.96	N/A	N/A
December:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	7	$24.82	N/A	N/A
Total:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	1,080	$22.94	N/A	N/A

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

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year (1)	1-Year
	2009-2013	2012-2013	2013	2012	2011	2010	2009
Results of Operations
Net revenues	7%	11%	$5,435	$4,883	$4,691	$4,248	$4,193
Expenses excluding interest	6%	9%	$3,730	$3,433	$3,299	$3,469	$2,917
Net income	8%	15%	$1,071	$928	$864	$454	$787
Net income available to common stockholders	6%	14%	$1,010	$883	$864	$454	$787
Basic earnings per common share	3%	13%	$.78	$.69	$.70	$.38	$.68
Diluted earnings per common share	3%	13%	$.78	$.69	$.70	$.38	$.68
Dividends declared per common share	-	-	$.24	$.24	$.24	$.24	$.24
Weighted-average common shares outstanding — diluted	3%	1%	1,293	1,275	1,229	1,194	1,160
Asset management and administration fees as a
percentage of net revenues			43%	42%	41%	43%	45%
Net interest revenue as a percentage of net revenues			36%	36%	37%	36%	30%
Trading revenue as a percentage of net revenues (2)			17%	18%	20%	20%	24%
Effective income tax rate			37.2%	36.0%	37.9%	41.7%	38.3%
Capital expenditures — purchases of equipment,
office facilities, and property, net	18%	95%	$269	$138	$190	$127	$139
Capital expenditures, net, as a percentage of net revenues			5%	3%	4%	3%	3%
Performance Measures
Net revenue growth (decline)			11%	4%	10%	1%	(19)%
Pre-tax profit margin			31.4%	29.7%	29.7%	18.3%	30.4%
Return on average common stockholders’ equity (3)			11%	11%	12%	8%	17%
Financial Condition (at year end)
Total assets	17%	8%	$143,642	$133,617	$108,553	$92,568	$75,431
Long-term debt	6%	17%	$1,903	$1,632	$2,001	$2,006	$1,512
Stockholders’ equity (4)	20%	8%	$10,381	$9,589	$7,714	$6,226	$5,073
Assets to stockholders’ equity ratio			14	14	14	15	15
Long-term debt to total financial capital
(long-term debt plus stockholders’ equity)			15%	15%	21%	24%	23%
Employee Information
Full-time equivalent employees (in thousands,
at year end)	3%	-	13.8	13.8	14.1	12.8	12.4
Net revenues per average full-time equivalent
employee (in thousands)	4%	10%	$391	$354	$350	$337	$338

(1)	The compounded 4-year growth rate is computed using the following formula: Compound annual growth rate = (Ending Value / Beginning Value) .25 - 1.
(2)	Trading revenue includes commission and principal transaction revenues.
(3)	Return on average common stockholders’ equity is calculated using net income available to common stockholders divided by average common stockholders’ equity.
(4)

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
Operations

OVERVIEW

Management of the Company focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that earnings per common share, net revenue growth, pre-tax profit margin, and return on common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns within the context of a given operating environment. Expenses excluding interest as a percentage of average client assets is considered by management to be a measure of operating efficiency. Results for the years ended December 31, 2013, 2012, and 2011 are:

	Growth Rate
	1-Year
Year Ended December 31,	2012-2013	2013	2012	2011
Client Activity Metrics:
Net new client assets (1) (in billions)	(70)%	$41.6	$139.7	$145.9
Client assets (2) (in billions, at year end)	15%	$2,249.4	$1,951.6	$1,677.7
New brokerage accounts (3) (in thousands)	7%	960	900	1,138
Active brokerage accounts (4) (in thousands, at year end)	3%	9,093	8,787	8,552
Company Financial Metrics:
Net revenues	11%	$5,435	$4,883	$4,691
Expenses excluding interest	9%	3,730	3,433	3,299
Income before taxes on income	18%	1,705	1,450	1,392
Taxes on income	21%	634	522	528
Net income	15%	$1,071	$928	$864
Net income available to common stockholders	14%	$1,010	$883	$864
Earnings per common share – diluted	13%	$.78	$.69	$.70
Net revenue growth from prior year		11%	4%	10%
Pre-tax profit margin		31.4%	29.7%	29.7%
Return on common stockholders’ equity (5)		11%	11%	12%
Expenses excluding interest as a percentage of
average client assets		0.18%	0.19%	0.20%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric along with core net new assets depicts how well the Company’s products and services appeal to new and existing clients in a given operating environment. Core net new assets totaled $140.8 billion, $112.4 billion, and $82.3 billion in 2013, 2012, and 2011, respectively. See below for items excluded from core net new assets.

(2)

Client assets is the market value of all client assets custodied at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource funds) directly impact asset management and administration fees.

(3)

New brokerage accounts include all brokerage accounts opened during the period, as well as any accounts added via acquisition.  This metric measures the Company’s effectiveness in attracting new clients and building stronger relationships with existing clients. See below comparisons of 2013 to 2012 and 2012 to 2011 for additional detail.

(4)

Active brokerage accounts include accounts with balances or activity within the preceding eight months. This metric is an indicator of the Company’s success in both attracting and retaining clients. See below comparisons of 2013 to 2012 and 2012 to 2011 for additional detail.

(5)	Calculated as net income available to common stockholders divided by common stockholders’ equity.

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Core net new client assets is defined as net new client assets before significant one-time flows. Management considers this to be a useful metric when comparing period-to-period client asset flows. The following one-time flows were excluded from core net new assets.

•

2013 excludes outflows of $74.5 billion relating to the planned transfer of a mutual fund clearing services client. The Company also reduced its reported total for overall client assets by $24.7 billion in 2013 to reflect the estimated impact of the consolidation of its retirement plan recordkeeping technology platforms and subsequent resignation from certain retirement plan clients.

•

2012 excludes inflows of $27.7 billion from mutual fund clearing services clients and $900 million from the acquisition of ThomasPartners, Inc., and outflows of $1.3 billion from the closure and/or sale of certain subsidiaries of optionsXpress.

•	2011 excludes inflows of $56.1 billion from a mutual fund clearing services client and $7.5 billion from the acquisition of optionsXpress.

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

2013 Compared to 2012

Valuations in the broad equity markets improved during 2013 compared to 2012, as the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 38%, 30%, and 26%, respectively. While the federal funds target rate remained unchanged at a range of zero to 0.25%, the average 10-year Treasury yield increased by 55 basis points to 2.33% during 2013 compared to 2012. In the same period however, the average three-month Treasury Bill yield decreased by 3 basis points to 0.05%.

The Company continued to experience growth in its client base during 2013 – core net new client assets totaled $140.8 billion, up 25% from $112.4 billion in 2012. Total client assets ended the year at a record $2.25 trillion, up 15% from 2012. In addition, the Company added almost 1 million new brokerage accounts during 2013, and active brokerage accounts reached 9.1 million, up 3% from 2012.

As a result of the Company’s strong key client activity metrics, the Company achieved a pre-tax profit margin of 31.4% in 2013. Overall, net income increased by 15% in 2013 from 2012 and the return on average common stockholders’ equity was 11% in 2013.

Along with the growth in its client base, enrollments in client advisory solutions and stability in the economic environment helped the Company achieve increases in all three major revenue lines in 2013 compared to 2012. Overall, net revenues increased by 11% in 2013 from 2012, primarily due to increases in asset management and administration fees,  net interest revenue, and trading revenue, partially offset by a decrease in other revenue – net. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solutions fees. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher interest rates on new fixed-rate investments. This increase was partially offset by the effect lower average short-term interest rates and the maturity of short-term interest-earning assets had on the Company’s average net interest margin.  Trading revenue increased primarily due to higher daily average revenue trades and two additional trading days during the year. Other revenue – net decreased primarily due to a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute in 2012.

Expenses excluding interest increased by 9% in 2013 from 2012 primarily due to increases in compensation and benefits, professional services, advertising and market development, and other expense. Compensation and benefits expense increased

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

in 2013 from 2012 primarily due to higher incentive compensation relating to the transition to a new payout schedule for field incentive plans, increased individual sales performance compensation as a result of field sales volume, increased and accelerated health savings account (HSA) contributions, equity incentive plan changes to vesting for retirement-eligible employees, and increased funding for the corporate bonus plan commensurate with achieving higher earnings per common share. Advertising and market development expense increased primarily due to investment in the Company’s new advertising and branding initiative, Own your tomorrow™.

2012 Compared to 2011

Valuations in the broad equity markets improved during 2012 compared to 2011, as the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 16%, 13%, and 7%, respectively. While the federal funds target rate remained unchanged at a range of zero to 0.25%, the average three-month Treasury Bill yield increased by 4 basis points to 0.08% during 2012 compared to 2011. At the same time, the average 10-year Treasury yield decreased by 98 basis points to 1.78%.

Despite continuing economic and interest rate challenges during the year, the Company’s sustained client focus helped deliver strong key client activity metrics in 2012. While net new client assets decreased slightly by 4% to $139.7 billion in 2012, core net new client assets totaled $112.4 billion, up 37% from $82.3 billion in 2011. Total client assets ended the year at a record $1.95 trillion, up 16% from 2011. In addition, the Company added 900,000 new brokerage accounts to its client base during 2012,  a decrease of 21% from the prior year due to the removal of approximately 30,000 accounts due to escheatment and other factors in 2012, and the addition of 315,000 new brokerage accounts from the acquisition of optionsXpress in 2011. Active brokerage accounts reached a record 8.8 million, up 3% from 2011.

Net revenues increased by 4% in 2012 from 2011 primarily due to increases in asset management and administration fees, net interest revenue, and other revenue – net, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to increases in advice solutions fees and other asset management and administration fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of low overall interest rates and higher amortization of premiums relating to mortgage-backed securities. Other revenue – net increased primarily due to a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. Trading revenue decreased primarily due to lower daily average revenue trades, partially offset by the inclusion of optionsXpress’ trading activity from its acquisition in September 2011.

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

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

To the extent short-term interest rates remain at current low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low short-term interest rate environment also affects asset management and administration fees. The Company continues to waive a portion of its management fees, as the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. These and certain other Schwab-sponsored money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the stated management fees on those funds. To the extent this occurs, asset management and administration fees may continue to be negatively affected.

In July 2013, the U.S. banking agencies issued regulatory capital rules that implemented BASEL III and relevant provisions of the Dodd-Frank Act (Final Regulatory Capital Rules), which are applicable to savings and loan holding companies, such as CSC, and federal savings banks, such as Schwab Bank. The rules will be phased in beginning on January 1, 2015.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Final Regulatory Capital Rules, among other things:

•	subject savings and loan holding companies to consolidated capital requirements;
•

revise the required minimum risk-based and leverage capital requirements by (1) establishing a new minimum Common Equity Tier 1 Risk-Based Capital Ratio (common equity Tier 1 capital to total risk-weighted assets) of 4.5%; (2) raising the minimum Tier 1 Risk-Based Capital Ratio from 4.0% to 6.0%; (3) maintaining the minimum Total Risk-Based Capital Ratio of 8.0%; and (4) maintaining a minimum Tier 1 Leverage Ratio (Tier 1 capital to adjusted average consolidated assets) of 4.0%;

•

add a requirement to maintain a minimum capital conservation buffer, composed of common equity Tier 1 capital, of 2.5% of risk-weighted assets, which means that banking organizations, on a fully phased-in basis no later than January 1, 2019, must maintain a Common Equity Tier 1  Risk-Based Capital Ratio greater than 7.0%; a Tier 1 Risk-Based Capital Ratio greater than 8.5% and a Total Risk-Based Capital Ratio greater than 10.5%; and

•

change the definition of capital categories for insured depository: to be considered “well-capitalized”, Schwab Bank must have a Common Equity Tier 1  Risk-Based Capital Ratio of at least 6.5%, a Tier 1  Risk-Based Capital Ratio of at least 8%, a Total Risk-Based Capital Ratio of at least 10% and a Tier 1 Leverage Ratio of at least 5%.

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets are effective beginning January 1, 2015. The required minimum capital conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Regulatory Capital Rules provide that the failure to maintain the minimum capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. The Company does not expect the Final Regulatory Capital Rules to have a material impact on the Company’s business, financial condition, and results of operations.

On October 24, 2013, the Federal Reserve, in collaboration with the OCC and the Federal Deposit Insurance Corporation, issued a joint notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with the LCR standard established by Basel III. The LCR would apply to all internationally active banking organizations. The Federal Reserve also proposed a modified LCR standard, which would apply to the Company. Under the modified LCR, a depository institution holding company would be required to maintain high-quality liquid assets in an amount related to its total net cash outflows over a prospective period. The proposed transition period for the rule would begin on January 1, 2015, and institutions would be required to be fully compliant by January 1, 2017. The Company is currently evaluating the impact of the proposed rule, which may be subject to further modification.

In April 2013, the SEC published notice of a National Securities Clearing Corporation (NSCC) proposed rule change that would impose a supplemental liquidity funding obligation on certain NSCC participants. The NSCC is a subsidiary of DTCC. The stated purpose was to provide the NSCC with sufficient liquidity and financial resources to withstand a default by one of its members. The rule change, as proposed, could have required the Company to provide a supplemental liquidity deposit relating to options activity (Special SLD) and a supplemental liquidity deposit relating to equities activity (Regular SLD). The proposed rule change with regard to the Special SLD was approved and went into effect on February 1, 2014, and the Company does not expect the rule change to have a material impact on the Company’s business, financial condition, and results of operations. However, the proposed rule change with regard to the Regular SLD was withdrawn and alternative proposals are currently being discussed.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion is an analysis of the Company’s results of operations for the years ended December 31, 2013, 2012, and 2011.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees, net interest revenue, and trading revenue all increased in 2013 as compared to 2012. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in 2012 as compared to 2011.

Year Ended December 31,		2013		2012		2011
			% of		% of		% of
	Growth Rate		Total Net		Total Net		Total Net
	2012-2013	Amount	Revenues	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	5%	$936		$891		$865
Fee waivers	15%	(674)		(587)		(568)
Schwab money market funds after fee waivers	(14)%	262	5%	304	6%	297	6%
Equity and bond funds	26%	157	3%	125	3%	118	3%
Mutual Fund OneSource®	14%	774	14%	680	14%	680	14%
Total mutual fund service fees	8%	1,193	22%	1,109	23%	1,095	23%
Advice solutions	24%	718	13%	580	12%	522	11%
Other	14%	404	8%	354	7%	311	7%
Asset management and administration fees	13%	2,315	43%	2,043	42%	1,928	41%
Net interest revenue
Interest revenue	9%	2,085	38%	1,914	39%	1,900	41%
Interest expense	(30)%	(105)	(2)%	(150)	(3)%	(175)	(4)%
Net interest revenue	12%	1,980	36%	1,764	36%	1,725	37%
Trading revenue
Commissions	6%	864	16%	816	17%	866	19%
Principal transactions	(6)%	49	1%	52	1%	61	1%
Trading revenue	5%	913	17%	868	18%	927	20%
Other – net	(8)%	236	4%	256	5%	160	3%
Provision for loan losses	(106)%	1	-	(16)	-	(18)	-
Net impairment losses on securities	(69)%	(10)	-	(32)	(1)%	(31)	(1)%
Total net revenues	11%	$5,435	100%	$4,883	100%	$4,691	100%

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

Asset management and administration fees increased by $272 million, or 13%, in 2013 from 2012 primarily due to increases in mutual fund service fees and advice solutions fees. Asset management and administration fees increased by $115 million,

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

or 6%, in 2012 from 2011 primarily due to an increase in advice solutions fees and other asset management and administration fees.

Mutual fund service fees increased by $84 million, or 8%, in 2013 from 2012,  due to market appreciation and growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Mutual fund service fees were relatively flat in 2012 from 2011, which reflected growth in client assets invested in money market mutual funds, equity and bond funds, and Mutual Fund OneSource funds, offset by the effect of lower yields on certain fund assets.

Advice solutions fees increased by $138 million, or 24%, in 2013 from 2012 and by $58 million, or 11%, in 2012 from 2011 primarily due to growth in client assets enrolled in advisory and managed account programs, including Windhaven®, Schwab Private ClientTM, and ThomasPartners.

Other asset management and administration fees increased by $50 million, or 14%, in 2013 from 2012 and $43 million, or 14%, in 2012 from 2011 primarily due to an increase in third-party mutual fund service fees as a result of an increase in client asset balances invested in other third-party mutual funds.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The majority of the Company’s interest-earnings assets and interest-bearing liabilities are sensitive to changes in short-term interest rates. The Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall. When interest rates fall, the Company may attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock in asset yields, and by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. To a lesser degree, the Company is sensitive to changes in long-term interest rates through some of its investment portfolios. To mitigate the related risk, the Company may alter the types of investments purchased. For discussion of the impact of current market conditions on net interest revenue, see “Current Market and Regulatory Environment and Other Developments.”

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Non-interest-bearing funding sources include non-interest-bearing brokerage client cash balances, stockholders’ equity, and proceeds from stock-lending activities. Revenue from stock-lending activities is included in other interest revenue.

Schwab Bank maintains available for sale and held to maturity investment portfolios for liquidity as well as to invest funds from deposits that are in excess of loans to banking clients and liquidity requirements. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans, HELOCs, and personal loans secured by securities. These loans are largely funded by interest-bearing deposits from banking clients.

In clearing their clients’ trades, Schwab and optionsXpress, Inc. hold cash balances payable to clients. In most cases, Schwab and optionsXpress, Inc. pay their clients interest on cash balances awaiting investment, and in turn invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made to clients on a secured basis to purchase securities. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s consolidated balance sheets.  When investing segregated client cash balances, Schwab and optionsXpress, Inc. must adhere to applicable regulations that restrict investments to securities guaranteed by the full faith and credit of the U.S. government, participation

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, deposits held at U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Additionally, Schwab and optionsXpress, Inc. have established policies for the minimum credit quality and maximum maturity of these investments.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$6,943	$16	0.23%	$7,130	$18	0.25%	$5,554	$13	0.23%
Cash and investments segregated	25,419	35	0.14%	25,263	46	0.18%	25,831	39	0.15%
Broker-related receivables (1)	377	-	0.04%	351	-	0.04%	310	-	0.05%
Receivables from brokerage clients	11,800	434	3.68%	10,928	446	4.08%	10,637	467	4.39%
Securities available for sale (2)	49,114	557	1.13%	39,745	583	1.47%	27,486	456	1.66%
Securities held to maturity	24,915	610	2.45%	15,371	397	2.58%	16,050	492	3.07%
Loans to banking clients	11,758	329	2.80%	10,053	309	3.07%	9,472	310	3.27%
Loans held for sale	-	-	-	18	1	4.12%	65	3	4.62%
Total interest-earning assets	130,326	1,981	1.52%	108,859	1,800	1.65%	95,405	1,780	1.87%
Other interest revenue		104			114			120
Total interest-earning assets	$130,326	$2,085	1.60%	$108,859	$1,914	1.76%	$95,405	$1,900	1.99%
Funding sources:
Deposits from banking clients	$85,465	$31	0.04%	$65,546	$42	0.06%	$52,701	$62	0.12%
Payables to brokerage clients	30,258	3	0.01%	29,831	3	0.01%	29,992	3	0.01%
Long-term debt	1,751	69	3.94%	1,934	103	5.33%	2,004	108	5.39%
Total interest-bearing liabilities	117,474	103	0.09%	97,311	148	0.15%	84,697	173	0.20%
Non-interest-bearing funding sources	12,852			11,548			10,708
Other interest expense		2			2			2
Total funding sources	$130,326	$105	0.08%	$108,859	$150	0.14%	$95,405	$175	0.18%
Net interest revenue		$1,980	1.52%		$1,764	1.62%		$1,725	1.81%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in 2013 from 2012 primarily due to higher balances of interest-earning assets and higher interest rates on new fixed-rate investments,  including securities available for sale and securities held to maturity, partially offset by the effect lower average short-term interest rates and the maturity of short-term interest-earning assets had on the Company’s average net interest margin.  The growth in the average balance of deposits from banking clients funded the increase in the balance of securities available for sale and securities held to maturity. Net interest revenue also increased due to the redemption of higher rate trust preferred securities and the exchange of higher rate Senior Notes during the third quarter of 2012.

Net interest revenue increased in 2012 from 2011 primarily due to higher balances of interest-earning assets, primarily securities available for sale, partially offset by the effect of low overall interest rates and higher amortization of premiums relating to mortgage-backed securities. Growth in the average balance of deposits from banking clients funded the increase in the balance of securities available for sale.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from trading activity in client fixed income securities. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including state and municipal debt obligations, U.S. Government, corporate debt, and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

revenue also includes adjustments to the fair value of these securities positions. Factors that influence principal transaction revenue include the volume of client trades and market price volatility.

Trading revenue increased by $45 million, or 5%, in 2013 from 2012 primarily due to higher daily average revenue trades and two additional trading days in 2013. Trading revenue decreased by $59 million, or 6%, in 2012 from 2011 primarily due to lower daily average revenue trades, partially offset by the inclusion of optionsXpress’ trading activity for the full year.

Daily average revenue trades increased by 4% in 2013 from 2012 primarily due to a higher volume of equity and mutual fund trades, partially offset by a lower volume of future and option trades. Daily average revenue trades decreased by 7% in 2012 from 2011 primarily due to a lower volume of equity and mutual fund trades, partially offset by a higher volume of option and future trades as a result of the inclusion of optionsXpress. Average revenue per revenue trade remained relatively flat from 2011 to 2013.

	Growth Rate
Year Ended December 31,	2012-2013	2013	2012	2011
Daily average revenue trades (1) (in thousands)	4%	295.0	282.7	303.8
Clients’ daily average trades (2) (in thousands)	11%	490.5	440.9	451.1
Number of trading days (3)	1%	250.5	248.5	251.5
Average revenue per revenue trade	-	$12.31	$12.35	$12.15

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
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

Other Revenue – Net

Other revenue – net includes order flow revenue, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, realized gains or losses on sales of securities available for sale, and other service fees.

Other revenue – net decreased by $20 million, or 8%, in 2013 compared to 2012 primarily due to a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012 and realized gains of $35 million from the sales of securities available for sale in 2012, partially offset by an increase in order flow revenue that Schwab began receiving in November 2012.

Other revenue – net increased by $96 million, or 60%, in 2012 compared to 2011 primarily due to a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute mentioned above. In November 2012, the Company began receiving additional order flow rebates from market venues to which client orders are routed for execution. Order flow revenue increased by $23 million due to this revenue and the inclusion of a full year of optionsXpress’ order flow revenue. In December 2012, CSC redeemed the remaining outstanding portion of its 4.950% Senior Notes of $494 million that were due in 2014, which resulted in the payment of a make-whole premium of $31 million that was recorded in other revenue – net. Other revenue – net also included realized gains of $35 million from the sales of securities available for sale.

Provision for Loan Losses

The provision for loan losses decreased by $17 million in 2013, from $16 million to $(1) million in 2012 and 2013, respectively, primarily due to improved residential real estate mortgage and HELOC credit quality in the Company’s loan portfolio. The provision for loan losses was relatively flat in 2012 from 2011, reflecting stable levels of delinquencies and nonaccrual loans experienced in 2012. Charge-offs were $11 million, $16 million, and $19 million in 2013, 2012, and 2011, respectively. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Loans to Banking Clients and Related Allowance for Loan Losses.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Impairment Losses on Securities

Net impairment losses on securities were $10 million, $32 million, and $31 million in 2013, 2012, and 2011, respectively. These charges were lower in 2013 compared to 2012, reflecting a stabilization of the credit characteristics of certain non-agency residential mortgage-backed securities’ underlying loans. For further discussion, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 5. Securities Available for Sale and Securities Held to Maturity.”

Expenses Excluding Interest

As shown in the table below, expenses excluding interest were higher in 2013 compared to 2012 primarily due to increases in compensation and benefits, professional services, advertising and market development, and other expense. Expenses excluding interest were higher in 2012 compared to 2011, which was primarily due to the inclusion of a full year of optionsXpress’ expenses and amortization of intangible assets relating to the optionsXpress acquisition.

	Growth Rate
Year Ended December 31,	2012-2013	2013	2012	2011
Compensation and benefits	12%	$2,027	$1,803	$1,732
Professional services	7%	415	388	387
Occupancy and equipment	(1)%	309	311	301
Advertising and market development	7%	257	241	228
Communications	-	220	220	220
Depreciation and amortization	3%	202	196	155
Class action litigation and regulatory reserve (1)	-	-	-	7
Other	9%	300	274	269
Total expenses excluding interest	9%	$3,730	$3,433	$3,299
Expenses as a percentage of total net revenues:
Total expenses excluding interest		69%	70%	70%
Advertising and market development		5%	5%	5%

(1)	Relates to Schwab YieldPlus Fund®.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $224 million, or 12%, in 2013 from 2012, and $471 million, or 4%, in 2012 from 2011, due to increases in salaries and wages, incentive compensation and employee benefits and other expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Growth Rate
Year Ended December 31,	2012-2013	2013	2012	2011
Salaries and wages	6%	$1,110	$1,043	$1,012
Incentive compensation	29%	599	466	444
Employee benefits and other	8%	318	294	276
Total compensation and benefits expense	12%	$2,027	$1,803	$1,732
Compensation and benefits expense as a percentage
of total net revenues:
Salaries and wages		20%	21%	22%
Incentive compensation		11%	10%	9%
Employee benefits and other		6%	6%	6%
Total compensation and benefits expense		37%	37%	37%
Full-time equivalent employees (in thousands) (1)
At year end	-	13.8	13.8	14.1
Average	1%	13.9	13.8	13.4

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in 2013 from 2012 primarily due to annual salary increases. Incentive compensation increased in 2013 from 2012 primarily due to the transition to a new payout schedule for field incentive plans, increased individual sales performance compensation as a result of higher field sales volume, and increased funding for the corporate bonus plan commensurate with achieving higher earnings per common share. Employee benefits and other expense increased in 2013 from 2012 primarily due to payroll taxes related to the increase in incentive compensation, and increased contributions to new employee HSAs. The Company was converting to HSA-based healthcare and employee enrollment in these plans rose significantly in 2013.

Salaries and wages increased in 2012 from 2011 primarily due to an increase in average full-time employees from the inclusion of a full year of optionsXpress’ employees. The increase in salaries and wages was partially offset by a decrease in persons employed on a contract basis. Incentive compensation increased in 2012 from 2011 primarily due to higher variable compensation resulting from product sales performance in the Company’s branch offices. Employee benefits and other expense increased in 2012 from 2011 primarily due to increases in payroll taxes and the Company’s 401(k) plan expense due to increases in average full-time employees and incentive compensation, and an increase in the Company’s deferred compensation plan expense as a result of improvement in the broad equity markets.

Expenses Excluding Compensation and Benefits

Professional services expense increased in 2013 from 2012 primarily due to an increase in fees paid to outsourced service providers and consultants and higher spending on printing and fulfillment services. Professional services expense was relatively flat in 2012 compared to 2011.

Occupancy and equipment expense was relatively flat in 2013 compared to 2012. Occupancy and equipment expense increased in 2012 from 2011 primarily due to an increase in software maintenance expense relating to the Company’s information technology systems.

Advertising and market development expense increased in 2013 from 2012 primarily due to higher spending on media relating to the launch of the Company’s new advertising and branding initiative, Own your tomorrowTM.  Advertising and market development expense increased in 2012 from 2011 primarily due to the inclusion of a full year of optionsXpress’ expenses, which includes media, and the Company’s increased spending on customer promotions.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Depreciation and amortization expense was relatively flat in 2013 compared to 2012. Depreciation and amortization expense increased in 2012 from 2011 primarily due to the amortization of intangible assets relating to the optionsXpress acquisition.

Other expense increased in 2013 from 2012 primarily due to an increase in regulatory assessments. Other expense was relatively flat in 2012 compared to 2011.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.2% in 2013,  36.0% in 2012, and 37.9% in 2011. The increase in 2013 from 2012 was primarily due to the impact of a non-recurring state tax benefit of $20 million in 2012, partially offset by the recognition of an additional state tax benefit of $4 million in 2013. The decrease in 2012 from 2011 was primarily due to the recognition of the non-recurring state tax benefit discussed above.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services				Advisor Services
	Growth Rate				Growth Rate
Year Ended December 31,	2012-2013	2013	2012	2011	2012-2013	2013	2012	2011
Net Revenues
Asset management and
administration fees	13%	$1,627	$1,436	$1,357	14%	$689	$607	$571
Net interest revenue	13%	1,756	1,559	1,542	9%	224	205	183
Trading revenue	1%	621	612	667	15%	292	255	260
Other – net	45%	178	123	98	(8)%	57	62	62
Provision for loan losses	(107)%	1	(15)	(16)	(100)%	-	(1)	(2)
Net impairment losses
on securities	(69)%	(9)	(29)	(29)	(67)%	(1)	(3)	(2)
Total net revenues	13%	4,174	3,686	3,619	12%	1,261	1,125	1,072
Expenses Excluding
Interest	8%	2,899	2,693	2,569	12%	831	739	731
Income before taxes
on income	28%	$1,275	$993	$1,050	11%	$430	$386	$341

	Unallocated				Total
	Growth Rate				Growth Rate
Year Ended December 31,	2012-2013	2013	2012	2011	2012-2013	2013	2012	2011
Net Revenues
Asset management and
administration fees	N/M	$(1)	$-	$-	13%	$2,315	$2,043	$1,928
Net interest revenue	N/M	-	-	-	12%	1,980	1,764	1,725
Trading revenue	N/M	-	1	-	5%	913	868	927
Other – net	N/M	1	71	-	(8)%	236	256	160
Provision for loan losses	N/M	-	-	-	(106)%	1	(16)	(18)
Net impairment losses
on securities	N/M	-	-	-	(69)%	(10)	(32)	(31)
Total net revenues	N/M	-	72	-	11%	5,435	4,883	4,691
Expenses Excluding
Interest	N/M	-	1	(1)	9%	3,730	3,433	3,299
Income before taxes
on income	N/M	$-	$71	$1	18%	$1,705	$1,450	$1,392

N/M Not meaningful.

Investor Services

Net revenues increased by $488 million, or 13%, in 2013 from 2012 primarily due to increases in net interest revenue, asset management and administration fees, and other revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect lower average short-term interest rates had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to increases in advice solutions fees and mutual fund service fees. Advice solutions fees increased due to growth in client assets enrolled in advisory offers, including Windhaven and Schwab Private Client. Mutual fund service fees increased due to market appreciation and growth in client assets invested in the Company’s Mutual Fund OneSource funds, and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Other revenue – net increased primarily due to an increase in order flow revenue that Schwab began receiving in November 2012. Expenses excluding interest increased by $206 million, or 8%, in 2013 from 2012 primarily due to increases in compensation and benefits, professional services, advertising and market development, and other expenses.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues were relatively flat in 2012 compared to 2011 as the increases in asset management and administration fees, net interest revenue, and other revenue – net were largely offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to an increase in advice solutions fees relating to Windhaven, partially offset by a decrease in net money market mutual fund fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of low overall interest rates and higher amortization of premiums relating to mortgage-backed securities. Other revenue – net increased primarily due to the inclusion of a full year of optionsXpress’ order flow revenue and other fees. Trading revenue decreased primarily due to lower daily average revenue trades, partially offset by the inclusion of optionsXpress’ trading activity for the full year. Expenses excluding interest increased by $124 million, or 5%, in 2012 from 2011 primarily due to the inclusion of a full year of optionsXpress’ compensation and benefits, depreciation and amortization, and advertising and market development expenses.

Advisor Services

Net revenues increased by $136 million, or 12%, in 2013 from 2012 primarily due to increases in asset management and administration fees, trading revenue, and net interest revenue. Asset management and administration fees increased primarily due to increases in mutual fund service fees and advice solutions fees. Mutual fund service fees increased due to market appreciation and growth in client assets invested in the Company’s Mutual Fund OneSource funds, and equity and bond funds. Advice solutions fees increased due to growth in client assets enrolled in advisory offers. Trading revenue increased primarily due to higher daily average revenue trades and two additional trading days in 2013. Net interest revenue increased primarily due to higher balances of interest-earning assets, partially offset by the effect lower average short-term interest rates had on the Company’s average net interest margin. Expenses excluding interest increased by $92 million, or 12%, in 2013 from 2012 primarily due to increases in compensation and benefits, professional services, advertising and market development expenses, and other expenses.

Net revenues increased by $53 million, or 5%, in 2012 from 2011 primarily due to increases in asset management and administration fees and net interest revenue, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to an increase in third-party mutual fund service fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of low overall interest rates and higher amortization of premiums relating to mortgage-backed securities. Trading revenue decreased primarily due to lower daily average revenue trades. Expenses excluding interest were relatively flat in 2012 compared to 2011.

Unallocated

Other revenue – net in 2012 includes a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the SEC which enables CSC to issue debt, equity, and other securities. CSC maintains excess liquidity in the form of overnight cash deposits and short-term investments to cover daily funding needs and to support growth in the Company’s business. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab, Schwab Bank, and optionsXpress, Inc. are subject to regulatory requirements that may restrict them from certain transactions with CSC, as further discussed below. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab and optionsXpress, Inc.’s net capital.

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its Shelf Registration Statement. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. At December 31, 2013,  CSC’s Tier 1 Leverage Ratio was 6.4%, Tier 1 Capital Ratio was 16.7%, and Total Capital Ratio was 16.8%.

The following are details of CSC’s long-term debt:

	Par				Standard
December 31, 2013	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,581	2015 – 2022	0.850% to 4.45% fixed	A2	A	A
Medium Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2013. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2014. This facility replaced a similar facility that expired in June 2013 and both facilities were unused in 2013. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2013, the minimum level of stockholders’ equity required under this facility was $7.1 billion (CSC’s stockholders’ equity at December 31, 2013, was $10.4 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $647 million of the $942 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during 2013.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which is scheduled to expire in December 2014. There were no funds drawn under this facility at December 31, 2013.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $33.2 billion and $37.4 billion at December 31, 2013 and 2012, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2013, Schwab’s net capital was $1.4 billion (10% of aggregate debit balances), which was $1.2 billion in excess of its minimum required net capital and $707 million in excess of 5% of aggregate debit balances.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $89 million at December 31, 2013, is being reduced by a portion of the lease payments over the remaining lease term of 11 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $942 million at December 31, 2013. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earnings investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for ten days in 2013, with average daily amounts borrowed of $64 million. There were no borrowings outstanding under these lines at December 31, 2013.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at December 31, 2013.  There were no funds drawn under any of these LOCs during 2013. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. Schwab plans to renew this facility when it expires. The amount outstanding under this facility at December 31, 2013, was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. The amount outstanding under this facility at December 31, 2013, was $605 million.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at December 31, 2013 were $93.0 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage accounts that is swept into deposit accounts at Schwab Bank. At December 31, 2013, these balances totaled $72.2 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Based on its regulatory capital ratios at December 31, 2013, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$6,550	19.0%	$2,074	6.0%	$1,383	4.0%
Total Risk-Based Capital	$6,599	19.1%	$3,457	10.0%	$2,766	8.0%
Tier 1 Leverage	$6,550	6.6%	$4,993	5.0%	$3,994	4.0%
Tangible Equity	$6,550	6.6%	N/A		$1,997	2.0%

N/A Not applicable.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At December 31, 2013, $2.6 billion was available under this arrangement. There were no funds drawn under this arrangement during 2013.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At December 31, 2013, $6.8 billion was available under this facility. There were no funds drawn under this facility during 2013.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.1 billion at December 31, 2013. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc., is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2013, optionsXpress Inc.’s net capital was $102 million (36% of aggregate debit balances), which was $96 million in excess of its minimum required net capital and $88 million in excess of 5% of aggregate debit balances.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At December 31, 2013, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at December 31, 2013. There were no funds drawn under this LOC during 2013.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. The amount outstanding under this facility at December 31, 2013, was $25 million. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc.

optionsXpress Holdings, Inc., optionsXpress, Inc.’s parent company, has a term loan with CSC, of which $35 million was outstanding at December 31, 2013, and it matures in December 2017.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on optimizing the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2013 was $12.3 billion, up $1.1 billion, or 9%, from December 31, 2012.

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

Long-term Debt

At December 31, 2013, the Company had long-term debt of $1.9 billion, or 15% of total financial capital, that bears interest at a weighted-average rate of 3.61%. At December 31, 2012, the Company had long-term debt of $1.6 billion, or 15% of total financial capital. On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its Shelf Registration Statement. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually. The Company repaid $6 million of other long-term debt in 2013. For further discussion of the Company’s long-term debt, see “Liquidity and Capital Resources – Liquidity” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Borrowings.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Capital Expenditures

The Company’s capital expenditures were $270 million (5% of net revenues) and $138 million (3% of net revenues) in 2013 and 2012, respectively. Capital expenditures in 2013 were primarily for buildings and land, capitalized costs for developing internal-use software, and software and equipment relating to the Company’s information technology systems. Capital expenditures in 2012 were primarily for capitalized costs for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capitalized costs for developing internal-use software were $74 million and $61 million in 2013 and 2012, respectively.

Management currently anticipates that 2014 capital expenditures will be approximately 20% higher than 2013 primarily due to increased spending on buildings and land, furniture and equipment,  and leasehold improvements. A majority of this planned increase is related to the continued consolidation and relocation of the Company’s existing office campus in Denver, Colorado. As in recent years, the Company adjusts its capital expenditures periodically as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Equity Offerings

In January 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate (currently fixed at 7.000%) non-cumulative perpetual preferred stock, Series A, with a liquidation preference of $1,000 per share for net proceeds of $394 million (Series A Preferred Stock). In June 2012, the Company issued and sold 485,000 shares of 6.00% non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share for net proceeds of $469 million (Series B Preferred Stock). Net proceeds received from these sales were used for general corporate purposes. For further discussion of these equity offerings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Stockholders’ Equity.”

Dividends

CSC paid common stock cash dividends of $311 million ($0.24 per share) and $308 million ($0.24 per share) in 2013 and 2012, respectively. Since the initial dividend in 1989, CSC has paid 99 consecutive quarterly dividends and has increased the quarterly dividend rate 19 times, resulting in a  22% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, the Company currently targets its common stock cash dividend at approximately 20% to 30% of net income.

CSC paid Series A Preferred Stock cash dividends of $28 million ($70.00 per share) and $14 million ($36.17 per share) in 2013 and 2012, respectively. CSC paid Series B Preferred Stock cash dividends of $29 million ($60.00 per share) and $14 million ($29.17 per share) in 2013 and 2012, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in 2013 or 2012. As of December 31, 2013, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

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

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For information on each of these arrangements, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingencies. and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Financial Instruments Subject to Off-Balance Sheet Credit Risk or Concentration Risk.”

Contractual Obligations

The Company’s principal contractual obligations as of December 31, 2013, are shown in the following table. Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation).

	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total
Credit-related financial instruments (1)	$732	$1,054	$1,967	$2,269	$6,022
Long-term debt (2)	64	476	632	1,051	2,223
Leases (3)	100	156	113	158	527
Purchase obligations (4)	233	172	9	1	415
Total	$1,129	$1,858	$2,721	$3,479	$9,187

(1)	Represents Schwab Bank’s commitments to extend credit to banking clients and purchase mortgage loans.
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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Risk MANAGEMENT

The Company’s business activities expose it to a variety of risks, including operational, credit, market, liquidity, compliance and legal risk. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. Despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to these risks.

The Company’s risk management process is comprised of risk identification and assessment, risk measurement, risk monitoring and reporting and risk mitigation. The activities and organizations that comprise the risk management process are described below.

Risk Culture

The Company’s Board of Directors sets the tone for effective risk management and has approved an Enterprise Risk Management (ERM) Framework commensurate with the size, risk profile, complexity, and continuing growth of the Company. The ERM Framework and governance structure constitute a comprehensive approach to managing risks encountered by the Company in its business activities. Risk appetite, which is defined as the amount of risk the Company is willing to accept in pursuit of its corporate strategy, is set by executive management and approved by the Board of Directors.

The Company has established risk metrics and reporting that enable the measurement of the impact of strategy execution against risk appetite. The risk metrics, with risk limits and tolerance levels, are established for key risk categories by the Global Risk Committee and its functional risk sub-committees.

Risk Governance

Senior management takes an active role in the risk management process and has developed policies and procedures under which specific business and control units are responsible for identifying, measuring and controlling risks.

The Global Risk Committee, which is comprised of senior executives from each major business and control function, is responsible for the oversight of risk management. This includes identifying emerging risks, assessing risk management practices and the control environment, reinforcing business accountability for risk management, supervisory controls and regulatory compliance, supporting resource prioritization across the Company, and escalating significant issues to the Board of Directors.

The Global Risk Committee reports regularly to the Risk Committee of the Board of Directors. The Risk Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the Company’s risk management program, including approving risk appetite statements and reviewing reports relating to risk issues from functional areas of risk management, legal, compliance, and internal audit.

Functional risk sub-committees focusing on specific areas of risk report into the Global Risk Committee. These sub-committees include the:

•	Asset-Liability Management and Pricing Committee, which establishes strategies and policies for the management of corporate capital, liquidity, interest rate risk, and investments;
•	Credit and Market Risk Oversight Committee, which provides oversight of and approves credit and market risk policies, limits, and exposures in loan, investment, and positioning portfolios;
•	New Products and Services Risk Oversight Committee, which provides oversight of, and approves corporate policy and procedures relating to the risk governance of new products and services; and the
•

Operational Risk Oversight Committee, which provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes the following sub-committees:

o	Information Security and Privacy Sub-Committee, which provides oversight of the information security and privacy programs and policies;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

o	Model Governance Sub-Committee, which provides oversight of model risk throughout the Company; and the
o	Vendor Management Sub-Committee, which provides oversight of the Company’s vendor management and outsourcing program and policies.

The Company’s compliance, finance, internal audit, legal, and corporate risk management departments assist management and the various risk committees in evaluating, testing, and monitoring the Company’s risk management.

In addition, the Company’s Disclosure Committee is responsible for monitoring and evaluating the effectiveness of the Company’s (a) disclosure controls and procedures and (b) internal control over financial reporting as of the end of each fiscal quarter. The Disclosure Committee reports on this evaluation to the CEO and CFO prior to their certification required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Operational Risk

Operational risks arise due to potentially inadequate or failed internal processes, people, and systems or from external events and relationships impacting the Company and/or any of its key business partners and vendors. Operational risk includes model and fiduciary risk, and each is also described in detail below.

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

Model Risk

Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Models are owned by several business units throughout the Company, and are used for a variety of purposes. Model use includes, but is not limited to, calculating capital requirements for hypothetical stressful environments, estimating interest and credit risk for loans and other balance sheet assets, and providing guidance in the management of client portfolios. The Company has established a policy to describe the roles and responsibilities of all key stakeholders in model development, management, and use. All models at the Company are registered in a centralized database and classified into different risk ratings depending on their potential financial, reputational, or regulatory impact to the Company. The model risk rating informs the scope of all model governance activities.

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

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. The Company’s direct exposure to credit risk mainly results from margin lending and client option activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and other investing activities. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin and option requirements for certain securities. Collateral arrangements relating to margin loans, option positions, securities lending agreements, and resale agreements include provisions that require additional collateral in the event that market fluctuations result in declines in the value of collateral received. Additionally, for margin loan and securities lending agreements, collateral arrangements require that the fair value of such collateral exceeds the amounts loaned.

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in management’s quarterly determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include First Mortgages of $8.0 billion and HELOCs of $3.0 billion at December 31, 2013.

The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There were no significant changes to the LTV ratio or FICO credit score underwriting guidelines related to the Company’s First Mortgage or HELOC portfolios during 2013.  In January 2014, the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company revised its First Mortgage underwriting criteria in conformance with the CFPB’s new guidance on Qualified Mortgage lending and a borrower’s ability to repay. Revisions were made to requirements affecting Debt to Income Ratio, Loan to Value Ratio, and liquid asset holdings. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At December 31, 2013, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At December 31, 2013, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2013,  22% of HELOCs ($680 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit score was 769 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At December 31, 2013, the weighted-average estimated current LTV ratios were 53% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At December 31, 2013, the weighted-average updated FICO scores were 772 and 769 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At December 31, 2013, $2.4 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at December 31, 2013, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

December 31,	2013	2012
Loan delinquencies (1)	0.48%	0.77%
Nonaccrual loans	0.39%	0.45%
Allowance for loan losses	0.39%	0.52%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $51.6 billion and $29.5 billion at December 31, 2013, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, certificates of deposit, and other securities. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At December 31, 2013,  with the exception of one corporate bond (with an amortized cost of $100 million) and certain non-agency residential mortgage-backed securities, all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher). The one non-investment grade corporate bond, which matures in April 2014, was not considered other than temporarily impaired at December 31, 2013. Although the Company has recognized net impairment losses on certain

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

non-agency residential mortgage-backed securities, at December 31, 2013 the amortized cost of all non-agency residential mortgage-backed securities represented less than 1% of the securities available for sale and securities held to maturity portfolios.

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

The fair value of the Company’s investments in mortgage-backed securities totaled $48.9 billion at December 31, 2013. Of these, $47.1 billion were issued by U.S. agencies and $1.8 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $9.2 billion at December 31, 2013, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned in the Company’s consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s loans to banking clients include $7.3 billion of adjustable rate first lien residential real estate mortgage loans at December 31, 2013. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 40% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 70% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2013,  46% of the residential real estate mortgages and 51% of the HELOC balances were secured by properties which are located in California.

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

December 31, 2013	Balance
Converted to amortizing loan as of period end	$134
Within 1 year	227
> 1 year – 3 years	498
> 3 years – 5 years	1,185
> 5 years	997
Total	$3,041

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $14.3 billion at December 31, 2013.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of December 31, 2013.

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

	Fair Value as of December 31, 2013
								United
	France	Germany	Italy	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$-	$-	$-	$-	$-	$-	$-	$200	$200
Cash and investments
segregated and on deposit
for regulatory purposes	-	400	-	-	-	-	-	-	400
Securities available for sale	356	-	100	235	175	1,247	725	1,202	4,040
Securities held to maturity	-	-	-	-	-	-	100	-	100
Total fair value	$356	$400	$100	$235	$175	$1,247	$825	$1,402	$4,740
Total amortized cost	$355	$400	$100	$234	$175	$1,245	$825	$1,401	$4,735
Maturities:
Overnight	$-	$400	$-	$-	$-	$-	$-	$200	$600
1 day – < 6 months	-	-	100	-	100	100	75	692	1,067
6 months – < 1 year	200	-	-	100	-	300	200	123	923
1 year – 2 years	-	-	-	-	-	426	400	387	1,213
> 2 years	156	-	-	135	75	421	150	-	937
Total fair value	$356	$400	$100	$235	$175	$1,247	$825	$1,402	$4,740

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At December 31, 2013, the Company had $261 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

Management mitigates exposure to European holdings by employing a separate team of credit analysts that evaluate each issuer, counterparty, and country. Management monitors its exposure to European issuers by 1) performing risk assessments of the foreign countries, which include evaluating the size of the country and economy, currency trends, political landscape and the countries’ regulatory environment and developments; 2) performing ad hoc stress tests that evaluate the impact of sovereign governments’ debt write-downs on financial issuers and counterparties the Company has exposure to through its investments; 3) reviewing publicly available stress tests that are published by various regulators in the European market; 4) establishing credit and maturity limits by issuer; and 5) establishing and monitoring aggregate credit limits by geography and sector.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by the Company as a result of fluctuations in interest rates, equity prices or market conditions. Included in market risk is interest rate risk, which is the risk to earnings or capital arising from movement of interest rates. For discussion of the Company’s market risk, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity Risk

Liquidity risk arises from the inability to meet obligations when they come due without incurring unacceptable losses. It is the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. Limits and contingency funding scenarios have been established for the Company to support liquidity levels and quality during both expected and stressed scenarios. The Company seeks to maintain client confidence in its balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the firm to meet its obligations under both expected and stressed scenarios. See Item 7 – Management’s Discussion and Analysis – Liquidity and Capital Resources” for additional detail on the Company’s liquidity requirements.

Compliance Risk

The Company faces significant compliance risk in its business, that is, the risk of legal or regulatory sanctions, fines or penalties, financial loss, or damage to reputation resulting from the failure to comply with laws, regulations, rules, or other regulatory requirements. Among other things, compliance risks relate to the suitability of client investments, conflicts of interest, disclosure obligations and performance expectations for Company products and services, supervision of employees, and the adequacy of the Company’s controls. The Company and its affiliates are subject to extensive regulation by federal, state and foreign regulatory authorities, including SROs. Such regulation is becoming increasingly extensive and complex, regulatory proceedings and sanctions against financial services firms continue to increase.

The Company attempts to manage compliance risk through policies, procedures and controls reasonably designed to achieve and/or monitor compliance with applicable legal and regulatory requirements. These procedures address issues such as business conduct and ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, client privacy, and employment policies. Despite the Company’s efforts to maintain an effective compliance program and internal controls, legal breaches and rule violations could result in reputational harm, significant losses and disciplinary sanctions, including limitations on the Company’s business activities.

Legal Risk

Legal risk is a consequence of operational failure – the risk of a claim for damages brought by clients, employees or other third parties, alleging error that amounts to a breach of legal requirements or other duties under law. The financial services industry is subject to substantial litigation risk, and the firm incurs legal claims in the ordinary course of business. Increased litigation costs or substantial legal liability relating to an extraordinary claim or incidence of claims could have a material adverse effect on the Company’s business and financial condition. For information about the Company’s legal risk, see “Item 1A – Risk Factors,” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingencies.”

Capital Planning

The capital plan considers significant risks to meeting the Company’s capital goals over time and through evolving economic, financial, and business environments. Internal guidelines are set, for both the Company and regulated subsidiaries, to ensure continued regulatory compliance as well as to meet expectations of investors and rating agencies.

The capital plan also considers the potential effects of a sudden and sustained systemic economic downturn, idiosyncratic events which are uniquely impactful to the Company, and sensitivity analyses applied to significant assumptions that are either quantitative or qualitative in nature. The comprehensive Capital Contingency Plan was developed by the Company to

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

address the action plans for certain capital events with low probability, but high severity, that the Company might face. The Capital Contingency Plan is issued under the authority of the Asset-Liability Management and Pricing Committee and provides guidelines for sustained capital events. It does not specifically address every contingency, but is designed to provide a framework for responding to any capital stress.

Capital forecasts are reviewed monthly at Capital Planning and Asset-Liability Management and Pricing Committee meetings and semi-annually at the Company’s Board of Directors meetings. Exceptions to internal guidelines are also reviewed at quarterly Global Risk Committee meetings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the market and income approaches to determine the fair value of certain financial assets and liabilities recorded at fair value, and to determine fair value disclosures. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Summary of Significant Accounting Policies and 16. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data with a bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value and may obtain up to five prices on assets with higher risk of limited observable information, such as non-agency residential mortgage-backed securities. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2013 and 2012, the Company did not adjust prices received from the primary independent third-party pricing service.

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

Other-than-Temporary Impairment of Securities Available for Sale and Securities Held to Maturity

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security before any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value.

A security is also OTTI if management does not expect to recover the amortized cost of the security. In this circumstance, the impairment recognized in earnings represents estimated credit loss, and is measured by the difference between the present

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

value of expected cash flows and the amortized cost of the security. Management utilizes cash flow models to estimate the expected future cash flow from the securities and to estimate the credit loss. Expected cash flows are discounted using the security’s effective interest rate.

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

The Company’s annual goodwill impairment testing date is April 1st. In testing for a potential impairment of goodwill on April 1, 2013,  management performed a qualitative assessment of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and concluded that goodwill was not impaired.

Allowance for Loan Losses

The appropriateness of the allowance is reviewed quarterly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio.

The methodology to establish an allowance for loan losses related to the First Mortgage and HELOC portfolio utilizes statistical models that estimate prepayments, defaults, and probable losses for the loan segments based on predicted behavior of individual loans within the segments. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, LTV ratios, past loss experience, estimates of future loss severities, borrower credit risk measured by FICO scores, and the adequacy of collateral. The methodology also evaluates concentrations in the loan segments including loan products, year of origination, and geographical distribution of collateral.

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and London Interbank Offered Rate (LIBOR) rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Further, the delinquency roll rates within the loan-level simulation discussed above are calibrated to match a moving average of the delinquency roll rates actually experienced in the respective First Mortgage and HELOC portfolios. Loss severity estimates are based on the Company’s historical loss experience and market trends. The estimated loss severity (i.e. loss given default) used in the allowance for loan loss methodology for HELOCs is higher than that used in the methodology for First Mortgages. Housing price trends are

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. As a result, the current state of house prices and the current state of delinquencies unique to the Company’s First Mortgage and HELOC portfolios are considered in the allowance for loan loss methodology. This methodology results in loss factors that are applied to the outstanding balances to determine the allowance for loan loss for each loan segment.

The allowance for personal loans secured by securities is established on a loan by loan basis. The market value of collateral pledged by borrowers is regularly reviewed to ensure the Company’s commitment to extend credit is over-collateralized. If collateral is in danger of falling below specified levels, the Company may reduce a borrower’s committed line or may liquidate collateral. At December 31, 2013 and 2012, the allowance for loan losses related to personal loans secured by securities was immaterial.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•	the Company’s ability to pursue its business strategy and maintain its market leadership position (see “Part I – Item 1. – Business – Business Strategy and Competitive Environment”);
•

the expected impact of the final regulatory capital rules, which implemented Basel III and relevant provisions of the Dodd-Frank Act, the Federal Reserve notice of proposed rulemaking regarding quantitative liquidity requirements, and the NSCC rule issuance (see “Part I – Item 1A. – Risk Factors” and “Current Market and Regulatory Environment and Other Developments”);

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•

sources of liquidity, capital, and level of dividends (see “Part I – Item 1. – Business – Regulation,” “Liquidity and Capital Resources,” “Contractual Obligations,” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Regulatory Requirements”);

•

target capital and debt ratios (see “Liquidity and Capital Resources” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Regulatory Requirements”);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	adverse developments in litigation or regulatory matters;
•	the extent of any charges associated with litigation and regulatory matters;
•	amounts recovered on insurance policies;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	the level of brokerage client cash balances and deposits from banking clients;
•	the availability and terms of external financing;
•	capital needs and management;
•	the level of field sales volume and related incentive compensation;
•	level of expenses;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees;
•	acquisition integration costs;
•	the timing and impact of changes in the Company’s level of investments in buildings, land, and leasehold improvements; and
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in this Annual Report on Form 10-K, including “Item 1A – Risk Factors.”

THE CHARLES SCHWAB CORPORATION

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by the Company as a result of fluctuations in interest rates, equity prices or market conditions.

The Company is exposed to interest rate risk primarily from changes in market interest rates on its interest-earning assets relative to changes in the costs of its funding sources that finance these assets. The majority of the Company’s interest-earning assets and interest-bearing liabilities are sensitive to changes in short-term interest rates. To a lesser degree, the Company is sensitive to changes in long-term interest rates through some of its investment portfolios. To manage the Company’s market risk related to interest rates, management utilizes simulation models, which include the net interest revenue sensitivity analysis described below.

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

To mitigate the risk of loss, the Company has established policies and procedures that include setting guidelines on the amount of net interest revenue at risk, and monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios.

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

Financial instruments held by the Company are also subject to liquidity risk – that is, the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. Recent conditions in the credit markets have significantly reduced market liquidity in a wide range of financial instruments, including certain instruments held by the Company, and fair value can differ significantly from the value implied by the credit quality and actual performance of the instrument’s underlying cash flows.

For discussion of the impact of current market conditions on asset management and administration fees and net interest revenue, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market and Regulatory Environment and Other Developments.”

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the years ending December 31, 2013 or 2012.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning December 31, 2013 and 2012.

December 31,	2013	2012
Increase of 100 basis points	11.0%	19.2%
Decrease of 100 basis points	(4.5)%	(10.0)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in 2013 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The year-over-year decrease in net interest income sensitivity reflects the baseline assumption of higher medium and longer-term rates at December 31, 2013 relative to those assumed at December 31, 2012 resulting in a higher basis for comparison.  The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2013	2012	2011
Net Revenues
Asset management and administration fees	$2,315	$2,043	$1,928
Interest revenue	2,085	1,914	1,900
Interest expense	(105)	(150)	(175)
Net interest revenue	1,980	1,764	1,725
Trading revenue	913	868	927
Other — net	236	256	160
Provision for loan losses	1	(16)	(18)
Net impairment losses on securities (1)	(10)	(32)	(31)
Total net revenues	5,435	4,883	4,691
Expenses Excluding Interest
Compensation and benefits	2,027	1,803	1,732
Professional services	415	388	387
Occupancy and equipment	309	311	301
Advertising and market development	257	241	228
Communications	220	220	220
Depreciation and amortization	202	196	155
Class action litigation and regulatory reserve	-	-	7
Other	300	274	269
Total expenses excluding interest	3,730	3,433	3,299
Income before taxes on income	1,705	1,450	1,392
Taxes on income	634	522	528
Net Income	1,071	928	864
Preferred stock dividends	61	45	-
Net Income Available to Common Stockholders	$1,010	$883	$864
Weighted-Average Common Shares Outstanding — Diluted	1,293	1,275	1,229
Earnings Per Common Share — Basic	$.78	$.69	$.70
Earnings Per Common Share — Diluted	$.78	$.69	$.70
Dividends Declared Per Common Share	$.24	$.24	$.24

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $2 million, $15 million, and $18 million recognized in other comprehensive (loss) income, net of $(8) million, $(17) million, and $(13) million reclassified from other comprehensive (loss) income in 2013, 2012, and 2011, respectively.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2013	2012	2011
Net income	$1,071	$928	$864
Other comprehensive (loss) income, before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized (loss) gain	(468)	470	(43)
Reclassification of impairment charges included in net
impairment losses on securities	10	32	31
Other reclassifications included in other revenue	(7)	(38)	1
Other	1	1	(1)
Other comprehensive (loss) income, before tax	(464)	465	(12)
Income tax effect	175	(175)	4
Other comprehensive (loss) income, net of tax	(289)	290	(8)
Comprehensive Income	$782	$1,218	$856

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2013	2012
Assets
Cash and cash equivalents	$7,728	$12,663
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $14,016 and $19,325 at December 31, 2013
and 2012, respectively)	23,553	28,469
Receivables from brokers, dealers, and clearing organizations	509	333
Receivables from brokerage clients — net	13,951	13,458
Other securities owned — at fair value	517	636
Securities available for sale	51,618	46,123
Securities held to maturity (fair value — $29,490 and $18,732 at December 31,
2013 and 2012, respectively)	30,318	18,194
Loans to banking clients — net	12,419	10,726
Equipment, office facilities, and property — net	790	675
Goodwill	1,227	1,228
Intangible assets — net	266	319
Other assets	746	813
Total assets	$143,642	$133,637
Liabilities and Stockholders’ Equity
Deposits from banking clients	$92,972	$79,377
Payables to brokers, dealers, and clearing organizations	1,467	1,068
Payables to brokerage clients	35,333	40,330
Accrued expenses and other liabilities	1,586	1,641
Long-term debt	1,903	1,632
Total liabilities	133,261	124,048
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregated liquidation
preference of $885	869	865
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	3,951	3,881
Retained earnings	9,253	8,554
Treasury stock, at cost — 190,657,263 shares and 210,014,305 shares
at December 31, 2013 and 2012, respectively	(3,716)	(4,024)
Accumulated other comprehensive income	9	298
Total stockholders’ equity	10,381	9,589
Total liabilities and stockholders’ equity	$143,642	$133,637

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2013	2012	2011
Cash Flows from Operating Activities
Net income	$1,071	$928	$864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1)	16	18
Net impairment losses on securities	10	32	31
Stock-based compensation	116	105	99
Depreciation and amortization	202	196	155
(Benefit) provision for deferred income taxes	(21)	5	52
Premium amortization, net, on securities available for sale and securities held to maturity	162	222	136
Other	15	26	9
Originations of loans held for sale	-	(441)	(1,574)
Proceeds from sales of loans held for sale	-	513	1,703
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	4,916	(2,549)	(2,211)
Receivables from brokers, dealers, and clearing organizations	(175)	(104)	220
Receivables from brokerage clients	(496)	(2,391)	341
Other securities owned	119	(43)	(231)
Other assets	17	10	(15)
Payables to brokers, dealers, and clearing organizations	318	28	(357)
Payables to brokerage clients	(4,997)	4,950	3,407
Accrued expenses and other liabilities	400	(237)	(183)
Net cash provided by operating activities	1,656	1,266	2,464
Cash Flows from Investing Activities
Purchases of securities available for sale	(22,942)	(29,035)	(18,434)
Proceeds from sales of securities available for sale	6,167	3,336	500
Principal payments on securities available for sale	10,772	13,867	7,978
Purchases of securities held to maturity	(16,061)	(8,678)	(2,253)
Principal payments on securities held to maturity	3,895	5,453	4,786
Net increase in loans to banking clients	(1,634)	(978)	(1,125)
Purchase of equipment, office facilities, and property	(249)	(148)	(180)
Cash (paid) acquired in business acquisitions — net	-	(80)	54
Other investing activities	2	3	7
Net cash used for investing activities	(20,050)	(16,260)	(8,667)
Cash Flows from Financing Activities
Net change in deposits from banking clients	13,595	18,523	10,264
Issuance of commercial paper	-	300	-
Repayment of commercial paper	(300)	-	-
Issuance of long-term debt	275	350	-
Repayment of long-term debt	(6)	(732)	(116)
Premium paid on debt exchange	-	(19)	-
Net proceeds from preferred stock offerings	-	863	-
Dividends paid	(368)	(337)	(295)
Proceeds from stock options exercised and other	258	35	96
Other financing activities	5	(5)	2
Net cash provided by financing activities	13,459	18,978	9,951
(Decrease) Increase in Cash and Cash Equivalents	(4,935)	3,984	3,748
Cash and Cash Equivalents at Beginning of Year	12,663	8,679	4,931
Cash and Cash Equivalents at End of Year	$7,728	$12,663	$8,679

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$99	$143	$168
Income taxes	$624	$508	$517
Non-cash investing activities:
Common stock issued and equity awards assumed for business acquisitions (See note
“24 – Business Acquisitions”)	$-	$-	$714
Securities purchased during the year but settled after year end	$81	$-	$58
Non-cash financing activity:
Exchange of Senior Notes (See note “13 – Borrowings”)	$-	$256	$-

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Retained	Treasury Stock,	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	at cost	Income (Loss)	Total
Balance at December 31, 2010	$-	1,429	$14	$3,034	$7,409	$(4,247)	$16	$6,226
Net income	-	-	-	-	864	-	-	864
Other comprehensive income, net of tax	-	-	-	-	-	-	(8)	(8)
Issuance of common stock for business
acquisition	-	59	1	713	-	-	-	714
Dividends declared on common stock	-	-	-	-	(295)	-	-	(295)
Stock option exercises and other	-	-	-	(24)	-	122	-	98
Stock-based compensation and
related tax effects	-	-	-	99	-	-	-	99
Other	-	-	-	4	-	12	-	16
Balance at December 31, 2011	-	1,488	15	3,826	7,978	(4,113)	8	7,714
Net income	-	-	-	-	928	-	-	928
Other comprehensive income, net of tax	-	-	-	-	-	-	290	290
Issuance of preferred stock	863	-	-	-	-	-	-	863
Dividends declared on preferred stock	-	-	-	-	(43)	-	-	(43)
Dividends declared on common stock	-	-	-	-	(308)	-	-	(308)
Stock option exercises and other	-	-	-	(40)	-	76	-	36
Stock-based compensation and
related tax effects	-	-	-	98	-	-	-	98
Other	2	-	-	(3)	(1)	13	-	11
Balance at December 31, 2012	865	1,488	15	3,881	8,554	(4,024)	298	9,589
Net income	-	-	-	-	1,071	-	-	1,071
Other comprehensive loss, net of tax	-	-	-	-	-	-	(289)	(289)
Dividends declared on preferred stock	-	-	-	-	(57)	-	-	(57)
Dividends declared on common stock	-	-	-	-	(311)	-	-	(311)
Stock option exercises and other	-	-	-	(54)	-	314	-	260
Stock-based compensation and
related tax effects	-	-	-	119	-	-	-	119
Other	4	-	-	5	(4)	(6)	-	(1)
Balance at December 31, 2013	$869	1,488	$15	$3,951	$9,253	$(3,716)	$9	$10,381

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

1.Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, money management, and financial advisory services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with over 300 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFsTM.

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

2.Summary of Significant Accounting Policies

Asset management and administration fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, and are recognized as revenue over the period that the related service is provided, based upon average asset balances. The Company’s policy is to recognize revenue subject to refunds because management can estimate refunds based on Company specific experience. Actual refunds were not material as of December 31, 2013. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as third-party mutual fund service fees, trust fees, 401(k) record keeping fees, and mutual fund clearing and other service fees.

In 2013, 2012, and 2011, the Company waived a portion of its asset management fees earned from certain Schwab-sponsored money market mutual funds in order to provide a positive return to clients. Under agreements with these funds, the Company may recover such fee waivers depending on the future performance of the funds and approval by the boards of the respective funds until the third anniversary of the end of the fiscal year in which such fee waiver occurs, subject to certain limitations. Recoveries of previously-waived asset management fees are recognized as revenue when substantially all uncertainties about timing and amount of realization are resolved.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Principal transaction revenue is primarily comprised of revenue from trading activity in client fixed income securities, which is recorded on a trade date basis. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including state and municipal debt obligations, U.S. Government, corporate debt and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes adjustments to the fair value of these securities positions.

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

Cash and investments segregated and on deposit for regulatory purposes

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities. Certificates of deposit and U.S. Government securities are recorded at fair value. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients.

Receivables from brokerage clients

Receivables from brokerage clients include margin loans to clients and are recorded net of an allowance for doubtful accounts. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Other securities owned

Other securities owned are recorded at fair value based on quoted market prices or other observable market data. Unrealized gains and losses are included in trading revenue.

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

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security before any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value.

A security is also OTTI if management does not expect to recover all of the amortized cost of the security. In this circumstance, the impairment recognized in earnings represents estimated credit loss, and is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Management utilizes cash flow

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

models to estimate the expected future cash flow from the securities to estimate the credit loss. Expected cash flows are discounted using the security’s effective interest rate.

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

The methodology to establish an allowance for loan losses utilizes statistical models that estimate prepayments, defaults, and probable losses for the loan segments based on predicted behavior of individual loans within the segments. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, loan-to-value (LTV) ratios, past loss experience, estimates of future loss severities, borrower credit risk measured by Fair Isaac Corporation (FICO) scores, and the adequacy of collateral. The methodology also evaluates concentrations in the loan segments, including loan products, year of origination, and geographical distribution of collateral.

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

Nonaccrual loans

Residential real estate mortgages, HELOC, personal, and other loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain, including loans to borrowers who have filed for bankruptcy. For the portion of the HELOC portfolio for which the Company is able to track the delinquency status on the associated first lien loan, the Company places a HELOC on non-accrual status if the associated first mortgage is 90 days or more delinquent, regardless of the payment status of the HELOC. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a nonaccrual loan may be returned to accrual status when all delinquent interest and principal is repaid and the borrower demonstrates a sustained period of performance, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Loan Charge-Offs

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the loan balance. The Company’s charge-off policy for residential real estate first mortgages and HELOC loans is to assess the value of the property when the loan has been delinquent for 180 days or has been discharged in bankruptcy proceedings, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell.

Equipment, office facilities, and property

Equipment, office facilities, and property are recorded at cost net of accumulated depreciation and amortization, except for land, which is recorded at cost. Equipment and office facilities are depreciated on a straight-line basis over an estimated useful life of five to ten years. Buildings are depreciated on a straight-line basis over 20 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Software and certain costs incurred for purchasing or developing software for internal use are amortized on a straight-line basis over an estimated useful life of three or five years. Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Company’s annual impairment testing date is April 1st.  The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. A qualitative assessment may consider macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, or Company specific factors such as market capitalization in excess of net assets, trends in revenue generating activities, and merger or acquisition activity.

If the Company elects to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management estimates the fair values of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compares it to their carrying values. The estimated fair values of the reporting units are established using  an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit, a market approach which compares each reporting unit to comparable companies in their respective industries, and a market capitalization analysis.

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

•

Receivables from/payables to brokerage clients — net are recorded at contractual amounts and historically have been settled at those values and are short-term in nature, and therefore approximate fair value.

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

3.Receivables from Brokerage Clients

Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $12.8 billion and $11.6 billion at December 31, 2013 and 2012, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. The average yield earned on margin loans was 3.68% and 4.08% in 2013 and 2012, respectively.

4.Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2013	2012
Schwab Funds® money market funds	$261	$329
Equity and bond mutual funds	208	217
State and municipal debt obligations	32	48
Equity, U.S. Government and corporate debt, and other securities	16	42
Total other securities owned	$517	$636

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,554	$140	$49	$18,645
Asset-backed securities	15,201	42	37	15,206
Corporate debt securities	8,973	49	15	9,007
U.S. agency notes	4,239	1	104	4,136
Certificates of deposit	3,650	4	2	3,652
Non-agency residential mortgage-backed securities	616	11	34	593
Non-agency commercial mortgage-backed securities	271	8	-	279
Other securities	100	-	-	100
Total securities available for sale	$51,604	$255	$241	$51,618
Securities held to maturity:
U.S. agency mortgage-backed securities	$29,260	$161	$921	$28,500
Non-agency commercial mortgage-backed securities	958	-	68	890
Other securities	100	-	-	100
Total securities held to maturity	$30,318	$161	$989	$29,490

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$-	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	-	-	574
Other securities	278	17	-	295
Total securities available for sale	$45,644	$552	$73	$46,123
Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	-	1	443
Total securities held to maturity	$18,194	$558	$20	$18,732

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S agency mortgage-backed securities	$5,044	$47	$93	$2	$5,137	$49
Asset-backed securities	6,391	33	591	4	6,982	37
Corporate debt securities	1,802	14	499	1	2,301	15
U.S. agency notes	3,636	104	-	-	3,636	104
Certificates of deposit	-	-	299	2	299	2
Non-agency residential mortgage-backed
securities	89	2	374	32	463	34
Total	$16,962	$200	$1,856	$41	$18,818	$241
Securities held to maturity:
U.S. agency mortgage-backed securities	$19,175	$698	$2,345	$223	$21,520	$921
Non-agency commercial mortgage-backed
securities	630	43	260	25	890	68
Total	$19,805	$741	$2,605	$248	$22,410	$989
Total securities with unrealized losses (1)	$36,767	$941	$4,461	$289	$41,228	$1,230

(1)	The number of investment positions with unrealized losses totaled 273 for securities available for sale and 193 for securities held to maturity.

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Asset-backed securities	$-	$-	$801	$2	$801	$2
Corporate debt securities	878	2	-	-	878	2
Certificates of deposit	599	1	-	-	599	1
U.S. agency notes	2,102	3	-	-	2,102	3
Non-agency residential mortgage-backed
securities	46	1	549	64	595	65
Total	$3,625	$7	$1,350	$66	$4,975	$73
Securities held to maturity:
U.S. agency mortgage-backed securities	$2,680	$19	$-	$-	$2,680	$19
Other securities	240	1	-	-	240	1
Total	$2,920	$20	$-	$-	$2,920	$20
Total securities with unrealized losses (1)	$6,545	$27	$1,350	$66	$7,895	$93

(1)	The number of investment positions with unrealized losses totaled 139 for securities available for sale and 24 for securities held to maturity.

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis as described in note “2 – Summary of Significant Accounting Policies.”

Non-agency residential mortgage-backed securities include securities collateralized by loans that are considered to be
“Prime” (defined as loans to borrowers with a Fair Isaac Corporation (FICO) credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). Management determined that it does not expect to recover all of the amortized cost of certain of its Alt-A and Prime residential mortgage-backed securities and therefore

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

determined that these securities were OTTI. The Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities before anticipated recovery of the unrealized losses on these securities.  The Company recognized an impairment charge equal to the securities’ expected credit losses of $10 million in 2013. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of additional impairment losses.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was reclassified from or recognized in other comprehensive (loss) income:

Year Ended December 31,	2013	2012	2011
Balance at beginning of year	$159	$127	$96
Credit losses recognized into current year earnings on debt securities for
which an other-than-temporary impairment was not previously recognized	1	6	6
Credit losses recognized into current year earnings on debt securities for
which an other-than-temporary impairment was previously recognized	9	26	25
Balance at end of year	$169	$159	$127

The maturities of securities available for sale and securities held to maturity at December 31, 2013, are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$508	$4,458	$13,679	$18,645
Asset-backed securities	-	1,219	3,284	10,703	15,206
Corporate debt securities	1,348	7,554	105	-	9,007
U.S. agency notes	-	3,896	240	-	4,136
Certificates of deposit	1,826	1,826	-	-	3,652
Non-agency residential mortgage-backed
securities (1)	-	4	-	589	593
Non-agency commercial mortgage-backed
securities (1)	-	-	-	279	279
Other securities	100	-	-	-	100
Total fair value	$3,274	$15,007	$8,087	$25,250	$51,618
Total amortized cost	$3,270	$15,062	$8,041	$25,231	$51,604
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$555	$11,985	$15,960	$28,500
Non-agency commercial mortgage-backed
securities (1)	-	-	337	553	890
Other securities	100	-	-	-	100
Total fair value	$100	$555	$12,322	$16,513	$29,490
Total amortized cost	$100	$550	$12,894	$16,774	$30,318

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Proceeds and gross realized gains from sales of securities available for sale are as follows:

Year Ended December 31,	2013	2012	2011
Proceeds	$6,167	$3,336	$500
Gross realized gains	$7	$35	$1

There were no realized losses from the sales of securities available for sale in 2013, 2012, or 2011.

6.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

December 31,	2013	2012
Residential real estate mortgages	$8,006	$6,507
Home equity lines of credit	3,041	3,287
Personal loans secured by securities	1,384	963
Other	36	25
Total loans to banking clients (1)	12,467	10,782
Allowance for loan losses	(48)	(56)
Total loans to banking clients – net	$12,419	$10,726

(1)	Loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused HELOCs, personal loans secured by securities, and other lines of credit, which totaled $5.7 billion and $5.4 billion at December 31, 2013 and 2012, respectively.

Changes in the allowance for loan losses were as follows:

Year Ended	December 31, 2013			December 31, 2012			December 31, 2011
	Residential	Home		Residential	Home		Residential	Home
	real estate	equity lines		real estate	equity lines		real estate	equity lines
	mortgages	of credit	Total	mortgages	of credit	Total	mortgages	of credit	Total
Balance at beginning of year	$36	$20	$56	$40	$14	$54	$38	$15	$53
Charge-offs	(5)	(6)	(11)	(7)	(9)	(16)	(11)	(8)	(19)
Recoveries	2	2	4	2	-	2	1	1	2
Provision for loan losses	1	(2)	(1)	1	15	16	12	6	18
Balance at end of year	$34	$14	$48	$36	$20	$56	$40	$14	$54

Included in the loan portfolio are nonaccrual loans totaling $48 million at December 31, 2013 and 2012, respectively. There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2013 or 2012. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $53 million and $54 million at December 31, 2013 and 2012, respectively. Troubled debt restructurings were not material at December 31, 2013 or 2012, respectively.

As of December 31, 2012, Schwab Bank no longer originates First Mortgage loans or HELOCs. In 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. Schwab Bank purchased First Mortgages of $3.5 billion and $3.0 billion during 2013 and 2012, respectively. Schwab Bank purchased HELOCs with commitments of $917 million and $411 million during 2013 and 2012, respectively. The First Mortgages purchased under the Program are included in the First mortgages loan class in the table below.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The delinquency analysis by loan class is as follows:

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
December 31, 2013	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$7,808	$3	$4	$30	$37	$7,845
Purchased first mortgages	154	1	-	6	7	161
Home equity lines of credit	3,025	2	2	12	16	3,041
Personal loans secured by securities	1,384	-	-	-	-	1,384
Other	36	-	-	-	-	36
Total loans to banking clients	$12,407	$6	$6	$48	$60	$12,467

December 31, 2012
Residential real estate mortgages:
First mortgages	$6,291	$22	$2	$33	$57	$6,348
Purchased first mortgages	154	1	-	4	5	159
Home equity lines of credit	3,269	5	2	11	18	3,287
Personal loans secured by securities	963	-	-	-	-	963
Other	22	3	-	-	3	25
Total loans to banking clients	$10,699	$31	$4	$48	$83	$10,782

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), LTV ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in December 2013. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Residential real estate mortgages
	First	Purchased		Home equity
December 31, 2013	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2009	$674	$51	$725	$2,044
2009	185	4	189	260
2010	503	7	510	191
2011	733	38	771	155
2012	2,403	26	2,429	162
2013	3,347	35	3,382	229
Total	$7,845	$161	$8,006	$3,041
Origination FICO
<620	$10	$1	$11	$-
620 – 679	96	14	110	20
680 – 739	1,352	32	1,384	576
>740	6,387	114	6,501	2,445
Total	$7,845	$161	$8,006	$3,041
Updated FICO
<620	$50	$5	$55	$42
620 – 679	209	10	219	106
680 – 739	1,012	29	1,041	453
>740	6,574	117	6,691	2,440
Total	$7,845	$161	$8,006	$3,041
Origination LTV
<70%	$5,306	$110	$5,416	$2,040
>70% – <90%	2,523	45	2,568	977
>90% – <100%	16	6	22	24
Total	$7,845	$161	$8,006	$3,041

				Percent of Loans
				that are 90+ Days
				Past Due and
		Weighted		Less than 90 Days
		Average	Utilization	Past Due but on
December 31, 2013	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$6,649	775	N/A	0.05%
>70% – <90%	1,181	763	N/A	0.34%
>90% – <100%	86	732	N/A	4.77%
>100%	90	730	N/A	10.50%
Total	$8,006	772	N/A	0.26%
Home equity lines of credit:
Estimated Current LTV
<70%	$2,127	773	36%	0.13%
>70% – <90%	664	762	48%	0.22%
>90% – <100%	127	752	59%	1.22%
>100%	123	743	63%	1.34%
Total	$3,041	769	39%	0.24%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

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

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowings at December 31, 2013 and 2012.

7.Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2013	2012
Software	$1,177	$1,067
Buildings	460	456
Leasehold improvements	300	287
Information technology equipment	245	398
Furniture and equipment	131	133
Telecommunications equipment	102	95
Construction in progress	95	7
Land	70	59
Total equipment, office facilities, and property	2,580	2,502
Accumulated depreciation and amortization	(1,790)	(1,827)
Total equipment, office facilities, and property – net	$790	$675

Depreciation and amortization expense for equipment, office facilities, and property was $154 million, $149 million, $135 million in 2013, 2012, and 2011, respectively.

8.Intangible Assets and Goodwill

The gross carrying value of intangible assets and accumulated amortization was:

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Customer relationships	$274	$84	$190	$279	$51	$228
Technology	89	27	62	89	16	73
Trade name	17	4	13	17	2	15
Other	2	1	1	5	2	3
Total intangible assets	$382	$116	$266	$390	$71	$319

Amortization expense for intangible assets was $48 million, $47 million, and $20 million in 2013, 2012, and 2011, respectively.

Estimated future annual amortization expense for intangible assets as of December 31, 2013, is as follows:

2014	$44
2015	$40
2016	$37
2017	$34
2018	$31
Thereafter	$80
Total intangible assets	$266

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Goodwill impairment charges since January 1, 2002 are immaterial.  The changes in the carrying amount of goodwill, as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment going forward, are presented in the following table:

	Investor	Advisor
	Services	Services	Total
Balance at December 31, 2011	$1,083	$78	$1,161
Goodwill acquired and other changes during the period	45	22	67
Balance at December 31, 2012	1,128	100	1,228
Goodwill acquired and other changes during the period	(1)	-	(1)
Balance at December 31, 2013	$1,127	$100	$1,227

In testing for potential impairment of goodwill on April 1, 2013,  management performed a qualitative assessment of each of the Company’s reporting units. As a result of this assessment, management concluded that goodwill was not impaired. The Company did not recognize any goodwill impairment in 2012 or 2011.

9.Other Assets

The components of other assets are as follows:

December 31,	2013	2012
Accounts receivable (1)	$328	$417
Interest and dividends receivable	171	150
Prepaid expenses	85	114
Other investments	59	59
Deferred tax asset – net	28	-
Other	75	73
Total other assets	$746	$813

(1)	Accounts receivable includes accrued service fee income and a receivable from the Company’s loan servicer.

10.Deposits from Banking Clients

Deposits from banking clients consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2013	2012
Interest-bearing deposits:
Deposits swept from brokerage accounts	$72,166	$58,229
Checking	12,053	11,632
Savings and other	8,232	9,089
Total interest-bearing deposits	92,451	78,950
Non-interest-bearing deposits	521	427
Total deposits from banking clients	$92,972	$79,377

11.Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations include securities loaned of $1.2 billion and $882 million at December 31, 2013 and 2012, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2013 and 2012.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

12.Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts, which are included in payables to brokerage clients. Cash balances in interest-bearing brokerage client accounts were $28.8 billion and $32.6 billion at December 31, 2013 and 2012, respectively. The average rate paid on cash balances in interest-bearing brokerage client accounts was 0.01% in 2013 and 2012.

13.Borrowings

Long-term debt including unamortized debt discounts and premiums, where applicable, consists of the following:

December 31,	2013	2012
Senior Notes	$1,565	$1,288
Senior Medium-Term Notes, Series A	249	249
Finance lease obligation	89	95
Total long-term debt	$1,903	$1,632

CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the Securities and Exchange Commission (the SEC), which enables CSC to issue debt, equity, and other securities.

The Senior Notes outstanding at December 31, 2013, have maturities ranging from 2015 to 2022 and fixed interest rates ranging from 0.850% to 4.45% with interest payable semi-annually.

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its Shelf Registration Statement. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

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

The Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2013, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $89 million at December 31, 2013, is being reduced by a portion of the lease payments over the remaining lease term of 11 years.

Annual maturities on long-term debt outstanding at December 31, 2013, are as follows:

2014	$6
2015	357
2016	7
2017	258
2018	283
Thereafter	1,009
Total maturities	1,920
Unamortized discount, net	(17)
Total long-term debt	$1,903

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2013. At December 31, 2012, the amount of Commercial Paper Notes outstanding was $300 million, which is included in accrued expenses and other liabilities. The amount outstanding was repaid on January 2, 2013.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2014. This facility replaced a similar facility that expired in June 2013. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2013, the minimum level of stockholders’ equity required under this facility was $7.1 billion (CSC’s stockholders’ equity at December 31, 2013, was $10.4 billion). There were no borrowings outstanding under these facilities at December 31, 2013 or 2012.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $942 million at December 31, 2013. CSC has direct access to $647 million of these credit lines. There were no borrowings outstanding under these lines at December 31, 2013 or 2012.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby LOCs with five banks in favor of the Options Clearing Corporation aggregating $225 million at December 31, 2013. There were no funds drawn under any of these LOCs at December 31, 2013 or 2012. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

In 2013, to partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. issued an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million. There were no funds drawn under this LOC at December 31, 2013.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

14.Commitments and Contingencies

Operating leases: The Company has non-cancelable operating leases for office space and equipment. Future annual minimum rental commitments under these leases, net of contractual subleases, at December 31, 2013, are as follows:

	Operating
	Leases	Subleases	Net
2014	$123	$34	$89
2015	108	34	74
2016	96	34	62
2017	81	28	53
2018	45	6	39
Thereafter	107	8	99
Total	$560	$144	$416

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $208 million, $203 million, and $187 million in 2013, 2012, and 2011, respectively.

Purchase obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2013, the Company has purchase obligations as follows:

2014	$233
2015	108
2016	64
2017	8
2018	1
Thereafter	1
Total	$415

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

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by multiple banks. At December 31, 2013, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at December 31, 2013. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit, and has been contesting all charges. By order dated October 24, 2011, the court granted Schwab’s motion to dismiss the complaint with prejudice. The NYAG appealed, and in a decision issued August 29, 2013, the Appellate Division reinstated two of the NYAG’s four causes of action. On December 31, 2013, the Appellate Division denied a petition by the NYAG for reconsideration and reinstatement of one of the other two causes of action.

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

optionsXpress Regulatory Matters: optionsXpress entities and individual employees have been responding to certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Following trial, in a decision issued June 7, 2013, the judge held that optionsXpress violated Regulation SHO and aided and abetted fraudulent trading activity by

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

its customer, and ordered the firm to pay disgorgement and penalties. The Company continues to dispute the allegations and is appealing the decision. The Company has a contingent liability associated with this matter, which was not material at December 31, 2013.

15.Financial Instruments Subject to Off-Balance Sheet Credit Risk or Concentration Risk

Off-Balance Sheet Credit Risk

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.1 billion and $852 million at December 31, 2013 and 2012, respectively. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients. The fair value of these borrowed securities was $276 million and $121 million at December 31, 2013 and 2012, respectively. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

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

Margin lending: The Company provides margin loans to its clients which are collateralized by securities in their brokerage accounts and may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is insufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and requires clients to deposit additional collateral, or reduce positions to meet minimum collateral requirements. The contractual value of margin loans to clients was $12.8 billion and $11.6 billion at December 31, 2013 and 2012, respectively.

Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Under such regulations, the Company was allowed to pledge securities with a fair value of $18.2 billion and $17.1 billion at December 31, 2013 and 2012, respectively. The fair value of client securities pledged to fulfill the short sales of its clients was $1.6 billion and $1.2 billion at December 31, 2013 and 2012, respectively. The fair value of client securities pledged to fulfill the Company’s proprietary short sales, which resulted from facilitating clients’ dividend reinvestment elections, was $130 million and $109 million at December 31, 2013 and 2012, respectively. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The fair value of these pledged securities to the OCC was $1.3 billion and $1.9 billion at December 31, 2013 and 2012, respectively.

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2013 and 2012, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $14.3 billion and $19.7 billion, respectively. Schwab utilizes the collateral provided under repurchase agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Commitments to extend credit: Schwab Bank enters into commitments to extend credit to banking clients. Schwab Bank also has commitments to purchase certain First Mortgage loans and HELOCs under the Program with Quicken Loans, which began in 2012. The credit risk associated with these commitments varies depending on the creditworthiness of the client and the value of any collateral expected to be held. Collateral requirements vary by type of loan. At December 31, 2013 and 2012, the Company had commitments to purchase First Mortgage loans of $208 million and $867 million, respectively. Schwab Bank also has commitments to extend credit related to its clients’ unused HELOCs, personal loans secured by securities, and other lines of credit, which totaled $5.7 billion and $5.4 billion at December 31, 2013 and 2012, respectively. See also note “6 – Loans to Banking Clients and Related Allowance for Loan Losses.”

Financial Guarantees: See note “14 – Commitments and Contingencies.”

Concentration Risk

The Company has exposure to concentration risk when holding large positions of financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $48.9 billion at December 31, 2013. Of these, $47.1 billion were issued by U.S. agencies and $1.8 billion were issued by private entities (non-agency securities). The fair value of the Company’s investments in mortgage-backed securities totaled $39.5 billion at December 31, 2012. Of these, $38.8 billion were issued by U.S. agencies and $733 million were non-agency securities. These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $9.2 billion and $8.0 billion at December 31, 2013 and 2012, respectively, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned.

The fair value of the Company’s investments in asset-backed securities totaled $15.2 billion and $8.2 billion at December 31, 2013 and 2012, respectively, with the majority serviced by a single servicer.

The Company’s loans to banking clients include $7.3 billion and $6.0 billion of adjustable rate first lien residential real estate mortgage loans at December 31, 2013 and 2012, respectively. At December 31, 2013, approximately 40% of these mortgages consisted of loans with interest-only payment terms. At December 31, 2013, the interest rates on approximately 70% of these interest-only loans are not scheduled to reset for three or more years. At December 31, 2013, 46% of the residential real estate mortgages and 51% of the HELOC balances were secured by properties which are located in California. At December 31, 2012, 45% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California. For additional detail on concentrations in loans to banking clients, see note “6 – Loans to Banking Clients and Related Allowance for Loan Losses.”

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned, as described above.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

16.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies.” The Company did not transfer any assets or liabilities between Level 1 and Level 2 during 2013 or 2012. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2013 or 2012.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,141	$-	$-	$1,141
Commercial paper	-	22	-	22
Total cash equivalents	1,141	22	-	1,163
Investments segregated and on deposit for
regulatory purposes:
Certificates of deposit	-	2,737	-	2,737
U.S. Government securities	-	2,539	-	2,539
Total investments segregated and on deposit for
regulatory purposes	-	5,276	-	5,276
Other securities owned:
Schwab Funds® money market funds	261	-	-	261
Equity and bond mutual funds	208	-	-	208
State and municipal debt obligations	-	32	-	32
Equity, U.S. Government and corporate debt, and
other securities	1	15	-	16
Total other securities owned	470	47	-	517
Securities available for sale:
U.S. agency mortgage-backed securities	-	18,645	-	18,645
Asset-backed securities	-	15,206	-	15,206
Corporate debt securities	-	9,007	-	9,007
U.S. agency notes	-	4,136	-	4,136
Certificates of deposit	-	3,652	-	3,652
Non-agency residential mortgage-backed securities	-	593	-	593
Non-agency commercial mortgage-backed securities	-	279	-	279
Other securities	-	100	-	100
Total securities available for sale	-	51,618	-	51,618
Total	$1,611	$56,963	$-	$58,574

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies.” There were no significant changes in these methodologies or assumptions during 2013. The following table presents the fair value hierarchy for financial instruments not recorded at fair value at December 31, 2013:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$6,565	$-	$6,565	$-	$6,565
Cash and investments segregated and
on deposit for regulatory purposes	18,273	-	18,273	-	18,273
Receivables from brokers, dealers, and
clearing organizations	509	-	509	-	509
Receivables from brokerage clients – net	13,949	-	13,949	-	13,949
Securities held to maturity:
U.S. agency mortgage-backed securities	29,260	-	28,500	-	28,500
Non-agency commercial mortgage-backed
securities	958	-	890	-	890
Other securities	100	-	100	-	100
Total securities held to maturity	30,318	-	29,490	-	29,490
Loans to banking clients – net:
Residential real estate mortgages	8,006	-	7,930	-	7,930
Home equity lines of credit	3,041	-	3,043	-	3,043
Personal loans secured by securities	1,384	-	1,384	-	1,384
Other	36	-	35	-	35
Total loans to banking clients – net	12,467	-	12,392	-	12,392
Other assets	64	-	64	-	64
Total	$82,145	$-	$81,242	$-	$81,242
Liabilities:
Deposits from banking clients	$92,972	$-	$92,972	$-	$92,972
Payables to brokers, dealers, and clearing
organizations	1,467	-	1,467	-	1,467
Payables to brokerage clients	35,333	-	35,333	-	35,333
Accrued expenses and other liabilities	680	-	680	-	680
Long-term debt	1,903	-	1,989	-	1,989
Total	$132,355	$-	$132,441	$-	$132,441

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

17.Stockholders’ Equity

The Company did not issue any shares of common stock during 2013,  2012, or 2011, respectively.

The Company was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at December 31, 2013 and 2012. The Company’s preferred stock issued and outstanding is as follows:

December 31,	2013				2012
	Shares				Shares
	Issued and	Liquidation			Issued and	Liquidation
	Outstanding	Preference	Liquidation	Carrying	Outstanding	Preference	Liquidation	Carrying
	(In thousands)	Per Share	Preference	Value	(In thousands)	Per Share	Preference	Value
Series A	400	$1,000	$400	$395	400	$1,000	$400	$394
Series B	485	$1,000	485	474	485	$1,000	485	471
Total Preferred Stock	885		$885	$869	885		$885	$865

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

18.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive (loss) income are as follows:

Year Ended December 31,	2013			2012			2011
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(468)	$176	$(292)	$470	$(177)	$293	$(43)	$16	$(27)
Reclassification of impairment charges
included in net impairment losses on
securities	10	(4)	6	32	(12)	20	31	(12)	19
Other reclassifications included in
other revenue	(7)	3	(4)	(38)	14	(24)	1	-	1
Change in net unrealized gain on
securities available for sale	(465)	175	(290)	464	(175)	289	(11)	4	(7)
Other	1	-	1	1	-	1	(1)	-	(1)
Other comprehensive (loss) income	$(464)	$175	$(289)	$465	$(175)	$290	$(12)	$4	$(8)

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Accumulated other comprehensive income balances are as follows:

	Net unrealized		Total
	gain on securities		accumulated other
	available for sale	Other	comprehensive income
Balance at December 31, 2010	$17	$(1)	$16
Other net changes	(7)	(1)	(8)
Balance at December 31, 2011	$10	$(2)	$8
Other net changes	289	1	290
Balance at December 31, 2012	$299	$(1)	$298
Other net changes	(290)	1	(289)
Balance at December 31, 2013	$9	$-	$9

19.Employee Incentive, Retirement, and Deferred Compensation Plans

The Company’s stock incentive plans provide for granting options, restricted stock units, and restricted stock awards to employees, officers, and directors. In addition, the Company offers retirement and employee stock purchase plans to eligible employees and sponsors deferred compensation plans for eligible officers and non-employee directors.

A summary of the Company’s stock-based compensation and related income tax benefit is as follows:

Year Ended December 31,	2013	2012	2011
Stock option expense	$52	$57	$61
Restricted stock unit expense	60	40	23
Restricted stock award expense	-	5	12
Employee stock purchase plan expense	4	3	3
Total stock-based compensation expense	$116	$105	$99
Income tax benefit on stock-based compensation	$(43)	$(39)	$(37)

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2013, the Company was authorized to grant up to 67 million common shares under its existing stock incentive plans. Additionally, at December 31, 2013, the Company had 42 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2013, there was $189 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock options, restricted stock awards, and restricted stock units, which is expected to be recognized through 2017 with a remaining weighted-average service period of 2.8 years.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s stock option activity is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	per Share	Life (in years)	Value
Outstanding at December 31, 2012	57	$16.04
Granted	7	$21.71
Exercised	(16)	$16.47
Forfeited	(1)	$13.39
Expired	(1)	$19.96
Outstanding at December 31, 2013	46	$16.74	6.83	$427
Vested and expected to vest at December 31, 2013	44	$16.76	6.74	$406
Vested and exercisable December 31, 2013	25	$17.17	5.33	$220

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2013	2012	2011
Weighted-average fair value of options granted per share	$6.33	$4.07	$4.16
Cash received from options exercised	$258	$35	$96
Tax benefit realized on options exercised	$-	$1	$7
Aggregate intrinsic value of options exercised	$82	$9	$38

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

Year Ended December 31,	2013	2012	2011
Weighted-average expected dividend yield	1.13%	.99%	.85%
Weighted-average expected volatility	28%	31%	36%
Weighted-average risk-free interest rate	2.5%	1.8%	2.1%
Expected life (in years)	4.6 – 7.9	3.0 – 6.7	0.0 – 6.3

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a three- to five-year period, while some vest based upon the Company achieving certain financial or other measures. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2013, 2012, and 2011 was $78 million, $30 million, and $13 million, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s restricted stock units activity is summarized below:

		Weighted-
		Average Grant
	Number	Date Fair Value
	of Units	per Unit
Outstanding at December 31, 2012	11	$13.34
Granted	4	$21.32
Vested	(3)	$22.44
Forfeited	(1)	$14.17
Outstanding at December 31, 2013	11	$16.11

Retirement Plan

Upon completing three months of consecutive service, employees of the Company can participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $63 million, $59 million, and $53 million in 2013, 2012, and 2011, respectively.

Deferred Compensation Plans

The Company’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation liability was $135 million and $127 million at December 31, 2013 and 2012, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

20.Taxes on Income

The components of income tax expense are as follows:

Year Ended December 31,	2013	2012	2011
Current:
Federal	$598	$489	$424
State	57	28	52
Total current	655	517	476
Deferred:
Federal	(20)	5	44
State	(1)	-	8
Total deferred	(21)	5	52
Taxes on income	$634	$522	$528

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2013	2012
Deferred tax assets:
Employee compensation, severance, and benefits	$190	$189
Facilities lease commitments	33	35
Reserves and allowances	30	37
State and local taxes	12	-
Net operating loss carryforwards	6	6
Total deferred tax assets	271	267
Valuation allowance	(4)	(3)
Deferred tax assets – net of valuation allowance	267	264
Deferred tax liabilities:
Depreciation and amortization	(142)	(166)
Capitalized internal-use software development costs	(62)	(50)
Deferred cancellation of debt income	(11)	(11)
Deferred loan costs	(10)	(15)
Deferred Senior Note exchange	(7)	(6)
Net unrealized gain on securities available for sale	(5)	(179)
Other	(2)	(7)
Total deferred tax liabilities	(239)	(434)
Deferred tax asset (liability) – net (1)	$28	$(170)

(1)	Amounts are included in other assets and in accrued expenses and other liabilities at December 31, 2013 and 2012, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit (1)	2.3	1.2	2.5
Other	(0.1)	(0.2)	0.4
Effective income tax rate	37.2%	36.0%	37.9%

(1)	Includes the impact of a non-recurring state tax benefit of which $4 million and $20 million were recorded in 2013 and 2012, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2013	2012
Balance at beginning of year	$12	$13
Additions for tax positions related to the current year	1	1
Additions for tax positions related to prior years	-	1
Reductions due to lapse of statute of limitations	(2)	(2)
Reductions for settlements with tax authorities	(1)	(1)
Balance at end of year	$10	$12

The federal returns for 2010 through 2012 remain open to Federal tax examinations. The years open to examination by state and local governments vary by jurisdiction.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

21.Earnings Per Common Share

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

Year Ended December 31,	2013	2012	2011
Net income	$1,071	$928	$864
Preferred stock dividends	(61)	(45)	-
Net income available to common stockholders	$1,010	$883	$864
Weighted-average common shares outstanding — basic	1,285	1,274	1,227
Common stock equivalent shares related to stock incentive plans	8	1	2
Weighted-average common shares outstanding — diluted (1)	1,293	1,275	1,229
Basic EPS	$.78	$.69	$.70
Diluted EPS	$.78	$.69	$.70

(1)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 34 million, 74 million, and 63 million shares in 2013, 2012, and 2011, respectively.

22.Regulatory Requirements

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

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At December 31, 2013, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for Schwab Bank are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Tier 1 Risk-Based Capital	$6,550	19.0%	$2,074	6.0%	$1,383	4.0%
Total Risk-Based Capital	$6,599	19.1%	$3,457	10.0%	$2,766	8.0%
Tier 1 Leverage	$6,550	6.6%	$4,993	5.0%	$3,994	4.0%
Tangible Equity	$6,550	6.6%	N/A		$1,997	2.0%
December 31, 2012
Tier 1 Risk-Based Capital	$5,707	20.0%	$1,709	6.0%	$1,139	4.0%
Total Risk-Based Capital	$5,760	20.2%	$2,848	10.0%	$2,279	8.0%
Tier 1 Leverage	$5,707	6.7%	$4,266	5.0%	$3,412	4.0%
Tangible Equity	$5,707	6.7%	N/A		$1,706	2.0%

N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2013 and 2012, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since December 31, 2013, that management believes have changed Schwab Bank’s capital category.

The Federal Reserve requires Schwab Bank to maintain reserve balances at the Federal Reserve Bank based on certain deposit levels. Schwab Bank’s average reserve requirement was $1.2 billion and $1.1 billion in 2013 and 2012, respectively.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at December 31, 2013, are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,446	10%	$0.250	$295	$1,151	$707
optionsXpress, Inc.	$102	36%	$1	$6	$96	$88

Schwab and optionsXpress, Inc. are also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and other applicable regulations, which require them to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab and optionsXpress, Inc. had portions of their cash and investments segregated for the exclusive benefit of clients at December 31, 2013. Amounts included in cash and investments

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2013 for Schwab and optionsXpress, Inc. totaled $24.0 billion. On January 3,  2014, Schwab and optionsXpress, Inc. deposited a net amount of $965 million of cash into their segregated reserve bank accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2012 for Schwab and optionsXpress, Inc. totaled $29.2 billion. On January 3,  2013, Schwab and optionsXpress, Inc. deposited a net amount of $1.2 billion of cash into their segregated reserve bank accounts.

23.Segment Information

The Company’s two reportable segments are Investor Services and Advisor Services. The Company structures its operating segments according to its clients and the services provided to those clients. The Investor Services segment provides retail brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors, and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank. Revenues and expenses are allocated to the Company’s two segments based on which segment services the client.

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

The Company evaluates the performance of its segments on a pre-tax basis, excluding extraordinary or significant non-recurring items and results of discontinued operations. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. However, capital expenditures are used in resource allocation and are therefore disclosed. There are no revenues from transactions between the segments. Capital expenditures are reported gross, and are not net of proceeds from the sale of fixed assets.

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services			Advisor Services			Unallocated			Total
Year Ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net Revenues:
Asset management and
administration fees	$1,627	$1,436	$1,357	$689	$607	$571	$(1)	$-	$-	$2,315	$2,043	$1,928
Net interest revenue	1,756	1,559	1,542	224	205	183	-	-	-	1,980	1,764	1,725
Trading revenue	621	612	667	292	255	260	-	1	-	913	868	927
Other – net (1)	178	123	98	57	62	62	1	71	-	236	256	160
Provision for loan losses	1	(15)	(16)	-	(1)	(2)	-	-	-	1	(16)	(18)
Net impairment losses
on securities	(9)	(29)	(29)	(1)	(3)	(2)	-	-	-	(10)	(32)	(31)
Total net revenues	4,174	3,686	3,619	1,261	1,125	1,072	-	72	-	5,435	4,883	4,691
Expenses Excluding Interest	2,899	2,693	2,569	831	739	731	-	1	(1)	3,730	3,433	3,299
Income before taxes on income	$1,275	$993	$1,050	$430	$386	$341	$-	$71	$1	$1,705	$1,450	$1,392

Capital expenditures	$190	$98	$134	$80	$40	$56	$-	$-	$-	$270	$138	$190
Depreciation and amortization	$155	$157	$122	$47	$39	$33	$-	$-	$-	$202	$196	$155

(1)	Unallocated amount includes a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute in 2012.

Fees received from Schwab’s proprietary mutual funds represented 9% of the Company’s net revenues in 2013 and 10% in both 2012 and 2011. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s net revenues in 2013, 2012, or 2011. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was 23% at December 31, 2013, 2012, and 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

24.Business Acquisitions

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

The results of optionsXpress’ operations have been included in the Company’s consolidated statement of income for the year ended December 31, 2013, 2012, and 2011, from the date of acquisition. optionsXpress’ net revenues were $142 million and $179 million in 2013 and 2012, respectively, and net income was $8 million and $6 million in 2013 and 2012, respectively. optionsXpress’ net revenues were $68 million and their net loss was not material for the period September 1, 2011 through December 31, 2011.

The Company recorded intangible assets of $285 million, which are subject to amortization and are being amortized over their estimated useful lives using accelerated and straight-line methods of amortization. The following table summarizes the estimated fair value and useful lives of the intangible assets.

		Estimated
	Estimated	Useful Life
September 1, 2011	Fair Value	(In Years)
Customer relationships	$200	11
Technology	70	9
Trade name	15	9
Total intangible assets	$285

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if optionsXpress had been acquired prior to January 1, 2011. Pro forma net income for the year ended December 31, 2011, was adjusted to exclude $16 million, after tax, of acquisition related costs incurred by the Company in 2011. Additionally, pro forma net income below excludes $15 million, before tax, of acquisition related costs because these costs were incurred by optionsXpress prior to the acquisition date. Pro forma net income also reflects the impact of amortizing purchase accounting adjustments relating to intangible assets, net of tax, of $20 million, for the year ended December 31, 2011.

Year Ended December 31,	2011
Net revenues	$4,857
Net income	$896
Basic EPS	$.71
Diluted EPS	$.71

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Other Business Acquisition

On December 14, 2012,  the Company acquired ThomasPartners, Inc., a growth and dividend income-focused asset management firm, for $85 million in cash. The Company recorded goodwill of $68 million and intangible assets of $32 million. The intangible assets primarily relate to customer relationships and are being amortized over 11 years. The goodwill was allocated to the Investor Services and Advisor Services segments in the amounts of $54 million and $14 million, respectively.

25.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2013, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

26.The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2013	2012	2011
Interest revenue	$4	$6	$4
Interest expense	(65)	(97)	(103)
Net interest revenue	(61)	(91)	(99)
Other revenue – net	-	(30)	8
Expenses excluding interest	(28)	(23)	(30)
Loss before income tax benefit and equity in net income of subsidiaries	(89)	(144)	(121)
Income tax benefit	38	58	43
Loss before equity in net income of subsidiaries	(51)	(86)	(78)
Equity in net income of subsidiaries:
Equity in undistributed net income of subsidiaries	830	662	600
Dividends from bank subsidiary	163	50	150
Dividends from non-bank subsidiaries	129	302	192
Net Income	1,071	928	864
Preferred stock dividends	61	45	-
Net Income Available to Common Stockholders	$1,010	$883	$864

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Balance Sheets

December 31,	2013	2012
Assets
Cash and cash equivalents	$700	$1,339
Receivables from subsidiaries	162	80
Other securities owned – at fair value	80	74
Loans to non-bank subsidiaries	980	404
Investment in non-bank subsidiaries	3,828	3,615
Investment in bank subsidiary	6,576	6,022
Other assets	65	88
Total assets	$12,391	$11,622
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$187	$482
Payables to subsidiaries	9	14
Long-term debt	1,814	1,537
Total liabilities	2,010	2,033
Stockholders’ equity	10,381	9,589
Total liabilities and stockholders’ equity	$12,391	$11,622

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2013	2012	2011
Cash Flows from Operating Activities
Net income	$1,071	$928	$864
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed earnings of subsidiaries	(830)	(662)	(591)
Provision for deferred income taxes	(11)	9	3
Other	(4)	39	1
Net change in:
Other securities owned	(5)	3	6
Other assets	29	(21)	26
Accrued expenses and other liabilities	13	(5)	(76)
Net cash provided by operating activities	263	291	233
Cash Flows from Investing Activities
Due from subsidiaries – net	(546)	43	24
Increase in investments in subsidiaries	(225)	(307)	(366)
Other investing activities	(1)	-	8
Net cash used for investing activities	(772)	(264)	(334)
Cash Flows from Financing Activities
Issuance of commercial paper	-	300	-
Repayment of commercial paper	(300)	-	-
Issuance of long-term debt	275	350	-
Repayment of long-term debt	-	(727)	-
Premium paid on debt exchange	-	(19)	-
Net proceeds from preferred stock offering	-	863	-
Dividends paid	(368)	(337)	(295)
Proceeds from stock options exercised and other	258	35	96
Other financing activities	5	(5)	3
Net cash (used for) provided by financing activities	(130)	460	(196)
(Decrease) Increase in Cash and Cash Equivalents	(639)	487	(297)
Cash and Cash Equivalents at Beginning of Year	1,339	852	1,149
Cash and Cash Equivalents at End of Year	$700	$1,339	$852

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.Quarterly Financial Information (Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2013:
Net Revenues	$1,435	$1,373	$1,337	$1,290
Expenses Excluding Interest	$937	$909	$925	$959
Net Income	$319	$290	$256	$206
Net Income Available to Common Stockholders	$297	$282	$233	$198
Weighted Average Common Shares Outstanding – Diluted	1,304	1,296	1,288	1,282
Basic Earnings Per Common Share	$.23	$.22	$.18	$.15
Diluted Earnings Per Common Share	$.23	$.22	$.18	$.15
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$26.00	$22.69	$21.23	$18.11
Low	$20.57	$20.74	$16.21	$15.05
Range of Price/Earnings Ratio (1):
High	33	32	32	26
Low	26	30	24	22
Year Ended December 31, 2012:
Net Revenues	$1,215	$1,196	$1,283	$1,189
Expenses Excluding Interest	$871	$835	$851	$876
Net Income	$211	$247	$275	$195
Net Income Available to Common Stockholders	$189	$238	$261	$195
Weighted Average Common Shares Outstanding – Diluted	1,278	1,275	1,274	1,273
Basic Earnings Per Common Share	$.15	$.19	$.20	$.15
Diluted Earnings Per Common Share	$.15	$.19	$.20	$.15
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$14.47	$14.43	$14.76	$15.38
Low	$12.50	$12.14	$11.83	$11.61
Range of Price/Earnings Ratio (1):
High	21	22	22	23
Low	18	18	18	18

(1)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per common share for the preceding 12-month period ending on the last day of the quarter presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Charles Schwab Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 24,  2014

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

The Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2014 (the Proxy Statement) under “Members of the Board of Directors,” “Corporate Governance Information,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at http://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2013.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	76	Chairman of the Board
Walter W. Bettinger II	53	President and Chief Executive Officer
Jay L. Allen	57	Executive Vice President – Human Resources and Employee Services
Bernard J. Clark	55	Executive Vice President – Advisor Services
John S. Clendening	50	Executive Vice President – Investor Services
Carrie E. Dwyer	63	Executive Vice President, General Counsel and Corporate Secretary
George A. (Andy) Gill	51	Executive Vice President – Investor Services
Joseph R. Martinetto	51	Executive Vice President and Chief Financial Officer
James D. McCool	54	Executive Vice President – Client Solutions

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

Mr. Clark has been Executive Vice President – Advisor Services of CSC since 2012. Mr. Clark has served as Executive Vice President – Advisor Services of Schwab since 2010. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of Schwab. During 2005 and 2006, he served as Senior Vice President – Client Service of Schwab. Mr. Clark joined Schwab in 1998.

Mr. Clendening has been Executive Vice President and co-leader – Investor Services of CSC since 2012. Mr. Clendening served as Executive Vice President – Shared Strategic Services of CSC and Schwab from 2009 to 2012. He served as Executive Vice President – Solution Services of CSC and Schwab from 2008 to 2009 and as Executive Vice President – Client Experience, Schwab Investor Services of CSC in 2007 and of Schwab from 2006 to 2008. Mr. Clendening served as Executive Vice President and President – Individual Investor Enterprise Marketing of Schwab from 2005 to 2007. He joined Schwab in 2004 as Senior Vice President – Individual Investor Enterprise Marketing.

THE CHARLES SCHWAB CORPORATION

Ms. Dwyer has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President – Corporate Oversight of Schwab since 1996. Ms. Dwyer joined Schwab in 1996.

Mr. Gill has been Executive Vice President and co-leader – Investor Services of CSC since 2012. He has served as Executive Vice President – Investor Services of Schwab since 2011. Mr. Gill served as Senior Vice President – Fixed Income of Schwab from 2009 until 2011 and as Senior Vice President – Investor Services of Schwab from 2006 until 2009. Mr. Gill joined Schwab in 2001.

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

Mr. McCool has been Executive Vice President – Clients Solutions of CSC and Schwab since 2012. He served as Executive Vice President – Institutional Services of CSC and Schwab from 2008 until 2012. Mr. McCool served as Executive Vice President – Schwab Corporate and Retirement Services of CSC from 2007 until 2008 and of Schwab from 2006 until 2008. Mr. McCool served as Senior Vice President – Corporate Services of Schwab from 2004 until 2006. Mr. McCool also served as President and Chief Executive Officer of The Charles Schwab Trust Company (CSTC) from 2005 until 2007. Mr. McCool served as Senior Vice President – Plan Administrative Services of CSTC from 2004 until 2005, Chief Operating Officer of CSTC from 2003 until 2004, and Vice President – Development and Business Technology of CSTC from 2002 until 2003. Mr. McCool joined Schwab in 1995.

Item 11.Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2013 Summary Compensation Table,” “Executive Compensation Tables – 2013 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2013 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2013,” “Executive Compensation Tables – 2013 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2013 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Transactions with Related Persons” and “Director Independence.”

Item 14.Principal Accountant Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under “Auditor Fees.”

THE CHARLES SCHWAB CORPORATION

PART IV

Item 15.Exhibits and Financial Statement Schedule

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

THE CHARLES SCHWAB CORPORATION

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

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.	(2)

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.295 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.	(2)

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007, filed as Exhibit 10.298 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.	(2)

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.302 to the Registrant’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.307

Form of Notice and Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.307 to the Registrant’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.

10.309	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.309 to the Registrant’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	(2)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.317 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.	(2)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008.	(2)

10.323	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.323 to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.	(2)

10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010, filed as Exhibit 10.331 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012, filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.	(2)

10.350

Credit Agreement (364 – Day Commitment) dated as of June 8, 2012, between the Registrant and financial institutions listed therein, filed as Exhibit 10.350 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.351	Summary of Non-Employee Director Compensation , filed as Exhibit 10.351 to the Registrant’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.	(2)

10.352	Form of Performance-Based Cash Long-Term Incentive Award Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.352 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.353	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.353 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.354	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.354 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.355	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.355 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.356	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.356 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.357	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.357 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.358	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.358 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.359	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.359 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.360	The Charles Schwab Corporation 2013 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 16, 2013, filed as Exhibit 10.360 to the Registrant’s Form 8-K dated May 16, 2013, and incorporated herein by reference.	(2)

10.361

Credit Agreement (364 – Day Commitment) dated as of June 7, 2013, between the Registrant and financial institutions therein (supersedes Exhibit 10.350), filed as Exhibit 10.361 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013 (supersedes Exhibit 10.323), filed as Exhibit 10.362 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)

Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2013, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income,(ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24,  2014.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24,  2014.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Joseph R. Martinetto
Walter W. Bettinger II,	Joseph R. Martinetto,
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ Nancy H. Bechtle
Charles R. Schwab, Chairman of the Board	Nancy H. Bechtle, Director

/s/ C. Preston Butcher	/s/ Stephen A. Ellis
C. Preston Butcher, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ Frank C. Herringer
Mark A. Goldfarb, Director	Frank C. Herringer, Director

/s/ Stephen T. McLin	/s/ Arun Sarin
Stephen T. McLin, Director	Arun Sarin, Director

/s/ Paula A. Sneed	/s/ Roger O. Walther
Paula A. Sneed, Director	Roger O. Walther, Director

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

THE CHARLES SCHWAB CORPORATION

				SCHEDULE II

Valuation and Qualifying Accounts
(In millions)

	Balance at	Additions			Balance at
	Beginning	Charged			End
Description	of Year	to Expense	Other (1)	Written off	of Year

For the year ended December 31, 2013:
Allowance for doubtful accounts of
brokerage clients (2)	$1	$2	$1	$(4)	$-

For the year ended December 31, 2012:
Allowance for doubtful accounts of
brokerage clients (2)	$2	$4	$-	$(5)	$1

For the year ended December 31, 2011:
Allowance for doubtful accounts of
brokerage clients (2)	$1	$6	$3	$(8)	$2

(1)	Includes collections of previously written-off accounts.
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

1.Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2013			2012			2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Cash and cash equivalents (1)	$5,626	$15	0.27%	$5,575	$15	0.27%	$4,142	$11	0.27%
Securities available for sale (2)	49,112	557	1.13%	39,739	583	1.47%	27,477	456	1.66%
Securities held to maturity	24,915	610	2.45%	15,371	397	2.58%	16,050	492	3.07%
Loans to banking clients (3)	11,756	329	2.80%	10,050	309	3.07%	9,468	310	3.27%
Loans held for sale	-	-	-	18	1	4.12%	65	3	4.62%
Other interest-earning assets	53	2	3.77%	54	1	1.85%	50	1	2.00%
Total interest-earning assets	91,462	1,513	1.65%	70,807	1,306	1.84%	57,252	1,273	2.22%

Net unrealized gain on
securities available for sale	252			275			64
Noninterest-earning assets	671			566			212
Total Assets	$92,385			$71,648			$57,528

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$85,465	31	0.04%	$65,546	42	0.06%	$52,701	62	0.12%
Total sources on which interest is paid	85,465	31	0.04%	65,546	42	0.06%	52,701	62	0.12%

Noninterest-bearing liabilities	650			577			345
Stockholder's equity	6,270			5,525			4,482
Total Liabilities and Stockholder’s Equity	$92,385			$71,648			$57,528

Net interest revenue		$1,482			$1,264			$1,211

Net yield on interest-earning assets			1.62%			1.79%			2.12%

(1)	Includes deposits with banks, short-term investments, and federal funds sold.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Change in:			Change in:
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$-	$-	$-	$4	$-	$4
Securities available for sale (2)	137	(163)	(26)	203	(76)	127
Securities held to maturity	247	(34)	213	(21)	(74)	(95)
Loans to banking clients (3)	52	(32)	20	19	(20)	(1)
Loans held for sale	(1)	-	(1)	(2)	-	(2)
Other interest-earning assets	-	1	1	-	-	-
Total interest-earning assets	$435	$(228)	$207	$203	$(170)	$33
Interest-bearing sources of funds:
Interest-bearing banking deposits	$12	$(23)	$(11)	$15	$(35)	$(20)
Total sources on which interest is paid	$12	$(23)	$(11)	$15	$(35)	$(20)
Change in net interest revenue	$423	$(205)	$218	$188	$(135)	$53

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Includes deposits with banks and short-term investments.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,554	$140	$49	$18,645
Asset-backed securities	15,201	42	37	15,206
Corporate debt securities	8,973	49	15	9,007
U.S. agency notes	4,239	1	104	4,136
Certificates of deposit	3,650	4	2	3,652
Non-agency residential mortgage-backed securities	616	11	34	593
Non-agency commercial mortgage-backed securities	271	8	-	279
Other securities	100	-	-	100
Total securities available for sale	$51,604	$255	$241	$51,618
Securities held to maturity:
U.S. agency mortgage-backed securities	$29,260	$161	$921	$28,500
Non-agency commercial mortgage-backed securities	958	-	68	890
Other securities	100	-	-	100
Total securities held to maturity	$30,318	$161	$989	$29,490

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$-	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	-	-	574
Other securities	273	16	-	289
Total securities available for sale	$45,639	$551	$73	$46,117
Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	-	1	443
Total securities held to maturity	$18,194	$558	$20	$18,732

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,666	$269	$14	$20,921
Asset-backed securities	2,638	4	7	2,635
Corporate debt securities	3,592	5	26	3,571
Certificates of deposit	3,623	2	3	3,622
U.S. agency notes	1,795	5	-	1,800
Non-agency residential mortgage-backed securities	1,130	-	223	907
Commercial paper	225	-	-	225
Other securities	273	3	-	276
Total securities available for sale	$33,942	$288	$273	$33,957
Securities held to maturity:
U.S. agency mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	-	341
Total securities held to maturity	$15,108	$433	$2	$15,539

The maturities and related weighted-average yields of securities available for sale and securities held to maturity at December 31, 2013, are as follows:

		After 1 year	After 5 years
	Within	through	through 10	After
	1 year	5 years	years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$508	$4,458	$13,679	$18,645
Asset-backed securities	-	1,219	3,284	10,703	15,206
Corporate debt securities	1,348	7,554	105	-	9,007
U.S. agency notes	-	3,896	240	-	4,136
Certificates of deposit	1,826	1,826	-	-	3,652
Non-agency residential mortgage-backed
securities (1)	-	4	-	589	593
Non-agency commercial mortgage-backed
securities (1)	-	-	-	279	279
Other securities	100	-	-	-	100
Total fair value	$3,274	$15,007	$8,087	$25,250	$51,618
Total amortized cost	$3,270	$15,062	$8,041	$25,231	$51,604
Weighted-average yield (2)	0.86%	1.01%	1.11%	1.20%	1.11%
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$555	$11,985	$15,960	$28,500
Non-agency commercial mortgage-backed
securities (1)	-	-	337	553	890
Other securities	100	-	-	-	100
Total fair value	$100	$555	$12,322	$16,513	$29,490
Total amortized cost	$100	$550	$12,894	$16,774	$30,318
Weighted-average yield (2)	1.25%	2.26%	2.49%	2.43%	2.45%

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2013.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

4.Cross-border Holdings

The tables below set forth the amount of Schwab Bank’s cross-border holdings, based on carrying value, as of December 31, 2013, 2012, and 2011. Such holdings, by country, that exceed 1% of total assets are disclosed separately, and such holdings, by country, that are between 0.75% and 1% of total assets are listed in the aggregate. Cross-border holdings are comprised of cash equivalents, securities available for sale, and securities held to maturity.

	Banks and other	Commercial and		Exposure as a %
December 31, 2013	financial institutions	industrial institutions	Total	of total assets
Country:
Canada	$2,408	$-	$2,408	2.4%
Australia	1,563	-	1,563	1.6%
United Kingdom	1,262	140	1,402	1.4%
Sweden	1,247	-	1,247	1.2%
Switzerland	825	-	825	0.8%
Total	$7,305	$140	$7,445

	Banks and other	Commercial and		Exposure as a %
December 31, 2012	financial institutions	industrial institutions	Total	of total assets
Country:
Australia	$2,300	$-	$2,300	2.7%
United Kingdom	1,556	351	1,907	2.2%
Canada	1,732	-	1,732	2.0%
Sweden	1,302	-	1,302	1.5%
Switzerland	902	-	902	1.1%
Japan	800	-	800	0.9%
Total	$8,592	$351	$8,943

			Banks and other	Exposure as a %
December 31, 2011			financial institutions	of total assets
Country:
United Kingdom			$1,450	2.2%
Canada			1,098	1.7%
Sweden			712	1.1%
Switzerland, France and Australia			1,849	2.8%
Total			$5,109

5.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2013	2012	2011	2010	2009
Residential real estate mortgages	$8,006	$6,507	$5,596	$4,695	$3,710
Home equity lines of credit	3,041	3,287	3,509	3,500	3,304
Personal loans secured by securities	1,384	963	742	562	366
Other	34	22	16	16	11
Total loans to banking clients	$12,465	$10,779	$9,863	$8,773	$7,391

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

An analysis of nonaccrual loans is as follows:

December 31,	2013	2012	2011	2010	2009
Nonaccrual loans	$48	$48	$52	$51	$34
Average nonaccrual loans	$43	$48	$51	$40	$17

Changes in the allowance for loan losses were as follows:

December 31,	2013	2012	2011	2010	2009
Balance at beginning of year	$56	$54	$53	$45	$20
Charge-offs	(11)	(16)	(19)	(20)	(13)
Recoveries	4	2	2	1	-
Provision for loan losses	(1)	16	18	27	38
Balance at end of year	$48	$56	$54	$53	$45

The maturities of the loan portfolio at December 31, 2013, are as follows:

		After 1 year
	Within	through	After
	1 year	5 years	5 years	Total
Residential real estate mortgages (1)	$-	$-	$8,006	$8,006
Home equity lines of credit (2)	358	1,705	978	3,041
Personal loans secured by securities	81	1,303	-	1,384
Other	7	21	6	34
Total	$446	$3,029	$8,990	$12,465

(1)	Maturities are based upon the contractual terms of the loans.
(2)	Maturities are based on an initial draw period of 10 years.

The interest sensitivity of loans with contractual maturities in excess of one year at December 31, 2013, is as follows:

After
1 year
Loans with predetermined interest rates	$716
Loans with floating or adjustable interest rates	11,303
Total	$12,019

6.Summary of Loan Loss on Banking Loans Experience

December 31,	2013	2012	2011	2010	2009
Average loans	$11,756	$10,050	$9,468	$7,983	$6,668
Allowance to year end loans	.39%	.52%	.55%	.60%	.61%
Allowance to nonperforming loans	100%	117%	104%	104%	132%
Nonperforming assets to average loans
and real estate owned	.45%	.54%	.59%	.68%	.51%

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

7.Deposits from Banking Clients

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total deposits from banking clients:

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$73,167	0.03%	$54,318	0.05%	$42,342	0.09%
Interest-bearing demand deposits	12,298	0.10%	11,227	0.13%	10,359	0.22%
Total	$85,465		$65,545		$52,701

At December 31, 2013,  deposits from banking clients included one domestic-issued certificate of deposit of $100,000 or more, in the amount of $517,004, with a contractual maturity of over twelve months.

8.Ratios

December 31,	2013	2012	2011
Return on average stockholder’s equity	12.46%	11.82%	13.99%
Return on average total assets	0.85%	0.91%	1.10%
Average stockholder’s equity as a percentage of average total assets	6.79%	7.71%	7.83%