Form 10-Q
period 2014-03-31
SCHWAB CHARLES CORP
filed 2014-05-07
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ⌧ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,301,140,339 shares of $.01 par value Common Stock

Outstanding on April 24, 2014

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

Index

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Revenues
Asset management and administration fees	$611	$552
Interest revenue	579	497
Interest expense	(26)	(28)
Net interest revenue	553	469
Trading revenue	247	223
Other	68	56
Provision for loan losses	(1)	(6)
Net impairment losses on securities (1)	-	(4)
Total net revenues	1,478	1,290
Expenses Excluding Interest
Compensation and benefits	528	536
Professional services	106	99
Occupancy and equipment	80	77
Advertising and market development	63	74
Communications	56	54
Depreciation and amortization	48	51
Other	75	68
Total expenses excluding interest	956	959
Income before taxes on income	522	331
Taxes on income	196	125
Net Income	326	206
Preferred stock dividends	8	8
Net Income Available to Common Stockholders	$318	$198
Weighted-Average Common Shares Outstanding — Diluted	1,311	1,282
Earnings Per Common Share — Basic	$.24	$.15
Earnings Per Common Share — Diluted	$.24	$.15

(1)

There were no net impairment losses on securities for the three months ended March 31, 2014. Net impairment losses on securities include total other-than-temporary impairment losses of $0 million recognized in other comprehensive income, net of $(4) million reclassified from other comprehensive income, for the three months ended March 31, 2013.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Income	$326	$206
Other comprehensive income, before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	159	(3)
Reclassification of impairment charges included in net
impairment losses on securities	-	4
Other reclassifications included in other revenue	(1)	-
Other	-	1
Other comprehensive income, before tax	158	2
Income tax effect	(59)	-
Other comprehensive income, net of tax	99	2
Comprehensive Income	$425	$208

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$7,173	$7,728
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $11,776 at March 31, 2014 and $14,016
at December 31, 2013)	20,548	23,553
Receivables from brokers, dealers, and clearing organizations	482	509
Receivables from brokerage clients — net	14,571	13,951
Other securities owned — at fair value	456	517
Securities available for sale	53,080	51,618
Securities held to maturity (fair value — $31,669 at March 31, 2014 and
$29,490 at December 31, 2013)	32,123	30,318
Loans to banking clients — net	12,591	12,419
Equipment, office facilities, and property — net	820	790
Goodwill	1,227	1,227
Intangible assets — net	255	266
Other assets	740	746
Total assets	$144,066	$143,642
Liabilities and Stockholders’ Equity
Deposits from banking clients	$95,591	$92,972
Payables to brokers, dealers, and clearing organizations	1,918	1,467
Payables to brokerage clients	32,308	35,333
Accrued expenses and other liabilities	1,532	1,586
Long-term debt	1,902	1,903
Total liabilities	133,251	133,261
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation
preference of $885	870	869
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	3,982	3,951
Retained earnings	9,492	9,253
Treasury stock, at cost — 186,648,711 shares at March 31, 2014 and
190,657,263 shares at December 31, 2013	(3,652)	(3,716)
Accumulated other comprehensive income	108	9
Total stockholders’ equity	10,815	10,381
Total liabilities and stockholders’ equity	$144,066	$143,642

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$326	$206
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	1	6
Net impairment losses on securities	-	4
Stock-based compensation	29	37
Depreciation and amortization	48	51
Premium amortization, net, on securities available for sale and securities held to maturity	27	44
Other	2	7
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	3,005	1,572
Receivables from brokers, dealers, and clearing organizations	29	(134)
Receivables from brokerage clients	(622)	1,003
Other securities owned	61	91
Other assets	(24)	(29)
Payables to brokers, dealers, and clearing organizations	293	84
Payables to brokerage clients	(3,025)	(3,442)
Accrued expenses and other liabilities	(81)	132
Net cash provided by (used for) operating activities	69	(368)
Cash Flows from Investing Activities
Purchases of securities available for sale	(4,250)	(6,703)
Proceeds from sales of securities available for sale	1,285	-
Principal payments on securities available for sale	1,738	3,997
Purchases of securities held to maturity	(2,271)	(6,031)
Principal payments on securities held to maturity	520	1,279
Net increase in loans to banking clients	(171)	(530)
Purchase of equipment, office facilities, and property	(53)	(49)
Other investing activities	(8)	2
Net cash used for investing activities	(3,210)	(8,035)
Cash Flows from Financing Activities
Net change in deposits from banking clients	2,619	3,047
Repayment of commercial paper	-	(300)
Repayment of long-term debt	(2)	(2)
Dividends paid	(100)	(98)
Proceeds from stock options exercised and other	65	25
Other financing activities	4	(1)
Net cash provided by financing activities	2,586	2,671
Decrease in Cash and Cash Equivalents	(555)	(5,732)
Cash and Cash Equivalents at Beginning of Period	7,728	12,663
Cash and Cash Equivalents at End of Period	$7,173	$6,931
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$40	$40
Income taxes	$51	$35
Non-cash investing activity:
Securities purchased during the period but settled after period end	$158	$-

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal and regulatory reserves. Actual results may differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company’s significant accounting policies are included in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to these accounting policies during the first quarter of 2014.

2.New Accounting Standard

New Accounting Standard Not Yet Adopted

In January 2014, the Financial Accounting Standards Board issued new guidance for creditors of consumer mortgage loans, which is effective January 1, 2015. The guidance clarifies when physical possession of a property underlying a consumer mortgage loan transfers to the creditor, and therefore when a loan receivable should be derecognized and the real estate property underlying the loan should be recognized. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, earnings per common share (EPS), or cash flows.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,404	$168	$38	$18,534
Asset-backed securities	16,642	91	8	16,725
Corporate debt securities	9,043	53	9	9,087
U.S. agency notes	4,490	1	81	4,410
Certificates of deposit	3,424	4	2	3,426
Non-agency residential mortgage-backed securities	593	13	28	578
Non-agency commercial mortgage-backed securities	312	8	-	320
Total securities available for sale	$52,908	$338	$166	$53,080
Securities held to maturity:
U.S. agency mortgage-backed securities	$31,066	$219	$627	$30,658
Non-agency commercial mortgage-backed securities	957	1	47	911
Other securities	100	-	-	100
Total securities held to maturity	$32,123	$220	$674	$31,669

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,554	$140	$49	$18,645
Asset-backed securities	15,201	42	37	15,206
Corporate debt securities	8,973	49	15	9,007
U.S. agency notes	4,239	1	104	4,136
Certificates of deposit	3,650	4	2	3,652
Non-agency residential mortgage-backed securities	616	11	34	593
Non-agency commercial mortgage-backed securities	271	8	-	279
Other securities	100	-	-	100
Total securities available for sale	$51,604	$255	$241	$51,618
Securities held to maturity:
U.S. agency mortgage-backed securities	$29,260	$161	$921	$28,500
Non-agency commercial mortgage-backed securities	958	-	68	890
Other securities	100	-	-	100
Total securities held to maturity	$30,318	$161	$989	$29,490

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $131 million at March 31, 2014.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S agency mortgage-backed securities	$6,119	$37	$176	$1	$6,295	$38
Asset-backed securities	1,887	5	769	3	2,656	8
Corporate debt securities	1,180	8	400	1	1,580	9
U.S. agency notes	3,909	81	-	-	3,909	81
Certificates of deposit	1,050	-	98	2	1,148	2
Non-agency residential mortgage-backed
securities	59	1	352	27	411	28
Total	$14,204	$132	$1,795	$34	$15,999	$166
Securities held to maturity:
U.S. agency mortgage-backed securities	$15,147	$438	$2,591	$189	$17,738	$627
Non-agency commercial mortgage-backed
securities	444	23	338	24	782	47
Total	$15,591	$461	$2,929	$213	$18,520	$674
Total securities with unrealized losses (1)	$29,795	$593	$4,724	$247	$34,519	$840

(1)	The number of investment positions with unrealized losses totaled 264 for securities available for sale and 154 for securities held to maturity.

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$5,044	$47	$93	$2	$5,137	$49
Asset-backed securities	6,391	33	591	4	6,982	37
Corporate debt securities	1,802	14	499	1	2,301	15
U.S. agency notes	3,636	104	-	-	3,636	104
Certificates of deposit	-	-	299	2	299	2
Non-agency residential mortgage-backed
securities	89	2	374	32	463	34
Total	$16,962	$200	$1,856	$41	$18,818	$241
Securities held to maturity:
U.S. agency mortgage-backed securities	$19,175	$698	$2,345	$223	$21,520	$921
Non-agency commercial mortgage-backed
securities	630	43	260	25	890	68
Total	$19,805	$741	$2,605	$248	$22,410	$989
Total securities with unrealized losses (1)	$36,767	$941	$4,461	$289	$41,228	$1,230

(1)	The number of investment positions with unrealized losses totaled 273 for securities available for sale and 193 for securities held to maturity.

Non-agency residential mortgage-backed securities include securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac Corporation (FICO) credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). Management determined that it does not expect to recover all of the amortized cost of certain of its Alt-A and Prime residential mortgage-backed securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company does not intend to sell these

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

securities and it is not “more likely than not” that the Company will be required to sell these securities before anticipated recovery of the unrealized losses on these securities. The Company may recognize an impairment charge equal to the securities’ expected credit losses based on the Company’s cash flow projections for these securities. The expected credit losses are measured as the difference between the present value of expected cash flows and the amortized cost of the securities. There were no impairment charges recognized during the first quarter of 2014. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of impairment losses.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in or reclassified from other comprehensive income:

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$169	$159
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was not previously recognized	-	-
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was previously recognized	-	4
Balance at end of period	$169	$163

The maturities of securities available for sale and securities held to maturity at March 31, 2014, are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$1,005	$4,015	$13,514	$18,534
Asset-backed securities	-	1,513	4,109	11,103	16,725
Corporate debt securities	1,065	8,022	-	-	9,087
U.S. agency notes	-	4,410	-	-	4,410
Certificates of deposit	1,502	1,924	-	-	3,426
Non-agency residential mortgage-backed
securities (1)	-	3	-	575	578
Non-agency commercial mortgage-backed
securities (1)	-	-	-	320	320
Total fair value	$2,567	$16,877	$8,124	$25,512	$53,080
Total amortized cost	$2,560	$16,907	$8,047	$25,394	$52,908
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$609	$13,036	$17,013	$30,658
Non-agency commercial mortgage-backed
securities (1)	-	-	344	567	911
Other securities	100	-	-	-	100
Total fair value	$100	$609	$13,380	$17,580	$31,669
Total amortized cost	$100	$601	$13,717	$17,705	$32,123

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Proceeds and gross realized gains from sales of securities available for sale are as follows:

	Three Months Ended
	March 31,
	2014	2013
Proceeds	$1,285	$-
Gross realized gains	$1	$-

4.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	March 31,	December 31,
	2014	2013
Residential real estate mortgages	$8,050	$8,006
Home equity lines of credit	3,018	3,041
Personal loans secured by securities	1,536	1,384
Other	35	36
Total loans to banking clients (1)	12,639	12,467
Allowance for loan losses	(48)	(48)
Total loans to banking clients – net	$12,591	$12,419

(1)	All loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $5.9 billion and $5.7 billion at March 31, 2014 and December 31, 2013, respectively. All of the personal loans were fully collateralized by securities with fair values in excess of borrowings at March 31, 2014 and December 31, 2013.

Changes in the allowance for loan losses were as follows:

Three Months Ended	March 31, 2014			March 31, 2013
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$34	$14	$48	$36	$20	$56
Charge-offs	(1)	(1)	(2)	(2)	(2)	(4)
Recoveries	-	1	1	1	-	1
Provision for loan losses	-	1	1	5	1	6
Balance at end of period	$33	$15	$48	$40	$19	$59

Included in the loan portfolio are nonaccrual loans totaling $40 million and $48 million at March 31, 2014 and December 31, 2013, respectively. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2014 or December 31, 2013. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $46 million and $53 million at March 31, 2014 and December 31, 2013, respectively. Troubled debt restructurings were not material at March 31, 2014 or December 31, 2013.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. Schwab Bank purchased First Mortgages of $286 million and $1.3 billion during the first quarters of 2014 and 2013, respectively. Schwab Bank purchased HELOCs with commitments of

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

$172 million and $218 million during the first quarters of 2014 and 2013, respectively. The First Mortgages purchased under the Program are included in the First mortgages loan class in the tables below.

The delinquency analysis by loan class is as follows:

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
March 31, 2014	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$7,856	$6	$2	$25	$33	$7,889
Purchased first mortgages	155	1	-	5	6	161
Home equity lines of credit	3,004	3	1	10	14	3,018
Personal loans secured by securities	1,533	3	-	-	3	1,536
Other	35	-	-	-	-	35
Total loans to banking clients	$12,583	$13	$3	$40	$56	$12,639

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
December 31, 2013	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$7,808	$3	$4	$30	$37	$7,845
Purchased first mortgages	154	1	-	6	7	161
Home equity lines of credit	3,025	2	2	12	16	3,041
Personal loans secured by securities	1,384	-	-	-	-	1,384
Other	36	-	-	-	-	36
Total loans to banking clients	$12,407	$6	$6	$48	$60	$12,467

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), loan-to-value (LTV) ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in March 2014. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
March 31, 2014	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2010	$818	$53	$871	$2,246
2010	479	7	486	189
2011	694	36	730	151
2012	2,333	26	2,359	157
2013	3,304	36	3,340	239
2014	261	3	264	36
Total	$7,889	$161	$8,050	$3,018
Origination FICO
<620	$10	$1	$11	$1
620 – 679	94	13	107	19
680 – 739	1,361	32	1,393	571
>740	6,424	115	6,539	2,427
Total	$7,889	$161	$8,050	$3,018
Updated FICO
<620	$54	$5	$59	$38
620 – 679	188	8	196	111
680 – 739	1,017	27	1,044	447
>740	6,630	121	6,751	2,422
Total	$7,889	$161	$8,050	$3,018
Origination LTV
<70%	$5,352	$111	$5,463	$2,017
>70% – <90%	2,521	45	2,566	977
>90% – <100%	16	5	21	24
Total	$7,889	$161	$8,050	$3,018

		Weighted		Percent of Loans
		Average	Utilization	that are on
March 31, 2014	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$6,742	776	N/A	0.06%
>70% – <90%	1,140	765	N/A	0.28%
>90% – <100%	77	739	N/A	2.53%
>100%	91	728	N/A	11.43%
Total	$8,050	774	N/A	0.24%
Home equity lines of credit:
Estimated Current LTV
<70%	$2,146	774	36%	0.06%
>70% – <90%	651	764	47%	0.28%
>90% – <100%	116	754	59%	0.47%
>100%	105	743	61%	2.23%
Total	$3,018	770	39%	0.20%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
December 31, 2013	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2010	$859	$55	$914	$2,304
2010	503	7	510	191
2011	733	38	771	155
2012	2,403	26	2,429	162
2013	3,347	35	3,382	229
Total	$7,845	$161	$8,006	$3,041
Origination FICO
<620	$10	$1	$11	$-
620 – 679	96	14	110	20
680 – 739	1,352	32	1,384	576
>740	6,387	114	6,501	2,445
Total	$7,845	$161	$8,006	$3,041
Updated FICO
<620	$50	$5	$55	$42
620 – 679	209	10	219	106
680 – 739	1,012	29	1,041	453
>740	6,574	117	6,691	2,440
Total	$7,845	$161	$8,006	$3,041
Origination LTV
<70%	$5,306	$110	$5,416	$2,040
>70% – <90%	2,523	45	2,568	977
>90% – <100%	16	6	22	24
Total	$7,845	$161	$8,006	$3,041

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2013	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$6,649	775	N/A	0.05%
>70% – <90%	1,181	763	N/A	0.34%
>90% – <100%	86	732	N/A	4.77%
>100%	90	730	N/A	10.50%
Total	$8,006	772	N/A	0.26%
Home equity lines of credit:
Estimated Current LTV
<70%	$2,127	773	36%	0.13%
>70% – <90%	664	762	48%	0.22%
>90% – <100%	127	752	59%	1.22%
>100%	123	743	63%	1.34%
Total	$3,041	769	39%	0.24%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At March 31, 2014, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at March 31, 2014. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit, and has been contesting all charges. By order dated October 24, 2011, the court granted Schwab’s motion to dismiss the complaint with prejudice. The NYAG appealed, and in a decision issued August 29, 2013, the Appellate Division reinstated two of the NYAG’s four causes of action. A petition by the NYAG for reconsideration of part of the Appellate Division’s decision was denied, and the NYAG has now filed notice with the trial court of its intention to proceed on the remaining two causes of action.

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

Other Regulatory Matters:  A subsidiary of optionsXpress Holdings, Inc. (optionsXpress) and an individual employee are respondents in a pending regulatory matter which predates the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc., a securities broker-dealer and wholly-owned subsidiary of optionsXpress, was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Following trial, in a decision issued June 7, 2013, the judge held that optionsXpress, Inc. violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered the firm to pay disgorgement and penalties. The Company continues to dispute the allegations and is appealing the decision.  The Company has a contingent liability associated with this matter, which was not material at March 31, 2014.

6.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in these methodologies during the quarter ended March 31, 2014. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2014, or the year ended December 31, 2013. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2014 or December 31, 2013.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,037	$-	$-	$1,037
Commercial paper	-	14	-	14
Total cash equivalents	1,037	14	-	1,051
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	-	3,493	-	3,493
U.S. Government securities	-	925	-	925
Total investments segregated and on deposit for regulatory
purposes	-	4,418	-	4,418
Other securities owned:
Schwab Funds® money market funds	208	-	-	208
Equity and bond mutual funds	200	-	-	200
State and municipal debt obligations	-	33	-	33
Equity, U.S. Government and corporate debt, and other
securities	1	14	-	15
Total other securities owned	409	47	-	456
Securities available for sale:
U.S. agency mortgage-backed securities	-	18,534	-	18,534
Asset-backed securities	-	16,725	-	16,725
Corporate debt securities	-	9,087	-	9,087
U.S. agency notes	-	4,410	-	4,410
Certificates of deposit	-	3,426	-	3,426
Non-agency residential mortgage-backed securities	-	578	-	578
Non-agency commercial mortgage-backed securities	-	320	-	320
Other securities	-	-	-	-
Total securities available for sale	-	53,080	-	53,080
Total	$1,446	$57,559	$-	$59,005

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

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in these methodologies or assumptions during the quarter ended March 31, 2014.  The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
March 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$6,122	$-	$6,122	$-	$6,122
Cash and investments segregated and
on deposit for regulatory purposes	16,127	-	16,127	-	16,127
Receivables from brokers, dealers, and
clearing organizations	482	-	482	-	482
Receivables from brokerage clients – net	14,566	-	14,566	-	14,566
Securities held to maturity:
U.S. agency mortgage-backed securities	31,066	-	30,658	-	30,658
Non-agency commercial mortgage-backed
securities	957	-	911	-	911
Other securities	100	-	100	-	100
Total securities held to maturity	32,123	-	31,669	-	31,669
Loans to banking clients: (1)
Residential real estate mortgages	8,050	-	7,900	-	7,900
Home equity lines of credit	3,018	-	3,180	-	3,180
Personal loans secured by securities	1,536	-	1,536	-	1,536
Other	35	-	34	-	34
Total loans to banking clients	12,639	-	12,650	-	12,650
Other assets	71	-	71	-	71
Total	$82,130	$-	$81,687	$-	$81,687
Liabilities:
Deposits from banking clients	$95,591	$-	$95,591	$-	$95,591
Payables to brokers, dealers, and clearing
organizations	1,918	-	1,918	-	1,918
Payables to brokerage clients	32,308	-	32,308	-	32,308
Accrued expenses and other liabilities	607	-	607	-	607
Long-term debt	1,902	-	1,995	-	1,995
Total	$132,326	$-	$132,419	$-	$132,419

(1)	The carrying value of loans to banking clients excludes the allowance for loan losses of $48 million at March 31, 2014.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$6,565	$-	$6,565	$-	$6,565
Cash and investments segregated and
on deposit for regulatory purposes	18,273	-	18,273	-	18,273
Receivables from brokers, dealers, and
clearing organizations	509	-	509	-	509
Receivables from brokerage clients – net	13,949	-	13,949	-	13,949
Securities held to maturity:
U.S. agency mortgage-backed securities	29,260	-	28,500	-	28,500
Non-agency commercial mortgage-backed
securities	958	-	890	-	890
Other securities	100	-	100	-	100
Total securities held to maturity	30,318	-	29,490	-	29,490
Loans to banking clients: (1)
Residential real estate mortgages	8,006	-	7,930	-	7,930
Home equity lines of credit	3,041	-	3,043	-	3,043
Personal loans secured by securities	1,384	-	1,384	-	1,384
Other	36	-	35	-	35
Total loans to banking clients	12,467	-	12,392	-	12,392
Other assets	64	-	64	-	64
Total	$82,145	$-	$81,242	$-	$81,242
Liabilities:
Deposits from banking clients	$92,972	$-	$92,972	$-	$92,972
Payables to brokers, dealers, and clearing
organizations	1,467	-	1,467	-	1,467
Payables to brokerage clients	35,333	-	35,333	-	35,333
Accrued expenses and other liabilities	680	-	680	-	680
Long-term debt	1,903	-	1,989	-	1,989
Total	$132,355	$-	$132,441	$-	$132,441

(1)	The carrying value of loans to banking clients excludes the allowance for loan losses of $48 million at December 31, 2013.

Securities lending: Payables from brokers, dealers, and clearing organizations include securities loaned. The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.4 billion at March 31, 2014 and $1.1 billion at December 31, 2013.  The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients, which are included in receivables from brokers, dealers, and clearing organizations. The fair value of these borrowed securities was $142 million at March 31, 2014 and $276 million at December 31, 2013. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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

7.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended March 31,		2014			2013
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$159	$(59)	$100	$(3)	$2	$(1)
Reclassification of impairment charges
included in net impairment losses
on securities	-	-	-	4	(2)	2
Other reclassifications included in
other revenue	(1)	-	(1)	-	-	-
Change in net unrealized gain on
securities available for sale	158	(59)	99	1	-	1
Other	-	-	-	1	-	1
Other comprehensive income	$158	$(59)	$99	$2	$-	$2

Accumulated other comprehensive income balances are as follows:

	Net unrealized		Total
	gain on securities		accumulated other
	available for sale	Other	comprehensive income
Balance at December 31, 2012	$299	$(1)	$298
Other net changes	1	1	2
Balance at March 31, 2013	$300	$-	$300
Balance at December 31, 2013	$9	$-	$9
Other net changes	99	-	99
Balance at March 31, 2014	$108	$-	$108

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

	Three Months Ended
	March 31,
	2014	2013
Net income	$326	$206
Preferred stock dividends	(8)	(8)
Net income available to common stockholders	$318	$198
Weighted-average common shares outstanding — basic	1,299	1,279
Common stock equivalent shares related to stock incentive plans	12	3
Weighted-average common shares outstanding — diluted (1)	1,311	1,282
Basic EPS	$.24	$.15
Diluted EPS	$.24	$.15

(1)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 17 million and 45 million shares for the first quarters of 2014 and 2013, respectively.

9.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (OCC). CSC is currently not subject to specific statutory capital requirements, however, CSC is required to serve as a source of strength for Schwab Bank. CSC will be subject to new capital requirements set by the Federal Reserve that will be phased in beginning January 1, 2015.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions, by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At March 31, 2014, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at March 31, 2014 are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$7,026	20.1%	$2,094	6.0%	$1,396	4.0%
Total Risk-Based Capital	$7,074	20.3%	$3,490	10.0%	$2,792	8.0%
Tier 1 Leverage	$7,026	6.8%	$5,157	5.0%	$4,126	4.0%
Tangible Equity	$7,026	6.8%	N/A		$2,063	2.0%

N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2014, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since March 31, 2014, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at March 31, 2014 are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,548	10%	$0.250	$305	$1,243	$786
optionsXpress, Inc.	$112	32%	$1	$7	$105	$94

10.Segment Information

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended March 31,	2014	2013	2014	2013	2014	2013	2014	2013
Net Revenues:
Asset management and administration fees	$428	$387	$183	$165	$-	$-	$611	$552
Net interest revenue	495	413	58	56	-	-	553	469
Trading revenue	171	149	76	74	-	-	247	223
Other	51	42	17	14	-	-	68	56
Provision for loan losses	(1)	(5)	-	(1)	-	-	(1)	(6)
Net impairment losses on securities	-	(4)	-	-	-	-	-	(4)
Total net revenues	1,144	982	334	308	-	-	1,478	1,290
Expenses Excluding Interest	738	751	218	208	-	-	956	959
Income before taxes on income	$406	$231	$116	$100	$-	$-	$522	$331
Taxes on income							196	125
Net Income							$326	$206

11.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2014, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that earnings per common share (EPS), net revenue growth, pre-tax profit margin, and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns within the context of a given operating environment. Expenses excluding interest as a percentage of average client assets is considered by management to be another measure of operating efficiency. Results for the first quarters of 2014 and 2013 are:

	Three Months Ended
	March 31,		Percent
	2014	2013	Change
Client Activity Metrics:
Net new client assets (1) (in billions)	$34.2	$43.4	(21)%
Client assets (2) (in billions, at quarter end)	$2,308.0	$2,084.9	11%
New brokerage accounts (3) (in thousands)	258	244	6%
Active brokerage accounts (4) (in thousands, at quarter end)	9,178	8,865	4%
Company Financial Metrics:
Net revenues	$1,478	$1,290	15%
Expenses excluding interest	956	959	-
Income before taxes on income	522	331	58%
Taxes on income	196	125	57%
Net income	$326	$206	58%
Preferred stock dividends	$8	$8	-
Net income available to common stockholders	$318	$198	61%
Earnings per common share – diluted	$.24	$.15	60%
Net revenue growth from prior year	15%	8%
Pre-tax profit margin	35.3%	25.7%
Return on average common stockholders’
equity (annualized) (5)	13%	9%
Expenses excluding interest as a percentage of
average client assets (annualized)	0.17%	0.19%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric, along with core net new assets, depicts how well the Company’s products and services appeal to new and existing clients in a given operating environment. Core net new assets is defined as net new client assets before significant one-time flows. There were no significant one-time flows during the first quarters of 2014 and 2013.

(2)

Client assets is the market value of all client assets custodied at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource® funds) directly impact asset management and administration fees.

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

The Company continued to operate in an environment that contained mixed market drivers of performance during the first quarter of 2014. The Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 29%, 19%, and 13% from the first quarter of 2013, respectively. Short-term interest rates continued to be constrained as the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

federal funds target rate remained unchanged at a range of zero to 0.25% and the average three-month Treasury Bill yield decreased by 4 basis points to 0.04% compared to the first quarter of 2013. In addition, long-term interest rates increased compared to the first quarter of 2013, including the average 10-year Treasury yield, which increased by 83 basis points to 2.76%.

The Company continued to strengthen its earnings power during the first quarter of 2014. Core net new assets, defined as net new client assets before significant one-time flows, were the same as net new client assets in the first quarter of 2014. Net new client assets of  $34.2 billion were up 7% from core net new assets sequentially, and decreased 21% from the first quarter of 2013 due to lower mutual fund clearing inflows. Total client assets ended the first quarter of 2014 at $2.31 trillion, up 11% from the first quarter of 2013.  The Company also added 258,000 new brokerage accounts to its client base during the first quarter of 2014, up 6%, and active brokerage accounts were 9.2 million, up 4% on a year-over-year basis.

In addition to growth in its client base, higher levels of client trading activity, balances in fee-based products and services, and cash held at the Company as part of investing relationships all contributed to the Company achieving increases in all three major revenue lines in the first quarter of 2014 compared to the first quarter of 2013.  Overall, net revenues increased by 15% in the first quarter of 2014 compared to the first quarter of 2013, primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets combined with the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to increases in advice solutions fees and other asset management and administration fees. Trading revenue increased primarily due to higher daily average revenue trades.

Expenses excluding interest remained relatively flat in the first quarter of 2014 compared to the first quarter of 2013, primarily due to decreases in advertising and market development and compensation and benefits, partially offset by increases in professional services and other expense. Compensation and benefits expense decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to a decrease in incentive compensation relating to the transition to a new payout schedule for field incentive plans in the first quarter of 2013 and equity incentive plan changes to vesting for retirement-eligible employees in the first quarter of 2013. Advertising and market development expense decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to production costs incurred in the first quarter of 2013 relating to the development of the Company’s advertising and branding initiative, Own your tomorrow™, and lower spending on customer promotions.

As a result of the Company’s strong key client activity metrics, the Company achieved a pre-tax profit margin of 35.3% in the first quarter of 2014. Overall, net income increased by 58% in the first quarter of 2014 compared to the first quarter of 2013. The return on average common stockholders’ equity was 13% in the first quarter of 2014.

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

In July 2013, the U.S. banking agencies issued regulatory capital rules that implemented Basel III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) (Final Regulatory Capital Rules), which are applicable to savings and loan holding companies, such as CSC, and federal savings banks, such as Schwab Bank. The rules will be phased in beginning on January 1, 2015. The Company does not expect the Final Regulatory Capital Rules to have a material impact on the Company’s business, financial condition, and results of operations.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

On October 24, 2013, the Board of Governors of the Federal Reserve System (Federal Reserve), in collaboration with the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation, issued a joint notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standard established by Basel III. The LCR would apply to all internationally active banking organizations. The Federal Reserve also proposed a modified LCR standard, which would apply to the Company. Under the modified LCR, a depository institution holding company would be required to maintain high-quality liquid assets in an amount related to its total net cash outflows over a prospective period. The proposed transition period for the rule would begin on January 1, 2015, and institutions would be required to be fully compliant by January 1, 2017. This proposed rule was open for comment until January 31, 2014 and the impact to Schwab cannot be assessed until the final rule is released.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of individual non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012 and July 24, 2012, the court denied defendants’ motions to dismiss the claims with respect to all but 3 of the 51 securities, and discovery is proceeding. A trial date for claims relating to an initial group of these securities is set for July 2015.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the first quarter of 2014 compared to the first quarter of 2013.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue, all of which increased in the first quarter of 2014 compared to the first quarter of 2013.

Three Months Ended March 31,		2014		2013
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	4%	$239		$230
Fee waivers	19%	(185)		(155)
Schwab money market funds after fee waivers	(28)%	54	4%	75	6%
Equity and bond funds	29%	45	3%	35	3%
Mutual Fund OneSource®	11%	204	14%	184	14%
Total mutual funds	3%	303	21%	294	23%
Advice solutions	22%	199	13%	163	13%
Other	15%	109	7%	95	7%
Asset management and administration fees	11%	611	41%	552	43%
Net interest revenue
Interest revenue	16%	579	39%	497	38%
Interest expense	(7)%	(26)	(2)%	(28)	(2)%
Net interest revenue	18%	553	37%	469	36%
Trading revenue
Commissions	11%	234	16%	211	16%
Principal transactions	8%	13	1%	12	1%
Trading revenue	11%	247	17%	223	17%
Other	21%	68	5%	56	4%
Provision for loan losses	(83)%	(1)	-	(6)	-
Net impairment losses on securities	(100)%	-	-	(4)	-
Total net revenues	15%	$1,478	100%	$1,290	100%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased by $59 million, or 11%, in the first quarter of 2014 compared to the first quarter of 2013, due to increases in mutual fund service fees, advice solutions fees and other asset management and administration fees.

Mutual fund service fees increased by $9 million, or 3%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets.

Advice solutions fees increased by $36 million, or 22%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to growth in client assets enrolled in advisory offers, including Schwab Private Client™, Windhaven®, and ThomasPartners®.

Other asset management and administration fees increased by $14 million, or 15%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in third-party mutual fund service fees as a result of an increase in client asset balances invested in other third-party mutual funds.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The majority of the Company’s interest-earning assets and interest-bearing liabilities are sensitive to changes in short-term interest rates. The Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall, from current levels. When interest rates fall, the Company may attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock in asset yields, and by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. To a lesser degree, the Company is sensitive to changes in long-term interest rates through some of its investment portfolios. To mitigate the related risk, the Company may alter the types of investments purchased. For discussion of the impact of current market conditions on net interest revenue, see “Current Market and Regulatory Environment and Other Developments.”

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Non-interest-bearing funding sources include non-interest-bearing brokerage client cash balances, stockholders’ equity, and proceeds from stock-lending activities. Revenue from stock-lending activities is included in other interest revenue.

Schwab Bank maintains available for sale and held to maturity investment portfolios for liquidity as well as to earn interest by investing funds from deposits that are in excess of loans to banking clients and liquidity requirements. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans, HELOCs, and personal loans secured by securities. These loans are largely funded by interest-bearing deposits from banking clients.

In clearing their clients’ trades, Charles Schwab & Co., Inc. (Schwab) and optionsXpress, Inc., a securities broker-dealer and wholly-owned subsidiary of optionsXpress Holdings, Inc. (optionsXpress), hold cash balances payable to clients. In most cases, Schwab and optionsXpress, Inc. pay their clients interest on cash balances awaiting investment, and in turn invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made to clients on a secured basis to purchase securities. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2014			2013
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$6,701	$4	0.24%	$7,907	$5	0.26%
Cash and investments segregated	21,619	6	0.11%	27,590	12	0.18%
Broker-related receivables (1)	294	-	0.35%	361	-	0.13%
Receivables from brokerage clients	13,158	116	3.58%	11,342	106	3.79%
Securities available for sale (2)	51,971	140	1.09%	46,908	138	1.19%
Securities held to maturity	30,846	199	2.62%	21,063	131	2.52%
Loans to banking clients	12,546	87	2.81%	11,091	80	2.93%
Total interest-earning assets	137,135	552	1.63%	126,262	472	1.52%
Other interest revenue		27			25
Total interest-earning assets	$137,135	$579	1.71%	$126,262	$497	1.60%
Funding sources:
Deposits from banking clients	$93,776	$7	0.03%	$80,341	$10	0.05%
Payables to brokerage clients	27,210	1	0.01%	32,096	1	0.01%
Long-term debt	1,902	18	3.84%	1,632	17	4.22%
Total interest-bearing liabilities	122,888	26	0.09%	114,069	28	0.10%
Non-interest-bearing funding sources	14,247			12,193
Total funding sources	$137,135	$26	0.07%	$126,262	$28	0.09%
Net interest revenue		$553	1.64%		$469	1.51%

(1)	Interest revenue was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher balances of interest-earning assets, including securities held to maturity and securities available for sale, combined with the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. The growth in the average balance of deposits from banking clients funded the increase in the balances of securities held to maturity and securities available for sale.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue increased by $24 million, or 11%, in the first quarter of 2014 compared to the first quarter of 2013, due to higher daily average revenue trades. Daily average revenue trades increased in the first quarter of 2014, primarily due to a higher volume of equity, future, and option trades. Average revenue per revenue trade decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to lower revenue per trade for futures and options.

	Three Months Ended
	March 31,		Percent
	2014	2013	Change
Daily average revenue trades (1) (in thousands)	337.3	298.7	13%
Clients’ daily average trades (2) (in thousands)	553.6	498.9	11%
Number of trading days	61.0	60.0	2%
Average revenue per revenue trade	$12.03	$12.34	(3)%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and exchange-traded funds (ETFs), and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Other Revenue

Other revenue includes revenue from order flow,  software fees from the Company’s portfolio management services, exchange processing fees, realized gains or losses on sales of securities available for sale, and other service fees. Other revenue increased by $12 million, or 21%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in revenue from order flow.

Expenses Excluding Interest

As shown in the table below, expenses excluding interest remained relatively flat in the first quarter of 2014 compared to the first quarter of 2013. Decreases in advertising and market development and compensation and benefits were offset by increases in professional services and other expense.

	Three Months Ended
	March 31,		Percent
	2014	2013	Change
Compensation and benefits	$528	$536	(1)%
Professional services	106	99	7%
Occupancy and equipment	80	77	4%
Advertising and market development	63	74	(15)%
Communications	56	54	4%
Depreciation and amortization	48	51	(6)%
Other	75	68	10%
Total expenses excluding interest	$956	$959	-
Expenses as a percentage of total net revenues:
Total expenses excluding interest	65%	74%
Advertising and market development	4%	6%

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonuses, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonuses are based on the Company’s overall performance as measured by EPS, and therefore will fluctuate with this measure. Stock-based compensation primarily includes employee and board of director stock options, restricted stock units, and restricted stock awards.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense remained relatively flat in the first quarter of 2014 compared to the first quarter of 2013. A decrease in incentive compensation was offset by an increase in salaries and wages. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended
	March 31,		Percent
	2014	2013	Change
Salaries and wages	$295	$284	4%
Incentive compensation	147	163	(10)%
Employee benefits and other	86	89	(3)%
Total compensation and benefits expense	$528	$536	(1)%
Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	20%	22%
Incentive compensation	10%	13%
Employee benefits and other	6%	7%
Total compensation and benefits expense	36%	42%
Full-time equivalent employees (1) (in thousands)
At quarter end	14.0	14.0	-
Average	14.0	14.0	-

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to annual salary increases.

Incentive compensation decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the transition to a new payout schedule for field incentive plans in the first quarter of 2013 and equity incentive plan changes to vesting for retirement-eligible employees in the first quarter of 2013.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in fees paid to outsourced service providers and consultants, and higher spending on technology services and enhancements.

Advertising and market development expense decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to production costs incurred in the first quarter of 2013 relating to the development of the Company’s advertising and branding initiative, Own your tomorrow™, and lower spending on customer promotions.

Other expense increased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in regulatory assessments.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.5% and 37.8% for the first quarters of 2014 and 2013, respectively. The slight decrease was primarily due to a lower effective state income tax rate in the first quarter of 2014.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended March 31,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	11%	$428	$387	11%	$183	$165
Net interest revenue	20%	495	413	4%	58	56
Trading revenue	15%	171	149	3%	76	74
Other	21%	51	42	21%	17	14
Provision for loan losses	(80)%	(1)	(5)	(100)%	-	(1)
Net impairment losses on securities	(100)%	-	(4)	-	-	-
Total net revenues	16%	1,144	982	8%	334	308
Expenses Excluding Interest	(2)%	738	751	5%	218	208
Income before taxes on income	76%	$406	$231	16%	$116	$100

	Unallocated			Total
	Percent			Percent
Three Months Ended March 31,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	-	$-	$-	11%	$611	$552
Net interest revenue	-	-	-	18%	553	469
Trading revenue	-	-	-	11%	247	223
Other	-	-	-	21%	68	56
Provision for loan losses	-	-	-	(83)%	(1)	(6)
Net impairment losses on securities	-	-	-	(100)%	-	(4)
Total net revenues	-	-	-	15%	1,478	1,290
Expenses Excluding Interest	-	-	-	-	956	959
Income before taxes on income	-	$-	$-	58%	$522	$331
Taxes on income				57%	196	125
Net Income				58%	$326	$206

Investor Services

Net revenues increased by $162 million, or 16%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increases in net interest revenue, asset management and administration fees, trading revenue, and other revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets combined with the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to increases in advice solutions fees and mutual fund service fees. Advice solutions fees increased primarily due to growth in client assets enrolled in advisory offers. Mutual fund service fees increased primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Trading revenue increased primarily due to higher daily average revenue trades. Other revenue increased primarily due to an increase in revenue from order flow.

Expenses excluding interest decreased by $13 million, or 2%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to decreases in compensation and benefits and advertising and market development expenses, partially offset by an increase in other expense.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Net revenues increased by $26 million, or 8%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increases in asset management and administration fees and other revenue. Asset management and administration fees increased due to increases in advice solutions fees, mutual fund service fees, and other asset management and administration fees. Advice solutions fees increased due to growth in client assets enrolled in advisory offers. Mutual fund service fees increased primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Other asset management and administration fees increased primarily due to an increase in third-party mutual fund service fees as a result of an increase in client asset balances invested in other third-party mutual funds. Other revenue increased primarily due to an increase in revenue from order flow.

Expenses excluding interest increased by $10 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increases in compensation and benefits and professional services expenses.

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

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. At March 31, 2014, CSC’s Tier 1 Leverage Ratio was 6.6%, Tier 1 Capital Ratio was 17.1%, and Total Capital Ratio was 17.2%. Beginning in 2015, CSC will be subject to new capital requirements set by the Federal Reserve.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following are details of CSC’s long-term debt:

	Par				Standard
March 31, 2014	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,581	2015 – 2022	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at March 31, 2014. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2014. This facility was unused during the first quarter of 2014. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At March 31, 2014, the minimum level of stockholders’ equity required under this facility was $7.3 billion (CSC’s stockholders’ equity at March 31, 2014 was $10.8 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $647 million of the $942 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 2014.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which is scheduled to expire in December 2014. There were no funds drawn under this facility at March 31, 2014.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $30.2 billion and $33.2 billion at March 31, 2014 and December 31, 2013, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2014, Schwab’s net capital was $1.5 billion (10% of aggregate debit balances), which was $1.2 billion in excess of its minimum required net capital and $786 million in excess of 5% of aggregate debit balances.

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

Most of Schwab’s assets are readily convertible to cash, consisting primarily of short-term investment-grade, interest-earning investments (the majority of which are segregated for the exclusive benefit of clients pursuant to regulatory requirements), receivables from brokerage clients, and receivables from brokers, dealers, and clearing organizations. Client margin loans are demand loan obligations secured by readily marketable securities. Receivables from and payables to brokers, dealers, and clearing organizations primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $87 million at March 31, 2014 is being reduced by a portion of the lease payments over the remaining lease term of 11 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $942 million at March 31, 2014. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. These lines were not used by Schwab during the first quarter of 2014.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at March 31, 2014. There were no funds drawn under any of these LOCs during the first quarter of 2014. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2016. The amount outstanding under this facility at March 31, 2014 was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. The amount outstanding under this facility at March 31, 2014 was $125 million.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at March 31, 2014 were $95.6 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At March 31, 2014, these balances totaled $74.5 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions, by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Beginning in 2015, Schwab Bank will be subject to new capital requirements set by the OCC. Based on its regulatory capital ratios at March 31, 2014, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$7,026	20.1%	$2,094	6.0%	$1,396	4.0%
Total Risk-Based Capital	$7,074	20.3%	$3,490	10.0%	$2,792	8.0%
Tier 1 Leverage	$7,026	6.8%	$5,157	5.0%	$4,126	4.0%
Tangible Equity	$7,026	6.8%	N/A		$2,063	2.0%

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At March 31, 2014, $2.6 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2014.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At March 31, 2014, $7.0 billion was available under this facility. There were no funds drawn under this facility during the first quarter of 2014.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.1 billion at both March 31, 2014 and December 31, 2013. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc. is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2014, optionsXpress, Inc.’s net capital was $112 million (32% of aggregate debit balances), which was $105 million in excess of its minimum required net capital and $94 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At March 31, 2014, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at March 31, 2014. There were no funds drawn under this LOC during the first quarter of 2014.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at March 31, 2014.

optionsXpress has a term loan with CSC, of which $31 million was outstanding at March 31, 2014, and it matures in December 2017.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on optimizing the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2014 was $12.7 billion, up $433 million, or 4%, from December 31, 2013.

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

Long-term Debt

At both March 31, 2014, and December 31, 2013, the Company had long-term debt of $1.9 billion, or 15% of total financial capital. At March 31, 2014, the Company had long term debt that bears interest at a weighted-average rate of 3.60%. The Company repaid $2 million of long-term debt in the first quarter of 2014.

Capital Expenditures

The Company’s capital expenditures were $67 million and $46 million in the first quarters of 2014 and 2013, respectively. Capital expenditures in the first quarter of 2014 were primarily for buildings, developing internal-use software, and software and equipment relating to the Company’s information technology systems. Capital expenditures for the first quarter of 2013 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, and land. Capitalized costs for developing internal-use software were $18 million and $17 million in the first quarters of 2014 and 2013, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, management anticipated that 2014 capital expenditures would be approximately 20% higher than 2013. However, during the current quarter management revised the Company’s estimated full-year 2014 capital expenditures to approximately 50% higher than 2013 levels primarily due to the decision to acquire additional facilities to support future growth and expansion.

Dividends

CSC paid common stock cash dividends of $79 million ($0.06 per share) and $77 million ($0.06 per share) in the first quarters of 2014 and 2013, respectively.

CSC paid Series A Preferred Stock cash dividends of $14 million ($35.00 per share) in both the first quarters of 2014 and 2013. CSC paid Series B Preferred Stock cash dividends of $7 million ($15.00 per share) in both the first quarters of 2014 and 2013.

Share Repurchases

There were no repurchases of CSC’s common stock in the first quarters of 2014 and 2013. As of March 31, 2014, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not  subject to expiration.

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements” in the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies.”

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

For a discussion on risks that the Company faces and the Company’s process of risk identification and assessment, risk measurement, risk monitoring and reporting and risk mitigation, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Credit Risk Exposures

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $8.1 billion and HELOCs of $3.0 billion at March 31, 2014.

The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. In January 2014, the Company revised its First Mortgage underwriting criteria in conformance with the Consumer Financial Protection Bureau’s new guidance on Qualified Mortgage lending and a borrower’s ability to repay. Revisions were made to requirements affecting debt to income ratio, loan to value ratio, and liquid asset holdings. These revised underwriting criteria are not expected to have a material impact on the credit quality of the Company’s First Mortgage or HELOC portfolios. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2014, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At March 31, 2014, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At March 31, 2014,  22% of HELOCs ($672 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 769 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At March 31, 2014, the weighted-average estimated current LTV ratios were 52% and 58% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At March 31, 2014, the weighted-average updated FICO scores were 774 and 770 for the First Mortgage and HELOC portfolios, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At March 31, 2014, $2.3 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at March 31, 2014, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	March 31,	December 31,
	2014	2013
Loan delinquencies (1)	0.44%	0.48%
Nonaccrual loans	0.32%	0.39%
Allowance for loan losses	0.38%	0.39%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $53.1 billion and $31.7 billion at March 31, 2014, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, and certificates of deposit. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At March 31, 2014, all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher). Although the Company has recognized net impairment losses on certain non-agency residential mortgage-backed securities in prior quarters, at March 31, 2014, the amortized cost of all non-agency residential mortgage-backed securities represented less than 1% of the securities available for sale and securities held to maturity portfolios.

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $51.0 billion at March 31, 2014. Of these, $49.2 billion were issued by U.S. agencies and $1.8 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $9.2 billion at March 31,  2014, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s loans to banking clients include $7.3 billion of adjustable rate first lien residential real estate mortgage loans at March 31, 2014. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 40% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

current market rates. At March 31, 2014,  46% of the residential real estate mortgages and 51% of the HELOC balances were secured by properties which are located in California.

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

March 31, 2014	Balance
Converted to amortizing loan by period end	$184
Within 1 year	221
> 1 year – 3 years	477
> 3 years – 5 years	1,203
> 5 years	933
Total	$3,018

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $12.0 billion at March 31, 2014.

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of March 31, 2014.

	Fair Value as of March 31, 2014
								United
	France	Germany	Italy	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$400	$-	$-	$-	$-	$-	$-	$200	$600
Cash and investments
segregated and on deposit
for regulatory purposes	-	400	-	-	-	-	-	-	400
Securities available for sale	356	150	200	236	75	1,298	650	846	3,811
Securities held to maturity	-	-	-	-	-	-	100	-	100
Total fair value	$756	$550	$200	$236	$75	$1,298	$750	$1,046	$4,911
Total amortized cost	$755	$550	$200	$235	$75	$1,295	$750	$1,045	$4,905
Maturities:
Overnight	$400	$400	$-	$-	$-	$-	$-	$200	$1,000
1 day – < 6 months	-	-	-	100	-	100	-	159	359
6 months – < 1 year	200	150	100	-	-	526	100	152	1,228
1 year – 2 years	70	-	100	101	-	201	500	485	1,457
> 2 years	86	-	-	35	75	471	150	50	867
Total fair value	$756	$550	$200	$236	$75	$1,298	$750	$1,046	$4,911

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

At March 31, 2014, the Company had $208 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these critical accounting estimates during the first quarter of 2014.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity,” “Current Market and Regulatory Environment and Other Developments,” and “Results of Operations – Net Interest Revenue”);

•

the expected impact of the final regulatory capital rules, which implemented Basel III and relevant provisions of the Dodd-Frank Act, and the Federal Reserve notice of proposed rulemaking regarding quantitative liquidity requirements (see “Current Market and Regulatory Environment and Other Developments”);

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies”);

•

the impact of legal proceedings and regulatory matters (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies – Legal contingencies” and “Part II – Other Information – Item 1 – Legal Proceedings”);

•	target capital and debt ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Regulatory Requirements” and “Liquidity and Capital Resources”);
•

sources of liquidity, capital, and level of dividends (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Regulatory Requirements” and “Liquidity and Capital Resources”);

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources – Capital Expenditures”); and
•	the impact of the revised underwriting criteria on the credit quality of the Company’s mortgage portfolio (see “Risk Management – Credit Risk Exposures”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	adverse developments in litigation or regulatory matters;
•	amounts recovered on insurance policies;
•	the extent of any charges associated with litigation and regulatory matters;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	the level of brokerage client cash balances and deposits from banking clients;
•	the availability and terms of external financing;
•	capital needs and management;
•	the level of field sales volume and related incentive compensation;
•	level of expenses;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees;
•	acquisition integration costs;
•	the timing and impact of changes in the Company’s level of investments in buildings, land, and leasehold improvements;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations; and
•	the extent to which past performance of the Company’s mortgage portfolio is indicative of future performance.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and “Part II – Other Information – Item 1A – Risk Factors.”

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include residential real estate loans and mortgage-backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients and the rates charged on margin loans and loans to banking clients, and controls the composition of its investment securities, it has some ability to manage its net interest spread, depending on competitive factors and market conditions.

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

THE CHARLES SCHWAB CORPORATION

net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first quarter of 2014 or year-ending December 31, 2013.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
Increase of 100 basis points	10.2%	11.0%
Decrease of 100 basis points	(4.4)%	(4.5)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first quarter of 2014 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first quarter of 2014, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2014:

			Total Number	Approximate
			of Shares Purchased	Dollar Value of
	Total Number		as Part of Publicly	Shares that May
	of Shares	Average	Announced	Yet be Purchased
	Purchased	Price Paid	Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
January:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	5	$25.84	N/A	N/A
February:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	9	$24.98	N/A	N/A
March:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	219	$25.99	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	233	$25.95	N/A	N/A

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

(2)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 7, 2014	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer