Form 10-Q
period 2014-06-30
SCHWAB CHARLES CORP
filed 2014-08-07
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended June 30, 2014

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

1,303,355,243 shares of $.01 par value Common Stock

Outstanding on July 25, 2014

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

Index

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Revenues
Asset management and administration fees	$632	$572	$1,243	$1,124
Interest revenue	588	499	1,167	996
Interest expense	(26)	(26)	(52)	(54)
Net interest revenue	562	473	1,115	942
Trading revenue	212	235	459	458
Other	65	59	133	115
Provision for loan losses	7	1	6	(5)
Net impairment losses on securities (1)	-	(3)	-	(7)
Total net revenues	1,478	1,337	2,956	2,627
Expenses Excluding Interest
Compensation and benefits	520	494	1,048	1,030
Professional services	112	106	218	205
Occupancy and equipment	80	77	160	154
Advertising and market development	65	67	128	141
Communications	57	56	113	110
Depreciation and amortization	48	51	96	102
Other	75	74	150	142
Total expenses excluding interest	957	925	1,913	1,884
Income before taxes on income	521	412	1,043	743
Taxes on income	197	156	393	281
Net Income	324	256	650	462
Preferred stock dividends	22	23	30	31
Net Income Available to Common Stockholders	$302	$233	$620	$431
Weighted-Average Common Shares Outstanding — Diluted	1,313	1,288	1,312	1,285
Earnings Per Common Share — Basic	$.23	$.18	$.47	$.33
Earnings Per Common Share — Diluted	$.23	$.18	$.47	$.33

(1)

There were no net impairment losses on securities for the three or six months ended June 30, 2014. Net impairment losses on securities include total other-than-temporary impairment losses of $2 million recognized in other comprehensive income, net of $(1) million reclassified from other comprehensive income, for the three months ended June 30, 2013. Net impairment losses on securities include total other-than-temporary impairment losses of $2 million recognized in other comprehensive income, net of $(5) million reclassified from other comprehensive income, for the six months ended June 30, 2013.

See Notes to Condensed Consolidated Financial Statements.

-  1  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$324	$256	$650	$462
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	126	(477)	285	(480)
Reclassification of impairment charges included in net
impairment losses on securities	-	3	-	7
Other reclassifications included in other revenue	(1)	(3)	(2)	(3)
Other	-	-	-	1
Other comprehensive income (loss), before tax	125	(477)	283	(475)
Income tax effect	(47)	180	(106)	180
Other comprehensive income (loss), net of tax	78	(297)	177	(295)
Comprehensive Income (Loss)	$402	$(41)	$827	$167

See Notes to Condensed Consolidated Financial Statements.

-  2  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$6,832	$7,728
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $10,440 at June 30, 2014 and $14,016
at December 31, 2013)	19,093	23,553
Receivables from brokers, dealers, and clearing organizations	522	509
Receivables from brokerage clients — net	14,670	13,951
Other securities owned — at fair value	583	517
Securities available for sale	53,203	51,618
Securities held to maturity (fair value — $32,647 at June 30, 2014 and
$29,490 at December 31, 2013)	32,495	30,318
Loans to banking clients — net	12,869	12,419
Equipment, office facilities, and property — net	883	790
Goodwill	1,227	1,227
Intangible assets — net	244	266
Other assets	780	746
Total assets	$143,401	$143,642
Liabilities and Stockholders’ Equity
Deposits from banking clients	$95,688	$92,972
Payables to brokers, dealers, and clearing organizations	1,725	1,467
Payables to brokerage clients	31,484	35,333
Accrued expenses and other liabilities	1,433	1,586
Long-term debt	1,901	1,903
Total liabilities	132,231	133,261
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation
preference of $885	871	869
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,012	3,951
Retained earnings	9,715	9,253
Treasury stock, at cost — 185,261,252 shares at June 30, 2014 and
190,657,263 shares at December 31, 2013	(3,629)	(3,716)
Accumulated other comprehensive income	186	9
Total stockholders’ equity	11,170	10,381
Total liabilities and stockholders’ equity	$143,401	$143,642

See Notes to Condensed Consolidated Financial Statements.

-  3  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$650	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(6)	5
Net impairment losses on securities	-	7
Stock-based compensation	54	59
Depreciation and amortization	96	102
Premium amortization, net, on securities available for sale and securities held to maturity	58	92
Other	7	20
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	4,460	1,458
Receivables from brokers, dealers, and clearing organizations	(9)	(62)
Receivables from brokerage clients	(722)	631
Other securities owned	(66)	148
Other assets	(47)	16
Payables to brokers, dealers, and clearing organizations	95	662
Payables to brokerage clients	(3,849)	(3,478)
Accrued expenses and other liabilities	(220)	42
Net cash provided by operating activities	501	164
Cash Flows from Investing Activities
Purchases of securities available for sale	(6,493)	(12,587)
Proceeds from sales of securities available for sale	2,045	3,004
Principal payments on securities available for sale	3,194	7,017
Purchases of securities held to maturity	(3,255)	(9,914)
Principal payments on securities held to maturity	1,132	2,413
Net increase in loans to banking clients	(460)	(976)
Purchase of equipment, office facilities, and property	(165)	(111)
Other investing activities	(8)	2
Net cash used for investing activities	(4,010)	(11,152)
Cash Flows from Financing Activities
Net change in deposits from banking clients	2,716	4,968
Repayment of commercial paper	-	(300)
Repayment of long-term debt	(4)	(3)
Dividends paid	(186)	(184)
Proceeds from stock options exercised and other	81	81
Other financing activities	6	(3)
Net cash provided by financing activities	2,613	4,559
Decrease in Cash and Cash Equivalents	(896)	(6,429)
Cash and Cash Equivalents at Beginning of Period	7,728	12,663
Cash and Cash Equivalents at End of Period	$6,832	$6,234
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$51	$51
Income taxes	$403	$277
Non-cash investing activity:
Securities purchased during the period but settled after period end	$163	$420

See Notes to Condensed Consolidated Financial Statements.

-  4  -

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

The Company’s significant accounting policies are included in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to these accounting policies during the first half of 2014.

2.New Accounting Standards

New Accounting Standards Not Yet Adopted

In January 2014, the Financial Accounting Standards Board (FASB) issued new guidance for creditors of consumer mortgage loans, which is effective January 1, 2015. The guidance clarifies when physical possession of a property underlying a consumer mortgage loan transfers to the creditor, and therefore when a loan receivable should be derecognized and the real estate property underlying the loan should be recognized. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, earnings per common share (EPS), or cash flows.

In May 2014, the FASB issued new guidance on revenue recognition, which is effective January 1, 2017. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts both the likelihood of payment and the timing of the related transfer of goods or performance of services. The Company is currently evaluating the impact of this new guidance on its financial position, results of operations, EPS, and cash flows.

-  5  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$17,934	$225	$26	$18,133
Asset-backed securities	17,524	96	3	17,617
Corporate debt securities	9,203	62	3	9,262
U.S. agency notes	4,240	-	56	4,184
Certificates of deposit	3,124	3	-	3,127
Non-agency residential mortgage-backed securities	570	15	25	560
Non-agency commercial mortgage-backed securities	311	9	-	320
Total securities available for sale	$52,906	$410	$113	$53,203
Securities held to maturity:
U.S. agency mortgage-backed securities	$31,393	$454	$284	$31,563
Non-agency commercial mortgage-backed securities	1,002	7	25	984
Other securities	100	-	-	100
Total securities held to maturity	$32,495	$461	$309	$32,647

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,554	$140	$49	$18,645
Asset-backed securities	15,201	42	37	15,206
Corporate debt securities	8,973	49	15	9,007
U.S. agency notes	4,239	1	104	4,136
Certificates of deposit	3,650	4	2	3,652
Non-agency residential mortgage-backed securities	616	11	34	593
Non-agency commercial mortgage-backed securities	271	8	-	279
Other securities	100	-	-	100
Total securities available for sale	$51,604	$255	$241	$51,618
Securities held to maturity:
U.S. agency mortgage-backed securities	$29,260	$161	$921	$28,500
Non-agency commercial mortgage-backed securities	958	-	68	890
Other securities	100	-	-	100
Total securities held to maturity	$30,318	$161	$989	$29,490

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $133 million at June 30, 2014.

-  6  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S agency mortgage-backed securities	$4,266	$22	$577	$4	$4,843	$26
Asset-backed securities	457	1	853	2	1,310	3
Corporate debt securities	-	-	618	3	618	3
U.S. agency notes	-	-	3,684	56	3,684	56
Non-agency residential mortgage-backed
securities	33	1	331	24	364	25
Total	$4,756	$24	$6,063	$89	$10,819	$113
Securities held to maturity:
U.S. agency mortgage-backed securities	$415	$1	$12,125	$283	$12,540	$284
Non-agency commercial mortgage-backed
securities	-	-	680	25	680	25
Total	$415	$1	$12,805	$308	$13,220	$309
Total securities with unrealized losses (1)	$5,171	$25	$18,868	$397	$24,039	$422

(1)	The number of investment positions with unrealized losses totaled 218 for securities available for sale and 115 for securities held to maturity.

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$5,044	$47	$93	$2	$5,137	$49
Asset-backed securities	6,391	33	591	4	6,982	37
Corporate debt securities	1,802	14	499	1	2,301	15
U.S. agency notes	3,636	104	-	-	3,636	104
Certificates of deposit	-	-	299	2	299	2
Non-agency residential mortgage-backed
securities	89	2	374	32	463	34
Total	$16,962	$200	$1,856	$41	$18,818	$241
Securities held to maturity:
U.S. agency mortgage-backed securities	$19,175	$698	$2,345	$223	$21,520	$921
Non-agency commercial mortgage-backed
securities	630	43	260	25	890	68
Total	$19,805	$741	$2,605	$248	$22,410	$989
Total securities with unrealized losses (1)	$36,767	$941	$4,461	$289	$41,228	$1,230

(1)	The number of investment positions with unrealized losses totaled 273 for securities available for sale and 193 for securities held to maturity.

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

-  7  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

recovery of the unrealized losses on these securities. The Company may recognize an impairment charge equal to the securities’ expected credit losses based on the Company’s cash flow projections for these securities. The expected credit losses are measured as the difference between the present value of expected cash flows and the amortized cost of the securities. There were no impairment charges recognized during the second quarter or first half of 2014. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of impairment losses.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in or reclassified from other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$169	$163	$169	$159
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was not previously recognized	-	1	-	1
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was previously recognized	-	2	-	6
Balance at end of period	$169	$166	$169	$166

The maturities of securities available for sale and securities held to maturity at June 30, 2014 are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$1,183	$3,964	$12,986	$18,133
Asset-backed securities	-	1,491	4,732	11,394	17,617
Corporate debt securities	1,163	8,049	50	-	9,262
U.S. agency notes	-	4,184	-	-	4,184
Certificates of deposit	1,527	1,600	-	-	3,127
Non-agency residential mortgage-backed
securities (1)	-	3	-	557	560
Non-agency commercial mortgage-backed
securities (1)	-	-	-	320	320
Total fair value	$2,690	$16,510	$8,746	$25,257	$53,203
Total amortized cost	$2,682	$16,502	$8,633	$25,089	$52,906
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$613	$14,053	$16,897	$31,563
Non-agency commercial mortgage-backed
securities (1)	-	-	354	630	984
Other securities	100	-	-	-	100
Total fair value	$100	$613	$14,407	$17,527	$32,647
Total amortized cost	$100	$600	$14,379	$17,416	$32,495

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

-  8  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Proceeds and gross realized gains from sales of securities available for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Proceeds	$760	$3,004	$2,045	$3,004
Gross realized gains	$1	$3	$2	$3

4.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	June 30,	December 31,
	2014	2013
Residential real estate mortgages	$8,055	$8,006
Home equity lines of credit	3,017	3,041
Personal loans secured by securities	1,804	1,384
Other	34	36
Total loans to banking clients (1)	12,910	12,467
Allowance for loan losses	(41)	(48)
Total loans to banking clients – net	$12,869	$12,419

(1)	All loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $6.0 billion and $5.7 billion at June 30, 2014 and December 31, 2013, respectively. All of the personal loans were fully collateralized by securities with fair values in excess of borrowings at June 30, 2014 and December 31, 2013.

Changes in the allowance for loan losses were as follows:

Three Months Ended	June 30, 2014			June 30, 2013
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$33	$15	$48	$40	$19	$59
Charge-offs	-	(1)	(1)	(1)	(1)	(2)
Recoveries	1	-	1	-	1	1
Provision for loan losses	(6)	(1)	(7)	1	(2)	(1)
Balance at end of period	$28	$13	$41	$40	$17	$57

Six Months Ended	June 30, 2014			June 30, 2013
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$34	$14	$48	$36	$20	$56
Charge-offs	(1)	(2)	(3)	(3)	(3)	(6)
Recoveries	1	1	2	1	1	2
Provision for loan losses	(6)	-	(6)	6	(1)	5
Balance at end of period	$28	$13	$41	$40	$17	$57

-  9  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Included in the loan portfolio are nonaccrual loans totaling $37 million and $48 million at June 30, 2014 and December 31, 2013, respectively. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2014 or December 31, 2013. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $44 million and $53 million at June 30, 2014 and December 31, 2013, respectively. Troubled debt restructurings were not material at June 30, 2014 or December 31, 2013.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. Schwab Bank purchased First Mortgages of $332 million and $928 million during the second quarters of 2014 and 2013, respectively, and $618 million and $2.2 billion during the first halves of 2014 and 2013, respectively. Schwab Bank purchased HELOCs with commitments of $175 million and $221 million during the second quarters of 2014 and 2013, respectively, and $347 million and $439 million during the first halves of 2014 and 2013, respectively. The First Mortgages purchased under the Program are included in the First mortgages loan class in the tables below.

The delinquency analysis by loan class is as follows:

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
June 30, 2014	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$7,856	$10	$3	$23	$36	$7,892
Purchased first mortgages	157	1	-	5	6	163
Home equity lines of credit	3,003	4	1	9	14	3,017
Personal loans secured by securities	1,803	1	-	-	1	1,804
Other	34	-	-	-	-	34
Total loans to banking clients	$12,853	$16	$4	$37	$57	$12,910

				>90 days past
		30-59 days	60-89 days	due and other	Total	Total
December 31, 2013	Current	past due	past due	nonaccrual loans	past due	loans
Residential real estate mortgages:
First mortgages	$7,808	$3	$4	$30	$37	$7,845
Purchased first mortgages	154	1	-	6	7	161
Home equity lines of credit	3,025	2	2	12	16	3,041
Personal loans secured by securities	1,384	-	-	-	-	1,384
Other	36	-	-	-	-	36
Total loans to banking clients	$12,407	$6	$6	$48	$60	$12,467

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), loan-to-value (LTV) ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in June 2014. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

-  10  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
June 30, 2014	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2010	$774	$51	$825	$2,196
2010	427	7	434	182
2011	635	35	670	149
2012	2,256	26	2,282	153
2013	3,215	35	3,250	253
2014	585	9	594	84
Total	$7,892	$163	$8,055	$3,017
Origination FICO
<620	$10	$1	$11	$-
620 – 679	90	12	102	19
680 – 739	1,338	32	1,370	564
>740	6,454	118	6,572	2,434
Total	$7,892	$163	$8,055	$3,017
Updated FICO
<620	$50	$5	$55	$39
620 – 679	183	7	190	104
680 – 739	1,063	27	1,090	456
>740	6,596	124	6,720	2,418
Total	$7,892	$163	$8,055	$3,017
Origination LTV
<70%	$5,362	$113	$5,475	$2,019
>70% – <90%	2,516	44	2,560	975
>90% – <100%	14	6	20	23
Total	$7,892	$163	$8,055	$3,017

		Weighted		Percent of Loans
		Average	Utilization	that are on
June 30, 2014	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$6,771	775	N/A	0.06%
>70% – <90%	1,130	765	N/A	0.37%
>90% – <100%	74	738	N/A	2.21%
>100%	80	734	N/A	8.08%
Total	$8,055	773	N/A	0.21%
Home equity lines of credit:
Estimated Current LTV
<70%	$2,154	773	36%	0.08%
>70% – <90%	652	763	47%	0.25%
>90% – <100%	110	753	57%	0.91%
>100%	101	746	60%	1.22%
Total	$3,017	769	39%	0.19%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

-  11  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
December 31, 2013	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2010	$859	$55	$914	$2,304
2010	503	7	510	191
2011	733	38	771	155
2012	2,403	26	2,429	162
2013	3,347	35	3,382	229
Total	$7,845	$161	$8,006	$3,041
Origination FICO
<620	$10	$1	$11	$-
620 – 679	96	14	110	20
680 – 739	1,352	32	1,384	576
>740	6,387	114	6,501	2,445
Total	$7,845	$161	$8,006	$3,041
Updated FICO
<620	$50	$5	$55	$42
620 – 679	209	10	219	106
680 – 739	1,012	29	1,041	453
>740	6,574	117	6,691	2,440
Total	$7,845	$161	$8,006	$3,041
Origination LTV
<70%	$5,306	$110	$5,416	$2,040
>70% – <90%	2,523	45	2,568	977
>90% – <100%	16	6	22	24
Total	$7,845	$161	$8,006	$3,041

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2013	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$6,649	775	N/A	0.05%
>70% – <90%	1,181	763	N/A	0.34%
>90% – <100%	86	732	N/A	4.77%
>100%	90	730	N/A	10.50%
Total	$8,006	772	N/A	0.26%
Home equity lines of credit:
Estimated Current LTV
<70%	$2,127	773	36%	0.13%
>70% – <90%	664	762	48%	0.22%
>90% – <100%	127	752	59%	1.22%
>100%	123	743	63%	1.34%
Total	$3,041	769	39%	0.24%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

-  12  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At June 30, 2014, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at June 30, 2014. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit, and has been contesting all charges. By order dated October 24, 2011, the court granted Schwab’s motion to dismiss the complaint with prejudice. The NYAG appealed, and in a decision issued August 29, 2013, the Appellate Division reinstated two of the NYAG’s four causes of action. A petition by the NYAG for reconsideration of part of the Appellate Division’s decision was subsequently denied. On June 10, 2014, Schwab filed a motion for summary judgment of the NYAG’s remaining two causes of action.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™ (Northstar lawsuit). The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy,

-  13  -

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

Other Regulatory Matters:  A subsidiary of optionsXpress Holdings, Inc. (optionsXpress) and an individual employee are respondents in a pending regulatory matter which predates the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc., a securities broker-dealer and wholly-owned subsidiary of optionsXpress, was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Following trial, in a decision issued June 7, 2013, the judge held that optionsXpress, Inc. violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered the firm to pay disgorgement and penalties. The Company continues to dispute the allegations and is appealing the decision.  The Company has a contingent liability associated with this matter, which was not material at June 30, 2014.

6.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in these methodologies during the quarter ended June 30, 2014. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the quarter ended June 30, 2014, or the year ended December 31, 2013. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2014 or December 31, 2013.

-  14  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,422	$-	$-	$1,422
Commercial paper	-	41	-	41
Total cash equivalents	1,422	41	-	1,463
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	3,825	-	3,825
U.S. Government securities	-	322	-	322
Total investments segregated and on deposit for
regulatory purposes	-	4,147	-	4,147
Other securities owned:
Schwab Funds® money market funds	297	-	-	297
Equity and bond mutual funds	219	-	-	219
State and municipal debt obligations	-	35	-	35
Equity, U.S. Government and corporate debt, and
other securities	1	31	-	32
Total other securities owned	517	66	-	583
Securities available for sale:
U.S. agency mortgage-backed securities	-	18,133	-	18,133
Asset-backed securities	-	17,617	-	17,617
Corporate debt securities	-	9,262	-	9,262
U.S. agency notes	-	4,184	-	4,184
Certificates of deposit	-	3,127	-	3,127
Non-agency residential mortgage-backed securities	-	560	-	560
Non-agency commercial mortgage-backed securities	-	320	-	320
Total securities available for sale	-	53,203	-	53,203
Total	$1,939	$57,457	$-	$59,396

-  15  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,141	$-	$-	$1,141
Commercial paper	-	22	-	22
Total cash equivalents	1,141	22	-	1,163
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	2,737	-	2,737
U.S. Government securities	-	2,539	-	2,539
Total investments segregated and on deposit for
regulatory purposes	-	5,276	-	5,276
Other securities owned:
Schwab Funds® money market funds	261	-	-	261
Equity and bond mutual funds	208	-	-	208
State and municipal debt obligations	-	32	-	32
Equity, U.S. Government and corporate debt, and
other securities	1	15	-	16
Total other securities owned	470	47	-	517
Securities available for sale:
U.S. agency mortgage-backed securities	-	18,645	-	18,645
Asset-backed securities	-	15,206	-	15,206
Corporate debt securities	-	9,007	-	9,007
U.S. agency notes	-	4,136	-	4,136
Certificates of deposit	-	3,652	-	3,652
Non-agency residential mortgage-backed securities	-	593	-	593
Non-agency commercial mortgage-backed securities	-	279	-	279
Other securities	-	100	-	100
Total securities available for sale	-	51,618	-	51,618
Total	$1,611	$56,963	$-	$58,574

-  16  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in these methodologies or assumptions during the quarter ended June 30, 2014.  The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
June 30, 2014	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$5,369	$-	$5,369	$-	$5,369
Cash and investments segregated and
on deposit for regulatory purposes	14,943	-	14,943	-	14,943
Receivables from brokers, dealers, and
clearing organizations	522	-	522	-	522
Receivables from brokerage clients – net	14,664	-	14,664	-	14,664
Securities held to maturity:
U.S. agency mortgage-backed securities	31,393	-	31,563	-	31,563
Non-agency commercial mortgage-backed
securities	1,002	-	984	-	984
Other securities	100	-	100	-	100
Total securities held to maturity	32,495	-	32,647	-	32,647
Loans to banking clients: (1)
Residential real estate mortgages	8,055	-	8,047	-	8,047
Home equity lines of credit	3,017	-	3,048	-	3,048
Personal loans secured by securities	1,804	-	1,804	-	1,804
Other	34	-	34	-	34
Total loans to banking clients	12,910	-	12,933	-	12,933
Other assets	72	-	72	-	72
Total	$80,975	$-	$81,150	$-	$81,150
Liabilities:
Deposits from banking clients	$95,688	$-	$95,688	$-	$95,688
Payables to brokers, dealers, and clearing
organizations	1,725	-	1,725	-	1,725
Payables to brokerage clients	31,484	-	31,484	-	31,484
Accrued expenses and other liabilities	519	-	519	-	519
Long-term debt	1,901	-	2,016	-	2,016
Total	$131,317	$-	$131,432	$-	$131,432

(1)	The carrying value of loans to banking clients excludes the allowance for loan losses of $41 million at June 30, 2014.

-  17  -

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

Securities lending: Payables to brokers, dealers, and clearing organizations include securities loaned. The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.2 billion at June 30, 2014 and $1.1 billion at December 31, 2013.  The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients, which are included in receivables from brokers, dealers, and clearing organizations. The fair value of these borrowed securities was $192 million at June 30, 2014 and $276 million at December 31, 2013. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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

-  18  -

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

7.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Three Months Ended June 30,		2014			2013
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$126	$(47)	$79	$(477)	$179	$(298)
Reclassification of impairment charges
included in net impairment losses
on securities	-	-	-	3	-	3
Other reclassifications included in
other revenue	(1)	-	(1)	(3)	1	(2)
Change in net unrealized gain on
securities available for sale	125	(47)	78	(477)	180	(297)
Other comprehensive income (loss)	$125	$(47)	$78	$(477)	$180	$(297)

Six Months Ended June 30,		2014			2013
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$285	$(106)	$179	$(480)	$181	$(299)
Reclassification of impairment charges
included in net impairment losses
on securities	-	-	-	7	(2)	5
Other reclassifications included in
other revenue	(2)	-	(2)	(3)	1	(2)
Change in net unrealized gain on
securities available for sale	283	(106)	177	(476)	180	(296)
Other	-	-	-	1	-	1
Other comprehensive income (loss)	$283	$(106)	$177	$(475)	$180	$(295)

Accumulated other comprehensive income balances are as follows:

	Net unrealized		Total
	gain on securities		accumulated other
	available for sale	Other	comprehensive income
Balance at December 31, 2012	$299	$(1)	$298
Other net changes	(296)	1	(295)
Balance at June 30, 2013	$3	$-	$3
Balance at December 31, 2013	$9	$-	$9
Other net changes	177	-	177
Balance at June 30, 2014	$186	$-	$186

-  19  -

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$324	$256	$650	$462
Preferred stock dividends	(22)	(23)	(30)	(31)
Net income available to common stockholders	$302	$233	$620	$431
Weighted-average common shares outstanding — basic	1,302	1,282	1,301	1,280
Common stock equivalent shares related to stock incentive plans	11	6	11	5
Weighted-average common shares outstanding — diluted (1)	1,313	1,288	1,312	1,285
Basic EPS	$.23	$.18	$.47	$.33
Diluted EPS	$.23	$.18	$.47	$.33

(1)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 16 million and 28 million shares for the second quarters of 2014 and 2013, respectively, and 17 million and 32 million shares for the first halves of 2014 and 2013, respectively.

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

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions, by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At June 30, 2014, CSC and Schwab Bank met the capital level requirements.

-  20  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at June 30, 2014 are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$7,261	20.5%	$2,125	6.0%	$1,417	4.0%
Total Risk-Based Capital	$7,303	20.6%	$3,542	10.0%	$2,834	8.0%
Tier 1 Leverage	$7,261	7.0%	$5,169	5.0%	$4,136	4.0%
Tangible Equity	$7,261	7.0%	N/A		$2,068	2.0%

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2014, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since June 30, 2014, that management believes have changed Schwab Bank’s capital category.

CSC’s principal U.S. broker-dealers are Schwab and optionsXpress, Inc. Schwab and optionsXpress, Inc. are both subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab and optionsXpress, Inc. compute net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement ($250,000), which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at June 30, 2014 are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,617	10%	$0.250	$316	$1,301	$828
optionsXpress, Inc.	$112	37%	$1	$6	$106	$97

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

-  21  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended June 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net Revenues:
Asset management and administration fees	$441	$402	$191	$170	$-	$-	$632	$572
Net interest revenue	504	418	58	55	-	-	562	473
Trading revenue	145	160	67	75	-	-	212	235
Other	47	43	18	16	-	-	65	59
Provision for loan losses	6	1	1	-	-	-	7	1
Net impairment losses on securities	-	(3)	-	-	-	-	-	(3)
Total net revenues	1,143	1,021	335	316	-	-	1,478	1,337
Expenses Excluding Interest	734	722	223	203	-	-	957	925
Income before taxes on income	$409	$299	$112	$113	$-	$-	$521	$412
Taxes on income							197	156
Net Income							$324	$256

	Investor Services		Advisor Services		Unallocated		Total
Six Months Ended June 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net Revenues:
Asset management and administration fees	$869	$789	$374	$335	$-	$-	$1,243	$1,124
Net interest revenue	999	831	116	111	-	-	1,115	942
Trading revenue	316	309	143	149	-	-	459	458
Other	98	85	35	30	-	-	133	115
Provision for loan losses	5	(4)	1	(1)	-	-	6	(5)
Net impairment losses on securities	-	(7)	-	-	-	-	-	(7)
Total net revenues	2,287	2,003	669	624	-	-	2,956	2,627
Expenses Excluding Interest	1,472	1,473	441	411	-	-	1,913	1,884
Income before taxes on income	$815	$530	$228	$213	$-	$-	$1,043	$743
Taxes on income							393	281
Net Income							$650	$462

11.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to June 30, 2014, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

-  22  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that earnings per common share (EPS), net revenue growth, pre-tax profit margin, and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns within the context of a given operating environment. Expenses excluding interest as a percentage of average client assets is considered by management to be another measure of operating efficiency. Results for the second quarters and first halves of 2014 and 2013 are:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2014	2013	Change	2014	2013	Change
Client Activity Metrics:
Net new client assets (1) (in billions)	$22.7	$(21.7)	N/M	$56.9	$21.7	162%
Client assets (2) (in billions, at quarter end)	$2,401.9	$2,050.9	17%
New brokerage accounts (3) (in thousands)	242	243	-	500	487	3%
Active brokerage accounts (4) (in thousands,
at quarter end)	9,252	8,962	3%
Company Financial Metrics:
Net revenues	$1,478	$1,337	11%	$2,956	$2,627	13%
Expenses excluding interest	957	925	3%	1,913	1,884	2%
Income before taxes on income	521	412	26%	1,043	743	40%
Taxes on income	197	156	26%	393	281	40%
Net income	$324	$256	27%	$650	$462	41%
Preferred stock dividends	$22	$23	(4)%	$30	$31	(3)%
Net income available to common stockholders	$302	$233	30%	$620	$431	44%
Earnings per common share – diluted	$.23	$.18	28%	$.47	$.33	42%
Net revenue growth from prior year	11%	4%		13%	6%
Pre-tax profit margin	35.3%	30.8%		35.3%	28.3%
Return on average common stockholders’
equity (annualized) (5)	12%	10%		13%	10%
Expenses excluding interest as a percentage
of average client assets (annualized)	0.16%	0.18%		0.16%	0.19%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric, along with core net new assets, depicts how well the Company’s products and services appeal to new and existing clients in a given operating environment. Core net new assets, defined as net new client assets before significant one-time flows, is a useful metric when comparing period-to-period client asset flows. There were no significant one-time flows during the second quarter and first half of 2014 and core net new assets totaled $22.6 billion and $66.0 billion in the second quarter and first half of 2013, respectively. See below for items excluded from core net new assets.

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

(4)	Active brokerage accounts include accounts with balances or activity within the preceding eight months. This metric is an indicator of the Company’s success in both attracting and retaining clients.
(5)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

-  23  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following one-time flows were excluded from core net new assets.

•	Second quarter and first half of 2013 include outflows of $44.3 billion relating to the planned transfer of a mutual fund clearing services client.

The Company continued to operate in an environment that contained mixed market drivers of performance during the second quarter of 2014. The Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 30%, 22%, and 13% from the second quarter of 2013, respectively. In addition, long-term interest rates, including the average 10-year Treasury yield, increased compared to the second quarter of 2013. Meanwhile, short-term interest rates continued to be constrained as the federal funds target rate remained unchanged at a range of zero to 0.25% and the average three-month Treasury Bill yield decreased by 2 basis points to 0.02% compared to the second quarter of 2013.

The Company’s full-service investing model continued to attract clients during the second quarter of 2014. Net new client assets of  $22.7 billion in the second quarter of 2014 were comparable to core net new assets in the second quarter of 2013. Total client assets ended the second quarter of 2014 at $2.40 trillion, up 17% from the second quarter of 2013. The Company added 242,000 new brokerage accounts to its client base during the second quarter of 2014, which was relatively flat compared to the second quarter of 2013. Active brokerage accounts ended the second quarter of 2014 at 9.3 million, up 3% on a year-over-year basis.

For the second quarter of 2014, cash held at the Company as part of investing relationships, the Company’s growth in its client base, and higher balances in fee-based products and services all contributed to the Company achieving an 11% increase in net revenues compared to the second quarter of 2013.  Net revenues increased primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to growth in client assets enrolled in advisory offers and client assets invested in Mutual Fund OneSource funds and equity and bond funds, and due to other asset management and administration fee revenue. Trading revenue decreased primarily due to lower daily average revenue trades.

For the first half of 2014, net revenues increased by 13% compared to the first half of 2013 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to growth in client assets enrolled in advisory offers and client assets invested in Mutual Fund OneSource funds and equity and bond funds, and due to other asset management and administration fee revenue.

Expenses excluding interest increased 3% and 2% in the second quarter and first half of 2014 compared to the same periods in 2013, respectively, primarily due to increases in compensation and benefits, professional services, and other expense, partially offset by a decrease in advertising and market development expense.

As a result of the Company’s strong key client activity metrics and expense discipline, the Company achieved a pre-tax profit margin of 35.3% in both the second quarter and first half of 2014. Overall, net income increased by 27%  and 41% in the second quarter and first half of 2014 compared to the same periods in 2013, respectively. The return on average common stockholders’ equity was 12% and 13% in the second quarter and first half of 2014, respectively.

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

-  24  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

or decline from their current levels, and therefore below the stated management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

In July 2013, the U.S. banking agencies issued regulatory capital rules that implemented Basel III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) (Final Regulatory Capital Rules), which are applicable to savings and loan holding companies, such as CSC, and federal savings banks, such as Charles Schwab Bank (Schwab Bank). The rules will be phased in beginning on January 1, 2015. The Company does not expect the Final Regulatory Capital Rules to have a material impact on the Company’s business, financial condition, and results of operations.

On October 24, 2013, the Board of Governors of the Federal Reserve System (Federal Reserve), in collaboration with the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation, issued a joint notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standard established by Basel III. The LCR would apply to all internationally active banking organizations. The Federal Reserve also proposed a modified LCR standard, which would apply to the Company. Under the modified LCR, a depository institution holding company would be required to maintain high-quality liquid assets in an amount related to its total net cash outflows over a prospective period. The proposed transition period for the rule could begin as early as 2015. The impact of this proposed rule to Schwab cannot be assessed until the final rule is released.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of individual non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012 and July 24, 2012, the court denied defendants’ motions to dismiss the claims and discovery is proceeding. A trial date for claims relating to an initial group of securities and defendants is set for July 2015.

-  25  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2014 compared to the same periods in 2013.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in the second quarter of 2014 compared to the same period in 2013. Asset management and administration fees and net interest revenue increased, while trading revenue was relatively flat in the first half of 2014 compared to the first half of 2013.

Three Months Ended June 30,		2014		2013
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	4%	$235		$226
Fee waivers	17%	(183)		(157)
Schwab money market funds after fee waivers	(25)%	52	4%	69	5%
Equity and bond funds	24%	47	3%	38	3%
Mutual Fund OneSource®	10%	211	14%	191	14%
Total mutual funds	4%	310	21%	298	22%
Advice solutions	18%	209	14%	177	13%
Other	16%	113	8%	97	8%
Asset management and administration fees	10%	632	43%	572	43%
Net interest revenue
Interest revenue	18%	588	40%	499	37%
Interest expense	-	(26)	(2)%	(26)	(2)%
Net interest revenue	19%	562	38%	473	35%
Trading revenue
Commissions	(12)%	199	13%	226	17%
Principal transactions	44%	13	1%	9	1%
Trading revenue	(10)%	212	14%	235	18%
Other	10%	65	4%	59	4%
Provision for loan losses	NM	7	1%	1	-
Net impairment losses on securities	(100)%	-	-	(3)	-
Total net revenues	11%	$1,478	100%	$1,337	100%

-  26  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,		2014		2013
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	4%	$474		$456
Fee waivers	18%	(368)		(312)
Schwab money market funds after fee waivers	(26)%	106	4%	144	6%
Equity and bond funds	26%	92	3%	73	3%
Mutual Fund OneSource®	11%	415	14%	375	14%
Total mutual funds	4%	613	21%	592	23%
Advice solutions	20%	408	14%	340	13%
Other	16%	222	7%	192	7%
Asset management and administration fees	11%	1,243	42%	1,124	43%
Net interest revenue
Interest revenue	17%	1,167	40%	996	38%
Interest expense	(4)%	(52)	(2)%	(54)	(2)%
Net interest revenue	18%	1,115	38%	942	36%
Trading revenue
Commissions	(1)%	433	15%	437	16%
Principal transactions	24%	26	1%	21	1%
Trading revenue	-	459	16%	458	17%
Other	16%	133	4%	115	4%
Provision for loan losses	NM	6	-	(5)	-
Net impairment losses on securities	(100)%	-	-	(7)	-
Total net revenues	13%	$2,956	100%	$2,627	100%

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

Asset management and administration fees increased by $60 million, or 10%, and $119 million, or 11%, in the second quarter and first half of 2014 compared to the same periods in 2013, due to increases in revenue from mutual fund services, advice solutions, and other asset management and administration services.

Mutual fund service fees increased by $12 million, or4%, and $21 million, or 4%, in the second quarter and first half of 2014 compared to the same periods in 2013, primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of continued low yields on fund assets.

-  27  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advice solutions fees increased by $32 million, or 18%, and $68 million, or 20%, in the second quarter and first half of 2014 compared to the same periods in 2013, primarily due to growth in client assets enrolled in advisory offers, including Schwab Private Client™, Windhaven®, and ThomasPartners®.

Other asset management and administration fees increased by $16 million, or 16%, and $30 million, or 16%, in the second quarter and first half of 2014 compared to the same periods in 2013, primarily due to an increase in third-party mutual fund service fees as a result of an increase in client asset balances invested in other third-party mutual funds.

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

-  28  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended June 30,	2014			2013
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$6,001	$3	0.20%	$6,148	$3	0.20%
Cash and investments segregated	19,614	6	0.12%	26,438	9	0.14%
Broker-related receivables (1)	312	-	-	398	-	0.12%
Receivables from brokerage clients	13,634	120	3.53%	11,571	106	3.67%
Securities available for sale (2)	52,564	138	1.05%	48,611	137	1.13%
Securities held to maturity	32,043	206	2.58%	22,857	133	2.33%
Loans to banking clients	12,775	88	2.76%	11,603	79	2.73%
Total interest-earning assets	136,943	561	1.64%	127,626	467	1.47%
Other interest revenue		27			32
Total interest-earning assets	$136,943	$588	1.72%	$127,626	$499	1.57%
Funding sources:
Deposits from banking clients	$94,938	$8	0.03%	$82,260	$7	0.03%
Payables to brokerage clients (1)	26,352	-	0.01%	31,164	-	0.01%
Long-term debt	1,901	18	3.80%	1,630	17	4.18%
Total interest-bearing liabilities	123,191	26	0.08%	115,054	24	0.08%
Non-interest-bearing funding sources	13,752			12,572
Other interest expense (1)		-			2
Total funding sources	$136,943	$26	0.07%	$127,626	$26	0.08%
Net interest revenue		$562	1.65%		$473	1.49%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

-  29  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2014			2013
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$6,349	$7	0.22%	$7,023	$8	0.23%
Cash and investments segregated	20,611	12	0.12%	27,011	21	0.16%
Broker-related receivables (1)	303	-	0.15%	379	-	0.13%
Receivables from brokerage clients	13,397	236	3.55%	11,457	212	3.73%
Securities available for sale (2)	52,269	278	1.07%	47,764	275	1.16%
Securities held to maturity	31,448	405	2.60%	21,965	264	2.42%
Loans to banking clients	12,661	175	2.79%	11,348	159	2.83%
Total interest-earning assets	137,038	1,113	1.64%	126,947	939	1.49%
Other interest revenue		54			57
Total interest-earning assets	$137,038	$1,167	1.72%	$126,947	$996	1.58%
Funding sources:
Deposits from banking clients	$94,360	$15	0.03%	$81,306	$17	0.04%
Payables to brokerage clients	26,779	1	0.01%	31,627	1	0.01%
Long-term debt	1,902	36	3.82%	1,631	34	4.20%
Total interest-bearing liabilities	123,041	52	0.09%	114,564	52	0.09%
Non-interest-bearing funding sources	13,997			12,383
Other interest expense (1)		-			2
Total funding sources	$137,038	$52	0.08%	$126,947	$54	0.08%
Net interest revenue		$1,115	1.64%		$942	1.50%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the second quarter and first half of 2014 compared to the same periods in 2013, primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. The growth in the average balance of deposits from banking clients funded the increase in the balances of securities held to maturity and securities available for sale.

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

-  30  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $23 million, or 10%, in the second quarter of 2014 compared to the second quarter of 2013, due to lower daily average revenue trades. Trading revenue remained relatively flat in the first half of 2014 compared to the first half of 2013. Daily average revenue trades decreased in the second quarter of 2014 primarily due to a lower volume of equity, mutual fund, future, and option trades. Daily average revenue trades were relatively flat in the first half of 2014 primarily due to a higher volume of equity, future, and option trades, offset by a lower volume of mutual fund trades. Average revenue per revenue trade remained relatively flat in the second quarter and first half of 2014 compared to the same periods in 2013.

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2014	2013	Change	2014	2013	Change
Daily average revenue trades (1) (in thousands)	274	302	(9)%	305	300	2%
Clients’ daily average trades (2) (in thousands)	483	497	(3)%	518	498	4%
Number of trading days	63.0	64.0	(2)%	124.0	124.0	-
Average revenue per revenue trade	$12.26	$12.19	1%	$12.13	$12.26	(1)%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and exchange-traded funds (ETFs), and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Other Revenue

Other revenue includes payments from order flow, software fees from the Company’s portfolio management services, exchange processing fees, realized gains or losses on sales of securities available for sale, and other service fees. Other revenue increased by $6 million, or 10%, and $18 million, or 16%, in the second quarter and first half of 2014 compared to the same periods in 2013, respectively, primarily due to increases in payments from order flow and software fees from the Company’s portfolio management services.

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the second quarter and first half of 2014 compared to the same periods in 2013. Increases in compensation and benefits, professional services, and other expense were partially offset by a decrease in advertising and market development expense.

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2014	2013	Change	2014	2013	Change
Compensation and benefits	$520	$494	5%	$1,048	$1,030	2%
Professional services	112	106	6%	218	205	6%
Occupancy and equipment	80	77	4%	160	154	4%
Advertising and market development	65	67	(3)%	128	141	(9)%
Communications	57	56	2%	113	110	3%
Depreciation and amortization	48	51	(6)%	96	102	(6)%
Other	75	74	1%	150	142	6%
Total expenses excluding interest	$957	$925	3%	$1,913	$1,884	2%
Expenses as a percentage of total net revenues:
Total expenses excluding interest	65%	69%		65%	72%
Advertising and market development	4%	5%		4%	5%

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonuses, and stock-based compensation.

-  31  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonuses are based on the Company’s overall performance as measured by EPS, and therefore fluctuate with this measure. Stock-based compensation primarily includes employee and board of director stock options, restricted stock units, and restricted stock awards.

Compensation and benefits expense increased by $26 million, or 5%, in the second quarter of 2014 compared to the second quarter of 2013 due to increases in salaries and wages and incentive compensation. Compensation and benefits expense was relatively flat in the first half of 2014 compared to the first half of 2013, primarily due to an increase in salaries and wages, offset by a decrease in incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2014	2013	Change	2014	2013	Change
Salaries and wages	$293	$280	5%	$588	$564	4%
Incentive compensation	147	140	5%	294	303	(3)%
Employee benefits and other	80	74	8%	166	163	2%
Total compensation and benefits expense	$520	$494	5%	$1,048	$1,030	2%
Compensation and benefits expense as a
percentage of total net revenues:
Salaries and wages	20%	21%		20%	21%
Incentive compensation	10%	10%		10%	12%
Employee benefits and other	5%	6%		5%	6%
Total compensation and benefits expense	35%	37%		35%	39%
Full-time equivalent employees (1) (in thousands)
At quarter end	14.1	13.9	1%
Average	14.0	13.9	-	14.0	14.0	-

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the second quarter and first half of 2014 compared to the second quarter and first half of 2013, primarily due to annual salary increases.

Incentive compensation increased in the second quarter of 2014 compared to the second quarter of 2013, primarily due to an increase in discretionary bonus costs, partially offset by the impact the new payout schedule for field incentive plans had on 2013 expense. Incentive compensation decreased in the first half of 2014 compared to the first half of 2013 primarily due to the impact the transition to a new payout schedule for field incentive plans had in 2013, partially offset by an increase in discretionary bonus costs.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the second quarter and first half of 2014 compared to the same periods in 2013, primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants.

Advertising and market development expense decreased in the second quarter and first half of 2014 compared to the same periods in 2013, primarily due to production costs incurred in the first half of 2013 relating to the development of the Company’s advertising and branding initiative, Own your tomorrow™. The decrease in advertising and market development expense in the first half of 2014 was also due to lower spending on customer promotions.

Other expense increased in the first half of 2014 compared to the first half of 2013, primarily due to an increase in regulatory assessments.

-  32  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.8% and 37.9% for the second quarters of 2014 and 2013, respectively. The Company’s effective income tax rate on income before taxes was 37.7% and 37.8% for the first half of 2014 and 2013, respectively.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended June 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	10%	$441	$402	12%	$191	$170
Net interest revenue	21%	504	418	5%	58	55
Trading revenue	(9)%	145	160	(11)%	67	75
Other	9%	47	43	13%	18	16
Provision for loan losses	N/M	6	1	-	1	-
Net impairment losses on securities	(100)%	-	(3)	-	-	-
Total net revenues	12%	1,143	1,021	6%	335	316
Expenses Excluding Interest	2%	734	722	10%	223	203
Income before taxes on income	37%	$409	$299	(1)%	$112	$113

	Unallocated			Total
	Percent			Percent
Three Months Ended June 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	-	$-	$-	10%	$632	$572
Net interest revenue	-	-	-	19%	562	473
Trading revenue	-	-	-	(10)%	212	235
Other	-	-	-	10%	65	59
Provision for loan losses	-	-	-	N/M	7	1
Net impairment losses on securities	-	-	-	(100)%	-	(3)
Total net revenues	-	-	-	11%	1,478	1,337
Expenses Excluding Interest	-	-	-	3%	957	925
Income before taxes on income	-	$-	$-	26%	$521	$412
Taxes on income				26%	197	156
Net Income				27%	$324	$256

-  33  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Advisor Services
	Percent			Percent
Six Months Ended June 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	10%	$869	$789	12%	$374	$335
Net interest revenue	20%	999	831	5%	116	111
Trading revenue	2%	316	309	(4)%	143	149
Other	15%	98	85	17%	35	30
Provision for loan losses	N/M	5	(4)	(200)%	1	(1)
Net impairment losses on securities	(100)%	-	(7)	-	-	-
Total net revenues	14%	2,287	2,003	7%	669	624
Expenses Excluding Interest	-	1,472	1,473	7%	441	411
Income before taxes on income	54%	$815	$530	7%	$228	$213

	Unallocated			Total
	Percent			Percent
Six Months Ended June 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	-	$-	$-	11%	$1,243	$1,124
Net interest revenue	-	-	-	18%	1,115	942
Trading revenue	-	-	-	-	459	458
Other	-	-	-	16%	133	115
Provision for loan losses	-	-	-	N/M	6	(5)
Net impairment losses on securities	-	-	-	(100)%	-	(7)
Total net revenues	-	-	-	13%	2,956	2,627
Expenses Excluding Interest	-	-	-	2%	1,913	1,884
Income before taxes on income	-	$-	$-	40%	$1,043	$743
Taxes on income				40%	393	281
Net Income				41%	$650	$462

Investor Services

Net revenues increased by $122 million, or 12%, and $284 million, or 14%, in the second quarter and first half of 2014 compared to the same periods in 2013 primarily due to increases in net interest revenue and asset management and administration fees. The increase in net revenues for the second quarter of 2014 was partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio, and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased due to increases in revenue from mutual fund services, advice solutions, and other asset management and administration services. Mutual fund service fees increased primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Advice solutions fees increased primarily due to growth in client assets enrolled in advisory offers. Other asset management and administration fees increased primarily due to an increase in third-party mutual fund service fees as a result of an increase in client asset balances invested in other third-party mutual funds. Trading revenue decreased primarily due to lower daily average revenue trades.

Expenses excluding interest increased by $12 million, or 2%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to an increase in compensation and benefits expense. Expenses excluding interest remained flat in the first half of 2014 compared to the first half of 2013 primarily due to increases in occupancy and equipment, professional services, and other expense, offset by a decrease in advertising and market development expense.

-  34  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Net revenues increased by $19 million, or 6%, and $45 million, or 7%, in the second quarter and first half of 2014 compared to the same periods in 2013 primarily due to an increase in asset management and administration fees, partially offset by a decrease in trading revenue. Asset management and administration fees increased due to increases in revenue from mutual fund services, advice solutions, and other asset management and administration services. Mutual fund service fees increased primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Advice solutions fees increased primarily due to growth in client assets enrolled in advisory offers. Other asset management and administration fees increased primarily due to an increase in third-party mutual fund service fees as a result of an increase in client asset balances invested in other third-party mutual funds. Trading revenue decreased primarily due to lower daily average revenue trades.

Expenses excluding interest increased by $20 million, or 10%, and $30 million, or 7%, in the second quarter and first half of 2014 compared to the same periods in 2013 primarily due to increases in compensation and benefits and professional services expenses.

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

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. At June 30, 2014, CSC’s Tier 1 Leverage Ratio was 6.8%, Tier 1 Capital Ratio was 17.2%, and Total Capital Ratio was 17.3%. Beginning in 2015, CSC will be subject to new capital requirements set by the Federal Reserve.

-  35  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following are details of CSC’s long-term debt:

	Par				Standard
June 30, 2014	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,581	2015 – 2022	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at June 30, 2014. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2015. This facility replaced a similar facility that expired in June 2014 and was unused during the first half of 2014. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, excluding accumulated other comprehensive income. At June 30, 2014, the minimum level of stockholders’ equity required under this facility was $7.5 billion (CSC’s stockholders’ equity, excluding accumulated other comprehensive income, at June 30, 2014 was $11.0 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $647 million of the $1.0 billion uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first half of 2014.

In addition, Schwab provided CSC with a $1.0 billion credit facility during the first half of 2014,  which was scheduled to expire in December 2014. There were no funds drawn under this facility at June 30, 2014. In July 2014, this credit facility was terminated by Schwab.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $29.6 billion and $33.2 billion at June 30, 2014 and December 31, 2013, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2014, Schwab’s net capital was $1.6 billion (10% of aggregate debit balances), which was $1.3 billion in excess of its minimum required net capital and $828 million in excess of 5% of aggregate debit balances.

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

-  36  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

clearing organizations primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $85 million at June 30, 2014 is being reduced by a portion of the lease payments over the remaining lease term of 10 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $1.0 billion at June 30, 2014. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for 3 days during the first half of 2014, with average daily amounts borrowed of $25 million. There were no borrowings outstanding under these lines at June 30, 2014.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at June 30, 2014. There were no funds drawn under any of these LOCs during the first half of 2014. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2016. The amount outstanding under this facility at June 30, 2014 was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at June 30, 2014.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at June 30, 2014 were $95.7 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At June 30, 2014, these balances totaled $75.3 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions, by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Beginning in 2015, Schwab Bank will be subject to new capital requirements set by the OCC. Based on its regulatory capital ratios at June 30, 2014, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$7,261	20.5%	$2,125	6.0%	$1,417	4.0%
Total Risk-Based Capital	$7,303	20.6%	$3,542	10.0%	$2,834	8.0%
Tier 1 Leverage	$7,261	7.0%	$5,169	5.0%	$4,136	4.0%
Tangible Equity	$7,261	7.0%	N/A		$2,068	2.0%

N/A Not applicable.

-  37  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At June 30, 2014, $2.5 billion was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2014.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At June 30, 2014, $7.3 billion was available under this facility. There were no funds drawn under this facility during the first half of 2014.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.1 billion at both June 30, 2014 and December 31, 2013. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc. is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2014, optionsXpress, Inc.’s net capital was $112 million (37% of aggregate debit balances), which was $106 million in excess of its minimum required net capital and $97 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At June 30, 2014, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at June 30, 2014. There were no funds drawn under this LOC during the first half of 2014.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at June 30, 2014.

optionsXpress has a term loan with CSC, of which $26 million was outstanding at June 30, 2014, and it matures in December 2017.

-  38  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on optimizing the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2014 was $13.1 billion, up $787 million, or 6%, from December 31, 2013.

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

Long-term Debt

At both June 30, 2014, and December 31, 2013, the Company had long-term debt of $1.9 billion, or 15% of total financial capital. At June 30, 2014, the Company had long term debt that bears interest at a weighted-average rate of 3.60%. The Company repaid $4 million of long-term debt in the first half of 2014.

Capital Expenditures

The Company’s capital expenditures were $168 million and $115 million in the first halves of 2014 and 2013, respectively. Capital expenditures in the first half of 2014 were primarily for buildings, developing internal-use software, and software and equipment relating to the Company’s information technology systems. Capital expenditures for the first half of 2013 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, buildings, and land. Capitalized costs for developing internal-use software were $36 million and $37 million in the first halves of 2014 and 2013, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, management anticipated that 2014 capital expenditures would be approximately 20% higher than 2013. However, during the second quarter management revised the Company’s estimated full-year 2014 capital expenditures to approximately 75% higher than 2013 levels primarily due to the decision to acquire additional facilities and land to support future growth and expansion. The Company intends to occupy certain of these facilities beginning in the third quarter of 2014.

Dividends

CSC paid common stock cash dividends of $157 million ($0.12 per share) and $155 million ($0.12 per share) in the first halves of 2014 and 2013, respectively.

CSC paid Series A Preferred Stock cash dividends of $14 million ($35.00 per share) in both the first halves of 2014 and 2013. CSC paid Series B Preferred Stock cash dividends of $15 million ($30 per share) in both the first halves of 2014 and 2013.

Share Repurchases

There were no repurchases of CSC’s common stock in the first halves of 2014 and 2013. As of June 30, 2014, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

-  39  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies.”

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

Credit Risk Exposures

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $8.1 billion and HELOCs of $3.0 billion at June 30, 2014.

The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. In January 2014, the Company revised its First Mortgage underwriting criteria in conformance with the Consumer Financial Protection Bureau’s new guidance on Qualified Mortgage lending and a borrower’s ability to repay. Revisions were made to requirements affecting debt to income ratio, loan to value ratio, and liquid asset holdings. These revised underwriting criteria are not expected to have a material impact on the credit quality of the Company’s First Mortgage or HELOC portfolios. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2014, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At June 30, 2014, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At June 30, 2014,  22% of HELOCs ($665 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 769 and 768 for the First Mortgage and HELOC portfolios, respectively.

-  40  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At June 30, 2014, the weighted-average estimated current LTV ratios were 52% and 58% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At June 30, 2014, the weighted-average updated FICO scores were 773 and 769 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At June 30, 2014, $2.4 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at June 30, 2014, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30,	December 31,
	2014	2013
Loan delinquencies (1)	0.32%	0.48%
Nonaccrual loans	0.29%	0.39%
Allowance for loan losses	0.32%	0.39%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $53.2 billion and $32.6 billion at June 30, 2014, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, and certificates of deposit. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At June 30, 2014,  with the exception of certain non-agency residential mortgage-backed securities, all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher). Although the Company has recognized net impairment losses on certain non-agency residential mortgage-backed securities in prior quarters, at June 30, 2014, the amortized cost of all non-agency residential mortgage-backed securities represented less than 1% of the securities available for sale and securities held to maturity portfolios.

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $51.6 billion at June 30, 2014. Of these, $49.7 billion were issued by U.S. agencies and $1.9 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $9.4 billion at June 30,  2014, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and cash equivalents, and other securities owned in the

-  41  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s loans to banking clients include $7.3 billion of adjustable rate first lien residential real estate mortgage loans at June 30, 2014. The Company’s adjustable rate mortgages primarily have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 40% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At June 30, 2014,  46% of the residential real estate mortgages and 52% of the HELOC balances were secured by properties which are located in California.

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

June 30, 2014	Balance
Converted to amortizing loan by period end	$232
Within 1 year	247
> 1 year – 3 years	419
> 3 years – 5 years	1,192
> 5 years	927
Total	$3,017

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $10.7 billion at June 30, 2014.

-  42  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of June 30, 2014.

	Fair Value as of June 30, 2014
								United
	France	Germany	Italy	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$268	$-	$-	$-	$-	$-	$-	$150	$418
Cash and investments
segregated and on deposit
for regulatory purposes	-	400	-	-	-	-	-	-	400
Securities available for sale	356	150	200	136	76	1,198	650	808	3,574
Securities held to maturity	-	-	-	-	-	-	100	-	100
Total fair value	$624	$550	$200	$136	$76	$1,198	$750	$958	$4,492
Total amortized cost	$623	$550	$200	$135	$75	$1,195	$750	$956	$4,484
Maturities:
Overnight	$268	$400	$-	$-	$-	$-	$-	$150	$818
1 day – < 6 months	-	-	-	-	-	200	100	72	372
6 months – < 1 year	200	150	200	-	-	326	225	201	1,302
1 year – 2 years	70	-	-	101	-	301	425	385	1,282
> 2 years	86	-	-	35	76	371	-	150	718
Total fair value	$624	$550	$200	$136	$76	$1,198	$750	$958	$4,492

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At June 30, 2014, the Company had $297 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these critical accounting estimates during the first half of 2014.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s annual goodwill impairment testing date is April 1. In testing for potential impairment of goodwill on April 1, 2014, management performed an assessment of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and concluded that goodwill was not impaired.

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

-  43  -

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations;
•	adverse developments in litigation or regulatory matters;
•	amounts recovered on insurance policies;
•	the extent of any charges associated with litigation and regulatory matters;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	capital needs and management;
•	the level of brokerage client cash balances and deposits from banking clients;
•	the availability and terms of external financing;
•	the timing and impact of changes in the Company’s level of investments in buildings, land, and leasehold improvements;
•	the extent to which past performance of the Company’s mortgage portfolio is indicative of future performance;

-  44  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the level of field sales volume and related incentive compensation;
•	level of expenses;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees; and
•	acquisition integration costs.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and “Part II – Other Information – Item 1A – Risk Factors.”

-  45  -

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

Financial instruments held by the Company are also subject to liquidity risk – that is, the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. Current conditions in the credit markets have significantly reduced market liquidity in a wide range of financial instruments, including the types of instruments held by the Company, and fair value can differ significantly from the value implied by the credit quality and actual performance of the instrument’s underlying cash flows.

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

-  46  -

THE CHARLES SCHWAB CORPORATION

net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first half of 2014 or year-ending December 31, 2013.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
Increase of 100 basis points	10.7%	11.0%
Decrease of 100 basis points	(4.5)%	(4.5)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first half of 2014 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  47  -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first half of 2014, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2014:

			Total Number	Approximate
			of Shares Purchased	Dollar Value of
	Total Number		as Part of Publicly	Shares that May
	of Shares	Average	Announced	Yet be Purchased
	Purchased	Price Paid	Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
April:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	6	$27.58	N/A	N/A
May:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	5	$26.70	N/A	N/A
June:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	4	$25.21	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	15	$26.60	N/A	N/A

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

N/A Not applicable.

-  48  -

THE CHARLES SCHWAB CORPORATION

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.363	Credit Agreement (364 – Day Commitment) dated as of June 6, 2014, between the Registrant and financial institutions therein (supersedes Exhibit 10.361)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema	(2)

101.CAL	XBRL Taxonomy Extension Calculation	(2)

101.DEF	XBRL Extension Definition	(2)

101.LAB	XBRL Taxonomy Extension Label	(2)

101.PRE	XBRL Taxonomy Extension Presentation	(2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  49  -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 7, 2014	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer

-  50  -