Form 10-Q
period 2014-09-30
SCHWAB CHARLES CORP
filed 2014-11-06
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 2014

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

1,305,768,922 shares of $.01 par value Common Stock

Outstanding on October 24, 2014

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

Index

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Revenues
Asset management and administration fees	$649	$583	$1,892	$1,707
Interest revenue	600	531	1,767	1,527
Interest expense	(27)	(25)	(79)	(79)
Net interest revenue	573	506	1,688	1,448
Trading revenue	209	224	668	682
Other	120	57	253	172
Provision for loan losses	1	4	7	(1)
Net impairment losses on securities (1)	(1)	(1)	(1)	(8)
Total net revenues	1,551	1,373	4,507	4,000
Expenses Excluding Interest
Compensation and benefits	593	482	1,641	1,512
Professional services	117	103	335	308
Occupancy and equipment	82	77	242	231
Advertising and market development	59	57	187	198
Communications	55	55	168	165
Depreciation and amortization	49	51	145	153
Other	78	84	228	226
Total expenses excluding interest	1,033	909	2,946	2,793
Income before taxes on income	518	464	1,561	1,207
Taxes on income	197	174	590	455
Net Income	321	290	971	752
Preferred stock dividends	9	8	39	39
Net Income Available to Common Stockholders	$312	$282	$932	$713
Weighted-Average Common Shares Outstanding — Diluted	1,316	1,296	1,313	1,288
Earnings Per Common Share — Basic	$.24	$.22	$.71	$.55
Earnings Per Common Share — Diluted	$.24	$.22	$.70	$.55

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $1 million and $0 recognized in other comprehensive income, net of $0 and $(1) million reclassified from other comprehensive income, for the three months ended September 30,  2014 and 2013, respectively. Net impairment losses on securities include total other-than-temporary impairment losses of $1 million and $2 million recognized in other comprehensive income, net of $0 and $(6) million reclassified from other comprehensive income, for the nine months ended September 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

-  1 -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$321	$290	$971	$752
Other comprehensive (loss) income, before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized (loss) gain	(25)	72	260	(408)
Reclassification of impairment charges included in net
impairment losses on securities	1	1	1	8
Other reclassifications included in other revenue	(12)	(2)	(14)	(5)
Other	-	-	-	1
Other comprehensive (loss) income, before tax	(36)	71	247	(404)
Income tax effect	13	(28)	(93)	152
Other comprehensive (loss) income, net of tax	(23)	43	154	(252)
Comprehensive Income	$298	$333	$1,125	$500

See Notes to Condensed Consolidated Financial Statements.

-  2 -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$8,588	$7,728
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $11,729 at September 30, 2014 and $14,016
at December 31, 2013)	19,890	23,553
Receivables from brokers, dealers, and clearing organizations	458	509
Receivables from brokerage clients — net	15,416	13,951
Other securities owned — at fair value	572	517
Securities available for sale	52,201	51,618
Securities held to maturity (fair value — $33,939 at September 30, 2014 and
$29,490 at December 31, 2013)	34,007	30,318
Loans to banking clients — net	13,080	12,419
Equipment, office facilities, and property — net	991	790
Goodwill	1,227	1,227
Intangible assets — net	233	266
Other assets	781	746
Total assets	$147,444	$143,642
Liabilities and Stockholders’ Equity
Deposits from banking clients	$97,345	$92,972
Payables to brokers, dealers, and clearing organizations	2,099	1,467
Payables to brokerage clients	33,131	35,333
Accrued expenses and other liabilities	1,496	1,586
Long-term debt	1,900	1,903
Total liabilities	135,971	133,261
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation
preference of $885	872	869
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,050	3,951
Retained earnings	9,949	9,253
Treasury stock, at cost — 181,992,826 shares at September 30, 2014 and
190,657,263 shares at December 31, 2013	(3,576)	(3,716)
Accumulated other comprehensive income	163	9
Total stockholders’ equity	11,473	10,381
Total liabilities and stockholders’ equity	$147,444	$143,642

See Notes to Condensed Consolidated Financial Statements.

-  3 -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$971	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(7)	1
Net impairment losses on securities	1	8
Stock-based compensation	80	83
Depreciation and amortization	145	153
Premium amortization, net, on securities available for sale and securities held to maturity	91	129
Other	(5)	23
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	3,663	4,949
Receivables from brokers, dealers, and clearing organizations	56	(177)
Receivables from brokerage clients	(1,469)	332
Other securities owned	(55)	154
Other assets	(49)	(48)
Payables to brokers, dealers, and clearing organizations	389	101
Payables to brokerage clients	(2,202)	(5,798)
Accrued expenses and other liabilities	(121)	163
Net cash provided by operating activities	1,488	825
Cash Flows from Investing Activities
Purchases of securities available for sale	(10,556)	(19,910)
Proceeds from sales of securities available for sale	5,724	4,665
Principal payments on securities available for sale	4,630	9,087
Purchases of securities held to maturity	(5,612)	(13,442)
Principal payments on securities held to maturity	1,948	3,332
Net increase in loans to banking clients	(672)	(1,315)
Purchase of equipment, office facilities, and property	(310)	(176)
Other investing activities	(8)	2
Net cash used for investing activities	(4,856)	(17,757)
Cash Flows from Financing Activities
Net change in deposits from banking clients	4,373	11,810
Repayment of commercial paper	-	(300)
Issuance of long-term debt	-	275
Repayment of long-term debt	(5)	(4)
Dividends paid	(286)	(283)
Proceeds from stock options exercised and other	138	140
Other financing activities	8	(7)
Net cash provided by financing activities	4,228	11,631
Increase (Decrease) in Cash and Cash Equivalents	860	(5,301)
Cash and Cash Equivalents at Beginning of Period	7,728	12,663
Cash and Cash Equivalents at End of Period	$8,588	$7,362
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$91	$89
Income taxes	$588	$448
Non-cash investing activity:
Securities purchased during the period but settled after period end	$243	$38

See Notes to Condensed Consolidated Financial Statements.

-  4 -

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

The Company’s significant accounting policies are included in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to these accounting policies during the first nine months of 2014.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value
Securities available for sale:
Asset-backed securities	$19,419	$90	$6	$19,503
U.S. agency mortgage-backed securities	18,001	215	15	18,201
Corporate debt securities	7,644	46	6	7,684
U.S. agency notes	3,990	-	67	3,923
Certificates of deposit	1,533	1	-	1,534
Non-agency residential mortgage-backed securities	543	19	24	538
Treasury securities	499	1	-	500
Non-agency commercial mortgage-backed securities	311	7	-	318
Total securities available for sale	$51,940	$379	$118	$52,201
Securities held to maturity:
U.S. agency mortgage-backed securities	$33,005	$316	$357	$32,964
Non-agency commercial mortgage-backed securities	1,002	4	31	975
Total securities held to maturity	$34,007	$320	$388	$33,939

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,554	$140	$49	$18,645
Asset-backed securities	15,201	42	37	15,206
Corporate debt securities	8,973	49	15	9,007
U.S. agency notes	4,239	1	104	4,136
Certificates of deposit	3,650	4	2	3,652
Non-agency residential mortgage-backed securities	616	11	34	593
Non-agency commercial mortgage-backed securities	271	8	-	279
Other securities	100	-	-	100
Total securities available for sale	$51,604	$255	$241	$51,618
Securities held to maturity:
U.S. agency mortgage-backed securities	$29,260	$161	$921	$28,500
Non-agency commercial mortgage-backed securities	958	-	68	890
Other securities	100	-	-	100
Total securities held to maturity	$30,318	$161	$989	$29,490

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $132 million at September 30, 2014.

-  6 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Asset-backed securities	$1,928	$4	$841	$2	$2,769	$6
U.S agency mortgage-backed securities	2,414	6	1,629	9	4,043	15
Corporate debt securities	1,010	1	616	5	1,626	6
U.S. agency notes	249	1	3,674	66	3,923	67
Non-agency residential mortgage-backed
securities	25	1	311	23	336	24
Total	$5,626	$13	$7,071	$105	$12,697	$118
Securities held to maturity:
U.S. agency mortgage-backed securities	$4,421	$17	$11,565	$340	$15,986	$357
Non-agency commercial mortgage-backed
securities	163	2	645	29	808	31
Total	$4,584	$19	$12,210	$369	$16,794	$388
Total securities with unrealized losses (1)	$10,210	$32	$19,281	$474	$29,491	$506

(1)	The number of investment positions with unrealized losses totaled 209 for securities available for sale and 144 for securities held to maturity.

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$5,044	$47	$93	$2	$5,137	$49
Asset-backed securities	6,391	33	591	4	6,982	37
Corporate debt securities	1,802	14	499	1	2,301	15
U.S. agency notes	3,636	104	-	-	3,636	104
Certificates of deposit	-	-	299	2	299	2
Non-agency residential mortgage-backed
securities	89	2	374	32	463	34
Total	$16,962	$200	$1,856	$41	$18,818	$241
Securities held to maturity:
U.S. agency mortgage-backed securities	$19,175	$698	$2,345	$223	$21,520	$921
Non-agency commercial mortgage-backed
securities	630	43	260	25	890	68
Total	$19,805	$741	$2,605	$248	$22,410	$989
Total securities with unrealized losses (1)	$36,767	$941	$4,461	$289	$41,228	$1,230

(1)	The number of investment positions with unrealized losses totaled 273 for securities available for sale and 193 for securities held to maturity.

Non-agency residential mortgage-backed securities include securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac Corporation (FICO) credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). Management determined that it does not expect to recover all of the amortized cost of certain of its Alt-A and Prime residential mortgage-backed securities and therefore determined that these securities were other-than-temporarily impaired (OTTI); the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities before anticipated

-  7 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

recovery of the unrealized losses on these securities. The Company recognized an impairment charge equal to the securities’ expected credit losses of $1 million during the third quarter and first nine months of 2014, based on the Company’s cash flow projections for these securities. The expected credit losses are measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s non-agency residential mortgage-backed securities portfolio could result in the recognition of impairment losses.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in or reclassified from other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$169	$166	$169	$159
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was not previously recognized	1	-	1	1
Credit losses recognized into current period earnings on debt securities for
which an other-than-temporary impairment was previously recognized	-	1	-	7
Balance at end of period	$170	$167	$170	$167

The maturities of securities available for sale and securities held to maturity at September 30, 2014 are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
Asset-backed securities	$-	$2,666	$5,148	$11,689	$19,503
U.S. agency mortgage-backed securities (1)	-	1,312	4,425	12,464	18,201
Corporate debt securities	741	6,893	50	-	7,684
U.S. agency notes	-	3,923	-	-	3,923
Certificates of deposit	384	1,150	-	-	1,534
Non-agency residential mortgage-backed
securities (1)	-	2	-	536	538
Treasury securities	-	500	-	-	500
Non-agency commercial mortgage-backed
securities (1)	-	-	-	318	318
Total fair value	$1,125	$16,446	$9,623	$25,007	$52,201
Total amortized cost	$1,121	$16,460	$9,533	$24,826	$51,940
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$853	$14,390	$17,721	$32,964
Non-agency commercial mortgage-backed
securities (1)	-	-	352	623	975
Total fair value	$-	$853	$14,742	$18,344	$33,939
Total amortized cost	$-	$854	$14,827	$18,326	$34,007

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

-  8 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Proceeds and gross realized gains from sales of securities available for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds	$3,679	$1,661	$5,724	$4,665
Gross realized gains	$12	$2	$14	$5

4.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	September 30,	December 31,
	2014	2013
Residential real estate mortgages	$8,075	$8,006
Home equity lines of credit	2,982	3,041
Personal loans secured by securities	2,033	1,384
Other	30	36
Total loans to banking clients (1)	13,120	12,467
Allowance for loan losses	(40)	(48)
Total loans to banking clients – net	$13,080	$12,419

(1)	All loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $6.3 billion and $5.7 billion at September 30, 2014 and December 31, 2013, respectively. All of the personal loans were fully collateralized by securities with fair values in excess of borrowings at September 30, 2014 and December 31, 2013.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank sets the underwriting guidelines and pricing for all loans it intends to purchase for its portfolio. Schwab Bank purchased First Mortgages of $371 million and $862 million during the third quarters of 2014 and 2013, respectively, and $989 million and $3.1 billion during the first nine months of 2014 and 2013, respectively. Schwab Bank purchased HELOCs with commitments of $167 million and $248 million during the third quarters of 2014 and 2013, respectively, and $514 million and $687 million during the first nine months of 2014 and 2013, respectively. The First Mortgages purchased under the Program are included in the first mortgages loan class in the tables below.

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	September 30, 2014			September 30, 2013
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$28	$13	$41	$40	$17	$57
Charge-offs	-	-	-	(1)	(1)	(2)
Recoveries	-	-	-	1	-	1
Provision for loan losses	-	(1)	(1)	(6)	2	(4)
Balance at end of period	$28	$12	$40	$34	$18	$52

-  9 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Nine Months Ended	September 30, 2014			September 30, 2013
	Residential			Residential
	real estate	Home equity		real estate	Home equity
	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of period	$34	$14	$48	$36	$20	$56
Charge-offs	(1)	(2)	(3)	(4)	(4)	(8)
Recoveries	1	1	2	2	1	3
Provision for loan losses	(6)	(1)	(7)	-	1	1
Balance at end of period	$28	$12	$40	$34	$18	$52

The delinquency and nonaccrual analysis by loan class is as follows:

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
September 30, 2014	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages:
First mortgages	$7,884	$5	$3	$24	$32	$7,916
Purchased first mortgages	154	1	-	4	5	159
Home equity lines of credit	2,967	3	1	11	15	2,982
Personal loans secured by securities	2,031	2	-	-	2	2,033
Other	30	-	-	-	-	30
Total loans to banking clients	$13,066	$11	$4	$39	$54	$13,120

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
December 31, 2013	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages:
First mortgages	$7,808	$3	$4	$30	$37	$7,845
Purchased first mortgages	154	1	-	6	7	161
Home equity lines of credit	3,025	2	2	12	16	3,041
Personal loans secured by securities	1,384	-	-	-	-	1,384
Other	36	-	-	-	-	36
Total loans to banking clients	$12,407	$6	$6	$48	$60	$12,467

There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2014 or December 31, 2013. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $46 million and $53 million at September 30, 2014 and December 31, 2013, respectively. Troubled debt restructurings were not material at September 30, 2014 or December 31, 2013.

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), loan-to-value (LTV) ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in September 2014. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

-  10 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages
	First	Purchased		Home equity
September 30, 2014	mortgages	first mortgages	Total	lines of credit
Year of origination
Pre-2010	$731	$49	$780	$2,131
2010	392	7	399	175
2011	588	33	621	143
2012	2,167	25	2,192	150
2013	3,109	34	3,143	248
2014	929	11	940	135
Total	$7,916	$159	$8,075	$2,982
Origination FICO
<620	$10	$1	$11	$-
620 – 679	88	11	99	18
680 – 739	1,336	31	1,367	557
>740	6,482	116	6,598	2,407
Total	$7,916	$159	$8,075	$2,982
Updated FICO
<620	$46	$4	$50	$37
620 – 679	175	7	182	104
680 – 739	1,022	26	1,048	444
>740	6,673	122	6,795	2,397
Total	$7,916	$159	$8,075	$2,982
Origination LTV
<70%	$5,401	$111	$5,512	$1,996
>70% – <90%	2,501	44	2,545	964
>90% – <100%	14	4	18	22
Total	$7,916	$159	$8,075	$2,982

		Weighted		Percent of Loans
		Average	Utilization	that are on
September 30, 2014	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,138	776	N/A	0.08%
>70% – <90%	829	764	N/A	0.58%
>90% – <100%	52	737	N/A	1.79%
>100%	56	724	N/A	13.21%
Total	$8,075	774	N/A	0.23%
Home equity lines of credit:
Estimated Current LTV
<70%	$2,346	773	37%	0.05%
>70% – <90%	499	762	49%	0.49%
>90% – <100%	74	750	62%	1.24%
>100%	63	740	64%	2.02%
Total	$2,982	770	39%	0.19%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

-  11 -

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At September 30, 2014, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at September 30, 2014. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Other Regulatory Matters: On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity that predated the Company’s acquisition of the firm.  Following trial, in a decision issued June 7, 2013, the judge held that the firm had violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered the firm and the customer to pay disgorgement and penalties. The Company continues to dispute the allegations and is appealing the decision.  The Company has a contingent liability associated with this matter, which was not material at September 30, 2014.

6.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in these methodologies during the quarter ended September 30, 2014. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the quarter ended September 30, 2014, or the year ended December 31, 2013. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2014 or December 31, 2013.

-  14 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
September 30, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,667	$-	$-	$1,667
Commercial paper	-	56	-	56
Total cash equivalents	1,667	56	-	1,723
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	3,776	-	3,776
U.S. Government securities	-	-	-	-
Total investments segregated and on deposit for
regulatory purposes	-	3,776	-	3,776
Other securities owned:
Schwab Funds® money market funds	293	-	-	293
Equity and bond mutual funds	210	-	-	210
State and municipal debt obligations	-	44	-	44
Equity, U.S. Government and corporate debt, and
other securities	1	24	-	25
Total other securities owned	504	68	-	572
Securities available for sale:
Asset-backed securities	-	19,503	-	19,503
U.S. agency mortgage-backed securities	-	18,201	-	18,201
Corporate debt securities	-	7,684	-	7,684
U.S. agency notes	-	3,923	-	3,923
Certificates of deposit	-	1,534	-	1,534
Non-agency residential mortgage-backed securities	-	538	-	538
Treasury securities	-	500	-	500
Non-agency commercial mortgage-backed securities	-	318	-	318
Total securities available for sale	-	52,201	-	52,201
Total	$2,171	$56,101	$-	$58,272

-  15 -

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

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes in these methodologies or assumptions during the quarter ended September 30, 2014.  The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
September 30, 2014	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$6,865	$-	$6,865	$-	$6,865
Cash and investments segregated and
on deposit for regulatory purposes	16,111	-	16,111	-	16,111
Receivables from brokers, dealers, and
clearing organizations	458	-	458	-	458
Receivables from brokerage clients – net	15,413	-	15,413	-	15,413
Securities held to maturity:
U.S. agency mortgage-backed securities	33,005	-	32,964	-	32,964
Non-agency commercial mortgage-backed
securities	1,002	-	975	-	975
Total securities held to maturity	34,007	-	33,939	-	33,939
Loans to banking clients: (1)
Residential real estate mortgages	8,075	-	8,056	-	8,056
Home equity lines of credit	2,982	-	3,046	-	3,046
Personal loans secured by securities	2,033	-	2,033	-	2,033
Other	30	-	29	-	29
Total loans to banking clients	13,120	-	13,164	-	13,164
Other assets	75	-	75	-	75
Total	$86,049	$-	$86,025	$-	$86,025
Liabilities:
Deposits from banking clients	$97,345	$-	$97,345	$-	$97,345
Payables to brokers, dealers, and clearing
organizations	2,099	-	2,099	-	2,099
Payables to brokerage clients	33,131	-	33,131	-	33,131
Accrued expenses and other liabilities	471	-	471	-	471
Long-term debt	1,900	-	2,012	-	2,012
Total	$134,946	$-	$135,058	$-	$135,058

(1)	The carrying value of loans to banking clients excludes the allowance for loan losses of $40 million at September 30, 2014.

-  17 -

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

Securities lending: Payables to brokers, dealers, and clearing organizations include securities loaned. The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.4 billion at September 30, 2014 and $1.1 billion at December 31, 2013.  The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients, which are included in receivables from brokers, dealers, and clearing organizations. The fair value of these borrowed securities was $123 million at September 30, 2014 and $276 million at December 31, 2013. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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

7.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive (loss) income are as follows:

Three Months Ended September 30,		2014			2013
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(25)	$9	$(16)	$72	$(28)	$44
Reclassification of impairment charges
included in net impairment losses
on securities	1	(1)	-	1	-	1
Other reclassifications included in
other revenue	(12)	5	(7)	(2)	-	(2)
Change in net unrealized gain on
securities available for sale	(36)	13	(23)	71	(28)	43
Other comprehensive (loss) income	$(36)	$13	$(23)	$71	$(28)	$43

Nine Months Ended September 30,		2014			2013
	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$260	$(97)	$163	$(408)	$153	$(255)
Reclassification of impairment charges
included in net impairment losses
on securities	1	(1)	-	8	(2)	6
Other reclassifications included in
other revenue	(14)	5	(9)	(5)	1	(4)
Change in net unrealized gain on
securities available for sale	247	(93)	154	(405)	152	(253)
Other	-	-	-	1	-	1
Other comprehensive income (loss)	$247	$(93)	$154	$(404)	$152	$(252)

Accumulated other comprehensive income balances are as follows:

	Net unrealized		Total
	gain on securities		accumulated other
	available for sale	Other	comprehensive income
Balance at December 31, 2012	$299	$(1)	$298
Other net changes	(253)	1	(252)
Balance at September 30, 2013	$46	$-	$46
Balance at December 31, 2013	$9	$-	$9
Other net changes	154	-	154
Balance at September 30, 2014	$163	$-	$163

-  19 -

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$321	$290	$971	$752
Preferred stock dividends	(9)	(8)	(39)	(39)
Net income available to common stockholders	$312	$282	$932	$713
Weighted-average common shares outstanding — basic	1,304	1,287	1,302	1,282
Common stock equivalent shares related to stock incentive plans	12	9	11	6
Weighted-average common shares outstanding — diluted (1)	1,316	1,296	1,313	1,288
Basic EPS	$.24	$.22	$.71	$.55
Diluted EPS	$.24	$.22	$.70	$.55

(1)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 12 million and 19 million shares for the third quarters of 2014 and 2013, respectively, and 18 million and 31 million shares for the first nine months of 2014 and 2013, respectively.

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

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At September 30, 2014, CSC and Schwab Bank met the capital level requirements.

-  20 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at September 30, 2014 are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$7,450	21.7%	$2,061	6.0%	$1,374	4.0%
Total Risk-Based Capital	$7,491	21.8%	$3,436	10.0%	$2,749	8.0%
Tier 1 Leverage	$7,450	7.1%	$5,265	5.0%	$4,212	4.0%
Tangible Equity	$7,450	7.1%	N/A		$2,106	2.0%

N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2014, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since September 30, 2014, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at September 30, 2014 are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,589	10%	$0.250	$324	$1,265	$778
optionsXpress, Inc.	$121	33%	$1	$7	$114	$103

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended September 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net Revenues:
Asset management and administration fees	$455	$410	$194	$173	$-	$-	$649	$583
Net interest revenue	513	450	60	56	-	-	573	506
Trading revenue	144	153	65	71	-	-	209	224
Other	57	44	18	13	45	-	120	57
Provision for loan losses	1	3	-	1	-	-	1	4
Net impairment losses on securities	(1)	-	-	(1)	-	-	(1)	(1)
Total net revenues	1,169	1,060	337	313	45	-	1,551	1,373
Expenses Excluding Interest	741	705	224	204	68	-	1,033	909
Income before taxes on income	$428	$355	$113	$109	$(23)	$-	$518	$464
Taxes on income							197	174
Net Income							$321	$290

	Investor Services		Advisor Services		Unallocated		Total
Nine Months Ended September 30,	2014	2013	2014	2013	2014	2013	2014	2013
Net Revenues:
Asset management and administration fees	$1,324	$1,199	$568	$508	$-	$-	$1,892	$1,707
Net interest revenue	1,512	1,281	176	167	-	-	1,688	1,448
Trading revenue	460	462	208	220	-	-	668	682
Other	155	129	53	43	45	-	253	172
Provision for loan losses	6	(1)	1	-	-	-	7	(1)
Net impairment losses on securities	(1)	(7)	-	(1)	-	-	(1)	(8)
Total net revenues	3,456	3,063	1,006	937	45	-	4,507	4,000
Expenses Excluding Interest	2,213	2,178	665	615	68	-	2,946	2,793
Income before taxes on income	$1,243	$885	$341	$322	$(23)	$-	$1,561	$1,207
Taxes on income							590	455
Net Income							$971	$752

11.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to September 30, 2014, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

-  22 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that earnings per common share (EPS), net revenue growth, pre-tax profit margin, and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Expenses excluding interest as a percentage of average client assets is considered by management to be another measure of operating efficiency. Results for the third quarters and first nine months of 2014 and 2013 are:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change
Client Metrics:
Net new client assets (1) (in billions)	$34.7	$18.1	92%	$91.6	$39.8	130%
Client assets (2) (in billions, at quarter end)	$2,403.7	$2,145.0	12%
New brokerage accounts (3) (in thousands)	229	223	3%	729	710	3%
Active brokerage accounts (4) (in thousands,
at quarter end)	9,309	9,013	3%
Assets receiving ongoing advisory services (5)
(in billions, at quarter end)	$1,192.6	$1,036.1	15%
Client cash as a percentage of client assets (6)
(at quarter end)	12.2%	13.5%
Company Financial Metrics:
Net revenues	$1,551	$1,373	13%	$4,507	$4,000	13%
Expenses excluding interest	1,033	909	14%	2,946	2,793	5%
Income before taxes on income	518	464	12%	1,561	1,207	29%
Taxes on income	197	174	13%	590	455	30%
Net income	$321	$290	11%	$971	$752	29%
Preferred stock dividends	$9	$8	13%	$39	$39	-
Net income available to common stockholders	$312	$282	11%	$932	$713	31%
Earnings per common share – diluted	$.24	$.22	9%	$.70	$.55	27%
Net revenue growth from prior year	13%	15%		13%	9%
Pre-tax profit margin	33.4%	33.8%		34.6%	30.2%
Return on average common stockholders’
equity (annualized) (7)	12%	13%		12%	11%
Expenses excluding interest as a percentage
of average client assets (annualized)	0.18%	0.17%		0.17%	0.17%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric, along with core net new assets, depicts how well the Company’s products and services appeal to new and existing clients. Core net new assets, defined as net new client assets before significant one-time flows, is a useful metric when comparing period-to-period client asset flows. There were no significant one-time flows during the third quarter and first nine months of 2014. Core net new assets were $42.8 billion and $108.8 billion during the third quarter and first nine months of 2013, respectively. See below for items excluded from core net new assets.

(2)

Client assets represent the market value of all client assets custodied at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource® funds) directly impact asset management and administration fees.

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
(5)

Assets receiving ongoing advisory services include relationships under the guidance of independent advisors and assets enrolled in one of the Company’s retail or other advisory solutions. This metric depicts how well the Company’s advisory products and services appeal to new and existing clients.

(6)

Client cash as a percentage of client assets includes Schwab One®, certain cash equivalents, deposits from banking clients and money market fund balances, as a percentage of client assets. This measure is an indicator of clients’ engagement in the market.

(7)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

The following one-time flows were excluded from core net new assets.

•	First nine months of 2013 include outflows of $44.3 billion relating to the planned transfer of a mutual fund clearing services client.
•

The Company reduced its reported total for overall client assets by $24.7 billion in the third quarter and first nine months of 2013 to reflect the estimated impact of the consolidation of its retirement plan recordkeeping technology platforms and subsequent resignation from certain retirement plan clients.

The Company operated in an environment of mixed market conditions during the third quarter of 2014. The Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average fluctuated during the third quarter of 2014, yet ended the quarter up 19%, 17%, and 13% from the third quarter of 2013, respectively. Meanwhile, short-term interest rates continued to be constrained as the federal funds target rate remained unchanged at a range of zero to 0.25% and the average three-month Treasury Bill yield remained flat at 0.02% compared to the third quarter of 2013. In addition, long-term interest rates, including the average 10-year Treasury yield, decreased compared to the third quarter of 2013.

The Company’s full-service investing model continued to resonate with clients and drive growth during the third quarter of 2014. Total client assets ended the third quarter of 2014 at $2.40 trillion, up 12% from the third quarter of 2013, despite a 19% decline from core net new assets of $42.8 billion in the third quarter of 2013 to net new client assets of $34.7 billion in the third quarter of 2014. The Company added 229,000 new brokerage accounts to its client base during the third quarter of 2014, up 3% compared to the third quarter of 2013. Active brokerage accounts ended the third quarter of 2014 at 9.3 million, also up 3% on a year-over-year basis.

For the third quarter of 2014, the Company’s net revenues increased 13% compared to the third quarter of 2013, primarily due to increases in net interest revenue, asset management and administration fees, and other revenue, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to growth in client assets enrolled in advisory offers and client assets invested in Mutual Fund OneSource funds and equity and bond funds, and due to other asset management and administration fee revenue.  Other revenue increased primarily due to a net insurance settlement of $45 million and gains on sales of securities available for sale of $12 million. Trading revenue decreased primarily due to lower daily average revenue trades.

For the first nine months of 2014, net revenues increased by 13% compared to the first nine months of 2013 primarily due to increases in net interest revenue, asset management and administration fees, and other revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased primarily due to growth in client assets enrolled in advisory offers and client assets invested in Mutual Fund OneSource funds and equity and bond funds, and due to other asset management and administration fee revenue. Other revenue increased primarily due to a net insurance settlement in the third quarter of 2014 and increases in payments from order flow and gains on sales of securities available for sale.

Expenses excluding interest increased 14% and 5% in the third quarter and first nine months of 2014 compared to the same periods in 2013, respectively, primarily due to an increase in compensation and benefits expense as a result of a charge of $68 million in the third quarter of 2014 for estimated future severance benefits resulting from changes in the Company’s

-  24 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

geographic footprint and an increase in professional services expense. The increase in expenses excluding interest in the first nine months of 2014 was partially offset by a decrease in advertising and market development expense.

As a result of the Company’s strong key client metrics, diversified revenue sources, and sustained expense discipline, the Company achieved a pre-tax profit margin of 33.4% and 34.6% in the third quarter and first nine months of 2014, respectively. Overall, net income increased by 11%  and 29% in the third quarter and first nine months of 2014 compared to the same periods in 2013, respectively. The return on average common stockholders’ equity was 12% in both the third quarter and first nine months of 2014.

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

In September 2014, the Board of Governors of the Federal Reserve System (Federal Reserve), in collaboration with the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation, issued a rule implementing a quantitative liquidity requirement generally consistent with the liquidity coverage ratio (LCR) standard established by Basel III. The LCR applies to all internationally active banking organizations. The Federal Reserve also issued a modified LCR that applies to the Company. Under the modified LCR, a depository institution holding company is required to maintain high-quality liquid assets in an amount related to its total net cash outflows over a prospective period. The Company is required to be fully compliant with the final rule by January 2017. The Company is currently evaluating the impact of the final rule but does not expect a material impact to the Company’s business, financial condition, and results of operations.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2014 compared to the same periods in 2013.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in the third quarter and first nine months of 2014 compared to the same periods in 2013.

Three Months Ended September 30,		2014		2013
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	-	$240		$239
Fee waivers	6%	(190)		(180)
Schwab money market funds after fee waivers	(15)%	50	3%	59	4%
Equity and bond funds	22%	50	3%	41	3%
Mutual Fund OneSource®	11%	216	14%	195	14%
Total mutual funds	7%	316	20%	295	21%
Advice solutions	17%	215	14%	183	14%
Other	12%	118	8%	105	8%
Asset management and administration fees	11%	649	42%	583	43%
Net interest revenue
Interest revenue	13%	600	39%	531	39%
Interest expense	8%	(27)	(2)%	(25)	(2)%
Net interest revenue	13%	573	37%	506	37%
Trading revenue
Commissions	(6)%	197	12%	210	15%
Principal transactions	(14)%	12	1%	14	1%
Trading revenue	(7)%	209	13%	224	16%
Other	111%	120	8%	57	4%
Provision for loan losses	(75)%	1	-	4	-
Net impairment losses on securities	-	(1)	-	(1)	-
Total net revenues	13%	$1,551	100%	$1,373	100%

-  26 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,		2014		2013
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	3%	$714		$695
Fee waivers	13%	(558)		(492)
Schwab money market funds after fee waivers	(23)%	156	4%	203	5%
Equity and bond funds	25%	142	3%	114	3%
Mutual Fund OneSource®	11%	631	14%	570	14%
Total mutual funds	5%	929	21%	887	22%
Advice solutions	19%	623	14%	523	13%
Other	14%	340	7%	297	8%
Asset management and administration fees	11%	1,892	42%	1,707	43%
Net interest revenue
Interest revenue	16%	1,767	39%	1,527	38%
Interest expense	-	(79)	(2)%	(79)	(2)%
Net interest revenue	17%	1,688	37%	1,448	36%
Trading revenue
Commissions	(3)%	630	14%	647	16%
Principal transactions	9%	38	1%	35	1%
Trading revenue	(2)%	668	15%	682	17%
Other	47%	253	6%	172	4%
Provision for loan losses	N/M	7	-	(1)	-
Net impairment losses on securities	(88)%	(1)	-	(8)	-
Total net revenues	13%	$4,507	100%	$4,000	100%

N/M Not meaningful.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset-based fees, such as third-party mutual fund service fees, trust fees, 401(k) record keeping fees, and mutual fund clearing and other service fees. Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity. For a discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment and Other Developments.”

Asset management and administration fees increased by $66 million, or 11%, and $185 million, or 11%, in the third quarter and first nine months of 2014 compared to the same periods in 2013, due to fees from mutual fund services, advice solutions, and other asset management and administration services.

Mutual fund service fees increased by $21 million, or 7%, and $42 million, or 5%, in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of continued low yields on fund assets.

-  27 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advice solutions fees increased by $32 million, or 17%, and $100 million, or 19%, in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to growth in client assets enrolled in advisory offers, including Schwab Private Client™,  ThomasPartners®, and Schwab Managed Portfolios™.

Other asset management and administration fees increased by $13 million, or 12%, and $43 million, or 14%, in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds.

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

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and Schwab Bank deposits. Non-interest-bearing funding sources include non-interest-bearing brokerage client cash balances, stockholders’ equity, and proceeds from stock-lending activities. Revenue from stock-lending activities is included in other interest revenue.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended September 30,	2014			2013
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$7,961	$4	0.20%	$8,034	$4	0.20%
Cash and investments segregated	19,542	6	0.12%	24,425	8	0.13%
Broker-related receivables (1)	363	-	0.01%	351	-	0.01%
Receivables from brokerage clients	13,965	122	3.47%	11,846	109	3.65%
Securities available for sale (2)	51,425	135	1.04%	49,205	138	1.11%
Securities held to maturity	32,609	208	2.53%	26,819	166	2.46%
Loans to banking clients	13,001	89	2.72%	12,004	84	2.78%
Total interest-earning assets	138,866	564	1.61%	132,684	509	1.52%
Other interest revenue		36			22
Total interest-earning assets	$138,866	$600	1.72%	$132,684	$531	1.59%
Funding sources:
Deposits from banking clients	$96,114	$7	0.03%	$87,793	$7	0.03%
Payables to brokerage clients	26,403	1	0.01%	29,312	1	0.01%
Long-term debt	1,900	19	3.97%	1,833	17	3.68%
Total interest-bearing liabilities	124,417	27	0.09%	118,938	25	0.08%
Non-interest-bearing funding sources	14,449			13,746
Total funding sources	$138,866	$27	0.08%	$132,684	$25	0.08%
Net interest revenue		$573	1.64%		$506	1.51%

(1)	Interest revenue was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.

-  29 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2014			2013
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$6,892	$11	0.21%	$7,094	$12	0.23%
Cash and investments segregated	20,251	18	0.12%	26,148	29	0.15%
Broker-related receivables (1)	323	-	0.10%	370	-	0.09%
Receivables from brokerage clients	13,589	358	3.52%	11,588	321	3.70%
Securities available for sale (2)	51,984	413	1.06%	48,250	413	1.14%
Securities held to maturity	31,839	613	2.57%	23,601	430	2.44%
Loans to banking clients	12,776	264	2.76%	11,569	243	2.81%
Total interest-earning assets	137,654	1,677	1.63%	128,620	1,448	1.51%
Other interest revenue		90			79
Total interest-earning assets	$137,654	$1,767	1.72%	$128,620	$1,527	1.59%
Funding sources:
Deposits from banking clients	$94,951	$22	0.03%	$83,492	$24	0.04%
Payables to brokerage clients	26,652	2	0.01%	30,847	2	0.01%
Long-term debt	1,901	55	3.87%	1,699	51	4.01%
Total interest-bearing liabilities	123,504	79	0.09%	116,038	77	0.09%
Non-interest-bearing funding sources	14,150			12,582
Other interest expense (1)		-			2
Total funding sources	$137,654	$79	0.08%	$128,620	$79	0.08%
Net interest revenue		$1,688	1.64%		$1,448	1.51%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio, and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. The growth in the average balance of deposits from banking clients funded the increase in the balances of securities held to maturity and securities available for sale.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $15 million, or 7%, in the third quarter of 2014 compared to the third quarter of 2013, primarily due to lower daily average revenue trades. Trading revenue remained relatively flat in the first nine months of 2014 compared to the first nine months of 2013. Daily average revenue trades decreased in the third quarter of 2014 primarily due to a lower volume of mutual fund, equity, future, and option trades. Daily average revenue trades were relatively flat in the first nine months of 2014 primarily due to a lower volume of mutual fund trades, offset by a higher volume of future, option, and equity trades. Average revenue per revenue trade remained relatively flat in the third quarter and first nine months of 2014 compared to the same periods in 2013.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change
Daily average revenue trades (1) (in thousands)	269	283	(5)%	293	294	-
Clients’ daily average trades (2) (in thousands)	469	479	(2)%	501	491	2%
Number of trading days	63.5	63.5	-	187.5	187.5	-
Average revenue per revenue trade	$12.24	$12.39	(1)%	$12.17	$12.30	(1)%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and exchange-traded funds (ETFs), and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Other Revenue

Other revenue includes payments from order flow, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, realized gains or losses on sales of securities available for sale, and other service fees. Other revenue increased by $63 million, or 111%, in the third quarter of 2014 compared to the third quarter of 2013, primarily due to a net insurance settlement of $45 million and gains on sales of securities available for sale of $12 million. Other revenue increased by $81 million, or 47%, in the first nine months of 2014 compared to the first nine months of 2013, primarily due to a net insurance settlement in the third quarter of 2014 and increases in payments for order flow and gains on sales of securities available for sale.

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to increases in compensation and benefits and professional services expense.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change
Compensation and benefits	$593	$482	23%	$1,641	$1,512	9%
Professional services	117	103	14%	335	308	9%
Occupancy and equipment	82	77	6%	242	231	5%
Advertising and market development	59	57	4%	187	198	(6)%
Communications	55	55	-	168	165	2%
Depreciation and amortization	49	51	(4)%	145	153	(5)%
Other	78	84	(7)%	228	226	1%
Total expenses excluding interest	$1,033	$909	14%	$2,946	$2,793	5%
Expenses as a percentage of total net revenues:
Total expenses excluding interest	67%	66%		65%	70%
Advertising and market development	4%	4%		4%	5%

-  31 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonuses, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonuses are based on the Company’s overall performance as measured by EPS, and therefore fluctuate with this measure. Stock-based compensation primarily includes employee and board of director stock options and restricted stock.

The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change
Salaries and wages	$359	$272	32%	$947	$836	13%
Incentive compensation	152	137	11%	446	440	1%
Employee benefits and other	82	73	12%	248	236	5%
Total compensation and benefits expense	$593	$482	23%	$1,641	$1,512	9%
Compensation and benefits expense as a
percentage of total net revenues:
Salaries and wages	23%	20%		21%	21%
Incentive compensation	10%	10%		10%	11%
Employee benefits and other	5%	5%		5%	6%
Total compensation and benefits expense	38%	35%		36%	38%
Full-time equivalent employees (1) (in thousands)
At quarter end	14.3	13.8	4%
Average	14.2	13.8	3%	14.1	13.9	1%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to a $68 million charge in the third quarter of 2014 for estimated future severance benefits resulting from changes in the Company’s geographic footprint and due to annual salary increases.

Incentive compensation increased in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to an increase in discretionary bonus costs, partially offset by higher 2013 expense related to a new payout schedule for field incentive plans.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants.

Advertising and market development expense was relatively flat in the third quarter of 2014 compared to the third quarter of 2013. Advertising and market development expense decreased in the first nine months of 2014 compared to the first nine months of 2013, primarily due to production costs incurred in the first nine months of 2013 relating to the development of the Company’s advertising and branding initiative, Own your tomorrow™, partially offset by higher 2014 spending on customer promotions.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 38.0% and 37.5% for the third quarters of 2014 and 2013, respectively. The Company’s effective income tax rate on income before taxes was 37.8% and 37.7% for the first nine months of 2014 and 2013, respectively.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended September 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	11%	$455	$410	12%	$194	$173
Net interest revenue	14%	513	450	7%	60	56
Trading revenue	(6)%	144	153	(8)%	65	71
Other	30%	57	44	38%	18	13
Provision for loan losses	(67)%	1	3	(100)%	-	1
Net impairment losses on securities	N/M	(1)	-	(100)%	-	(1)
Total net revenues	10%	1,169	1,060	8%	337	313
Expenses Excluding Interest	5%	741	705	10%	224	204
Income before taxes on income	21%	$428	$355	4%	$113	$109

	Unallocated			Total
	Percent			Percent
Three Months Ended September 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	-	$-	$-	11%	$649	$583
Net interest revenue	-	-	-	13%	573	506
Trading revenue	-	-	-	(7)%	209	224
Other	N/M	45	-	111%	120	57
Provision for loan losses	-	-	-	(75)%	1	4
Net impairment losses on securities	-	-	-	-	(1)	(1)
Total net revenues	N/M	45	-	13%	1,551	1,373
Expenses Excluding Interest	N/M	68	-	14%	1,033	909
Income before taxes on income	N/M	$(23)	$-	12%	$518	$464
Taxes on income				13%	197	174
Net Income				11%	$321	$290

N/M Not meaningful.

-  33 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Advisor Services
	Percent			Percent
Nine Months Ended September 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	10%	$1,324	$1,199	12%	$568	$508
Net interest revenue	18%	1,512	1,281	5%	176	167
Trading revenue	-	460	462	(5)%	208	220
Other	20%	155	129	23%	53	43
Provision for loan losses	N/M	6	(1)	N/M	1	-
Net impairment losses on securities	(86)%	(1)	(7)	(100)%	-	(1)
Total net revenues	13%	3,456	3,063	7%	1,006	937
Expenses Excluding Interest	2%	2,213	2,178	8%	665	615
Income before taxes on income	40%	$1,243	$885	6%	$341	$322

	Unallocated			Total
	Percent			Percent
Nine Months Ended September 30,	Change	2014	2013	Change	2014	2013
Net Revenues:
Asset management and administration fees	-	$-	$-	11%	$1,892	$1,707
Net interest revenue	-	-	-	17%	1,688	1,448
Trading revenue	-	-	-	(2)%	668	682
Other	N/M	45	-	47%	253	172
Provision for loan losses	-	-	-	N/M	7	(1)
Net impairment losses on securities	-	-	-	(88)%	(1)	(8)
Total net revenues	N/M	45	-	13%	4,507	4,000
Expenses Excluding Interest	N/M	68	-	5%	2,946	2,793
Income before taxes on income	N/M	$(23)	$-	29%	$1,561	$1,207
Taxes on income				30%	590	455
Net Income				29%	$971	$752

N/M Not meaningful.

Investor Services

Net revenues increased by $109 million, or 10%, and $393 million, or 13%, in the third quarter and first nine months of 2014 compared to the same periods in 2013 primarily due to increases in net interest revenue, asset management and administration fees, and other revenue. The increase in net revenues for the third quarter of 2014 was partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio, and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased due to fees from mutual fund services, advice solutions, and other asset management and administration services. Mutual fund service fees increased primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Advice solutions fees increased primarily due to growth in client assets enrolled in advisory offers. Other asset management and administration fees increased primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds. Other revenue increased primarily due to gains on sales of securities available for sale. Other revenue in the first nine months of 2014 also increased compared to the first nine months of 2013 due to payments for order flow. Trading revenue decreased primarily due to lower daily average revenue trades.

Expenses excluding interest increased by $36 million, or 5%, and $35 million, or 2%, in the third quarter and first nine months of 2014 compared to the same periods in 2013, primarily due to increases in compensation and benefits and professional services expense. The increase in expenses excluding interest in the first nine months of 2014 was partially offset by a decrease in advertising and market development expense.

-  34 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Net revenues increased by $24 million, or 8%, and $69 million, or 7%, in the third quarter and first nine months of 2014 compared to the same periods in 2013 primarily due to an increase in asset management and administration fees, partially offset by a decrease in trading revenue. Asset management and administration fees increased due to fees from mutual fund services, advice solutions, and other asset management and administration services. Mutual fund service fees increased primarily due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of lower yields on fund assets. Advice solutions fees increased primarily due to growth in client assets enrolled in advisory offers. Other asset management and administration fees increased primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds. Trading revenue decreased primarily due to lower daily average revenue trades.

Expenses excluding interest increased by $20 million, or 10%, and $50 million, or 8%, in the third quarter and first nine months of 2014 compared to the same periods in 2013 primarily due to increases in compensation and benefits and professional services expense.

Unallocated

Other revenue increased in the third quarter and first nine months of 2014 compared to the same periods in 2013 due to a net insurance settlement of $45 million in the third quarter of 2014.

Expenses excluding interest increased in the third quarter and first nine months of 2014 compared to the same periods in 2013 as a result of a charge of $68 million in the third quarter of 2014 for estimated future severance benefits resulting from changes in the Company’s geographic footprint.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Federal Reserve, of at least 6%. At September 30, 2014, CSC’s Tier 1 Leverage Ratio was 6.9%, Tier 1 Capital Ratio was 17.8%, and Total Capital Ratio was 17.9%. Beginning in 2015, CSC will be subject to new capital requirements set by the Federal Reserve.

The following are details of CSC’s long-term debt:

	Par				Standard
September 30, 2014	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,581	2015 – 2022	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at September 30, 2014. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2015. This facility replaced a similar facility that expired in June 2014 and was unused during the first nine months of 2014. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, excluding accumulated other comprehensive income. At September 30, 2014, the minimum level of stockholders’ equity required under this facility was $7.6 billion (CSC’s stockholders’ equity, excluding accumulated other comprehensive income, at September 30, 2014 was $11.3 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to certain of the uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first nine months of 2014.

In addition, Schwab provided CSC with a $1.0 billion credit facility, which was scheduled to expire in December 2014. Schwab terminated this credit facility in July 2014.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $31.1 billion and $33.2 billion at September 30, 2014 and December 31, 2013, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2014, Schwab’s net capital was $1.6 billion (10% of aggregate debit balances), which was $1.3 billion in excess of its minimum required net capital and $778 million in excess of 5% of aggregate debit balances.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $84 million at September 30, 2014 is being reduced by a portion of the lease payments over the remaining lease term of 10 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of banks. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for three days during the first nine months of 2014, with average daily amounts borrowed of $25 million. There were no borrowings outstanding under these lines at September 30, 2014.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at September 30, 2014. There were no funds drawn under any of these LOCs during the first nine months of 2014. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2016. The amount outstanding under this facility at September 30, 2014 was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at September 30, 2014.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at September 30, 2014 were $97.3 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At September 30, 2014, these balances totaled $77.1 billion.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Beginning in 2015, Schwab Bank will be subject to new capital requirements set by the OCC. Based on its regulatory capital ratios at September 30, 2014, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$7,450	21.7%	$2,061	6.0%	$1,374	4.0%
Total Risk-Based Capital	$7,491	21.8%	$3,436	10.0%	$2,749	8.0%
Tier 1 Leverage	$7,450	7.1%	$5,265	5.0%	$4,212	4.0%
Tangible Equity	$7,450	7.1%	N/A		$2,106	2.0%

N/A Not applicable.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At September 30, 2014, $2.4 billion was available under this arrangement. There were no funds drawn under this arrangement during the first nine months of 2014.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At September 30, 2014, $8.2 billion was available under this facility. There were no funds drawn under this facility during the first nine months of 2014.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.1 billion at both September 30, 2014 and December 31, 2013. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc. is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2014, optionsXpress, Inc.’s net capital was $121 million (33% of aggregate debit balances), which was $114 million in excess of its minimum required net capital and $103 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At September 30, 2014, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at September 30, 2014. There were no funds drawn under this LOC during the first nine months of 2014.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at September 30, 2014.

optionsXpress has a term loan with CSC, of which $22 million was outstanding at September 30, 2014, and it matures in December 2017.

Capital Resources

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

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on optimizing the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2014 was $13.4 billion, up $1.1 billion, or 9%, from December 31, 2013.

Long-term Debt

At September 30, 2014, the Company had long-term debt of $1.9 billion, or 14% of total financial capital, that bears interest at a weighted-average rate of 3.60%. At December 31, 2013, the Company had long term debt of $1.9 billion, or 15% of total financial capital. The Company repaid $5 million of long-term debt in the first nine months of 2014.

Capital Expenditures

The Company’s capital expenditures were $314 million and $180 million in the first nine months of 2014 and 2013, respectively. Capital expenditures in the first nine months of 2014 were primarily for buildings, developing internal-use software, software and equipment relating to the Company’s information technology systems, and land. Capital expenditures for the first nine months of 2013 were primarily for developing internal-use software, software and equipment relating to the Company’s information technology systems, buildings, and land. Capitalized costs for developing internal-use software were $56 million and $55 million in the first nine months of 2014 and 2013, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, management anticipated that 2014 capital expenditures would be approximately 20% higher than 2013. However, management has revised the Company’s estimated full-year 2014 capital expenditures to be approximately 50% higher than 2013 levels primarily due to the decision to revise timing of the planned acquisition of additional facilities and land to support future growth and expansion.

Dividends

CSC paid common stock cash dividends of $236 million ($0.18 per share) and $233 million ($0.18 per share) in the first nine months of 2014 and 2013, respectively.

-  39 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC paid Series A Preferred Stock cash dividends of $28 million ($70.00 per share) in both the first nine months of 2014 and 2013. CSC paid Series B Preferred Stock cash dividends of $22 million ($45.00 per share) in both the first nine months of 2014 and 2013.

Share Repurchases

There were no repurchases of CSC’s common stock in the first nine months of 2014 and 2013. As of September 30, 2014, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

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

Credit Risk Exposures

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $8.1 billion and HELOCs of $3.0 billion at September 30, 2014.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2014, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At September 30, 2014, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At September 30, 2014,  22% of HELOCs ($649 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 769 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At September 30, 2014, the weighted-average estimated current LTV ratios were 50% and 54% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At September 30, 2014, the weighted-average updated FICO scores were 774 and 770 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At September 30, 2014, $2.3 billion, or 78%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at September 30, 2014, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	September 30,	December 31,
	2014	2013
Loan delinquencies (1)	0.31%	0.48%
Nonaccrual loans	0.30%	0.39%
Allowance for loan losses	0.30%	0.39%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $52.2 billion and $33.9 billion at September 30, 2014, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, certificates of deposit, and treasury securities. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At September 30, 2014,  with the exception of certain non-agency residential mortgage-backed securities, all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher). Although the Company has recognized net impairment losses on certain non-agency residential mortgage-backed securities, at September 30, 2014, the amortized cost of all non-agency residential mortgage-backed securities represented less than 1% of the securities available for sale and securities held to maturity portfolios.

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

The fair value of the Company’s investments in mortgage-backed securities totaled $53.0 billion at September 30, 2014. Of these, $51.2 billion were issued by U.S. agencies and $1.8 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $7.8 billion at September 30,  2014, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s loans to banking clients include $7.3 billion of adjustable rate first lien residential real estate mortgage loans at September 30, 2014. The Company’s adjustable rate mortgages primarily have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 40% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At September 30, 2014, 46% of the residential real estate mortgages and 52% of the HELOC balances were secured by properties which are located in California.

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

September 30, 2014	Balance
Converted to amortizing loan by period end	$271
Within 1 year	272
> 1 year – 3 years	374
> 3 years – 5 years	1,165
> 5 years	900
Total	$2,982

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $12.0 billion at September 30, 2014.

-  42 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of September 30, 2014.

	Fair Value as of September 30, 2014
							United
	France	Germany	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$500	$-	$-	$-	$-	$-	$150	$650
Cash and investments
segregated and on deposit
for regulatory purposes	-	400	-	-	-	-	-	400
Securities available for sale	86	-	35	76	521	509	500	1,727
Total fair value	$586	$400	$35	$76	$521	$509	$650	$2,777
Total amortized cost	$585	$400	$35	$75	$520	$509	$650	$2,774
Maturities:
Overnight	$500	$400	$-	$-	$-	$-	$150	$1,050
1 day – < 6 months	-	-	-	-	-	-	-	-
6 months – < 1 year	-	-	-	-	-	384	-	384
1 year – 2 years	-	-	-	-	371	125	350	846
> 2 years	86	-	35	76	150	-	150	497
Total fair value	$586	$400	$35	$76	$521	$509	$650	$2,777

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At September 30, 2014, the Company had $293 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these critical accounting estimates during the first nine months of 2014.

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

•	target capital and debt ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Regulatory Requirements” and “Liquidity and Capital Resources”);
•	the expected impact of the final regulatory capital rules and the final rule implementing a quantitative liquidity requirement (see “Current Market and Regulatory Environment and Other Developments”);
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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	investment, structural and capital adjustments made by the Company in connection with the new LCR rule;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations;
•	adverse developments in litigation or regulatory matters;
•	amounts recovered on insurance policies;
•	the extent of any charges associated with litigation and regulatory matters;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	capital needs and management;
•	the level of brokerage client cash balances and deposits from banking clients;
•	the availability and terms of external financing;
•	the timing and impact of changes in the Company’s level of investments in buildings, land, and leasehold improvements;
•	the extent to which past performance of the Company’s mortgage portfolio is indicative of future performance;

-  44 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the level of field sales volume and related incentive compensation;
•	level of expenses;
•	timing and amount of severance and other costs related to reducing the Company’s San Francisco footprint;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees; and
•	acquisition integration costs.

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first nine months of 2014 or year ended December 31, 2013.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
Increase of 100 basis points	11.1%	11.0%
Decrease of 100 basis points	(4.2)%	(4.5)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first nine months of 2014 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  47 -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first nine months of 2014, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2014:

			Total Number	Approximate
			of Shares Purchased	Dollar Value of
	Total Number		as Part of Publicly	Shares that May
	of Shares	Average	Announced	Yet be Purchased
	Purchased	Price Paid	Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
July:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	105	$27.50	N/A	N/A
August:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	3	$27.50	N/A	N/A
September:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	2	$28.49	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	110	$27.52	N/A	N/A

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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

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

(2)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  49 -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 6, 2014	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer

-  50 -