Form 10-K
period 2014-12-31
SCHWAB CHARLES CORP
filed 2015-02-23
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C. 20549

FORM  10-K

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)

OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the fiscal year ended December 31, 2014	Commission file number 1-9700

THE  CHARLES  SCHWAB  CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3025021 (I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA  94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (415) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.01 par value per share	New York Stock Exchange
Depository Shares, each representing a 1/40th ownership interest in a share of 6.0% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ⌧

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was $30.7 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 30,  2015, was 1,311,054,124.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 13,  2015, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2014

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (together referred to as the Company, and located in San Francisco except as indicated), in wealth management, securities brokerage, banking, money management, and financial advisory services. At December 31, 2014, the Company had $2.46 trillion in client assets, 9.4 million active brokerage accounts(a),  1.4 million corporate retirement plan participants, and 985,000 banking accounts.

Significant business subsidiaries of CSC include:

•

Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with over 325 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England, and serves clients in Hong Kong through one of CSC’s subsidiaries;

•	Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a federal savings bank located in Reno, Nevada; and
•

Charles Schwab Investment Management, Inc. (CSIM), which is the investment advisor for Schwab’s proprietary mutual funds, referred to as the Schwab Funds®, and Schwab’s exchange-traded funds, referred to as the Schwab ETFs™.

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors (IAs), and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank. These services are further described in the segment discussion below. For financial information by segment for the three years ended December 31, 2014, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 23. Segment Information.”

As of December 31, 2014, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 14,600 full-time employees.

Business Acquisitions

In December 2012, the Company acquired ThomasPartners, Inc., a growth and dividend income-focused asset management firm. For additional information pertaining to the Company’s acquisition of ThomasPartners, Inc., see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 24. Business Acquisition.”

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

(a) Accounts with balances or activity within the preceding eight months.

-  1  -

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

-  2  -

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
•

Banking – checking accounts linked to brokerage accounts, savings accounts, certificates of deposit, demand deposit accounts, first lien residential real estate mortgage loans (First Mortgages), home equity loans and lines of credit (HELOCs), personal loans and entity lending collateralized by securities; and

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services.

These products, and the Company’s full array of investing services, are made available through its two segments – Investor Services and Advisor Services. The Company’s major sources of revenues are generated by both of the Company’s reportable segments. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the Company’s reportable segments are the same as those described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Summary of Significant Accounting Policies.” For financial information related to the Company’s reportable segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Information,” and “Item 8 – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – 23. Segment Information.”

Investor Services

Through the Investor Services segment, the Company provides retail brokerage and banking services to individual investors. The Company offers research, analysis tools, performance reports, market analysis, and educational material to all clients. Clients looking for more guidance have access to online portfolio planning tools, professional advice from Schwab’s portfolio consultants who can help develop an investment strategy and carry out investment and portfolio management decisions, as well as a range of fully delegated managed solutions that provide ongoing portfolio management.

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

-  3  -

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

-  4  -

THE CHARLES SCHWAB CORPORATION

their clients that provide multi-year archiving of online statements, trade confirms and tax reports, along with document search capabilities.

To help IAs grow and manage their practices, the Company offers a variety of services, including access to insights on practice marketing and business development, business strategy and planning, and transition support. The Company maintains a website that provides interactive tools, educational content, and research reports to assist advisors thinking about establishing and managing their own independent practices.

The Company offers an array of services to help advisors establish their own independent practices through the Business Start-up Solutions package. For some IAs this includes access to dedicated service teams and outsourcing of back-office operations, as well as third-party firms who provide assistance with real estate, errors and omissions insurance, and company benefits.

The Company offers a variety of educational materials, programs, and events to IAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. The Company updates and shares market research on an ongoing basis, and it holds a series of events and conferences every year to discuss topics of interest to IAs, including business strategies and best practices. The Company sponsors the annual IMPACT® conference, which provides a national forum for the Company, IAs, and other industry participants to gather and share information and insights.

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

Regulation

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the OCC), as its primary regulator, the Federal Deposit Insurance Corporation (FDIC), as its deposit insurer, and the Consumer Financial Protection Bureau (CFPB).  Collectively, the rules and regulations of these regulators cover safety and soundness and consumer protection. CSC and Schwab Bank are also subject to regulation and to various requirements and restrictions under state and other federal laws. For additional information on the regulations applicable to CSC, Schwab, Schwab Bank, and optionsXpress, Inc., see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Regulatory Requirements.”

CSC is required to serve as a source of strength for Schwab Bank. Prior to January 1, 2015, CSC, as a savings and loan holding company, was not subject to specific statutory capital requirements. Beginning on January 1, 2015, CSC is subject to new capital requirements set by the Federal Reserve. For further information, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market and Regulatory Environment and Other Developments.”

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

-  5  -

THE CHARLES SCHWAB CORPORATION

futures and commodities trading activities they conduct as an introducing broker and futures commission merchant, respectively.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs). Schwab is a member of the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rulemaking Board (MSRB), NYSE Arca, and the Chicago Board Options Exchange (CBOE). optionsXpress, Inc. is also a member of FINRA and the MSRB. The primary regulators of Schwab and optionsXpress, Inc. are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is Schwab and optionsXpress, Inc.’s primary regulator for futures and commodities trading activities. The Company’s business is also subject to oversight by regulatory bodies in other countries in which the Company operates.

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

Schwab and optionsXpress, Inc. are both subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Because CSC itself is not a registered broker-dealer, it is not subject to the Uniform Net Capital Rule. However, if Schwab fails to maintain specified levels of net capital, such failure could constitute a default by CSC under debt covenants under CSC’s credit agreement.

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

Various activities of the Company are subject to the Bank Secrecy Act (BSA), as amended by the USA Patriot Act of 2001, which requires financial institutions to develop programs reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/ know-your-customer documentation requirements. Various activities of the Company are also subject to U.S. sanctions programs administered by the Office of Foreign Assets Control.

Sources of Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based advisory solutions. Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources, the majority of which is derived from client cash balances. The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue primarily from trading activity in client fixed income securities.

For revenue information by source for the three years ended December 31, 2014, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The Company’s SEC filings are available to the public over the Internet on the SEC’s website at http://www.sec.gov. You may

-  6  -

THE CHARLES SCHWAB CORPORATION

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

The Company’s business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement, and are outside of the Company’s control. Deterioration in the housing and credit markets, reductions in short-term interest rates, and decreases in securities valuations negatively impact the Company’s results of operations and capital resources.

Extensive regulation of the Company’s businesses limits the Company’s activities and may subject it to significant penalties.

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation continues to grow more extensive and complex, and regulatory proceedings continue to become more frequent and sanctions more severe. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients. These regulations often serve to limit the Company’s activities by way of capital, customer protection and market conduct requirements, and restrictions on the business activities that the Company may conduct.

In addition to specific banking laws and regulations, the Company’s banking regulators have broad discretion in connection with their supervisory and enforcement activities and examination policies and could require CSC and/or Schwab Bank to hold more capital, increase liquidity, or limit their ability to pay dividends or CSC’s ability to repurchase shares. The banking regulators could also limit the Company’s ability to grow, including adding assets, launching new products, and undertaking strategic investments.

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

-  7  -

THE CHARLES SCHWAB CORPORATION

including limitations on the Company’s business activities, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

While the Company maintains systems and procedures designed to ensure that it complies with applicable laws and regulations, violations could occur. In addition, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though systems and procedures reasonably designed to prevent violations were in place at the time. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage the Company’s reputation and could restrict the ability of institutional investment managers to invest in the Company’s securities.

Legislation or changes in rules and regulations could negatively impact the Company’s business and financial results.

New legislation, rule changes, or changes in the interpretation or enforcement of existing federal, state and SRO rules and regulations, including changes relating to money market mutual funds and broker-dealer fiduciary duties, may directly affect the operation and profitability of the Company or its specific business lines. The profitability of the Company could also be affected by rules and regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business the Company conducts, modifications to the Company’s business practices, increased capital requirements, or additional costs.

Financial reforms and related regulations may affect the Company’s business activities, financial position and profitability.

There have been extensive changes to the laws regulating financial services firms as a result of the enactment of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act). Among other changes:

•

New regulatory capital rules were implemented. The rules, which apply to CSC and Schwab Bank, became effective on January 1, 2015, with certain provisions subject to phase-in periods. The rules establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. Failure to meet the minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a negative impact on the Company. In addition, failure to meet the capital buffer (when phased in) will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers.

•

The Federal Reserve issued a modified liquidity coverage ratio (LCR) that applies to CSC. Under the modified LCR, a depository institution holding company is required to maintain high-quality liquid assets in an amount related to its total estimated net cash outflows over a prospective period. The transition period for the modified LCR begins on January 1, 2016 and CSC is required to be fully compliant by January 1, 2017.

•

Schwab Bank is required to conduct annual capital adequacy stress tests on its operations and beginning in 2015, publicly disclose a summary of the results. CSC expects to become subject to a similar rule in the future.

•

The CFPB was established, which has broad rulemaking, supervisory and enforcement authority over consumer products, including deposit products, mortgages and home-equity loans. States are permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the CFPB.

Implementation of the legislation is ongoing and significant rule-making and interpretations remain to be completed. For example, rules relating to a minimum net stable funding ratio which will require financial institutions to have a stable funding structure over a one-year horizon have not yet been proposed. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. CSC will continue to review the impact that proposed rule-making will have on the Company’s business, financial condition, and results of operations, as such rule-making is issued.

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

-  8  -

THE CHARLES SCHWAB CORPORATION

requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes.

Technology and operational failures or errors could subject the Company to losses, litigation, and regulatory actions.

The Company faces operational risk, which is the potential for loss due to inadequate or failed internal processes, systems, and firms or exchanges handling client orders, or from external events and relationships impacting the Company and/or any of its key business partners and vendors. This risk also includes the risk of human error, execution errors, errors in models such as those used for asset management, capital management, risk management and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws and similar events.  For example, the Company and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. It could take several hours or more to restore full functionality to the Company’s technology or other operating systems in the event of an unforeseen event which could affect the Company’s ability to process and settle client transactions. Moreover, instances of fraud or other misconduct, including improper use or disclosure of confidential client, employee, or company information, might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that the Company will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of its vendors or other third parties.

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

-  9  -

THE CHARLES SCHWAB CORPORATION

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

When clients purchase securities on margin or trade options or futures, the Company is subject to the risk that clients may default on their obligations when the value of the securities and cash in their accounts falls below the amount of clients’ indebtedness. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses.

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

Loss of value of securities available for sale and securities held to maturity can negatively affect earnings if management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment exists is a matter of judgment, which includes the assessment of several factors. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.” If management determines that a security is other-than-temporarily impaired, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Certain securities available for sale experienced continued credit deterioration in 2014, which resulted in impairment charges. Deterioration in the performance of securities available for sale and securities held to maturity could result in the recognition of future impairment charges.

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

-  10  -

THE CHARLES SCHWAB CORPORATION

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

-  11  -

THE CHARLES SCHWAB CORPORATION

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

-  12  -

THE CHARLES SCHWAB CORPORATION

The Company’s industry is characterized by aggressive price competition.

The Company continually monitors its pricing in relation to competitors and periodically adjusts trade commission rates, interest rates on deposits and loans, fees for advisory services, and other fee structures to enhance its competitive position. Increased price competition from other financial services firms, such as reduced commissions to attract trading volume or higher deposit rates to attract client cash balances, could impact the Company’s results of operations and financial condition. To the extent that any of our competitors acquires or is acquired by another institution, that firm may be able to offer products and services at lower prices and/or promote those products and services more aggressively.

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

The Company’s stock price can be volatile. Among the factors that may affect the volatility of the Company’s stock price are the following:

•

speculation in the investment community or the press about, or actual changes in, the Company’s competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, expense discipline, or strategic transactions;

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

Item 1B.	Unresolved Securities and Exchange Commission Staff Comments

None.

-  13  -

THE CHARLES SCHWAB CORPORATION

Item 2.	Properties

A summary of the Company’s significant locations at December 31, 2014, is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate office space:
San Francisco, CA (1)	772	-
Service and other office space:
Denver, CO (2)	247	527
Phoenix, AZ (2)	37	669
Indianapolis, IN	-	274
Austin, TX	258	-
Orlando, FL	148	-
Richfield, OH	-	117
El Paso, TX	-	105

(1)	Includes the Company’s headquarters.
(2)	Includes two data centers.

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

Item 4.	Mine Safety Disclosures

Not applicable.

-  14  -

THE CHARLES SCHWAB CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 30,  2015, was 6,869. The closing market price per share on that date was $25.98.

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

December 31,	2009	2010	2011	2012	2013	2014
The Charles Schwab Corporation	$100	$92	$62	$80	$147	$172
Dow Jones U.S. Investment Services Index	$100	$103	$67	$86	$138	$158
Standard & Poor’s 500 Index	$100	$115	$117	$136	$180	$205

-  15  -

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2014:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average	as Part of Publicly	May Yet be Purchased
	Shares Purchased	Price Paid	Announced Program (1)	under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
October:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	21	$29.21	N/A	N/A
November:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	1,132	$28.59	N/A	N/A
December:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	5	$28.00	N/A	N/A
Total:
Share Repurchase Program (1)	-	$-	-	$596
Employee transactions (2)	1,158	$28.60	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the fourth quarter. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.

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

-  16  -

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year (1)	1-Year
	2010-2014	2013-2014	2014	2013	2012	2011	2010
Results of Operations
Net revenues	9%	11%	$6,058	$5,435	$4,883	$4,691	$4,248
Expenses excluding interest	3%	6%	$3,943	$3,730	$3,433	$3,299	$3,469
Net income	31%	23%	$1,321	$1,071	$928	$864	$454
Net income available to common stockholders	29%	25%	$1,261	$1,010	$883	$864	$454
Basic earnings per common share	26%	23%	$.96	$.78	$.69	$.70	$.38
Diluted earnings per common share	26%	22%	$.95	$.78	$.69	$.70	$.38
Dividends declared per common share	-	-	$.24	$.24	$.24	$.24	$.24
Weighted-average common shares outstanding — diluted	2%	2%	1,315	1,293	1,275	1,229	1,194
Asset management and administration fees as a
percentage of net revenues			42%	43%	42%	41%	43%
Net interest revenue as a percentage of net revenues			38%	36%	36%	37%	36%
Trading revenue as a percentage of net revenues (2)			15%	17%	18%	20%	20%
Effective income tax rate			37.5%	37.2%	36.0%	37.9%	41.7%
Capital expenditures — purchases of equipment,
office facilities, and property, net	34%	50%	$404	$269	$138	$190	$127
Capital expenditures, net of disposals, as a
percentage of net revenues			7%	5%	3%	4%	3%
Performance Measures
Net revenue growth			11%	11%	4%	10%	1%
Pre-tax profit margin			34.9%	31.4%	29.7%	29.7%	18.3%
Return on average common stockholders’ equity (3)			12%	11%	11%	12%	8%
Financial Condition (at year end)
Total assets	14%	8%	$154,642	$143,642	$133,617	$108,553	$92,568
Long-term debt	(1)%	-	$1,899	$1,903	$1,632	$2,001	$2,006
Stockholders’ equity (4)	17%	14%	$11,803	$10,381	$9,589	$7,714	$6,226
Assets to stockholders’ equity ratio			13	14	14	14	15
Long-term debt to total financial capital
(long-term debt plus stockholders’ equity)			14%	15%	15%	21%	24%
Employee Information
Full-time equivalent employees (in thousands,
at year end)	3%	6%	14.6	13.8	13.8	14.1	12.8

(1)	The compounded 4-year growth rate is computed using the following formula: Compound annual growth rate = (Ending Value / Beginning Value) .25 - 1.
(2)	Trading revenue includes commission and principal transaction revenues.
(3)	Return on average common stockholders’ equity is calculated using net income available to common stockholders divided by average common stockholders’ equity.
(4)

In 2012, the Company issued non-cumulative perpetual preferred stock, Series B, for a total liquidation preference of $485 million and non-cumulative perpetual preferred stock, Series A, with a total liquidation preference of $400 million.

-  17  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•	the Company’s ability to pursue its business strategy and maintain its market leadership position (see “Part I – Item 1. – Business – Business Strategy and Competitive Environment”);
•	the expected impact of the new regulatory capital and LCR rules (see “Part I – Item 1A. – Risk Factors” and “Current Market and Regulatory Environment and Other Developments”);
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

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources – Capital Expenditures”);
•	the impact of the revised underwriting criteria on the credit quality of the Company’s mortgage portfolio (see “Risk Management – Credit Risk”);
•	the impact of changes in management’s estimates on the Company’s results of operations (see “Critical Accounting Estimates”);
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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	adverse developments in litigation or regulatory matters;
•	the extent of any charges associated with litigation and regulatory matters;

-  18  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	amounts recovered on insurance policies;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner, including Schwab Intelligent Portfolios™;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	investment, structural and capital adjustments made by the Company in connection with the new LCR rule;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the extent to which past performance of the Company’s mortgage portfolio is indicative of future performance;
•	the level of the Company’s stock repurchase activity;
•	the level of brokerage client cash balances and deposits from banking clients;
•	the availability and terms of external financing;
•	capital needs and management;
•	timing and amount of severance and other costs related to reducing the Company’s San Francisco footprint;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees;
•	acquisition integration costs;
•	the timing and impact of changes in the Company’s level of investments in buildings, land, and leasehold improvements;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations; and
•	client use of the Company’s investment advisory services and other products and services.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in this Annual Report on Form 10-K, including “Item 1A – Risk Factors.”

-  19  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management of the Company focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that net revenue growth, pre-tax profit margin, earnings per common share, and return on common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns within the context of a given operating environment. Expenses excluding interest as a percentage of average client assets is considered by management to be a measure of operating efficiency. Results for the years ended December 31, 2014, 2013,  and 2012 are:

	Growth Rate
	1-Year
Year Ended December 31,	2013-2014	2014	2013	2012
Client Metrics:
Net new client assets (1) (in billions)	N/M	$124.8	$41.6	$139.7
Client assets (2) (in billions, at year end)	10%	$2,463.6	$2,249.4	$1,951.6
New brokerage accounts (3) (in thousands)	1%	972	960	900
Active brokerage accounts (4) (in thousands, at year end)	3%	9,386	9,093	8,787
Assets receiving ongoing advisory services (5)
(in billions, at year end)	12%	$1,228.1	$1,101.4	$915.2
Client cash as a percentage of client assets (6)
(at year end)		12.3%	13.1%	14.7%
Company Financial Metrics:
Net revenues	11%	$6,058	$5,435	$4,883
Expenses excluding interest	6%	3,943	3,730	3,433
Income before taxes on income	24%	2,115	1,705	1,450
Taxes on income	25%	794	634	522
Net income	23%	$1,321	$1,071	$928
Preferred stock dividends	(2)%	60	61	45
Net income available to common stockholders	25%	$1,261	$1,010	$883
Earnings per common share – diluted	22%	$.95	$.78	$.69
Net revenue growth from prior year		11%	11%	4%
Pre-tax profit margin		34.9%	31.4%	29.7%
Return on average common stockholders’ equity (7)		12%	11%	11%
Expenses excluding interest as a percentage of
average client assets		0.17%	0.18%	0.19%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric, along with core net new assets, depicts how well the Company’s products and services appeal to new and existing clients. Core net new assets totaled $124.8 billion, $140.8 billion, and $112.4 billion in 2014, 2013, and 2012, respectively. See below for items excluded from core net new assets.

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

(6)

Client cash as a percentage of client assets includes Schwab One®, certain cash equivalents, deposits from banking clients and money market fund balances, as a percentage of client assets. This measure is an indicator of clients’ engagement in the fixed income and equity markets.

(7)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

N/M Not meaningful.

-  20  -

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

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based advisory solutions. Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources, the majority of which is derived from client cash balances. Asset management and administration fees and net interest revenue are impacted by securities valuations, interest rates, the amount and mix of interest-earning assets and interest-bearing funding sources, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue primarily from trading activity in client fixed income securities. Trading revenue is impacted by trading volumes, the volatility of prices in the equity and fixed income markets, and commission rates.

2014 Compared to 2013

The Company operated in an environment of mixed market conditions during 2014 compared to 2013, as the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average showed periods of volatility before ending the year up 13%, 11%, and 8%, respectively. The federal funds target rate remained unchanged at a range of zero to 0.25% during 2014. The average 10-year Treasury yield increased by 20 basis points to 2.53% during 2014 compared to 2013, while the yield ended the year down 86 basis points to 2.17%. In the same period, the average three-month Treasury Bill yield decreased by 3 basis points to 0.02%.

The Company’s steady focus on serving investor needs through its full-service investing model continued to drive growth during 2014. Total client assets ended the year at $2.46 trillion, up 10% from 2013, reflecting net new client assets of $124.8 billion and a rising equity market environment. In addition, the Company added almost 1 million new brokerage accounts to its client base during 2014. Active brokerage accounts reached 9.4 million in 2014, up 3% from 2013.

As a result of the Company’s strong key client activity metrics, the Company achieved a pre-tax profit margin of 34.9% in 2014. Overall, net income increased by 23% in 2014 from 2013 and the return on average common stockholders’ equity was 12% in 2014.

Overall, net revenues increased by 11% in 2014 from 2013, primarily due to increases in net interest revenue, asset management and administration fees, and other revenue – net. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased due to fees from mutual fund services, advice solutions, and other asset management and administration services. Other revenue – net increased primarily due to a net insurance settlement of $45 million, net litigation proceeds of $28 million related to the Company’s non-agency residential mortgage-backed securities portfolio, and increases in order flow revenue.

Expenses excluding interest increased by 6% in 2014 from 2013 primarily due to an increase in compensation and benefits expense as a result of a charge of $68 million for estimated future severance benefits resulting from changes in the Company’s geographic footprint and an increase in professional services expense.

-  21  -

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

Expenses excluding interest increased by 9% in 2013 from 2012 primarily due to increases in compensation and benefits, professional services, advertising and market development, and other expense. Compensation and benefits expense increased in 2013 from 2012 primarily due to higher incentive compensation relating to the transition to a new payout schedule for field incentive plans, increased individual sales performance compensation as a result of field sales volume, increased and accelerated health savings account (HSA) contributions, equity incentive plan changes to vesting for retirement-eligible employees, and increased funding for the corporate bonus plan commensurate with achieving higher earnings per common share. Advertising and market development expense increased primarily due to investment in the Company’s new advertising and branding initiative, Own your tomorrow™.

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

In July 2013, the U.S. banking agencies issued regulatory capital rules that implemented BASEL III and relevant provisions of the Dodd-Frank Act (Final Regulatory Capital Rules), which are applicable to savings and loan holding companies, such as CSC, and federal savings banks, such as Schwab Bank. The implementation of the rules began on January 1, 2015. The

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

The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets were effective beginning January 1, 2015. The required minimum capital conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Regulatory Capital Rules provide that the failure to maintain the minimum capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers.

In September 2014, the Federal Reserve, in collaboration with the OCC and the FDIC, issued a rule implementing a quantitative liquidity requirement generally consistent with the LCR standard established by Basel III. The LCR applies to all internationally active banking organizations. The Federal Reserve also issued a modified LCR that applies to the Company. Under the modified LCR, a depository institution holding company is required to maintain high-quality liquid assets in an amount related to its total estimated net cash outflows over a prospective period. The modified LCR will be phased in beginning on January 1, 2016, with a minimum requirement of 90%, increasing to 100% at January 1, 2017. The Company is currently evaluating the impact of the final rule but does not expect a material impact to the Company’s business, financial condition, and results of operations.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of individual non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012, and July 24, 2012, the court denied defendants’ motions to dismiss the claims and discovery is proceeding. To date, the Company has realized $28 million in net settlement proceeds on such claims, and an initial trial date relating to certain of the defendants who remain in the case is set for August 2015.

-  23  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion is an analysis of the Company’s results of operations for the years ended December 31, 2014, 2013,  and 2012.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue remained relatively flat in 2014 as compared to 2013. Asset management and administration fees, net interest revenue, and trading revenue all increased in 2013 as compared to 2012.

Year Ended December 31,		2014		2013		2012
			% of		% of		% of
	Growth Rate		Total Net		Total Net		Total Net
	2013-2014	Amount	Revenues	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	2%	$957		$936		$891
Fee waivers	11%	(751)		(674)		(587)
Schwab money market funds after fee waivers	(21)%	206	3%	262	5%	304	6%
Equity and bond funds	22%	192	3%	157	3%	125	3%
Mutual Fund OneSource®	8%	839	14%	774	14%	680	14%
Total mutual fund service fees	4%	1,237	20%	1,193	22%	1,109	23%
Advice solutions	17%	840	14%	718	13%	580	12%
Other	13%	456	8%	404	8%	354	7%
Asset management and administration fees	9%	2,533	42%	2,315	43%	2,043	42%
Net interest revenue
Interest revenue	14%	2,374	39%	2,085	38%	1,914	39%
Interest expense	(3)%	(102)	(1)%	(105)	(2)%	(150)	(3)%
Net interest revenue	15%	2,272	38%	1,980	36%	1,764	36%
Trading revenue
Commissions	(1)%	857	14%	864	16%	816	17%
Principal transactions	2%	50	1%	49	1%	52	1%
Trading revenue	(1)%	907	15%	913	17%	868	18%
Other – net	45%	343	5%	236	4%	256	5%
Provision for loan losses	N/M	4	-	1	-	(16)	-
Net impairment losses on securities	(90)%	(1)	-	(10)	-	(32)	(1)%
Total net revenues	11%	$6,058	100%	$5,435	100%	$4,883	100%

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

Asset management and administration fees increased by $218 million, or 9%, in 2014 from 2013 due to fees from mutual fund services, advice solutions, and other asset management and administration services. Asset management and

-  24  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

administration fees increased by $272 million, or 13%, in 2013 from 2012 primarily due to fees from mutual fund services and advice solutions.

Mutual fund service fees increased by $44 million, or 4%, in 2014 from 2013 and by $84 million, or 8%, in 2013 from 2012,  due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of continued low yields on fund assets.

Advice solutions fees increased by $122 million, or 17%, in 2014 from 2013 due to growth in client assets enrolled in advisory offers, including Schwab Private Client™, ThomasPartners®, and Schwab Managed Portfolios™.  Advice solutions fees increased by $138 million, or 24%, in 2013 from 2012 primarily due to growth in client assets enrolled in advisory offers, including Windhaven®, Schwab Private Client™, and ThomasPartners®.

Other asset management and administration fees increased by $52 million, or 13%, in 2014 from 2013 and $50 million, or 14%, in 2013 from 2012 primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds.

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

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$7,179	$16	0.22%	$6,943	$16	0.23%	$7,130	$18	0.25%
Cash and investments segregated	20,268	24	0.12%	25,419	35	0.14%	25,263	46	0.18%
Broker-related receivables (1)	325	-	0.09%	377	-	0.04%	351	-	0.04%
Receivables from brokerage clients	13,778	482	3.50%	11,800	434	3.68%	10,928	446	4.08%
Securities available for sale (2)	52,057	546	1.05%	49,114	557	1.13%	39,745	583	1.47%
Securities held to maturity	32,361	828	2.56%	24,915	610	2.45%	15,371	397	2.58%
Loans to banking clients	12,906	355	2.75%	11,758	329	2.80%	10,053	309	3.07%
Loans held for sale	-	-	-	-	-	-	18	1	4.12%
Total interest-earning assets	138,874	2,251	1.62%	130,326	1,981	1.52%	108,859	1,800	1.65%
Other interest revenue		123			104			114
Total interest-earning assets	$138,874	$2,374	1.71%	$130,326	$2,085	1.60%	$108,859	$1,914	1.76%
Funding sources:
Deposits from banking clients	$95,842	$30	0.03%	$85,465	$31	0.04%	$65,546	$42	0.06%
Payables to brokerage clients	26,731	2	0.01%	30,258	3	0.01%	29,831	3	0.01%
Long-term debt	1,901	73	3.84%	1,751	69	3.94%	1,934	103	5.33%
Total interest-bearing liabilities	124,474	105	0.08%	117,474	103	0.09%	97,311	148	0.15%
Non-interest-bearing funding sources	14,400			12,852			11,548
Other interest expense (3)		(3)			2			2
Total funding sources	$138,874	$102	0.07%	$130,326	$105	0.08%	$108,859	$150	0.14%
Net interest revenue		$2,272	1.64%		$1,980	1.52%		$1,764	1.62%

(1)	Interest revenue was less than $500,000 in the periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.

Net interest revenue increased in 2014 from 2013 primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio, and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. The growth in the average balance of deposits from banking clients funded the increase in the balances of securities held to maturity and securities available for sale.

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

Trading revenue remained relatively flat in 2014 from 2013. Trading revenue increased by $45 million, or 5%, in 2013 from 2012 primarily due to higher daily average revenue trades and two additional trading days in 2013.

Daily average revenue trades were relatively flat in 2014 from 2013 primarily due to a higher volume of equity trades, offset by a lower volume of mutual fund trades. Daily average revenue trades increased by 4% in 2013 from 2012 primarily due to a higher volume of equity and mutual fund trades, partially offset by a lower volume of future and option trades. Average revenue per revenue trade remained relatively flat from 2012 to 2014.

	Growth Rate
Year Ended December 31,	2013-2014	2014	2013	2012
Daily average revenue trades (1) (in thousands)	1%	298.2	295.0	282.7
Clients’ daily average trades (2) (in thousands)	5%	516.8	490.5	440.9
Number of trading days (3)	-	250.5	250.5	248.5
Average revenue per revenue trade	(1)%	$12.13	$12.31	$12.35

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
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

Other revenue – net increased by $107 million, or 45%, in 2014 compared to 2013 primarily due to a net insurance settlement of $45 million, net litigation proceeds of $28 million related to the Company’s non-agency residential mortgage-backed securities portfolio, and increases in order flow revenue.

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

Provision for Loan Losses

The provision for loan losses decreased by $3 million in 2014, from $(1) million to $(4) million in 2013 and 2014, respectively, primarily due to improved residential real estate mortgage and HELOC credit quality in the Company’s loan portfolio. Charge-offs were $5 million, $11 million, and $16 million in 2014, 2013,  and 2012, respectively. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Loans to Banking Clients and Related Allowance for Loan Losses.”

Net Impairment Losses on Securities

Net impairment losses on securities were $1 million, $10 million, and $32 million in 2014, 2013,  and 2012, respectively. These charges were lower in 2014 compared to 2013, reflecting a stabilization of the credit characteristics of certain non-agency residential mortgage-backed securities’ underlying loans. For further discussion, see “Item 8 – Financial Statements

-  27  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

and Supplementary Data – Notes to Consolidated Financial Statements – 5. Securities Available for Sale and Securities Held to Maturity.”

Expenses Excluding Interest

As shown in the table below, expenses excluding interest were higher in 2014 compared to 2013 primarily due to increases in compensation and benefits and professional services expense. Expenses excluding interest were higher in 2013 compared to 2012 primarily due to increases in compensation and benefits, professional services, advertising and market development, and other expense.

	Growth Rate
Year Ended December 31,	2013-2014	2014	2013	2012
Compensation and benefits	8%	$2,184	$2,027	$1,803
Professional services	10%	457	415	388
Occupancy and equipment	5%	324	309	311
Advertising and market development	(5)%	245	257	241
Communications	1%	223	220	220
Depreciation and amortization	(1)%	199	202	196
Other	4%	311	300	274
Total expenses excluding interest	6%	$3,943	$3,730	$3,433
Expenses as a percentage of total net revenues:
Compensation and benefits		36%	37%	37%
Advertising and market development		4%	5%	5%

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

The following table shows a comparison of certain compensation and benefits components and employee data:

	Growth Rate
Year Ended December 31,	2013-2014	2014	2013	2012
Salaries and wages	12%	$1,245	$1,110	$1,043
Incentive compensation	1%	605	599	466
Employee benefits and other	5%	334	318	294
Total compensation and benefits expense	8%	$2,184	$2,027	$1,803
Full-time equivalent employees (in thousands) (1)
At year end	6%	14.6	13.8	13.8
Average	2%	14.2	13.9	13.8

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in 2014 from 2013 primarily due to a $68 million charge in 2014 for estimated future severance benefits resulting from changes in the Company’s geographic footprint and due to annual salary increases. Incentive compensation was relatively flat in 2014 from 2013 primarily due to an increase in discretionary bonus costs, offset by higher 2013 expense related to a new payout schedule for field incentive plans.

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

Expenses Excluding Compensation and Benefits

Professional services expense increased in 2014 from 2013 primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants. Professional services expense increased in 2013 from 2012 primarily due to an increase in fees paid to outsourced service providers and consultants and higher spending on printing and fulfillment services.

Occupancy and equipment expense increased in 2014 from 2013 primarily due to an increase in software maintenance expense relating to the Company’s information technology systems. Occupancy and equipment expense was relatively flat in 2013 compared to 2012.

Advertising and market development expense decreased in 2014 from 2013 primarily due to production costs incurred in 2013 relating to the development of the Company’s advertising and branding initiative, Own your tomorrowTM, partially offset by higher 2014 spending on customer promotions. Advertising and market development expense increased in 2013 from 2012 primarily due to higher spending on media relating to the launch of the Company’s new advertising and branding initiative, Own your tomorrowTM.

Other expense increased in 2014 from 2013 primarily due to an increase in travel costs as a result of increased employee headcount and travel. Other expense increased in 2013 from 2012 primarily due to an increase in regulatory assessments.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.5% in 2014,  37.2% in 2013, and 36.0% in 2012.  The increase in 2014 from 2013 was primarily due to the impact of a non-recurring state tax benefit of $4 million from 2013. The increase in 2013 from 2012 was primarily due to the impact of a non-recurring state tax benefit of $20 million in 2012, partially offset by the recognition of the additional state tax benefit of $4 million in 2013.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services				Advisor Services
	Growth Rate				Growth Rate
Year Ended December 31,	2013-2014	2014	2013	2012	2013-2014	2014	2013	2012
Net Revenues
Asset management and
administration fees	9%	$1,775	$1,627	$1,436	10%	$758	$689	$607
Net interest revenue	16%	2,030	1,756	1,559	8%	242	224	205
Trading revenue	-	618	621	612	(1)%	289	292	255
Other – net	24%	221	178	123	25%	71	57	62
Provision for loan losses	N/M	4	1	(15)	-	-	-	(1)
Net impairment losses
on securities	(89)%	(1)	(9)	(29)	(100)%	-	(1)	(3)
Total net revenues	11%	4,647	4,174	3,686	8%	1,360	1,261	1,125
Expenses Excluding
Interest	3%	2,974	2,899	2,693	8%	901	831	739
Income before taxes
on income	31%	$1,673	$1,275	$993	7%	$459	$430	$386

	Unallocated				Total
	Growth Rate				Growth Rate
Year Ended December 31,	2013-2014	2014	2013	2012	2013-2014	2014	2013	2012
Net Revenues
Asset management and
administration fees	N/M	$-	$(1)	$-	9%	$2,533	$2,315	$2,043
Net interest revenue	N/M	-	-	-	15%	2,272	1,980	1,764
Trading revenue	N/M	-	-	1	(1)%	907	913	868
Other – net	N/M	51	1	71	45%	343	236	256
Provision for loan losses	N/M	-	-	-	N/M	4	1	(16)
Net impairment losses
on securities	N/M	-	-	-	(90)%	(1)	(10)	(32)
Total net revenues	N/M	51	-	72	11%	6,058	5,435	4,883
Expenses Excluding
Interest	N/M	68	-	1	6%	3,943	3,730	3,433
Income before taxes
on income	N/M	$(17)	$-	$71	24%	$2,115	$1,705	$1,450

N/M Not meaningful.

Investor Services

Net revenues increased by $473 million, or 11%, in 2014 from 2013 primarily due to increases in net interest revenue, asset management and administration fees, and other revenue – net. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio, and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Asset management and administration fees increased due to fees from mutual fund services, advice solutions, and other asset management and administration services. Mutual fund service fees increased due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of continued low yields on fund assets. Advice solution fees increased due to growth in client assets enrolled in advisory offers. Other asset management and administration fees increased primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds. Other revenue – net increased primarily due to litigation proceeds related to the Company’s non-agency residential mortgage-backed securities portfolio and increases in

-  30  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

order flow revenue. Expenses excluding interest increased by $75 million, or 3%, in 2014 from 2013 primarily due to increases in compensation and benefits and professional services expense, partially offset by a decrease in advertising and market development expense.

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

Advisor Services

Net revenues increased by $99 million, or 8%, in 2014 from 2013 primarily due to an increase in asset management and administration fees, net interest revenue, and other revenue – net. Asset management and administration fees increased due to fees from mutual fund services, advice solutions, and other asset management and administration services. Mutual fund service fees increased due to growth in client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds, partially offset by a decrease in net money market mutual fund fees as a result of continued low yields on fund assets. Advice solutions fees increased due to growth in client assets enrolled in advisory offers. Other asset management and administration fees increased primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio, and the effect higher average interest rates on securities held to maturity had on the Company’s average net interest margin. Other revenue – net increased primarily due to increases in order flow revenue. Expenses excluding interest increased by $70 million, or 8%, in 2014 from 2013 primarily due to increases in compensation and benefits and professional services expense.

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

Unallocated

Other revenue – net in 2014 includes a net insurance settlement of $45 million.

Other revenue – net in 2012 includes a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute.

Expenses excluding interest increased in 2014 from 2013 as a result of a charge of $68 million in the third quarter of 2014 for estimated future severance benefits resulting from changes in the Company’s geographic footprint.

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

CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. At December 31, 2014,  CSC’s Tier 1 Leverage Ratio was 6.9%, Tier 1 Capital Ratio was 18.0%, and Total Capital Ratio was 18.1%. Prior to January 1, 2015, CSC, as a savings and loan holding company, was not subject to specific statutory capital requirements. Beginning on January 1, 2015, CSC is subject to new capital requirements set by the Federal Reserve.

The following are details of CSC’s long-term debt:

	Par				Standard
December 31, 2014	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$1,581	2015 – 2022	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2014. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

-  32  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2015. This facility replaced a similar facility that expired in June 2014 and both facilities were unused during 2014. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, excluding accumulated other comprehensive income. At December 31, 2014, the minimum level of stockholders’ equity required under this facility was $7.8 billion (CSC’s stockholders’ equity, excluding accumulated other comprehensive income, at December 31, 2014, was $11.6 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to certain of the uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during 2014.

In addition, Schwab provided CSC with a $1.0 billion credit facility, which was scheduled to expire in December 2014. Schwab terminated this credit facility in July 2014.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $32.0 billion and $33.2 billion at December 31, 2014 and 2013, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2014, Schwab’s net capital was $1.6 billion (10% of aggregate debit balances), which was $1.2 billion in excess of its minimum required net capital and $739 million in excess of 5% of aggregate debit balances.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $83 million at December 31, 2014, is being reduced by a portion of the lease payments over the remaining lease term of ten years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of banks. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earnings investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for three days in 2014, with average daily amounts borrowed of $25 million. There were no borrowings outstanding under these lines at December 31, 2014.

-  33  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at December 31, 2014.  There were no funds drawn under any of these LOCs during 2014. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2016. The amount outstanding under this facility at December 31, 2014, was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility. In December 2014, CSC and Schwab agreed to extend the expiration date of this facility from December 2014 to December 2017. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at December 31, 2014.

Schwab Bank

Schwab Bank’s liquidity needs are met through deposits from banking clients and equity capital.

Deposits from banking clients at December 31, 2014 were $102.8 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage accounts that is swept into deposit accounts at Schwab Bank. At December 31, 2014, these balances totaled $82.1 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Beginning on January 1, 2015, Schwab Bank is subject to new capital requirements set by the OCC. Based on its regulatory capital ratios at December 31, 2014, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$7,700	22.1%	$2,095	6.0%	$1,397	4.0%
Total Risk-Based Capital	$7,744	22.2%	$3,492	10.0%	$2,793	8.0%
Tier 1 Leverage	$7,700	6.9%	$5,548	5.0%	$4,438	4.0%
Tangible Equity	$7,700	6.9%	N/A		$2,219	2.0%

N/A Not applicable.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At December 31, 2014, $2.3 billion was available under this arrangement. There were no funds drawn under this arrangement during 2014.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At December 31, 2014, $9.0 billion was available under this facility. There were no funds drawn under this facility during 2014.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $942 million at December 31, 2014. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc., is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2014, optionsXpress Inc.’s net capital was $123 million (38% of aggregate debit balances), which was $117 million in excess of its minimum required net capital and $107 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At December 31, 2014, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at December 31, 2014. There were no funds drawn under this LOC during 2014.

CSC provides optionsXpress, Inc. with a $200 million credit facility. In December 2014, CSC and optionsXpress, Inc. agreed to extend the expiration date of this facility from December 2014 to December 2016. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at December 31, 2014.

optionsXpress has a term loan with CSC, of which $12 million was outstanding at December 31, 2014, and it matures in December 2017.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on optimizing the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2014 was $13.7 billion, up $1.4 billion, or 12%, from December 31, 2013.

Long-term Debt

At December 31, 2014, the Company had long-term debt of $1.9 billion, or 14% of total financial capital, that bears interest at a weighted-average rate of 3.60%. At December 31, 2013, the Company had long-term debt of $1.9 billion, or 15% of total financial capital. On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its Shelf Registration Statement. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually. The Company repaid $6 million of other long-term debt in 2014. For further discussion of the Company’s long-term debt, see “Liquidity and Capital Resources – Liquidity” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Borrowings.”

Capital Expenditures

The Company’s capital expenditures were $405 million (7% of net revenues) and $270 million (5% of net revenues) in 2014 and 2013, respectively. Capital expenditures in 2014 were primarily for buildings and land relating to changes in the Company’s geographic footprint, developing internal-use software, and software and equipment relating to the Company’s information technology systems. Capital expenditures in 2013 were primarily for buildings and land, capitalized costs for developing internal-use software, and software and equipment relating to the Company’s information technology systems. Capitalized costs for developing internal-use software were $81 million and $74 million in 2014 and 2013, respectively.

Management currently anticipates that 2015 capital expenditures will be approximately 15%  lower than 2014 primarily due to decreased spending on buildings and furniture and equipment.  A majority of this decrease is due to the construction of the Company’s new office campus in Denver, Colorado in 2014. As in recent years, the Company adjusts its capital expenditures periodically as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Dividends

CSC paid common stock cash dividends of $316 million ($0.24 per share) and $311 million ($0.24 per share) in 2014 and 2013, respectively. Since the initial dividend in 1989, CSC has paid 103 consecutive quarterly dividends and has increased the quarterly dividend rate 19 times, resulting in a  21% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, the Company currently targets its common stock cash dividend at approximately 20% to 30% of net income.

CSC paid Series A Preferred Stock cash dividends of $28 million ($70.00 per share) in 2014 and 2013, respectively. CSC paid Series B Preferred Stock cash dividends of $29 million ($60.00 per share) in 2014 and 2013, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in 2014 or 2013. As of December 31, 2014, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

Business Acquisition

On December 14, 2012, the Company acquired ThomasPartners, Inc., a growth and dividend income-focused asset management firm, for $85 million in cash.

-  36  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

For more information on this acquisition, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 24. Business Acquisition.”

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For information on each of these arrangements, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingencies and 15. Financial Instruments Subject to Off-Balance Sheet Credit Risk or Concentration Risk.”

Contractual Obligations

The Company’s principal contractual obligations as of December 31, 2014, are shown in the following table. Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation).

	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total
Credit-related financial instruments (1)	$868	$915	$3,119	$2,063	$6,965
Long-term debt (2)	414	373	360	1,013	2,160
Leases (3)	95	162	107	162	526
Purchase obligations (4)	165	210	37	230	642
Total	$1,542	$1,660	$3,623	$3,468	$10,293

(1)	Represents Schwab Bank’s commitments to extend credit to banking clients and purchase mortgage loans.
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
•

Operational Risk Oversight Committee, which provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes the following sub-committees:

o	Client Fiduciary Risk Sub-Committee, which provides oversight of fiduciary risk throughout the Company;
o	Information Security and Privacy Sub-Committee, which provides oversight of the information security and privacy programs and policies;
o	Model Governance Sub-Committee, which provides oversight of model risk throughout the Company; and the
o	Vendor Management Sub-Committee, which provides oversight of the Company’s vendor management and outsourcing program and policies.

Senior management has also created an Incentive Compensation Risk Oversight Committee, which establishes policy and provides oversight of incentive compensation risk. The committee reviews and approves the Annual Risk Assessment of incentive compensation plans, and reports directly to the Board Compensation Committee.

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

Operational risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, cyber attacks, terrorist attacks, and natural disaster. Employee misconduct could include fraud and misappropriation of client or Company assets, improper use or disclosure of confidential client or Company information, and unauthorized activities, such as transactions exceeding acceptable risks or authorized limits. External fraud includes misappropriation of client or Company assets by third parties, including through unauthorized access to Company systems and data and client accounts. The frequency and sophistication of such fraud attempts continue to increase.

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

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. The Company’s direct exposure to credit risk mainly results from margin lending and client option and futures activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and other investing activities. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin, option, and futures requirements for certain securities. Collateral arrangements relating to margin loans, option positions, securities lending agreements, and resale agreements include provisions that require additional collateral in the event that market fluctuations result in declines in the value of collateral received. Additionally, for margin loan and securities lending agreements, collateral arrangements require that the fair value of such collateral exceeds the amounts loaned.

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include First Mortgages of $8.1 billion and HELOCs of $3.0 billion at December 31, 2014.

The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. In January 2014, the Company revised its First Mortgage underwriting criteria in conformance with the CFPB’s new guidance on Qualified Mortgage lending and a borrower’s ability to repay. Revisions were made to requirements affecting debt to income ratio, loan to value ratio, and liquid asset holdings. These revised underwriting criteria are not expected to have a material impact on the credit quality of the Company’s First Mortgage or HELOC portfolios. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At December 31, 2014, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

-  40  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

At December 31, 2014, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2014,  21% of HELOCs ($635 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 770 and 769 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At December 31, 2014, the weighted-average estimated current LTV ratios were 50% and 55% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At December 31, 2014, the weighted-average updated FICO scores were 773 and 769 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At December 31, 2014, $2.3 billion, or 79%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at December 31, 2014, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

December 31,	2014	2013
Loan delinquencies (1)	0.27%	0.48%
Nonaccrual loans	0.26%	0.39%
Allowance for loan losses	0.31%	0.39%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $54.8 billion and $34.7 billion at December 31, 2014, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, certificates of deposit, and treasury securities. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At December 31, 2014,  with the exception of certain non-agency residential mortgage-backed securities, all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher). In the fourth quarter of 2014, the Company sold $504 million of its non-agency residential mortgage-backed securities, resulting in a net realized loss of $8 million. The Company marked the remaining $15 million of these securities to market and recorded a $0.6 million other-than-temporary impairment charge in the fourth quarter. The decision was made to sell the securities in the fourth quarter as market valuations on these non-agency residential mortgage-backed securities became more consistent with actual performance. In addition, the Company has reached an initial settlement in legal claims it is pursuing to recover losses relating to certain of these securities.

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

The fair value of the Company’s investments in mortgage-backed securities totaled $53.8 billion at December 31, 2014. Of these, $52.5 billion were issued by U.S. agencies and $1.3 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in asset-backed securities totaled $19.4 billion at December 31, 2014. Of these, $11.7 billion were securities backed by student loans, the majority of which are guaranteed by the U.S. federal government. These asset-backed securities are included in securities available for sale.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $8.1 billion at December 31, 2014, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s loans to banking clients include $7.4 billion of adjustable rate First Mortgage loans at December 31, 2014. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 40% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

The Company’s HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin. HELOCs that convert to an amortizing loan may experience higher delinquencies and higher loss rates than those in the initial draw period. The Company’s allowance for loan loss methodology takes this increased inherent risk into consideration. The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2014	Balance
Converted to amortizing loan by period end	$307
Within 1 year	274
> 1 year – 3 years	356
> 3 years – 5 years	1,139
> 5 years	879
Total	$2,955

The Company also has exposure to concentration risk from its margin and securities lending and client option and futures activities collateralized by or referencing securities of a single issuer, an index, or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $10.4 billion at December 31, 2014.

-  42  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of December 31, 2014.

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

	Fair Value as of December 31, 2014
						United
	France	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$200	$-	$-	$-	$-	$-	$200
Securities available for sale	86	35	75	521	509	500	1,726
Total fair value	$286	$35	$75	$521	$509	$500	$1,926
Total amortized cost	$285	$35	$75	$520	$509	$500	$1,924
Maturities:
Overnight	$200	$-	$-	$-	$-	$-	$200
1 day – < 6 months	-	-	-	-	184	-	184
6 months – < 1 year	-	-	-	-	275	150	425
1 year – 2 years	-	-	-	371	50	200	621
> 2 years	86	35	75	150	-	150	496
Total fair value	$286	$35	$75	$521	$509	$500	$1,926

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At December 31, 2014, the Company had $224 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

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

Liquidity Risk

Liquidity risk arises from the inability to meet obligations when they come due without incurring unacceptable losses. It is the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. Limits and contingency funding scenarios have been established for the Company to support liquidity levels and quality during both expected and stressed scenarios. The Company seeks to maintain client confidence in its balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the firm to meet its obligations under both expected and stressed scenarios. See “Liquidity and Capital Resources” for additional detail on the Company’s liquidity requirements.

Compliance Risk

The Company faces significant compliance risk in its business, that is, the risk of legal or regulatory sanctions, fines or penalties, financial loss, or damage to reputation resulting from the failure to comply with laws, regulations, rules, or other regulatory requirements. Among other things, compliance risks relate to the suitability of client investments, conflicts of interest, disclosure obligations and performance expectations for Company products and services, supervision of employees, and the adequacy of the Company’s controls. The Company and its affiliates are subject to extensive regulation by federal, state and foreign regulatory authorities, including SROs. Such regulation is becoming increasingly extensive and complex, and regulatory proceedings and sanctions against financial services firms continue to increase.

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

The capital plan also considers the potential effects of a sudden and sustained systemic economic downturn, idiosyncratic events which are uniquely impactful to the Company, and sensitivity analyses applied to significant assumptions that are either quantitative or qualitative in nature. The comprehensive Capital Contingency Plan was developed by the Company to address the action plans for certain capital events with low probability, but high severity, that the Company might face. The Capital Contingency Plan is issued under the authority of the Asset-Liability Management and Pricing Committee and provides guidelines for sustained capital events. It does not specifically address every contingency, but is designed to provide a framework for responding to any capital stress.

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

When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data with a bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value and may obtain up to five prices on assets with higher risk of limited observable information, such as non-agency residential mortgage-backed securities. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2014 and 2013, the Company did not adjust prices received from the primary independent third-party pricing service.

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

-  45  -

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

The Company’s annual goodwill impairment testing date is April 1st. In testing for a potential impairment of goodwill on April 1, 2014,  management performed an assessment of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and concluded that goodwill was not impaired.

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

-  46  -

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

The allowance for personal loans secured by securities is established on a loan by loan basis. The market value of collateral pledged by borrowers is regularly reviewed to ensure the Company’s commitment to extend credit is over-collateralized. If collateral is in danger of falling below specified levels, the Company may reduce a borrower’s committed line or may liquidate collateral. At December 31, 2014 and 2013, the allowance for loan losses related to personal loans secured by securities was immaterial.

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

-  47  -

THE CHARLES SCHWAB CORPORATION

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company is also subject to market risk as a result of fluctuations in option and equity prices. The Company’s direct holdings of option and equity securities and its associated exposure to option and equity prices are not material. The Company is indirectly exposed to option, futures, and equity market fluctuations in connection with client option and futures accounts, securities collateralizing margin loans to brokerage customers, and customer securities loaned out as part of the Company’s securities lending activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with the Company. Additionally, the Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company.

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

-  48  -

THE CHARLES SCHWAB CORPORATION

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the years ended December 31, 2014 or 2013.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning December 31, 2014 and 2013.

December 31,	2014	2013
Increase of 100 basis points	11.8%	11.0%
Decrease of 100 basis points	(4.9)%	(4.5)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in 2014 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

-  49  -

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

-  50  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2014	2013	2012
Net Revenues
Asset management and administration fees	$2,533	$2,315	$2,043
Interest revenue	2,374	2,085	1,914
Interest expense	(102)	(105)	(150)
Net interest revenue	2,272	1,980	1,764
Trading revenue	907	913	868
Other — net	343	236	256
Provision for loan losses	4	1	(16)
Net impairment losses on securities (1)	(1)	(10)	(32)
Total net revenues	6,058	5,435	4,883
Expenses Excluding Interest
Compensation and benefits	2,184	2,027	1,803
Professional services	457	415	388
Occupancy and equipment	324	309	311
Advertising and market development	245	257	241
Communications	223	220	220
Depreciation and amortization	199	202	196
Other	311	300	274
Total expenses excluding interest	3,943	3,730	3,433
Income before taxes on income	2,115	1,705	1,450
Taxes on income	794	634	522
Net Income	1,321	1,071	928
Preferred stock dividends	60	61	45
Net Income Available to Common Stockholders	$1,261	$1,010	$883
Weighted-Average Common Shares Outstanding — Diluted	1,315	1,293	1,275
Earnings Per Common Share — Basic	$.96	$.78	$.69
Earnings Per Common Share — Diluted	$.95	$.78	$.69
Dividends Declared Per Common Share	$.24	$.24	$.24

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $1 million, $2 million, and $15 million recognized in other comprehensive income, net of less than $1 million,  $(8) million, and $(17) million reclassified from other comprehensive income in 2014, 2013, and 2012, respectively.

See Notes to Consolidated Financial Statements.

-  51  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2014	2013	2012
Net income	$1,321	$1,071	$928
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	255	(468)	470
Reclassification of impairment charges included in net
impairment losses on securities	1	10	32
Other reclassifications included in other revenue	(7)	(7)	(38)
Other	-	1	1
Other comprehensive income (loss), before tax	249	(464)	465
Income tax effect	(93)	175	(175)
Other comprehensive income (loss), net of tax	156	(289)	290
Comprehensive Income	$1,477	$782	$1,218

See Notes to Consolidated Financial Statements.

-  52  -

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2014	2013
Assets
Cash and cash equivalents	$11,363	$7,728
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $10,186 and $14,016 at December 31, 2014
and 2013, respectively)	20,781	23,553
Receivables from brokers, dealers, and clearing organizations	469	509
Receivables from brokerage clients — net	15,669	13,951
Other securities owned — at fair value	516	517
Securities available for sale	54,783	51,618
Securities held to maturity (fair value — $34,743 and $29,490 at December 31,
2014 and 2013, respectively)	34,389	30,318
Loans to banking clients — net	13,399	12,419
Equipment, office facilities, and property — net	1,039	790
Goodwill	1,227	1,227
Intangible assets — net	227	266
Other assets	780	746
Total assets	$154,642	$143,642
Liabilities and Stockholders’ Equity
Deposits from banking clients	$102,815	$92,972
Payables to brokers, dealers, and clearing organizations	2,004	1,467
Payables to brokerage clients	34,305	35,333
Accrued expenses and other liabilities	1,816	1,586
Long-term debt	1,899	1,903
Total liabilities	142,839	133,261
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation
preference of $885	872	869
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,050	3,951
Retained earnings	10,198	9,253
Treasury stock, at cost — 176,821,202 shares and 190,657,263 shares
at December 31, 2014 and 2013, respectively	(3,497)	(3,716)
Accumulated other comprehensive income	165	9
Total stockholders’ equity	11,803	10,381
Total liabilities and stockholders’ equity	$154,642	$143,642

See Notes to Consolidated Financial Statements.

-  53  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2014	2013	2012
Cash Flows from Operating Activities
Net income	$1,321	$1,071	$928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(4)	(1)	16
Net impairment losses on securities	1	10	32
Stock-based compensation	115	116	105
Depreciation and amortization	199	202	196
(Benefit) Provision for deferred income taxes	(25)	(21)	5
Premium amortization, net, on securities available for sale and securities held to maturity	125	162	222
Other	(7)	15	26
Originations of loans held for sale	-	-	(441)
Proceeds from sales of loans held for sale	-	-	513
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	2,772	4,916	(2,549)
Receivables from brokers, dealers, and clearing organizations	44	(175)	(104)
Receivables from brokerage clients	(1,725)	(496)	(2,391)
Other securities owned	1	119	(43)
Other assets	(30)	17	10
Payables to brokers, dealers, and clearing organizations	393	318	28
Payables to brokerage clients	(1,028)	(4,997)	4,950
Accrued expenses and other liabilities	196	400	(237)
Net cash provided by operating activities	2,348	1,656	1,266
Cash Flows from Investing Activities
Purchases of securities available for sale	(15,134)	(22,942)	(29,035)
Proceeds from sales of securities available for sale	6,556	6,167	3,336
Principal payments on securities available for sale	5,843	10,772	13,867
Purchases of securities held to maturity	(6,920)	(16,061)	(8,678)
Principal payments on securities held to maturity	2,687	3,895	5,453
Net increase in loans to banking clients	(1,016)	(1,634)	(978)
Purchase of equipment, office facilities, and property	(400)	(249)	(148)
Cash paid in business acquisitions	-	-	(80)
Other investing activities	(11)	2	3
Net cash used for investing activities	(8,395)	(20,050)	(16,260)
Cash Flows from Financing Activities
Net change in deposits from banking clients	9,843	13,595	18,523
Issuance of commercial paper	-	-	300
Repayment of commercial paper	-	(300)	-
Issuance of long-term debt	-	275	350
Repayment of long-term debt	(6)	(6)	(732)
Premium paid on debt exchange	-	-	(19)
Net proceeds from preferred stock offerings	-	-	863
Dividends paid	(373)	(368)	(337)
Proceeds from stock options exercised and other	189	258	35
Other financing activities	29	5	(5)
Net cash provided by financing activities	9,682	13,459	18,978
Increase (Decrease) in Cash and Cash Equivalents	3,635	(4,935)	3,984
Cash and Cash Equivalents at Beginning of Year	7,728	12,663	8,679
Cash and Cash Equivalents at End of Year	$11,363	$7,728	$12,663

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$103	$99	$143
Income taxes	$778	$624	$508
Non-cash investing activity:
Securities purchased during the year but settled after year end	$143	$81	$-
Non-cash financing activity:
Exchange of Senior Notes	$-	$-	$256

See Notes to Consolidated Financial Statements.

-  54  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Retained	Treasury Stock,	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	at cost	Income (Loss)	Total
Balance at December 31, 2011	$-	1,488	$15	$3,826	$7,978	$(4,113)	$8	$7,714
Net income	-	-	-	-	928	-	-	928
Other comprehensive income, net of tax	-	-	-	-	-	-	290	290
Issuance of preferred stock	863	-	-	-	-	-	-	863
Dividends declared on preferred stock	-	-	-	-	(43)	-	-	(43)
Dividends declared on common stock	-	-	-	-	(308)	-	-	(308)
Stock option exercises and other	-	-	-	(40)	-	76	-	36
Stock-based compensation and
related tax effects	-	-	-	98	-	-	-	98
Other	2	-	-	(3)	(1)	13	-	11
Balance at December 31, 2012	865	1,488	15	3,881	8,554	(4,024)	298	9,589
Net income	-	-	-	-	1,071	-	-	1,071
Other comprehensive loss, net of tax	-	-	-	-	-	-	(289)	(289)
Dividends declared on preferred stock	-	-	-	-	(57)	-	-	(57)
Dividends declared on common stock	-	-	-	-	(311)	-	-	(311)
Stock option exercises and other	-	-	-	(54)	-	314	-	260
Stock-based compensation and
related tax effects	-	-	-	119	-	-	-	119
Other	4	-	-	5	(4)	(6)	-	(1)
Balance at December 31, 2013	869	1,488	15	3,951	9,253	(3,716)	9	10,381
Net income	-	-	-	-	1,321	-	-	1,321
Other comprehensive income, net of tax	-	-	-	-	-	-	156	156
Dividends declared on preferred stock	-	-	-	-	(57)	-	-	(57)
Dividends declared on common stock	-	-	-	-	(316)	-	-	(316)
Stock option exercises and other	-	-	-	(53)	-	240	-	187
Stock-based compensation and
related tax effects	-	-	-	139	-	-	-	139
Other	3	-	-	13	(3)	(21)	-	(8)
Balance at December 31, 2014	$872	1,488	$15	$4,050	$10,198	$(3,497)	$165	$11,803

See Notes to Consolidated Financial Statements.

-  55  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

1.Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in wealth management, securities brokerage, banking, money management, and financial advisory services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with over 325 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFsTM.

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

2.Summary of Significant Accounting Policies

Asset management and administration fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, and are recognized as revenue over the period that the related service is provided, based upon average asset balances. The Company’s policy is to recognize revenue subject to refunds because management can estimate refunds based on Company specific experience. Actual refunds were not material as of December 31, 2014. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees from advisory offers that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as third-party mutual fund service fees, trust fees, 401(k) record keeping fees, and mutual fund clearing and other service fees.

In 2014, 2013,  and 2012, the Company waived a portion of its asset management fees earned from certain Schwab-sponsored money market mutual funds in order to provide a positive return to clients. Under agreements with these funds, the Company may recover such fee waivers depending on the future performance of the funds and approval by the boards of the respective funds until the third anniversary of the end of the fiscal year in which such fee waiver occurs, subject to certain limitations. Recoveries of previously-waived asset management fees are recognized as revenue when substantially all uncertainties about timing and amount of realization are resolved.

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

-  56  -

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

-  57  -

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

Loans to banking clients and related allowance for loan losses

Loans to banking clients are recorded at their contractual principal amounts and include unamortized direct origination costs or net purchase premiums. Additionally, loans are recorded net of an allowance for loan losses. The Company’s loan portfolio includes four loan segments: residential real estate mortgages, home equity loans and lines of credit (HELOC), personal loans secured by securities and other loans. Residential real estate mortgages include two loan classes: first mortgages and purchased first mortgages. Loan segments are defined as the level to which the Company disaggregates its loan portfolio when developing and documenting a methodology for determining the allowance for loan losses. A loan class is defined as a group of loans within a loan segment that has homogeneous risk characteristics.

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

-  58  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

loan-level simulation discussed above are calibrated to match a moving average of the delinquency roll rates actually experienced in the respective first lien residential real estate mortgage loan (First Mortgage) and HELOC portfolios. Loss severity estimates are based on the Company’s historical loss experience and market trends. The estimated loss severity (i.e. loss given default) used in the allowance for loan loss methodology for HELOC loans is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. As a result, the current state of house prices, including the decrease in general house prices experienced over the last several years, as well as the current state of delinquencies unique to the Company’s First Mortgage and HELOC portfolios, are considered in the allowance for loan loss methodology.

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

Goodwill

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. The Company’s annual impairment testing date is April 1st.  The Company can elect to qualitatively assess goodwill for

-  59  -

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

If the Company elects to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management estimates the fair values of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compares it to their carrying values. The estimated fair values of the reporting units are established using an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit, a market approach which compares each reporting unit to comparable companies in their respective industries, and a market capitalization analysis. Based on the Company’s analysis, fair value significantly exceeded the carrying value for all reporting units as of its annual testing date.

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

-  60  -

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

-  61  -

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

New Accounting Standards Not Yet Adopted

In January 2014, the Financial Accounting Standards Board (FASB) issued new guidance for creditors of consumer mortgage loans, which is effective January 1, 2015. The guidance clarifies when physical possession of a property underlying a consumer mortgage loan transfers to the creditor, and therefore when a loan receivable should be derecognized and the real estate property underlying the loan should be recognized. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements or earnings per common share (EPS).

In May 2014, the FASB issued new guidance on revenue recognition, which is effective January 1, 2017. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the timing of the transfer of goods or performance of services at an amount that reflects the expected consideration. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

3.Receivables from Brokerage Clients

Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $14.3 billion and $12.8 billion at December 31, 2014 and 2013, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. The average yield earned on margin loans was 3.50% and 3.68% in 2014 and 2013, respectively.

-  62  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2014	2013
Schwab Funds® money market funds	$224	$261
Equity and bond mutual funds	215	208
State and municipal debt obligations	51	32
Equity, U.S. Government and corporate debt, and other securities	26	16
Total other securities owned	$516	$517

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

5.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Securities available for sale:
Asset-backed securities	$19,320	$64	$18	$19,366
U.S. agency mortgage-backed securities	18,487	242	12	18,717
Corporate debt securities	8,023	30	8	8,045
U.S. agency notes	3,839	-	44	3,795
Treasury securities	2,993	2	1	2,994
Certificates of deposit	1,533	1	-	1,534
Non-agency commercial mortgage-backed securities	310	7	-	317
Other securities	15	-	-	15
Total securities available for sale	$54,520	$346	$83	$54,783
Securities held to maturity:
U.S. agency mortgage-backed securities	$33,388	$531	$174	$33,745
Non-agency commercial mortgage-backed securities	1,001	11	14	998
Total securities held to maturity	$34,389	$542	$188	$34,743

-  63  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,554	$140	$49	$18,645
Asset-backed securities	15,201	42	37	15,206
Corporate debt securities	8,973	49	15	9,007
U.S. agency notes	4,239	1	104	4,136
Certificates of deposit	3,650	4	2	3,652
Non-agency residential mortgage-backed securities	616	11	34	593
Non-agency commercial mortgage-backed securities	271	8	-	279
Other securities	100	-	-	100
Total securities available for sale	$51,604	$255	$241	$51,618
Securities held to maturity:
U.S. agency mortgage-backed securities	$29,260	$161	$921	$28,500
Non-agency commercial mortgage-backed securities	958	-	68	890
Other securities	100	-	-	100
Total securities held to maturity	$30,318	$161	$989	$29,490

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $132 million at December 31, 2014.

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Asset-backed securities	$5,754	$15	$792	$3	$6,546	$18
U.S agency mortgage-backed securities	2,247	5	1,767	7	4,014	12
Corporate debt securities	1,781	4	552	4	2,333	8
U.S. agency notes	-	-	3,696	44	3,696	44
Treasury securities	1,246	1	-	-	1,246	1
Total	$11,028	$25	$6,807	$58	$17,835	$83
Securities held to maturity:
U.S. agency mortgage-backed securities	$264	$1	$10,415	$173	$10,679	$174
Non-agency commercial mortgage-backed
securities	-	-	660	14	660	14
Total	$264	$1	$11,075	$187	$11,339	$188
Total securities with unrealized losses (1)	$11,292	$26	$17,882	$245	$29,174	$271

(1)	The number of investment positions with unrealized losses totaled 173 for securities available for sale and 111 for securities held to maturity.

-  64  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S agency mortgage-backed securities	$5,044	$47	$93	$2	$5,137	$49
Asset-backed securities	6,391	33	591	4	6,982	37
Corporate debt securities	1,802	14	499	1	2,301	15
U.S. agency notes	3,636	104	-	-	3,636	104
Certificates of deposit	-	-	299	2	299	2
Non-agency residential mortgage-backed
securities	89	2	374	32	463	34
Total	$16,962	$200	$1,856	$41	$18,818	$241
Securities held to maturity:
U.S. agency mortgage-backed securities	$19,175	$698	$2,345	$223	$21,520	$921
Non-agency commercial mortgage-backed
securities	630	43	260	25	890	68
Total	$19,805	$741	$2,605	$248	$22,410	$989
Total securities with unrealized losses (1)	$36,767	$941	$4,461	$289	$41,228	$1,230

(1)	The number of investment positions with unrealized losses totaled 273 for securities available for sale and 193 for securities held to maturity.

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis as described in note “2 – Summary of Significant Accounting Policies.”

Non-agency residential mortgage-backed securities include securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac Corporation (FICO) credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). Management determined that it does not expect to recover all of the amortized cost of certain of its Alt-A and Prime residential mortgage-backed securities and therefore determined that these securities were OTTI. The Company recognized an impairment charge equal to the securities’ expected credit losses of $1 million in 2014, based on the Company’s cash flow projections for these securities. The expected credit losses are measured as the difference between the present value of expected cash flows and the amortized cost of the securities. In the fourth quarter of 2014, the Company sold $504 million of its non-agency residential mortgage-backed securities portfolio, resulting in a net realized loss of $8 million. The Company marked the remaining $15 million of these securities to market and recorded a $0.6 million OTTI charge in the fourth quarter.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was reclassified from or recognized in other comprehensive income (loss):

Year Ended December 31,	2014	2013	2012
Balance at beginning of year	$169	$159	$127
Credit losses recognized into current year earnings on debt securities for
which an other-than-temporary impairment was not previously recognized	1	1	6
Credit losses recognized into current year earnings on debt securities for
which an other-than-temporary impairment was previously recognized	-	9	26
Reductions due to sale of debt securities for which an other-than-temporary
impairment was previously recognized	(168)	-	-
Balance at end of year	$2	$169	$159

-  65  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The maturities of securities available for sale and securities held to maturity at December 31, 2014, are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
Asset-backed securities	$-	$2,946	$5,062	$11,358	$19,366
U.S. agency mortgage-backed securities (1)	-	1,281	5,196	12,240	18,717
Corporate debt securities	999	7,046	-	-	8,045
U.S. agency notes	-	3,795	-	-	3,795
Treasury securities	-	2,994	-	-	2,994
Certificates of deposit	624	910	-	-	1,534
Non-agency commercial mortgage-backed
securities (1)	-	-	-	317	317
Other securities	-	-	-	15	15
Total fair value	$1,623	$18,972	$10,258	$23,930	$54,783
Total amortized cost	$1,621	$18,981	$10,168	$23,750	$54,520
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$857	$15,618	$17,270	$33,745
Non-agency commercial mortgage-backed
securities (1)	-	-	359	639	998
Total fair value	$-	$857	$15,977	$17,909	$34,743
Total amortized cost	$-	$853	$15,789	$17,747	$34,389

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of securities available for sale are as follows:

Year Ended December 31,	2014	2013	2012
Proceeds	$6,556	$6,167	$3,336
Gross realized gains	$30	$7	$35
Gross realized losses	$23	$-	$-

6.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

December 31,	2014	2013
Residential real estate mortgages	$8,127	$8,006
Home equity loans and lines of credit	2,955	3,041
Personal loans secured by securities	2,320	1,384
Other	39	36
Total loans to banking clients (1)	13,441	12,467
Allowance for loan losses	(42)	(48)
Total loans to banking clients – net	$13,399	$12,419

(1)	Loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused HELOCs, personal loans secured by securities, and other lines of credit, which totaled $6.7 billion and $5.7 billion at December 31, 2014 and 2013, respectively. All personal loans were fully collateralized by securities with fair values in excess of borrowings at December 31, 2014 and 2013.

-  66  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $1.4 billion and $3.5 billion during 2014 and 2013, respectively. Schwab Bank purchased HELOCs with commitments of $664 million and $917 million during 2014 and 2013, respectively.

Credit Quality

Changes in the allowance for loan losses were as follows:

Year Ended	December 31, 2014			December 31, 2013			December 31, 2012
	Residential	Home equity		Residential	Home equity		Residential	Home equity
	real estate	loans and		real estate	loans and		real estate	loans and
	mortgages	lines of credit	Total	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of year	$34	$14	$48	$36	$20	$56	$40	$14	$54
Charge-offs	(3)	(2)	(5)	(5)	(6)	(11)	(7)	(9)	(16)
Recoveries	2	1	3	2	2	4	2	-	2
Provision for loan losses	(4)	-	(4)	1	(2)	(1)	1	15	16
Balance at end of year	$29	$13	$42	$34	$14	$48	$36	$20	$56

The delinquency analysis by loan class is as follows:

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
December 31, 2014	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages	$8,092	$9	$2	$24	$35	$8,127
Home equity loans and lines of credit	2,942	1	1	11	13	2,955
Personal loans secured by securities	2,320	-	-	-	-	2,320
Other	38	1	-	-	1	39
Total loans to banking clients	$13,392	$11	$3	$35	$49	$13,441

December 31, 2013
Residential real estate mortgages	$7,962	$4	$4	$36	$44	$8,006
Home equity loans and lines of credit	3,025	2	2	12	16	3,041
Personal loans secured by securities	1,384	-	-	-	-	1,384
Other	36	-	-	-	-	36
Total loans to banking clients	$12,407	$6	$6	$48	$60	$12,467

There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2014 or 2013. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $44 million and $53 million at December 31, 2014 and 2013, respectively. Troubled debt restructurings were not material at December 31, 2014 or 2013, respectively.

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), LTV ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in December 2014. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

-  67  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2014	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,131	774	N/A	0.04%
>70% – <90%	882	765	N/A	0.50%
>90% – <100%	61	740	N/A	2.95%
>100%	53	726	N/A	10.95%
Total	$8,127	773	N/A	0.18%
Home equity loans and lines of credit:
Estimated Current Combined LTV
<70%	$2,282	773	36%	0.08%
>70% – <90%	526	762	48%	0.34%
>90% – <100%	81	749	61%	1.67%
>100%	66	742	63%	1.54%
Total	$2,955	769	39%	0.20%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
December 31, 2014	mortgages	lines of credit
Year of origination
Pre-2010	$749	$2,076
2010	370	168
2011	588	137
2012	2,107	147
2013	3,047	250
2014	1,266	177
Total	$8,127	$2,955
Origination FICO
<620	$10	$-
620 – 679	97	18
680 – 739	1,366	549
>740	6,654	2,388
Total	$8,127	$2,955
Origination LTV
<70%	$5,572	$1,979
>70% – <90%	2,538	955
>90% – <100%	17	21
Total	$8,127	$2,955

-  68  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2013	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$6,649	775	N/A	0.05%
>70% – <90%	1,181	763	N/A	0.34%
>90% – <100%	86	732	N/A	4.77%
>100%	90	730	N/A	10.50%
Total	$8,006	772	N/A	0.26%
Home equity loans and lines of credit:
Estimated Current Combined LTV
<70%	$2,127	773	36%	0.13%
>70% – <90%	664	762	48%	0.22%
>90% – <100%	127	752	59%	1.22%
>100%	123	743	63%	1.34%
Total	$3,041	769	39%	0.24%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
December 31, 2013	mortgages	lines of credit
Year of origination
Pre-2010	$914	$2,304
2010	510	191
2011	771	155
2012	2,429	162
2013	3,382	229
Total	$8,006	$3,041
Origination FICO
<620	$11	$-
620 – 679	110	20
680 – 739	1,384	576
>740	6,501	2,445
Total	$8,006	$3,041
Origination LTV
<70%	$5,416	$2,040
>70% – <90%	2,568	977
>90% – <100%	22	24
Total	$8,006	$3,041

-  69  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2014	2013
Software	$1,281	$1,177
Buildings	673	460
Leasehold improvements	310	300
Information technology equipment	257	245
Furniture and equipment	154	131
Telecommunications equipment	83	102
Construction in progress	64	95
Land	107	70
Total equipment, office facilities, and property	2,929	2,580
Accumulated depreciation and amortization	(1,890)	(1,790)
Total equipment, office facilities, and property – net	$1,039	$790

Depreciation and amortization expense for equipment, office facilities, and property was $155 million, $154 million, $149 million in 2014, 2013, and 2012, respectively.

8.Intangible Assets and Goodwill

The gross carrying value of intangible assets and accumulated amortization was:

	December 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Customer relationships	$274	$116	$158	$274	$84	$190
Technology	89	37	52	89	27	62
Trade name	17	6	11	17	4	13
Other	7	1	6	2	1	1
Total intangible assets	$387	$160	$227	$382	$116	$266

Amortization expense for intangible assets was $44 million, $48 million, and $47 million in 2014, 2013, and 2012, respectively.

Estimated future annual amortization expense for intangible assets as of December 31, 2014, is as follows:

2015	$45
2016	37
2017	34
2018	31
2019	29
Thereafter	51
Total intangible assets	$227

-  70  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Goodwill impairment charges since January 1, 2002 are immaterial. The changes in the carrying amount of goodwill, as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment going forward, are presented in the following table:

	Investor	Advisor
	Services	Services	Total
Balance at December 31, 2012	$1,128	$100	$1,228
Goodwill acquired and other changes during the period	(1)	-	(1)
Balance at December 31, 2013	1,127	100	1,227
Goodwill acquired and other changes during the period	-	-	-
Balance at December 31, 2014	$1,127	$100	$1,227

In testing for potential impairment of goodwill on April 1, 2014,  management performed an assessment of each of the Company’s reporting units. As a result of this assessment, management concluded that goodwill was not impaired. The Company did not recognize any goodwill impairment in 2013 or 2012.

9.Other Assets

The components of other assets are as follows:

December 31,	2014	2013
Accounts receivable (1)	$359	$328
Interest and dividends receivable	180	171
Prepaid expenses	110	85
Other investments	72	59
Deferred tax asset – net	-	28
Other	59	75
Total other assets	$780	$746

(1)	Accounts receivable includes accrued service fee income and a receivable from the Company’s loan servicer.

10.Deposits from Banking Clients

Deposits from banking clients consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2014	2013
Interest-bearing deposits:
Deposits swept from brokerage accounts	$82,101	$72,166
Checking	12,318	12,053
Savings and other	7,832	8,232
Total interest-bearing deposits	102,251	92,451
Non-interest-bearing deposits	564	521
Total deposits from banking clients	$102,815	$92,972

11.Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations include securities loaned of $1.5 billion and $1.2 billion at December 31, 2014 and 2013, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2014 and 2013.

-  71  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

12.Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts, which are included in payables to brokerage clients. Cash balances in interest-bearing brokerage client accounts were $27.6 billion and $28.8 billion at December 31, 2014 and 2013, respectively. The average rate paid on cash balances in interest-bearing brokerage client accounts was 0.01% in 2014 and 2013.

13.Borrowings

Long-term debt including unamortized debt discounts and premiums, where applicable, consists of the following:

December 31,	2014	2013
Senior Notes	$1,567	$1,565
Senior Medium-Term Notes, Series A	249	249
Finance lease obligation	83	89
Total long-term debt	$1,899	$1,903

CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the Securities and Exchange Commission (the SEC), which enables CSC to issue debt, equity, and other securities.

The Senior Notes outstanding at December 31, 2014, have maturities ranging from 2015 to 2022 and fixed interest rates ranging from 0.850% to 4.45% with interest payable semi-annually.

On July 25, 2013, CSC issued $275 million of Senior Notes that mature in 2018 under its Shelf Registration Statement. The Senior Notes have a fixed interest rate of 2.20% with interest payable semi-annually.

The Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2014, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $83 million at December 31, 2014, is being reduced by a portion of the lease payments over the remaining lease term of 10 years.

Annual maturities on long-term debt outstanding at December 31, 2014, are as follows:

2015	$357
2016	7
2017	258
2018	283
2019	8
Thereafter	1,001
Total maturities	1,914
Unamortized discount, net	(15)
Total long-term debt	$1,899

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2014 or 2013.

-  72  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2015. This facility replaced a similar facility that expired in June 2014. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, excluding accumulated other comprehensive income. At December 31, 2014, the minimum level of stockholders’ equity required under this facility was $7.8 billion (CSC’s stockholders’ equity, excluding accumulated other comprehensive income, at December 31, 2014, was $11.6 billion). There were no borrowings outstanding under these facilities at December 31, 2014 or 2013.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of banks. There were no borrowings outstanding under these lines at December 31, 2014 or 2013.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby LOCs with five banks in favor of the Options Clearing Corporation aggregating $225 million at December 31, 2014. There were no funds drawn under any of these LOCs at December 31, 2014 or 2013. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at December 31, 2014. There were no funds drawn under this LOC during 2014.

14.Commitments and Contingencies

Operating leases: The Company has non-cancelable operating leases for office space and equipment. Future annual minimum rental commitments under these leases, net of contractual subleases, at December 31, 2014, are as follows:

	Operating
	Leases	Subleases	Net
2015	$120	$35	$85
2016	109	34	75
2017	93	28	65
2018	55	6	49
2019	39	2	37
Thereafter	120	6	114
Total	$536	$111	$425

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $214 million, $208 million, and $203 million in 2014, 2013,  and 2012, respectively.

Purchase obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2014, the Company has purchase obligations as follows:

2015	$165
2016	143
2017	67
2018	19
2019	18
Thereafter	230
Total	$642

-  73  -

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

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by multiple banks. At December 31, 2014, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at December 31, 2014. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. Unless otherwise noted, the Company is unable to provide a reasonable estimate of any potential liability given the stage of proceedings in the matter.

With respect to all other pending matters, based on current information and consultation with counsel, it does not appear reasonably possible that the outcome of any such matter would be material to the financial condition, operating results or cash flows of the Company. However, predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; potential opportunities for settlement and the status of any settlement discussions; and potential insurance coverage and indemnification. It may not be possible to reasonably estimate potential liability, if any, or a range of potential liability until the matter is closer to resolution – pending, for example, further proceedings, the outcome of key motions or appeals, or discussions among the parties. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

Auction Rate Securities:  As disclosed previously, Schwab has been responding to a civil complaint filed on August 17, 2009, in New York state court by the Attorney General of the State of New York (NYAG) alleging misrepresentations in sales of auction rate securities to clients. In 2011, the court granted Schwab’s motion to dismiss the complaint with prejudice. After part of the case was reinstated on appeal in 2013, Schwab filed a motion for summary judgment of the NYAG’s remaining

-  74  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

causes of action. On February 3, 2015, the parties entered into a settlement agreement under which the NYAG’s complaint will be voluntarily dismissed and discontinued with prejudice. The Company’s liability with respect to resolution of the matter is not material.

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

Other Regulatory Matters: On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Following trial, in a decision issued June 7, 2013, the judge held that the firm had violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered the firm and the customer to pay disgorgement and penalties in an amount which would not be material. The Company continues to dispute the allegations and is appealing the decision.

15.Financial Instruments Subject to Off-Balance Sheet Credit Risk or Concentration Risk

Off-Balance Sheet Credit Risk

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2014 and 2013, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $10.4 billion and $14.3 billion, respectively. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.3 billion and $1.1 billion at December 31, 2014 and 2013, respectively. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $88 million and $276 million at December 31, 2014 and 2013, respectively. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements

-  75  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at December 31, 2014 and 2013.

				Gross Amounts Not Offset in the
		Gross Amounts	Net Amounts	Consolidated Balance Sheet
	Gross	Offset in the	Presented in the
	Assets /	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheet	Balance Sheet	Offsetting	Collateral		Amount
December 31, 2014
Assets:
Resale agreements (1)	$10,186	$-	$10,186	$-	$(10,186)	(2)	$-
Securities borrowed (3)	187	-	187	(69)	(117)		1
Total	$10,373	$-	$10,373	$(69)	$(10,303)		$1
Liabilities:
Securities loaned (4)	$1,477	$-	$1,477	$(69)	$(1,293)		$115
Total	$1,477	$-	$1,477	$(69)	$(1,293)		$115

December 31, 2013
Assets:
Resale agreements (1)	$14,016	$-	$14,016	$-	$(14,016)	(2)	$-
Securities borrowed (3)	349	-	349	(88)	(257)		4
Total	$14,365	$-	$14,365	$(88)	$(14,273)		$4
Liabilities:
Securities loaned (4)	$1,187	$-	$1,187	$(88)	$(1,019)		$80
Total	$1,187	$-	$1,187	$(88)	$(1,019)		$80

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s consolidated balance sheets.
(2)	Actual collateral was greater than 102% of the related assets.
(3)	Included in receivables from brokers, dealers, and clearing organizations in the Company’s consolidated balance sheets.
(4)	Included in payables to brokers, dealers, and clearing organizations in the Company’s consolidated balance sheets.

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

Margin lending: The Company provides margin loans to its clients which are collateralized by securities in their brokerage accounts and may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is insufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and requires clients to deposit additional collateral, or reduce positions to meet minimum collateral requirements. The contractual value of margin loans to clients was $14.3 billion and $12.8 billion at December 31, 2014 and 2013, respectively.

Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Under such regulations, the Company was allowed to pledge securities with a fair value of $20.4 billion and $18.2 billion at December 31, 2014 and 2013, respectively. The fair value of client securities pledged to fulfill the short sales of its clients was $1.5 billion and $1.6 billion at December 31, 2014 and 2013, respectively. The fair

-  76  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

value of client securities pledged to fulfill the Company’s proprietary short sales, which resulted from facilitating clients’ dividend reinvestment elections, was $216 million and $130 million at December 31, 2014 and 2013, respectively. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The fair value of these pledged securities to the OCC was $1.3 billion and $1.3 billion at December 31, 2014 and 2013, respectively.

Commitments to extend credit: Schwab Bank enters into commitments to extend credit to banking clients. Schwab Bank also has commitments to purchase certain First Mortgage loans and HELOCs under the Program with Quicken Loans, which began in 2012. The credit risk associated with these commitments varies depending on the creditworthiness of the client and the value of any collateral expected to be held. Collateral requirements vary by type of loan. At December 31, 2014 and 2013, the Company had commitments to purchase First Mortgage loans of $226 million and $208 million, respectively. Schwab Bank also has commitments to extend credit related to its clients’ unused HELOCs, personal loans secured by securities, and other lines of credit, which totaled $6.7 billion and $5.7 billion at December 31, 2014 and 2013, respectively. See also note “6 – Loans to Banking Clients and Related Allowance for Loan Losses.”

Financial Guarantees: See note “14 – Commitments and Contingencies.”

Concentration Risk

The Company has exposure to concentration risk when holding large positions of financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $53.8 billion at December 31, 2014. Of these, $52.5 billion were issued by U.S. agencies and $1.3 billion were issued by private entities (non-agency securities). The fair value of the Company’s investments in mortgage-backed securities totaled $48.9 billion at December 31, 2013. Of these, $47.1 billion were issued by U.S. agencies and $1.8 billion were non-agency securities. These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $8.1 billion and $9.2 billion at December 31, 2014 and 2013, respectively, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned.

The fair value of the Company’s investments in asset-backed securities totaled $19.4 billion and $15.2 billion at December 31, 2014 and 2013, respectively, with the majority serviced by a single servicer.

The Company’s loans to banking clients include $7.4 billion and $7.3 billion of adjustable rate First Mortgages at December 31, 2014 and 2013, respectively. At December 31, 2014, approximately 40% of these mortgages consisted of loans with interest-only payment terms. At December 31, 2014, the interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. For additional detail on concentrations in loans to banking clients, see note “6 – Loans to Banking Clients and Related Allowance for Loan Losses.”

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned, as described above.

16.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies.” The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during 2014 or 2013. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2014 or 2013.

-  77  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$2,142	$-	$-	$2,142
Commercial paper	-	32	-	32
Total cash equivalents	2,142	32	-	2,174
Investments segregated and on deposit for
regulatory purposes:
Certificates of deposit	-	4,125	-	4,125
U.S. Government securities	-	2,186	-	2,186
Total investments segregated and on deposit for
regulatory purposes	-	6,311	-	6,311
Other securities owned:
Schwab Funds® money market funds	224	-	-	224
Equity and bond mutual funds	215	-	-	215
State and municipal debt obligations	-	51	-	51
Equity, U.S. Government and corporate debt, and
other securities	2	24	-	26
Total other securities owned	441	75	-	516
Securities available for sale:
Asset-backed securities	-	19,366	-	19,366
U.S. agency mortgage-backed securities	-	18,717	-	18,717
Corporate debt securities	-	8,045	-	8,045
U.S. agency notes	-	3,795	-	3,795
Treasury securities	-	2,994	-	2,994
Certificates of deposit	-	1,534	-	1,534
Non-agency commercial mortgage-backed securities	-	317	-	317
Other securities	-	15	-	15
Total securities available for sale	-	54,783	-	54,783
Total	$2,583	$61,201	$-	$63,784

-  78  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,141	$-	$-	$1,141
Commercial paper	-	22	-	22
Total cash equivalents	1,141	22	-	1,163
Investments segregated and on deposit for
regulatory purposes:
Certificates of deposit	-	2,737	-	2,737
U.S. Government securities	-	2,539	-	2,539
Total investments segregated and on deposit for
regulatory purposes	-	5,276	-	5,276
Other securities owned:
Schwab Funds® money market funds	261	-	-	261
Equity and bond mutual funds	208	-	-	208
State and municipal debt obligations	-	32	-	32
Equity, U.S. Government and corporate debt, and
other securities	1	15	-	16
Total other securities owned	470	47	-	517
Securities available for sale:
U.S. agency mortgage-backed securities	-	18,645	-	18,645
Asset-backed securities	-	15,206	-	15,206
Corporate debt securities	-	9,007	-	9,007
U.S. agency notes	-	4,136	-	4,136
Certificates of deposit	-	3,652	-	3,652
Non-agency residential mortgage-backed securities	-	593	-	593
Non-agency commercial mortgage-backed securities	-	279	-	279
Other securities	-	100	-	100
Total securities available for sale	-	51,618	-	51,618
Total	$1,611	$56,963	$-	$58,574

-  79  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies.” There were no significant changes in these methodologies or assumptions during 2014.  The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$9,189	$-	$9,189	$-	$9,189
Cash and investments segregated and
on deposit for regulatory purposes	14,466	-	14,466	-	14,466
Receivables from brokers, dealers, and
clearing organizations	469	-	469	-	469
Receivables from brokerage clients – net	15,666	-	15,666	-	15,666
Securities held to maturity:
U.S. agency mortgage-backed securities	33,388	-	33,745	-	33,745
Non-agency commercial mortgage-backed
securities	1,001	-	998	-	998
Total securities held to maturity	34,389	-	34,743	-	34,743
Loans to banking clients: (1)
Residential real estate mortgages	8,127	-	8,158	-	8,158
Home equity loans and lines of credit	2,955	-	3,026	-	3,026
Personal loans secured by securities	2,320	-	2,320	-	2,320
Other	39	-	38	-	38
Total loans to banking clients	13,441	-	13,542	-	13,542
Other assets	76	-	76	-	76
Total	$87,696	$-	$88,151	$-	$88,151
Liabilities:
Deposits from banking clients	$102,815	$-	$102,815	$-	$102,815
Payables to brokers, dealers, and clearing
organizations	2,004	-	2,004	-	2,004
Payables to brokerage clients	34,305	-	34,305	-	34,305
Accrued expenses and other liabilities	687	-	687	-	687
Long-term debt	1,899	-	2,010	-	2,010
Total	$141,710	$-	$141,821	$-	$141,821

(1)	The carrying value of loans to banking clients excludes the allowance for loan losses of $42 million at December 31, 2014.

-  80  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2013	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$6,565	$-	$6,565	$-	$6,565
Cash and investments segregated and
on deposit for regulatory purposes	18,273	-	18,273	-	18,273
Receivables from brokers, dealers, and
clearing organizations	509	-	509	-	509
Receivables from brokerage clients – net	13,949	-	13,949	-	13,949
Securities held to maturity:
U.S. agency mortgage-backed securities	29,260	-	28,500	-	28,500
Non-agency commercial mortgage-backed
securities	958	-	890	-	890
Other securities	100	-	100	-	100
Total securities held to maturity	30,318	-	29,490	-	29,490
Loans to banking clients: (1)
Residential real estate mortgages	8,006	-	7,930	-	7,930
Home equity loans and lines of credit	3,041	-	3,043	-	3,043
Personal loans secured by securities	1,384	-	1,384	-	1,384
Other	36	-	35	-	35
Total loans to banking clients	12,467	-	12,392	-	12,392
Other assets	64	-	64	-	64
Total	$82,145	$-	$81,242	$-	$81,242
Liabilities:
Deposits from banking clients	$92,972	$-	$92,972	$-	$92,972
Payables to brokers, dealers, and clearing
organizations	1,467	-	1,467	-	1,467
Payables to brokerage clients	35,333	-	35,333	-	35,333
Accrued expenses and other liabilities	680	-	680	-	680
Long-term debt	1,903	-	1,989	-	1,989
Total	$132,355	$-	$132,441	$-	$132,441

(1)	The carrying value of loans to banking clients excludes the allowance for loan losses of $48 million at December 31, 2013.

17.Stockholders’ Equity

The Company did not issue any shares of common stock during 2014,  2013, or 2012, respectively.

The Company was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at December 31, 2014 and 2013. The Company’s preferred stock issued and outstanding is as follows:

December 31,	2014				2013
	Shares				Shares
	Issued and	Liquidation			Issued and	Liquidation
	Outstanding	Preference	Liquidation	Carrying	Outstanding	Preference	Liquidation	Carrying
	(In thousands)	Per Share	Preference	Value	(In thousands)	Per Share	Preference	Value
Series A	400	$1,000	$400	$395	400	$1,000	$400	$395
Series B	485	$1,000	485	477	485	$1,000	485	474
Total Preferred Stock	885		$885	$872	885		$885	$869

-  81  -

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

18.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2014			2013			2012
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax	tax	effect	tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$255	$(95)	$160	$(468)	$176	$(292)	$470	$(177)	$293
Reclassification of impairment charges
included in net impairment losses on
securities	1	(1)	-	10	(4)	6	32	(12)	20
Other reclassifications included in
other revenue	(7)	3	(4)	(7)	3	(4)	(38)	14	(24)
Change in net unrealized gain on
securities available for sale	249	(93)	156	(465)	175	(290)	464	(175)	289
Other	-	-	-	1	-	1	1	-	1
Other comprehensive income (loss)	$249	$(93)	$156	$(464)	$175	$(289)	$465	$(175)	$290

-  82  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Accumulated other comprehensive income balances are as follows:

	Net unrealized		Total
	gain on securities		accumulated other
	available for sale	Other	comprehensive income
Balance at December 31, 2011	$10	$(2)	$8
Other net changes	289	1	290
Balance at December 31, 2012	$299	$(1)	$298
Other net changes	(290)	1	(289)
Balance at December 31, 2013	$9	$-	$9
Other net changes	156	-	156
Balance at December 31, 2014	$165	$-	$165

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

A summary of the Company’s stock-based compensation and related income tax benefit is as follows:

Year Ended December 31,	2014	2013	2012
Stock option expense	$44	$52	$57
Restricted stock unit expense	66	60	40
Restricted stock award expense	-	-	5
Employee stock purchase plan expense	5	4	3
Total stock-based compensation expense	$115	$116	$105
Income tax benefit on stock-based compensation	$(43)	$(43)	$(39)

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2014, the Company was authorized to grant up to 59 million common shares under its existing stock incentive plans. Additionally, at December 31, 2014, the Company had 41 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2014, there was $206 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock options, restricted stock awards, and restricted stock units, which is expected to be recognized through 2018 with a remaining weighted-average service period of 2.8 years.

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

-  83  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s stock option activity is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	per Share	Life (in years)	Value
Outstanding at December 31, 2013	46	$16.74
Granted	6	$27.96
Exercised	(10)	$19.04
Forfeited	(1)	$16.66
Expired	-	$20.19
Outstanding at December 31, 2014	41	$17.74	7.02	$513
Vested and expected to vest at December 31, 2014	40	$17.62	6.96	$497
Vested and exercisable at December 31, 2014	24	$15.76	5.92	$342

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2014	2013	2012
Weighted-average fair value of options granted per share	$7.82	$6.33	$4.07
Cash received from options exercised	$189	$258	$35
Tax benefit realized on options exercised	$8	$-	$1
Aggregate intrinsic value of options exercised	$86	$82	$9

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

Year Ended December 31,	2014	2013	2012
Weighted-average expected dividend yield	1.20%	1.13%	.99%
Weighted-average expected volatility	28%	28%	31%
Weighted-average risk-free interest rate	2.4%	2.5%	1.8%
Expected life (in years)	4.4 – 7.2	4.6 – 7.9	3.0 – 6.7

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a three- to five-year period, while some vest based upon the Company achieving certain financial or other measures. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2014, 2013,  and 2012 was $116 million, $78 million, and $30 million, respectively.

-  84  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s restricted stock units activity is summarized below:

		Weighted-
		Average Grant
	Number	Date Fair Value
	of Units	per Unit
Outstanding at December 31, 2013	11	$16.11
Granted	3	$28.09
Vested	(4)	$15.63
Forfeited	-	$16.50
Outstanding at December 31, 2014	10	$20.66

Retirement Plan

Upon completing three months of consecutive service, employees of the Company can participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $68 million, $63 million, and $59 million in 2014, 2013,  and 2012, respectively.

Deferred Compensation Plans

The Company’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was  $132 million and $135 million at December 31, 2014 and 2013, respectively.

20.Taxes on Income

The components of income tax expense are as follows:

Year Ended December 31,	2014	2013	2012
Current:
Federal	$747	$598	$489
State	72	57	28
Total current	819	655	517
Deferred:
Federal	(23)	(20)	5
State	(2)	(1)	-
Total deferred	(25)	(21)	5
Taxes on income	$794	$634	$522

-  85  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2014	2013
Deferred tax assets:
Employee compensation, severance, and benefits	$213	$190
Facilities lease commitments	30	33
Reserves and allowances	25	30
State and local taxes	12	12
Net operating loss carryforwards	6	6
Total deferred tax assets	286	271
Valuation allowance	(4)	(4)
Deferred tax assets – net of valuation allowance	282	267
Deferred tax liabilities:
Depreciation and amortization	(125)	(142)
Net unrealized gain on securities available for sale	(98)	(5)
Capitalized internal-use software development costs	(76)	(62)
Deferred cancellation of debt income	(9)	(11)
Deferred loan costs	(7)	(10)
Deferred Senior Note exchange	(6)	(7)
Other	-	(2)
Total deferred tax liabilities	(321)	(239)
Deferred tax (liability) asset – net (1)	$(39)	$28

(1)	Amounts are included in other assets and in accrued expenses and other liabilities at December 31, 2014 and 2013, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit (1)	2.3	2.3	1.2
Other	0.2	(0.1)	(0.2)
Effective income tax rate	37.5%	37.2%	36.0%

(1)	Includes the impact of a non-recurring state tax benefit of which $4 million and $20 million were recorded in 2013 and 2012, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2014	2013
Balance at beginning of year	$10	$12
Additions for tax positions related to the current year	1	1
Additions for tax positions related to prior years	1	-
Reductions due to lapse of statute of limitations	(1)	(2)
Reductions for settlements with tax authorities	-	(1)
Balance at end of year	$11	$10

The federal returns for 2011 through 2013 remain open to Federal tax examinations. The years open to examination by state and local governments vary by jurisdiction.

-  86  -

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

Year Ended December 31,	2014	2013	2012
Net income	$1,321	$1,071	$928
Preferred stock dividends	(60)	(61)	(45)
Net income available to common stockholders	$1,261	$1,010	$883
Weighted-average common shares outstanding — basic	1,303	1,285	1,274
Common stock equivalent shares related to stock incentive plans	12	8	1
Weighted-average common shares outstanding — diluted (1)	1,315	1,293	1,275
Basic EPS	$.96	$.78	$.69
Diluted EPS	$.95	$.78	$.69

(1)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 24 million, 34 million, and 74 million shares in 2014, 2013, and 2012, respectively.

22.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the OCC), as its primary regulator, the Federal Deposit Insurance Corporation, as its deposit insurer, and the Consumer Financial Protection Bureau. CSC is required to serve as a source of strength for Schwab Bank. Prior to January 1, 2015, CSC, as a savings and loan holding company, was not subject to specific statutory capital requirements. Beginning on January 1, 2015, CSC is subject to new capital requirements set by the Federal Reserve.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At December 31, 2014, Schwab Bank met the capital level requirements.

-  87  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for Schwab Bank are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Tier 1 Risk-Based Capital	$7,700	22.1%	$2,095	6.0%	$1,397	4.0%
Total Risk-Based Capital	$7,744	22.2%	$3,492	10.0%	$2,793	8.0%
Tier 1 Leverage	$7,700	6.9%	$5,548	5.0%	$4,438	4.0%
Tangible Equity	$7,700	6.9%	N/A		$2,219	2.0%
December 31, 2013
Tier 1 Risk-Based Capital	$6,550	19.0%	$2,074	6.0%	$1,383	4.0%
Total Risk-Based Capital	$6,599	19.1%	$3,457	10.0%	$2,766	8.0%
Tier 1 Leverage	$6,550	6.6%	$4,993	5.0%	$3,994	4.0%
Tangible Equity	$6,550	6.6%	N/A		$1,997	2.0%

N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2014 and 2013, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since December 31, 2014, that management believes have changed Schwab Bank’s capital category.

The Federal Reserve requires Schwab Bank to maintain reserve balances at the Federal Reserve Bank based on certain deposit levels. Schwab Bank’s average reserve requirement was $1.3 billion and $1.2 billion in 2014 and 2013, respectively.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at December 31, 2014, are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,550	10%	$0.250	$324	$1,226	$739
optionsXpress, Inc.	$123	38%	$1	$6	$117	$107

Schwab and optionsXpress, Inc. are also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and other applicable regulations, which require them to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab and optionsXpress, Inc. had portions of their cash and investments segregated for the exclusive benefit of clients at December 31, 2014. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments

-  88  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

required to be segregated and on deposit for regulatory purposes at December 31, 2014 for Schwab and optionsXpress, Inc. totaled $21.9 billion. On January 5,  2015, Schwab and optionsXpress, Inc. deposited a net amount of $1.7 billion of cash into their segregated reserve bank accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2013 for Schwab and optionsXpress, Inc. totaled $24.0 billion. On January 3,  2014, Schwab and optionsXpress, Inc. deposited a net amount of $965 million of cash into their segregated reserve bank accounts.

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services			Advisor Services			Unallocated			Total
Year Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net Revenues:
Asset management and
administration fees	$1,775	$1,627	$1,436	$758	$689	$607	$-	$(1)	$-	$2,533	$2,315	$2,043
Net interest revenue	2,030	1,756	1,559	242	224	205	-	-	-	2,272	1,980	1,764
Trading revenue	618	621	612	289	292	255	-	-	1	907	913	868
Other – net (1)	221	178	123	71	57	62	51	1	71	343	236	256
Provision for loan losses	4	1	(15)	-	-	(1)	-	-	-	4	1	(16)
Net impairment losses
on securities	(1)	(9)	(29)	-	(1)	(3)	-	-	-	(1)	(10)	(32)
Total net revenues	4,647	4,174	3,686	1,360	1,261	1,125	51	-	72	6,058	5,435	4,883
Expenses Excluding Interest (2)	2,974	2,899	2,693	901	831	739	68	-	1	3,943	3,730	3,433
Income before taxes on income	$1,673	$1,275	$993	$459	$430	$386	$(17)	$-	$71	$2,115	$1,705	$1,450

Capital expenditures	$271	$190	$98	$134	$80	$40	$-	$-	$-	$405	$270	$138
Depreciation and amortization	$154	$155	$157	$45	$47	$39	$-	$-	$-	$199	$202	$196

(1)	Unallocated amount includes a net insurance settlement of $45 million in 2014 and a non-recurring gain of $70 million relating to a confidential resolution of a vendor dispute in 2012.
(2)	Unallocated amount includes a charge of $68 million for estimated future severance benefits resulting from changes in the Company’s geographic footprint in 2014.

Fees received from Schwab’s proprietary mutual funds represented 7%, 9%, and 10% of the Company’s net revenues in 2014, 2013, and 2012, respectively.  Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s net revenues in 2014, 2013, or 2012. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was 23% at December 31, 2014,  2013, and 2012.

-  89  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

24.Business Acquisition

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

25.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2014, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

26.The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2014	2013	2012
Interest revenue	$2	$4	$6
Interest expense	(64)	(65)	(97)
Net interest revenue	(62)	(61)	(91)
Other revenue – net	1	-	(30)
Expenses excluding interest	(24)	(28)	(23)
Loss before income tax benefit and equity in net income of subsidiaries	(85)	(89)	(144)
Income tax benefit	32	38	58
Loss before equity in net income of subsidiaries	(53)	(51)	(86)
Equity in net income of subsidiaries:
Equity in undistributed net income of subsidiaries	1,157	830	662
Dividends from bank subsidiary	45	163	50
Dividends from non-bank subsidiaries	172	129	302
Net Income	1,321	1,071	928
Preferred stock dividends	60	61	45
Net Income Available to Common Stockholders	$1,261	$1,010	$883

-  90  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Balance Sheets

December 31,	2014	2013
Assets
Cash and cash equivalents	$1,043	$700
Receivables from subsidiaries	360	162
Other securities owned – at fair value	74	80
Loans to non-bank subsidiaries	327	980
Investment in non-bank subsidiaries	4,083	3,828
Investment in bank subsidiary	7,883	6,576
Other assets	68	65
Total assets	$13,838	$12,391
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$185	$187
Payables to subsidiaries	34	9
Long-term debt	1,816	1,814
Total liabilities	2,035	2,010
Stockholders’ equity	11,803	10,381
Total liabilities and stockholders’ equity	$13,838	$12,391

-  91  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2014	2013	2012
Cash Flows from Operating Activities
Net income	$1,321	$1,071	$928
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed earnings of subsidiaries	(1,157)	(830)	(662)
Provision for deferred income taxes	4	(11)	9
Other	(23)	(4)	39
Net change in:
Other securities owned	5	(5)	3
Other assets	(9)	29	(21)
Accrued expenses and other liabilities	(1)	13	(5)
Net cash provided by operating activities	140	263	291
Cash Flows from Investing Activities
Due from (Due to) subsidiaries – net	607	(546)	43
Increase in investments in subsidiaries	(249)	(225)	(307)
Other investing activities	-	(1)	-
Net cash provided by (used for) investing activities	358	(772)	(264)
Cash Flows from Financing Activities
Issuance of commercial paper	-	-	300
Repayment of commercial paper	-	(300)	-
Issuance of long-term debt	-	275	350
Repayment of long-term debt	-	-	(727)
Premium paid on debt exchange	-	-	(19)
Net proceeds from preferred stock offering	-	-	863
Dividends paid	(373)	(368)	(337)
Proceeds from stock options exercised and other	189	258	35
Other financing activities	29	5	(5)
Net cash (used for) provided by financing activities	(155)	(130)	460
Increase (Decrease) in Cash and Cash Equivalents	343	(639)	487
Cash and Cash Equivalents at Beginning of Year	700	1,339	852
Cash and Cash Equivalents at End of Year	$1,043	$700	$1,339

-  92  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.Quarterly Financial Information (Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2014:
Net Revenues	$1,551	$1,551	$1,478	$1,478
Expenses Excluding Interest	$997	$1,033	$957	$956
Net Income	$350	$321	$324	$326
Net Income Available to Common Stockholders	$329	$312	$302	$318
Weighted-Average Common Shares Outstanding – Diluted	1,320	1,316	1,313	1,311
Basic Earnings Per Common Share	$.25	$.24	$.23	$.24
Diluted Earnings Per Common Share	$.25	$.24	$.23	$.24
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$30.89	$31.00	$28.04	$29.13
Low	$23.35	$26.44	$24.56	$23.56
Range of Price/Earnings Ratio (1):
High	32	33	30	33
Low	24	28	27	27
Year Ended December 31, 2013:
Net Revenues	$1,435	$1,373	$1,337	$1,290
Expenses Excluding Interest	$937	$909	$925	$959
Net Income	$319	$290	$256	$206
Net Income Available to Common Stockholders	$297	$282	$233	$198
Weighted-Average Common Shares Outstanding – Diluted	1,304	1,296	1,288	1,282
Basic Earnings Per Common Share	$.23	$.22	$.18	$.15
Diluted Earnings Per Common Share	$.23	$.22	$.18	$.15
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$26.00	$22.69	$21.23	$18.11
Low	$20.57	$20.74	$16.21	$15.05
Range of Price/Earnings Ratio (1):
High	33	32	32	26
Low	26	30	24	22

(1)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per common share for the preceding 12-month period ending on the last day of the quarter presented.

-  93  -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Charles Schwab Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 23,  2015

-  94  -

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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

The Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

-  95  -

THE CHARLES SCHWAB CORPORATION

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2015 (the Proxy Statement) under “Members of the Board of Directors,” “Corporate Governance Information,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at http://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

-  96  -

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2014.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	77	Chairman of the Board
Walter W. Bettinger II	54	President and Chief Executive Officer
Jay L. Allen	58	Executive Vice President and Chief Administrative Officer
Bernard J. Clark	56	Executive Vice President – Advisor Services
David R. Garfield	58	Executive Vice President, General Counsel and Corporate Secretary
Terri R. Kallsen	46	Executive Vice President – Investor Services
Joseph R. Martinetto	52	Executive Vice President and Chief Financial Officer
James D. McCool	55	Executive Vice President – Client Solutions

Mr. Schwab has been Chairman of the Board and a director of CSC since its incorporation in 1986. He also served as Chief Executive Officer of CSC from 1986 to 1997, and as Co-Chief Executive Officer from 1998 until 2003. He was re-appointed Chief Executive Officer in 2004 and served in that role until 2008. Mr. Schwab is also Chairman of Charles Schwab & Co., Inc. and Charles Schwab Bank, and Chairman and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Laudus Institutional Trust, all registered investment companies.

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

Mr. Allen has been Executive Vice President and Chief Administrative Officer of CSC and Schwab since April 2014. He served as Executive Vice President – Human Resources and Employee Services of CSC and Schwab from 2007 until April 2014. He served as Senior Vice President – Human Resources of Schwab Investor Services from 2004 to 2007. Mr. Allen joined Schwab in 2003 as Vice President – Human Resources of Schwab Investor Services.

Mr. Clark has been Executive Vice President – Advisor Services of CSC since 2012. Mr. Clark has served as Executive Vice President – Advisor Services of Schwab since 2010. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of Schwab. During 2005 and 2006, he served as Senior Vice President – Client Service of Schwab. Mr. Clark joined Schwab in 1998.

Mr. Garfield has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President of Schwab since October 2014. Mr. Garfield served as Deputy General Counsel of Wells Fargo & Company from 1998 until he joined Schwab in October 2014.

Ms. Kallsen has been Executive Vice President – Investor Services of CSC and Schwab since December 2014. She served as Senior Vice President –  Portfolio Consulting of Schwab from 2012 until June 2014 and as Senior Vice President – Branch Network from June 2014 until December 2014.  Prior to joining Schwab, Ms. Kallsen served as Executive Vice President of First Command Financial Services from 2009 until 2012 and as Senior Vice President of USAA from 2004 until 2009.

-  97  -

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

Item 11.Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2014 Summary Compensation Table,” “Executive Compensation Tables – 2014 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2014 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2014,” “Executive Compensation Tables – 2014 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2014 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

-  98  -

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

-  99  -

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

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

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004.	(2)

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.302 to the Registrant’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	(2)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.317 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.	(2)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.322 to the Registrant’s Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.	(2)

10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010, filed as Exhibit 10.331 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012, filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.	(2)

10.351	Summary of Non-Employee Director Compensation, filed as Exhibit 10.351 to the Registrant’s Form 10-K for the year ended December 31, 2012, and incorporated herein by reference.	(2)

-  100  -

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.352	Form of Performance-Based Cash Long-Term Incentive Award Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.352 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.353	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.353 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.354	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.354 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.355	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.355 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.356	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.356 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.357	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.357 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.358	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.358 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.359	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.359 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.360	The Charles Schwab Corporation 2013 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 16, 2013, filed as Exhibit 10.360 to the Registrant’s Form 8-K dated May 16, 2013, and incorporated herein by reference.	(2)

10.361

Credit Agreement (364 – Day Commitment) dated as of June 7, 2013, between the Registrant and financial institutions therein, filed as Exhibit 10.361 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013, filed as Exhibit 10.362 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.	(2)

10.363

Credit Agreement (364 – Day Commitment) dated as of June 6, 2014, between the Registrant and financial institutions therein (supersedes Exhibit 10.361), filed as Exhibit 10.363 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

10.364	Separation Agreement, General Release and Waiver of Claims by and between Mr. Clendening and CSC, filed as Exhibit 10.364 to the Registrant’s Form 8-K/A dated December 10, 2014, and incorporated herein by reference.	(2)

-  101  -

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)

Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2014, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income,(ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

-  102  -

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23,  2015.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23,  2015.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Joseph R. Martinetto
Walter W. Bettinger II,	Joseph R. Martinetto,
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Chairman of the Board	John K. Adams, Jr., Director

/s/ Nancy H. Bechtle	/s/ C. Preston Butcher
Nancy H. Bechtle, Director	C. Preston Butcher, Director

/s/ Christopher V. Dodds	/s/ Stephen A. Ellis
Christopher V. Dodds, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ William S. Haraf
Mark A. Goldfarb, Director	William S. Haraf, Director

/s/ Frank C. Herringer	/s/ Stephen T. McLin
Frank C. Herringer, Director	Stephen T. McLin, Director

/s/ Arun Sarin	/s/ Paula A. Sneed
Arun Sarin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

-  103  -

THE CHARLES SCHWAB CORPORATION

Index to Financial Statement Schedule

Page

Schedule II - Valuation and Qualifying Accounts	F-2

Supplemental Financial Data for Charles Schwab Bank (Unaudited)	F-3 – F-9

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in “Item 8 – Financial Statements and Supplementary Data.”

THE CHARLES SCHWAB CORPORATION

				SCHEDULE II

Valuation and Qualifying Accounts
(In millions)

	Balance at	Additions			Balance at
	Beginning	Charged			End
Description	of Year	to Expense	Other (1)	Written off	of Year

For the year ended December 31, 2014:
Allowance for doubtful accounts of
brokerage clients (2)	$-	$6	$1	$(5)	$2

For the year ended December 31, 2013:
Allowance for doubtful accounts of
brokerage clients (2)	$1	$2	$1	$(4)	$-

For the year ended December 31, 2012:
Allowance for doubtful accounts of
brokerage clients (2)	$2	$4	$-	$(5)	$1

(1)	Includes collections of previously written-off accounts.
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

1.Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2014			2013			2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents (1)	$5,871	$15	0.26%	$5,626	$15	0.27%	$5,575	$15	0.27%
Securities available for sale (2)	52,056	546	1.05%	49,112	557	1.13%	39,739	583	1.47%
Securities held to maturity	32,361	828	2.56%	24,915	610	2.45%	15,371	397	2.58%
Loans to banking clients (3)	12,903	354	2.74%	11,756	329	2.80%	10,050	309	3.07%
Loans held for sale	-	-	-	-	-	-	18	1	4.12%
Other interest-earning assets	63	6	9.52%	53	2	3.77%	54	1	1.85%
Total interest-earning assets	103,254	1,749	1.69%	91,462	1,513	1.65%	70,807	1,306	1.84%
Net unrealized gain on
securities available for sale	229			252			275
Noninterest-earning assets	525			671			566
Total Assets	$104,008			$92,385			$71,648
Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$95,842	30	0.03%	$85,465	31	0.04%	$65,546	42	0.06%
Total sources on which interest is paid	95,842	30	0.03%	85,465	31	0.04%	65,546	42	0.06%
Noninterest-bearing liabilities	723			650			577
Stockholder’s equity	7,443			6,270			5,525
Total Liabilities and Stockholder’s Equity	$104,008			$92,385			$71,648

Net interest revenue		$1,719			$1,482			$1,264
Net yield on interest-earning assets			1.66%			1.62%			1.79%

(1)	Includes deposits with banks, short-term investments, and federal funds sold.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Change in:			Change in:
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$-	$-	$-	$-	$-	$-
Securities available for sale (2)	33	(44)	(11)	137	(163)	(26)
Securities held to maturity	182	36	218	247	(34)	213
Loans to banking clients (3)	32	(7)	25	52	(32)	20
Loans held for sale	-	-	-	(1)	-	(1)
Other interest-earning assets	-	4	4	-	1	1
Total interest-earning assets	$247	$(11)	$236	$435	$(228)	$207
Interest-bearing sources of funds:
Interest-bearing banking deposits	$4	$(5)	$(1)	$12	$(23)	$(11)
Total sources on which interest is paid	$4	$(5)	$(1)	$12	$(23)	$(11)
Change in net interest revenue	$243	$(6)	$237	$423	$(205)	$218

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Includes deposits with banks and short-term investments.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Securities available for sale:
Asset-backed securities	$19,320	$64	$18	$19,366
U.S. agency mortgage-backed securities	18,487	242	12	18,717
Corporate debt securities	8,023	30	8	8,045
U.S. agency notes	3,839	-	44	3,795
Treasury securities	2,993	2	1	2,994
Certificates of deposit	1,533	1	-	1,534
Non-agency commercial mortgage-backed securities	310	7	-	317
Other securities	15	-	-	15
Total securities available for sale	$54,520	$346	$83	$54,783
Securities held to maturity:
U.S. agency mortgage-backed securities	$33,388	$531	$174	$33,745
Non-agency commercial mortgage-backed securities	1,001	11	14	998
Total securities held to maturity	$34,389	$542	$188	$34,743

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$18,554	$140	$49	$18,645
Asset-backed securities	15,201	42	37	15,206
Corporate debt securities	8,973	49	15	9,007
U.S. agency notes	4,239	1	104	4,136
Certificates of deposit	3,650	4	2	3,652
Non-agency residential mortgage-backed securities	616	11	34	593
Non-agency commercial mortgage-backed securities	271	8	-	279
Other securities	100	-	-	100
Total securities available for sale	$51,604	$255	$241	$51,618
Securities held to maturity:
U.S. agency mortgage-backed securities	$29,260	$161	$921	$28,500
Non-agency commercial mortgage-backed securities	958	-	68	890
Other securities	100	-	-	100
Total securities held to maturity	$30,318	$161	$989	$29,490

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,080	$396	$-	$20,476
Asset-backed securities	8,104	62	2	8,164
Corporate debt securities	6,197	61	2	6,256
Certificates of deposit	6,150	12	1	6,161
U.S. agency notes	3,465	2	3	3,464
Non-agency residential mortgage-backed securities	796	2	65	733
Commercial paper	574	-	-	574
Other securities	273	16	-	289
Total securities available for sale	$45,639	$551	$73	$46,117
Securities held to maturity:
U.S. agency mortgage-backed securities	$17,750	$558	$19	$18,289
Other securities	444	-	1	443
Total securities held to maturity	$18,194	$558	$20	$18,732

The maturities and related weighted-average yields of securities available for sale and securities held to maturity at December 31, 2014, are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
Asset-backed securities	$-	$2,946	$5,062	$11,358	$19,366
U.S. agency mortgage-backed securities (1)	-	1,281	5,196	12,240	18,717
Corporate debt securities	999	7,046	-	-	8,045
U.S. agency notes	-	3,795	-	-	3,795
Treasury securities	-	2,994	-	-	2,994
Certificates of deposit	624	910	-	-	1,534
Non-agency commercial mortgage-backed
securities (1)	-	-	-	317	317
Other securities	-	-	-	15	15
Total fair value	$1,623	$18,972	$10,258	$23,930	$54,783
Total amortized cost	$1,621	$18,981	$10,168	$23,750	$54,520
Weighted-average yield (2)	1.00%	0.88%	0.90%	1.08%	0.97%
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$857	$15,618	$17,270	$33,745
Non-agency commercial mortgage-backed
securities (1)	-	-	359	639	998
Total fair value	$-	$857	$15,977	$17,909	$34,743
Total amortized cost	$-	$853	$15,789	$17,747	$34,389
Weighted-average yield (2)	-	1.98%	2.64%	2.46%	2.53%

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2014.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

4.Cross-border Holdings

The tables below set forth the amount of Schwab Bank’s cross-border holdings, based on carrying value, as of December 31, 2014, 2013, and 2012. Such holdings, by country, that exceed 1% of total assets are disclosed separately, and such holdings, by country, that are between 0.75% and 1% of total assets are listed in the aggregate. Cross-border holdings are comprised of cash equivalents and securities available for sale.

	Banks and other	Commercial and		Exposure as a %
December 31, 2014	financial institutions	industrial institutions	Total	of total assets
Country:
Canada	$1,437	$-	$1,437	1.3%
Australia	1,182	-	1,182	1.1%
Total	$2,619	$-	$2,619

	Banks and other	Commercial and		Exposure as a %
December 31, 2013	financial institutions	industrial institutions	Total	of total assets
Country:
Canada	$2,408	$-	$2,408	2.4%
Australia	1,563	-	1,563	1.6%
United Kingdom	1,262	140	1,402	1.4%
Sweden	1,247	-	1,247	1.2%
Switzerland	825	-	825	0.8%
Total	$7,305	$140	$7,445

	Banks and other	Commercial and		Exposure as a %
December 31, 2012	financial institutions	industrial institutions	Total	of total assets
Country:
Australia	$2,300	$-	$2,300	2.7%
United Kingdom	1,556	351	1,907	2.2%
Canada	1,732	-	1,732	2.0%
Sweden	1,302	-	1,302	1.5%
Switzerland	902	-	902	1.1%
Japan	800	-	800	0.9%
Total	$8,592	$351	$8,943

5.Loans to Banking Clients and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2014	2013	2012	2011	2010
Residential real estate mortgages	$8,127	$8,006	$6,507	$5,596	$4,695
Home equity loans and lines of credit	2,955	3,041	3,287	3,509	3,500
Personal loans secured by securities	2,320	1,384	963	742	562
Other	36	34	22	16	16
Total loans to banking clients	$13,438	$12,465	$10,779	$9,863	$8,773

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

An analysis of nonaccrual loans is as follows:

December 31,	2014	2013	2012	2011	2010
Nonaccrual loans	$35	$48	$48	$52	$51
Average nonaccrual loans	$39	$43	$48	$51	$40

Changes in the allowance for loan losses were as follows:

December 31,	2014	2013	2012	2011	2010
Balance at beginning of year	$48	$56	$54	$53	$45
Charge-offs	(5)	(11)	(16)	(19)	(20)
Recoveries	3	4	2	2	1
Provision for loan losses	(4)	(1)	16	18	27
Balance at end of year	$42	$48	$56	$54	$53

The maturities of the loan portfolio at December 31, 2014, are as follows:

		After 1 year
	Within	through	After
	1 year	5 years	5 years	Total
Residential real estate mortgages (1)	$-	$-	$8,127	$8,127
Home equity loans and lines of credit (2)	574	1,500	881	2,955
Personal loans secured by securities	127	2,193		2,320
Other	7	26	3	36
Total	$708	$3,719	$9,011	$13,438

(1)	Maturities are based upon the contractual terms of the loans.
(2)	Maturities are based on an initial draw period of 10 years.

The interest sensitivity of loans with contractual maturities in excess of one year at December 31, 2014, is as follows:

After
1 year
Loans with predetermined interest rates	$11,974
Loans with floating or adjustable interest rates	756
Total	$12,730

6.Summary of Loan Loss on Banking Loans Experience

December 31,	2014	2013	2012	2011	2010
Average loans	$12,904	$11,756	$10,050	$9,468	$7,983
Allowance to year end loans	.31%	.39%	.52%	.55%	.60%
Allowance to nonperforming loans	120%	100%	117%	104%	104%
Nonperforming assets to average loans
and real estate owned	.31%	.45%	.54%	.59%	.68%

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

7.Deposits from Banking Clients

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total deposits from banking clients:

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$82,927	0.01%	$73,167	0.03%	$54,318	0.05%
Interest-bearing demand deposits	12,915	0.09%	12,298	0.10%	11,227	0.13%
Total	$95,842		$85,465		$65,545

At December 31, 2014,  deposits from banking clients included one domestic-issued certificate of deposit of $100,000 or more, in the amount of $524,765, with a contractual maturity of less than twelve months.

8.Ratios

December 31,	2014	2013	2012
Return on average stockholder’s equity	12.71%	12.46%	11.82%
Return on average total assets	0.91%	0.85%	0.91%
Average stockholder’s equity as a percentage of average total assets	7.15%	6.79%	7.71%