Form 10-Q
period 2015-03-31
SCHWAB CHARLES CORP
filed 2015-05-07
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended March 31, 2015

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

1,313,519,302 shares of $.01 par value Common Stock

Outstanding on April 24, 2015

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

Index

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net Revenues
Asset management and administration fees	$644	$611
Interest revenue	617	579
Interest expense	(29)	(26)
Net interest revenue	588	553
Trading revenue	227	247
Other	63	68
Provision for loan losses	4	(1)
Total net revenues	1,526	1,478
Expenses Excluding Interest
Compensation and benefits	581	528
Professional services	114	106
Occupancy and equipment	83	80
Advertising and market development	69	63
Communications	58	56
Depreciation and amortization	54	48
Other	83	75
Total expenses excluding interest	1,042	956
Income before taxes on income	484	522
Taxes on income	182	196
Net Income	302	326
Preferred stock dividends and other (1)	11	8
Net Income Available to Common Stockholders	$291	$318
Weighted-Average Common Shares Outstanding — Diluted	1,323	1,311
Earnings Per Common Share — Basic	$.22	$.24
Earnings Per Common Share — Diluted	$.22	$.24

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

-  1 -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$302	$326
Other comprehensive income, before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain	107	159
Other reclassifications included in other revenue	-	(1)
Other comprehensive income, before tax	107	158
Income tax effect	(41)	(59)
Other comprehensive income, net of tax	66	99
Comprehensive Income	$368	$425

See Notes to Condensed Consolidated Financial Statements.

-  2 -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$9,011	$11,363
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $9,806 at March 31, 2015 and $10,186
at December 31, 2014)	19,384	20,781
Receivables from brokers, dealers, and clearing organizations	457	469
Receivables from brokerage clients — net	16,013	15,669
Other securities owned — at fair value	657	516
Securities available for sale	61,366	54,783
Securities held to maturity (fair value — $37,110 at March 31, 2015 and
$34,743 at December 31, 2014)	36,321	34,389
Bank loans — net	13,603	13,399
Equipment, office facilities, and property — net	1,058	1,039
Goodwill	1,227	1,227
Intangible assets — net	216	227
Other assets	856	780
Total assets	$160,169	$154,642
Liabilities and Stockholders’ Equity
Bank deposits	$109,503	$102,815
Payables to brokers, dealers, and clearing organizations	2,410	2,004
Payables to brokerage clients	31,617	34,305
Accrued expenses and other liabilities	1,586	1,816
Long-term debt	2,895	1,899
Total liabilities	148,011	142,839
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation
preference of $885	873	872
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,085	4,050
Retained earnings	10,412	10,198
Treasury stock, at cost — 174,397,672 shares at March 31, 2015 and
176,821,202 shares at December 31, 2014	(3,458)	(3,497)
Accumulated other comprehensive income	231	165
Total stockholders’ equity	12,158	11,803
Total liabilities and stockholders’ equity	$160,169	$154,642

See Notes to Condensed Consolidated Financial Statements.

-  3 -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$302	$326
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	(4)	1
Stock-based compensation	39	29
Depreciation and amortization	54	48
Premium amortization, net, on securities available for sale and securities held to maturity	38	27
Other	(2)	2
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	1,397	3,005
Receivables from brokers, dealers, and clearing organizations	12	29
Receivables from brokerage clients	(345)	(622)
Other securities owned	(141)	61
Other assets	(21)	(24)
Payables to brokers, dealers, and clearing organizations	345	293
Payables to brokerage clients	(2,688)	(3,025)
Accrued expenses and other liabilities	(291)	(81)
Net cash (used for) provided by operating activities	(1,305)	69
Cash Flows from Investing Activities
Purchases of securities available for sale	(8,057)	(4,250)
Proceeds from sales of securities available for sale	150	1,285
Principal payments on securities available for sale	1,412	1,738
Purchases of securities held to maturity	(2,658)	(2,271)
Principal payments on securities held to maturity	767	520
Net increase in bank loans	(221)	(171)
Purchase of equipment, office facilities, and property	(55)	(53)
Other investing activities	-	(8)
Net cash used for investing activities	(8,662)	(3,210)
Cash Flows from Financing Activities
Net change in bank deposits	6,688	2,619
Issuance of long-term debt	998	-
Repayment of long-term debt	(2)	(2)
Dividends paid	(100)	(100)
Proceeds from stock options exercised and other	28	65
Other financing activities	3	4
Net cash provided by financing activities	7,615	2,586
Decrease in Cash and Cash Equivalents	(2,352)	(555)
Cash and Cash Equivalents at Beginning of Period	11,363	7,728
Cash and Cash Equivalents at End of Period	$9,011	$7,173
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$46	$40
Income taxes	$54	$51
Non-cash investing activity:
Securities purchased during the period but settled after period end	$60	$158

See Notes to Condensed Consolidated Financial Statements.

-  4 -

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to valuation of goodwill, allowance for loan losses, legal and regulatory reserves, and other-than-temporary impairment (OTTI) of securities available for sale and securities held to maturity. Actual results may differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s significant accounting policies are included in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these accounting policies during the first quarter of 2015.

2.New Accounting Standards

Adoption of New Accounting Standard

In January 2014, the Financial Accounting Standards Board (FASB) issued new guidance for creditors of consumer mortgage loans, which was effective January 1, 2015. The guidance clarifies when physical possession of a property underlying a consumer mortgage loan transfers to the creditor, and therefore when a loan receivable should be derecognized and the real estate property underlying the loan should be recognized. The adoption of this new guidance in the first quarter of 2015 did not have an impact on the Company’s financial statements or earnings per common share (EPS) as the Company’s practice for recognizing foreclosed real estate was already consistent with the guidance.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued new guidance on revenue recognition, which will become effective January 1, 2017. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In February 2015, the FASB issued new guidance that amends the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance will become effective January 1, 2016, and is applicable to all entities but provides an exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In April 2015, the FASB issued new guidance that changes the presentation of debt issuance costs. The new guidance will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a separate asset. The new guidance, which will become effective January 1, 2016, will not impact the Company’s financial

-  5 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

results or EPS as the change only affects the balance sheet presentation of debt issuance costs; recognition and measurement of debt issuance costs will not be affected.

In April 2015, the FASB issued new guidance that clarifies customer’s accounting for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, the customer shall account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer shall account for the arrangement as a service contract. The guidance will become effective January 1, 2016. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,260	$277	$6	$20,531
Asset-backed securities	20,459	69	24	20,504
Corporate debt securities	9,370	46	3	9,413
U.S. agency notes	5,233	2	13	5,222
Treasury securities	3,567	14	-	3,581
Certificates of deposit	1,783	1	-	1,784
Non-agency commercial mortgage-backed securities	309	7	-	316
Other securities	15	-	-	15
Total securities available for sale	$60,996	$416	$46	$61,366
Securities held to maturity:
U.S. agency mortgage-backed securities	$35,097	$811	$48	$35,860
Non-agency commercial mortgage-backed securities	1,001	23	-	1,024
Treasury securities	223	3	-	226
Total securities held to maturity	$36,321	$837	$48	$37,110

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Securities available for sale:
Asset-backed securities	$19,320	$64	$18	$19,366
U.S. agency mortgage-backed securities	18,487	242	12	18,717
Corporate debt securities	8,023	30	8	8,045
U.S. agency notes	3,839	-	44	3,795
Treasury securities	2,993	2	1	2,994
Certificates of deposit	1,533	1	-	1,534
Non-agency commercial mortgage-backed securities	310	7	-	317
Other securities	15	-	-	15
Total securities available for sale	$54,520	$346	$83	$54,783
Securities held to maturity:
U.S. agency mortgage-backed securities	$33,388	$531	$174	$33,745
Non-agency commercial mortgage-backed securities	1,001	11	14	998
Total securities held to maturity	$34,389	$542	$188	$34,743

-  6 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $120 million at March 31, 2015.

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$3,247	$3	$1,135	$3	$4,382	$6
Asset-backed securities	5,694	19	750	5	6,444	24
Corporate debt securities	1,079	1	655	2	1,734	3
U.S. agency notes	1,373	2	2,254	11	3,627	13
Total	$11,393	$25	$4,794	$21	$16,187	$46
Securities held to maturity:
U.S. agency mortgage-backed securities	$6,253	$30	$2,044	$18	$8,297	$48
Total	$6,253	$30	$2,044	$18	$8,297	$48
Total securities with unrealized losses (1)	$17,646	$55	$6,838	$39	$24,484	$94

(1)	The number of investment positions with unrealized losses totaled 174 for securities available for sale and 71 for securities held to maturity.

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Asset-backed securities	$5,754	$15	$792	$3	$6,546	$18
U.S. agency mortgage-backed securities	2,247	5	$1,767	7	$4,014	12
Corporate debt securities	1,781	4	552	4	2,333	8
U.S. agency notes	-	-	3,696	44	3,696	44
Treasury securities	1,246	1	-	-	1,246	1
Total	$11,028	$25	$6,807	$58	$17,835	$83
Securities held to maturity:
U.S. agency mortgage-backed securities	$264	$1	$10,415	$173	$10,679	$174
Non-agency commercial mortgage-backed
securities	-	-	660	14	660	14
Total	$264	$1	$11,075	$187	$11,339	$188
Total securities with unrealized losses (1)	$11,292	$26	$17,882	$245	$29,174	$271

(1)	The number of investment positions with unrealized losses totaled 173 for securities available for sale and 111 for securities held to maturity.

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis as described in note “2—Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no impairment charges recognized during the first quarters of 2015 or 2014.

-  7 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at March 31, 2015 are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$1,440	$6,866	$12,225	$20,531
Asset-backed securities	2	3,470	5,474	11,558	20,504
Corporate debt securities	1,441	7,972	-	-	9,413
U.S. agency notes	-	5,222	-	-	5,222
Treasury securities	-	3,581	-	-	3,581
Certificates of deposit	873	911	-	-	1,784
Non-agency commercial mortgage-backed
securities (1)	-	-	-	316	316
Other securities	-	-	-	15	15
Total fair value	$2,316	$22,596	$12,340	$24,114	$61,366
Total amortized cost	$2,314	$22,525	$12,230	$23,927	$60,996
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$868	$17,764	$17,228	$35,860
Non-agency commercial mortgage-backed
securities (1)	-	-	369	655	1,024
Treasury securities	-	-	226	-	226
Total fair value	$-	$868	$18,359	$17,883	$37,110
Total amortized cost	$-	$853	$17,857	$17,611	$36,321

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains from sales of securities available for sale are as follows:

	Three Months Ended
	March 31,
	2015	2014
Proceeds	$150	$1,285
Gross realized gains	$-	$1

4.Bank Loans and Related Allowance for Loan Losses

The composition of bank loans by loan segment is as follows:

	March 31,	December 31,
	2015	2014
Residential real estate mortgages	$8,172	$8,127
Home equity loans and lines of credit	2,878	2,955
Personal loans secured by securities	2,549	2,320
Other	42	39
Total bank loans (1)	13,641	13,441
Allowance for loan losses	(38)	(42)
Total bank loans – net	$13,603	$13,399

(1)	All loans are evaluated for impairment by loan segment.

-  8 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $6.9 billion and $6.7 billion at March 31, 2015 and December 31, 2014, respectively. All of the personal loans were fully collateralized by securities with fair values in excess of borrowings at March 31, 2015 and December 31, 2014.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $440 million and $286 million during the first quarters of 2015 and 2014, respectively. Schwab Bank purchased HELOCs with commitments of $117 million and $172 million during the first quarters of 2015 and 2014, respectively.

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	March 31, 2015			March 31, 2014
	Residential	Home Equity		Residential	Home Equity
	Real Estate	Loans and		Real Estate	Loans and
	Mortgages	Lines of Credit	Total	Mortgages	Lines of Credit	Total
Balance at beginning of period	$29	$13	$42	$34	$14	$48
Charge-offs	-	(1)	(1)	(1)	(1)	(2)
Recoveries	-	1	1	-	1	1
Provision for loan losses	(3)	(1)	(4)	-	1	1
Balance at end of period	$26	$12	$38	$33	$15	$48

The delinquency and nonaccrual analysis by loan class is as follows:

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
March 31, 2015	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages	$8,140	$9	$1	$22	$32	$8,172
Home equity loans and lines of credit	2,865	3	1	9	13	2,878
Personal loans secured by securities	2,549	-	-	-	-	2,549
Other	42	-	-	-	-	42
Total bank loans	$13,596	$12	$2	$31	$45	$13,641

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
December 31, 2014	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages	$8,092	$9	$2	$24	$35	$8,127
Home equity loans and lines of credit	2,942	1	1	11	13	2,955
Personal loans secured by securities	2,320	-	-	-	-	2,320
Other	38	1	-	-	1	39
Total bank loans	$13,392	$11	$3	$35	$49	$13,441

There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2015 or December 31, 2014. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $40 million and $44 million at March 31, 2015 and December 31, 2014, respectively. Troubled debt restructurings were not material at March 31, 2015 or December 31, 2014.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

updated borrower FICO scores (Updated FICO), loan-to-value (LTV) ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in March 2015. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

		Weighted		Percent of Loans
		Average	Utilization	that are on
March 31, 2015	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,128	776	N/A	0.02%
>70% – <90%	938	767	N/A	0.47%
>90% – <100%	56	741	N/A	2.27%
>100%	50	728	N/A	10.88%
Total	$8,172	774	N/A	0.16%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,225	774	36%	0.08%
>70% – <90%	504	764	48%	0.30%
>90% – <100%	83	754	61%	0.73%
>100%	66	743	61%	1.12%
Total	$2,878	771	38%	0.16%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home Equity
	Real Estate	Loans and
March 31, 2015	Mortgages	Lines of Credit
Year of origination
Pre-2011	$1,066	$2,161
2011	545	129
2012	2,007	139
2013	2,920	243
2014	1,208	184
2015	426	22
Total	$8,172	$2,878
Origination FICO
<620	$10	$1
620 – 679	95	17
680 – 739	1,367	530
>740	6,700	2,330
Total	$8,172	$2,878
Origination LTV
<70%	$5,644	$1,932
>70% – <90%	2,512	926
>90% – <100%	16	20
Total	$8,172	$2,878

-  10 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2014	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,131	774	N/A	0.04%
>70% – <90%	882	765	N/A	0.50%
>90% – <100%	61	740	N/A	2.95%
>100%	53	726	N/A	10.95%
Total	$8,127	773	N/A	0.18%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,282	773	36%	0.08%
>70% – <90%	526	762	48%	0.34%
>90% – <100%	81	749	61%	1.67%
>100%	66	742	63%	1.54%
Total	$2,955	769	39%	0.20%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home Equity
	Real Estate	Loans and
December 31, 2014	Mortgages	Lines of Credit
Year of origination
Pre-2011	$1,119	$2,244
2011	588	137
2012	2,107	147
2013	3,047	250
2014	1,266	177
Total	$8,127	$2,955
Origination FICO
<620	$10	$-
620 – 679	97	18
680 – 739	1,366	549
>740	6,654	2,388
Total	$8,127	$2,955
Origination LTV
<70%	$5,572	$1,979
>70% – <90%	2,538	955
>90% – <100%	17	21
Total	$8,127	$2,955

-  11 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.Borrowings

See note “13 – Borrowings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Company’s borrowings with the exception of the issuance disclosed below.

Long-term debt, including unamortized debt discounts and premiums, where applicable, consists of the following:

	March 31,	December 31,
	2015	2014
Senior Notes	$2,565	$1,567
Senior Medium-Term Notes, Series A	249	249
Finance lease obligation	81	83
Total long-term debt	$2,895	$1,899

On March 10, 2015, CSC issued $625 million aggregate principal amount of Senior Notes that mature in 2018 and $375 million aggregate principal amount of Senior Notes that mature in 2025 under its universal shelf registration statement on file with the SEC. The Senior Notes due 2018 have a fixed interest rate of 1.50% with interest payable semi-annually. The Senior Notes due 2025 have a fixed interest rate of 3.00% with interest payable semi-annually.

Annual maturities on long-term debt outstanding at March 31, 2015 are as follows:

2015	$355
2016	7
2017	258
2018	908
2019	8
Thereafter	1,376
Total maturities	2,912
Unamortized discount, net	(17)
Total long-term debt	$2,895

6.Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At March 31, 2015, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at March 31, 2015. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The Company has recorded a liability of $37 million for unfunded commitments related to investments in qualified affordable housing projects at March 31, 2015, which is included in accrued expenses and other liabilities on the balance sheet. These commitments are expected to be paid during the years from 2015 to 2020. The Company also recorded a corresponding asset for the funded and unfunded investments in qualified affordable housing projects of $44 million at March 31, 2015, which is included in other assets on the balance sheet.

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

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs and attorneys’ fees. Plaintiffs’ federal securities law claim and certain of plaintiffs’ state law claims were dismissed. On August 8, 2011, the court dismissed plaintiffs’ remaining claims with prejudice. Plaintiffs appealed to the Ninth Circuit, which issued a ruling on March 9, 2015 reversing the district court’s dismissal of the case and remanding the case for further proceedings. Defendants’ petition for rehearing was denied on April 28, 2015.

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

7.Offsetting Assets and Liabilities

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $10.0 billion at

-  13 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

March 31, 2015 and $10.4 billion at December 31, 2014. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.7 billion at March 31, 2015 and $1.3 billion at December 31, 2014. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $44 million at March 31, 2015 and $88 million at December 31, 2014. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at March 31, 2015 and December 31, 2014.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
	Gross	Offset in the	Presented in the	Consolidated Balance Sheet
	Assets/	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheet	Balance Sheet	Offsetting	Collateral		Amount
March 31, 2015
Assets:
Resale agreements (1)	$9,806	$-	$9,806	$-	$(9,806)	(2)	$-
Securities borrowed (3)	167	-	167	(40)	(126)		1
Total	$9,973	$-	$9,973	$(40)	$(9,932)		$1
Liabilities:
Securities loaned (4)	$1,956	$-	$1,956	$(40)	$(1,770)		$146
Total	$1,956	$-	$1,956	$(40)	$(1,770)		$146
December 31, 2014
Assets:
Resale agreements (1)	$10,186	$-	$10,186	$-	$(10,186)	(2)	$-
Securities borrowed (3)	187	-	187	(69)	(117)		1
Total	$10,373	$-	$10,373	$(69)	$(10,303)		$1
Liabilities:
Securities loaned (4)	$1,477	$-	$1,477	$(69)	$(1,293)		$115
Total	$1,477	$-	$1,477	$(69)	$(1,293)		$115

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s consolidated balance sheets.
(2)	Actual collateral was greater than 102% of the related assets.
(3)	Included in receivables from brokers, dealers, and clearing organizations in the Company’s consolidated balance sheets.
(4)	Included in payables to brokers, dealers, and clearing organizations in the Company’s consolidated balance sheets.

-  14 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

8.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in these methodologies during the quarter ended March 31, 2015. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the quarter ended March 31, 2015, or the year ended December 31, 2014. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2015 or December 31, 2014.

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
March 31, 2015	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$641	$-	$-	$641
Commercial paper	-	27	-	27
Total cash equivalents	641	27	-	668
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	2,951	-	2,951
U.S. Government securities	-	2,334	-	2,334
Total investments segregated and on deposit for
regulatory purposes	-	5,285	-	5,285
Other securities owned:
Schwab Funds® money market funds	384	-	-	384
Equity and bond mutual funds	203	-	-	203
State and municipal debt obligations	-	50	-	50
Equity, U.S. Government and corporate debt, and
other securities	1	19	-	20
Total other securities owned	588	69	-	657
Securities available for sale:
U.S. agency mortgage-backed securities	-	20,531	-	20,531
Asset-backed securities	-	20,504	-	20,504
Corporate debt securities	-	9,413	-	9,413
U.S. agency notes	-	5,222	-	5,222
Treasury securities	-	3,581	-	3,581
Certificates of deposit	-	1,784	-	1,784
Non-agency commercial mortgage-backed securities	-	316	-	316
Other securities	-	15	-	15
Total securities available for sale	-	61,366	-	61,366
Total	$1,229	$66,747	$-	$67,976

-  15 -

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

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are also described in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in these methodologies or assumptions during the quarter ended March 31, 2015.  The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
March 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$8,343	$-	$8,343	$-	$8,343
Cash and investments segregated and
on deposit for regulatory purposes	14,097	-	14,097	-	14,097
Receivables from brokers, dealers, and
clearing organizations	457	-	457	-	457
Receivables from brokerage clients – net	16,010	-	16,010	-	16,010
Securities held to maturity:
U.S. agency mortgage-backed securities	35,097	-	35,860	-	35,860
Non-agency commercial mortgage-backed
securities	1,001	-	1,024	-	1,024
Treasury securities	223	-	226	-	226
Total securities held to maturity	36,321	-	37,110	-	37,110
Bank loans: (1)
Residential real estate mortgages	8,172	-	8,014	-	8,014
Home equity loans and lines of credit	2,878	-	2,967	-	2,967
Personal loans secured by securities	2,549	-	2,549	-	2,549
Other	42	-	42	-	42
Total bank loans	13,641	-	13,572	-	13,572
Other assets	112	-	112	-	112
Total	$88,981	$-	$89,701	$-	$89,701
Liabilities:
Bank deposits	$109,503	$-	$109,503	$-	$109,503
Payables to brokers, dealers, and clearing
organizations	2,410	-	2,410	-	2,410
Payables to brokerage clients	31,617	-	31,617	-	31,617
Accrued expenses and other liabilities	548	-	548	-	548
Long-term debt	2,895	-	3,034	-	3,034
Total	$146,973	$-	$147,112	$-	$147,112

(1)	The carrying value of bank loans excludes the allowance for loan losses of $38 million at March 31, 2015.

-  17 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$9,189	$-	$9,189	$-	$9,189
Cash and investments segregated and
on deposit for regulatory purposes	14,466	-	14,466	-	14,466
Receivables from brokers, dealers, and
clearing organizations	469	-	469	-	469
Receivables from brokerage clients – net	15,666	-	15,666	-	15,666
Securities held to maturity:
U.S. agency mortgage-backed securities	33,388	-	33,745	-	33,745
Non-agency commercial mortgage-backed
securities	1,001	-	998	-	998
Total securities held to maturity	34,389	-	34,743	-	34,743
Bank loans: (1)
Residential real estate mortgages	8,127	-	8,158	-	8,158
Home equity loans and lines of credit	2,955	-	3,026	-	3,026
Personal loans secured by securities	2,320	-	2,320	-	2,320
Other	39	-	38	-	38
Total bank loans	13,441	-	13,542	-	13,542
Other assets	76	-	76	-	76
Total	$87,696	$-	$88,151	$-	$88,151
Liabilities:
Bank deposits	$102,815	$-	$102,815	$-	$102,815
Payables to brokers, dealers, and clearing
organizations	2,004	-	2,004	-	2,004
Payables to brokerage clients	34,305	-	34,305	-	34,305
Accrued expenses and other liabilities	687	-	687	-	687
Long-term debt	1,899	-	2,010	-	2,010
Total	$141,710	$-	$141,821	$-	$141,821

(1)	The carrying value of bank loans excludes the allowance for loan losses of $42 million at December 31, 2014.

9.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended March 31,		2015			2014
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain	$107	$(41)	$66	$159	$(59)	$100
Other reclassifications included in
other revenue	-	-	-	(1)	-	(1)
Change in net unrealized gain on
securities available for sale	107	(41)	66	158	(59)	99
Other comprehensive income	$107	$(41)	$66	$158	$(59)	$99

-  18 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Accumulated other comprehensive income balances are as follows:

Total
Accumulated Other
Comprehensive Income
Balance at December 31, 2013	$9
Net unrealized gain on securities available for sale	99
Balance at March 31, 2014	$108
Balance at December 31, 2014	$165
Net unrealized gain on securities available for sale	66
Balance at March 31, 2015	$231

10.Earnings Per Common Share

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

	Three Months Ended
	March 31,
	2015	2014
Net income	$302	$326
Preferred stock dividends and other (1)	(11)	(8)
Net income available to common stockholders	$291	$318
Weighted-average common shares outstanding — basic	1,312	1,299
Common stock equivalent shares related to stock incentive plans	11	12
Weighted-average common shares outstanding — diluted (2)	1,323	1,311
Basic EPS	$.22	$.24
Diluted EPS	$.22	$.24

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 17 million shares for both the first quarters of 2015 and 2014.

11.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the OCC), as its primary regulator, the Federal Deposit Insurance Corporation, as its deposit insurer, and the Consumer Financial Protection Bureau. CSC is required to serve as a source of strength for Schwab Bank. Prior to January 1, 2015, CSC, as a savings and loan holding company, was not subject to certain statutory capital requirements. Beginning on January 1, 2015, CSC is subject to new capital requirements set by the Federal Reserve.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At March 31, 2015, CSC and Schwab Bank met the capital level requirements.

The new regulatory capital and ratios for CSC and Schwab Bank at March 31, 2015 are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$9,611	14.6%	N/A		$2,960	4.5%
Tier 1 Risk-Based Capital	$10,484	15.9%	N/A		$3,947	6.0%
Total Risk-Based Capital	$10,523	16.0%	N/A		$5,262	8.0%
Tier 1 Leverage	$10,484	6.8%	N/A		$6,138	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$8,099	17.9%	$2,939	6.5%	$2,035	4.5%
Tier 1 Risk-Based Capital	$8,099	17.9%	$3,617	8.0%	$2,713	6.0%
Total Risk-Based Capital	$8,138	18.0%	$4,522	10.0%	$3,617	8.0%
Tier 1 Leverage	$8,099	7.1%	$5,728	5.0%	$4,583	4.0%

N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2015, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since March 31, 2015, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at March 31, 2015 are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,581	10%	$0.250	$331	$1,250	$753
optionsXpress, Inc.	$127	35%	$1	$7	$120	$109

-  20 -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

12.Segment Information

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended March 31,	2015	2014	2015	2014	2015	2014	2015	2014
Net Revenues:
Asset management and administration fees	$454	$428	$190	$183	$-	$-	$644	$611
Net interest revenue	510	495	78	58	-	-	588	553
Trading revenue	151	171	76	76	-	-	227	247
Other	45	51	18	17	-	-	63	68
Provision for loan losses	4	(1)	-	-	-	-	4	(1)
Total net revenues	1,164	1,144	362	334	-	-	1,526	1,478
Expenses Excluding Interest	795	738	247	218	-	-	1,042	956
Income before taxes on income	$369	$406	$115	$116	$-	$-	$484	$522
Taxes on income							182	196
Net Income							$302	$326

13.Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to March 31, 2015, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined none of these events were required to be recognized or disclosed.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Current Market and Regulatory Environment and Other Developments” and “Results of Operations – Net Interest Revenue”);

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

•	target capital and debt ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements” and “Liquidity and Capital Resources”);
•	the expected impact of the new liquidity coverage ratio (LCR) rules (see “Current Market and Regulatory Environment and Other Developments”);
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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner, including Intelligent Portfolios™;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations;
•	adverse developments in litigation or regulatory matters;
•	the extent of any charges associated with litigation and regulatory matters;
•	amounts recovered on insurance policies;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	capital needs and management;
•	the level of brokerage client cash balances and bank deposits;
•	investment, structural and capital adjustments made by the Company in connection with the new LCR rule;
•	the availability and terms of external financing;
•	the extent to which past performance of the Company’s mortgage portfolio is indicative of future performance;

-  22 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	timing and amount of severance and other costs related to reducing the Company’s San Francisco footprint;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees;
•	acquisition integration costs; and
•	client use of the Company’s investment advisory services and other products and services.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and “Part II – Other Information – Item 1A – Risk Factors.”

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that net revenue growth, pre-tax profit margin, earnings per common share (EPS), and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Expenses excluding interest as a percentage of average client assets is considered by management to be a measure of operating efficiency. Results for the first quarters of 2015 and 2014 are:

	Three Months Ended
	March 31,		Percent
	2015	2014	Change
Client Metrics:
Net new client assets (1) (in billions)	$28.7	$34.2	(16)%
Client assets (2) (in billions, at quarter end)	$2,524.4	$2,308.0	9%
New brokerage accounts (3) (in thousands)	274	258	6%
Active brokerage accounts (4) (in thousands, at quarter end)	9,493	9,178	3%
Assets receiving ongoing advisory services (5) (in billions, at quarter end)	$1,251.8	$1,132.7	11%
Client cash as a percentage of client assets (6) (at quarter end)	12.0%	12.7%
Company Financial Metrics:
Net revenues	$1,526	$1,478	3%
Expenses excluding interest	1,042	956	9%
Income before taxes on income	484	522	(7)%
Taxes on income	182	196	(7)%
Net income	$302	$326	(7)%
Preferred stock dividends and other	$11	$8	38%
Net income available to common stockholders	$291	$318	(8)%
Earnings per common share – diluted	$.22	$.24	(8)%
Net revenue growth from prior year	3%	15%
Pre-tax profit margin	31.7%	35.3%
Return on average common stockholders’ equity (annualized) (7)	10%	13%
Expenses excluding interest as a percentage
of average client assets (annualized)	0.17%	0.17%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric, along with core net new assets, depicts how well the Company’s products and services appeal to new and existing clients. Core net new assets were $34.2 billion during the first quarter of 2015. There were no significant one-time flows during the first quarter of 2014. See below for items excluded from core net new assets.

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

(6)

Client cash as a percentage of client assets includes Schwab One®, certain cash equivalents, bank deposits and money market fund balances, as a percentage of client assets. This measure is an indicator of clients’ engagement in the fixed income and equity markets.

(7)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

Core net new client assets is defined as net new client assets before significant one-time flows. Management considers this to be a useful metric when comparing period-to-period client asset flows. The following one-time flows were excluded from core net new assets.

•	First quarter of 2015 includes an outflow of $11.6 billion relating to the Company’s planned resignation from an Advisor Services cash management relationship.
•

The Company increased its reported total for overall client assets by $6.1 billion in the first quarter of 2015 to reflect the final impact of the consolidation of its retirement plan recordkeeping platforms as previously announced in the third quarter of 2013.

The Company’s operating environment included volatile equity market performance during the first quarter of 2015. The Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average fluctuated during the first quarter of 2015, yet ended the quarter up 17%, 10%, and 8% from the first quarter of 2014, respectively. Meanwhile, short-term interest rates continued to be constrained as the federal funds target rate remained unchanged at a range of zero to 0.25% and the average 3-month Treasury Bill yield decreased by 3 basis points to 0.01% compared to the first quarter of 2014. In addition, long-term interest rates decreased compared to the first quarter of 2014, including the average 10-year Treasury yield, which decreased by 80 basis points to 1.96%.

Strong client momentum continued in the first quarter of 2015, as the Company’s innovative, full-service model continued to resonate with clients and drive growth during the first quarter of 2015. Core net new assets totaled $34.2 billion in the first quarter of 2015, which were flat compared to net new client assets in the first quarter of 2014. Total client assets ended the first quarter of 2015 at $2.52 trillion, up 9% from the first quarter of 2014. The Company added 274,000 new brokerage accounts to its client base during the first quarter of 2015, up 6% compared to the first quarter of 2014. Active brokerage accounts ended the first quarter of 2015 at 9.5 million, also up 3% on a year-over-year basis.

For the first quarter of 2015, the Company’s net revenues increased 3% compared to the first quarter of 2014, primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Asset management and administration fees increased due to fees from mutual fund services, advice solutions, and other asset management and administration services. Trading revenue decreased primarily due to a decrease in commission revenue as a result of lower daily average revenue trades.

Expenses excluding interest increased 9% in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increases in compensation and benefits, professional services, and other expense.

The combined effect of the environment, strong business growth, and the Company’s overall spending resulted in a pre-tax profit margin of 31.7% in the first quarter of 2015. Overall, net income decreased by 7% in the first quarter of 2015 compared to the first quarter of 2014. The return on average common stockholders’ equity was 10% in the first quarter of 2015.

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

In July 2013, the U.S. banking agencies issued regulatory capital rules that implemented BASEL III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) (Final Regulatory Capital Rules), which are applicable to savings and loan holding companies, such as CSC, and federal savings banks, such as Charles Schwab Bank (Schwab Bank). The implementation of the rules began on January 1, 2015.

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

•

change the definition of capital categories for insured depository: to be considered “well-capitalized”, Schwab Bank must have a Common Equity Tier 1 Risk-Based Capital Ratio of at least 6.5%, a Tier 1 Risk-Based Capital Ratio of at least 8%, a Total Risk-Based Capital Ratio of at least 10% and a Tier 1 Leverage Ratio of at least 5%; and

•	change the calculation of risk-weighted assets, including investment securities and unused commitments.

At March 31, 2015, the application of the revised risk-weighting of assets resulted in a decrease in the Company’s Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of approximately 3.5%. The required minimum capital conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

The Final Regulatory Capital Rules provide that the failure to maintain the minimum capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers.

In September 2014, the Board of Governors of the Federal Reserve System (Federal Reserve), in collaboration with the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation, issued a rule implementing a quantitative liquidity requirement generally consistent with the LCR standard established by Basel III. The LCR applies to all internationally active banking organizations. The Federal Reserve also issued a modified LCR that applies to the Company. Under the modified LCR, a depository institution holding company is required to maintain high-quality liquid assets in an amount related to its total estimated net cash outflows over a prospective period. The modified LCR will be phased in beginning on January 1, 2016, with a minimum requirement of 90%, increasing to 100% at January 1, 2017. The Company expects to be compliant with the modified LCR by January 1, 2016 and does not expect a material impact to the Company’s business, financial condition, and results of operations.

In April 2015, the Department of Labor published notice of a rule proposal to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. If adopted, among other things, the new rule would subject broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard, as well as other conditions and requirements. The rule proposal is in a comment period and is subject to further modification. The Company is currently evaluating the impact of the proposed rule.

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

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the first quarter of 2015 compared to the first quarter of 2014.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in the first quarter of 2015 compared to the first quarter of 2014.

Three Months Ended March 31,		2015		2014
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	-	$238		$239
Fee waivers	(1)%	(184)		(185)
Schwab money market funds after fee waivers	-	54	4%	54	4%
Equity and bond funds	16%	52	3%	45	3%
Mutual Fund OneSource®	-	204	13%	204	14%
Total mutual funds service fees	2%	310	20%	303	21%
Advice solutions	11%	220	14%	199	13%
Other	5%	114	8%	109	7%
Asset management and administration fees	5%	644	42%	611	41%
Net interest revenue
Interest revenue	7%	617	41%	579	39%
Interest expense	12%	(29)	(2)%	(26)	(2)%
Net interest revenue	6%	588	39%	553	37%
Trading revenue
Commissions	(7)%	218	14%	234	16%
Principal transactions	(31)%	9	1%	13	1%
Trading revenue	(8)%	227	15%	247	17%
Other	(7)%	63	4%	68	5%
Provision for loan losses	N/M	4	-	(1)	-
Total net revenues	3%	$1,526	100%	$1,478	100%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset-based fees, such as third-party mutual fund service fees, trust fees, 401(k) recordkeeping fees, and mutual fund clearing and other service fees. Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity. For a discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment and Other Developments.”

Asset management and administration fees increased by $33 million, or 5%, in the first quarter of 2015 compared to the first quarter of 2014, due to fees from advice solutions, mutual fund services, and other asset management and administration services.

Mutual fund service fees increased by $7 million, or 2%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to growth in client assets invested in equity and bond funds.

Advice solutions fees increased by $21 million, or 11%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to growth in client assets enrolled in advisory offers, including Schwab Private Client™,  ThomasPartners®, and Schwab Managed Portfolios™, partially offset by a decrease in Windhaven® assets.

Other asset management and administration service fees increased by $5 million, or 5%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

The Company’s interest-earning assets are primarily funded through brokerage client cash balances and bank deposits. These interest-bearing liabilities are primarily sensitive to short-term rates, and the Company establishes the rates paid on most of these liabilities. The Company expects that the rate paid on these liabilities will generally adjust at some fraction of the movement in short-term market rates. The rates on the majority of the firm’s investment securities and loans re-price or reset based on short-term market rates. A smaller portion is invested in fixed-rate loans and securities. As such, the Company expects that net interest revenue will increase as short-term market rates increase, and decline as rates fall from current levels. When interest rates fall, the Company may attempt to mitigate some of this negative impact by lowering rates paid to clients on interest-bearing liabilities. The current low interest rate environment limits the extent to which the Company can reduce interest expense on funding sources. The Company may also alter the amount and type of fixed-rate loans and securities that are added to the portfolio. Generally, increases in the percentage of fixed-rate assets relative to total interest-bearing liabilities will reduce the rate at which net interest revenue changes if rates move.

Non-interest-bearing funding sources include non-interest-bearing brokerage client cash balances, stockholders’ equity, and proceeds from stock-lending activities. Revenue from stock-lending activities is included in other interest revenue.

Schwab Bank maintains available for sale and held to maturity investment portfolios for liquidity as well as to earn interest by investing funds from deposits that are in excess of bank loans and liquidity requirements. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans, HELOCs, and personal loans secured by securities. These loans are largely funded by interest-bearing bank deposits.

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

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2015			2014
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$9,383	$5	0.22%	$6,701	$4	0.24%
Cash and investments segregated	19,510	6	0.12%	21,619	6	0.11%
Broker-related receivables (1)	280	-	0.10%	294	-	0.35%
Receivables from brokerage clients	14,416	119	3.35%	13,158	116	3.58%
Securities available for sale (2)	57,416	142	1.00%	51,971	140	1.09%
Securities held to maturity	34,879	218	2.53%	30,846	199	2.62%
Bank loans	13,534	90	2.70%	12,546	87	2.81%
Total interest-earning assets	149,418	580	1.57%	137,135	552	1.63%
Other interest revenue		37			27
Total interest-earning assets	$149,418	$617	1.67%	$137,135	$579	1.71%
Funding sources:
Bank deposits	$105,834	$8	0.03%	$93,776	$7	0.03%
Payables to brokerage clients	26,071	1	0.01%	27,210	1	0.01%
Long-term debt	2,148	19	3.59%	1,902	18	3.84%
Total interest-bearing liabilities	134,053	28	0.08%	122,888	26	0.09%
Non-interest-bearing funding sources	15,365			14,247
Other interest expense (1,3)		1			-
Total funding sources	$149,418	$29	0.07%	$137,135	$26	0.07%
Net interest revenue		$588	1.60%		$553	1.64%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.

Net interest revenue increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. The growth in the average balance of bank deposits funded the increase in the balances of securities held to maturity and securities available for sale.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $20 million, or 8%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to a decrease in commission revenue as a result of lower daily average revenue trades. Daily average revenue trades decreased in the first quarter of 2015 primarily due to a lower volume of equity, future, and option trades. Average revenue per revenue trade remained relatively flat in the first quarter of 2015 compared to the first quarter of 2014.

	Three Months Ended
	March 31,		Percent
	2015	2014	Change
Daily average revenue trades (1) (in thousands)	313	337	(7)%
Clients’ daily average trades (2) (in thousands)	582	554	5%
Number of trading days	61.0	61.0	-
Average revenue per revenue trade	$11.98	$12.03	-

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and exchange-traded funds (ETFs), and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Other Revenue

Other revenue includes order flow revenue, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, realized gains or losses on sales of securities available for sale, and other service fees. Other revenue decreased by $5 million, or 7%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to a decrease in order flow revenue.

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increases in compensation and benefits, professional services, and other expense.

	Three Months Ended
	March 31,		Percent
	2015	2014	Change
Compensation and benefits	$581	$528	10%
Professional services	114	106	8%
Occupancy and equipment	83	80	4%
Advertising and market development	69	63	10%
Communications	58	56	4%
Depreciation and amortization	54	48	13%
Other	83	75	11%
Total expenses excluding interest	$1,042	$956	9%
Expenses as a percentage of total net revenues:
Compensation and benefits	38%	36%
Advertising and market development	5%	4%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended
	March 31,		Percent
	2015	2014	Change
Salaries and wages	$317	$295	7%
Incentive compensation	157	147	7%
Employee benefits and other	107	86	24%
Total compensation and benefits expense	$581	$528	10%
Full-time equivalent employees (1) (in thousands)
At quarter end	14.9	14.0	6%
Average	14.8	14.0	6%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher employee headcount and annual salary increases.

Incentive compensation increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to the earlier recognition of certain equity-based incentives due to plan changes and higher field incentive plan costs relating to increased asset flows.

Employee benefits and other expense increased in the first quarter of 2015 compared to the first quarter of 2014, as the Company began matching 401(k) contributions by pay period instead of annually in 2015 and more employees chose to fund their 401(k) contributions from annual bonuses. The increase in employee benefits and other expense was also due to increased healthcare costs as a result of higher claims paid and employee headcount.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants.

Advertising and market development expense increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher spending on customer promotions.

Depreciation and amortization expense increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increased amortization of internally-developed software.

Other expense increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to an increase in legal expenses.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.6% and 37.5% for the first quarters of 2015 and 2014, respectively.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended March 31,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	6%	$454	$428	4%	$190	$183
Net interest revenue	3%	510	495	34%	78	58
Trading revenue	(12)%	151	171	-	76	76
Other	(12)%	45	51	6%	18	17
Provision for loan losses	N/M	4	(1)	-	-	-
Total net revenues	2%	1,164	1,144	8%	362	334
Expenses Excluding Interest	8%	795	738	13%	247	218
Income before taxes on income	(9)%	$369	$406	(1)%	$115	$116

	Unallocated			Total
	Percent			Percent
Three Months Ended March 31,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	-	$-	$-	5%	$644	$611
Net interest revenue	-	-	-	6%	588	553
Trading revenue	-	-	-	(8)%	227	247
Other	-	-	-	(7)%	63	68
Provision for loan losses	-	-	-	N/M	4	(1)
Total net revenues	-	-	-	3%	1,526	1,478
Expenses Excluding Interest	-	-	-	9%	1,042	956
Income before taxes on income	-	$-	$-	(7)%	$484	$522
Taxes on income				(7)%	182	196
Net Income				(7)%	$302	$326

N/M Not meaningful.

Investor Services

Net revenues increased by $20 million, or 2%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to increases in asset management and administration fees and net interest revenue, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to fees from advice solutions. Advice solutions fees increased primarily due to growth in client assets enrolled in advisory offers. Net interest revenue increased primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Trading revenue decreased primarily due to a decrease in commission revenue as a result of lower daily average revenue trades.

Expenses excluding interest increased by $57 million, or 8%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increases in compensation and benefits and professional services expense.

Advisor Services

Net revenues increased by $28 million, or 8%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Asset management and administration fees increased

-  31 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

due to fees from mutual fund services and other asset management and administration services. Mutual fund service fees increased primarily due to growth in client assets invested in equity and bond funds. Other asset management and administration service fees increased primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds.

Expenses excluding interest increased by $29 million, or 13%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to increases in compensation and benefits and other expense.

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

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC has a universal shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. CSC maintains excess liquidity in the form of overnight cash deposits, short-term investments to cover daily funding needs and to support growth in the Company’s business, and long-term investments to support contingent funding needs. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab, Schwab Bank, and optionsXpress, Inc. are subject to regulatory requirements that may restrict them from certain transactions with CSC, as further discussed below. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab and optionsXpress, Inc.’s net capital.

CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. Beginning on January 1, 2015, CSC is subject to new capital requirements set by the Federal Reserve. Based on its regulatory capital ratios at March 31, 2015, CSC exceeded minimum capital requirements. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements” for CSC’s regulatory capital and ratios.

On March 10, 2015, CSC issued $625 million aggregate principal amount of Senior Notes that mature in 2018 and $375 million aggregate principal amount of Senior Notes that mature in 2025 under its universal shelf registration statement on file with the SEC. The Senior Notes due 2018 have a fixed interest rate of 1.50% with interest payable semi-annually. The Senior Notes due 2025 have a fixed interest rate of 3.00% with interest payable semi-annually.

In connection with the above Senior Note issuances, CSC purchased $575 million of 3-year Treasury securities and $225 million of 10-year Treasury securities that are held at CSC to augment its liquidity position.

-  32 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following are details of CSC’s long-term debt:

	Par				Standard
March 31, 2015	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$2,581	2015 – 2025	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at March 31, 2015. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2015. This facility was unused during the first quarter of 2015. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, excluding accumulated other comprehensive income. At March 31, 2015, the minimum level of stockholders’ equity required under this facility was $7.9 billion (CSC’s stockholders’ equity, excluding accumulated other comprehensive income, at March 31, 2015 was $11.9 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to certain of the uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 2015.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $29.3 billion and $32.0 billion at March 31, 2015 and December 31, 2014, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2015, Schwab’s net capital was $1.6 billion (10% of aggregate debit balances), which was $1.3 billion in excess of its minimum required net capital and $753 million in excess of 5% of aggregate debit balances.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $81 million at March 31, 2015 is being reduced by a portion of the lease payments over the remaining lease term of ten years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of banks. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for one day during the first quarter of 2015, with the amount borrowed of $20 million. There were no borrowings outstanding under these lines at March 31, 2015.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at March 31, 2015. There were no funds drawn under any of these LOCs during the first quarter of 2015. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2016. The amount outstanding under this facility at March 31, 2015 was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2017. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at March 31, 2015.

Schwab Bank

Schwab Bank’s liquidity needs are met through bank deposits and equity capital.

Bank deposits at March 31, 2015 were $109.5 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At March 31, 2015, these balances totaled $87.8 billion.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Beginning on January 1, 2015, Schwab Bank is subject to new capital requirements set by the OCC. Based on its regulatory capital ratios at March 31, 2015, Schwab Bank is considered well capitalized. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements” for Schwab Bank’s regulatory capital and ratios.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At March 31, 2015, $2.2 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2015.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At March 31, 2015, $9.3 billion was available under this facility. There were no funds drawn under this facility during the first quarter of 2015.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.0 billion and $942 million at March 31, 2015 and December 31, 2014, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc. is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2015, optionsXpress, Inc.’s net capital was $127 million (35% of aggregate debit balances), which was $120 million in excess of its minimum required net capital and $109 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At March 31, 2015, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at March 31, 2015. There were no funds drawn under this LOC during the first quarter of 2015.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2016. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at March 31, 2015.

optionsXpress has a term loan with CSC, of which $7 million was outstanding at March 31, 2015, and it matures in December 2017.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2015 was $15.1 billion, up $1.4 billion, or 10%, from December 31, 2014.

Long-term Debt

At March 31, 2015, the Company had long-term debt of $2.9 billion, or 19% of total financial capital, that bears interest at a weighted-average rate of 3.07%. At December 31, 2014, the Company had long term debt of $1.9 billion, or 14% of total financial capital. The Company repaid $2 million of long-term debt in the first quarter of 2015.

On March 10, 2015, CSC issued $625 million aggregate principal amount of Senior Notes that mature in 2018 and $375 million aggregate principal amount of Senior Notes that mature in 2025 under its universal shelf registration statement on file with the SEC. The Senior Notes due 2018 have a fixed interest rate of 1.50% with interest payable semi-annually. The Senior Notes due 2025 have a fixed interest rate of 3.00% with interest payable semi-annually.

Capital Expenditures

The Company’s capital expenditures were $61 million and $67 million in the first quarters of 2015 and 2014, respectively. The Company’s capital expenditures include $6 million and $14 million of accrued capital expenditures at March 31, 2015 and 2014, respectively. Capital expenditures in the first quarter of 2015 were primarily for developing internal-use software, buildings, and software and equipment relating to the Company’s information technology systems. Capital expenditures for the first quarter of 2014 were primarily for buildings, developing internal-use software, and software and equipment relating to the Company’s information technology systems. Capitalized costs for developing internal-use software were $21 million and $18 million in the first quarter of 2015 and 2014, respectively.

Dividends

CSC paid common stock cash dividends of $79 million ($0.06 per share) in both the first quarters of 2015 and 2014.

CSC paid Series A Preferred Stock cash dividends of $14 million ($35.00 per share) in both the first quarters of 2015 and 2014. CSC paid Series B Preferred Stock cash dividends of $7 million ($15.00 per share) in both the first quarters of 2015 and 2014.

Share Repurchases

There were no repurchases of CSC’s common stock in the first quarters of 2015 and 2014. As of March 31, 2015, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies.”

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

For a discussion on risks that the Company faces and the Company’s process of risk identification and assessment, risk measurement, risk monitoring and reporting and risk mitigation, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Credit Risk Exposures

The Company’s credit risk exposure related to bank loans is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $8.2 billion and HELOCs of $2.9 billion at March 31, 2015.

The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. In January 2014, the Company revised its First Mortgage underwriting criteria in conformance with the Consumer Financial Protection Bureau’s new guidance on Qualified Mortgage lending and a borrower’s ability to repay. Revisions were made to requirements affecting debt to income ratio, loan to value ratio, and liquid asset holdings. These revised underwriting criteria are not expected to have a material impact on the credit quality of the Company’s First Mortgage or HELOC portfolios. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2015, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At March 31, 2015, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At March 31, 2015,  21% of HELOCs ($617 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 770 and 769 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At March 31, 2015, the weighted-average estimated current LTV ratios were 50% and 54% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At March 31, 2015, the weighted-average updated FICO scores were 774 and 771 for the First Mortgage and HELOC portfolios, respectively.

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At March 31, 2015, $2.3 billion, or 79%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at March 31, 2015, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

origination, and estimated current LTV ratios, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Bank Loans and Related Allowance for Loan Losses.”

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	March 31,	December 31,
	2015	2014
Loan delinquencies (1)	0.24%	0.27%
Nonaccrual loans	0.23%	0.26%
Allowance for loan losses	0.28%	0.31%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $61.4 billion and $37.1 billion at March 31, 2015, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, treasury securities, and certificates of deposit. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At March 31, 2015,  with the exception of certain non-agency residential mortgage-backed securities, all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $57.7 billion at March 31, 2015. Of these, $56.4 billion were issued by U.S. agencies and $1.3 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in asset-backed securities totaled $20.5 billion at March 31, 2015. Of these, $12.0 billion were securities backed by student loans, the majority of which are guaranteed by the U.S. federal government. These asset-backed securities are included in securities available for sale.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $9.5 billion at March 31, 2015, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s bank loans include $7.4 billion of adjustable rate First Mortgage loans at March 31, 2015. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 35% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 55% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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

March 31, 2015	Balance
Converted to amortizing loan by period end	$337
Within 1 year	273
> 1 year – 3 years	392
> 3 years – 5 years	1,044
> 5 years	832
Total	$2,878

The Company also has exposure to concentration risk from its margin and securities lending and client option and futures activities collateralized by or referencing securities of a single issuer, an index, or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceeds the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $10.0 billion at March 31, 2015.

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of March 31, 2015.

	Fair Value as of March 31, 2015
						United
	France	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$248	$-	$-	$-	$-	$300	$548
Securities available for sale	85	36	75	521	609	650	1,976
Total fair value	$333	$36	$75	$521	$609	$950	$2,524
Total amortized cost	$333	$35	$75	$520	$609	$950	$2,522
Maturities:
Overnight	$248	$-	$-	$-	$-	$300	$548
1 day – < 6 months	-	-	-	-	384	-	384
6 months – < 1 year	-	-	-	50	75	350	475
1 year – 2 years	-	-	-	421	50	200	671
> 2 years	85	36	75	50	100	100	446
Total fair value	$333	$36	$75	$521	$609	$950	$2,524

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At March 31, 2015, the Company had $384 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

-  39 -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these critical accounting estimates during the first quarter of 2015.

-  40 -

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include residential real estate loans and mortgage-backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because the Company establishes the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on margin loans and bank loans, and controls the composition of its investment securities, it has some ability to manage its net interest spread, depending on competitive factors and market conditions.

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

-  41 -

THE CHARLES SCHWAB CORPORATION

net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first quarter of 2015 or year ended December 31, 2014.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
Increase of 100 basis points	10.9%	11.8%
Decrease of 100 basis points	(5.4)%	(4.9)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first quarter of 2015 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  42 -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first quarter of 2015, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2015:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average	as Part of Publicly	May Yet be Purchased
	Shares Purchased	Price Paid	Announced Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
January:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	7	$30.02	N/A	N/A
February:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	6	$27.48	N/A	N/A
March:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	202	$29.81	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	215	$29.75	N/A	N/A

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

N/A	Not applicable.

-  43 -

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

(2)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  44 -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 7, 2015	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer

-  45 -