Form 10-Q
period 2015-06-30
SCHWAB CHARLES CORP
filed 2015-08-06
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended June 30, 2015

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

1,315,623,956 shares of $.01 par value Common Stock

Outstanding on July 27, 2015

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

Index

Part I – FINANCIAL INFORMATION

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

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

CSC and its subsidiaries (collectively referred to as the Company) operate through two reportable segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services to individual investors, retirement plan services, and corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors, and retirement business services to independent retirement plan advisors and recordkeepers whose plan assets are held at Schwab Bank.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Market and Regulatory Environment and Other Developments” and “- Results of Operations – Net Interest Revenue”);

•

the expected impact of the new liquidity coverage ratio (LCR) rules (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Market and Regulatory Environment and Other Developments”);

•

sources of liquidity, capital, and level of dividends (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements”);

•

target capital and debt ratios (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements”;);

•

capital expenditures (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital Resources – Capital Expenditures”);

•

the impact of the revised underwriting criteria on the credit quality of the Company’s mortgage portfolio (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management – Credit Risk Exposures”);

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies”); and

•

the impact of legal proceedings and regulatory matters (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies – Legal contingencies” and “Part II – Other Information – Item 1 – Legal Proceedings”).

-  1  -

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	investment, structural and capital adjustments made by the Company in connection with the new LCR rule;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	the level of brokerage client cash balances and bank deposits;
•	the availability and terms of external financing;
•	capital needs and management;
•	the timing and impact of changes in the Company’s level of investments in software and equipment;
•	the extent to which past performance of the Company’s mortgage portfolio is indicative of future performance;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations;
•	adverse developments in litigation or regulatory matters;
•	the extent of any charges associated with litigation and regulatory matters;
•	amounts recovered on insurance policies;
•	timing and amount of severance and other costs related to reducing the Company’s San Francisco footprint;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees;
•	acquisition integration costs; and
•	client use of the Company’s investment advisory services and other products and services.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and “Part II – Other Information – Item 1A – Risk Factors.”

-  2  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management of the Company focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that net revenue growth, pre-tax profit margin, earnings per common share (EPS), and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Expenses excluding interest as a percentage of average client assets is considered by management to be a measure of operating efficiency. Results for the second quarters and first halves of 2015 and 2014 are:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2015	2014	Change	2015	2014	Change
Client Metrics:
Net new client assets (1) (in billions)	$37.0	$22.7	63%	$65.7	$56.9	15%
Client assets (2) (in billions, at quarter end)	$2,543.3	$2,401.9	6%
Average client assets (3) (in billions)	$2,576.2	$2,365.1	9%	$2,542.3	$2,326.0	9%
New brokerage accounts (4) (in thousands)	280	242	16%	554	500	11%
Active brokerage accounts (5) (in thousands,
at quarter end)	9,605	9,252	4%
Assets receiving ongoing advisory services (6)
(in billions, at quarter end)	$1,258.1	$1,191.4	6%
Client cash as a percentage of client assets (7)
(at quarter end)	11.7%	11.9%
Company Financial Metrics:
Net revenues	$1,566	$1,478	6%	$3,092	$2,956	5%
Expenses excluding interest	999	957	4%	2,041	1,913	7%
Income before taxes on income	567	521	9%	1,051	1,043	1%
Taxes on income	214	197	9%	396	393	1%
Net income	$353	$324	9%	$655	$650	1%
Preferred stock dividends and other	$23	$22	5%	$34	$30	13%
Net income available to common stockholders	$330	$302	9%	$621	$620	-
Earnings per common share – diluted	$.25	$.23	9%	$.47	$.47	-
Net revenue growth from prior year	6%	11%		5%	13%
Pre-tax profit margin	36.2%	35.3%		34.0%	35.3%
Return on average common stockholders’
equity (annualized) (8)	12%	12%		11%	13%
Expenses excluding interest as a percentage
of average client assets (annualized)	0.16%	0.16%		0.16%	0.16%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric, along with core net new assets, depicts how well the Company’s products and services appeal to new and existing clients. Core net new assets were $37.0 billion and $71.2 billion during the second quarter and first half of 2015, respectively. See below for items excluded from core net new assets in 2015. There were no significant one-time flows during the second quarter and first half of 2014.

(2)

Client assets represent the market value of all client assets custodied at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource® funds) directly impact asset management and administration fees.

(3)	Average client assets is defined as the daily average client asset balance for the period.
(4)

New brokerage accounts include all brokerage accounts opened during the period, as well as any accounts added via acquisition. This metric measures the Company’s effectiveness in attracting new clients and building stronger relationships with existing clients.

(5)	Active brokerage accounts include accounts with balances or activity within the preceding eight months. This metric is an indicator of the Company’s success in both attracting and retaining clients.

-  3  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

(6)

Assets receiving ongoing advisory services include relationships under the guidance of independent advisors and assets enrolled in one of the Company’s retail or other advisory solutions. This metric depicts how well the Company’s advisory products and services appeal to new and existing clients.

(7)

Client cash as a percentage of client assets includes Schwab One®, certain cash equivalents, bank deposits and money market fund balances, as a percentage of client assets. This measure is an indicator of clients’ engagement in the fixed income and equity markets.

(8)	Calculated as net income available to common stockholders divided by average common stockholders’ equity.

Core net new client assets is defined as net new client assets before significant one-time flows. Management considers this to be a useful metric when comparing period-to-period client asset flows. The following one-time flows were excluded from core net new assets.

•	An outflow of $11.6 billion relating to the Company’s planned resignation from an Advisor Services cash management relationship.
•

An inflow of $6.1 billion in the first half of 2015 to reflect the final impact of the consolidation of its retirement plan recordkeeping platforms as previously announced in the third quarter of 2013.

The Company’s operating environment included variable equity market performance during the second quarter of 2015; however, the markets ended the quarter largely unchanged from March 31, 2015.  Compared to the second quarter of 2014, the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average improved 13%,  5%, and 5%, respectively, at the end of the second quarter of 2015. Meanwhile, short-term interest rates continued to be constrained as the federal funds target rate remained unchanged at a range of zero to 0.25% and the average 3-month Treasury Bill yield decreased by 1 basis point to 0.01% compared to the second quarter of 2014. In addition, long-term interest rates decreased in the second quarter of 2015 compared to the same period in 2014. The average 10-year yield during the second quarter of 2015 was 2.16% which was 45 basis points lower than the average yield during the second quarter of 2014.

Strong client momentum continued as the Company’s innovative, full-service model continued to resonate with clients and drive growth during the second quarter of 2015. Core net new assets totaled $37.0 billion in the second quarter of 2015, which were up $14.3 billion compared to core net new client assets in the second quarter of 2014. Total client assets ended the second quarter of 2015 at $2.54 trillion, up 6% from the second quarter of 2014. The Company added 280,000 new brokerage accounts to its client base during the second quarter of 2015, up 16% compared to the second quarter of 2014. Active brokerage accounts ended the second quarter at 9.6 million, also up 4% on a year-over-year basis.

For the second quarter and first half of 2015, the Company’s net revenues increased 6% and 5% compared to the second quarter and first half of 2014, respectively, primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Asset management and administration fees increased due to higher client asset balances in mutual fund services, advice solutions, and other asset management and administration services and improved rates earned on money market funds. Trading revenue decreased primarily due to a decrease in commission revenue as a result of lower daily average revenue trades. Other revenue increased primarily due to litigation proceeds of $17 million in the second quarter of 2015 relating to the Company’s non-agency residential mortgage-backed securities portfolio, offset by decreases in order flow revenue.

Expenses excluding interest increased 4% and 7% in the second quarter and first half of 2015 compared to the same periods in 2014, respectively, primarily due to increases in compensation and benefits, professional services, and other expense.

The combined effect of the environment, strong business growth, and the Company’s overall spending resulted in a pre-tax profit margin of 36.2% and 34.0% in the second quarter and first half of 2015, respectively. Overall, net income increased by 9%  and 1% in the second quarter and first half of 2015, compared to the same periods in 2014, respectively. The return on average common stockholders’ equity was 12% and 11% in the second quarter and first half of 2015, respectively.

-  4  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Subsequent Event

On August 3, 2015, the Company issued and sold 24 million depositary shares, each representing a 1/40th ownership interest in a share of 6.00% non-cumulative perpetual preferred stock, Series C, $0.01 par value, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (Series C Preferred Stock). The Series C Preferred Stock has a fixed dividend rate of 6.00%. Net proceeds received from the sale were $581 million and are being used to support balance sheet growth, including the migration of certain client balances from sweep money market funds into Schwab Bank.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

To the extent short-term interest rates remain at current low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low short-term interest rate environment also affects asset management and administration fees. The Company continues to waive a portion of its management fees, as the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. These and certain other Schwab-sponsored money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain at or decline from their current levels and therefore, below the stated management fees on those funds. To the extent this occurs, asset management and administration fees may continue to be negatively affected.

In July 2013, the United States (U.S.) banking agencies issued regulatory capital rules that implemented BASEL III and relevant provisions of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) (Final Regulatory Capital Rules), which are applicable to savings and loan holding companies, such as CSC, and federal savings banks, such as Schwab Bank. The implementation of the rules began on January 1, 2015.

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

The application of the revised risk-weighting of assets resulted in a decrease in the Company’s Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of approximately 3.5% in 2015. The required minimum capital conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increasing to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

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

-  5  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In April 2015, the Department of Labor published notice of a rule proposal to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. If adopted, among other things, the new rule would subject broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard, as well as other conditions and requirements. The comment period for the rule proposal ended on July 21, 2015 and the rule proposal is subject to further modification. The Company will continue to evaluate the impact of the proposed rule.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of individual non-agency residential mortgage-backed securities on which the Company experienced losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012, and July 24, 2012, the court denied defendants’ motions to dismiss the claims and discovery is proceeding. As of June 30, 2015, the Company has realized $45 million in net settlement proceeds on such claims, and an initial trial relating to certain of the defendants who remain in the case is set for February 2016.

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2015 compared to the same periods in 2014.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in the second quarter and first half of 2015 compared to the same periods in 2014. Other revenue in the second quarter and first six months of 2015 includes litigation proceeds of $17 million relating to the Company’s non-agency residential mortgage-backed securities.

Three Months Ended June 30,		2015		2014
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds service fees (1)	5%	$318	20%	$303	21%
Advice solutions	9%	228	15%	209	14%
Other (1)	3%	124	8%	120	8%
Asset management and administration fees	6%	670	43%	632	43%
Net interest revenue
Interest revenue	10%	645	41%	588	40%
Interest expense	27%	(33)	(2)%	(26)	(2)%
Net interest revenue	9%	612	39%	562	38%
Trading revenue
Commissions	(4)%	191	12%	199	13%
Principal transactions	(8)%	12	1%	13	1%
Trading revenue	(4)%	203	13%	212	14%
Other	22%	79	5%	65	4%
Provision for loan losses	(71)%	2	-	7	1%
Total net revenues	6%	$1,566	100%	$1,478	100%

(1)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior period information has been recast to reflect this change.

-  6  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,		2015		2014
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds service fees (1)	4%	$621	20%	$599	21%
Advice solutions	10%	448	14%	408	14%
Other (1)	4%	245	8%	236	7%
Asset management and administration fees	6%	1,314	42%	1,243	42%
Net interest revenue
Interest revenue	8%	1,262	41%	1,167	40%
Interest expense	19%	(62)	(2)%	(52)	(2)%
Net interest revenue	8%	1,200	39%	1,115	38%
Trading revenue
Commissions	(6)%	409	13%	433	15%
Principal transactions	(19)%	21	1%	26	1%
Trading revenue	(6)%	430	14%	459	16%
Other	7%	142	5%	133	4%
Provision for loan losses	-	6	-	6	-
Total net revenues	5%	$3,092	100%	$2,956	100%

(1)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior period information has been recast to reflect this change.

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

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and Mutual Fund OneSource:

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds (1)		OneSource®
Three Months Ended June 30,	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$162,473	$166,311	$95,161	$75,665	$239,140	$240,613
Net inflows/(outflows)	(6,906)	(6,366)	3,498	1,583	(6,282)	(3,476)
Net market gains and other	10	9	(260)	3,334	323	10,320
Balance at end of period	$155,577	$159,954	$98,399	$80,582	$233,181	$247,457

(1)	Includes Schwab exchange-traded funds.

-  7  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds (1)		OneSource®
Six Months Ended June 30,	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$167,909	$167,738	$88,450	$71,249	$236,183	$236,596
Net inflows/(outflows)	(12,506)	(7,806)	8,296	4,940	(8,875)	(4,557)
Net market gains and other	174	22	1,653	4,393	5,873	15,418
Balance at end of period	$155,577	$159,954	$98,399	$80,582	$233,181	$247,457

(1)	Includes Schwab exchange-traded funds.

The following tables present asset management and administration fees, average client assets, and average fee rate:

Three Months Ended June 30,	2015			2014
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds
before fee waivers	$157,418	$230	0.59%	$162,683	$235	0.58%
Fee waivers		(168)			(183)
Schwab money market funds	157,418	62	0.16%	162,683	52	0.13%
Schwab equity and bond funds (1)	103,986	56	0.22%	80,527	47	0.23%
Mutual Fund OneSource ® (2)	245,694	200	0.33%	247,107	204	0.33%
Total mutual funds (3)	$507,098	318	0.25%	$490,317	303	0.25%
Advice solutions (3) :
Fee-based	$174,657	228	0.52%	$156,197	209	0.54%
Intelligent Portfolios	2,159	-	-	N/A	N/A	N/A
Legacy Non-Fee	16,783	N/A	N/A	15,595	N/A	N/A
Total advice solutions	$193,599	228	0.47%	$171,792	209	0.49%
Other (2,4)		124			120
Total asset management
and administration fees		$670			$632

(1)	Includes Schwab exchange-traded funds.
(2)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior period information has been recast to reflect this change.

(3)

Advice solutions include managed portfolios, specialized strategies and customized investment advice. Fee-based advice solutions include Schwab Private Client™, Schwab Managed Portfolios™, Managed Account Select®, Schwab Advisor Network®, Windhaven® Strategies, ThomasPartners® Dividend Growth Strategy, and Schwab Index Advantage® advised retirement plan balances. Intelligent Portfolios include Schwab Intelligent Portfolios™, launched in March 2015, and Institutional Intelligent Portfolios™, launched in June 2015. Legacy Non-Fee advice solutions include superseded programs such as, Schwab Advisor Source and certain retirement plan balances. Average client assets for advice solutions may also include the asset balances contained in the three categories of mutual funds listed above.

(4)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.

N/A Not applicable.

-  8  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2015			2014
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds
before fee waivers	$161,411	$469	0.59%	$164,868	$474	0.58%
Fee waivers		(353)			(368)
Schwab money market funds	161,411	116	0.14%	164,868	106	0.13%
Schwab equity and bond funds (1)	100,556	108	0.22%	78,058	92	0.24%
Mutual Fund OneSource ® (2)	244,333	397	0.33%	244,601	401	0.33%
Total mutual funds (3)	$506,300	621	0.25%	$487,527	599	0.25%
Advice solutions (3) :
Fee-based	$172,405	448	0.52%	$153,065	408	0.54%
Intelligent Portfolios	1,725	-	-	N/A	N/A	N/A
Legacy Non-Fee	16,815	N/A	N/A	15,564	N/A	N/A
Total advice solutions	$190,945	448	0.47%	$168,629	408	0.49%
Other (2,4)		245			236
Total asset management
and administration fees		$1,314			$1,243

(1)	Includes Schwab exchange-traded funds.
(2)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior period information has been recast to reflect this change.

(3)

Advice solutions include managed portfolios, specialized strategies and customized investment advice. Fee-based advice solutions include Schwab Private Client™, Schwab Managed Portfolios™, Managed Account Select®, Schwab Advisor Network®, Windhaven® Strategies, ThomasPartners® Dividend Growth Strategy, and Schwab Index Advantage® advised retirement plan balances. Intelligent Portfolios include Schwab Intelligent Portfolios™, launched in March 2015, and Institutional Intelligent Portfolios™, launched in June 2015. Legacy Non-Fee advice solutions include superseded programs such as, Schwab Advisor Source and certain retirement plan balances. Average client assets for advice solutions may also include the asset balances contained in the three categories of mutual funds listed above.

(4)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.

N/A Not applicable.

Asset management and administration fees increased by $38 million, or 6%, and $71 million, or 6% in the second quarter and first half of 2015 compared to the same periods in 2014, due to the following items.

•

Mutual fund service fees increased by $15 million, or 5%, and $22 million, or 4%, in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to growth in client assets invested in equity and bond funds and higher net yields on money market fund assets.

•

Advice solutions fees increased by $19 million, or 9%, and $40 million, or 10%, in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to growth in client assets enrolled in advisory offers, including Schwab Private Client™,  ThomasPartners®, and Schwab Managed Portfolios™, partially offset by a decrease in Windhaven® assets.

•

Other asset management and administration service fees increased by $4 million, or 3%, and $9 million, or 4%, in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies.

-  9  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank maintains available for sale and held to maturity investment portfolios for liquidity as well as to earn interest by investing funds from deposits that are in excess of bank loans and liquidity requirements. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans, home equity lines of credit (HELOCs), and personal loans secured by securities. These loans are largely funded by interest-bearing bank deposits.

In clearing their clients’ trades, Schwab and optionsXpress, Inc., a securities broker-dealer and wholly-owned subsidiary of optionsXpress Holdings, Inc. (optionsXpress), hold cash balances payable to clients. In most cases, Schwab and optionsXpress, Inc. pay their clients interest on cash balances awaiting investment, and in turn invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made to clients on a secured basis to purchase securities. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s condensed consolidated balance sheets.

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

-  10  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended June 30,	2015			2014
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$8,540	$6	0.28%	$6,001	$3	0.20%
Cash and investments segregated	18,265	7	0.15%	19,614	6	0.12%
Broker-related receivables (1)	261	-	0.02%	312	-	-
Receivables from brokerage clients	15,105	125	3.32%	13,634	120	3.53%
Securities available for sale (2)	61,194	153	1.00%	52,564	138	1.05%
Securities held to maturity	36,458	227	2.50%	32,043	206	2.58%
Bank loans	13,866	91	2.63%	12,775	88	2.76%
Total interest-earning assets	153,689	609	1.59%	136,943	561	1.64%
Other interest revenue		36			27
Total interest-earning assets	$153,689	$645	1.68%	$136,943	$588	1.72%
Funding sources:
Bank deposits	$110,159	$6	0.02%	$94,938	$8	0.03%
Payables to brokerage clients(1)	25,138	-	0.01%	26,352	-	0.01%
Long-term debt	2,901	24	3.32%	1,901	18	3.80%
Total interest-bearing liabilities	138,198	30	0.09%	123,191	26	0.08%
Non-interest-bearing funding sources	15,491			13,752
Other interest expense (1,3)		3			-
Total funding sources	$153,689	$33	0.08%	$136,943	$26	0.07%
Net interest revenue		$612	1.60%		$562	1.65%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.

-  11  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2015			2014
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$8,959	$11	0.25%	$6,349	$7	0.22%
Cash and investments segregated	18,884	13	0.14%	20,611	12	0.12%
Broker-related receivables (1)	271	-	0.06%	303	-	0.15%
Receivables from brokerage clients	14,763	244	3.33%	13,397	236	3.55%
Securities available for sale (2)	59,315	295	1.00%	52,269	278	1.07%
Securities held to maturity	35,673	445	2.52%	31,448	405	2.60%
Bank loans	13,701	181	2.66%	12,661	175	2.79%
Total interest-earning assets	151,566	1,189	1.58%	137,038	1,113	1.64%
Other interest revenue		73			54
Total interest-earning assets	$151,566	$1,262	1.68%	$137,038	$1,167	1.72%
Funding sources:
Bank deposits	$108,008	$14	0.03%	$94,360	$15	0.03%
Payables to brokerage clients(1)	25,602	1	0.01%	26,779	1	0.01%
Long-term debt	2,527	43	3.43%	1,902	36	3.82%
Total interest-bearing liabilities	136,137	58	0.09%	123,041	52	0.09%
Non-interest-bearing funding sources	15,429			13,997
Other interest expense (1,3)		4			-
Total funding sources	$151,566	$62	0.08%	$137,038	$52	0.08%
Net interest revenue		$1,200	1.60%		$1,115	1.64%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.

Net interest revenue increased in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. The growth in the average balances in bank deposits resulted from an increase in the excess cash held in certain brokerage client accounts swept to Schwab Bank. The growth in bank deposits contributed to the increase in interest-earning assets.

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

-  12  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2015	2014	Change	2015	2014	Change
Daily average revenue trades (1) (in thousands)	267	274	(3)%	290	305	(5)%
Clients’ daily average trades (2) (in thousands)	494	483	2%	537	518	4%
Number of trading days	63.0	63.0	-	124.0	124.0	-
Average revenue per revenue trade	$11.97	$12.26	(2)%	$11.97	$12.13	(1)%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and exchange-traded funds (ETFs), and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Trading revenue decreased by $9 million, or 4%, in the second quarter of 2015 compared to the second quarter of 2014, primarily due to a decrease in commission revenue as a result of lower commissions per revenue trade and lower daily average revenue trades. Trading revenue decreased by $29 million or 6% in the first half of 2015 compared to the first half of 2014 primarily due to a decrease in commission revenue as a result of lower daily average revenue trades and commissions per revenue trades. Daily average revenue trades decreased in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to a lower volume of equity and option trades, offset by a higher volume of mutual fund trades. Average revenue per revenue trade decreased 2% and 1%, respectively, in the second quarter and first half of 2015 compared to the same periods in 2014.

Other Revenue

Other revenue includes order flow revenue, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, and other service fees.

Other revenue increased by $14 million, or 22%, and $9 million, or 7%, in the second quarter and first half of 2015 compared to the same periods in 2014, respectively, primarily due to litigation proceeds of $17 million in the second quarter of 2015 relating to the Company’s non-agency residential mortgage-backed securities portfolio, partially offset by a decrease in order flow revenue.

Order flow revenue was $25 million and $52 million during the second quarter and first half of 2015, respectively, compared to $27 million and $59 million during the second quarter and first half of 2014, respectively. The decrease in order flow revenue in both periods was primarily due to changes in the composition and volume of different types of orders and the fees and rebates for such orders.

-  13  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to increases in compensation and benefits, depreciation and amortization, and other expense.

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2015	2014	Change	2015	2014	Change
Compensation and benefits	$540	$520	4%	$1,121	$1,048	7%
Professional services	112	112	-	226	218	4%
Occupancy and equipment	85	80	6%	168	160	5%
Advertising and market development	62	65	(5)%	131	128	2%
Communications	59	57	4%	117	113	4%
Depreciation and amortization	55	48	15%	109	96	14%
Other	86	75	15%	169	150	13%
Total expenses excluding interest	$999	$957	4%	$2,041	$1,913	7%
Expenses as a percentage of total net revenues:
Compensation and benefits	34%	35%		36%	35%
Advertising and market development	4%	4%		4%	4%

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

The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2015	2014	Change	2015	2014	Change
Salaries and wages	$313	$293	7%	$630	$588	7%
Incentive compensation	144	147	(2)%	301	294	2%
Employee benefits and other	83	80	4%	190	166	14%
Total compensation and benefits expense	$540	$520	4%	$1,121	$1,048	7%
Full-time equivalent employees (1) (in thousands)
At quarter end	15.0	14.1	6%
Average	15.0	14.0	7%	14.9	14.0	6%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to higher employee headcount and annual salary increases.

Incentive compensation decreased in the second quarter of 2015 compared to the second quarter of 2014, due to lower discretionary bonuses, partially offset by increases in equity-based incentives. Incentive compensation increased in the first half of 2015 compared to the first half of 2014, primarily due to the earlier recognition of certain equity-based incentives due to plan changes and higher field incentive plan costs relating to increased net client asset flows.

-  14  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Employee benefits and other expense increased in the second quarter and first half of 2015 compared to the same periods in 2014, due to increases in payroll taxes as a result of higher employee headcount. The increase in employee benefits in the first half of 2015 was also due to the Company matching 401(k) contributions by pay period in 2015 instead of annually and more employees choosing to fund their 401(k) contributions from annual bonuses.

Expenses Excluding Compensation and Benefits

Professional services expense was flat in the second quarter of 2015 compared to the second quarter of 2014. Professional services increased in the first half of 2015 compared to the first half of 2014, primarily due to an increase in fees paid to outsourced service providers and consultants.

Occupancy and equipment expense increased in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to an increase in software maintenance expense relating to the Company’s information technology systems.

Depreciation and amortization expense increased in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to increased amortization of internally-developed software.

Other expense increased in the second quarter of 2015 compared to the second quarter of 2014, primarily due to increases in regulatory assessments, reserves for margin loss estimates, and travel costs.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.7% and 37.8% for the second quarters of 2015 and 2014, respectively. The Company’s effective income tax rate on income before taxes was 37.7% for both first halves of 2015 and 2014, respectively.

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

-  15  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended June 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	7%	$474	$441	3%	$196	$191
Net interest revenue	4%	524	504	52%	88	58
Trading revenue	(7)%	135	145	1%	68	67
Other	23%	58	47	17%	21	18
Provision for loan losses	(67)%	2	6	(100)%	-	1
Total net revenues	4%	1,193	1,143	11%	373	335
Expenses Excluding Interest	5%	770	734	3%	229	223
Income before taxes on income	3%	$423	$409	29%	$144	$112

	Unallocated			Total
	Percent			Percent
Three Months Ended June 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	-	$-	$-	6%	$670	$632
Net interest revenue	-	-	-	9%	612	562
Trading revenue	-	-	-	(4)%	203	212
Other	-	-	-	22%	79	65
Provision for loan losses	-	-	-	(71)%	2	7
Total net revenues	-	-	-	6%	1,566	1,478
Expenses Excluding Interest	-	-	-	4%	999	957
Income before taxes on income	-	$-	$-	9%	$567	$521
Net Income				9%	$353	$324

-  16  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Advisor Services
	Percent			Percent
Six Months Ended June 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	7%	$928	$869	3%	$386	$374
Net interest revenue	4%	1,034	999	43%	166	116
Trading revenue	(9)%	286	316	1%	144	143
Other	5%	103	98	11%	39	35
Provision for loan losses	20%	6	5	(100)%	-	1
Total net revenues	3%	2,357	2,287	10%	735	669
Expenses Excluding Interest	6%	1,564	1,472	8%	477	441
Income before taxes on income	(3)%	$793	$815	13%	$258	$228

	Unallocated			Total
	Percent			Percent
Six Months Ended June 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	-	$-	$-	6%	$1,314	$1,243
Net interest revenue	-	-	-	8%	1,200	1,115
Trading revenue	-	-	-	(6)%	430	459
Other	-	-	-	7%	142	133
Provision for loan losses	-	-	-	-	6	6
Total net revenues	-	-	-	5%	3,092	2,956
Expenses Excluding Interest	-	-	-	7%	2,041	1,913
Income before taxes on income	-	$-	$-	1%	$1,051	$1,043
Net Income				1%	$655	$650

Investor Services

Net revenues increased by $50 million, or 4%, and $70 million, or 3%, in the second quarter and first half of 2015 compared to the same periods in 2014 primarily due to increases in asset management and administration fees, net interest revenue, and other revenue, partially offset by a decrease in trading revenue. Asset management and administration fees increased primarily due to fees from advice solutions. Advice solutions fees increased primarily due to growth in client assets enrolled in advisory offers. Net interest revenue increased primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Other revenue increased primarily due to litigation proceeds relating to the Company’s non-agency residential mortgage-backed securities portfolio, partially offset by a decrease in order flow revenue. Trading revenue decreased primarily due to a decrease in commission revenue as a result of lower commissions per revenue trades and lower daily average revenue trades.

Expenses excluding interest increased by $36 million, or 5%, and $92 million, or 6%, in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to increases in compensation and benefits, occupancy and equipment, and depreciation and amortization expense.

Advisor Services

Net revenues increased by $38 million, or 11%, and $66 million, or 10%, in the second quarter and first half of 2015 compared to the same periods in 2014 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Asset management and administration fees increased due to fees from mutual fund services and other asset management and administration services. Mutual fund service fees increased primarily due to growth in client assets invested in equity and bond funds. Other asset management and administration service fees increased primarily due to third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds.

-  17  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses excluding interest increased by $6 million, or 3%, and $36 million, or 8%, in the second quarter and first half of 2015 compared to the same periods in 2014, primarily due to increases in compensation and benefits and other expense.

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

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on optimizing the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2015 was $15.3 billion, up $1.6 billion, or 12%, from December 31, 2014.

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

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC has a universal shelf registration statement on file with the Securities and Exchange Commission (SEC) which enables CSC to issue debt, equity and other securities. CSC maintains excess liquidity in the form of overnight cash deposits, short-term investments to cover daily funding needs and to support growth in the Company’s business, and long-term investments to support contingent funding needs. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab, Schwab Bank, and optionsXpress, Inc. are subject to regulatory requirements that may restrict them from certain transactions with CSC, as further discussed below.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following are details of CSC’s long-term debt:

	Par				Standard
June 30, 2015	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$2,581	2015 – 2025	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at June 30, 2015. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains a $750 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2016. This facility replaced a similar facility that expired in June 2015 and both facilities were unused during the first half of 2015. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, excluding accumulated other comprehensive income. At June 30, 2015, the minimum level of stockholders’ equity required under this facility was $8.5 billion (CSC’s stockholders’ equity, excluding accumulated other comprehensive income, at June 30, 2015 was $12.2 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to certain of the uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first half of 2015.

CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. Beginning on January 1, 2015, CSC became subject to new capital requirements set by the Federal Reserve. Based on its regulatory capital ratios at June 30, 2015, CSC exceeded minimum capital requirements. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements” for CSC’s regulatory capital and ratios.

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $29.2 billion and $32.0 billion at June 30, 2015 and December 31, 2014, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $79 million at June 30, 2015 is being reduced by a portion of the lease payments over the remaining lease term of nine years.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

requirements. Schwab used such borrowings for six days during the first half of 2015, with average daily amounts borrowed of $137 million. There were no borrowings outstanding under these lines at June 30, 2015.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with five banks in favor of the Options Clearing Corporation aggregating $225 million at June 30, 2015. There were no funds drawn under any of these LOCs during the first half of 2015. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2015, Schwab’s net capital was $1.7 billion (9% of aggregate debit balances), which was $1.3 billion in excess of its minimum required net capital and $767 million in excess of 5% of aggregate debit balances.

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

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2016. The amount outstanding under this facility at June 30, 2015 was $465 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2017. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at June 30, 2015.

Schwab Bank

Schwab Bank’s liquidity needs are met through bank deposits and equity capital.

Bank deposits at June 30, 2015 were $112.9 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At June 30, 2015, these balances totaled $92.2 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At June 30, 2015, $2.2 billion was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2015.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At June 30, 2015, $9.2 billion was available under this facility. There were no funds drawn under this facility during the first half of 2015.

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

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Beginning on January 1, 2015, Schwab Bank is subject to new capital requirements set by the OCC. Based on its regulatory capital ratios at June 30, 2015, Schwab Bank is considered well capitalized. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements” for Schwab Bank’s regulatory capital and ratios.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.1 billion and $942 million at June 30, 2015 and December 31, 2014, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc. is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2015, optionsXpress, Inc.’s net capital was $131 million (31% of aggregate debit balances), which was $123 million in excess of its minimum required net capital and $110 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At June 30, 2015, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has an unsecured standby LOC with one bank in favor of the Options Clearing Corporation in the amount of $15 million at June 30, 2015. There were no funds drawn under this LOC during the first half of 2015.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2016. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There was $20 million of borrowings outstanding under this facility at June 30, 2015.

optionsXpress has a term loan with CSC, of which $3 million was outstanding at June 30, 2015, and it matures in December 2017.

Long-term Debt

At June 30, 2015, the Company had long-term debt of $2.9 billion, or 19% of total financial capital, that bears interest at a weighted-average rate of 3.07%. At December 31, 2014, the Company had long term debt of $1.9 billion, or 14% of total financial capital. The Company repaid $4 million of long-term debt in the first half of 2015.

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

Capital Expenditures

The Company’s capital expenditures were $139 million and $168 million in the first halves of 2015 and 2014, respectively. The Company’s capital expenditures include $14 million and $3 million of accrued but unpaid capital expenditures at June 30, 2015 and 2014, respectively. Capital expenditures in the first half of 2015 were primarily for developing internal-use software, buildings, and software and equipment relating to the Company’s information technology systems. Capital expenditures for the first half of 2014 were primarily for buildings, developing internal-use software, and software and equipment relating to the Company’s information technology systems. Capitalized costs for developing internal-use software were $49 million and $36 million in the first halves of 2015 and 2014, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, management anticipated that the 2015 capital expenditures would be approximately 15% lower than 2014. However, management has revised the Company’s estimated full year 2015 capital expenditures to be approximately 5% less than 2014 levels primarily due to capitalized costs for developing internal-use software, and equipment relating to the Company’s information technology systems.

Dividends

CSC paid common stock cash dividends of $159 million ($0.12 per share) and $157 million ($0.12 per share) in the first halves of 2015 and 2014, respectively.

CSC paid Series A Preferred Stock cash dividends of $14 million ($35.00 per share) in both the first halves of 2015 and 2014. CSC paid Series B Preferred Stock cash dividends of $15 million ($30.00 per share) in both the first halves of 2015 and 2014, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in the first halves of 2015 and 2014. As of June 30, 2015, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

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

Credit Risk Exposures

The Company’s credit risk exposure related to bank loans is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $8.2 billion and HELOCs of $2.8 billion at June 30, 2015.

The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. In January 2014, the Company revised its First Mortgage underwriting criteria in conformance with the Consumer Financial Protection Bureau’s new guidance on Qualified Mortgage lending and a borrower’s ability to repay. Revisions were made to requirements affecting debt to income ratio, LTV ratio, and liquid asset holdings. These revised underwriting criteria have not and are not expected to have a material impact on the credit quality of the Company’s First Mortgage or HELOC portfolios. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2015, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At June 30, 2015, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At June 30, 2015,  21% of HELOCs ($609 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 770 and 769 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At June 30, 2015, the weighted-average estimated current LTV ratios were 48% and 52% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At June 30, 2015, the weighted-average updated FICO scores were 773 and 770 for the First Mortgage and HELOC portfolios, respectively.

The majority of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At June 30, 2015, $2.2 billion, or 79%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at June 30, 2015, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30,	December 31,
	2015	2014
Loan delinquencies (1)	0.20%	0.27%
Nonaccrual loans	0.22%	0.26%
Allowance for loan losses	0.26%	0.31%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $63.4 billion and $38.0 billion at June 30, 2015, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, treasury securities, and certificates of deposit. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At June 30, 2015,  with the exception of certain non-agency residential mortgage-backed securities, all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $58.9 billion at June 30, 2015. Of these, $57.6 billion were issued by U.S. agencies and $1.3 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in asset-backed securities totaled $21.7 billion at June 30, 2015. Of these, $12.5 billion were securities backed by student loans, the majority of which are guaranteed by the U.S. federal government. These asset-backed securities are included in securities available for sale.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $10.0 billion at June 30, 2015, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s bank loans include $7.4 billion of adjustable rate First Mortgage loans at June 30, 2015. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 40% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 55% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

As of June 30, 2015, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

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

June 30, 2015	Balance
Converted to amortizing loan by period end	$393
Within 1 year	229
> 1 year – 3 years	592
> 3 years – 5 years	797
> 5 years	832
Total	$2,843

The Company also has exposure to concentration risk from its margin and securities lending and client option and futures activities collateralized by or referencing securities of a single issuer, an index, or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceed the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $8.6 billion at June 30, 2015.

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of June 30, 2015.

	Fair Value as of June 30, 2015
						United
	France	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$250	$-	$200	$-	$-	$-	$450
Securities available for sale	85	35	75	521	650	750	2,116
Total fair value	$335	$35	$275	$521	$650	$750	$2,566
Total amortized cost	$335	$35	$275	$520	$650	$750	$2,565
Maturities:
Overnight	$250	$-	$200	$-	$-	$-	$450
1 day – < 6 months	-	-	-	-	275	150	425
6 months – < 1 year	-	-	-	151	50	200	401
1 year – 2 years	-	-	-	370	125	300	795
> 2 years	85	35	75	-	200	100	495
Total fair value	$335	$35	$275	$521	$650	$750	$2,566

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At June 30, 2015, the Company had $248 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

-  25  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these critical accounting estimates during the first half of 2015.

-  26  -

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

-  27  -

THE CHARLES SCHWAB CORPORATION

net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first half of 2015 or year ended December 31, 2014.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Increase of 100 basis points	10.6%	11.8%
Decrease of 100 basis points	(5.9)%	(4.9)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first half of 2015 remained at low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

-  28  -

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Revenues
Asset management and administration fees	$670	$632	$1,314	$1,243
Interest revenue	645	588	1,262	1,167
Interest expense	(33)	(26)	(62)	(52)
Net interest revenue	612	562	1,200	1,115
Trading revenue	203	212	430	459
Other	79	65	142	133
Provision for loan losses	2	7	6	6
Total net revenues	1,566	1,478	3,092	2,956
Expenses Excluding Interest
Compensation and benefits	540	520	1,121	1,048
Professional services	112	112	226	218
Occupancy and equipment	85	80	168	160
Advertising and market development	62	65	131	128
Communications	59	57	117	113
Depreciation and amortization	55	48	109	96
Other	86	75	169	150
Total expenses excluding interest	999	957	2,041	1,913
Income before taxes on income	567	521	1,051	1,043
Taxes on income	214	197	396	393
Net Income	353	324	655	650
Preferred stock dividends and other (1)	23	22	34	30
Net Income Available to Common Stockholders	$330	$302	$621	$620
Weighted-Average Common Shares Outstanding — Diluted	1,326	1,313	1,325	1,312
Earnings Per Common Share — Basic	$.25	$.23	$.47	$.47
Earnings Per Common Share — Diluted	$.25	$.23	$.47	$.47

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

-  29  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$353	$324	$655	$650
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	(91)	126	16	285
Other reclassifications included in other revenue	-	(1)	-	(2)
Other comprehensive income (loss), before tax	(91)	125	16	283
Income tax effect	34	(47)	(7)	(106)
Other comprehensive income (loss), net of tax	(57)	78	9	177
Comprehensive Income	$296	$402	$664	$827

See Notes to Condensed Consolidated Financial Statements.

-  30  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$9,017	$11,363
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $8,422 at June 30, 2015 and $10,186
at December 31, 2014)	17,884	20,781
Receivables from brokers, dealers, and clearing organizations	917	469
Receivables from brokerage clients — net	16,618	15,669
Other securities owned — at fair value	611	516
Securities available for sale	63,415	54,783
Securities held to maturity (fair value — $37,979 at June 30, 2015 and
$34,743 at December 31, 2014)	37,747	34,389
Bank loans — net	14,014	13,399
Equipment, office facilities, and property — net	1,091	1,039
Goodwill	1,227	1,227
Intangible assets — net	204	227
Other assets	882	780
Total assets	$163,627	$154,642
Liabilities and Stockholders’ Equity
Bank deposits	$112,911	$102,815
Payables to brokers, dealers, and clearing organizations	2,518	2,004
Payables to brokerage clients	31,480	34,305
Accrued expenses and other liabilities	1,401	1,816
Long-term debt	2,894	1,899
Total liabilities	151,204	142,839
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation
preference of $885	874	872
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,124	4,050
Retained earnings	10,664	10,198
Treasury stock, at cost — 172,482,892 shares at June 30, 2015 and
176,821,202 shares at December 31, 2014	(3,428)	(3,497)
Accumulated other comprehensive income	174	165
Total stockholders’ equity	12,423	11,803
Total liabilities and stockholders’ equity	$163,627	$154,642

See Notes to Condensed Consolidated Financial Statements.

-  31  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$655	$650
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	(6)	(6)
Stock-based compensation	69	54
Depreciation and amortization	109	96
Premium amortization, net, on securities available for sale and securities held to maturity	77	58
Other	3	7
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	2,897	4,460
Receivables from brokers, dealers, and clearing organizations	(445)	(9)
Receivables from brokerage clients	(954)	(722)
Other securities owned	(95)	(66)
Other assets	(33)	(47)
Payables to brokers, dealers, and clearing organizations	269	95
Payables to brokerage clients	(2,825)	(3,849)
Accrued expenses and other liabilities	(458)	(220)
Net cash (used for) provided by operating activities	(737)	501
Cash Flows from Investing Activities
Purchases of securities available for sale	(12,423)	(6,493)
Proceeds from sales of securities available for sale	594	2,045
Principal payments on securities available for sale	3,404	3,194
Purchases of securities held to maturity	(5,070)	(3,255)
Principal payments on securities held to maturity	1,688	1,132
Net increase in bank loans	(632)	(460)
Purchase of equipment, office facilities, and property	(125)	(165)
Other investing activities	(4)	(8)
Net cash used for investing activities	(12,568)	(4,010)
Cash Flows from Financing Activities
Net change in bank deposits	10,096	2,716
Issuance of long-term debt	998	-
Repayment of long-term debt	(4)	(4)
Dividends paid	(188)	(186)
Proceeds from stock options exercised and other	50	81
Other financing activities	7	6
Net cash provided by financing activities	10,959	2,613
Decrease in Cash and Cash Equivalents	(2,346)	(896)
Cash and Cash Equivalents at Beginning of Period	11,363	7,728
Cash and Cash Equivalents at End of Period	$9,017	$6,832
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$53	$51
Income taxes	$386	$403
Non-cash investing activity:
Securities purchased during the period but settled after period end	$245	$163

See Notes to Condensed Consolidated Financial Statements.

-  32  -

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

The Company’s significant accounting policies are included in note “2 – Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these accounting policies during the first half of 2015.

Principles of Consolidation

The Company accounts for investments in entities for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. Investments in entities for which the Company does not have the ability to exercise significant influence are generally carried at cost. Both equity method and cost method investments are included in other assets.

The Company evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity (VIE) model. For interests in entities other than the Company’s sponsored funds, the evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE. The primary beneficiary of a VIE has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE.

The primary beneficiary determination for the Company’s sponsored funds is based on a quantitative assessment of whether the Company would absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. Based upon the Company’s assessments, we have determined we are not the primary beneficiary of and, therefore, are not required to consolidate any VIEs.

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

-  33  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued new guidance on revenue recognition, which will become effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

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

In April 2015, the FASB issued new guidance that changes the presentation of debt issuance costs. The new guidance will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a separate asset. The new guidance, which will become effective January 1, 2016, will not impact the Company’s financial results or EPS as the change only affects the balance sheet presentation of debt issuance costs; recognition and measurement of debt issuance costs will not be affected.

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

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$20,623	$221	$19	$20,825
Asset-backed securities	21,615	73	18	21,670
Corporate debt securities	9,534	30	10	9,554
U.S. agency notes	5,307	2	18	5,291
Treasury securities	3,818	13	-	3,831
Certificates of deposit	1,924	1	1	1,924
Non-agency commercial mortgage-backed securities	302	5	-	307
Other securities	13	-	-	13
Total securities available for sale	$63,136	$345	$66	$63,415
Securities held to maturity:
U.S. agency mortgage-backed securities	$36,524	$467	$223	$36,768
Non-agency commercial mortgage-backed securities	1,000	9	17	992
Treasury securities	223	-	4	219
Total securities held to maturity	$37,747	$476	$244	$37,979

-  34  -

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

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $170 million at June 30, 2015.

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$3,759	$14	$1,135	$5	$4,894	$19
Asset-backed securities	6,466	16	712	2	7,178	18
Corporate debt securities	2,739	8	654	2	3,393	10
U.S. agency notes	1,120	5	2,253	13	3,373	18
Certificates of deposit	898	1	-	-	898	1
Total	$14,982	$44	$4,754	$22	$19,736	$66
Securities held to maturity:
U.S. agency mortgage-backed securities	$13,093	$188	$1,968	$35	$15,061	$223
Non-agency commercial mortgage-backed
securities	657	17	-	-	657	17
Treasury securities	219	4	-	-	219	4
Total	$13,969	$209	$1,968	$35	$15,937	$244
Total securities with unrealized losses (1)	$28,951	$253	$6,722	$57	$35,673	$310

(1)	The number of investment positions with unrealized losses totaled 244 for securities available for sale and 171 for securities held to maturity.

-  35  -

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

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis as described in note “2—Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no impairment charges recognized during the second quarters or first halves of 2015 and 2014.

-  36  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at June 30, 2015 are as follows:

		After 1 year	After 5 years
	Within	through	through	After
	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$1,220	$7,876	$11,729	$20,825
Asset-backed securities	1	4,287	5,309	12,073	21,670
Corporate debt securities	1,209	8,345	-	-	9,554
U.S. agency notes	-	5,291	-	-	5,291
Treasury securities	-	3,831	-	-	3,831
Certificates of deposit	840	1,084	-	-	1,924
Non-agency commercial mortgage-backed
securities (1)	-	-	-	307	307
Other securities	-	-	-	13	13
Total fair value	$2,050	$24,058	$13,185	$24,122	$63,415
Total amortized cost	$2,048	$24,021	$13,106	$23,961	$63,136
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$938	$18,184	$17,646	$36,768
Non-agency commercial mortgage-backed
securities (1)	-	-	359	633	992
Treasury securities	-	-	219	-	219
Total fair value	$-	$938	$18,762	$18,279	$37,979
Total amortized cost	$-	$923	$18,609	$18,215	$37,747

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains from sales of securities available for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Proceeds	$444	$760	$594	$2,045
Gross realized gains	$1	$1	$1	$2
Gross realized losses	$1	$-	$1	$-

4.Bank Loans and Related Allowance for Loan Losses

The composition of bank loans by loan segment is as follows:

	June 30,	December 31,
	2015	2014
Residential real estate mortgages	$8,236	$8,127
Home equity loans and lines of credit	2,843	2,955
Personal loans secured by securities	2,919	2,320
Other	52	39
Total bank loans (1)	14,050	13,441
Allowance for loan losses	(36)	(42)
Total bank loans – net	$14,014	$13,399

(1)	All loans are evaluated for impairment by loan segment.

-  37  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $7.1 billion and $6.7 billion at June 30, 2015 and December 31, 2014, respectively. All of the personal loans were fully collateralized by securities with fair values in excess of borrowings at June 30, 2015 and December 31, 2014.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $542 million and $332 million during the second quarters of 2015 and 2014, respectively and $982 million and $618 million during the first halves of 2015 and 2014, respectively. Schwab Bank purchased HELOCs with commitments of $165 million and $175 million during the second quarters of 2015 and 2014, respectively, and $282 million and  $347 million during the first halves of 2015 and 2014, respectively.

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	June 30, 2015			June 30, 2014
	Residential	Home Equity		Residential	Home Equity
	Real Estate	Loans and		Real Estate	Loans and
	Mortgages	Lines of Credit	Total	Mortgages	Lines of Credit	Total
Balance at beginning of period	$26	$12	$38	$33	$15	$48
Charge-offs	-	(1)	(1)	-	(1)	(1)
Recoveries	-	1	1	1	-	1
Provision for loan losses	(3)	1	(2)	(6)	(1)	(7)
Balance at end of period	$23	$13	$36	$28	$13	$41

Six Months Ended	June 30, 2015			June 30, 2014
	Residential	Home Equity		Residential	Home Equity
	Real Estate	Loans and		Real Estate	Loans and
	Mortgages	Lines of Credit	Total	Mortgages	Lines of Credit	Total
Balance at beginning of period	$29	$13	$42	$34	$14	$48
Charge-offs	-	(2)	(2)	(1)	(2)	(3)
Recoveries	-	2	2	1	1	2
Provision for loan losses	(6)	-	(6)	(6)	-	(6)
Balance at end of period	$23	$13	$36	$28	$13	$41

The delinquency and nonaccrual analysis by loan class is as follows:

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
June 30, 2015	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages	$8,206	$8	$1	$21	$30	$8,236
Home equity loans and lines of credit	2,830	2	1	10	13	2,843
Personal loans secured by securities	2,919	-	-	-	-	2,919
Other	52	-	-	-	-	52
Total bank loans	$14,007	$10	$2	$31	$43	$14,050

-  38  -

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

There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2015 or December 31, 2014. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $39 million and $44 million at June 30, 2015 and December 31, 2014, respectively. Troubled debt restructurings were not material at June 30, 2015 or December 31, 2014.

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), loan-to-value (LTV) ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in June 2015. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

As of June 30, 2015, 48% of the Company’s HELOC and First Mortgage portfolio were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

		Weighted		Percent of Loans
		Average	Utilization	that are on
June 30, 2015	Balance	Updated FICO	Rate(1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,385	775	N/A	0.03%
>70% – <90%	763	764	N/A	0.48%
>90% – <100%	47	741	N/A	3.67%
>100%	41	721	N/A	10.57%
Total	$8,236	773	N/A	0.14%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,287	772	36%	0.05%
>70% – <90%	436	762	49%	0.36%
>90% – <100%	63	752	58%	0.66%
>100%	57	744	65%	1.23%
Total	$2,843	770	39%	0.14%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

-  39  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential	Home Equity
	Real Estate	Loans and
June 30, 2015	Mortgages	Lines of Credit
Year of origination
Pre-2011	$999	$2,085
2011	501	126
2012	1,886	134
2013	2,742	247
2014	1,140	188
2015	968	63
Total	$8,236	$2,843
Origination FICO
<620	$9	$-
620 – 679	90	16
680 – 739	1,364	521
>740	6,773	2,306
Total	$8,236	$2,843
Origination LTV
<70%	$5,728	$1,919
>70% – <90%	2,493	905
>90% – <100%	15	19
Total	$8,236	$2,843

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2014	Balance	Updated FICO	Rate(1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,131	774	N/A	0.04%
>70% – <90%	882	765	N/A	0.50%
>90% – <100%	61	740	N/A	2.95%
>100%	53	726	N/A	10.95%
Total	$8,127	773	N/A	0.18%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,282	773	36%	0.08%
>70% – <90%	526	762	48%	0.34%
>90% – <100%	81	749	61%	1.67%
>100%	66	742	63%	1.54%
Total	$2,955	769	39%	0.20%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

-  40  -

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

Long-term debt, including unamortized debt discounts and premiums, where applicable, consists of the following:

	June 30,	December 31,
	2015	2014
Senior Notes	$2,566	$1,567
Senior Medium-Term Notes, Series A	249	249
Finance lease obligation	79	83
Total long-term debt	$2,894	$1,899

On March 10, 2015, CSC issued $625 million aggregate principal amount of Senior Notes that mature in 2018 and $375 million aggregate principal amount of Senior Notes that mature in 2025 under its universal shelf registration statement on file with the Securities and Exchange Commission (SEC). The Senior Notes due 2018 have a fixed interest rate of 1.50% with interest payable semi-annually. The Senior Notes due 2025 have a fixed interest rate of 3.00% with interest payable semi-annually.

-  41  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Annual maturities on long-term debt outstanding at June 30, 2015 are as follows:

2015	$353
2016	7
2017	258
2018	908
2019	8
Thereafter	1,376
Total maturities	2,910
Unamortized discount, net	(16)
Total long-term debt	$2,894

6.Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At June 30, 2015, the aggregate face amount of these LOCs totaled $240 million. There were no funds drawn under any of these LOCs at June 30, 2015. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The Company has recorded a liability of $46 million for unfunded commitments related to investments in qualified affordable housing projects at June 30, 2015, which is included in accrued expenses and other liabilities on the balance sheet. These commitments are expected to be paid during the years from 2015 to 2020. The Company also recorded a corresponding asset for the funded and unfunded investments in qualified affordable housing projects of $56 million at June 30, 2015, which is included in other assets on the balance sheet.

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

-  42  -

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

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs and attorneys’ fees. Plaintiffs’ federal securities law claim and certain of plaintiffs’ state law claims were dismissed. On August 8, 2011, the court dismissed plaintiffs’ remaining claims with prejudice. Plaintiffs appealed to the Ninth Circuit, which issued a ruling on March 9, 2015 reversing the district court’s dismissal of the case and remanding the case for further proceedings. Defendants petitioned for Supreme Court review of the Ninth Circuit decision on July 27, 2015. Concurrently, the case is proceeding in trial court, with plaintiff having filed a fourth amended complaint on June 25, 2015, and defendants filing a motion to dismiss on July 24, 2015.

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

7.Offsetting Assets and Liabilities

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $8.6 billion at June 30, 2015 and $10.4 billion at December 31, 2014. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.6 billion at June 30, 2015 and  $1.3 billion at December 31, 2014. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $399 million at June 30, 2015 and  $88 million at December 31, 2014. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

-  43  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at June 30, 2015 and December 31, 2014.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
	Gross	Offset in the	Presented in the	Consolidated Balance Sheet
	Assets/	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheet	Balance Sheet	Offsetting	Collateral		Amount
June 30, 2015
Assets:
Resale agreements (1)	$8,422	$-	$8,422	$-	$(8,422)	(2)	$-
Securities borrowed (3)	533	-	533	(410)	(123)		-
Total	$8,955	$-	$8,955	$(410)	$(8,545)		$-
Liabilities:
Securities loaned (4,5)	$1,894	$-	$1,894	$(410)	$(1,361)		$123
Total	$1,894	$-	$1,894	$(410)	$(1,361)		$123
December 31, 2014
Assets:
Resale agreements (1)	$10,186	$-	$10,186	$-	$(10,186)	(2)	$-
Securities borrowed (3)	187	-	187	(69)	(117)		1
Total	$10,373	$-	$10,373	$(69)	$(10,303)		$1
Liabilities:
Securities loaned (4,5)	$1,477	$-	$1,477	$(69)	$(1,293)		$115
Total	$1,477	$-	$1,477	$(69)	$(1,293)		$115

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s consolidated balance sheets.
(2)	Actual collateral was greater than 102% of the related assets.
(3)	Included in receivables from brokers, dealers, and clearing organizations in the Company’s consolidated balance sheets.
(4)	Included in payables to brokers, dealers, and clearing organizations in the Company’s consolidated balance sheets.
(5)	Securities loaned are predominantly comprised of equity securities with overnight and continuous remaining contractual maturities.

8.Fair Values of Assets and Liabilities

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

-  44  -

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

•

Bank loans – The fair values of the Company’s residential real estate mortgages and HELOCs are estimated based on prices of mortgage-backed securities collateralized by similar types of loans. Personal loans secured by securities are short-term, variable interest rate loans; accordingly, the carrying values of these loans approximate their fair values.

•

Financial instruments included in other assets primarily consist of cost method investments and Federal Home Loan Bank (FHLB) stock, whose carrying values approximate their fair values. FHLB stock is recorded at par, which approximates fair value.

•

Bank deposits have no stated maturity and are recorded at the amount payable on demand as of the balance sheet date. The Company considers the carrying value of these deposits to approximate their fair values.

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

For a description of the fair value hierarchy, see “Note 2 – Summary of Significant Accounting Policies” in the Company’s annual report on Form 10-K for the year ended December 31, 2014. There were no significant changes in these policies and methodologies during the first half of 2015. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the six months ended June 30, 2015, or the year ended December 31, 2014. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2015 or December 31, 2014.

-  45  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$758	$-	$-	$758
Commercial paper	-	417	-	417
Total cash equivalents	758	417	-	1,175
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	3,077	-	3,077
U.S. Government securities	-	1,858	-	1,858
Total investments segregated and on deposit for
regulatory purposes	-	4,935	-	4,935
Other securities owned:
Schwab Funds® money market funds	248	-	-	248
Equity and bond mutual funds	292	-	-	292
State and municipal debt obligations	-	43	-	43
Equity, U.S. Government and corporate debt, and
other securities	2	26	-	28
Total other securities owned	542	69	-	611
Securities available for sale:
U.S. agency mortgage-backed securities	-	20,825	-	20,825
Asset-backed securities	-	21,670	-	21,670
Corporate debt securities	-	9,554	-	9,554
U.S. agency notes	-	5,291	-	5,291
Treasury securities	-	3,831	-	3,831
Certificates of deposit	-	1,924	-	1,924
Non-agency commercial mortgage-backed securities	-	307	-	307
Other securities	-	13	-	13
Total securities available for sale	-	63,415	-	63,415
Total	$1,300	$68,836	$-	$70,136

-  46  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$2,142	$-	$-	$2,142
Commercial paper	-	32	-	32
Total cash equivalents	2,142	32	-	2,174
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	4,125	-	4,125
U.S. Government securities	-	2,186	-	2,186
Total investments segregated and on deposit for
regulatory purposes	-	6,311	-	6,311
Other securities owned:
Schwab Funds® money market funds	224	-	-	224
Equity and bond mutual funds	215	-	-	215
State and municipal debt obligations	-	51	-	51
Equity, U.S. Government and corporate debt, and
other securities	2	24	-	26
Total other securities owned	441	75	-	516
Securities available for sale:
Asset-backed securities	-	19,366	-	19,366
U.S. agency mortgage-backed securities	-	18,717	-	18,717
Corporate debt securities	-	8,045	-	8,045
U.S. agency notes	-	3,795	-	3,795
Treasury securities	-	2,994	-	2,994
Certificates of deposit	-	1,534	-	1,534
Non-agency commercial mortgage-backed securities	-	317	-	317
Other securities	-	15	-	15
Total securities available for sale	-	54,783	-	54,783
Total	$2,583	$61,201	$-	$63,784

-  47  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
June 30, 2015	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$7,842	$-	$7,842	$-	$7,842
Cash and investments segregated and
on deposit for regulatory purposes	12,949	-	12,949	-	12,949
Receivables from brokers, dealers, and
clearing organizations	917	-	917	-	917
Receivables from brokerage clients – net	16,618	-	16,618	-	16,618
Securities held to maturity:
U.S. agency mortgage-backed securities	36,524	-	36,768	-	36,768
Non-agency commercial mortgage-backed
securities	1,000	-	992	-	992
Treasury securities	223	-	219	-	219
Total securities held to maturity	37,747	-	37,979	-	37,979
Bank loans: (1)
Residential real estate mortgages	8,236	-	8,263	-	8,263
Home equity loans and lines of credit	2,843	-	2,920	-	2,920
Personal loans secured by securities	2,919	-	2,919	-	2,919
Other	52	-	52	-	52
Total bank loans	14,050	-	14,154	-	14,154
Other assets	125	-	125	-	125
Total	$90,248	$-	$90,584	$-	$90,584
Liabilities:
Bank deposits	$112,911	$-	$112,911	$-	$112,911
Payables to brokers, dealers, and clearing
organizations	2,518	-	2,518	-	2,518
Payables to brokerage clients	31,480	-	31,480	-	31,480
Accrued expenses and other liabilities	468	-	468	-	468
Long-term debt	2,894	-	3,010	-	3,010
Total	$150,271	$-	$150,387	$-	$150,387

(1)	The carrying value of bank loans excludes the allowance for loan losses of $36 million at June 30, 2015.

-  48  -

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

9.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended June 30,		2015			2014
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(91)	$34	$(57)	$126	$(47)	$79
Other reclassifications included in
other revenue	-	-	-	(1)	-	(1)
Change in net unrealized (loss) gain on
securities available for sale	(91)	34	(57)	125	(47)	78
Other comprehensive (loss) income	$(91)	$34	$(57)	$125	$(47)	$78

-  49  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Six Months Ended June 30,		2015			2014
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain	$16	$(7)	$9	$285	$(106)	$179
Other reclassifications included in
other revenue	-	-	-	(2)	-	(2)
Change in net unrealized gain on
securities available for sale	16	(7)	9	283	(106)	177
Other comprehensive income	$16	$(7)	$9	$283	$(106)	$177

Accumulated other comprehensive income balances are as follows:

Total
Accumulated Other
Comprehensive Income
Balance at December 31, 2013	$9
Net unrealized gain on securities available for sale	177
Balance at June 30, 2014	$186
Balance at December 31, 2014	$165
Net unrealized gain on securities available for sale	9
Balance at June 30, 2015	$174

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$353	$324	$655	$650
Preferred stock dividends and other (1)	(23)	(22)	(34)	(30)
Net income available to common stockholders	$330	$302	$621	$620
Weighted-average common shares outstanding — basic	1,314	1,302	1,313	1,301
Common stock equivalent shares related to stock incentive plans	12	11	12	11
Weighted-average common shares outstanding — diluted (2)	1,326	1,313	1,325	1,312
Basic EPS	$.25	$.23	$.47	$.47
Diluted EPS	$.25	$.23	$.47	$.47

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 15 million and 16 million shares for the second quarters of 2015 and 2014, respectively, and 16 million and 17 million shares for the first halves of 2015 and 2014, respectively.

-  50  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

11.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (the OCC), as its primary regulator, the Federal Deposit Insurance Corporation, as its deposit insurer, and the Consumer Financial Protection Bureau. CSC is required to serve as a source of strength for Schwab Bank. Prior to January 1, 2015, CSC, as a savings and loan holding company, was not subject to certain statutory capital requirements. Beginning on January 1, 2015, CSC became subject to new capital requirements set by the Federal Reserve.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At June 30, 2015, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for CSC and Schwab Bank at June 30, 2015 are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$10,140	14.8%	N/A		$3,094	4.5%
Tier 1 Risk-Based Capital	$11,014	16.0%	N/A		$4,125	6.0%
Total Risk-Based Capital	$11,051	16.1%	N/A		$5,501	8.0%
Tier 1 Leverage	$11,014	7.0%	N/A		$6,342	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$8,365	17.7%	$3,071	6.5%	$2,126	4.5%
Tier 1 Risk-Based Capital	$8,365	17.7%	$3,779	8.0%	$2,834	6.0%
Total Risk-Based Capital	$8,401	17.8%	$4,724	10.0%	$3,779	8.0%
Tier 1 Leverage	$8,365	7.0%	$5,962	5.0%	$4,770	4.0%

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2015, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since June 30, 2015, that management believes have changed Schwab Bank’s capital category.

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

-  51  -

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at June 30, 2015 are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,650	9%	$0.250	$353	$1,297	$767
optionsXpress, Inc.	$131	31%	$1	$8	$123	$110

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended June 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net Revenues:
Asset management and administration fees	$474	$441	$196	$191	$-	$-	$670	$632
Net interest revenue	524	504	88	58	-	-	612	562
Trading revenue	135	145	68	67	-	-	203	212
Other	58	47	21	18	-	-	79	65
Provision for loan losses	2	6	-	1	-	-	2	7
Total net revenues	1,193	1,143	373	335	-	-	1,566	1,478
Expenses Excluding Interest	770	734	229	223	-	-	999	957
Income before taxes on income	$423	$409	$144	$112	$-	$-	$567	$521

-  52  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Investor Services		Advisor Services		Unallocated		Total
Six Months Ended June 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net Revenues:
Asset management and administration fees	$928	$869	$386	$374	$-	$-	$1,314	$1,243
Net interest revenue	1,034	999	166	116	-	-	1,200	1,115
Trading revenue	286	316	144	143	-	-	430	459
Other	103	98	39	35	-	-	142	133
Provision for loan losses	6	5	-	1	-	-	6	6
Total net revenues	2,357	2,287	735	669	-	-	3,092	2,956
Expenses Excluding Interest	1,564	1,472	477	441	-	-	2,041	1,913
Income before taxes on income	$793	$815	$258	$228	$-	$-	$1,051	$1,043

13.Subsequent Event

On August 3, 2015, the Company issued and sold 24 million depositary shares, each representing a 1/40th ownership interest in a share of 6.00% non-cumulative perpetual preferred stock, Series C, $0.01 par value, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) (Series C Preferred Stock).  The Series C Preferred Stock has a fixed dividend rate of 6.00%. Net proceeds received from the sale were $581 million and are being used to support balance sheet growth, including the migration of certain client balances from sweep money market funds into Schwab Bank.

-  53  -

THE CHARLES SCHWAB CORPORATION

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  54  -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first half of 2015, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2015:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average	as Part of Publicly	May Yet be Purchased
	Shares Purchased	Price Paid	Announced Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
April:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	5	$30.16	N/A	N/A
May:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	5	$31.05	N/A	N/A
June:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	5	$31.82	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	15	$30.96	N/A	N/A

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

N/A Not applicable.

-  55  -

THE CHARLES SCHWAB CORPORATION

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

-  56  -

THE CHARLES SCHWAB CORPORATION

Item 6.Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

10.365	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015 (supersedes Exhibit 10.331).	(1)

10.366	Credit Agreement (364 – Day Commitment) dated as of June 5, 2015, between the Registrant and financial institutions therein (supersedes Exhibit 10.363)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema	(2)

101.CAL	XBRL Taxonomy Extension Calculation	(2)

101.DEF	XBRL Extension Definition	(2)

101.LAB	XBRL Taxonomy Extension Label	(2)

101.PRE	XBRL Taxonomy Extension Presentation	(2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  57  -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 6, 2015	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Senior Executive Vice President and
Chief Financial Officer

-  58  -