Form 10-Q
period 2015-09-30
SCHWAB CHARLES CORP
filed 2015-11-05
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 2015

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

1,316,523,363 shares of $.01 par value Common Stock

Outstanding on October 26, 2015

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

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

•

sources of liquidity, capital, and level of dividends (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 12. Regulatory Requirements”);

•

target capital and debt ratios (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 12. Regulatory Requirements”);

•	capital expenditures (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures”);
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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and grow client assets and relationships;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the Company’s ability to monetize client assets;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the adverse impact of financial reform legislation and related regulations;
•	investment, structural and capital adjustments made by the Company in connection with the new LCR rule;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	the level of brokerage client cash balances and bank deposits;
•	the availability and terms of external financing;
•	capital needs and management;
•	client sensitivity to interest rates;
•	the timing, amount and impact of the migration of certain client balances from sweep money market funds into Schwab Bank;
•	the timing and impact of changes in the Company’s level of investments in software and equipment;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations;
•	adverse developments in litigation or regulatory matters;
•	the extent of any charges associated with litigation and regulatory matters;
•	amounts recovered on insurance policies;
•	timing and amount of severance and other costs related to reducing the Company’s San Francisco footprint;
•	the Company’s ability to manage expenses;
•	regulatory guidance;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees;
•	acquisition integration costs; and
•	client use of the Company’s investment advisory services and other products and services.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management of the Company focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that net revenue growth, pre-tax profit margin, earnings per common share (EPS), and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Expenses excluding interest as a percentage of average client assets are considered by management to be a measure of operating efficiency. Results for the third quarters and first nine months of 2015 and 2014 are:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
Client Metrics:
Net new client assets (1) (in billions)	$30.8	$34.7	(11)%	$96.5	$91.6	5%
Client assets (2) (in billions, at quarter end)	$2,415.9	$2,403.7	1%
Average client assets (3) (in billions)	$2,513.5	$2,437.8	3%	$2,532.7	$2,363.3	7%
New brokerage accounts (4) (in thousands)	254	229	11%	808	729	11%
Active brokerage accounts (5) (in thousands,
at quarter end)	9,691	9,309	4%
Assets receiving ongoing advisory services (6)
(in billions, at quarter end)	$1,204.8	$1,192.6	1%
Client cash as a percentage of client assets (7)
(at quarter end)	12.9%	12.2%
Company Financial Metrics:
Net revenues	$1,597	$1,551	3%	$4,689	$4,507	4%
Expenses excluding interest	1,014	1,033	(2)%	3,055	2,946	4%
Income before taxes on income	583	518	13%	1,634	1,561	5%
Taxes on income	207	197	5%	603	590	2%
Net income	376	321	17%	1,031	971	6%
Preferred stock dividends and other	11	9	22%	45	39	15%
Net income available to common stockholders	$365	$312	17%	$986	$932	6%
Earnings per common share – diluted	$.28	$.24	17%	$.74	$.70	6%
Net revenue growth from prior year	3%	13%		4%	13%
Pre-tax profit margin	36.5%	33.4%		34.9%	34.6%
Return on average common stockholders’
equity (annualized) (8)	13%	12%		12%	12%
Expenses excluding interest as a percentage of
average client assets (annualized)	0.16%	0.18%		0.16%	0.17%

(1)

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric, along with core net new assets, depicts how well the Company’s products and services appeal to new and existing clients. Core net new assets were $30.8 billion and $102.0 billion during the third quarter and first nine months of 2015, respectively. See the following page for items excluded from core net new assets in 2015. There were no significant one-time flows during the third quarter and first nine months of 2014.

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

•	An outflow of $11.6 billion in the first nine months of 2015 relating to the Company’s planned resignation from an Advisor Services cash management relationship.
•

An inflow of $6.1 billion in the first nine months of 2015 to reflect the final impact of the consolidation of its retirement plan recordkeeping platforms as previously announced in the third quarter of 2013.

The Company’s financial results are influenced by market conditions. Asset management and administration fees vary with the changes in the balances of client assets due to market fluctuations. In addition, volatility in the markets can influence client behavior in terms of investment decisions and volume of trading activity. Interest rates have a direct correlation to the Company’s ability to generate net interest revenue as interest-earning assets and funding sources are sensitive to changes in the rate environment.

During the third quarter, there was heightened volatility in the equities markets. In the month of August, the S&P 500 dropped 11% in six trading days and the CBOE Volatility Index spiked to 41 on August 24, 2015, after averaging 14 for the prior four weeks. This decline eroded the majority of the equity market gains generated over the past 12 months. The Nasdaq Composite Index finished up 3% at the end of the third quarter of 2015 compared to the same period in 2014 while the Standard & Poor’s 500 Index declined 3% over the same period. Meanwhile, short-term interest rates continued to be constrained as the federal funds target rate remained unchanged at a range of zero to 0.25% and the average 3-month LIBOR yield improved 8 basis points to .31% compared to the third quarter of 2014. Long-term interest rates decreased in the third quarter of 2015 compared to the same period in 2014. The average 10-year yield during the third quarter of 2015 was 2.22% which was 27 basis points lower than the average yield during the third quarter of 2014.

Strong client momentum continued as the Company’s innovative, full-service model continued to resonate with clients and drive growth during the third quarter of 2015. Core net new assets totaled $30.8 billion in the third quarter of 2015 compared to $34.7 billion in the same prior year period. Core net new client assets increased $10.4 billion to $102.0 billion for the first nine months of 2015 compared to the same period in 2014. Total client assets ended the third quarter of 2015 at $2.42 trillion, up 1% from the third quarter of 2014, inclusive of the $117.5 billion impact of reduced market valuation on client portfolios over the last 12 months.

The Company added 254,000 new brokerage accounts to its client base during the third quarter of 2015, up 11% compared to the third quarter of 2014. Active brokerage accounts ended the third quarter at 9.7 million, also up 4% on a year-over-year basis. Faced with economic uncertainty and the resulting market volatility, investors increasingly turned to advice offerings throughout the quarter. Approximately 36,000 accounts enrolled in one of the Company’s retail advisory solutions during the third quarter, 57% more than the year-earlier period, and total accounts using these solutions reached 550,000, up 13% year-over-year.

For the third quarter of 2015, the Company’s net revenues increased 3% compared to the third quarter of 2014 primarily due to increases in net interest revenue, trading revenue and asset management and administration fees, partially offset by a decrease in other revenue. For the first nine months of 2015, the Company’s net revenues increased 4% compared to the same prior year period primarily due to increases in net interest revenue and asset management and administration fees, partially offset by decreases in other revenue and trading revenue.

•

Net interest revenue increased primarily due to higher balances of interest-earning assets, including margin loans and the Company’s investment portfolio (securities available for sale and securities held to maturity), partially offset by the effect lower average interest rates had on the Company’s average net interest margin.

-  4  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	Asset management and administration fees increased due to higher client asset balances in advice solutions and higher net yields earned on money market funds.
•

Trading revenue increased for the third quarter of 2015 primarily due to higher trade volume. Trading revenue decreased for the first nine months of 2015 primarily due to a decrease in the average commission rate.

•

Other revenue decreased due to a non-recurring net insurance settlement during the third quarter and first nine months of 2014 and a decrease in sales of securities available for sale during the third quarter and first nine months of 2015.

Expenses excluding interest decreased 2% in the third quarter of 2015 compared to the same period in 2014 primarily due to a charge of $68 million in the third quarter of 2014 for estimated future severance benefits resulting from changes in the Company’s geographic footprint. Partially offsetting this charge are increases in compensation and benefits associated with higher headcounts in 2015 and expenses associated with investments in new technology enhancements and new facilities and service centers. Expenses excluding interest increased 4% in the first nine months of 2015 compared to the same period in 2014 primarily due to increases in compensation and benefits, other expense, depreciation and amortization, and occupancy and equipment.

The combined effect of the market conditions, strong business growth, and the Company’s overall spending discipline resulted in a pre-tax profit margin of 36.5% and 34.9% in the third quarter and first nine months of 2015, respectively. Included in taxes on income during the third quarter and first nine months of 2015 are $14 million of net tax benefits attributable to changes in estimates for positions taken for tax years 2011 to 2014.

Net revenue growth drove the increase in net income of 17%  and 6% in the third quarter and first nine months of 2015, compared to the same periods in 2014. The return on average common stockholders’ equity was 13% and 12% in the third quarter and first nine months of 2015, respectively.

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

•

change the definition of capital categories for an insured depository: to be considered “well-capitalized”, Schwab Bank must have a Common Equity Tier 1 Risk-Based Capital Ratio of at least 6.5%, a Tier 1 Risk-Based Capital Ratio of at least 8%, a Total Risk-Based Capital Ratio of at least 10% and a Tier 1 Leverage Ratio of at least 5%; and

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

In September 2014, the Board of Governors of the Federal Reserve System (Federal Reserve), in collaboration with the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC), issued a rule implementing a quantitative liquidity requirement generally consistent with the LCR standard established by Basel III. The LCR applies to all internationally active banking organizations. The Federal Reserve also issued a modified LCR that applies to the Company. Under the modified LCR, a depository institution holding company is required to maintain high-quality liquid assets in an amount related to its total estimated net cash outflows over a prospective period. The modified LCR will be phased in beginning on January 1, 2016, with a minimum requirement of 90%, increasing to 100% at January 1, 2017. The Company expects to be compliant with the modified LCR by January 1, 2016 and does not expect a material impact to the Company’s business, financial condition, and results of operations.

In October 2015, the FDIC issued a notice of proposed rulemaking that would impose a surcharge on the quarterly assessments of insured depository institutions with total assets of $10 billion or more. The surcharge would equal an annual rate of 4.5 basis points applied to the institution’s assessment base, with certain adjustments. The FDIC expects the proposed surcharge to commence in 2016 and continue through the quarter that the reserve ratio of the Deposit Insurance Fund reaches 1.35%. Under the proposed rule, if by year-end 2018, the reserve ratio has not reached 1.35%, the FDIC would impose a shortfall assessment on the institutions subject to the surcharge. The proposed rule is subject to a comment period which will end 60 days after the proposed rule is published in the Federal Register and is subject to further modification. The Company is currently evaluating the impact of the proposed rule.

In April 2015, the Department of Labor published notice of a rule proposal to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. If adopted, among other things, the new rule would subject broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard, as well as other conditions and requirements. The second comment period for the rule proposal ended on September 24, 2015 and the rule proposal is subject to further modification. The Company will continue to evaluate the impact of the proposed rule.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of individual non-agency residential mortgage-backed securities on which the Company experienced losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012, and July 24, 2012, the court denied defendants’ motions to dismiss the claims and discovery is proceeding. As of September 30, 2015, the Company has realized $48 million in net settlement proceeds on such claims, and an initial trial relating to certain of the defendants who remain in the case is set for February 2016.

-  6  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2015 compared to the same periods in 2014.

Three Months Ended September 30,		2015		2014
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds service fees (1)	2%	$314	20%	$308	20%
Advice solutions	5%	225	14%	215	14%
Other (1)	(2)%	124	8%	126	8%
Asset management and administration fees	2%	663	42%	649	42%
Net interest revenue
Interest revenue	12%	669	42%	600	39%
Interest expense	26%	(34)	(2)%	(27)	(2)%
Net interest revenue	11%	635	40%	573	37%
Trading revenue
Commissions	9%	214	13%	197	12%
Principal transactions	17%	14	1%	12	1%
Trading revenue	9%	228	14%	209	13%
Other	(45)%	66	4%	120	8%
Provision for loan losses	N/M	5	-	1	-
Net impairment losses on securities	(100)%	-	-	(1)	-
Total net revenues	3%	$1,597	100%	$1,551	100%

(1)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource® balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior period information has been recast to reflect this change.

N/M Not meaningful.

-  7  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,		2015		2014
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds service fees (1)	3%	$935	20%	$907	20%
Advice solutions	8%	673	14%	623	14%
Other (1)	2%	369	8%	362	8%
Asset management and administration fees	4%	1,977	42%	1,892	42%
Net interest revenue
Interest revenue	9%	1,931	41%	1,767	39%
Interest expense	22%	(96)	(2)%	(79)	(2)%
Net interest revenue	9%	1,835	39%	1,688	37%
Trading revenue
Commissions	(1)%	623	13%	630	14%
Principal transactions	(8)%	35	1%	38	1%
Trading revenue	(1)%	658	14%	668	15%
Other	(18)%	208	5%	253	6%
Provision for loan losses	57%	11	-	7	-
Net impairment losses on securities	(100)%	-	-	(1)	-
Total net revenues	4%	$4,689	100%	$4,507	100%

(1)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource® balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior period information has been recast to reflect this change.

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

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and Mutual Fund OneSource:

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds (1)		OneSource®
Three Months Ended September 30,	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$155,577	$159,954	$98,399	$80,582	$231,247	$245,671
Net inflows (outflows)	6,221	4,964	2,457	2,430	(6,289)	(3,234)
Net market gains (losses) and other	9	(193)	(7,391)	(1,095)	(14,213)	(5,549)
Balance at end of period	$161,807	$164,725	$93,465	$81,917	$210,745	$236,888

(1)	Includes Schwab Exchange-traded Funds.

-  8  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds (1)		OneSource®
Nine Months Ended September 30,	2015	2014	2015	2014	2015	2014
Balance at beginning of period	$167,909	$167,738	$88,450	$71,249	$234,381	$234,777
Net inflows (outflows)	(6,285)	(2,842)	10,753	7,370	(15,164)	(4,131)
Net market gains (losses) and other	183	(171)	(5,738)	3,298	(8,472)	6,242
Balance at end of period	$161,807	$164,725	$93,465	$81,917	$210,745	$236,888

(1)	Includes Schwab Exchange-traded Funds.

The following tables present asset management and administration fees, average client assets, and average fee rate:

Three Months Ended September 30,	2015			2014
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds
before fee waivers	$160,266	$237	0.59%	$162,805	$240	0.58%
Fee waivers		(166)			(190)
Schwab money market funds	160,266	71	0.18%	162,805	50	0.12%
Schwab equity and bond funds (1)	102,898	55	0.21%	86,416	50	0.23%
Mutual Fund OneSource ® (2)	230,235	188	0.32%	249,427	208	0.33%
Total mutual funds (3)	$493,399	314	0.25%	$498,648	308	0.25%
Advice solutions (3) :
Fee-based	$170,211	225	0.52%	$161,783	215	0.53%
Intelligent Portfolios	3,714	-	-	N/A	N/A	N/A
Legacy Non-Fee	16,372	N/A	N/A	16,021	N/A	N/A
Total advice solutions	$190,297	225	0.47%	$177,804	215	0.48%
Other (2,4)		124			126
Total asset management
and administration fees		$663			$649

(1)	Includes Schwab Exchange-traded Funds.
(2)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior-period information has been recast to reflect this change.

(3)

Advice solutions include managed portfolios, specialized strategies and customized investment advice. Fee-based advice solutions include Schwab Private Client™, Schwab Managed Portfolios™, Managed Account Select, Schwab Advisor Network®, Windhaven® Strategies®, Thomas Partners® Dividend Growth Strategy, and Schwab Index Advantage® advised retirement plan balances. Intelligent Portfolios include Schwab Intelligent Portfolios™, launched in March 2015, and Institutional Intelligent Portfolios™, launched in June 2015. Legacy Non-Fee advice solutions include superseded programs such as Schwab Advisor Source and certain retirement plan balances. Average client assets for advice solutions may also include the asset balances contained in the three categories of mutual funds listed above.

(4)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.

N/A Not applicable.

-  9  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2015			2014
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds
before fee waivers	$161,029	$706	0.59%	$164,208	$714	0.58%
Fee waivers		(519)			(558)
Schwab money market funds	161,029	187	0.16%	164,208	156	0.13%
Schwab equity and bond funds (1)	101,337	163	0.22%	81,770	142	0.23%
Mutual Fund OneSource ® (2)	239,633	585	0.33%	246,210	609	0.33%
Total mutual funds (3)	$501,999	935	0.25%	$492,188	907	0.25%
Advice solutions (3) :
Fee-based	$171,516	673	0.52%	$155,970	623	0.53%
Intelligent Portfolios	2,578	-	-	N/A	N/A	N/A
Legacy Non-Fee	16,573	N/A	N/A	15,717	N/A	N/A
Total advice solutions	$190,667	673	0.47%	$171,687	623	0.49%
Other (2,4)		369			362
Total asset management
and administration fees		$1,977			$1,892

(1)	Includes Schwab Exchange-traded Funds.
(2)

Beginning in the second quarter of 2015, certain Mutual Fund OneSource balances were reclassified to Other third-party mutual funds. Related revenues have been reclassified to Other asset management and administration fees. Prior-period information has been recast to reflect this change.

(3)

Advice solutions include managed portfolios, specialized strategies and customized investment advice. Fee-based advice solutions include Schwab Private Client, Schwab Managed Portfolios, Managed Account Select, Schwab Advisor Network, Windhaven Strategies, Thomas Partners Dividend Growth Strategy, and Schwab Index Advantage advised retirement plan balances. Intelligent Portfolios include Schwab Intelligent Portfolios, launched in March 2015, and Institutional Intelligent Portfolios, launched in June 2015. Legacy Non-Fee advice solutions include superseded programs such as Schwab Advisor Source and certain retirement plan balances. Average client assets for advice solutions may also include the asset balances contained in the three categories of mutual funds listed above.

(4)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.

N/A Not applicable.

Asset management and administration fees increased by $14 million, or 2%, and $85 million, or 4% in the third quarter and first nine months of 2015 compared to the same periods in 2014, due to the following items.

•

Mutual fund service fees increased by $6 million, or 2%, and $28 million, or 3%, in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to higher net yields on money market fund assets and growth in client assets in equity and bond funds, partially offset by a reduction in client assets in money market funds and Mutual Fund OneSource.

•

Advice solutions fees increased by $10 million, or 5%, and $50 million, or 8%, in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to growth in client assets enrolled in advisory offers, including Schwab Private Client™, Managed Account Select and ThomasPartners®,  partially offset by a decrease in Windhaven® assets.

•

Other asset management and administration service fees decreased by $2 million, or 2%, and increased $7 million, or 2%, in the third quarter and first nine months of 2015 compared to the same periods in 2014. The increase in the first nine months of 2015 is a result of third-party mutual fund service fees on higher client asset balances invested in other third-party mutual funds.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended September 30,	2015			2014
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$9,764	$6	0.24%	$7,961	$4	0.20%
Cash and investments segregated	18,061	8	0.18%	19,542	6	0.12%
Broker-related receivables (1)	312	-	0.09%	363	-	0.01%
Receivables from brokerage clients	15,594	130	3.31%	13,965	122	3.47%
Securities available for sale (2)	63,916	159	0.99%	51,425	135	1.04%
Securities held to maturity	38,533	241	2.48%	32,609	208	2.53%
Bank loans	14,137	93	2.61%	13,001	89	2.72%
Total interest-earning assets	160,317	637	1.58%	138,866	564	1.61%
Other interest revenue		32			36
Total interest-earning assets	$160,317	$669	1.66%	$138,866	$600	1.72%
Funding sources:
Bank deposits	$115,606	$8	0.03%	$96,114	$7	0.03%
Payables to brokerage clients	25,585	1	0.01%	26,403	1	0.01%
Long-term debt	2,900	24	3.28%	1,900	19	3.97%
Total interest-bearing liabilities	144,091	33	0.09%	124,417	27	0.09%
Non-interest-bearing funding sources	16,226			14,449
Other interest expense (1,3)		1			-
Total funding sources	$160,317	$34	0.09%	$138,866	$27	0.08%
Net interest revenue		$635	1.57%		$573	1.64%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.

-  12  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2015			2014
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$9,230	$17	0.25%	$6,892	$11	0.21%
Cash and investments segregated	18,607	21	0.15%	20,251	18	0.12%
Broker-related receivables (1)	285	-	0.07%	323	-	0.10%
Receivables from brokerage clients	15,043	374	3.32%	13,589	358	3.52%
Securities available for sale (2)	60,866	454	1.00%	51,984	413	1.06%
Securities held to maturity	36,637	686	2.50%	31,839	613	2.57%
Bank loans	13,848	274	2.65%	12,776	264	2.76%
Total interest-earning assets	154,516	1,826	1.58%	137,654	1,677	1.63%
Other interest revenue		105			90
Total interest-earning assets	$154,516	$1,931	1.67%	$137,654	$1,767	1.72%
Funding sources:
Bank deposits	$110,569	$22	0.03%	$94,951	$22	0.03%
Payables to brokerage clients	25,596	2	0.01%	26,652	2	0.01%
Long-term debt	2,652	67	3.38%	1,901	55	3.87%
Total interest-bearing liabilities	138,817	91	0.09%	123,504	79	0.09%
Non-interest-bearing funding sources	15,699			14,150
Other interest expense (1,3)		5			-
Total funding sources	$154,516	$96	0.08%	$137,654	$79	0.08%
Net interest revenue		$1,835	1.59%		$1,688	1.64%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.

Net interest revenue increased in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. The growth in the average balances in bank deposits resulted from an increase in the excess cash balances in certain brokerage client accounts swept to Schwab Bank. The growth in bank deposits helped support the increase in interest-earning assets.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from trading activity in client fixed income securities. Factors that influence principal transaction revenue include the volume of client trades and market price volatility. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including U.S. state and municipal debt obligations, U.S. Government, corporate debt, and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes adjustments to the fair value of these securities positions.

-  13  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
Daily average revenue trades (1) (in thousands)	304	269	13%	295	293	1%
Clients’ daily average trades (2) (in thousands)	537	469	14%	537	501	7%
Number of trading days	64.0	63.5	1%	188.0	187.5	-
Average revenue per revenue trade	$11.67	$12.24	(5)%	$11.87	$12.17	(2)%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).
(2)

Includes daily average revenue trades, trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource funds and exchange-traded funds (ETFs), and other proprietary products. Clients’ daily average trades is an indicator of client engagement with securities markets.

Trading revenue increased by $19 million, or 9%, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to an increase in commission revenue as a result of higher daily average revenue trades, partially offset by lower commissions per revenue trade. Trading revenue decreased by $10 million, or 1%, in the first nine months of 2015 compared to the first nine months of 2014 primarily due to a decrease in commission revenue as a result of lower commissions per revenue trade, partially offset by higher daily average revenue trades. Daily average revenue trades increased in the third quarter and first nine months of 2015 primarily due to a higher volume of mutual fund and equity trades. Average revenue per revenue trade decreased 5% and 2%, respectively, in the third quarter and first nine months of 2015 compared to the same periods in 2014.

Other Revenue

Other revenue includes order flow revenue, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, and other service fees.

Other revenue decreased by $54 million, or 45%, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to a non-recurring net insurance settlement during the third quarter of 2014 and lower gains on sales of securities available for sale. Other revenue decreased by $45 million, or 18%, in the first nine months of 2015 compared to the same period in 2014, primarily due to a non-recurring net insurance settlement during the first nine months of 2014, lower gains on sales of securities available for sale and order flow revenue, partially offset by litigation proceeds of $17 million relating to the Company’s non-agency residential mortgage-backed securities portfolio in 2015.

Order flow revenue was $26 million and $78 million during the third quarter and first nine months of 2015, compared to $27 million and $86 million during the third quarter and first nine months of 2014. Order flow revenue in the third quarter of 2015 was relatively flat compared to the same prior year period. The decrease in the first nine months of 2015, compared to the same prior year period, was primarily due to changes in the composition and volume of different types of orders and the fees and rebates for such orders, partially offset by higher trading volume and an additional half trading day in the first nine months of 2015.

-  14  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
Compensation and benefits	$548	$593	(8)%	$1,669	$1,641	2%
Professional services	114	117	(3)%	340	335	1%
Occupancy and equipment	92	82	12%	260	242	7%
Advertising and market development	58	59	(2)%	189	187	1%
Communications	58	55	5%	175	168	4%
Depreciation and amortization	57	49	16%	166	145	14%
Other	87	78	12%	256	228	12%
Total expenses excluding interest	$1,014	$1,033	(2)%	$3,055	$2,946	4%
Expenses as a percentage of total net revenues:
Compensation and benefits	34%	38%		36%	36%
Advertising and market development	4%	4%		4%	4%

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

The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
Salaries and wages	$313	$359	(13)%	$943	$947	-
Incentive compensation	152	152	-	453	446	2%
Employee benefits and other	83	82	1%	273	248	10%
Total compensation and benefits expense	$548	$593	(8)%	$1,669	$1,641	2%
Full-time equivalent employees (1) (in thousands)
At quarter end	15.4	14.3	8%
Average	15.3	14.2	8%	15.0	14.1	6%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages decreased in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to a $68 million charge in the third quarter of 2014 for estimated future severance benefits resulting from changes in the Company’s geographic footprint, partially offset by higher employee headcount and annual salary increases.

Incentive compensation remained flat in the third quarter of 2015 compared to the third quarter of 2014. Incentive compensation increased in the first nine months of 2015 compared to the first nine months of 2014, primarily due to the earlier recognition of certain equity-based incentives due to plan changes and higher field incentive plan costs relating to increased net client asset flows offset by lower discretionary bonuses.

Employee benefits and other expense increased in the third quarter compared to the same period in 2014, due to increases in employee healthcare costs as a result of higher claims paid and higher payroll taxes attributable to higher employee

-  15  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

headcount. Employee benefits and other expense increased in the first nine months of 2015 compared to the same period in 2014 due to the Company matching 401(k) contributions by pay period in 2015 instead of annually in 2014, more employees choosing to fund their 401(k) contributions from annual bonuses, increases in healthcare costs as a result of higher claims paid and higher payroll taxes due to increased employee headcount.

Expenses Excluding Compensation and Benefits

Occupancy and equipment expense increased in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to an increase in software maintenance expense relating to the Company’s information technology systems and an increase in property taxes attributable to the changes in the Company’s geographic footprint.

Depreciation and amortization expense increased in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to increased amortization of internally-developed software associated with the Company’s investment in software and technology enhancements and increased depreciation related to new buildings associated with the Company’s expanded geographic footprint.

Other expense increased in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to increases in regulatory assessments, legal expenses and miscellaneous items.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 35.5% and 38.0% for the third quarters of 2015 and 2014, respectively. The Company’s effective income tax rate on income before taxes was 36.9% and 37.8% for the first nine months of 2015 and 2014, respectively. The decrease in the third quarter and first nine months of 2015 was primarily due to the recognition of $14 million of net tax benefits attributable to changes in estimates for positions taken for tax years 2011 to 2014.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services
	Percent			Percent
Three Months Ended September 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	3%	$470	$455	(1)%	$193	$194
Net interest revenue	4%	533	513	70%	102	60
Trading revenue	5%	151	144	18%	77	65
Other	(18)%	47	57	6%	19	18
Provision for loan losses	N/M	4	1	-	1	-
Net impairment losses on securities	(100)%	-	(1)	-	-	-
Total net revenues	3%	1,205	1,169	16%	392	337
Expenses Excluding Interest	4%	772	741	8%	242	224
Income before taxes on income	1%	$433	$428	33%	$150	$113

	Unallocated			Total
	Percent			Percent
Three Months Ended September 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	-	$-	$-	2%	$663	$649
Net interest revenue	-	-	-	11%	635	573
Trading revenue	-	-	-	9%	228	209
Other	(100)%	-	45	(45)%	66	120
Provision for loan losses	-	-	-	N/M	5	1
Net impairment losses on securities	-	-	-	(100)%	-	(1)
Total net revenues	(100)%	-	45	3%	1,597	1,551
Expenses Excluding Interest	(100)%	-	68	(2)%	1,014	1,033
Income before taxes on income	(100)%	$-	$(23)	13%	$583	$518
Net Income				17%	$376	$321

N/M Not meaningful.

-  17  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Advisor Services
	Percent			Percent
Nine Months Ended September 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	6%	$1,398	$1,324	2%	$579	$568
Net interest revenue	4%	1,568	1,512	52%	267	176
Trading revenue	(5)%	437	460	6%	221	208
Other	(4)%	149	155	11%	59	53
Provision for loan losses	67%	10	6	-	1	1
Net impairment losses on securities	(100)%	-	(1)	-	-	-
Total net revenues	3%	3,562	3,456	12%	1,127	1,006
Expenses Excluding Interest	6%	2,336	2,213	8%	719	665
Income before taxes on income	(1)%	$1,226	$1,243	20%	$408	$341

	Unallocated			Total
	Percent			Percent
Nine Months Ended September 30,	Change	2015	2014	Change	2015	2014
Net Revenues:
Asset management and administration fees	-	$-	$-	4%	$1,977	$1,892
Net interest revenue	-	-	-	9%	1,835	1,688
Trading revenue	-	-	-	(1)%	658	668
Other	(100)%	-	45	(18)%	208	253
Provision for loan losses	-	-	-	57%	11	7
Net impairment losses on securities	-	-	-	(100)%	-	(1)
Total net revenues	(100)%	-	45	4%	4,689	4,507
Expenses Excluding Interest	(100)%	-	68	4%	3,055	2,946
Income before taxes on income	(100)%	$-	$(23)	5%	$1,634	$1,561
Net Income				6%	$1,031	$971

Investor Services

Net revenues increased by $36 million, or 3%, in the third quarter of 2015 compared to the same period in 2014 primarily due to increases in asset management and administration fees, net interest revenue, and trading revenue, partially offset by a decrease in other revenue. Net revenues increased by $106 million, or 3%, in the first nine months of 2015 compared to the same period in 2014 primarily due to increases in asset management and administration fees and net interest revenue, partially offset by decreases in trading revenue and other revenue. Asset management and administration fees increased primarily due to fees from advice solutions which increased primarily due to growth in client assets enrolled in advisory offers. Net interest revenue increased primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Trading revenue increased in the third quarter of 2015 compared to the same prior year period primarily due to higher daily average revenue trades, partially offset by lower commissions per revenue trade. Trading revenue decreased in the first nine months of 2015 compared to the same prior year period primarily due to lower commissions per revenue trade, partially offset by higher daily average revenue trades. Other revenue decreased in the third quarter and first nine months of 2015 compared to the same prior year periods due to a decrease in order flow revenue.

Expenses excluding interest increased by $31 million, or 4%, and $123 million, or 6%, in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to increases in compensation and benefits, occupancy and equipment, and depreciation and amortization expense. Additionally, expenses excluding interest increased during the first nine months of 2015 compared to the same period in 2014 due to increases in other expenses related to regulatory assessments, legal expenses and miscellaneous items.

-  18  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Net revenues increased by $55 million, or 16%, and $121 million, or 12%,  in the third quarter and first nine months of 2015 compared to the same periods in 2014 primarily due to increases in net interest revenue and trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets, including the Company’s investment portfolio, partially offset by the effect lower average interest rates had on the Company’s average net interest margin. Trading revenue increased primarily due to higher daily average revenue trades, partially offset by lower commissions per revenue trade.

Expenses excluding interest increased by $18 million, or 8%, and $54 million, or 8%, in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to increases in compensation and benefits, advertising and marketing, depreciation and amortization, and other expense.

Unallocated

Other revenue decreased in the third quarter and first nine months of 2015 compared to the same periods in 2014 due to a net insurance settlement of $45 million in the third quarter of 2014.

Expenses excluding interest decreased in the third quarter and first nine months of 2015 compared to the same periods in 2014 as a result of a $68 million charge in the third quarter of 2014 for estimated future severance benefits resulting from changes in the Company’s geographic footprint.

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

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on optimizing the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2015 was $16.1 billion, up $2.4 billion, or 17%, from December 31, 2014. At September 30, 2015, the Company had long-term debt of $2.9 billion, or 18%, of total financial capital, that bears interest at a weighted-average rate of 3.07%. At December 31, 2014, the Company had long term debt of $1.9 billion, or 14%, of total financial capital.

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

On August 3, 2015, CSC completed an equity offering of 24 million depositary shares, each representing a 1/40th ownership interest in a share of Series C preferred stock. The Company is using the net proceeds to support balance sheet growth, including the migration of certain client balances from sweep money market funds into Schwab Bank, which may be subject to notice and/or approvals from regulators and clients. CSC’s preferred stock is rated Baa2 by Moody’s Investors Service (Moody’s), BBB by Standard & Poor’s Ratings Group (Standard & Poor’s), and BB+ by Fitch Ratings, Ltd (Fitch). For further information on this equity offering, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Stockholders’ Equity.”

On March 10, 2015, CSC issued $625 million aggregate principal amount of Senior Notes that mature in 2018 and $375 million aggregate principal amount of Senior Notes that mature in 2025. The Senior Notes due 2018 have a fixed interest rate of 1.50% with interest payable semi-annually. The Senior Notes due 2025 have a fixed interest rate of 3.00% with interest payable semi-annually. In connection with the above Senior Note issuances, CSC purchased $575 million of 3-year U.S. Treasury securities and $225 million of 10-year U.S. Treasury securities that are held at CSC to augment its liquidity position.

The following are details of CSC’s long-term debt:

	Par				Standard
September 30, 2015	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$2,581	2015 – 2025	0.850% to 4.45% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at September 30, 2015. CSC’s ratings for these short-term borrowings were P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains a $750 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2016. This facility replaced a similar facility that expired in June 2015 and both facilities were unused during the first nine months of 2015. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, excluding accumulated other comprehensive income. At September 30, 2015, the minimum level of stockholders’ equity required under this facility was $8.7 billion (CSC’s stockholders’ equity, excluding accumulated other comprehensive income, at September 30, 2015 was $13.2 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to certain of the uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines  were not used by CSC during the first nine months of 2015.

CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC, as currently defined by the Federal Reserve, of at least 6%. Beginning on January 1, 2015, CSC became subject to new capital requirements set by the Federal Reserve. Based on its regulatory capital ratios at September 30, 2015, CSC exceeded minimum capital requirements. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 12. Regulatory Requirements” for CSC’s regulatory capital and ratios.

-  20  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab

Schwab’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $28.8 billion and $32.0 billion at September 30, 2015 and December 31, 2014, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $77 million at September 30, 2015 is being reduced by a portion of the lease payments over the remaining lease term of nine years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of banks. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for six days during the first nine months of 2015, with average daily amounts borrowed of $137 million. There were no borrowings outstanding under these lines at September 30, 2015.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, Schwab has unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $225 million at September 30, 2015. There were no funds drawn under any of these LOCs during the first nine months of 2015. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by providing cash as collateral.

Schwab is subject to regulatory requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2015, Schwab’s net capital was $1.8 billion (9% of aggregate debit balances), which was $1.4 billion in excess of its minimum required net capital and $828 million in excess of 5% of aggregate debit balances.

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

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2016. The amount outstanding under this facility at September 30, 2015 was $465 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2017. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at September 30, 2015.

Schwab Bank

Schwab Bank’s liquidity needs are met through bank deposits and equity capital.

-  21  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Bank deposits at September 30, 2015 were $119.0 billion, which includes the excess cash held in certain Schwab and optionsXpress, Inc. brokerage client accounts that is swept into deposit accounts at Schwab Bank. At September 30, 2015, these balances totaled $98.3 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral to the FRB. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At September 30, 2015,  $2.0 billion was available under this arrangement. There were no funds drawn under this arrangement during the first nine months of 2015.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures annually. At September 30, 2015,  $9.3 billion was available under this facility. There were no funds drawn under this facility during the first nine months of 2015.

Schwab Bank is subject to regulatory requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC.

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Beginning on January 1, 2015, Schwab Bank is subject to new capital requirements set by the OCC. Based on its regulatory capital ratios at September 30, 2015, Schwab Bank is considered well capitalized. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 12. Regulatory Requirements” for Schwab Bank’s regulatory capital and ratios.

optionsXpress, Inc.

optionsXpress, Inc.’s liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $994 million and $942 million at September 30, 2015 and December 31, 2014, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

optionsXpress, Inc. is subject to regulatory requirements of the Uniform Net Capital Rule that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2015, optionsXpress, Inc.’s net capital was $242 million (58% of aggregate debit balances), which was $234 million in excess of its minimum required net capital and $221 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17). At September 30, 2015, optionsXpress, Inc. met the requirements of Reg. 1.17.

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

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, optionsXpress, Inc. has unsecured standby LOCs with two banks in favor of the Options Clearing Corporation aggregating  $55 million at September 30, 2015. There were no funds drawn under these LOCs during the first nine months of 2015.

CSC provides optionsXpress, Inc. with a $200 million credit facility, which is scheduled to expire in December 2016. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at September 30, 2015.

optionsXpress has a term loan with CSC, of which $3 million was outstanding at September 30, 2015, and it matures in December 2017.

Long-term Debt

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

Capital Expenditures

The Company’s capital expenditures were $218 million and $314 million in the first nine months of 2015 and 2014, respectively. The Company’s capital expenditures include $14 million and $4 million of accrued but unpaid capital expenditures at September 30, 2015 and 2014, respectively. Capital expenditures in the first nine months of 2015 were primarily for developing internal-use software, buildings, and software and equipment relating to the Company’s information technology systems. Capital expenditures for the first nine months of 2014 were primarily for buildings, developing internal-use software, software and equipment relating to the Company’s information technology systems, and land. Capitalized costs for developing internal-use software were $77 million and $56 million in the first nine months of 2015 and 2014, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, management anticipated that the 2015 capital expenditures would be approximately 15% lower than 2014. However, management has revised the Company’s estimated full year 2015 capital expenditures to be approximately 10% less than 2014 levels primarily due to capitalized costs for developing internal-use software, and software and equipment relating to the Company’s information technology systems.

Dividends

CSC paid common stock cash dividends of $238 million ($0.18 per share) and $236 million ($0.18 per share) in the first nine months of 2015 and 2014, respectively.

CSC paid Series A Preferred Stock cash dividends of $28 million ($70.00 per share) in both the first nine months of 2015 and 2014. CSC paid Series B Preferred Stock cash dividends of $22 million ($45.00 per share) in both the first nine months of 2015 and 2014, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in the first nine months of 2015 and 2014. As of September 30, 2015, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

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

Credit Risk Exposures

The Company’s credit risk exposure related to bank loans is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgages) of $8.3 billion,  HELOCs of $2.8 billion and personal loans secured by securities of $3.2 billion at September 30, 2015.

The Company’s underwriting guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have minimized the exposure to the types of loans that historically experienced high foreclosures and loss rates elsewhere in the industry.  The Company’s First Mortgage underwriting criteria conforms to the Consumer Financial Protection Bureau’s guidance on Qualified Mortgage lending and a borrower’s ability to repay. The Company does not purchase loans that allow for negative amortization and does not purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2015, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with updated FICO scores of less than 620.

At September 30, 2015, the weighted-average originated LTV ratio was 59% for both the First Mortgage and HELOC portfolios. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At September 30, 2015,  21% of HELOCs ($600 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO score was 770 and 769 for the First Mortgage and HELOC portfolios, respectively.

The Company monitors the estimated current LTV ratios of its First Mortgage and HELOC portfolios on an ongoing basis. At September 30, 2015, the weighted-average estimated current LTV ratios were 48% and 52% for the First Mortgage and HELOC portfolios, respectively. The computation of the estimated current LTV ratio for a HELOC includes any first lien

-  24  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

mortgage outstanding on the same property at the time of the HELOC’s origination. The Company estimates the current LTV ratio for each loan by reference to a home price appreciation index. The Company also monitors updated borrower FICO scores, delinquency trends, and verified liquid assets held by individual borrowers. At September 30, 2015, the weighted-average updated FICO scores were 774 and 770 for the First Mortgage and HELOC portfolios, respectively.

The majority of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At September 30, 2015, $2.2 billion, or 79%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. Additionally, at September 30, 2015, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount due.

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

The following table presents certain of the Company’s bank loan quality metrics as a percentage of total outstanding bank loans:

	September 30,	December 31,
	2015	2014
Loan delinquencies (1)	0.29%	0.27%
Nonaccrual loans	0.18%	0.26%
Allowance for loan losses	0.22%	0.31%

(1)	Loan delinquencies include loans that are 30 days or more past due and other nonaccrual loans.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $66.4 billion and $41.3 billion at September 30, 2015, respectively. These portfolios include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, certificates of deposit, U.S. state and municipal securities and commercial paper. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

At September 30, 2015,  substantially all securities in the available for sale and held to maturity portfolios were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry or country.

The fair value of the Company’s investments in mortgage-backed securities totaled $63.6 billion at September 30, 2015. Of these, $62.3 billion were issued by U.S. agencies and $1.3 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in asset-backed securities totaled $21.8 billion at September 30, 2015. Of these, $11.9 billion were securities backed by student loans, which are guaranteed by the U.S. federal government. These asset-backed securities are included in securities available for sale.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $11.0 billion at September 30, 2015, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s condensed

-  25  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s bank loans include $7.4 billion of adjustable rate First Mortgage loans at September 30, 2015. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 39% of these mortgages consisted of loans with interest-only payment terms. The interest rates on 53% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

As of September 30, 2015, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

The Company’s HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is generally a floating rate based on the prime rate plus a margin. HELOCs that convert to an amortizing loan may experience higher delinquencies and higher loss rates than those in the initial draw period. The Company’s allowance for loan loss methodology takes this increased inherent risk into consideration. The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2015	Balance
Converted to amortizing loan by period end	$434
Within 1 year	188
> 1 year – 3 years	828
> 3 years – 5 years	516
> 5 years	821
Total	$2,787

The Company also has exposure to concentration risk from its margin and securities lending and client option and futures activities collateralized by or referencing securities of a single issuer, an index, or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceed the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $8.0 billion at September 30, 2015.

-  26  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

European Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in Europe. The following table shows the balances of this exposure by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of September 30, 2015.

						United
September 30, 2015	France	Netherlands	Norway	Sweden	Switzerland	Kingdom	Total
Cash equivalents	$150	$-	$-	$-	$-	$-	$150
Securities available for sale	110	235	74	551	550	750	2,270
Total fair value	$260	$235	$74	$551	$550	$750	$2,420
Total amortized cost	$260	$235	$75	$550	$550	$750	$2,420
Maturities:
Overnight	$150	$-	$-	$-	$-	$-	$150
1 day – < 6 months	-	-	-	50	175	350	575
6 months – < 1 year	-	-	-	321	50	-	371
1 year – 2 years	-	100	-	150	125	300	675
> 2 years	110	135	74	30	200	100	649
Total fair value	$260	$235	$74	$551	$550	$750	$2,420

In addition to the direct holdings in companies domiciled in the European countries listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At September 30, 2015, the Company had $202 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to these critical accounting estimates during the first nine months of 2015.

-  27  -

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include residential real estate loans and mortgage-backed securities. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because the Company establishes the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on margin loans and bank loans, and controls the composition of its investment securities, it has some ability to manage its net interest spread, depending on competitive factors and market conditions.

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

-  28  -

THE CHARLES SCHWAB CORPORATION

magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee (Corporate ALCO) and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate ALCO. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first nine months of 2015 or year ended December 31, 2014.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
Increase of 100 basis points	12.2%	11.8%
Decrease of 100 basis points	(6.7)%	(4.9)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first nine months of 2015 remained at low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

-  29  -

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Revenues
Asset management and administration fees	$663	$649	$1,977	$1,892
Interest revenue	669	600	1,931	1,767
Interest expense	(34)	(27)	(96)	(79)
Net interest revenue	635	573	1,835	1,688
Trading revenue	228	209	658	668
Other	66	120	208	253
Provision for loan losses	5	1	11	7
Net impairment losses on securities (1)	-	(1)	-	(1)
Total net revenues	1,597	1,551	4,689	4,507
Expenses Excluding Interest
Compensation and benefits	548	593	1,669	1,641
Professional services	114	117	340	335
Occupancy and equipment	92	82	260	242
Advertising and market development	58	59	189	187
Communications	58	55	175	168
Depreciation and amortization	57	49	166	145
Other	87	78	256	228
Total expenses excluding interest	1,014	1,033	3,055	2,946
Income before taxes on income	583	518	1,634	1,561
Taxes on income	207	197	603	590
Net Income	376	321	1,031	971
Preferred stock dividends and other (2)	11	9	45	39
Net Income Available to Common Stockholders	$365	$312	$986	$932
Weighted-Average Common Shares Outstanding — Diluted	1,328	1,316	1,326	1,313
Earnings Per Common Share — Basic	$.28	$.24	$.75	$.71
Earnings Per Common Share — Diluted	$.28	$.24	$.74	$.70

(1)

There were no net impairment losses on securities for the three or nine months ended September 30, 2015. Net impairment losses on securities include total other-than-temporary impairment losses of $1 million recognized in other comprehensive income, net of $0 reclassified from other comprehensive income, for the three and nine months ended September 30, 2014.

(2)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

-  30  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$376	$321	$1,031	$971
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	(249)	(25)	(233)	260
Reclassification of impairment charges included in net
impairment losses on securities	-	1	-	1
Other reclassifications included in other revenue	-	(12)	-	(14)
Other comprehensive income (loss), before tax	(249)	(36)	(233)	247
Income tax effect	94	13	87	(93)
Other comprehensive income (loss), net of tax	(155)	(23)	(146)	154
Comprehensive Income	$221	$298	$885	$1,125

See Notes to Condensed Consolidated Financial Statements.

-  31  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$10,366	$11,363
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $7,852 at September 30, 2015 and $10,186
at December 31, 2014)	17,243	20,781
Receivables from brokers, dealers, and clearing organizations	583	469
Receivables from brokerage clients — net	17,089	15,669
Other securities owned — at fair value	470	516
Securities available for sale	66,354	54,783
Securities held to maturity (fair value — $41,297 at September 30, 2015 and
$34,743 at December 31, 2014)	40,534	34,389
Bank loans — net	14,252	13,399
Equipment, office facilities, and property — net	1,126	1,039
Goodwill	1,227	1,227
Intangible assets — net	192	227
Other assets	966	780
Total assets	$170,402	$154,642
Liabilities and Stockholders’ Equity
Bank deposits	$119,017	$102,815
Payables to brokers, dealers, and clearing organizations	2,707	2,004
Payables to brokerage clients	31,040	34,305
Accrued expenses and other liabilities	1,549	1,816
Long-term debt	2,893	1,899
Total liabilities	157,206	142,839
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $1,485 at September 30, 2015 and $885 at December 31, 2014	1,457	872
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,160	4,050
Retained earnings	10,952	10,198
Treasury stock, at cost — 171,156,665 shares at September 30, 2015 and
176,821,202 shares at December 31, 2014	(3,407)	(3,497)
Accumulated other comprehensive income	19	165
Total stockholders’ equity	13,196	11,803
Total liabilities and stockholders’ equity	$170,402	$154,642

See Notes to Condensed Consolidated Financial Statements.

-  32  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$1,031	$971
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	(11)	(7)
Net impairment losses on securities	-	1
Stock-based compensation	98	80
Depreciation and amortization	166	145
Premium amortization, net, on securities available for sale and securities held to maturity	119	91
Other	7	(5)
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	3,538	3,663
Receivables from brokers, dealers, and clearing organizations	(110)	56
Receivables from brokerage clients	(1,426)	(1,469)
Other securities owned	46	(55)
Other assets	(59)	(49)
Payables to brokers, dealers, and clearing organizations	473	389
Payables to brokerage clients	(3,265)	(2,202)
Accrued expenses and other liabilities	(253)	(121)
Net cash provided by operating activities	354	1,488
Cash Flows from Investing Activities
Purchases of securities available for sale	(17,497)	(10,556)
Proceeds from sales of securities available for sale	599	5,724
Principal payments on securities available for sale	5,172	4,630
Purchases of securities held to maturity	(8,824)	(5,612)
Principal payments on securities held to maturity	2,709	1,948
Net increase in bank loans	(863)	(672)
Purchase of equipment, office facilities, and property	(204)	(310)
Other investing activities	(10)	(8)
Net cash used for investing activities	(18,918)	(4,856)
Cash Flows from Financing Activities
Net change in bank deposits	16,202	4,373
Issuance of long-term debt	998	-
Repayment of long-term debt	(6)	(5)
Net proceeds from preferred stock offering	581	-
Dividends paid	(288)	(286)
Proceeds from stock options exercised and other	67	138
Other financing activities	13	8
Net cash provided by financing activities	17,567	4,228
Increase (Decrease) in Cash and Cash Equivalents	(997)	860
Cash and Cash Equivalents at Beginning of Period	11,363	7,728
Cash and Cash Equivalents at End of Period	$10,366	$8,588
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$107	$91
Income taxes	$598	$588
Non-cash investing activity:
Securities purchased during the period but settled after period end	$230	$243

See Notes to Condensed Consolidated Financial Statements.

-  33  -

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

The Company’s significant accounting policies are included in “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these accounting policies during the first nine months of 2015.

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

2.New Accounting Standards

Adoption of New Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).” ASU 2014-04 provides new guidance for creditors of consumer mortgage loans, and was effective January 1, 2015. The guidance clarifies when physical possession of a property underlying a consumer mortgage loan transfers to the creditor, and therefore when a loan receivable should be derecognized and the real estate property underlying the loan should be recognized. The adoption of this new guidance in the

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30).” Pursuant to the Securities and Exchange Commission (SEC) Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting, ASU 2015-15 provides clarification to ASU 2015-03 (discussed below) of SEC Staff views on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The new guidance permits deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of a line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit. The adoption of this new guidance in the third quarter of 2015 did not have an impact on the Company’s financial statements or EPS as the Company’s practice for recognizing debt issuance costs on line-of-credit arrangements was already consistent with the guidance.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides new guidance on revenue recognition and will become effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810),” which amends the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance will become effective January 1, 2016, and is applicable to all entities but provides an exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In April 2015, the FASB issued ASU 2015-03,  “Interest – Imputation of Interest (Subtopic 835-30).” The new guidance will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a separate asset. The new guidance, which will become effective January 1, 2016, will not impact the Company’s financial results or EPS as the change only affects the balance sheet presentation of debt issuance costs; recognition and measurement of debt issuance costs will not be affected.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40),” which provides new guidance that clarifies customer’s accounting for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, the customer shall account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer shall account for the arrangement as a service contract. The guidance will become effective January 1, 2016. The Company does not expect the new guidance will have a significant impact on its financial statements or EPS.

-  35  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$22,000	$248	$16	$22,232
Asset-backed securities	22,080	13	244	21,849
Corporate debt securities	10,413	25	14	10,424
U.S. agency notes	5,140	2	5	5,137
U.S. Treasury securities	4,218	17	-	4,235
Certificates of deposit	1,924	1	3	1,922
Non-agency commercial mortgage-backed securities	300	4	-	304
U.S. state and municipal securities	168	2	-	170
Commercial Paper	75	-	-	75
Other securities	6	-	-	6
Total securities available for sale	$66,324	$312	$282	$66,354
Securities held to maturity:
U.S. agency mortgage-backed securities	$39,311	$790	$36	$40,065
Non-agency commercial mortgage-backed securities	1,000	13	5	1,008
U.S. Treasury securities	223	1	-	224
Total securities held to maturity	$40,534	$804	$41	$41,297

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Securities available for sale:
Asset-backed securities	$19,320	$64	$18	$19,366
U.S. agency mortgage-backed securities	18,487	242	12	18,717
Corporate debt securities	8,023	30	8	8,045
U.S. agency notes	3,839	-	44	3,795
U.S. Treasury securities	2,993	2	1	2,994
Certificates of deposit	1,533	1	-	1,534
Non-agency commercial mortgage-backed securities	310	7	-	317
Other securities	15	-	-	15
Total securities available for sale	$54,520	$346	$83	$54,783
Securities held to maturity:
U.S. agency mortgage-backed securities	$33,388	$531	$174	$33,745
Non-agency commercial mortgage-backed securities	1,001	11	14	998
Total securities held to maturity	$34,389	$542	$188	$34,743

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $170 million at September 30, 2015.

-  36  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$6,208	$13	$887	$3	$7,095	$16
Asset-backed securities	14,588	217	1,473	27	16,061	244
Corporate debt securities	4,302	13	590	1	4,892	14
U.S. agency notes	748	1	1,852	4	2,600	5
Certificates of deposit	1,097	3	-	-	1,097	3
Total	$26,943	$247	$4,802	$35	$31,745	$282
Securities held to maturity:
U.S. agency mortgage-backed securities	$5,460	$24	$1,924	$12	$7,384	$36
Non-agency commercial mortgage-backed
securities	668	5	-	-	668	5
Total	$6,128	$29	$1,924	$12	$8,052	$41
Total securities with unrealized losses (1)	$33,071	$276	$6,726	$47	$39,797	$323

(1)	The number of investment positions with unrealized losses totaled 318 for securities available for sale and 67 for securities held to maturity.

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Asset-backed securities	$5,754	$15	$792	$3	$6,546	$18
U.S. agency mortgage-backed securities	2,247	5	1,767	7	4,014	12
Corporate debt securities	1,781	4	552	4	2,333	8
U.S. agency notes	-	-	3,696	44	3,696	44
U.S. Treasury securities	1,246	1	-	-	1,246	1
Total	$11,028	$25	$6,807	$58	$17,835	$83
Securities held to maturity:
U.S. agency mortgage-backed securities	$264	$1	$10,415	$173	$10,679	$174
Non-agency commercial mortgage-backed
securities	-	-	660	14	660	14
Total	$264	$1	$11,075	$187	$11,339	$188
Total securities with unrealized losses (1)	$11,292	$26	$17,882	$245	$29,174	$271

(1)	The number of investment positions with unrealized losses totaled 173 for securities available for sale and 111 for securities held to maturity.

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis as described in “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

-  37  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity are as follows:

		After 1 year	After 5 years
	Within	through	through	After
September 30, 2015	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$1,220	$9,977	$11,035	$22,232
Asset-backed securities	-	6,934	3,411	11,504	21,849
Corporate debt securities	2,469	7,825	130	-	10,424
U.S. agency notes	-	5,137	-	-	5,137
U.S. Treasury securities	501	3,734	-	-	4,235
Certificates of deposit	950	972	-	-	1,922
Non-agency commercial mortgage-backed
securities (1)	-	-	-	304	304
U.S. state and municipal securities	-	-	-	170	170
Commercial paper	75	-	-	-	75
Other securities	-	-	-	6	6
Total fair value	$3,995	$25,822	$13,518	$23,019	$66,354
Total amortized cost	$3,990	$25,792	$13,437	$23,105	$66,324
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$1,997	$17,980	$20,088	$40,065
Non-agency commercial mortgage-backed
securities (1)	-	-	365	643	1,008
U.S. Treasury securities	-	-	224	-	224
Total fair value	$-	$1,997	$18,569	$20,731	$41,297
Total amortized cost	$-	$1,910	$18,129	$20,495	$40,534

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains from sales of securities available for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Proceeds	$5	$3,679	$599	$5,724
Gross realized gains	-	12	1	14
Gross realized losses	-	-	1	-

-  38  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

4.Bank Loans and Related Allowance for Loan Losses

The composition of bank loans by loan segment is as follows:

	September 30,	December 31,
	2015	2014
Residential real estate mortgages	$8,274	$8,127
Home equity loans and lines of credit	2,787	2,955
Personal loans secured by securities	3,166	2,320
Other	56	39
Total bank loans (1)	14,283	13,441
Allowance for loan losses	(31)	(42)
Total bank loans – net	$14,252	$13,399

(1)	Loans are evaluated for impairment by loan segment.

The Company has commitments to extend credit related to unused home equity lines of credit (HELOCs), personal loans secured by securities, and other lines of credit, which totaled $7.2 billion and $6.7 billion at September 30, 2015 and December 31, 2014, respectively. All of the personal loans were fully collateralized by securities with fair values in excess of borrowings at September 30, 2015 and December 31, 2014.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services first lien residential real estate mortgage loans (First Mortgages) and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $469 million and $371 million during the third quarters of 2015 and 2014, respectively and $1.5 billion and $989 million during the first nine months of 2015 and 2014, respectively. Schwab Bank purchased HELOCs with commitments of $150 million and $167 million during the third quarters of 2015 and 2014, respectively, and $432 million and $514 million during the first nine months of 2015 and 2014, respectively.

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	September 30, 2015			September 30, 2014
	Residential	Home Equity		Residential	Home Equity
	Real Estate	Loans and		Real Estate	Loans and
	Mortgages	Lines of Credit	Total	Mortgages	Lines of Credit	Total
Balance at beginning of period	$23	$13	$36	$28	$13	$41
Charge-offs	-	-	-	-	-	-
Recoveries	1	-	1	-	-	-
Provision for loan losses	(4)	(2)	(6)	-	(1)	(1)
Balance at end of period	$20	$11	$31	$28	$12	$40

Nine Months Ended	September 30, 2015			September 30, 2014
	Residential	Home Equity		Residential	Home Equity
	Real Estate	Loans and		Real Estate	Loans and
	Mortgages	Lines of Credit	Total	Mortgages	Lines of Credit	Total
Balance at beginning of period	$29	$13	$42	$34	$14	$48
Charge-offs	-	(2)	(2)	(1)	(2)	(3)
Recoveries	1	2	3	1	1	2
Provision for loan losses	(10)	(2)	(12)	(6)	(1)	(7)
Balance at end of period	$20	$11	$31	$28	$12	$40

-  39  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The delinquency and nonaccrual analysis by loan class is as follows:

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
September 30, 2015	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages	$8,238	$16	$1	$19	$36	$8,274
Home equity loans and lines of credit	2,772	4	2	9	15	2,787
Personal loans secured by securities	3,164	2	-	-	2	3,166
Other	56	-	-	-	-	56
Total bank loans	$14,230	$22	$3	$28	$53	$14,283

				>90 days past	Total past due
		30-59 days	60-89 days	due and other	and other	Total
December 31, 2014	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans
Residential real estate mortgages	$8,092	$9	$2	$24	$35	$8,127
Home equity loans and lines of credit	2,942	1	1	11	13	2,955
Personal loans secured by securities	2,320	-	-	-	-	2,320
Other	38	1	-	-	1	39
Total bank loans	$13,392	$11	$3	$35	$49	$13,441

There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2015 or December 31, 2014. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $36 million and $44 million at September 30, 2015 and December 31, 2014, respectively. Troubled debt restructurings were not material at September 30, 2015 or December 31, 2014.

In addition to monitoring delinquency, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), loan-to-value (LTV) ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in September 2015. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

As of September 30, 2015 and December 31, 2014, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

-  40  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Weighted		Percent of Loans
		Average	Utilization	that are on
September 30, 2015	Balance	Updated FICO	Rate(1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,428	775	N/A	0.06%
>70% – <90%	767	765	N/A	0.44%
>90% – <100%	45	742	N/A	3.93%
>100%	34	729	N/A	5.48%
Total	$8,274	774	N/A	0.14%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,267	773	37%	0.05%
>70% – <90%	413	762	49%	0.35%
>90% – <100%	57	749	58%	0.74%
>100%	50	746	65%	0.90%
Total	$2,787	770	39%	0.13%

(1)	The Utilization Rate is calculated using the outstanding HELOC balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home Equity
	Real Estate	Loans and
September 30, 2015	Mortgages	Lines of Credit
Year of origination
Pre-2011	$934	$2,003
2011	459	118
2012	1,766	130
2013	2,617	242
2014	1,087	189
2015	1,411	105
Total	$8,274	$2,787
Origination FICO
<620	$10	$-
620 – 679	89	16
680 – 739	1,371	511
>740	6,804	2,260
Total	$8,274	$2,787
Origination LTV
<70%	$5,802	$1,886
>70% – <90%	2,459	884
>90% – <100%	13	17
Total	$8,274	$2,787

-  41  -

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.Borrowings

Long-term debt, including unamortized debt discounts and premiums, where applicable, consists of the following:

	September 30,	December 31,
	2015	2014
Senior Notes	$2,566	$1,567
Senior Medium-Term Notes, Series A	250	249
Finance lease obligation	77	83
Total long-term debt	$2,893	$1,899

On March 10, 2015, CSC issued $625 million aggregate principal amount of Senior Notes that mature in 2018 and $375 million aggregate principal amount of Senior Notes that mature in 2025. The Senior Notes due 2018 have a fixed interest rate of 1.50% with interest payable semi-annually. The Senior Notes due 2025 have a fixed interest rate of 3.00% with interest payable semi-annually.

Annual maturities on long-term debt outstanding at September 30, 2015 are as follows:

2015	$352
2016	7
2017	258
2018	908
2019	8
Thereafter	1,375
Total maturities	2,908
Unamortized discount, net	(15)
Total long-term debt	$2,893

6.Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by multiple banks. At September 30, 2015, the aggregate face amount of these LOCs totaled $280 million. There were no funds drawn under any of these LOCs at September 30, 2015.  In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The Company has recorded a liability of $63 million for unfunded commitments related to investments in qualified affordable housing projects at September 30, 2015, which is included in accrued expenses and other liabilities on the balance sheet. These commitments are expected to be funded during the years from 2015 to 2020. The Company also recorded a corresponding asset for the funded and unfunded investments in qualified affordable housing projects of $79 million at September 30, 2015, which is included in other assets on the balance sheet.

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

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleged violations of state law and federal securities law in connection with the fund’s investment policy, named CSIM, Schwab Investments (registrant and issuer of the fund’s shares) and certain current and former fund trustees as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiff seeks unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs and attorneys’ fees. Plaintiff’s federal securities law claim and certain of plaintiff’s state law claims were dismissed. On August 8, 2011, the court dismissed plaintiff’s remaining claims with prejudice. Plaintiff appealed to the Ninth Circuit, which issued a ruling on March 9, 2015 reversing the district court’s dismissal of the case and remanding the case for further proceedings. A petition by defendants for U.S. Supreme Court review was denied on October 6, 2015. In the interim, defendants filed a fourth amended complaint on June 25, 2015. Defendants moved to dismiss and on October 6, 2015, the court dismissed with prejudice plaintiff’s contractual claims, but declined to dismiss certain of the claims for fiduciary breach, which remain pending.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

receivable, including accrued interest, and requires additional collateral where deemed appropriate. The fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $8.0 billion at  September 30, 2015 and $10.4 billion at December 31, 2014. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.8 billion at September 30, 2015 and  $1.3 billion at December 31, 2014. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $33 million at September 30, 2015 and  $88 million at December 31, 2014. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

-  45  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at September 30, 2015 and December 31, 2014.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Condensed Consolidated
	Gross	Condensed	Condensed	Balance Sheet
	Assets/	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheet	Balance Sheet	Offsetting	Collateral		Amount
September 30, 2015
Assets:
Resale agreements (1)	$7,852	$-	$7,852	$-	$(7,852)	(2)	$-
Securities borrowed (3)	148	-	148	(24)	(124)		-
Total	$8,000	$-	$8,000	$(24)	$(7,976)		$-
Liabilities:
Securities loaned (4,5)	$2,088	$-	$2,088	$(24)	$(1,944)		$120
Total	$2,088	$-	$2,088	$(24)	$(1,944)		$120
December 31, 2014
Assets:
Resale agreements (1)	$10,186	$-	$10,186	$-	$(10,186)	(2)	$-
Securities borrowed (3)	187	-	187	(69)	(117)		1
Total	$10,373	$-	$10,373	$(69)	$(10,303)		$1
Liabilities:
Securities loaned (4,5)	$1,477	$-	$1,477	$(69)	$(1,293)		$115
Total	$1,477	$-	$1,477	$(69)	$(1,293)		$115

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.
(2)	Actual collateral was greater than 102% of the related assets.
(3)	Included in receivables from brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(4)	Included in payables to brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(5)	Securities loaned are predominantly comprised of equity securities with overnight and continuous remaining contractual maturities.

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

For a description of the fair value hierarchy, see “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes in these policies and methodologies during the first nine months of 2015. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2015, or the year ended December 31, 2014. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2015 or December 31, 2014.

-  47  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Recorded at Fair Value

The following tables present the fair value hierarchy for assets measured at fair value. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
September 30, 2015	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,575	$-	$-	$1,575
Commercial paper	-	485	-	485
Total cash equivalents	1,575	485	-	2,060
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	3,151	-	3,151
U.S. Government securities	-	1,826	-	1,826
Total investments segregated and on deposit for
regulatory purposes	-	4,977	-	4,977
Other securities owned:
Schwab Funds® money market funds	202	-	-	202
Equity and bond mutual funds	200	-	-	200
State and municipal debt obligations	-	44	-	44
Equity, U.S. Government and corporate debt, and
other securities	2	22	-	24
Total other securities owned	404	66	-	470
Securities available for sale:
U.S. agency mortgage-backed securities	-	22,232	-	22,232
Asset-backed securities	-	21,849	-	21,849
Corporate debt securities	-	10,424	-	10,424
U.S. agency notes	-	5,137	-	5,137
U.S. Treasury securities	-	4,235	-	4,235
Certificates of deposit	-	1,922	-	1,922
Non-agency commercial mortgage-backed securities	-	304	-	304
U.S. state and municipal securities	-	170	-	170
Commercial paper	-	75	-	75
Other securities	-	6	-	6
Total securities available for sale	-	66,354	-	66,354
Total	$1,979	$71,882	$-	$73,861

-  48  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$2,142	$-	$-	$2,142
Commercial paper	-	32	-	32
Total cash equivalents	2,142	32	-	2,174
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	4,125	-	4,125
U.S. Government securities	-	2,186	-	2,186
Total investments segregated and on deposit for
regulatory purposes	-	6,311	-	6,311
Other securities owned:
Schwab Funds® money market funds	224	-	-	224
Equity and bond mutual funds	215	-	-	215
State and municipal debt obligations	-	51	-	51
Equity, U.S. Government and corporate debt, and
other securities	2	24	-	26
Total other securities owned	441	75	-	516
Securities available for sale:
Asset-backed securities	-	19,366	-	19,366
U.S. agency mortgage-backed securities	-	18,717	-	18,717
Corporate debt securities	-	8,045	-	8,045
U.S. agency notes	-	3,795	-	3,795
U.S. Treasury securities	-	2,994	-	2,994
Certificates of deposit	-	1,534	-	1,534
Non-agency commercial mortgage-backed securities	-	317	-	317
Other securities	-	15	-	15
Total securities available for sale	-	54,783	-	54,783
Total	$2,583	$61,201	$-	$63,784

-  49  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial Instruments Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial instruments not recorded at fair value:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
September 30, 2015	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$8,306	$-	$8,306	$-	$8,306
Cash and investments segregated and
on deposit for regulatory purposes	12,262	-	12,262	-	12,262
Receivables from brokers, dealers, and
clearing organizations	583	-	583	-	583
Receivables from brokerage clients – net	17,086	-	17,086	-	17,086
Securities held to maturity:
U.S. agency mortgage-backed securities	39,311	-	40,065	-	40,065
Non-agency commercial mortgage-backed
securities	1,000	-	1,008	-	1,008
U.S. Treasury securities	223	-	224	-	224
Total securities held to maturity	40,534	-	41,297	-	41,297
Bank loans: (1)
Residential real estate mortgages	8,274	-	8,308	-	8,308
Home equity loans and lines of credit	2,787	-	2,871	-	2,871
Personal loans secured by securities	3,166	-	3,166	-	3,166
Other	56	-	56	-	56
Total bank loans	14,283	-	14,401	-	14,401
Other assets	147	-	147	-	147
Total	$93,201	$-	$94,082	$-	$94,082
Liabilities:
Bank deposits	$119,017	$-	$119,017	$-	$119,017
Payables to brokers, dealers, and clearing
organizations	2,707	-	2,707	-	2,707
Payables to brokerage clients	31,040	-	31,040	-	31,040
Accrued expenses and other liabilities	637	-	637	-	637
Long-term debt	2,893	-	2,993	-	2,993
Total	$156,294	$-	$156,394	$-	$156,394

(1)	The carrying value of bank loans excludes the allowance for loan losses of $31 million at September 30, 2015.

-  50  -

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

9.Stockholders’ Equity

See “Notes – 17. Stockholders’ Equity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Company’s stockholder’s equity with the exception of the issuance disclosed below. The Company did not issue any shares of common stock during the nine months ended September 30, 2015, or the year ended December 31, 2014.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Including the Series C issuance discussed above, the Company’s preferred stock issued and outstanding is as follows:

	September 30, 2015				December 31, 2014
	Shares				Shares
	Issued and	Liquidation			Issued and	Liquidation
	Outstanding	Preference	Liquidation	Carrying	Outstanding	Preference	Liquidation	Carrying
	(In thousands)	Per Share	Preference	Value	(In thousands)	Per Share	Preference	Value
Series A	400	$1,000	$400	$396	400	$1,000	$400	$395
Series B	485	1,000	485	479	485	1,000	485	477
Series C	600	1,000	600	582	-	-	-	-
Total Preferred Stock	1,485		$1,485	$1,457	885		$885	$872

10.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended September 30,		2015			2014
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(249)	$94	$(155)	$(25)	$9	$(16)
Reclassification of impairment charges
included in net impairment losses
on securities	-	-	-	1	(1)	-
Other reclassifications included in
other revenue	-	-	-	(12)	5	(7)
Change in net unrealized (loss) gain on
securities available for sale	(249)	94	(155)	(36)	13	(23)
Other comprehensive (loss) income	$(249)	$94	$(155)	$(36)	$13	$(23)

Nine Months Ended September 30,		2015			2014
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized (loss) gain	$(233)	$87	$(146)	$260	$(97)	$163
Reclassification of impairment charges
included in net impairment losses
on securities	-	-	-	1	(1)	-
Other reclassifications included in
other revenue	-	-	-	(14)	5	(9)
Change in net unrealized (loss) gain on
securities available for sale	(233)	87	(146)	247	(93)	154
Other comprehensive (loss) income	$(233)	$87	$(146)	$247	$(93)	$154

-  52  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Accumulated other comprehensive income balances are as follows:

Total
Accumulated Other
Comprehensive Income
Balance at December 31, 2013	$9
Net unrealized gain on securities available for sale	154
Balance at September 30, 2014	$163
Balance at December 31, 2014	$165
Net unrealized loss on securities available for sale	(146)
Balance at September 30, 2015	$19

11.Earnings Per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$376	$321	$1,031	$971
Preferred stock dividends and other (1)	(11)	(9)	(45)	(39)
Net income available to common stockholders	$365	$312	$986	$932
Weighted-average common shares outstanding — basic	1,316	1,304	1,315	1,302
Common stock equivalent shares related to stock incentive plans	12	12	11	11
Weighted-average common shares outstanding — diluted (2)	1,328	1,316	1,326	1,313
Basic EPS	$.28	$.24	$.75	$.71
Diluted EPS	$.28	$.24	$.74	$.70

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 14 million and 12 million shares for the third quarters of 2015 and 2014, respectively, and 16 million and 18 million shares for the first nine months of 2015 and 2014, respectively.

12.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency (OCC), as its primary regulator, the Federal Deposit Insurance Corporation, as its deposit insurer, and the Consumer Financial Protection Bureau. CSC is required to serve as a source of strength for Schwab Bank. Prior to January 1, 2015, CSC, as a savings and loan holding company, was not subject to certain statutory capital requirements. Beginning on January 1, 2015, CSC became subject to new capital requirements set by the Federal Reserve.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also restrict and govern the terms of affiliate transactions, such as extensions of credit and repayment of loans between Schwab Bank and CSC or CSC’s other

-  53  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

subsidiaries. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At September 30, 2015, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC (1)
Common Equity Tier 1 Risk-Based Capital	$10,490	18.3%	N/A		$2,585	4.5%
Tier 1 Risk-Based Capital	$11,947	20.8%	N/A		$3,446	6.0%
Total Risk-Based Capital	$11,979	20.9%	N/A		$4,595	8.0%
Tier 1 Leverage	$11,947	7.3%	N/A		$6,592	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$8,830	17.7%	$3,240	6.5%	$2,243	4.5%
Tier 1 Risk-Based Capital	$8,830	17.7%	$3,988	8.0%	$2,991	6.0%
Total Risk-Based Capital	$8,861	17.8%	$4,985	10.0%	$3,988	8.0%
Tier 1 Leverage	$8,830	7.1%	$6,247	5.0%	$4,997	4.0%

(1)

The ratios above reflect the impact, as of September 30, 2015, of a change in approach related to the risk-weighting of the majority of the Company’s margin loan portfolio in accordance with the Basel III rules which became effective in the first quarter of this year.

N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2015, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since September 30, 2015 that management believes have changed Schwab Bank’s capital category.

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

-  54  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Net capital and net capital requirements for Schwab and optionsXpress, Inc. are as follows:

					Net Capital	Net Capital
		% of	Minimum	2% of	in Excess of	in Excess of 5%
		Aggregate	Net Capital	Aggregate	Required	of Aggregate
September 30, 2015	Net Capital	Debit Balances	Required	Debit Balances	Net Capital	Debit Balances
Schwab	$1,755	9%	$0.250	$371	$1,384	$828
optionsXpress, Inc.	$242	58%	$1	$8	$234	$221

13.Segment Information

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services		Advisor Services		Unallocated		Total
Three Months Ended September 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net Revenues:
Asset management and administration fees	$470	$455	$193	$194	$-	$-	$663	$649
Net interest revenue	533	513	102	60	-	-	635	573
Trading revenue	151	144	77	65	-	-	228	209
Other	47	57	19	18	-	45	66	120
Provision for loan losses	4	1	1	-	-	-	5	1
Net impairment losses on securities	-	(1)	-	-	-	-	-	(1)
Total net revenues	1,205	1,169	392	337	-	45	1,597	1,551
Expenses Excluding Interest	772	741	242	224	-	68	1,014	1,033
Income before taxes on income	$433	$428	$150	$113	$-	$(23)	$583	$518

	Investor Services		Advisor Services		Unallocated		Total
Nine Months Ended September 30,	2015	2014	2015	2014	2015	2014	2015	2014
Net Revenues:
Asset management and administration fees	$1,398	$1,324	$579	$568	$-	$-	$1,977	$1,892
Net interest revenue	1,568	1,512	267	176	-	-	1,835	1,688
Trading revenue	437	460	221	208	-	-	658	668
Other	149	155	59	53	-	45	208	253
Provision for loan losses	10	6	1	1	-	-	11	7
Net impairment losses on securities	-	(1)	-	-	-	-	-	(1)
Total net revenues	3,562	3,456	1,127	1,006	-	45	4,689	4,507
Expenses Excluding Interest	2,336	2,213	719	665	-	68	3,055	2,946
Income before taxes on income	$1,226	$1,243	$408	$341	$-	$(23)	$1,634	$1,561

-  55  -

THE CHARLES SCHWAB CORPORATION

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures:  The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  56  -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first nine months of 2015, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2015:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average	as Part of Publicly	May Yet be Purchased
	Shares Purchased	Price Paid	Announced Program (1)	Under the Program
Month	(in thousands)	per Share	(in thousands)	(in millions)
July:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	7	$33.32	N/A	N/A
August:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	2	$34.66	N/A	N/A
September:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	3	$29.36	N/A	N/A
Total:
Share repurchase program (1)	-	$-	-	$596
Employee transactions (2)	12	$32.41	N/A	N/A

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

N/A Not applicable.

-  57  -

THE CHARLES SCHWAB CORPORATION

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

3.17

Certificate of Designations of 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated August 3, 2015 and incorporated herein by reference.

	.
12.1	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema	(2)

101.CAL	XBRL Taxonomy Extension Calculation	(2)

101.DEF	XBRL Extension Definition	(2)

101.LAB	XBRL Taxonomy Extension Label	(2)

101.PRE	XBRL Taxonomy Extension Presentation	(2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  58  -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 5, 2015	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Senior Executive Vice President and
Chief Financial Officer

-  59  -