Form 10-Q
period 2016-03-31
SCHWAB CHARLES CORP
filed 2016-05-06
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended March 31, 2016

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

 1,321,691,068 shares of $.01 par value Common Stock

Outstanding on April 25, 2016

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

Index

Part I – FINANCIAL INFORMATION

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

INTRODUCTION

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in wealth management, securities brokerage, banking, money management, custody, and financial advisory services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with over 325 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds (ETFs), which are referred to as the Schwab ETFs™.

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

This quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions and interest rates on the Company’s results of operations (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “–  Results of Operations – Net Interest Revenue”);

•

the impact of the final Federal Deposit Insurance Corporation (FDIC) rule on the Company’s expenses (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Current Regulatory Environment and Other Developments”);

•

the impact of the final Department of Labor’s fiduciary rule on the Company’s business, financial condition and results of operations (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Current Regulatory Environment and Other Developments”);

•	sources of liquidity, capital, and level of dividends (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”);
•	target capital ratios (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management – Regulatory Capital Requirements”);
•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Part I, Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Commitments and Contingencies – Guarantees and indemnifications”); and

•

the impact of legal proceedings and regulatory matters (see “Part I, Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Commitments and Contingencies – Legal contingencies” and “Part II, Item 1. – Legal Proceedings”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the Company’s ability to attract and retain clients and registered investment advisors and grow those relationships and client assets;
•	client use of the Company’s investment advisory services and other products and services;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the timing and impact of changes in the Company’s level of investments in land, leasehold improvements, information technology equipment and software;
•	the adverse impact of financial reform legislation and related regulations;
•	the timing of the FDIC rate decrease, surcharge and the amount of deposits at Schwab Bank;
•	the clarification and interpretation of certain provisions in the final Department of Labor rule concerning fiduciary standards;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	the availability and terms of external financing;
•	capital needs and management;
•	client sensitivity to interest rates;
•	timing, amount and impact of the migration of certain balances from brokerage accounts and sweep money market funds into Schwab Bank;
•	regulatory guidance;
•	the Company’s ability to manage expenses;
•	the level of client assets, including cash balances;
•	competitive pressures on rates and fees;
•	acquisition integration costs;
•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations;
•	adverse developments in litigation or regulatory matters;
•	the extent of any charges associated with litigation and regulatory matters; and
•	amounts recovered on insurance policies.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and “Part II – Other Information – Item 1A – Risk Factors.”

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

Cash and investments segregated and on deposit for regulatory purposes: Client cash or qualified securities balances not used for margin lending are segregated into investment accounts maintained for the exclusive benefit of clients, pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 (commonly referred to as the Customer Protection Rule), by the Company’s broker-dealer subsidiaries.

Client assets: The market value of all client assets custodied at the Company, which includes both cash and securities, at a point in time.

Client cash as a percentage of client assets: Calculated as money market fund balances, bank deposits, Schwab One® balances, and certain cash equivalents as a percentage of client assets.

Clients’ daily average trades: Includes daily average revenue trades by clients, trades by clients in asset-based pricing relationships, and all commission-free trades.

Commitments to extend credit: Legally binding agreements to extend credit for unused home equity loans and lines of credit (HELOCs), Pledged Asset Lines® (PALs) and other lines of credit.

Common Equity Tier 1 (CET1) Capital: The sum of common stock and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (AOCI) and qualifying minority interests, less applicable regulatory adjustments and deductions.

Common Equity Tier 1 Risk-Based Capital Ratio: The ratio of CET1 Capital to total risk-weighted assets.

Concentration risk: The potential for loss resulting from holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or particular industry or geographical area.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank): Regulatory reform legislation signed into federal law in 2010 containing numerous provisions aimed at promoting financial stability in the United States (U.S.) financial system through enhanced prudential regulation of large financial services companies.

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

Full-time equivalent employees: Represents the total number of hours worked divided by a 40-hour work week for the following categories: full-time, part-time, and temporary employees and persons employed on a contract basis.

Interest rate risk: The potential for variability in net interest revenue or the fluctuation in the valuation of assets arising from changes in interest rates.

Interest-bearing liabilities: Includes bank deposits, payables to brokerage clients, short-term borrowings, and long-term debt on which the Company pays interest.

Interest-earning assets: Includes cash and cash equivalents, cash and investments segregated, broker-related receivables, receivables from brokerage clients, securities available for sale, securities held to maturity, and bank loans on which the Company earns interest.

Investment grade: Defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s or Fitch rating of “BBB-” or higher.

Liquidity risk: The potential that the Company will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Loan-to-value ratio: Calculated as the principal amount of a loan divided by the value of the collateral securing the loan.

Margin loans: Advances made to brokerage clients on a secured basis to purchase securities reflected in receivables from brokerage clients on the Company’s balance sheets.

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

Mortgage-backed security: A type of asset-backed security that is secured by a mortgage or group of mortgages.

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

Pledged Asset Line: A non-purpose revolving line of credit from Schwab Bank secured by eligible assets held in a separate pledged asset account maintained at Schwab.

Return on average common stockholders’ equity: Calculated as net income available to common stockholders annualized divided by average common stockholders’ equity.

Risk-weighted assets: Primarily computed by assigning specific risk-weightings as specified by the regulators to assets and off-balance sheet instruments for capital adequacy calculations.

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

U.S. federal banking agencies: Refers to the Board of Governors of the Federal Reserve System (Federal Reserve), the Office of the Comptroller of the Currency (OCC), the FDIC, and the Consumer Financial Protection Bureau (CFPB).

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management of the Company focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that net revenue growth, pre-tax profit margin, earnings per common share (EPS), and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Expenses excluding interest as a percentage of average client assets are considered by management to be a measure of operating efficiency. Results for the first quarters of 2016 and 2015 are:

	Three Months Ended
	March 31,		Percent
	2016	2015	Change
Client Metrics:
Net new client assets (in billions)	$32.0	$28.7	11%
Core net new client assets (in billions) (1)	$32.0	$34.2	(6)%
Client assets (in billions, at quarter end)	$2,556.7	$2,524.4	1%
Average client assets (in billions)	$2,445.4	$2,508.5	(3)%
New brokerage accounts (in thousands)	265	274	(3)%
Active brokerage accounts (in thousands, at quarter end)	9,869	9,493	4%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,281.9	$1,251.8	2%
Client cash as a percentage of client assets (at quarter end)	13.1%	12.0%
Company Financial Metrics:
Net revenues	$1,764	$1,526	16%
Expenses excluding interest	1,109	1,042	6%
Income before taxes on income	655	484	35%
Taxes on income	243	182	34%
Net income	412	302	36%
Preferred stock dividends and other	20	11	82%
Net income available to common stockholders	$392	$291	35%
Earnings per common share – diluted	$.29	$.22	32%
Net revenue growth from prior year	16%	3%
Pre-tax profit margin	37.1%	31.7%
Return on average common stockholders’ equity	13%	10%
Expenses excluding interest as a percentage of
average client assets (annualized)	0.18%	0.17%

(1)

2015 excludes an inflow of $6.1 billion to reflect the final impact of the consolidation of the Company’s retirement plan recordkeeping platforms and an outflow of $11.6 billion relating to the Company’s planned resignation from an Advisor Services cash management relationship netting to an adjustment of ($5.5) billion.

The Company continued to experience strong client engagement and demand for the Company’s contemporary, full-service wealth management capabilities during the first quarter of 2016. Investors faced sharp market swings as the major equity indices fell by double-digit percentages and subsequently recovered by quarter-end. Clients turned to the Company for help navigating these market conditions and over 33,000 accounts enrolled in one of the Company’s retail advisory solutions during the quarter. The Company ended the first quarter with 567,000 accounts enrolled in a Schwab® advice program, up 11% year-over-year, bringing the total assets receiving ongoing advisory services to $1.28 trillion at March 31, 2016, an increase of 2% from March 31, 2015. At quarter-end, there were 9.9 million active brokerage accounts, 1.0 million banking accounts and 1.5 million retirement plan participants, up 4%, 6% and 4%, respectively, from the prior year.

Clients brought $32.0 billion of core net new assets to the Company in the first three months of 2016 compared to $34.2 billion in the same period of 2015. Total client assets ended the quarter at $2.56 trillion, up 1% from a year ago despite the challenging environment for equity valuations during the quarter, which negatively affected average asset balances. Also, in the first quarter of 2016, the Company completed a $1.4 billion bulk transfer of brokerage client cash balances to bank deposits, continuing its work to migrate more uninvested client cash to Schwab Bank.

-  6  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

During the first quarter of 2016, the Company experienced strong earnings growth. The increase in the target federal funds interest rate in December 2015 had a positive impact on the Company’s diversified revenue streams generating strong first quarter revenue growth. Asset management and administration fees rose 9% year-over-year primarily due to a reduction in money fund fee waivers resulting from the increase in short-term interest rates, partially offset by a reduction in average client assets in Mutual Fund OneSource®. Net interest revenue increased 31% year-over-year, reflecting robust interest-earning asset growth during the past several quarters, and the investment portfolios’ positive sensitivity to the rise in short-term interest rates. Altogether, revenues grew approximately 16% from the prior year.

On the expense side, spending increased approximately 6%, in keeping with expectations of reinvesting a portion of improved revenues to support stronger growth. The pre-tax profit margin of approximately 37% was up over five percentage points from first quarter 2015. This produced earnings of $412 million, reflecting a 36% increase from the same period in 2015.

Finally, on March 7, 2016, the Company issued $750 million of non-cumulative perpetual preferred stock at a dividend rate of 5.95%. The $725 million of net proceeds provides capital to support the future transfers of money market fund sweep balances to Schwab Bank as well as incremental Schwab Bank deposit growth as the bank’s sweep feature will be the default option for all new brokerage accounts as of June 1, 2016.

Current Regulatory Environment and Other Developments

In May 2016, the Federal Reserve, the OCC and the FDIC jointly issued a notice of proposed rulemaking that would impose a minimum net stable funding ratio (NSFR) on certain banking organizations, including CSC. The NSFR is intended to measure an organization’s “available” amount of stable funding relative to its “required” amount of stable funding over a one-year time horizon. The effective date of the rule would be January 1, 2018. The comment period for the proposed rule ends on August 5, 2016 and the rule is subject to further modification. The Company is currently evaluating the impact of the proposed rule.

In April 2016, the Department of Labor published a final rule that significantly broadens the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. Among other things, the new rule subjects broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard, as well as other conditions and requirements. Based on the Company’s evaluation of the final rule to date, the Company does not expect the rule to have a material impact on the Company’s business, financial condition or results of operations.

In March 2016, the FDIC issued a final rule that will impose a surcharge on insured depository institutions with total consolidated assets of $10 billion or more in order to increase the reserve ratio of the FDIC’s Deposit Insurance Fund (DIF). Based on expected reductions in the Company’s regular FDIC insurance assessments combined with the surcharge, the Company anticipates that its overall FDIC assessment, relative to its regular assessment base, will increase by a net of approximately 2 to 2.5 basis points annually, beginning as early as the third quarter of 2016 and likely running through the end of 2018.

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

In October 2015, the Federal Reserve issued a notice of proposed rulemaking that would require certain financial institutions that are subject to the Federal Reserve’s capital rules to apply a regulatory capital deduction treatment to their investments in unsecured debt issued by U.S. bank holding companies identified as global systemically important banking organizations. The comment period for the rule proposal ended on February 19, 2016 and the rule proposal is subject to further modification. The proposed effective date of the rule would be January 1, 2019. The Company is currently evaluating the impact of the proposed rule.

-  7  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the first quarter of 2016 compared to the same period in 2015.

Net Revenues

Three Months Ended March 31,		2016		2015
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds and ETF service fees (1)	16%	$415	24%	$358	23%
Advice solutions	(2)%	215	12%	220	14%
Other (1)	5%	69	4%	66	5%
Asset management and administration fees	9%	699	40%	644	42%
Net interest revenue
Interest revenue	31%	810	46%	617	41%
Interest expense	31%	(38)	(2)%	(29)	(2)%
Net interest revenue	31%	772	44%	588	39%
Trading revenue
Commissions	(1)%	215	12%	218	14%
Principal transactions	89%	17	1%	9	1%
Trading revenue	2%	232	13%	227	15%
Other	-	63	3%	63	4%
Provision for loan losses	(150)%	(2)	-	4	-
Total net revenues	16%	$1,764	100%	$1,526	100%

(1)

Other third-party mutual funds have been reclassified to Mutual funds and ETFs. Related revenues have been reclassified from Other asset management and administration fees. Prior period information has been recast to reflect this change.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund and ETF service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund and ETF service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds.

The Company also earns asset management fees for advice solutions, which include managed portfolios, specialized strategies and customized investment advice.

The fair values of client assets included in proprietary and third-party mutual funds and ETFs are based on quoted market prices and other observable market data.

Other asset management and administration fees include various asset-based fees, such as trust fees, 401(k) recordkeeping fees, mutual fund clearing fees, collective trust fund fees, and non-balance based service and transaction fees.

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity. For a discussion of the impact of current market conditions on asset management and administration fees, see “Item 3 – Quantitative and Qualitative Disclosures About Market Risk.”

-  8  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource®:

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds and ETFs		OneSource®
Three Months Ended March 31,	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$166,148	$167,909	$102,112	$88,450	$207,654	$234,381
Net inflows (outflows)	1,252	(5,600)	2,082	4,798	(4,742)	(2,593)
Net market gains (losses) and other	27	164	759	1,913	847	5,529
Balance at end of period	$167,427	$162,473	$104,953	$95,161	$203,759	$237,317

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2016			2015
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$168,440	$246	0.59%	$165,403	$238	0.58%
Fee waivers		(97)			(184)
Schwab money market funds	168,440	149	0.36%	165,403	54	0.13%
Schwab equity and bond funds and ETFs	103,392	51	0.20%	97,127	52	0.22%
Mutual Fund OneSource®	194,644	164	0.34%	233,252	196	0.34%
Other third-party mutual funds and ETFs (1)	235,317	51	0.09%	248,545	56	0.09%
Total mutual funds and ETFs (2)	$701,793	415	0.24%	$744,327	358	0.20%
Advice solutions (2):
Fee-based	$166,419	215	0.52%	$169,835	220	0.53%
Intelligent Portfolios	5,116	-	-	423	-	-
Legacy Non-Fee	16,469	-	-	16,197	-	-
Total advice solutions	$188,004	215	0.46%	$186,455	220	0.48%
Other balance-based fees (3)	318,027	56	0.07%	313,829	55	0.07%
Other (4)		13			11
Total asset management and administration fees		$699			$644

Note: Certain changes have been made to the above categorizations. Prior period information has been recast to reflect these changes.

(1)	Includes Schwab ETF OneSourceTM.
(2)	Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(3)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(4)	Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $55 million, or 9%, in the first quarter of 2016 compared to the same period in 2015. The increase in mutual fund and ETF service fees is primarily due to higher net yields on money market fund assets, partially offset by a reduction in average client assets in Mutual Fund OneSource.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. The Company’s interest-earning assets are primarily funded through bank deposits and brokerage client account balances.

Interest-earning assets primarily include cash and cash equivalents, segregated cash and investments, margin loans included in receivables from brokerage clients, investment securities and bank loans on which the Company earns interest. Revenue on interest-earning assets is affected by various factors such as the distribution and composition of assets, prevailing interest rates when purchased, and changes in prepayment levels. Fees earned on securities borrowed and loaned are included in other

-  9  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

interest revenue and expense. The rates on the majority of the Company’s investment securities and loans re-price or reset based on short-term interest rates and the remainder is invested in fixed-rate loans and securities.

The Company’s interest-bearing liabilities include bank deposits, payables to brokerage clients, short-term borrowings and long-term debt. Interest-bearing liabilities are primarily sensitive to short-term interest rates and the Company establishes the rates paid on most of these liabilities. The Company expects that the rate paid on these liabilities will generally adjust at some fraction of the movement in short-term interest rates.

The Company expects that net interest revenue will increase as short-term interest rates increase and decline should rates fall below current levels. When interest rates fall, the Company may attempt to mitigate some of this negative impact by lowering rates paid to clients on interest-bearing liabilities. The current low interest rate environment limits the extent to which the Company can reduce interest expense on funding sources. The Company may also alter the amount and type of fixed rate loans and securities that are added to the portfolio. Generally, modest increases in the percentage of fixed-rate assets will reduce the rate at which net interest revenue changes if rates move.

Non-interest bearing funding sources include non-interest bearing cash balances, stockholders’ equity and other miscellaneous assets and liabilities.

-  10  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended March 31,	2016			2015
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$10,752	$13	0.49%	$9,383	$5	0.22%
Cash and investments segregated	20,265	19	0.38%	19,510	6	0.12%
Broker-related receivables (1)	384	-	0.04%	280	-	0.10%
Receivables from brokerage clients	14,890	125	3.38%	14,416	119	3.35%
Securities available for sale (2)	68,163	198	1.17%	57,416	142	1.00%
Securities held to maturity	50,257	322	2.58%	34,879	218	2.53%
Bank loans	14,405	99	2.76%	13,534	90	2.70%
Total interest-earning assets	179,116	776	1.74%	149,418	580	1.57%
Other interest revenue		34			37
Total interest-earning assets	$179,116	$810	1.82%	$149,418	$617	1.67%
Funding sources:
Bank deposits	$131,620	$8	0.02%	$105,834	$8	0.03%
Payables to brokerage clients (1)	26,728	-	0.01%	26,071	1	0.01%
Short-term borrowings (1,4)	20	-	0.20%	8	-	0.15%
Long-term debt (5)	2,877	26	3.63%	2,141	19	3.60%
Total interest-bearing liabilities (5)	161,245	34	0.08%	134,054	28	0.08%
Non-interest-bearing funding sources (4)	17,871			15,364
Other interest expense (3)		4			1
Total funding sources	$179,116	$38	0.09%	$149,418	$29	0.07%
Net interest revenue		$772	1.73%		$588	1.60%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.
(4)	Certain prior period amounts have been reclassified to conform to the 2016 presentation.
(5)

Adjusted for the retrospective adoption of Accounting Standards Update (ASU) 2015-03. See “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 2. New Accounting Standards” for additional information.

Net interest revenue increased $184 million, or 31%, in the first quarter of 2016 compared to the same period in 2015, primarily due to higher average balances of interest-earning assets, and higher average interest rates on securities available for sale and cash and investments segregated. The growth in average balances in bank deposits resulted from an increase in amounts swept to Schwab Bank of uninvested cash balances in certain client brokerage accounts.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from trading activity in fixed income securities with clients. To accommodate clients’ fixed income trading activity, the Company maintains positions in fixed income securities, including U.S. state and municipal debt obligations, U.S. Government and corporate debt, and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes adjustments to the fair value of these securities positions.

-  11  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended
	March 31,		Percent
	2016	2015	Change
Daily average revenue trades (in thousands)	328	313	5%
Clients’ daily average trades (in thousands)	616	582	6%
Number of trading days	61.0	61.0	-
Average revenue per revenue trade	$11.44	$11.98	(5)%

Trading revenue increased by $5 million, or 2%, in the first quarter of 2016 compared to the first quarter of 2015. Daily average revenue trades increased in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a higher volume of equity, mutual funds, and fixed income trades. Average revenue per revenue trade decreased 5% in the first quarter of 2016 compared to the first quarter of 2015.

Other Revenue

Other revenue includes order flow revenue, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, and other service fees. Order flow revenue was $27 million during the first quarters of both 2016 and 2015.

Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended
	March 31,		Percent
	2016	2015	Change
Compensation and benefits	$626	$581	8%
Professional services	116	114	2%
Occupancy and equipment	98	83	18%
Advertising and market development	70	69	1%
Communications	60	58	3%
Depreciation and amortization	56	54	4%
Other	83	83	-
Total expenses excluding interest	$1,109	$1,042	6%
Expenses as a percentage of total net revenues:
Compensation and benefits	35%	38%
Advertising and market development	4%	5%

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits.  Incentive compensation includes variable compensation, discretionary bonuses, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonuses are based on the Company’s overall performance as measured by EPS. Stock-based compensation primarily includes employee and board of director stock options and restricted stock.

-  12  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended
	March 31,		Percent
	2016	2015	Change
Salaries and wages	$336	$317	6%
Incentive compensation	173	157	10%
Employee benefits and other	117	107	9%
Total compensation and benefits expense	$626	$581	8%
Full-time equivalent employees (in thousands)
At quarter end	15.6	14.9	5%
Average	15.6	14.8	5%

Salaries and wages increased in the first quarter of 2016 compared to the same period in 2015 primarily due to higher employee headcount and annual salary increases.

Incentive compensation increased in the first quarter of 2016 compared to the same period in 2015 primarily due to higher discretionary bonus and stock compensation expense.

Employee benefits and other expenses increased in the first quarter of 2016 compared to the same period in 2015 due to increases in healthcare costs and higher employee headcount.

Expenses Excluding Compensation and Benefits

Occupancy and equipment expense increased in the first quarter of 2016 compared to the same period in 2015, primarily due to an increase in software maintenance expense relating to the Company’s information technology systems and increases in property taxes and rent attributable to the changes in the Company’s geographic footprint.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.1% and 37.6% for the first quarters of 2016 and 2015, respectively. The decrease in the first quarter of 2016 from the first quarter of 2015 was primarily due to an increase in tax exempt income from U.S. state and municipal securities.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services (1)			Advisor Services (1)			Total
	Percent			Percent			Percent
Three Months Ended March 31,	Change	2016	2015	Change	2016	2015	Change	2016	2015
Net Revenues:
Asset management and
administration fees	6%	$472	$446	15%	$227	$198	9%	$699	$644
Net interest revenue	20%	613	510	104%	159	78	31%	772	588
Trading revenue	(3)%	143	148	13%	89	79	2%	232	227
Other	5%	46	44	(11)%	17	19	-	63	63
Provision for loan losses	(150)%	(2)	4	-	-	-	(150)%	(2)	4
Total net revenues	10%	1,272	1,152	32%	492	374	16%	1,764	1,526
Expenses Excluding Interest	6%	836	785	6%	273	257	6%	1,109	1,042
Income before taxes on income	19%	$436	$367	87%	$219	$117	35%	$655	$484

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

Investor Services

Net revenues increased by $120 million, or 10%, in the first quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets, and higher interest rates on securities available for sale and cash and investments segregated.  Asset management and administration fees increased primarily due to higher net yields on money market fund assets, partially offset by a reduction in client assets in Mutual Fund OneSource®.

Expenses excluding interest increased by $51 million, or 6%, in the first quarter of 2016 compared to the same period in 2015, primarily due to increases in compensation and benefits and occupancy and equipment expenses.

Advisor Services

Net revenues increased by $118 million, or 32%, in the first quarter of 2016 compared to the same period in 2015 primarily due to increases in net interest revenue, asset management and administration fees and trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets. This growth was bolstered by the decision to migrate more uninvested client cash balances in the segment to the Schwab Bank sweep feature through further alignment of client account eligibility rules across the Company. Net interest revenue also improved due to higher interest rates on securities available for sale and cash and investments segregated. Asset management and administration fees increased primarily due to higher net yields on money market fund assets. Trading revenue increased due to higher daily average revenue trades, partially offset by lower commissions per revenue trade.

Expenses excluding interest increased by $16 million, or 6%, in the first quarter of 2016 compared to the same period in 2015, primarily due to increases in compensation and benefits and occupancy and equipment expenses.

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

For a discussion on risks that the Company faces and the Company’s process of risk identification and assessment, risk measurement, risk monitoring and reporting and risk mitigation, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For updated information on the Company’s credit risk and concentration risk exposures, see

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

Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds, and other financial institutions even if Schwab’s clients or a counterparty fail to meet their obligations to Schwab.

The Company’s bank loan portfolio includes First Mortgages, HELOCs, PALs and other loans. The credit risk exposure related to loans is actively managed through individual and portfolio reviews. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses.

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

Among other items, the Company monitors the following information in evaluating the First Mortgage and HELOC portfolios and in the determination of an appropriate allowance for loan losses:

	First
March 31, 2016	Mortgages	HELOCs
Percentage of loans to borrowers with updated FICO scores <620	1%	1%
Weighted-average origination FICO scores	771	769
Weighted-average updated FICO scores	774	771
Weighted-average origination LTV ratios	58%	59%
Weighted-average current LTV ratios	49%	51%

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At March 31, 2016, $2.1 billion, or 79%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2016, approximately 27% of the HELOC borrowers that had a balance only paid the minimum amount of interest due.

-  15  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s bank loan quality metrics as a percentage of total outstanding bank loans:

	March 31,	December 31,
	2016	2015
Loan delinquencies (1)	0.21%	0.25%
Nonaccrual loans (2)	0.20%	0.19%
Allowance for loan losses	0.23%	0.22%

(1)	Loan delinquencies include loans that are 30 days or more past due.
(2)	Nonaccrual loans include loans past due more than 90 days and other nonaccrual loans.

For more information on the Company’s credit quality indicators relating to its First Mortgage and HELOC portfolios, including delinquency characteristics, borrower FICO scores at origination (Origination FICO), updated borrower FICO scores (Updated FICO), LTV ratios at origination (Origination LTV), and estimated current LTV ratios (Estimated Current LTV), see “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 4. Bank Loans and Related Allowance for Loan Losses.”

The Company has exposure to credit risk associated with its available for sale and securities held to maturity securities which include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, certificates of deposit, and U.S. state and municipal securities.

At March 31, 2016, substantially all securities in the available for sale and held to maturity portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry or geographical area.

The fair value of the Company’s investments in mortgage-backed securities totaled $81.6 billion at March 31, 2016. Of these, $80.3 billion were issued by U.S. agencies and $1.3 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in asset-backed securities totaled $21.6 billion at March 31, 2016. The Company holds $10.9 billion floating rate Federal Family Education Loan Program Asset-Backed Securities (FFELP ABS). Two Nationally Recognized Statistical Rating Organizations have placed a portion of FFELP ABS on review for downgrade. Both agencies have indicated that some classes could be downgraded below investment grade due to the risk that some remainder of the securities could be outstanding after their legal final maturity dates. The timing of FFELP ABS principal payment is inherently uncertain given the variety of payment options available to student loan borrowers. Loans collateralizing these securities continue to be covered by a guarantee from the Department of Education of at least 97% of principal and interest. The Company holds only senior class notes that have additional credit enhancement of 3% or more that, together with the Department of Education guarantee, provide 100% or more credit enhancement. The Company has an independent credit assessment function and it does not rely on rating agencies. The Company does not consider these securities to be impaired because it expects full payment of principal and interest. Therefore, the Company continues to assign them the highest internal credit rating.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $11.2 billion at March 31, 2016, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

-  16  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s bank loans include $7.5 billion of adjustable rate First Mortgage loans at March 31, 2016. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 38% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 53% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

The Company’s HELOC product has a 30-year loan term with a revolving period of ten years from the date of origination. After the revolving period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the revolving period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin. HELOCs that convert to an amortizing loan may experience higher delinquencies and higher loss rates than those in the revolving period. The Company’s allowance for loan loss methodology takes this increased inherent risk into consideration. The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2016	Balance
Converted to amortizing loan by period end	$478
Within 1 year	146
> 1 year – 3 years	974
> 3 years – 5 years	288
> 5 years	767
Total	$2,653

The Company also has exposure to concentration risk from its margin and securities lending, PAL, and client option and futures activities collateralized by or referencing securities of a single issuer, an index, or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceed the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $8.4 billion at March 31, 2016.

Foreign Holdings

The Company has exposure to non-sovereign financial and non-financial institutions in foreign countries. The majority of the Company’s foreign investments, at fair value, of $1.5 billion, $1.4 billion and $1.4 billion are in Canada, Australia and Sweden, respectively, at March 31, 2016. These exposures are based on which country the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign foreign governments. The Company does not have unfunded commitments to counterparties in foreign countries, nor does it have exposure as a result of credit default protection purchased or sold separately as of March 31, 2016.

In addition to the direct holdings in foreign companies, the Company has indirect exposure to foreign countries through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At March 31, 2016, the Company had $205 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in foreign countries.

LIQUIDITY

CSC’s liquidity needs are primarily driven by the capital needs of Schwab Bank and liquidity and capital needs of Schwab, the amount of dividend payments on CSC’s common and preferred stock and principal and interest due on corporate debt. The liquidity needs of its brokerage subsidiaries are primarily driven by client activity including trading and margin

-  17  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

borrowing activities and capital expenditures; and the capital needs of its bank subsidiary are primarily driven by client deposits.

The Company has established liquidity policies to support the successful execution of its business strategies, while ensuring ongoing and sufficient liquidity to meet its operational needs and satisfy applicable regulatory requirements under both normal and stress conditions. For additional information on the policies and methodologies used to monitor and manage liquidity, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Beginning on January 1, 2016, the Company became subject to the modified liquidity coverage ratio (LCR) rule which, when fully phased in, will require CSC to hold high-quality liquid assets (HQLA) equal to at least 70% of its projected net cash outflows over a 30-day period. At March 31, 2016, the Company was in compliance with the fully phased-in modified LCR rule. For additional information on the LCR rule, see “Item 1 – Business – Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s primary source of funds is cash generated by client activity: bank deposits and cash balances in brokerage client accounts. Bank deposits swept from brokerage accounts were $113.9 billion at March 31, 2016 compared to $108.1 billion at December 31, 2015. These funds were used to invest in interest earning assets, thereby funding a significant portion of the 4% growth in the Company’s balance sheet.

Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending, and cash provided by external financing or equity offerings.

To meet daily funding needs, the Company maintains liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, the Company maintains a buffer of highly liquid investments, currently comprised of U.S. Treasury notes.

In addition to internal sources of liquidity, the Company has sources of external funding. CSC maintains a $750 million committed, unsecured credit facility with a group of banks that is scheduled to expire in June 2016. This facility was unused during the first quarter of 2016. The funds under this facility are available for general corporate purposes. The financial covenants require Schwab to maintain a minimum net capital ratio, Schwab Bank to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At March 31, 2016, the minimum level of stockholders’ equity required under this facility was $9.1 billion (CSC’s stockholders’ equity, excluding AOCI, at March 31, 2016 was $14.6 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC and Schwab also have access to uncommitted, unsecured bank credit lines with several banks. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. These lines were not used by CSC during the first quarter of 2016. Schwab used such borrowings for one day during the first quarter of 2016 for $15 million, and there were no borrowings outstanding under these lines at March 31, 2016.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, the broker-dealer subsidiaries have unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $295 million at March 31, 2016. There were no funds drawn under any of these LOCs during the first quarter of 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The collateral requirements were satisfied by providing cash as collateral.

Schwab Bank has access to short-term secured funding through the Federal Reserve’s discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures on a periodic basis. At March 31, 2016,

-  18  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

$1.9 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2016.

Schwab Bank also maintains a secured credit facility with the Federal Home Loan Bank of San Francisco. Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures on a periodic basis. At March 31, 2016, $500 million was outstanding under this facility with an additional $8.8 billion available based on the loans currently pledged there. This funding source is being used to temporarily fund recent investment purchases until planned bulk transfers to bank sweep deposits from client brokerage account money funds occur later this year.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at March 31, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC had $300 million of Commercial Paper Notes outstanding as of March 31, 2016.

CSC had long-term debt of $2.9 billion  at March 31, 2016 and December 31, 2015, bearing a weighted-average interest rate of 3.38%. CSC has a universal automatic shelf registration statement on file with the Securities and Exchange Commission (SEC) which enables it to issue debt, equity, and other securities.

The following are details of CSC’s long-term debt:

	Par		Weighted Average		Standard
March 31, 2016	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$2,581	2018 – 2026	3.03% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

On March 7, 2016, CSC completed an equity offering of 30 million depositary shares, each representing a 1/40th ownership interest in a share of 5.95% non-cumulative perpetual preferred stock (Series D Preferred Stock). The net proceeds from the sale were $725 million. CSC’s preferred stock is rated Baa2 by Moody’s Investors Service (Moody’s), BBB by Standard & Poor’s Ratings Group (Standard & Poor’s), and BB+ by Fitch Ratings, Ltd (Fitch).

For further discussion of CSC’s long-term debt and information on the equity offering, see “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 7. Borrowings and 11. Stockholders’ Equity.”

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

Internal guidelines are set, for both the Company and its regulated subsidiaries, to ensure capital levels are in line with the Company’s strategy and regulatory requirements, and capital forecasts are reviewed monthly at Capital Planning and Asset-Liability Management and Pricing Committee meetings. A number of early warning indicators are monitored to help identify potential problems that could impact capital. In addition, the Company monitors its subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries

-  19  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

is transferred to CSC in the form of dividends and returns of capital. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans (in a form approved as regulatory capital by regulators) for Schwab. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions must take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

The Company conducts regular capital stress testing to assess the potential financial impacts of various adverse macroeconomic and company-specific events to which the Company could be subjected. The objective of the Company’s capital stress testing is (1) to explore various potential outcomes – including rare and extreme events and (2) to assess impacts of potential stressful outcomes on both capital and liquidity. Additionally, the Company has a comprehensive Capital Contingency Plan to provide action plans for certain low probability/high impact capital events that the Company might face. The Capital Contingency Plan is issued under the authority of the Asset-Liability Management and Pricing Committee and provides guidelines for sustained capital events. It does not specifically address every contingency, but is designed to provide a framework for responding to any capital stress. The Capital Contingency Plan is reviewed annually and updated as appropriate.

For additional information, see “Part I – Item 1 – Business – Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for Schwab Bank and to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio for CSC of at least 6%. Due to the relatively low risk of the Company’s balance sheet assets and risk-based capital ratios at CSC and Schwab Bank that are well in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Schwab Bank is subject to capital requirements set by the OCC that are substantially similar to those imposed on CSC by the Federal Reserve. Schwab Bank’s failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least 6.25%. Based on its regulatory capital ratios at March 31, 2016, Schwab Bank is considered well capitalized.

-  20  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s and Schwab Bank’s capital ratios:

March 31, 2016	CSC	Schwab Bank
Total stockholders’ equity	$14,513	$9,908
Less:
Preferred Stock	2,186	-
Common Equity Tier 1 Capital before regulatory adjustments	$12,327	$9,908
Less:
Goodwill, net of associated deferred tax liabilities	$1,180	$11
Other intangible assets, net of associated deferred tax liabilities	62	-
Deferred tax assets, net of valuation allowances and deferred tax liabilities	1	-
AOCI adjustment (1)	(120)	(129)
Common Equity Tier 1 Capital	$11,204	$10,026
Tier 1 Capital	$13,390	$10,026
Total Capital	13,424	10,059
Risk-Weighted Assets	61,361	53,809
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.3%	18.6%
Tier 1 Capital/Risk-Weighted Assets	21.8%	18.6%
Total Capital/Risk-Weighted Assets	21.9%	18.7%
Tier 1 Leverage Ratio	7.3%	7.1%

(1)	CSC and Schwab Bank have elected to opt-out of the requirement to include most components of AOCI in CET1 Capital.

The Company’s broker-dealer subsidiaries (Schwab and optionsXpress, Inc.) are subject to regulatory requirements of the Uniform Net Capital Rule. The rule is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to their parent company and employees, and from repaying subordinated borrowings from CSC if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. As such, the broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. At March 31, 2016, Schwab and optionsXpress, Inc. met and exceeded their net capital requirements.

See “Item 1 – Condensed Consolidated Balance Sheets and Notes to Condensed Consolidated Financial Statements (Unaudited) – 14. Regulatory Requirements” for additional information on the components of stockholder’s equity and information on the capital requirements of each of the subsidiaries.

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

Dividends

CSC paid common stock cash dividends of $80 million ($0.06 per share) and $79 million ($0.06 per share) in the first three months of 2016 and 2015, respectively. On April 21, 2016, the Board of Directors of the Company declared a one cent, or 17%, increase in the quarterly cash dividend to $0.07 per common share.

CSC paid Series A Preferred Stock cash dividends of $14 million ($35.00 per share) in the first quarters of 2016 and 2015. CSC paid Series B Preferred Stock cash dividends of $7 million ($15.00 per share) in the first quarters of 2016 and 2015. CSC paid Series C Preferred Stock cash dividends of $9 million ($15.00 per share) in the first quarter of 2016.

-  21  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 8. Commitments and Contingencies.”

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these critical accounting estimates during the first quarter of 2016.

-  22  -

THE CHARLES SCHWAB CORPORATION

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk primarily from changes in market interest rates on its interest-earning assets relative to changes in the costs of its funding sources that finance these assets. The majority of the Company’s interest-earning assets and interest-bearing liabilities are sensitive to changes in short-term interest rates. To a lesser degree, a portion of the Company’s investment portfolios is sensitive to changes in long-term interest rates. To manage the Company’s interest rate risk, management utilizes simulation models, which include the net interest revenue sensitivity analysis described below.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets primarily include investment securities, margin loans and bank loans. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because the Company establishes the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin loans and bank loans, and controls the composition of its investment securities, it has some ability to manage its net interest spread, depending on competitive factors and market conditions.

To mitigate the risk of declining revenue, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios.

Financial instruments held by the Company are also subject to the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. The Company is also subject to market risk as a result of fluctuations in option and equity prices. The Company’s direct holdings of option and equity securities and its associated exposure to option and equity prices are not material. The Company is indirectly exposed to option, futures, and equity market fluctuations in connection with client option and futures accounts, securities collateralizing margin loans to brokerage customers, and client securities loaned out as part of the Company’s securities lending activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with the Company. Additionally, the Company earns mutual fund and ETF service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company.

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate Asset-Liability Management and Pricing Committee. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first three months of 2016 or year ended December 31, 2015.

-  23  -

THE CHARLES SCHWAB CORPORATION

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning March 31, 2016 and December 31, 2015 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period.

	March 31,	December 31,
	2016	2015
Increase of 100 basis points	8.7%	8.2%
Decrease of 100 basis points	(10.4)%	(9.5)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first three months of 2016 remained at low levels despite the increase in federal funds target range to .25% to .50% as directed by the Federal Open Markets Committee in December 2015. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

-  24  -

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net Revenues
Asset management and administration fees (1)	$699	$644
Interest revenue	810	617
Interest expense	(38)	(29)
Net interest revenue	772	588
Trading revenue	232	227
Other	63	63
Provision for loan losses	(2)	4
Total net revenues	1,764	1,526
Expenses Excluding Interest
Compensation and benefits	626	581
Professional services	116	114
Occupancy and equipment	98	83
Advertising and market development	70	69
Communications	60	58
Depreciation and amortization	56	54
Other	83	83
Total expenses excluding interest	1,109	1,042
Income before taxes on income	655	484
Taxes on income	243	182
Net Income	412	302
Preferred stock dividends and other (2)	20	11
Net Income Available to Common Stockholders	$392	$291
Weighted-Average Common Shares Outstanding:
Basic	1,321	1,312
Diluted	1,330	1,323
Earnings Per Common Share:
Basic	$.30	$.22
Diluted	$.29	$.22
Dividends Declared Per Common Share	$.06	$.06

(1)	Includes fee waivers of $97 and $184 for the three months ended March 31, 2016 and 2015, respectively, relating to Schwab-sponsored money market funds.
(2)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

-  25  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$412	$302
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	21	107
Other	1	-
Other comprehensive income (loss), before tax	22	107
Income tax effect	(8)	(41)
Other comprehensive income (loss), net of tax	14	66
Comprehensive Income	$426	$368

See Notes to Condensed Consolidated Financial Statements.

-  26  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015 (1)
Assets
Cash and cash equivalents	$10,457	$11,978
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $8,263 at March 31, 2016 and $8,088
at December 31, 2015)	20,260	19,598
Receivables from brokers, dealers, and clearing organizations	1,105	582
Receivables from brokerage clients — net	15,961	17,313
Other securities owned — at fair value	485	533
Securities available for sale	71,516	65,646
Securities held to maturity (fair value — $54,358 at March 31, 2016 and
$50,088 at December 31, 2015)	53,054	50,007
Bank loans — net	14,417	14,334
Equipment, office facilities, and property — net	1,159	1,145
Goodwill	1,227	1,227
Intangible assets — net	172	181
Other assets	1,185	1,161
Total assets	$190,998	$183,705
Liabilities and Stockholders’ Equity
Bank deposits	$135,689	$129,502
Payables to brokers, dealers, and clearing organizations	2,848	2,588
Payables to brokerage clients	32,282	33,185
Accrued expenses and other liabilities	1,989	2,151
Short-term borrowings	800	-
Long-term debt	2,877	2,877
Total liabilities	176,485	170,303
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,235 at March 31, 2016 and $1,485 at December 31, 2015	2,186	1,459
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,189	4,152
Retained earnings	11,567	11,253
Treasury stock, at cost — 166,082,041 shares at March 31, 2016 and
167,205,881 shares at December 31, 2015	(3,324)	(3,343)
Accumulated other comprehensive income	(120)	(134)
Total stockholders’ equity	14,513	13,402
Total liabilities and stockholders’ equity	$190,998	$183,705

(1)	Adjusted for the retrospective adoption of ASU 2015-03. See “Notes – 2. New Accounting Standards” for additional information.

See Notes to Condensed Consolidated Financial Statements.

-  27  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$412	$302
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	2	(4)
Stock-based compensation	47	39
Depreciation and amortization	56	54
Premium amortization, net, on securities available for sale and securities held to maturity	46	38
Other	10	(2)
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(662)	1,397
Receivables from brokers, dealers, and clearing organizations	(524)	12
Receivables from brokerage clients	1,350	(345)
Other securities owned	48	(141)
Other assets	21	(21)
Payables to brokers, dealers, and clearing organizations	(120)	345
Payables to brokerage clients	(903)	(2,688)
Accrued expenses and other liabilities	(152)	(291)
Net cash used for operating activities	(369)	(1,305)
Cash Flows from Investing Activities
Purchases of securities available for sale	(7,967)	(8,057)
Proceeds from sales of securities available for sale	300	150
Principal payments on securities available for sale	2,086	1,412
Purchases of securities held to maturity	(3,878)	(2,658)
Principal payments on securities held to maturity	897	767
Net increase in bank loans	(139)	(221)
Purchases of equipment, office facilities, and property	(56)	(55)
Other investing activities	(5)	-
Net cash used for investing activities	(8,762)	(8,662)
Cash Flows from Financing Activities
Net change in bank deposits	6,187	6,688
Proceeds from short-term borrowings	800	-
Issuance of long-term debt	-	998
Repayment of long-term debt	(1)	(2)
Net proceeds from preferred stock offering	725	-
Dividends paid	(110)	(100)
Proceeds from stock options exercised and other	7	28
Other financing activities	2	3
Net cash provided by financing activities	7,610	7,615
Decrease in Cash and Cash Equivalents	(1,521)	(2,352)
Cash and Cash Equivalents at Beginning of Period	11,978	11,363
Cash and Cash Equivalents at End of Period	$10,457	$9,011
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$56	$46
Income taxes	$19	$54
Non-cash investing activity:
Securities purchased during the period but settled after period end	$380	$60

See Notes to Condensed Consolidated Financial Statements.

-  28  -

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment (OTTI) of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal and regulatory reserves. Actual results may differ from those estimates.

These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s significant accounting policies are included in “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to these accounting policies during the first three months of 2016.

Principles of Consolidation

The Company evaluates for consolidation all entities in which it has financial interests, except for money market funds which are specifically excluded from consolidation guidance. For an entity subject to consolidation, the Company evaluates whether the Company’s interest in the entity constitutes a controlling financial interest under either the variable interest entity (VIE) model or a voting interest entity (VOE) model.

As a first step in its evaluation, the Company determines whether its interest in an entity is a variable interest and if so, whether the entity is a VIE. If the entity is a VIE, the Company evaluates whether the Company has a controlling financial interest in the VIE. The Company has a controlling financial interest in a VIE and thus is the VIE’s primary beneficiary when the Company’s variable interest provides the Company with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based upon the Company’s assessments, the Company is not deemed to be the primary beneficiary of and, therefore, is not required to consolidate any VIEs. See “Notes – 5. Variable Interest Entities” for further information about VIEs.

If an entity is not a VIE, it is considered a VOE. The Company evaluates whether the Company has a controlling financial interest in a VOE under the VOE model. Under the VOE model, the Company has a controlling financial interest in a VOE if the Company owns a majority voting interest in the VOE. The Company consolidates all VOEs in which it has majority voting interests.

For investments in entities in which the Company does not have a controlling financial interest, the Company accounts for those investments under the equity method of accounting when the Company has the ability to exercise significant influence over operating and financing decisions of the entity. Investments in entities for which the Company does not have the ability to exercise significant influence are generally carried at cost. Both equity method and cost method investments are included in other assets on the condensed consolidated balance sheets.

-  29  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

2.New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2016, the Company adopted ASU 2015-02, “Consolidation (Topic 810),” which amends the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance is applicable to all entities but provides an exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The adoption of ASU 2015-02 did not have an impact on the Company’s consolidated financial statements or EPS as the new guidance did not change any existing consolidation conclusions reached in accordance with the previous guidance.

On January 1, 2016, the Company adopted ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30).” ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were presented as a separate asset on the balance sheet. The guidance in ASU 2015-03 has been applied on a retrospective basis which requires the adjustment of all prior period consolidated balance sheets. The effect of the adoption on the Company’s December 31, 2015 consolidated balance sheet was to decrease other assets and total assets by $13 million and to decrease long-term debt and total liabilities by $13 million, which the Company considers immaterial.

On January 1, 2016, the Company also adopted ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40),” which provides new guidance that clarifies customer’s accounting for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, the customer shall account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer shall account for the arrangement as a service contract. The guidance applies to all new arrangements entered into after January 1, 2016. The adoption of ASU 2015-05 did not have an impact on the Company’s financial statements or EPS.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides new guidance on revenue recognition. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration. The new guidance will become effective January 1, 2018, with early adoption permitted as of January 1, 2017. Entities may elect either full or modified retrospective transition. Full retrospective transition will require a cumulative effect adjustment to retained earnings as of the earliest comparative period presented. Modified retrospective transition will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10),” which will become effective January 1, 2018. This new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of the guidance include (i) most equity investments are to be measured at fair value with changes in fair value recognized in net income, except for those accounted for under the equity method or those that do not have readily determinable fair values for which a practical expedient can be elected, (ii) requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial instrument on the balance sheet or in the accompanying notes. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which amends the accounting for leases by lessees and lessors. The primary change as a result of the new standard is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Additional changes include accounting for lease origination and executory costs, required lessee reassessments during the lease term due to changes in circumstances and expanded lease disclosures. ASU 2016-02 will become effective January 1, 2019, with early adoption permitted, and requires entities to apply the new guidance using a modified retrospective transition. Modified retrospective transition requires entities to apply the new guidance as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard. Certain transition reliefs are permitted if elected by the entity. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

-  30  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting (Topic 718)” which amends certain aspects of how an entity accounts for share-based payments to employees. The new guidance requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled, rather than recording such effects in additional paid-in capital. Entities will also be permitted to elect to account for forfeitures of share-based payments as they occur or continue with current practice which requires estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. ASU 2016-09 will be effective January 1, 2017, with early adoption permitted. The change in recognition of income tax effects of share-based awards will be applied prospectively. If an entity elects to account for forfeitures of share-based payments as they occur, such change will be applied using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$27,069	$244	$73	$27,240
Asset-backed securities	21,983	6	435	21,554
Corporate debt securities	10,763	47	25	10,785
U.S. Treasury securities	5,720	26	-	5,746
U.S. agency notes	3,377	1	2	3,376
Certificates of deposit	2,080	1	1	2,080
U.S. state and municipal securities	437	17	-	454
Non-agency commercial mortgage-backed securities	276	1	-	277
Other securities	4	-	-	4
Total securities available for sale	$71,709	$343	$536	$71,516
Securities held to maturity:
U.S. agency mortgage-backed securities	$51,833	$1,278	$7	$53,104
Non-agency commercial mortgage-backed securities	998	26	-	1,024
U.S. Treasury securities	223	7	-	230
Total securities held to maturity	$53,054	$1,311	$7	$54,358

December 31, 2015
Securities available for sale:
U.S. agency mortgage-backed securities	$22,014	$183	$48	$22,149
Asset-backed securities	21,784	7	306	21,485
Corporate debt securities	10,764	14	31	10,747
U.S. Treasury securities	5,719	2	17	5,704
U.S. agency notes	3,177	-	27	3,150
Certificates of deposit	1,685	1	3	1,683
U.S. state and municipal securities	414	10	-	424
Non-agency commercial mortgage-backed securities	298	1	-	299
Other securities	5	-	-	5
Total securities available for sale	$65,860	$218	$432	$65,646
Securities held to maturity:
U.S. agency mortgage-backed securities	$48,785	$391	$293	$48,883
Non-agency commercial mortgage-backed securities	999	6	20	985
U.S. Treasury securities	223	-	3	220
Total securities held to maturity	$50,007	$397	$316	$50,088

-  31  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $170 million at March 31, 2016.

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$7,697	$66	$822	$7	$8,519	$73
Asset-backed securities	13,650	338	3,395	97	17,045	435
Corporate debt securities	4,080	20	932	5	5,012	25
U.S. agency notes	-	-	498	2	498	2
Certificates of deposit	350	1	-	-	350	1
Total	$25,777	$425	$5,647	$111	$31,424	$536
Securities held to maturity:
U.S. agency mortgage-backed securities	$527	$1	$2,179	$6	$2,706	$7
Total	$527	$1	$2,179	$6	$2,706	$7
Total securities with unrealized losses (1)	$26,304	$426	$7,826	$117	$34,130	$543

(1)	The number of investment positions with unrealized losses totaled 303 for securities available for sale and 23 for securities held to maturity.

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$8,541	$47	$813	$1	$9,354	$48
Asset-backed securities	17,127	240	2,743	66	19,870	306
Corporate debt securities	5,433	25	942	6	6,375	31
U.S. Treasury securities	5,010	17	-	-	5,010	17
U.S. agency notes	1,281	10	1,547	17	2,828	27
Certificates of deposit	773	2	599	1	1,372	3
Total	$38,165	$341	$6,644	$91	$44,809	$432
Securities held to maturity:
U.S. agency mortgage-backed securities	$24,219	$253	$1,842	$40	$26,061	$293
Non-agency commercial mortgage-backed
securities	729	20	-	-	729	20
U.S. Treasury securities	220	3	-	-	220	3
Total	$25,168	$276	$1,842	$40	$27,010	$316
Total securities with unrealized losses (1)	$63,333	$617	$8,486	$131	$71,819	$748

(1)	The number of investment positions with unrealized losses totaled 409 for securities available for sale and 286 for securities held to maturity.

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis as described in “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

-  32  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity are as follows:

		After 1 year	After 5 years
	Within	through	through	After
March 31, 2016	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$5	$2,517	$12,993	$11,725	$27,240
Asset-backed securities	-	8,090	3,715	9,749	21,554
Corporate debt securities	2,775	7,959	51	-	10,785
U.S. Treasury securities	2,500	3,042	204	-	5,746
U.S. agency notes	-	3,376	-	-	3,376
Certificates of deposit	785	1,295	-	-	2,080
U.S. state and municipal securities	-	-	25	429	454
Non-agency commercial mortgage-backed
securities (1)	-	-	-	277	277
Other securities	-	-	-	4	4
Total fair value	$6,065	$26,279	$16,988	$22,184	$71,516
Total amortized cost	$6,057	$26,192	$17,033	$22,427	$71,709
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$2,760	$21,101	$29,243	$53,104
Non-agency commercial mortgage-backed
securities (1)	-	-	371	653	1,024
U.S. Treasury securities	-	-	230	-	230
Total fair value	$-	$2,760	$21,702	$29,896	$54,358
Total amortized cost	$-	$2,640	$20,938	$29,476	$53,054

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized losses from sales of securities available for sale are as follows:

	Three Months Ended
	March 31,
	2016	2015
Proceeds	$300	$150
Gross realized losses	-	1

-  33  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

4.Bank Loans and Related Allowance for Loan Losses

The composition of bank loans and delinquency analysis by loan segment is as follows:

				>90 days past	Total past due		Allowance	Total
		30-59 days	60-89 days	due and other	and other	Total	for loan	bank
March 31, 2016	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans	losses	loans - net
Residential real estate mortgages	$8,375	$9	$2	$18	$29	$8,404	$21	$8,383
Home equity loans and lines of credit	2,639	2	1	11	14	2,653	11	2,642
Pledged asset lines	3,320	-	1	-	1	3,321	-	3,321
Other	72	-	-	-	-	72	1	71
Total bank loans	$14,406	$11	$4	$29	$44	$14,450	$33	$14,417

December 31, 2015
Residential real estate mortgages	$8,304	$11	$1	$18	$30	$8,334	$20	$8,314
Home equity loans and lines of credit	2,720	4	1	10	15	2,735	11	2,724
Pledged asset lines	3,228	3	1	-	4	3,232	-	3,232
Other	64	-	-	-	-	64	-	64
Total bank loans	$14,316	$18	$3	$28	$49	$14,365	$31	$14,334

First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $80 million at both March 31, 2016 and December 31, 2015. The Company had commitments to extend credit related to unused HELOCs, PALs, and other lines of credit, which totaled $7.5 billion and $7.4 billion at March 31, 2016 and December 31, 2015, respectively. The Company had commitments to purchase First Mortgage loans of $454 million and $260 million at March 31, 2016 and December 31, 2015, respectively. All PALs were fully collateralized by securities with fair values in excess of borrowings at March 31, 2016 and December 31, 2015.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $557 million and $440 million during the first quarters of 2016 and 2015, respectively. Schwab purchased HELOCs with commitments of $110 million and $117 million during the first quarters of 2016 and 2015, respectively.

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	March 31, 2016				March 31, 2015
	Residential	Home equity			Residential	Home equity
	real estate	loans and			real estate	loans and
	mortgages	lines of credit	Other	Total	mortgages	lines of credit	Total
Balance at beginning of period	$20	$11	$-	$31	$29	$13	$42
Charge-offs	(1)	-	-	(1)	-	(1)	(1)
Recoveries	1	-	-	1	-	1	1
Provision for loan losses	1	-	1	2	(3)	(1)	(4)
Balance at end of period	$21	$11	$1	$33	$26	$12	$38

Substantially all of the bank loans were collectively evaluated for impairment at March 31, 2016 and December 31, 2015. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2016 or December 31, 2015. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $37 million and $36 million at March 31, 2016 and December 31, 2015, respectively. Impaired assets, which include nonaccrual loans, other real estate owned and troubled debt restructurings, totaled $51 million and $50 million at March 31, 2016 and December 31, 2015, respectively. Troubled debt restructurings were not material at March 31, 2016 or December 31, 2015.

-  34  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In addition to monitoring delinquency, the Company monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower Origination FICO, Updated FICO, Origination LTV, and Estimated Current LTV ratios. Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in March 2016. The Origination LTV and Estimated Current LTV ratios for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

As of March 31, 2016 and December 31, 2015, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

		Weighted		Percent of
		Average	Utilization	Loans on
March 31, 2016	Balance	Updated FICO	Rate(1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,456	776	N/A	0.05%
>70% – <90%	876	766	N/A	0.24%
>90% – <100%	41	741	N/A	1.18%
>100%	31	722	N/A	8.70%
Total	$8,404	774	N/A	0.10%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,178	773	36%	0.14%
>70% – <90%	379	762	48%	0.27%
>90% – <100%	55	752	60%	0.82%
>100%	41	742	68%	2.37%
Total	$2,653	771	38%	0.21%
Pledged asset lines:
Weighted-Average LTV
=70%	$3,321	761	49%	-

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
March 31, 2016	mortgages	lines of credit
Year of origination
Pre-2012	$1,247	$1,961
2012	1,528	120
2013	2,298	221
2014	949	179
2015	1,860	152
2016	522	20
Total	$8,404	$2,653
Origination FICO
<620	$10	$1
620 – 679	85	15
680 – 739	1,386	486
>740	6,923	2,151
Total	$8,404	$2,653
Origination LTV
<70%	$6,024	$1,810
>70% – <90%	2,367	827
>90% – <100%	13	16
Total	$8,404	$2,653

-  35  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Weighted		Percent of
		Average	Utilization	Loans on
December 31, 2015	Balance	Updated FICO	Rate(1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,508	774	N/A	0.03%
>70% – <90%	759	764	N/A	0.31%
>90% – <100%	37	736	N/A	5.54%
>100%	30	713	N/A	7.72%
Total	$8,334	773	N/A	0.11%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,277	772	37%	0.09%
>70% – <90%	373	760	50%	0.48%
>90% – <100%	48	748	63%	1.02%
>100%	37	739	67%	1.79%
Total	$2,735	770	39%	0.18%
Pledged asset lines:
Weighted-Average LTV
=70%	$3,232	764	49%	-

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
December 31, 2015	mortgages	lines of credit
Year of origination
Pre-2012	$1,306	$2,048
2012	1,644	125
2013	2,450	232
2014	1,021	188
2015	1,913	142
Total	$8,334	$2,735
Origination FICO
<620	$10	$-
620 – 679	88	16
680 – 739	1,381	498
>740	6,855	2,221
Total	$8,334	$2,735
Origination LTV
<70%	$5,913	$1,858
>70% – <90%	2,408	860
>90% – <100%	13	17
Total	$8,334	$2,735

5.Variable Interest Entities

A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates all entities in which it has a financial interest to determine if the entity is a VIE and if so, whether the Company is the primary beneficiary. See the “Principles of Consolidation” section of “Notes – 1. Introduction and Basis of Presentation” for discussion of the Company’s evaluations of VIEs and whether it is deemed to be the primary beneficiary of any VIEs in which it holds an interest. The

-  36  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Company was not the primary beneficiary of, and therefore, not required to consolidate any VIEs at March 31, 2016 and December 31, 2015.

Community Reinvestment Act investments

Schwab Bank is subject to the Community Reinvestment Act (CRA). The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate income neighborhoods, consistent with safe and sound banking operations. As part of Schwab Bank’s community reinvestment initiatives, Schwab Bank invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. Schwab Bank receives tax credits and other tax benefits for these investments. Schwab Bank’s Low-Income Housing Tax Credit (LIHTC) investments are accounted for using the proportional amortization method if certain criteria are met. As of March 31, 2016 and December 31, 2015, the majority of the Company’s VIEs related to Schwab Bank’s LIHTC investments.

During the first quarters of 2016 and 2015, Schwab Bank recorded amortization of $1.9 million and $0.9 million, respectively, and recognized tax credits and other tax benefits of $2.6 million and $1.1 million, respectively, associated with LIHTC investments, both of which are included in taxes on income.

The carrying value of the LIHTC investments was $112 million and $104 million as of March 31, 2016 and December 31, 2015, respectively, which is included in other assets on the condensed consolidated balance sheets. Schwab Bank recorded liabilities of $88 million and $84 million for unfunded commitments related to LIHTC investments at March 31, 2016 and December 31, 2015, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions and Schwab Bank expects to pay substantially all of these commitments between 2016 and 2020.

Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which the Company holds a variable interest, but as to which the Company has concluded it is not the primary beneficiary, are summarized in the table below:

	March 31, 2016			December 31, 2015
			Maximum			Maximum
	Aggregate	Aggregate	exposure	Aggregate	Aggregate	exposure
	assets	liabilities	to loss	assets	liabilities	to loss
LIHTC investments (1)	$112	$88	$112	$104	$84	$104
Other CRA investments (2)	57	-	65	57	-	66
Total	$169	$88	$177	$161	$84	$170

(1)	LIHTC investments are recorded using the proportional amortization method.
(2)

Other CRA investments are recorded using either the cost method or the equity method. Aggregate assets are included in either other assets or bank loans – net on the condensed consolidated balance sheets.

The Company’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the three months ended March 31, 2016 and 2015, the Company did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

-  37  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

6.Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31,	December 31,
	2016	2015
Interest-bearing deposits:
Deposits swept from brokerage accounts	$113,898	$108,137
Checking	13,201	12,822
Savings and other	7,980	7,896
Total interest-bearing deposits	135,079	128,855
Non-interest-bearing deposits	610	647
Total bank deposits	$135,689	$129,502

7.Borrowings

Long-term debt, including unamortized debt discounts and premiums, and debt issuance costs, where applicable, consists of the following:

	March 31,	December 31,
	2016	2015
Senior Notes (1)	$2,554	$2,553
Senior Medium-Term Notes, Series A (1)	249	249
Finance lease obligation	74	75
Total long-term debt	$2,877	$2,877

(1)

Balances as of December 31, 2015 have been recast as a result of the adoption of ASU 2015-03, to present debt issuance costs of $13 million as a direct deduction from the carrying amount of the associated debt liability, consistent with the recording of debt discounts.

Annual maturities on long-term debt outstanding at March 31, 2016 are as follows:

2016	$6
2017	258
2018	908
2019	8
2020	709
Thereafter	1,016
Total maturities	2,905
Unamortized discount, net	(15)
Debt issuance costs	(13)
Total long-term debt	$2,877

Short-term borrowings: Schwab Bank maintains a secured credit facility with the Federal Home Loan Bank of San Francisco. At March 31, 2016, $500 million was outstanding under this facility with an additional $8.8 billion available based on the loans currently pledged there. No funds were drawn under this facility as of December 31, 2015. Amounts outstanding under this facility are included in short-term borrowings on the condensed consolidated balance sheets.

CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at March 31, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC had $300 million of

-  38  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Commercial Paper Notes outstanding as of March 31, 2016. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2015. Amounts outstanding are included in short-term borrowings on the condensed consolidated balance sheets.

8.Commitments and Contingencies

Guarantees and indemnifications: The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At March 31, 2016, the aggregate face amount of these LOCs totaled $295 million. There were no funds drawn under any of these LOCs at March 31, 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

injunctive relief, costs and attorneys’ fees. Plaintiff’s federal securities law claim and certain of plaintiff’s state law claims were dismissed. On August 8, 2011, the court dismissed plaintiff’s remaining claims with prejudice. Plaintiff appealed to the Ninth Circuit, which issued a ruling on March 9, 2015 reversing the district court’s dismissal of the case and remanding the case for further proceedings. Plaintiff filed a fourth amended complaint on June 25, 2015, and in decisions issued October 6, 2015 and February 23, 2016, the court dismissed all claims with prejudice. Plaintiff has appealed to the Ninth Circuit, where the case is again pending.

Regulatory Matters: On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of the firm’s close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Following trial, in a decision issued June 7, 2013, the judge held that the firm had violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered the firm and the customer to pay disgorgement and penalties in an amount that would not be material. The Company continues to dispute the allegations and is appealing the decision.

9.Offsetting Assets and Liabilities

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At March 31, 2016 and December 31, 2015, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $8.4 billion and $8.2 billion, respectively. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.8 billion at March 31, 2016 and $1.9 billion at December 31, 2015. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $514 million at March 31, 2016 and $72 million at December 31, 2015. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

-  40  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at March 31, 2016 and December 31, 2015.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Condensed Consolidated
	Gross	Condensed	Condensed	Balance Sheets
	Assets/	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheets	Balance Sheets	Offsetting	Collateral		Amount
March 31, 2016
Assets:
Resale agreements (1)	$8,263	$-	$8,263	$-	$(8,263)	(2)	$-
Securities borrowed (3)	745	-	745	(510)	(235)		-
Total	$9,008	$-	$9,008	$(510)	$(8,498)		$-
Liabilities:
Securities loaned (4,5)	$2,211	$-	$2,211	$(510)	$(1,568)		$133
Total	$2,211	$-	$2,211	$(510)	$(1,568)		$133
December 31, 2015
Assets:
Resale agreements (1)	$8,088	$-	$8,088	$-	$(8,088)	(2)	$-
Securities borrowed (3)	198	-	198	(70)	(127)		1
Total	$8,286	$-	$8,286	$(70)	$(8,215)		$1
Liabilities:
Securities loaned (4,5)	$2,233	$-	$2,233	$(70)	$(1,990)		$173
Total	$2,233	$-	$2,233	$(70)	$(1,990)		$173

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.
(2)	Actual collateral was greater than or equal to 102% of the related assets.
(3)	Included in receivables from brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(4)	Included in payables to brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(5)	Securities loaned are predominantly comprised of equity securities with overnight and continuous remaining contractual maturities.

10.Fair Values of Assets and Liabilities

Assets and liabilities measured at fair value on a recurring basis

The Company’s assets and liabilities measured at fair value on a recurring basis include certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value.

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

•

Receivables from/payables to brokerage clients — net are short-term in nature, recorded at contractual amounts and historically have been settled at those values. Accordingly, the carrying values of these financial instruments approximate their fair values.

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

•

Bank deposits have no stated maturity and are recorded at the amount payable on demand as of the balance sheet date. The Company considers the carrying values of these deposits to approximate their fair values.

•

Financial instruments included in accrued expenses and other liabilities consist of drafts payable and certain amounts due under contractual obligations, including unfunded LIHTC commitments. These instruments are short-term in nature and accordingly are recorded at amounts that approximate fair value.

•

Short-term borrowings consist of commercial paper and funds drawn on Schwab Bank’s secured credit facility with the Federal Home Loan Bank of San Francisco. Due to the short-term nature of these borrowings, carrying value approximates fair value.

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

For a description of the fair value hierarchy, see “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes in these policies and methodologies during the first three months of 2016. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the three months ended March 31, 2016, or the year ended December 31, 2015. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2016 or December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
March 31, 2016	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,400	$-	$-	$1,400
Commercial paper	-	388	-	388
Total cash equivalents	1,400	388	-	1,788
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	3,201	-	3,201
U.S. Government securities	-	4,807	-	4,807
Total investments segregated and on deposit for
regulatory purposes	-	8,008	-	8,008
Other securities owned:
Schwab Funds® money market funds	205	-	-	205
Equity and bond mutual funds	209	-	-	209
State and municipal debt obligations	-	41	-	41
Equity, U.S. Government and corporate debt, and
other securities	1	29	-	30
Total other securities owned	415	70	-	485
Securities available for sale:
U.S. agency mortgage-backed securities	-	27,240	-	27,240
Asset-backed securities	-	21,554	-	21,554
Corporate debt securities	-	10,785	-	10,785
U.S. Treasury securities	-	5,746	-	5,746
U.S. agency notes	-	3,376	-	3,376
Certificates of deposit	-	2,080	-	2,080
U.S. state and municipal securities	-	454	-	454
Non-agency commercial mortgage-backed securities	-	277	-	277
Other securities	-	4	-	4
Total securities available for sale	-	71,516	-	71,516
Total	$1,815	$79,982	$-	$81,797

-  43  -

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
March 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$8,669	$-	$8,669	$-	$8,669
Cash and investments segregated and
on deposit for regulatory purposes	12,246	-	12,246	-	12,246
Receivables from brokers, dealers, and
clearing organizations	1,105	-	1,105	-	1,105
Receivables from brokerage clients – net	15,958	-	15,958	-	15,958
Securities held to maturity:
U.S. agency mortgage-backed securities	51,833	-	53,104	-	53,104
Non-agency commercial mortgage-backed
securities	998	-	1,024	-	1,024
U.S. Treasury securities	223	-	230	-	230
Total securities held to maturity	53,054	-	54,358	-	54,358
Bank loans: (1)
Residential real estate mortgages	8,404	-	8,512	-	8,512
Home equity loans and lines of credit	2,653	-	2,788	-	2,788
Pledged asset lines	3,321	-	3,321	-	3,321
Other	72	-	72	-	72
Total bank loans	14,450	-	14,693	-	14,693
Other assets	189	-	189	-	189
Total	$105,671	$-	$107,218	$-	$107,218
Liabilities:
Bank deposits	$135,689	$-	$135,689	$-	$135,689
Payables to brokers, dealers, and clearing
organizations	2,848	-	2,848	-	2,848
Payables to brokerage clients	32,282	-	32,282	-	32,282
Accrued expenses and other liabilities	945	-	945	-	945
Short-term borrowings	800	-	800	-	800
Long-term debt	2,877	-	3,008	-	3,008
Total	$175,441	$-	$175,572	$-	$175,572

(1)	The carrying value of bank loans excludes the allowance for loan losses of $33 million at March 31, 2016.

-  45  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$9,650	$-	$9,650	$-	$9,650
Cash and investments segregated and
on deposit for regulatory purposes	11,647	-	11,647	-	11,647
Receivables from brokers, dealers, and
clearing organizations	582	-	582	-	582
Receivables from brokerage clients – net	17,310	-	17,310	-	17,310
Securities held to maturity:
U.S. agency mortgage-backed securities	48,785	-	48,883	-	48,883
Non-agency commercial mortgage-backed
securities	999	-	985	-	985
U.S. Treasury securities	223	-	220	-	220
Total securities held to maturity	50,007	-	50,088	-	50,088
Bank loans: (1)
Residential real estate mortgages	8,334	-	8,347	-	8,347
Home equity loans and lines of credit	2,735	-	2,857	-	2,857
Pledged asset lines	3,232	-	3,232	-	3,232
Other	64	-	64	-	64
Total bank loans	14,365	-	14,500	-	14,500
Other assets	184	-	184	-	184
Total	$103,745	$-	$103,961	$-	$103,961
Liabilities:
Bank deposits	$129,502	$-	$129,502	$-	$129,502
Payables to brokers, dealers, and clearing
organizations	2,588	-	2,588	-	2,588
Payables to brokerage clients	33,185	-	33,185	-	33,185
Accrued expenses and other liabilities	1,115	-	1,115	-	1,115
Long-term debt (2)	2,877	-	2,967	-	2,967
Total	$169,267	$-	$169,357	$-	$169,357

(1)	The carrying value of bank loans excludes the allowance for loan losses of $31 million at December 31, 2015.
(2)

The amounts as of December 31, 2015 have been recast as a result of the adoption of ASU 2015-03, to present debt issuance costs of $13 million as a direct deduction from the carrying amount of the associated debt liability, consistent with the recording of debt discounts.

11.Stockholders’ Equity

There have been no significant changes to the Company’s stockholders’ equity with the exception of the issuance disclosed below. The Company did not issue any shares of common stock during the three months ended March 31, 2016, or the year ended December 31, 2015.

On March 7, 2016, the Company issued and sold 30 million depositary shares, each representing a 1/40th ownership interest in a share of 5.95% non-cumulative perpetual preferred stock, Series D, $0.01 par value, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The Series D Preferred Stock has a fixed dividend rate of 5.95%.

-  46  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Including the Series D issuance discussed above, the Company’s preferred stock issued and outstanding is as follows:

	March 31, 2016				December 31, 2015
	Shares				Shares
	Issued and	Liquidation			Issued and	Liquidation
	Outstanding	Preference	Liquidation	Carrying	Outstanding	Preference	Liquidation	Carrying
	(In thousands)	Per Share	Preference	Value	(In thousands)	Per Share	Preference	Value
Series A	400	$1,000	$400	$397	400	$1,000	$400	$396
Series B	485	1,000	485	481	485	1,000	485	480
Series C	600	1,000	600	583	600	1,000	600	583
Series D	750	1,000	750	725	-	-	-	-
Total Preferred Stock	2,235		$2,235	$2,186	1,485		$1,485	$1,459

12.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended March 31,		2016			2015
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$21	$(8)	$13	$107	$(41)	$66
Other	1	-	1	-	-	-
Other comprehensive income (loss)	$22	$(8)	$14	$107	$(41)	$66

Accumulated other comprehensive income balances are as follows:

Total
Accumulated Other
Comprehensive Income
Balance at December 31, 2014	$165
Net unrealized gain on securities available for sale	66
Balance at March 31, 2015	$231

Balance at December 31, 2015	$(134)
Net unrealized gain on securities available for sale	13
Other	1
Balance at March 31, 2016	$(120)

-  47  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

13.Earnings Per Common Share

EPS is computed using the two-class method. Preferred stock dividends, and undistributed earnings and dividends allocated to participating securities are subtracted from net income in determining net income available to common stockholders. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares include, if dilutive, the effect of outstanding stock options and non-vested restricted stock awards and units. EPS under the basic and diluted computations is as follows:

	Three Months Ended
	March 31,
	2016	2015
Net income	$412	$302
Preferred stock dividends and other (1)	(20)	(11)
Net income available to common stockholders	$392	$291
Weighted-average common shares outstanding — basic	1,321	1,312
Common stock equivalent shares related to stock incentive plans	9	11
Weighted-average common shares outstanding — diluted (2)	1,330	1,323
Basic EPS	$.30	$.22
Diluted EPS	$.29	$.22

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 21 million and 17 million shares for the first quarters of 2016 and 2015, respectively.

14.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to examination, supervision, and regulation by the Federal Reserve. Schwab Bank is subject to examination, supervision, and regulation by the OCC, as its primary regulator, the FDIC, as its deposit insurer, and the CFPB, as its conduct regulator. CSC is required to serve as a source of strength for Schwab Bank. On January 1, 2015, CSC became subject to regulatory capital requirements adopted by the Federal Reserve.

Schwab Bank is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by Schwab Bank. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At March 31, 2016, both CSC and Schwab Bank met all of their respective capital requirements. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect CSC’s or Schwab Bank’s ability to meet future capital requirements.

-  48  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$11,204	18.3%	N/A		$2,761	4.5%
Tier 1 Risk-Based Capital	13,390	21.8%	N/A		3,682	6.0%
Total Risk-Based Capital	13,424	21.9%	N/A		4,909	8.0%
Tier 1 Leverage	13,390	7.3%	N/A		7,347	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$10,026	18.6%	$3,498	6.5%	$2,421	4.5%
Tier 1 Risk-Based Capital	10,026	18.6%	4,305	8.0%	3,229	6.0%
Total Risk-Based Capital	10,059	18.7%	5,381	10.0%	4,305	8.0%
Tier 1 Leverage	10,026	7.1%	7,108	5.0%	5,687	4.0%
December 31, 2015
CSC
Common Equity Tier 1 Risk-Based Capital	$10,851	18.2%	N/A		$2,681	4.5%
Tier 1 Risk-Based Capital	12,310	20.7%	N/A		3,575	6.0%
Total Risk-Based Capital	12,342	20.7%	N/A		4,766	8.0%
Tier 1 Leverage	12,310	7.1%	N/A		6,912	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$9,314	18.1%	$3,349	6.5%	$2,318	4.5%
Tier 1 Risk-Based Capital	9,314	18.1%	4,121	8.0%	3,091	6.0%
Total Risk-Based Capital	9,345	18.1%	5,152	10.0%	4,121	8.0%
Tier 1 Leverage	9,314	7.1%	6,594	5.0%	5,275	4.0%

N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2016, Schwab Bank is considered well capitalized (the highest category) under their respective regulatory capital rules. There are no conditions or events since March 31, 2016 that management believes have changed Schwab Bank’s capital category.

Beginning on January 1, 2016, CSC and Schwab Bank became subject to a new capital conservation buffer requirement of .625% of risk-weighted assets, increasing each year by .625% until fully implemented at 2.5% of risk-weighted assets in January 2019. Failure to maintain the capital conservation buffer would limit an entity’s ability to make capital distributions and discretionary bonus payments to executive officers. At March 31, 2016, both CSC and Schwab Bank exceeded the fully implemented capital conservation buffer requirement.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Net capital and net capital requirements for Schwab and optionsXpress, Inc. are as follows:

				Net Capital
		Minimum	2% of	in Excess of
		Net Capital	Aggregate	Required
March 31, 2016	Net Capital	Required	Debit Balances	Net Capital
Schwab	$1,884	$0.250	$339	$1,545
optionsXpress, Inc.	258	1	6	252
December 31, 2015
Schwab	$1,746	$0.250	$358	$1,388
optionsXpress, Inc.	244	1	7	237

15.Segment Information

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services (1)		Advisor Services (1)		Total
Three Months Ended March 31,	2016	2015	2016	2015	2016	2015
Net Revenues:
Asset management and administration fees	$472	$446	$227	$198	$699	$644
Net interest revenue	613	510	159	78	772	588
Trading revenue	143	148	89	79	232	227
Other	46	44	17	19	63	63
Provision for loan losses	(2)	4	-	-	(2)	4
Total net revenues	1,272	1,152	492	374	1,764	1,526
Expenses Excluding Interest	836	785	273	257	1,109	1,042
Income before taxes on income	$436	$367	$219	$117	$655	$484

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

-  50  -

THE CHARLES SCHWAB CORPORATION

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  51  -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) –  8. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first three months of 2016, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At March 31, 2016, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the first quarter of 2016. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2016:

	Total Number of	Average
	Shares Purchased	Price Paid
Month	(in thousands)	per Share
January:
Employee transactions (1)	7	$31.62
February:
Employee transactions (1)	6	$24.25
March:
Employee transactions (1)	235	$26.20
Total:
Employee transactions (1)	248	$26.30

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

-  52  -

THE CHARLES SCHWAB CORPORATION

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

3.18

Certificate of Designations of 5.95% Non-Cumulative Perpetual Preferred Stock, Series D, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 7, 2016 and incorporated herein by reference.

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

(2)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  53  -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 6, 2016	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Senior Executive Vice President and
Chief Financial Officer

-  54  -