Form 10-Q
period 2016-06-30
SCHWAB CHARLES CORP
filed 2016-08-05
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended June 30, 2016

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

 1,323,003,955 shares of $.01 par value Common Stock

Outstanding on July 27, 2016

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

Index

Part I – FINANCIAL INFORMATION

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

INTRODUCTION

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in wealth management, securities brokerage, banking, money management, custody, and financial advisory services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with over 330 domestic branch offices in 46 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds (ETFs), which are referred to as the Schwab ETFs™.

CSC and its subsidiaries (collectively, referred to as the Company) operate through two reportable segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services, retirement plan services, and other corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services as well as retirement business services.

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

•

management’s ability to adjust spending plans to maintain the balance between profitability and investing for growth (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”);

•

the expected impact of the final Department of Labor fiduciary rule, the final Federal Deposit Insurance Corporation (FDIC) assessment rule, and the proposed rule relating to a regulatory capital deduction for investments in unsecured debt issued by global systemically important banking organizations (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Current Regulatory Environment and Other Developments”);

•	sources of liquidity, capital, and level of dividends (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”);
•	the timing of bulk transfers (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”);
•	target capital ratios (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management – Regulatory Capital Requirements”);

-  1  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•

the likelihood of indemnification and guarantee payment obligations (see “Part I, Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Commitments and Contingencies – Guarantees and indemnifications”); and

•

the impact of legal proceedings and regulatory matters (see “Part I, Item 1. – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Commitments and Contingencies – Legal contingencies” and “Part II, Item 1. – Legal Proceedings”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;
•	changes in revenues and profit margin due to changes in interest rates;
•	the level of interest rates, including yields available on money market mutual fund eligible instruments;
•	the Company’s ability to attract and retain clients and registered investment advisors and grow those relationships and client assets;
•	client use of the Company’s investment advisory services and other products and services;
•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;
•	fluctuations in client asset values due to changes in equity valuations;
•	the performance or valuation of securities available for sale and securities held to maturity;
•	trading activity;
•	competitive pressures on rates and fees;
•	the Company’s ability to manage expenses;
•	the timing and impact of changes in the Company’s level of investments in land, leasehold improvements, information technology equipment and software;
•	the clarification and interpretation of certain provisions in the final Department of Labor rule concerning fiduciary standards;
•	the timing of when the FDIC’s Deposit Insurance Fund reserve ratio reaches a set threshold of insured deposits;
•	the adverse impact of financial reform legislation and related regulations;
•	the level of client assets, including cash balances;
•	the amount of loans to the Company’s brokerage and banking clients;
•	the level of the Company’s stock repurchase activity;
•	the availability and terms of external financing;
•	capital needs and management;
•	client sensitivity to interest rates;
•	timing, amount and impact of the migration of certain balances from brokerage accounts and sweep money market funds into Schwab Bank;
•	regulatory guidance;
•	potential breaches of contractual terms for which the Company has indemnification or guarantee obligations;
•	the effect of adverse developments in litigation or regulatory matters and the extent of any related charges; and
•	amounts recovered on insurance policies.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

GLOSSARY OF TERMS

Active brokerage accounts: Brokerage accounts with activity within the preceding eight months.

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

Cash and investments segregated and on deposit for regulatory purposes: Client cash or qualified securities balances not used for margin lending are segregated into investment accounts maintained for the exclusive benefit of clients, pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, by the Company’s broker-dealer subsidiaries.

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

Customer Protection Rule: Refers to Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank): Regulatory reform legislation signed into federal law in 2010 containing numerous provisions which expanded prudential regulation of large financial services companies.

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

Investment grade: Defined as a rating equivalent to a Moody’s Investors Service (Moody’s) rating of “Baa” or higher, or a Standard & Poor’s Ratings Group (Standard & Poor’s) or Fitch Ratings, Ltd (Fitch) rating of “BBB-” or higher.

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

Order flow revenue: Net compensation received from markets and firms to which Schwab and optionsXpress, Inc. send equity and options orders. Reflects rebates received for certain types of orders, minus fees paid for types of orders for which exchange fees or other charges apply.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management of the Company focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that net revenue growth, pre-tax profit margin, earnings per common share (EPS), and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Expenses excluding interest as a percentage of average client assets are considered by management to be a measure of operating efficiency. Results for the second quarters and first halves of 2016 and 2015 are:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2016	2015	Change	2016	2015	Change
Client Metrics:
Net new client assets (in billions)	$26.6	$37.0	(28)%	$58.6	$65.7	(11)%
Core net new client assets (in billions) (1)	$26.6	$37.0	(28)%	$58.6	$71.2	(18)%
Client assets (in billions, at quarter end)	$2,622.0	$2,543.3	3%
Average client assets (in billions)	$2,585.4	$2,576.2	-	$2,515.4	$2,542.3	(1)%
New brokerage accounts (in thousands)	271	280	(3)%	536	554	(3)%
Active brokerage accounts (in thousands,
at quarter end)	9,977	9,605	4%
Assets receiving ongoing advisory services
(in billions, at quarter end)	$1,315.5	$1,258.1	5%
Client cash as a percentage of client assets
(at quarter end)	12.6%	11.7%
Company Financial Metrics:
Net revenues	$1,828	$1,566	17%	$3,592	$3,092	16%
Expenses excluding interest	1,108	999	11%	2,217	2,041	9%
Income before taxes on income	720	567	27%	1,375	1,051	31%
Taxes on income	268	214	25%	511	396	29%
Net income	452	353	28%	864	655	32%
Preferred stock dividends and other	46	23	100%	66	34	94%
Net income available to common stockholders	$406	$330	23%	$798	$621	29%
Earnings per common share – diluted	$.30	$.25	20%	$.60	$.47	28%
Net revenue growth from prior year	17%	6%		16%	5%
Pre-tax profit margin	39.4%	36.2%		38.3%	34.0%
Return on average common stockholders’ equity	13%	12%		13%	11%
Expenses excluding interest as a percentage of
average client assets (annualized)	0.17%	0.16%		0.18%	0.16%

(1)

The six months ended June 30, 2015 excludes an inflow of $6.1 billion to reflect the final impact of the consolidation of the Company’s retirement plan recordkeeping platforms and an outflow of $11.6 billion relating to the Company’s planned resignation from an Advisor Services cash management relationship netting to an adjustment of ($5.5) billion.

During the second quarter of 2016, the Company continued to grow, steadily building clients and assets with a combination of financial products, service and value. The number of accounts enrolled in one of our retail advisory solutions reached 581,000, up 8%, through June 30, 2016, compared to the same period in 2015. At June 30, 2016, there were 10.0 million active brokerage accounts, 1.1 million banking accounts and 1.6 million retirement plan participants, up 4%, 6%, and 5%, respectively, from the same period in 2015.

Core net new assets were $26.6 billion and $58.6 billion, respectively, for the second quarter and first half of 2016, continuing a pattern of solid organic asset growth. Total client assets ended the second quarter of 2016 at $2.62 trillion, up 3% from the second quarter of 2015.

-  6  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues increased by 17% and 16% in the second quarter and first half of 2016 compared to the same periods in 2015, respectively, primarily due to a combination of sustained success in growing our client base and the effects of the Federal Reserve’s initial rate increase in December 2015.

On the expense side, spending increased 11% and 9% in the second quarter and first half of 2016 compared to the same periods in 2015, respectively, in keeping with expectations of reinvesting a portion of improved revenues to support growth. This approach yielded a spread of 580 basis points between the pace of growth in net revenue and expense growth during the second quarter of 2016.

The pre-tax profit margin for the second quarter and first half of 2016 was 39.4% and 38.3%, respectively, compared to 36.2% and 34.0% for the same periods in 2015. Net income grew by 28% and 32%, respectively, for the second quarter and first half 2016 compared to the same periods in 2015.

At the end of the second quarter of 2016, market concerns regarding economic growth, interest rates and equity valuations escalated. While many of the concerns have abated somewhat, the Company recognizes the importance of remaining flexible in order to make the most of the environment as it evolves. The Company’s management is experienced in monitoring conditions and adjusting spending plans as necessary to maintain a balance between near-term profitability and investing for long-term growth.

Current Regulatory Environment and Other Developments

In May 2016, the Federal Reserve, the OCC and the FDIC jointly issued a notice of proposed rulemaking that would impose a minimum net stable funding ratio (NSFR) on certain banking organizations, including CSC. The NSFR is intended to measure an organization’s “available” amount of stable funding relative to its “required” amount of stable funding over a one-year time horizon. The effective date of the rule would be January 1, 2018. The comment period for the proposed rule ends on August 5, 2016 and the impact to the Company cannot be assessed until the final rule is released.

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

In March 2016, the FDIC issued a final rule that will impose a surcharge on insured depository institutions with total consolidated assets of $10 billion or more in order to increase the reserve ratio of the FDIC’s Deposit Insurance Fund (DIF). Based on expected reductions in the Company’s regular FDIC insurance assessments combined with the surcharge, the Company anticipates that its overall FDIC assessment, relative to its regular assessment base, will increase by a net of approximately 2 to 2.5 basis points annually, beginning in the third quarter of 2016 and likely running through the end of 2018.

In December 2015, the OCC issued proposed guidelines to establish standards for recovery planning by national banks and federal savings banks with total consolidated assets of $50 billion or more. The proposed guidelines would require each bank to develop and maintain a recovery plan that sets forth the bank’s plan for how it will remain a going concern when it is experiencing considerable financial or operational stress. The comment period for the proposed guidelines ended on February 16, 2016 and the guidelines are subject to further modification. The Company will continue to evaluate the impact of the proposed guidelines.

In October 2015, the Federal Reserve issued a notice of proposed rulemaking that would require certain financial institutions that are subject to the Federal Reserve’s capital rules to apply a regulatory capital deduction treatment to their investments in unsecured debt issued by U.S. bank holding companies identified as global systemically important banking organizations. The comment period for the rule proposal ended on February 19, 2016 and the rule proposal is subject to further modification. The proposed effective date of the rule would be January 1, 2019. The Company continues to monitor developments in order to assess the impact of the proposed rule, but does not expect it to have a material impact on the Company’s business, financial condition and results of operations.

-  7  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2016 compared to the same periods in 2015.

Net Revenues

Three Months Ended June 30,		2016		2015
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds and ETF service fees (1)	23%	$461	25%	$375	24%
Advice solutions	(1)%	226	12%	228	15%
Other (1)	4%	70	4%	67	4%
Asset management and administration fees	13%	757	41%	670	43%
Net interest revenue
Interest revenue	30%	840	46%	645	41%
Interest expense	27%	(42)	(2)%	(33)	(2)%
Net interest revenue	30%	798	44%	612	39%
Trading revenue
Commissions	(1)%	190	10%	191	12%
Principal transactions	(8)%	11	1%	12	1%
Trading revenue	(1)%	201	11%	203	13%
Other	(11)%	70	4%	79	5%
Provision for loan losses	-	2	-	2	-
Total net revenues	17%	$1,828	100%	$1,566	100%

Six Months Ended June 30,		2016		2015
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds and ETF service fees (1)	20%	$876	24%	$733	24%
Advice solutions	(2)%	441	12%	448	14%
Other (1)	5%	139	4%	133	4%
Asset management and administration fees	11%	1,456	40%	1,314	42%
Net interest revenue
Interest revenue	31%	1,650	46%	1,262	41%
Interest expense	29%	(80)	(2)%	(62)	(2)%
Net interest revenue	31%	1,570	44%	1,200	39%
Trading revenue
Commissions	(1)%	405	11%	409	13%
Principal transactions	33%	28	1%	21	1%
Trading revenue	1%	433	12%	430	14%
Other	(6)%	133	4%	142	5%
Provision for loan losses	(100)%	-	-	6	-
Total net revenues	16%	$3,592	100%	$3,092	100%

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

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource®:

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds and ETFs		OneSource®
Three Months Ended June 30,	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$167,427	$162,473	$104,953	$95,161	$203,759	$237,317
Net inflows (outflows)	(6,495)	(6,906)	3,572	3,498	(4,437)	(6,282)
Net market gains (losses) and other	19	10	2,197	(260)	4,030	212
Balance at end of period	$160,951	$155,577	$110,722	$98,399	$203,352	$231,247

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds and ETFs		OneSource®
Six Months Ended June 30,	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$166,148	$167,909	$102,112	$88,450	$207,654	$234,381
Net inflows (outflows)	(5,243)	(12,506)	5,654	8,296	(9,179)	(8,875)
Net market gains (losses) and other	46	174	2,956	1,653	4,877	5,741
Balance at end of period	$160,951	$155,577	$110,722	$98,399	$203,352	$231,247

-  9  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2016			2015
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$163,929	$239	0.59%	$157,418	$230	0.59%
Fee waivers		(55)			(168)
Schwab money market funds	163,929	184	0.45%	157,418	62	0.16%
Schwab equity and bond funds and ETFs	112,814	52	0.19%	103,986	56	0.22%
Mutual Fund OneSource®	201,034	169	0.34%	235,433	199	0.34%
Other third-party mutual funds and ETFs (1)	252,405	56	0.09%	257,516	58	0.09%
Total mutual funds and ETFs (2)	$730,182	461	0.25%	$754,353	375	0.20%
Advice solutions (2):
Fee-based	$175,973	226	0.52%	$174,657	228	0.52%
Intelligent Portfolios	6,620	-	-	2,159	-	-
Legacy Non-Fee	17,015	-	-	16,783	-	-
Total advice solutions	$199,608	226	0.46%	$193,599	228	0.47%
Other balance-based fees (3)	338,529	58	0.07%	327,569	57	0.07%
Other (4)		12			10
Total asset management and administration fees		$757			$670

Six Months Ended June 30,	2016			2015
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$166,184	$485	0.59%	$161,411	$469	0.59%
Fee waivers		(152)			(353)
Schwab money market funds	166,184	333	0.40%	161,411	116	0.14%
Schwab equity and bond funds and ETFs	108,103	103	0.19%	100,556	108	0.22%
Mutual Fund OneSource®	197,839	333	0.34%	234,342	395	0.34%
Other third-party mutual funds and ETFs (1)	244,820	107	0.09%	253,031	114	0.09%
Total mutual funds and ETFs (2)	$716,946	876	0.25%	$749,340	733	0.20%
Advice solutions (2):
Fee-based	$171,146	441	0.52%	$172,405	448	0.52%
Intelligent Portfolios	5,868	-	-	1,725	-	-
Legacy Non-Fee	16,712	-	-	16,815	-	-
Total advice solutions	$193,726	441	0.46%	$190,945	448	0.47%
Other balance-based fees (3)	328,278	114	0.07%	320,699	112	0.07%
Other (4)		25			21
Total asset management and administration fees		$1,456			$1,314

Note: Certain changes have been made to the above categorizations. Prior period information has been recast to reflect these changes.

(1)	Includes Schwab ETF OneSource™.
(2)	Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(3)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(4)	Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $87 million, or 13%, and $142 million, or 11%, in the second quarter and first half of 2016 compared to the same periods in 2015. The increase in mutual fund and ETF service fees is primarily due to higher net yields on money market fund assets, partially offset by a reduction in average client assets in Mutual Fund OneSource.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended June 30,	2016			2015
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$10,888	$14	0.52%	$8,540	$6	0.28%
Cash and investments segregated	19,155	22	0.46%	18,265	7	0.15%
Broker-related receivables (1)	685	-	0.20%	261	-	0.02%
Receivables from brokerage clients	15,027	124	3.32%	15,105	125	3.32%
Securities available for sale (2)	71,431	211	1.19%	61,194	153	1.00%
Securities held to maturity	53,404	335	2.52%	36,458	227	2.50%
Bank loans	14,569	98	2.71%	13,866	91	2.63%
Total interest-earning assets	185,159	804	1.75%	153,689	609	1.59%
Other interest revenue		36			36
Total interest-earning assets	$185,159	$840	1.82%	$153,689	$645	1.68%
Funding sources:
Bank deposits	$136,009	$8	0.02%	$110,159	$6	0.02%
Payables to brokerage clients (1)	25,302	1	0.01%	25,138	-	0.01%
Short-term borrowings (1,4)	2,038	2	0.39%	24	-	0.15%
Long-term debt (5)	2,876	26	3.64%	2,889	24	3.33%
Total interest-bearing liabilities (5)	166,225	37	0.09%	138,210	30	0.09%
Non-interest-bearing funding sources (4)	18,934			15,479
Other interest expense (3)		5			3
Total funding sources	$185,159	$42	0.09%	$153,689	$33	0.08%
Net interest revenue		$798	1.73%		$612	1.60%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.
(4)	Certain prior period amounts have been reclassified to conform to the 2016 presentation.
(5)

Adjusted for the retrospective adoption of Accounting Standards Update (ASU) 2015-03. See “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 2. New Accounting Standards” for additional information.

-  12  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2016			2015
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$10,820	$27	0.50%	$8,959	$11	0.25%
Cash and investments segregated	19,710	41	0.42%	18,884	13	0.14%
Broker-related receivables (1)	535	-	0.15%	271	-	0.06%
Receivables from brokerage clients	14,959	249	3.35%	14,763	244	3.33%
Securities available for sale (2)	69,797	409	1.18%	59,315	295	1.00%
Securities held to maturity	51,830	657	2.55%	35,673	445	2.52%
Bank loans	14,487	197	2.73%	13,701	181	2.66%
Total interest-earning assets	182,138	1,580	1.74%	151,566	1,189	1.58%
Other interest revenue		70			73
Total interest-earning assets	$182,138	$1,650	1.82%	$151,566	$1,262	1.68%
Funding sources:
Bank deposits	$133,814	$16	0.02%	$108,008	$14	0.03%
Payables to brokerage clients	26,015	1	0.01%	25,602	1	0.01%
Short-term borrowings (1,4)	1,029	2	0.39%	16	-	0.15%
Long-term debt (5)	2,877	52	3.63%	2,517	43	3.45%
Total interest-bearing liabilities (5)	163,735	71	0.09%	136,143	58	0.09%
Non-interest-bearing funding sources (4)	18,403			15,423
Other interest expense (3)		9			4
Total funding sources	$182,138	$80	0.09%	$151,566	$62	0.08%
Net interest revenue		$1,570	1.73%		$1,200	1.60%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes the impact of capitalizing interest on building construction and software development.
(4)	Certain prior period amounts have been reclassified to conform to the 2016 presentation.
(5)	Adjusted for the retrospective adoption of ASU 2015-03. See “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 2. New Accounting Standards” for additional information.

Net interest revenue increased $186 million, or 30%, and $370 million, or 31% in the second quarter and first half of 2016 compared to the same periods in 2015, primarily due to higher average balances of held to maturity and available for sale securities, and higher average interest rates on securities available for sale and cash and investments segregated. The growth in average balances in bank deposits resulted from an increase in amounts swept to Schwab Bank of uninvested cash balances in certain client brokerage accounts. Starting in June 2016, the Schwab Bank sweep feature became the default investment option for uninvested cash balances within all new brokerage accounts.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents trading revenue and the related drivers:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2016	2015	Change	2016	2015	Change
Daily average revenue trades (in thousands)	279	267	4%	303	290	4%
Clients’ daily average trades (in thousands)	518	494	5%	566	537	5%
Number of trading days	64.0	63.0	2%	125.0	124.0	1%
Average revenue per revenue trade	$11.27	$11.97	(6)%	$11.36	$11.97	(5)%
Trading revenue	$201	$203	(1)%	$433	$430	1%

Other Revenue

Other revenue includes order flow revenue, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, and other service fees.

Other revenue decreased by $9 million, or 11%, and $9 million, or 6%, in the second quarter and first half of 2016 compared to the same periods in 2015, respectively, primarily due to higher litigation proceeds in the second quarter of 2015 relating to the Company’s non-agency residential mortgage-backed securities portfolio, partially offset by higher gains on sales of securities available for sale.

Order flow revenue was $25 million and $52 million during the second quarters and first halves of both 2016 and 2015, respectively.

Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2016	2015	Change	2016	2015	Change
Compensation and benefits	$602	$540	11%	$1,228	$1,121	10%
Professional services	125	112	12%	241	226	7%
Occupancy and equipment	101	85	19%	199	168	18%
Advertising and market development	70	62	13%	140	131	7%
Communications	62	59	5%	122	117	4%
Depreciation and amortization	57	55	4%	113	109	4%
Other	91	86	6%	174	169	3%
Total expenses excluding interest	$1,108	$999	11%	$2,217	$2,041	9%
Expenses as a percentage of total net revenues:
Compensation and benefits	33%	34%		34%	36%
Advertising and market development	4%	4%		4%	4%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2016	2015	Change	2016	2015	Change
Salaries and wages	$339	$313	8%	$675	$630	7%
Incentive compensation	166	144	15%	339	301	13%
Employee benefits and other	97	83	17%	214	190	13%
Total compensation and benefits expense	$602	$540	11%	$1,228	$1,121	10%
Full-time equivalent employees (in thousands)
At quarter end	16.1	15.0	7%
Average	15.9	15.0	6%	15.7	14.9	5%

Salaries and wages increased in the second quarter and first half of 2016 compared to the same periods in 2015 primarily due to higher employee headcount to support the growth in the business and annual salary increases.

Incentive compensation increased in the second quarter and first half of 2016 compared to the same periods in 2015 primarily due to higher discretionary bonus expenses, long-term incentive plan costs, and field incentive plan costs relating to increased net client asset flows. The increase in incentive compensation in the first half of 2016 was also due to higher stock compensation expense.

Employee benefits and other expenses increased in the second quarter and first half of 2016 compared to the same periods in 2015 due to increases in healthcare costs and higher employee headcount.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the second quarter and first half of 2016 compared to the same periods in 2015, primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants as the Company continued to invest in the business.

Occupancy and equipment expense increased in the second quarter and first half of 2016 compared to the same periods in 2015, primarily due to an increase in software maintenance expense relating to the Company’s information technology systems and increases in property taxes and rent attributable to the changes in the Company’s geographic footprint.

Advertising and market development expense increased in the second quarter and first half of 2016 compared to the same periods in 2015, primarily due to an increase in media advertising.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.2% and 37.7% for the second quarters and first halves of 2016 and 2015, respectively. The effective income tax rate decreases in the second quarter and first half of 2016 from the same periods in the prior year were primarily due to increases in tax exempt income from U.S. state and municipal securities.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services (1)			Advisor Services (1)			Total
	Percent			Percent			Percent
Three Months Ended June 30,	Change	2016	2015	Change	2016	2015	Change	2016	2015
Net Revenues:
Asset management and
administration fees	11%	$514	$465	19%	$243	$205	13%	$757	$670
Net interest revenue	20%	628	524	93%	170	88	30%	798	612
Trading revenue	(3)%	129	133	3%	72	70	(1)%	201	203
Other	(11)%	51	57	(14)%	19	22	(11)%	70	79
Provision for loan losses	-	2	2	-	-	-	-	2	2
Total net revenues	12%	1,324	1,181	31%	504	385	17%	1,828	1,566
Expenses Excluding Interest	10%	834	760	15%	274	239	11%	1,108	999
Income before taxes on income	16%	$490	$421	58%	$230	$146	27%	$720	$567

	Investor Services (1)			Advisor Services (1)			Total
	Percent			Percent			Percent
Six Months Ended June 30,	Change	2016	2015	Change	2016	2015	Change	2016	2015
Net Revenues:
Asset management and
administration fees	8%	$986	$911	17%	$470	$403	11%	$1,456	$1,314
Net interest revenue	20%	1,241	1,034	98%	329	166	31%	1,570	1,200
Trading revenue	(3)%	272	280	7%	161	150	1%	433	430
Other	(4)%	97	101	(12)%	36	41	(6)%	133	142
Provision for loan losses	(100)%	-	6	-	-	-	(100)%	-	6
Total net revenues	11%	2,596	2,332	31%	996	760	16%	3,592	3,092
Expenses Excluding Interest	8%	1,671	1,546	10%	546	495	9%	2,217	2,041
Income before taxes on income	18%	$925	$786	70%	$450	$265	31%	$1,375	$1,051

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

Investor Services

Net revenues increased by $143 million, or 12%, and $264 million, or 11%, in the second quarter and first half of 2016 compared to the same periods in 2015 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets, and higher interest rates on securities available for sale and cash and investments segregated.  Asset management and administration fees increased primarily due to higher net yields on money market fund assets, partially offset by a reduction in client assets in Mutual Fund OneSource®.

Expenses excluding interest increased by $74 million, or 10%,  and $125 million, or 8%, in the second quarter and first half of 2016 compared to the same periods in 2015, primarily due to increases in compensation and benefits and occupancy and equipment expenses. Compensation and benefits expenses are higher as a result of higher headcount in client-facing positions and higher incentive compensation associated with growth in net client asset flows.

-  16  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Net revenues increased by $119 million, or 31%,  and $236 million, or 31%, in the second quarter and first half of 2016 compared to the same periods in 2015 primarily due to increases in net interest revenue, asset management and administration fees and trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets. This growth was bolstered by the decision to migrate more uninvested client cash balances in the segment to the Schwab Bank sweep feature. Net interest revenue also improved due to higher interest rates on securities available for sale and cash and investments segregated. Asset management and administration fees increased primarily due to higher net yields on money market fund assets. Trading revenue increased due to higher daily average revenue trades, partially offset by lower commissions per revenue trade.

Expenses excluding interest increased by $35 million, or 15%,  and $51 million, or 10%, in the second quarter and first half of 2016 compared to the same periods in 2015, primarily due to increases in compensation and benefits and occupancy and equipment expenses.

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

Among other items, the Company monitors the following information in evaluating the First Mortgage and HELOC portfolios and in the determination of an appropriate allowance for loan losses:

	First
June 30, 2016	Mortgages	HELOCs
Percentage of loans to borrowers with updated FICO scores <620	1%	1%
Weighted-average origination FICO scores	771	769
Weighted-average updated FICO scores	774	770
Weighted-average origination LTV ratios	58%	58%
Weighted-average current LTV ratios	47%	49%

A portion of the Company’s HELOC portfolio is secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. At June 30, 2016, $2.0 billion, or 79%, of the HELOC portfolio was in a second lien position. In addition to the credit monitoring activities described above, the Company also monitors credit risk on second lien HELOC loans by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2016, approximately 30% of the HELOC borrowers that had a balance only paid the minimum amount of interest due.

The following table presents certain of the Company’s bank loan quality metrics as a percentage of total outstanding bank loans:

	June 30,	December 31,
	2016	2015
Loan delinquencies (1)	0.23%	0.25%
Nonaccrual loans (2)	0.18%	0.19%
Allowance for loan losses	0.21%	0.22%

(1)	Loan delinquencies include loans that are 30 days or more past due.
(2)	Nonaccrual loans include loans past due more than 90 days and other nonaccrual loans.

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

The Company has exposure to credit risk associated with its available for sale and securities held to maturity securities which include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, certificates of deposit, U.S. state and municipal securities, and commercial paper.

At June 30, 2016, all securities in the available for sale and held to maturity portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

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

The fair value of the Company’s investments in mortgage-backed securities totaled $88.3 billion at June 30, 2016. Of these, $87.1 billion were issued by U.S. agencies and $1.2 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in asset-backed securities totaled $21.8 billion at June 30, 2016. The Company holds $10.6 billion floating rate Federal Family Education Loan Program Asset-Backed Securities (FFELP ABS). Two Nationally Recognized Statistical Rating Organizations have placed a portion of FFELP ABS on review for downgrade. Both agencies have indicated that some classes could be downgraded below investment grade due to the risk that some remainder of the securities could be outstanding after their legal final maturity dates. The timing of FFELP ABS principal payment is inherently uncertain given the variety of payment options available to student loan borrowers. Loans collateralizing these securities continue to be covered by a guarantee from the Department of Education of at least 97% of principal and interest. The Company holds only senior class notes that have additional credit enhancement of 3% or more that, together with the Department of Education guarantee, provide 100% or more credit enhancement. The Company has an independent credit assessment function and it does not rely on rating agencies. The Company does not consider these securities to be impaired because it expects full payment of principal and interest. Therefore, the Company continues to assign them the highest internal credit rating.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $11.0 billion at June 30, 2016, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company’s bank loans include $7.6 billion of adjustable rate First Mortgage loans at June 30, 2016. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 38% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 55% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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

June 30, 2016	Balance
Converted to amortizing loan by period end	$482
Within 1 year	139
> 1 year – 3 years	950
> 3 years – 5 years	258
> 5 years	753
Total	$2,582

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $7.4 billion at June 30, 2016.

Foreign Holdings

At June 30, 2016, the Company had exposure to non-sovereign financial and non-financial institutions in foreign countries of $6.8 billion, with the fair value of the top three exposures being to issuers and counterparties domiciled in Sweden at $1.4 billion, Canada at $1.4 billion and Australia at $1.3 billion. The Company has no direct exposure to sovereign foreign governments. The Company does not have unfunded commitments to counterparties in foreign countries, nor does it have exposure as a result of credit default protection purchased or sold separately as of June 30, 2016. In addition to the direct holdings in foreign companies, the Company has indirect exposure to foreign countries through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from brokerage clearing activities. At June 30, 2016, the Company had $162 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in foreign countries. Additionally, at June 30, 2016, the Company had outstanding margin loans to foreign residents of $434 million, which are fully collateralized.

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

Beginning on January 1, 2016, the Company became subject to the modified liquidity coverage ratio (LCR) rule which, when fully phased in, will require CSC to hold high-quality liquid assets equal to at least 70% of projected net cash outflows over a 30-day period, as defined by the rule. At June 30, 2016, the Company was in compliance with the fully phased-in modified LCR rule. For additional information on the LCR rule, see “Item 1 – Business – Regulation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s primary source of funds is cash generated by client activity: bank deposits and cash balances in brokerage client accounts. Bank deposits swept from brokerage accounts were $116.0 billion at June 30, 2016 compared to $108.1 billion at December 31, 2015. These funds were used to invest in interest earning assets, thereby funding a significant portion of the 8% growth in the Company’s balance sheet.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, the Company has sources of external funding. CSC maintains a $750 million committed, unsecured credit facility with a group of banks that is scheduled to expire in June 2017.  This facility replaced a similar facility that expired in June 2016, and both facilities  were unused during the first half of 2016. The funds under this facility are available for general corporate purposes. The financial covenants require Schwab to maintain a minimum net capital ratio, Schwab Bank to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI.  At June 30, 2016, the minimum level of stockholders’ equity required under this facility was $9.7 billion (CSC’s stockholders’ equity, excluding AOCI, at June 30, 2016 was $15.0 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC and Schwab also have access to uncommitted, unsecured bank credit lines with several banks. The need for short-term borrowings from these sources arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. These lines were not used by CSC during the first half of 2016. Schwab used such borrowings for one day during the first half of 2016 for $15 million, and there were no borrowings outstanding under these lines at June 30, 2016.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, the broker-dealer subsidiaries have unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $310 million at June 30, 2016. There were no funds drawn under any of these LOCs during the first half of 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The collateral requirements were satisfied by providing cash as collateral.

Schwab Bank has access to short-term secured funding through the Federal Reserve’s discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures on a periodic basis. At June 30, 2016, $1.8 billion was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2016.

Schwab Bank also maintains a secured credit facility with the Federal Home Loan Bank of San Francisco. Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures on a periodic basis. At June 30, 2016, $5.0 billion was outstanding under this facility with an additional $3.9 billion available based on the loans currently pledged there. This funding source is being used to temporarily support recent investment purchases until later in 2016 when management expects to complete planned bulk transfers of uninvested client brokerage cash to Schwab Bank.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at June 30, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC had no Commercial Paper Notes outstanding as of June 30, 2016.

CSC had long-term debt of $2.9 billion  at  June 30, 2016 and December 31, 2015, bearing a weighted-average interest rate of 3.38%. CSC has a universal automatic shelf registration statement on file with the Securities and Exchange Commission (SEC) which enables it to issue debt, equity, and other securities.

-  21  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following are details of CSC’s long-term debt:

	Par		Weighted Average		Standard
June 30, 2016	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$2,581	2018 – 2026	3.03% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

On March 7, 2016, CSC completed an equity offering of 30 million depositary shares, each representing a 1/40th ownership interest in a share of 5.95% non-cumulative perpetual preferred stock (Series D Preferred Stock). The net proceeds from the sale were $725 million. CSC’s preferred stock is rated Baa2 by Moody’s, BBB by Standard & Poor’s, and BB+ by Fitch.

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

Internal guidelines are set, for both the Company and its regulated subsidiaries, to ensure capital levels are in line with the Company’s strategy and regulatory requirements, and capital forecasts are reviewed monthly at Capital Planning and Asset-Liability Management and Pricing Committee meetings. A number of early warning indicators are monitored to help identify potential problems that could impact capital. In addition, the Company monitors its subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries is transferred to CSC in the form of dividends and returns of capital. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans (in a form approved as regulatory capital by regulators) for Schwab. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions must take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

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

Schwab Bank is subject to capital requirements set by the OCC that are substantially similar to those imposed on CSC by the Federal Reserve. Schwab Bank’s failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least  6.25%. Based on its regulatory capital ratios at June 30, 2016, Schwab Bank is considered well capitalized.

The following table details CSC’s and Schwab Bank’s capital ratios:

June 30, 2016	CSC	Schwab Bank
Total stockholders’ equity	$14,990	$10,546
Less:
Preferred Stock	2,189	-
Common Equity Tier 1 Capital before regulatory adjustments	$12,801	$10,546
Less:
Goodwill, net of associated deferred tax liabilities	$1,180	$11
Other intangible assets, net of associated deferred tax liabilities	56	-
Deferred tax assets, net of valuation allowances and deferred tax liabilities	1	-
AOCI adjustment (1)	(17)	(29)
Common Equity Tier 1 Capital	$11,581	$10,564
Tier 1 Capital	$13,770	$10,564
Total Capital	13,802	10,595
Risk-Weighted Assets	64,615	55,963
Common Equity Tier 1 Capital/Risk-Weighted Assets	17.9%	18.9%
Tier 1 Capital/Risk-Weighted Assets	21.3%	18.9%
Total Capital/Risk-Weighted Assets	21.4%	18.9%
Tier 1 Leverage Ratio	7.2%	7.1%

(1)	CSC and Schwab Bank have elected to opt-out of the requirement to include most components of AOCI in CET1 Capital.

Schwab Bank is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, Schwab Bank is required to provide notice to, and may be required to obtain approval from, the OCC and the Federal Reserve to declare dividends to CSC.

The Company’s broker-dealer subsidiaries (Schwab and optionsXpress, Inc.) are subject to regulatory requirements of the Uniform Net Capital Rule. The rule is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to their parent company and employees, and from repaying subordinated borrowings from CSC if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. As such, the broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. At June 30, 2016, Schwab and optionsXpress, Inc. met and exceeded their net capital requirements.

In addition to the capital requirements above, the Company’s subsidiaries are subject to various regulatory requirements that are intended to ensure financial soundness and liquidity. See “Item 1 – Condensed Consolidated Balance Sheets and Notes to Condensed Consolidated Financial Statements (Unaudited) – 14. Regulatory Requirements” for additional information on the components of stockholders’ equity and information on the capital requirements of each of the subsidiaries.

-  23  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On April 21, 2016, the Board of Directors of the Company declared a one cent, or 17%, increase in the quarterly cash dividend to $0.07 per common share. The following table details the CSC cash dividends paid and per share amounts for the first halves of 2016 and 2015:

Six Months Ended June 30,	2016		2015
		Per Share		Per Share
	Cash Paid	Amount	Cash Paid	Amount
Common Stock	$173	$0.13	$159	$0.12
Series A Preferred Stock	14	35.00	14	35.00
Series B Preferred Stock	15	30.00	15	30.00
Series C Preferred Stock	18	30.00	-	-
Series D Preferred Stock (1)	10	13.89	-	-

(1)	Series D Preferred Stock was issued on March 7, 2016.

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

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to these critical accounting estimates during the first half of 2016.

-  24  -

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate Asset-Liability Management and Pricing Committee. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first half of 2016 or year ended December 31, 2015.

-  25  -

THE CHARLES SCHWAB CORPORATION

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning June 30, 2016 and December 31, 2015 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period.

	June 30,	December 31,
	2016	2015
Increase of 100 basis points	9.1%	8.2%
Decrease of 100 basis points	(10.7)%	(9.5)%

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first half of 2016 remained at low levels despite the increase in federal funds target range to .25% to .50% as directed by the Federal Open Markets Committee in December 2015. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

-  26  -

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Revenues
Asset management and administration fees (1)	$757	$670	$1,456	$1,314
Interest revenue	840	645	1,650	1,262
Interest expense	(42)	(33)	(80)	(62)
Net interest revenue	798	612	1,570	1,200
Trading revenue	201	203	433	430
Other	70	79	133	142
Provision for loan losses	2	2	-	6
Total net revenues	1,828	1,566	3,592	3,092
Expenses Excluding Interest
Compensation and benefits	602	540	1,228	1,121
Professional services	125	112	241	226
Occupancy and equipment	101	85	199	168
Advertising and market development	70	62	140	131
Communications	62	59	122	117
Depreciation and amortization	57	55	113	109
Other	91	86	174	169
Total expenses excluding interest	1,108	999	2,217	2,041
Income before taxes on income	720	567	1,375	1,051
Taxes on income	268	214	511	396
Net Income	452	353	864	655
Preferred stock dividends and other (2)	46	23	66	34
Net Income Available to Common Stockholders	$406	$330	$798	$621
Weighted-Average Common Shares Outstanding:
Basic	1,322	1,314	1,322	1,313
Diluted	1,333	1,326	1,331	1,325
Earnings Per Common Share:
Basic	$.31	$.25	$.60	$.47
Diluted	$.30	$.25	$.60	$.47
Dividends Declared Per Common Share	$.07	$.06	.13	.12

(1)

Includes fee waivers of $55 and $168 during the second quarters of 2016 and 2015, respectively and $152 and $353 during the first halves of 2016 and 2015, respectively, relating to Schwab-sponsored money market funds.

(2)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

-  27  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$452	$353	$864	$655
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	168	(91)	189	16
Other reclassifications included in other revenue	(3)	-	(3)	-
Other	-	-	1	-
Other comprehensive income (loss), before tax	165	(91)	187	16
Income tax effect	(62)	34	(70)	(7)
Other comprehensive income (loss), net of tax	103	(57)	117	9
Comprehensive Income	$555	$296	$981	$664

See Notes to Condensed Consolidated Financial Statements.

-  28  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015 (1)
Assets
Cash and cash equivalents	$12,976	$11,978
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $7,270 at June 30, 2016 and $8,088
at December 31, 2015)	18,593	19,598
Receivables from brokers, dealers, and clearing organizations	1,008	582
Receivables from brokerage clients — net	16,822	17,313
Other securities owned — at fair value	525	533
Securities available for sale	74,228	65,646
Securities held to maturity (fair value — $57,195 at June 30, 2016 and
$50,088 at December 31, 2015)	55,307	50,007
Bank loans — net	14,670	14,334
Equipment, office facilities, and property — net	1,242	1,145
Goodwill	1,227	1,227
Intangible assets — net	163	181
Other assets	1,291	1,161
Total assets	$198,052	$183,705
Liabilities and Stockholders’ Equity
Bank deposits	$137,295	$129,502
Payables to brokers, dealers, and clearing organizations	3,392	2,588
Payables to brokerage clients	32,679	33,185
Accrued expenses and other liabilities	1,820	2,151
Short-term borrowings	5,000	-
Long-term debt	2,876	2,877
Total liabilities	183,062	170,303
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,235 at June 30, 2016 and $1,485 at December 31, 2015	2,189	1,459
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,223	4,152
Retained earnings	11,882	11,253
Treasury stock, at cost — 164,670,326 shares at June 30, 2016 and
167,205,881 shares at December 31, 2015	(3,302)	(3,343)
Accumulated other comprehensive income	(17)	(134)
Total stockholders’ equity	14,990	13,402
Total liabilities and stockholders’ equity	$198,052	$183,705

(1)	Adjusted for the retrospective adoption of ASU 2015-03. See “Notes – 2. New Accounting Standards” for additional information.

See Notes to Condensed Consolidated Financial Statements.

-  29  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$864	$655
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	-	(6)
Stock-based compensation	75	69
Depreciation and amortization	113	109
Premium amortization, net, on securities available for sale and securities held to maturity	107	77
Other	17	3
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	1,005	2,897
Receivables from brokers, dealers, and clearing organizations	(431)	(445)
Receivables from brokerage clients	486	(954)
Other securities owned	8	(95)
Other assets	(37)	(33)
Payables to brokers, dealers, and clearing organizations	153	269
Payables to brokerage clients	(506)	(2,825)
Accrued expenses and other liabilities	(331)	(458)
Net cash provided by (used for) operating activities	1,523	(737)
Cash Flows from Investing Activities
Purchases of securities available for sale	(16,598)	(12,423)
Proceeds from sales of securities available for sale	4,074	594
Principal payments on securities available for sale	4,763	3,404
Purchases of securities held to maturity	(7,582)	(5,070)
Principal payments on securities held to maturity	2,198	1,688
Net increase in bank loans	(362)	(632)
Purchases of equipment, office facilities, and property	(195)	(125)
Other investing activities	(132)	(4)
Net cash used for investing activities	(13,834)	(12,568)
Cash Flows from Financing Activities
Net change in bank deposits	7,793	10,096
Proceeds from short-term borrowings	5,000	-
Issuance of long-term debt	-	998
Repayment of long-term debt	(3)	(4)
Net proceeds from preferred stock offering	725	-
Dividends paid	(230)	(188)
Proceeds from stock options exercised and other	19	50
Other financing activities	5	7
Net cash provided by financing activities	13,309	10,959
Increase (Decrease) in Cash and Cash Equivalents	998	(2,346)
Cash and Cash Equivalents at Beginning of Period	11,978	11,363
Cash and Cash Equivalents at End of Period	$12,976	$9,017
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$74	$53
Income taxes	$505	$386
Non-cash investing activity:
Securities purchased during the period but settled after period end	$651	$245

See Notes to Condensed Consolidated Financial Statements.

-  30  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

1.Introduction and Basis of Presentation

CSC is a savings and loan holding company engaged, through its subsidiaries, in wealth management, securities brokerage, banking, money management, custody, and financial advisory services. Schwab is a securities broker-dealer with over 330  domestic branch offices in 46 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Schwab Bank, a federal savings bank, and CSIM, the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFs™.

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

The Company’s significant accounting policies are included in “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to these accounting policies during the first half of 2016.

Principles of Consolidation

The Company evaluates for consolidation all entities in which it has financial interests, except for money market funds which are specifically excluded from consolidation guidance. For an entity subject to consolidation, the Company evaluates whether the Company’s interest in the entity constitutes a controlling financial interest under either the variable interest entity (VIE) model or a voting interest entity (VOE) model. Based upon the Company’s assessments, the Company is not deemed to have a controlling financial interest in and, therefore, is not required to consolidate any VIEs. See “Notes – 5. Variable Interest Entities” for further information about VIEs. The Company consolidates all VOEs in which it has majority voting interests.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were presented as a separate asset on the balance sheet. The guidance in ASU 2015-03 has been applied on a retrospective basis which requires the adjustment of all prior period consolidated balance sheets. The effect of the adoption on the Company’s December 31, 2015 consolidated balance sheet was to decrease other assets and total assets by $13 million and to decrease long-term debt and total liabilities by $13 million. A similar amount was also reclassified in the prior year. The Company considers the reclassifications immaterial.

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

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting (Topic 718)” which amends certain aspects of how an entity accounts for share-based payments to employees. The new guidance requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled, rather than recording such effects in additional paid-in capital. Entities will also be permitted to elect to account for forfeitures of share-based payments as they occur or continue with current practice which requires estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. ASU 2016-09 will become effective January 1, 2017, with early adoption permitted. The change in recognition of income tax effects of share-based awards will be applied prospectively. If an entity elects to account for forfeitures of share-based payments as they occur, such change will be applied using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

-  32  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which provides new guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and held to maturity debt securities. The new guidance will require estimating expected credit losses (ECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions and reasonable forecasts. The initial estimate of and the subsequent changes in ECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. The new guidance also amends the OTTI model for available for sale debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. ASU 2016-13 will become effective January 1, 2020, with early adoption permitted as of January 1, 2019. The new guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for available for sale debt securities for which an OTTI had been recognized before the effective date. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

-  33  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$30,942	$251	$60	$31,133
Asset-backed securities	22,117	11	372	21,756
Corporate debt securities	10,095	60	8	10,147
U.S. Treasury securities	4,966	52	-	5,018
U.S. agency notes	2,972	1	-	2,973
Certificates of deposit	2,180	1	3	2,178
U.S. state and municipal securities	613	38	-	651
Commercial paper	213	-	-	213
Non-agency commercial mortgage-backed securities	158	1	-	159
Total securities available for sale	$74,256	$415	$443	$74,228
Securities held to maturity:
U.S. agency mortgage-backed securities	$54,087	$1,829	$-	$55,916
Non-agency commercial mortgage-backed securities	998	46	-	1,044
U.S. Treasury securities	222	13	-	235
Total securities held to maturity	$55,307	$1,888	$-	$57,195

December 31, 2015
Securities available for sale:
U.S. agency mortgage-backed securities	$22,014	$183	$48	$22,149
Asset-backed securities	21,784	7	306	21,485
Corporate debt securities	10,764	14	31	10,747
U.S. Treasury securities	5,719	2	17	5,704
U.S. agency notes	3,177	-	27	3,150
Certificates of deposit	1,685	1	3	1,683
U.S. state and municipal securities	414	10	-	424
Non-agency commercial mortgage-backed securities	298	1	-	299
Other securities	5	-	-	5
Total securities available for sale	$65,860	$218	$432	$65,646
Securities held to maturity:
U.S. agency mortgage-backed securities	$48,785	$391	$293	$48,883
Non-agency commercial mortgage-backed securities	999	6	20	985
U.S. Treasury securities	223	-	3	220
Total securities held to maturity	$50,007	$397	$316	$50,088

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $170 million at June 30, 2016.

-  34  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$8,613	$52	$1,420	$8	$10,033	$60
Asset-backed securities	10,733	261	3,789	111	14,522	372
Corporate debt securities	1,452	3	1,471	5	2,923	8
Certificates of deposit	843	3	299	-	1,142	3
Total securities with unrealized losses (1)	$21,641	$319	$6,979	$124	$28,620	$443

December 31, 2015
Securities available for sale:
U.S. agency mortgage-backed securities	$8,541	$47	$813	$1	$9,354	$48
Asset-backed securities	17,127	240	2,743	66	19,870	306
Corporate debt securities	5,433	25	942	6	6,375	31
U.S. Treasury securities	5,010	17	-	-	5,010	17
U.S. agency notes	1,281	10	1,547	17	2,828	27
Certificates of deposit	773	2	599	1	1,372	3
Total	$38,165	$341	$6,644	$91	$44,809	$432
Securities held to maturity:
U.S. agency mortgage-backed securities	$24,219	$253	$1,842	$40	$26,061	$293
Non-agency commercial mortgage-backed
securities	729	20	-	-	729	20
U.S. Treasury securities	220	3	-	-	220	3
Total	$25,168	$276	$1,842	$40	$27,010	$316
Total securities with unrealized losses (2)	$63,333	$617	$8,486	$131	$71,819	$748

(1)	The number of investment positions with unrealized losses totaled 322 for securities available for sale.
(2)	The number of investment positions with unrealized losses totaled 409 for securities available for sale and 286 for securities held to maturity.

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis as described in “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

-  35  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity are as follows:

		After 1 year	After 5 years
	Within	through	through	After
June 30, 2016	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$3	$3,072	$15,661	$12,397	$31,133
Asset-backed securities	-	8,787	4,176	8,793	21,756
Corporate debt securities	2,601	7,546	-	-	10,147
U.S. Treasury securities	-	4,809	209	-	5,018
U.S. agency notes	-	2,973	-	-	2,973
Certificates of deposit	786	1,392	-	-	2,178
U.S. state and municipal securities	-	-	29	622	651
Commercial paper	213	-	-	-	213
Non-agency commercial mortgage-backed
securities	-	-	-	159	159
Total fair value	$3,603	$28,579	$20,075	$21,971	$74,228
Total amortized cost	$3,596	$28,417	$20,106	$22,137	$74,256
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$3,399	$21,564	$30,953	$55,916
Non-agency commercial mortgage-backed
securities (1)	-	-	378	666	1,044
U.S. Treasury securities	-	-	235	-	235
Total fair value	$-	$3,399	$22,177	$31,619	$57,195
Total amortized cost	$-	$3,232	$21,116	$30,959	$55,307

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of securities available for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Proceeds	$3,774	$444	$4,074	$594
Gross realized gains	3	1	3	1
Gross realized losses	-	1	-	1

-  36  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

4.Bank Loans and Related Allowance for Loan Losses

The composition of bank loans and delinquency analysis by loan segment is as follows:

				>90 days past	Total past due		Allowance	Total
		30-59 days	60-89 days	due and other	and other	Total	for loan	bank
June 30, 2016	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans	losses	loans - net
Residential real estate mortgages	$8,472	$13	$1	$16	$30	$8,502	$20	$8,482
Home equity loans and lines of credit	2,564	5	1	12	18	2,582	10	2,572
Pledged asset lines	3,530	-	1	-	1	3,531	-	3,531
Other	86	-	-	-	-	86	1	85
Total bank loans	$14,652	$18	$3	$28	$49	$14,701	$31	$14,670

December 31, 2015
Residential real estate mortgages	$8,304	$11	$1	$18	$30	$8,334	$20	$8,314
Home equity loans and lines of credit	2,720	4	1	10	15	2,735	11	2,724
Pledged asset lines	3,228	3	1	-	4	3,232	-	3,232
Other	64	-	-	-	-	64	-	64
Total bank loans	$14,316	$18	$3	$28	$49	$14,365	$31	$14,334

First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $79 million and $80 million at June 30, 2016 and December 31, 2015, respectively. The Company had commitments to extend credit related to unused HELOCs, PALs, and other lines of credit, which totaled $7.8 billion and $7.4 billion at June 30, 2016 and December 31, 2015, respectively. The Company had commitments to purchase First Mortgage loans of $569 million and $260 million at June 30, 2016 and December 31, 2015, respectively. All PALs were fully collateralized by securities with fair values in excess of borrowings at June 30, 2016 and December 31, 2015.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $691 million and $542 million during the second quarters of 2016 and 2015, respectively, and $1.2 billion and $982 million during the first halves of 2016 and 2015, respectively. Schwab purchased HELOCs with commitments of $112 million and $165 million during the second quarters of 2016 and 2015, respectively, and $222 million and $282 million during the first halves of 2016 and 2015, respectively.

-  37  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	June 30, 2016				June 30, 2015
	Residential	Home equity			Residential	Home equity
	real estate	loans and			real estate	loans and
	mortgages	lines of credit	Other	Total	mortgages	lines of credit	Total
Balance at beginning of period	$21	$11	$1	$33	$26	$12	$38
Charge-offs	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	1	1
Provision for loan losses	(1)	(1)	-	(2)	(3)	1	(2)
Balance at end of period	$20	$10	$1	$31	$23	$13	$36

Six Months Ended	June 30, 2016				June 30, 2015
	Residential	Home equity			Residential	Home equity
	real estate	loans and			real estate	loans and
	mortgages	lines of credit	Other	Total	mortgages	lines of credit	Total
Balance at beginning of period	$20	$11	$-	$31	$29	$13	$42
Charge-offs	(1)	-	-	(1)	-	(2)	(2)
Recoveries	1	-	-	1	-	2	2
Provision for loan losses	-	(1)	1	-	(6)	-	(6)
Balance at end of period	$20	$10	$1	$31	$23	$13	$36

Substantially all of the bank loans were collectively evaluated for impairment at June 30, 2016 and December 31, 2015. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2016 or December 31, 2015. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $35 million and $36 million at June 30, 2016 and December 31, 2015, respectively. Impaired assets, which include nonaccrual loans, other real estate owned and troubled debt restructurings, totaled $48 million and $50 million at June 30, 2016 and December 31, 2015, respectively. Troubled debt restructurings were not material at June 30, 2016 or December 31, 2015.

In addition to monitoring delinquency, the Company monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower Origination FICO, Updated FICO, Origination LTV, and Estimated Current LTV. Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in June 2016. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

As of June 30, 2016 and December 31, 2015, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

-  38  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

		Weighted		Percent of
		Average	Utilization	Loans on
June 30, 2016	Balance	Updated FICO	Rate(1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,740	776	N/A	0.03%
>70% – <90%	703	766	N/A	0.23%
>90% – <100%	35	743	N/A	1.40%
>100%	24	708	N/A	12.44%
Total	$8,502	774	N/A	0.08%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,187	773	36%	0.13%
>70% – <90%	318	759	49%	0.30%
>90% – <100%	44	753	57%	1.01%
>100%	33	738	68%	2.01%
Total	$2,582	770	38%	0.19%
Pledged asset lines:
Weighted-Average LTV
=70%	$3,531	762	48%	-

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
June 30, 2016	mortgages	lines of credit
Year of origination
Pre-2012	$1,171	$1,875
2012	1,385	114
2013	2,126	212
2014	874	174
2015	1,744	159
2016	1,202	48
Total	$8,502	$2,582
Origination FICO
<620	$9	$1
620 – 679	84	14
680 – 739	1,391	470
>740	7,018	2,097
Total	$8,502	$2,582
Origination LTV
<70%	$6,178	$1,771
>70% – <90%	2,312	796
>90% – <100%	12	15
Total	$8,502	$2,582

-  39  -

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

5.Variable Interest Entities

A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates all entities in which it has a financial interest to determine if the entity is a VIE and if so, whether the Company is the primary beneficiary. See the “Principles of Consolidation” section of “Notes – 1. Introduction and Basis of Presentation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for discussion of the Company’s evaluations of VIEs and whether it is

-  40  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

deemed to be the primary beneficiary of any VIEs in which it holds an interest. The Company was not the primary beneficiary of, and therefore, not required to consolidate any VIEs at June 30, 2016 and December 31, 2015.

Community Reinvestment Act investments

Schwab Bank is subject to the Community Reinvestment Act (CRA). The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate income neighborhoods, consistent with safe and sound banking operations. As part of Schwab Bank’s community reinvestment initiatives, Schwab Bank invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. Schwab Bank receives tax credits and other tax benefits for these investments. Schwab Bank’s Low-Income Housing Tax Credit (LIHTC) investments are accounted for using the proportional amortization method. Amortization, tax credits, and other tax benefits recognized in relation to LIHTC investments are included in taxes on income on the condensed consolidated statements of income. As of June 30, 2016 and December 31, 2015, the majority of the Company’s VIEs related to Schwab Bank’s LIHTC investments.

The carrying value of the LIHTC investments was $138 million and $104 million as of June 30, 2016 and December 31, 2015, respectively, which is included in other assets on the condensed consolidated balance sheets. Schwab Bank recorded liabilities of $106 million and $84 million for unfunded commitments related to LIHTC investments at June 30, 2016 and December 31, 2015, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions and Schwab Bank expects to pay substantially all of these commitments between 2016 and 2019.

Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which the Company holds a variable interest, but as to which the Company has concluded it is not the primary beneficiary, are summarized in the table below:

	June 30, 2016			December 31, 2015
			Maximum			Maximum
	Aggregate	Aggregate	exposure	Aggregate	Aggregate	exposure
	assets	liabilities	to loss	assets	liabilities	to loss
LIHTC investments (1)	$138	$106	$138	$104	$84	$104
Other CRA investments (2)	57	-	65	57	-	66
Total	$195	$106	$203	$161	$84	$170

(1)	LIHTC investments are recorded using the proportional amortization method.
(2)

Other CRA investments are recorded using either the cost method or the equity method. Aggregate assets are included in either other assets or bank loans – net on the condensed consolidated balance sheets.

The Company’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the six months ended June 30, 2016 and 2015, the Company did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

-  41  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

6.Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30,	December 31,
	2016	2015
Interest-bearing deposits:
Deposits swept from brokerage accounts	$116,024	$108,137
Checking	12,685	12,822
Savings and other	8,052	7,896
Total interest-bearing deposits	136,761	128,855
Non-interest-bearing deposits	534	647
Total bank deposits	$137,295	$129,502

7.Borrowings

Long-term debt, including unamortized debt discounts and premiums, and debt issuance costs, where applicable, consists of the following:

	June 30,	December 31,
	2016	2015
Senior Notes (1)	$2,555	$2,553
Senior Medium-Term Notes (1)	249	249
Finance lease obligation	72	75
Total long-term debt	$2,876	$2,877

(1)

Balances as of December 31, 2015 have been recast as a result of the adoption of ASU 2015-03, to present debt issuance costs of $13 million as a direct deduction from the carrying amount of the associated debt liability, consistent with the recording of debt discounts.

Annual maturities on long-term debt outstanding at June 30, 2016 are as follows:

2016	$4
2017	258
2018	908
2019	8
2020	709
Thereafter	1,016
Total maturities	2,903
Unamortized discount, net	(15)
Debt issuance costs	(12)
Total long-term debt	$2,876

Short-term borrowings: Schwab Bank maintains a secured credit facility with the Federal Home Loan Bank of San Francisco. At June 30, 2016, $5.0 billion was outstanding under this facility with an additional $3.9 billion available based on the loans currently pledged there. As a condition of the borrowings, Schwab Bank purchased $118 million of FHLB stock, recorded at par, in the first half of 2016, with the investment recorded in other assets on the condensed consolidated balance sheets. No funds were drawn under this facility as of December 31, 2015. Amounts outstanding under this facility are included in short-term borrowings on the condensed consolidated balance sheets.

CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at June 30, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed

-  42  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC had no borrowings of Commercial Paper Notes outstanding at June 30, 2016 and December 31, 2015.

8.Commitments and Contingencies

Guarantees and indemnifications: The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At June 30, 2016, the aggregate face amount of these LOCs totaled $310 million. There were no funds drawn under any of these LOCs at June 30, 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

9.Offsetting Assets and Liabilities

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of 102% of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At June 30, 2016 and December 31, 2015, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $7.4 billion and $8.2 billion, respectively. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $2.1 billion at June 30, 2016 and $1.9 billion at December 31, 2015. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $442 million at June 30, 2016 and $72 million at December 31, 2015. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers. However, the Company does not net securities lending transactions and therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

-  44  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at June 30, 2016 and December 31, 2015.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Condensed Consolidated
	Gross	Condensed	Condensed	Balance Sheets
	Assets/	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheets	Balance Sheets	Offsetting	Collateral		Amount
June 30, 2016
Assets:
Resale agreements (1)	$7,270	$-	$7,270	$-	$(7,270)	(2)	$-
Securities borrowed (3)	643	-	643	(436)	(206)		1
Total	$7,913	$-	$7,913	$(436)	$(7,476)		$1
Liabilities:
Securities loaned (4,5)	$2,461	$-	$2,461	$(436)	$(1,890)		$135
Total	$2,461	$-	$2,461	$(436)	$(1,890)		$135
December 31, 2015
Assets:
Resale agreements (1)	$8,088	$-	$8,088	$-	$(8,088)	(2)	$-
Securities borrowed (3)	198	-	198	(70)	(127)		1
Total	$8,286	$-	$8,286	$(70)	$(8,215)		$1
Liabilities:
Securities loaned (4,5)	$2,233	$-	$2,233	$(70)	$(1,990)		$173
Total	$2,233	$-	$2,233	$(70)	$(1,990)		$173

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.
(2)	Actual collateral was greater than or equal to 102% of the related assets.
(3)	Included in receivables from brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(4)	Included in payables to brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(5)	Securities loaned are predominantly comprised of equity securities with overnight and continuous remaining contractual maturities.

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

•

Financial instruments included in accrued expenses and other liabilities consist of drafts payable and certain amounts due under contractual obligations, including unfunded LIHTC commitments. The carrying values of these instruments approximate their fair values.

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

For a description of the fair value hierarchy, see “Notes – 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes in these policies and methodologies during the first six months of 2016. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the six months ended June 30, 2016, or the year ended December 31, 2015. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2016 or December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$2,350	$-	$-	$2,350
Commercial paper	-	567	-	567
Total cash equivalents	2,350	567	-	2,917
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	3,151	-	3,151
U.S. Government securities	-	4,150	-	4,150
Total investments segregated and on deposit for
regulatory purposes	-	7,301	-	7,301
Other securities owned:
Schwab Funds® money market funds	162	-	-	162
Equity and bond mutual funds	241	10	-	251
State and municipal debt obligations	-	64	-	64
Equity, U.S. Government and corporate debt, and
other securities	2	46	-	48
Total other securities owned	405	120	-	525
Securities available for sale:
U.S. agency mortgage-backed securities	-	31,133	-	31,133
Asset-backed securities	-	21,756	-	21,756
Corporate debt securities	-	10,147	-	10,147
U.S. Treasury securities	-	5,018	-	5,018
U.S. agency notes	-	2,973	-	2,973
Certificates of deposit	-	2,178	-	2,178
U.S. state and municipal securities	-	651	-	651
Commercial paper	-	213	-	213
Non-agency commercial mortgage-backed securities	-	159	-	159
Total securities available for sale	-	74,228	-	74,228
Total	$2,755	$82,216	$-	$84,971

-  47  -

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
June 30, 2016	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$10,059	$-	$10,059	$-	$10,059
Cash and investments segregated and
on deposit for regulatory purposes	11,287	-	11,287	-	11,287
Receivables from brokers, dealers, and
clearing organizations	1,008	-	1,008	-	1,008
Receivables from brokerage clients – net	16,819	-	16,819	-	16,819
Securities held to maturity:
U.S. agency mortgage-backed securities	54,087	-	55,916	-	55,916
Non-agency commercial mortgage-backed
securities	998	-	1,044	-	1,044
U.S. Treasury securities	222	-	235	-	235
Total securities held to maturity	55,307	-	57,195	-	57,195
Bank loans: (1)
Residential real estate mortgages	8,502	-	8,632	-	8,632
Home equity loans and lines of credit	2,582	-	2,718	-	2,718
Pledged asset lines	3,531	-	3,531	-	3,531
Other	86	-	86	-	86
Total bank loans	14,701	-	14,967	-	14,967
Other assets	333	-	333	-	333
Total	$109,514	$-	$111,668	$-	$111,668
Liabilities:
Bank deposits	$137,295	$-	$137,295	$-	$137,295
Payables to brokers, dealers, and clearing
organizations	3,392	-	3,392	-	3,392
Payables to brokerage clients	32,679	-	32,679	-	32,679
Accrued expenses and other liabilities	835	-	835	-	835
Short-term borrowings	5,000	-	5,000	-	5,000
Long-term debt	2,876	-	3,033	-	3,033
Total	$182,077	$-	$182,234	$-	$182,234

(1)	The carrying value of bank loans excludes the allowance for loan losses of $31 million at June 30, 2016.

-  49  -

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

11.Stockholders’ Equity

There have been no significant changes to the Company’s stockholders’ equity with the exception of the issuance disclosed below. The Company did not issue any shares of common stock during the six months ended June 30, 2016, or the year ended December 31, 2015.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Including the Series D issuance discussed above, the Company’s preferred stock issued and outstanding is as follows:

	June 30, 2016				December 31, 2015
	Shares				Shares
	Issued and	Liquidation			Issued and	Liquidation
	Outstanding	Preference	Liquidation	Carrying	Outstanding	Preference	Liquidation	Carrying
	(In thousands)	Per Share	Preference	Value	(In thousands)	Per Share	Preference	Value
Series A	400	$1,000	$400	$397	400	$1,000	$400	$396
Series B	485	1,000	485	482	485	1,000	485	480
Series C	600	1,000	600	584	600	1,000	600	583
Series D	750	1,000	750	726	-	-	-	-
Total Preferred Stock	2,235		$2,235	$2,189	1,485		$1,485	$1,459

12.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended June 30,		2016			2015
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$168	$(63)	$105	$(91)	$34	$(57)
Other reclassifications included in
other revenue	(3)	1	(2)	-	-	-
Change in net unrealized gain (loss) on
securities available for sale	165	(62)	103	(91)	34	(57)
Other comprehensive income (loss)	$165	$(62)	$103	$(91)	$34	$(57)

Six Months Ended June 30,		2016			2015
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$189	$(71)	$118	$16	$(7)	$9
Other reclassifications included in
other revenue	(3)	1	(2)	-	-	-
Change in net unrealized gain (loss) on
securities available for sale	186	(70)	116	16	(7)	9
Other	1	-	1	-	-	-
Other comprehensive income (loss)	$187	$(70)	$117	$16	$(7)	$9

-  51  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Accumulated other comprehensive income balances are as follows:

Total
Accumulated Other
Comprehensive Income
Balance at December 31, 2014	$165
Net unrealized gain on securities available for sale	9
Balance at June 30, 2015	$174

Balance at December 31, 2015	$(134)
Net unrealized gain on securities available for sale	116
Other	1
Balance at June 30, 2016	$(17)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$452	$353	$864	$655
Preferred stock dividends and other (1)	(46)	(23)	(66)	(34)
Net income available to common stockholders	$406	$330	$798	$621
Weighted-average common shares outstanding — basic	1,322	1,314	1,322	1,313
Common stock equivalent shares related to stock incentive plans	11	12	9	12
Weighted-average common shares outstanding — diluted (2)	1,333	1,326	1,331	1,325
Basic EPS	$.31	$.25	$.60	$.47
Diluted EPS	$.30	$.25	$.60	$.47

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 19 million and 15 million shares for the second quarters of 2016 and 2015, respectively, and 22 million and 16 million shares for the first halves of 2016 and 2015, respectively.

14.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to examination, supervision, and regulation by the Federal Reserve. Schwab Bank is subject to examination, supervision, and regulation by the OCC, as its primary regulator, the FDIC, as its deposit insurer, and the CFPB. CSC is required to serve as a source of strength for Schwab Bank. On January 1, 2015, CSC became subject to regulatory capital requirements adopted by the Federal Reserve.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

asset purchases from CSC or its other subsidiaries by Schwab Bank. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At June 30, 2016, both CSC and Schwab Bank met all of their respective capital requirements. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect CSC’s or Schwab Bank’s ability to meet future capital requirements.

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$11,581	17.9%	N/A		$2,908	4.5%
Tier 1 Risk-Based Capital	13,770	21.3%	N/A		3,877	6.0%
Total Risk-Based Capital	13,802	21.4%	N/A		5,169	8.0%
Tier 1 Leverage	13,770	7.2%	N/A		7,620	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$10,564	18.9%	$3,638	6.5%	$2,518	4.5%
Tier 1 Risk-Based Capital	10,564	18.9%	4,477	8.0%	3,358	6.0%
Total Risk-Based Capital	10,595	18.9%	5,596	10.0%	4,477	8.0%
Tier 1 Leverage	10,564	7.1%	7,462	5.0%	5,970	4.0%
December 31, 2015
CSC
Common Equity Tier 1 Risk-Based Capital	$10,851	18.2%	N/A		$2,681	4.5%
Tier 1 Risk-Based Capital	12,310	20.7%	N/A		3,575	6.0%
Total Risk-Based Capital	12,342	20.7%	N/A		4,766	8.0%
Tier 1 Leverage	12,310	7.1%	N/A		6,912	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$9,314	18.1%	$3,349	6.5%	$2,318	4.5%
Tier 1 Risk-Based Capital	9,314	18.1%	4,121	8.0%	3,091	6.0%
Total Risk-Based Capital	9,345	18.1%	5,152	10.0%	4,121	8.0%
Tier 1 Leverage	9,314	7.1%	6,594	5.0%	5,275	4.0%

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2016, Schwab Bank is considered well capitalized (the highest category) under their respective regulatory capital rules. There are no conditions or events since June 30, 2016 that management believes have changed Schwab Bank’s capital category.

Beginning on January 1, 2016, CSC and Schwab Bank became subject to a new capital conservation buffer requirement of .625% of risk-weighted assets, increasing each year by .625% until fully implemented at 2.5% of risk-weighted assets in January 2019. The capital conservation buffer is in addition to the minimum risk-based capital requirements described above. Failure to maintain the capital conservation buffer would limit an entity’s ability to make capital distributions and discretionary bonus payments to executive officers. At June 30, 2016, both CSC’s and Schwab Bank’s capital levels exceeded the fully implemented capital conservation buffer requirement.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. are as follows:

				Net Capital
		Minimum	2% of	in Excess of
		Net Capital	Aggregate	Required
June 30, 2016	Net Capital	Required	Debit Balances	Net Capital
Schwab	$1,820	$0.250	$360	$1,460
optionsXpress, Inc.	260	1	7	253
December 31, 2015
Schwab	$1,746	$0.250	$358	$1,388
optionsXpress, Inc.	244	1	7	237

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services (1)		Advisor Services (1)		Total
Three Months Ended June 30,	2016	2015	2016	2015	2016	2015
Net Revenues:
Asset management and administration fees	$514	$465	$243	$205	$757	$670
Net interest revenue	628	524	170	88	798	612
Trading revenue	129	133	72	70	201	203
Other	51	57	19	22	70	79
Provision for loan losses	2	2	-	-	2	2
Total net revenues	1,324	1,181	504	385	1,828	1,566
Expenses Excluding Interest	834	760	274	239	1,108	999
Income before taxes on income	$490	$421	$230	$146	$720	$567

	Investor Services (1)		Advisor Services (1)		Total
Six Months Ended June 30,	2016	2015	2016	2015	2016	2015
Net Revenues:
Asset management and administration fees	$986	$911	$470	$403	$1,456	$1,314
Net interest revenue	1,241	1,034	329	166	1,570	1,200
Trading revenue	272	280	161	150	433	430
Other	97	101	36	41	133	142
Provision for loan losses	-	6	-	-	-	6
Total net revenues	2,596	2,332	996	760	3,592	3,092
Expenses Excluding Interest	1,671	1,546	546	495	2,217	2,041
Income before taxes on income	$925	$786	$450	$265	$1,375	$1,051

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

-  55  -

THE CHARLES SCHWAB CORPORATION

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  56  -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) –  8. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first half of 2016, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At June 30, 2016, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the second quarter of 2016. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2016:

	Total Number of	Average
	Shares Purchased	Price Paid
Month	(in thousands)	per Share
April:
Employee transactions (1)	8	$28.62
May:
Employee transactions (1)	8	$28.32
June:
Employee transactions (1)	5	$30.06
Total:
Employee transactions (1)	21	$28.85

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

THE CHARLES SCHWAB CORPORATION

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

-  58  -

THE CHARLES SCHWAB CORPORATION

Item 6.Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan.	(1)

10.368	Credit Agreement (364 – Day Commitment) dated as of June 3, 2016, between the Registrant and financial institutions therein (supersedes Exhibit 10.366).

12.1	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  59  -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 5, 2016	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Senior Executive Vice President and
Chief Financial Officer

-  60  -