Form 10-Q
period 2016-09-30
SCHWAB CHARLES CORP
filed 2016-11-07
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 2016

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

 1,325,672,135 shares of $.01 par value Common Stock

Outstanding on October 26, 2016

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

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

This quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the expected impact of the final Department of Labor fiduciary rule and the proposed rule relating to a regulatory capital deduction for investments in unsecured debt issued by global systemically important banking organizations (see “Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Current Regulatory Environment and Other Developments”);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	the clarification and interpretation of certain provisions in the final Department of Labor rule concerning fiduciary standards;
•	the adverse impact of financial reform legislation and related regulations;
•	general market conditions, including the level of interest rates, equity valuations and trading activity;
•	the Company’s ability to attract and retain clients and registered investment advisors and grow those relationships and client assets;
•	client use of the Company’s investment advisory services and other products and services;
•	the level of client assets, including cash balances;
•	competitive pressure on rates and fees;
•	client sensitivity to interest rates;
•	regulatory guidance;
•	timing, amount and impact of the migration of certain balances from brokerage accounts and sweep money market funds into Schwab Bank;
•	capital needs and management;
•	the availability and terms of external financing;
•	the company’s ability to manage expenses;
•	the failure of another member of a securities clearing house or exchange to satisfy its obligations for which the Company has a guarantee obligation; and
•	the effect of adverse developments in litigation or regulatory matters and the extent of any related charges.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the 2015 Form 10-K, and “Part II – Other Information – Item 1A – Risk Factors.”

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Operational risk: The risk, including litigation, of inadequate or failed internal processes, people, systems or from external events and relationships impacting the Company and/or any of its key business partners and third parties.

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

U.S. federal banking agencies: Refers to the Board of Governors of the Federal Reserve System (Federal Reserve), the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), and the Consumer Financial Protection Bureau (CFPB).

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management of the Company focuses on several client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that net revenue growth, pre-tax profit margin, earnings per common share (EPS), and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Expenses excluding interest as a percentage of average client assets are considered by management to be a measure of operating efficiency. Results for the third quarters and first nine months of 2016 and 2015 are:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2016	2015	Change	2016	2015	Change
Client Metrics:
Net new client assets (in billions)	$30.0	$30.8	(3)%	$88.6	$96.5	(8)%
Core net new client assets (in billions) (1)	$30.0	$30.8	(3)%	$88.6	$102.0	(13)%
Client assets (in billions, at quarter end)	$2,725.3	$2,415.9	13%
Average client assets (in billions)	$2,699.5	$2,513.5	7%	$2,576.8	$2,532.7	2%
New brokerage accounts (in thousands)	264	254	4%	800	808	(1)%
Active brokerage accounts (in thousands,
at quarter end)	10,046	9,691	4%
Assets receiving ongoing advisory services
(in billions, at quarter end)	$1,368.8	$1,204.8	14%
Client cash as a percentage of client assets
(at quarter end)	12.5%	12.9%
Company Financial Metrics:
Net revenues	$1,914	$1,597	20%	$5,506	$4,689	17%
Expenses excluding interest	1,120	1,014	10%	3,337	3,055	9%
Income before taxes on income	794	583	36%	2,169	1,634	33%
Taxes on income	291	207	41%	802	603	33%
Net income	503	376	34%	1,367	1,031	33%
Preferred stock dividends and other	33	11	200%	99	45	120%
Net income available to common stockholders	$470	$365	29%	$1,268	$986	29%
Earnings per common share – diluted	$.35	$.28	25%	$.95	$.74	28%
Net revenue growth from prior year	20%	3%		17%	4%
Pre-tax profit margin	41.5%	36.5%		39.4%	34.9%
Return on average common stockholders’ equity	14%	13%		13%	12%
Expenses excluding interest as a percentage of
average client assets (annualized)	0.17%	0.16%		0.17%	0.16%

(1)

The nine months ended September 30, 2015 excludes an inflow of $6.1 billion to reflect the final impact of the consolidation of the Company’s retirement plan recordkeeping platforms and an outflow of $11.6 billion relating to the Company’s planned resignation from an Advisor Services cash management relationship netting to an adjustment of ($5.5) billion.

During the third quarter of 2016, the Company’s range of full-service investment capabilities continued to attract a broad spectrum of investors. Core net new assets totaled $30.0 billion and $88.6 billion for the third quarter and nine months ended September 30, 2016, respectively, sustaining a 5% annualized organic growth rate over year-end 2015 client assets. The Company ended the quarter serving 10.0 million active brokerage accounts, 1.1 million banking accounts and 1.6 million retirement plan participants, up 4%, 6%, and 5%, respectively, from the same period in 2015. Total client assets reached $2.73 trillion at September 30, 2016, up 13% year-over-year, as investors continued to engage with the Company throughout the summer quarter. During the third quarter of 2016, the Company’s financial consultants held planning conversations with 34,000 clients, up 17% from the same quarter in 2015. For the nine months ended September 30, 2016, 101,000 clients have participated in such conversations, up 22% from September 30, 2015. Assets enrolled in some form of ongoing advisory service totaled $1.37 trillion at quarter-end, up 14% from a year ago.

-  6  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues increased 20% and 17% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 primarily due to growth in client assets and higher short-term interest rates.

Expenses increased 10% and 9% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 consistent with management’s expectations for spending to support current and future growth in the business.

The pre-tax profit margin for the third quarter and first nine months of 2016 was 41.5% and 39.4%, respectively, compared to 36.5% and 34.9% for the same periods in 2015. Net income grew by 34% and 33%, respectively, for the third quarter and first nine months 2016 compared to the same periods in 2015.

Subsequent Event

On October 31, 2016, the Company issued and sold 600,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed-to-floating rate non-cumulative perpetual preferred stock, Series E, $0.01 par value, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share) (Series E Preferred Stock). The Series E Preferred Stock has a fixed dividend rate of 4.625% through February 28, 2022, payable semi-annually, and thereafter at a floating rate of three-month LIBOR plus a fixed spread of 3.315%, payable quarterly. Net proceeds received from the sale were $591 million and are being used to support balance sheet growth, including the migration of certain client balances from sweep money market funds into Schwab Bank.

Current Regulatory Environment and Other Developments

In September 2016, the OCC issued final guidelines for recovery planning by national banks and federal savings banks with total consolidated assets of $50 billion or more. The guidelines establish enforceable standards requiring each bank to develop and maintain a recovery plan that describes how the bank will restore itself to financial health and viability in response to a wide range of external and internal financial and operational stress scenarios. The guidelines go into effect on January 1, 2017, and Schwab Bank will have until the end of 2017 to develop and prepare a recovery plan.

Effective July 1, 2016, the FDIC began imposing a surcharge on insured depository institutions with total consolidated assets of $10 billion or more at the same time that a scheduled reduction in the regular FDIC insurance assessment also went into effect. As a result, the Company is now subject to a 3 basis point regular assessment on its total assessment base (down from 5 basis points) and a new 4.5 basis point surcharge on the amount of its assessment base in excess of $10 billion. For the third quarter of 2016, the Company’s combined FDIC assessment rate, measured against its total assessment base, rose by a net of 2.2 basis points.

In May 2016, the Federal Reserve, the OCC and the FDIC jointly issued a notice of proposed rulemaking that would impose a minimum net stable funding ratio (NSFR) on certain banking organizations, including CSC. The NSFR is intended to measure an organization’s “available” amount of stable funding relative to its “required” amount of stable funding over a one-year time horizon. The effective date of the rule would be January 1, 2018. The comment period for the proposed rule ended on August 5, 2016 and the impact to the Company cannot be assessed until the final rule is released.

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

In October 2015, the Federal Reserve issued a notice of proposed rulemaking that, among other things, would require certain financial institutions that are subject to the Federal Reserve’s capital rules to apply a regulatory capital deduction treatment to their investments in unsecured debt issued by U.S. bank holding companies identified as global systemically important banking organizations. The comment period for the rule proposal ended on February 19, 2016 and the rule proposal is subject to further modification. The proposed effective date of the rule would be January 1, 2019. The Company continues to monitor developments in order to assess the impact of the proposed rule, but does not expect it to have a material impact on the Company’s business, financial condition and results of operations.

-  7  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Results of Operations

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2016 compared to the same periods in 2015.

Net Revenues

Three Months Ended September 30,		2016		2015
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds and ETF service fees (1)	32%	$486	25%	$369	23%
Advice solutions	5%	237	12%	225	14%
Other (1)	9%	75	5%	69	5%
Asset management and administration fees	20%	798	42%	663	42%
Net interest revenue
Interest revenue	33%	891	46%	669	42%
Interest expense	35%	(46)	(2)%	(34)	(2)%
Net interest revenue	33%	845	44%	635	40%
Trading revenue
Commissions	(15)%	181	10%	214	13%
Principal transactions	(36)%	9	-	14	1%
Trading revenue	(17)%	190	10%	228	14%
Other	15%	76	4%	66	4%
Provision for loan losses	-	5	-	5	-
Total net revenues	20%	$1,914	100%	$1,597	100%

Nine Months Ended September 30,		2016		2015
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual funds and ETF service fees (1)	24%	$1,362	25%	$1,102	24%
Advice solutions	1%	678	12%	673	14%
Other (1)	6%	214	4%	202	4%
Asset management and administration fees	14%	2,254	41%	1,977	42%
Net interest revenue
Interest revenue	32%	2,541	46%	1,931	41%
Interest expense	31%	(126)	(2)%	(96)	(2)%
Net interest revenue	32%	2,415	44%	1,835	39%
Trading revenue
Commissions	(6)%	586	10%	623	13%
Principal transactions	6%	37	1%	35	1%
Trading revenue	(5)%	623	11%	658	14%
Other	-	209	4%	208	5%
Provision for loan losses	(55)%	5	-	11	-
Total net revenues	17%	$5,506	100%	$4,689	100%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

Asset management and administration fees include mutual fund and ETF service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund and ETF service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. Asset management and administration fees do not include securities lending revenues earned by proprietary mutual funds and ETFs as those amounts, net of program fees, are credited to the fund shareholders.

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

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource®:

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds and ETFs		OneSource®
Three Months Ended September 30,	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$160,951	$155,577	$110,722	$98,399	$203,352	$231,247
Net inflows (outflows)	(725)	6,221	3,297	2,457	(5,453)	(6,289)
Net market gains (losses) and other	26	9	4,435	(7,391)	8,184	(14,213)
Balance at end of period	$160,252	$161,807	$118,454	$93,465	$206,083	$210,745

	Schwab Money		Schwab Equity and		Mutual Fund
	Market Funds		Bond Funds and ETFs		OneSource®
Nine Months Ended September 30,	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$166,148	$167,909	$102,112	$88,450	$207,654	$234,381
Net inflows (outflows)	(5,968)	(6,285)	8,951	10,753	(14,632)	(15,164)
Net market gains (losses) and other	72	183	7,391	(5,738)	13,061	(8,472)
Balance at end of period	$160,252	$161,807	$118,454	$93,465	$206,083	$210,745

-  9  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2016			2015
	Average			Average
	Client		Average	Client		Average
	Assets	Revenue	Fee	Assets	Revenue	Fee
Schwab money market funds before fee waivers	$161,904	$239	0.59%	$160,266	$237	0.59%
Fee waivers		(41)			(166)
Schwab money market funds	161,904	198	0.49%	160,266	71	0.18%
Schwab equity and bond funds and ETFs	121,378	57	0.19%	102,898	55	0.21%
Mutual Fund OneSource®	203,589	175	0.34%	220,419	187	0.34%
Other third-party mutual funds and ETFs (1)	263,995	56	0.08%	251,245	56	0.09%
Total mutual funds and ETFs (2)	$750,866	486	0.26%	$734,828	369	0.20%
Advice solutions (2):
Fee-based	$183,191	237	0.51%	$170,211	225	0.52%
Intelligent Portfolios	8,249	-	-	3,714	-	-
Legacy Non-Fee	17,232	-	-	16,372	-	-
Total advice solutions	$208,672	237	0.45%	$190,297	225	0.47%
Other balance-based fees (3)	350,117	62	0.07%	328,461	57	0.07%
Other (4)		13			12
Total asset management and administration fees		$798			$663

Nine Months Ended September 30,	2016			2015
	Average			Average
	Client		Average	Client		Average
	Assets	Revenue	Fee	Assets	Revenue	Fee
Schwab money market funds before fee waivers	$164,758	$724	0.59%	$161,029	$706	0.59%
Fee waivers		(193)			(519)
Schwab money market funds	164,758	531	0.43%	161,029	187	0.16%
Schwab equity and bond funds and ETFs	112,528	160	0.19%	101,337	163	0.22%
Mutual Fund OneSource®	199,758	508	0.34%	229,660	582	0.34%
Other third-party mutual funds and ETFs (1)	251,211	163	0.09%	252,423	170	0.09%
Total mutual funds and ETFs (2)	$728,255	1,362	0.25%	$744,449	1,102	0.20%
Advice solutions (2):
Fee-based	$175,210	678	0.52%	$171,516	673	0.52%
Intelligent Portfolios	6,662	-	-	2,578	-	-
Legacy Non-Fee	16,901	-	-	16,573	-	-
Total advice solutions	$198,773	678	0.46%	$190,667	673	0.47%
Other balance-based fees (3)	335,555	176	0.07%	323,087	169	0.07%
Other (4)		38			33
Total asset management and administration fees		$2,254			$1,977

Note: Certain changes have been made to the above categorizations. Prior period information has been recast to reflect these changes.

(1)	Includes Schwab ETF OneSource™.
(2)	Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(3)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(4)	Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $135 million, or 20%, and $277 million, or 14%, in the third quarter and first nine months of 2016 compared to the same periods in 2015. The increase is primarily due to higher net yields on money market fund assets as short-term interest rates have risen in 2016, partially offset by a reduction in average client assets in Mutual Fund OneSource.

-  10  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. The Company’s interest-earning assets are primarily funded through bank deposits and client brokerage account balances.

Interest-earning assets primarily include cash and cash equivalents, segregated cash and investments, margin loans included in receivables from brokerage clients, investment securities and bank loans on which the Company earns interest. Revenue on interest-earning assets is affected by various factors such as the distribution and composition of assets, prevailing interest rates when purchased, and changes in prepayment levels. Fees earned on securities borrowing and lending activities conducted by the Company’s broker-dealer subsidiaries on assets held in client brokerage accounts are included in other interest revenue and expense. The rates on the majority of the Company’s investment securities and loans re-price or reset based on short-term interest rates and the remainder is invested in fixed-rate loans and securities.

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

Non-interest-bearing funding sources include certain cash balances, stockholders’ equity and other miscellaneous assets and liabilities.

-  11  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended September 30,	2016			2015
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$12,875	$17	0.53%	$9,764	$6	0.24%
Cash and investments segregated	19,941	24	0.48%	18,061	8	0.18%
Broker-related receivables (1)	667	-	0.31%	312	-	0.09%
Receivables from brokerage clients	14,940	123	3.28%	15,594	130	3.31%
Securities available for sale (2)	74,064	227	1.22%	63,916	159	0.99%
Securities held to maturity	57,669	349	2.41%	38,533	241	2.48%
Bank loans	14,739	100	2.70%	14,137	93	2.61%
Total interest-earning assets	194,895	840	1.71%	160,317	637	1.58%
Other interest revenue		51			32
Total interest-earning assets	$194,895	$891	1.82%	$160,317	$669	1.66%
Funding sources:
Bank deposits	$143,578	$10	0.03%	$115,606	$8	0.03%
Payables to brokerage clients	26,204	1	0.01%	25,585	1	0.01%
Short-term borrowings (1,3)	2,952	4	0.54%	36	-	0.15%
Long-term debt (4)	2,876	26	3.60%	2,888	24	3.30%
Total interest-bearing liabilities (4)	175,610	41	0.09%	144,115	33	0.09%
Non-interest-bearing funding sources (3)	19,285			16,202
Other interest expense		5			1
Total funding sources	$194,895	$46	0.10%	$160,317	$34	0.09%
Net interest revenue		$845	1.72%		$635	1.57%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Certain prior period amounts have been reclassified to conform to the 2016 presentation.
(4)

Adjusted for the retrospective adoption of Accounting Standards Update (ASU) 2015-03. See “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 2. New Accounting Standards” for additional information.

-  12  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2016			2015
		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$11,510	$44	0.51%	$9,230	$17	0.25%
Cash and investments segregated	19,788	65	0.44%	18,607	21	0.15%
Broker-related receivables (1)	579	-	0.21%	285	-	0.07%
Receivables from brokerage clients	14,952	372	3.32%	15,043	374	3.32%
Securities available for sale (2)	71,230	636	1.19%	60,866	454	1.00%
Securities held to maturity	53,791	1,006	2.50%	36,637	686	2.50%
Bank loans	14,570	297	2.72%	13,848	274	2.65%
Total interest-earning assets	186,420	2,420	1.73%	154,516	1,826	1.58%
Other interest revenue		121			105
Total interest-earning assets	$186,420	$2,541	1.82%	$154,516	$1,931	1.67%
Funding sources:
Bank deposits	$137,093	$26	0.03%	$110,569	$22	0.03%
Payables to brokerage clients	26,079	2	0.01%	25,596	2	0.01%
Short-term borrowings (1,3)	1,674	6	0.48%	23	-	0.15%
Long-term debt (4)	2,876	78	3.62%	2,642	67	3.39%
Total interest-bearing liabilities (4)	167,722	112	0.09%	138,830	91	0.09%
Non-interest-bearing funding sources (3)	18,698			15,686
Other interest expense		14			5
Total funding sources	$186,420	$126	0.09%	$154,516	$96	0.08%
Net interest revenue		$2,415	1.73%		$1,835	1.59%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.
(3)	Certain prior period amounts have been reclassified to conform to the 2016 presentation.
(4)	Adjusted for the retrospective adoption of ASU 2015-03. See “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 2. New Accounting Standards” for additional information.

Net interest revenue increased  $210 million, or 33%, and $580 million, or 32% in the third quarter and first nine months of 2016 compared to the same periods in 2015 due to higher interest-earning assets driven by growth in bank deposits. The Company has grown bank deposits through a combination of:

•	gathering additional assets from new and current clients;
•	transferring uninvested cash balances in certain client brokerage accounts to Schwab Bank; and
•	establishing the Schwab Bank sweep feature as the default investment option for uninvested cash balances within all new brokerage accounts as of June 2016.

The Company has invested the cash from the growth in bank deposits and from recent short-term borrowings in investment securities. These incremental investments, coupled with an increase in short-term interest rates, have resulted in higher net interest revenue and higher net interest margins during the third quarter and first nine months of 2016.

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

The following table presents trading revenue and the related drivers:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2016	2015	Change	2016	2015	Change
Daily average revenue trades (in thousands)	268	304	(12)%	291	295	(1)%
Clients’ daily average trades (in thousands)	543	537	1%	558	537	4%
Number of trading days	64.0	64.0	-	189.0	188.0	1%
Average revenue per revenue trade	$11.17	$11.67	(4)%	$11.30	$11.87	(5)%
Trading revenue	$190	$228	(17)%	$623	$658	(5)%

Trading revenue decreased by $38 million, or 17%, and $35 million, or 5%, in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to a decrease in commission revenue as a result of lower daily average revenue trades related to equities and derivatives and lower commissions per revenue trade.

Other Revenue

Other revenue includes order flow revenue, nonrecurring gains, software fees from the Company’s portfolio management services, exchange processing fees, and other service fees.

Other revenue increased by $10 million, or 15%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to higher litigation proceeds in the third quarter of 2016 relating to the Company’s non-agency residential mortgage-backed securities portfolio. These proceeds conclude the last pending cases. Other revenue was $209 million and $208 million during the first nine months of 2016 and 2015, respectively.

Order flow revenue was $26 million and $78 million during the third quarters and first nine months of both 2016 and 2015, respectively.

-  14  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2016	2015	Change	2016	2015	Change
Compensation and benefits	$609	$548	11%	$1,837	$1,669	10%
Professional services	131	114	15%	372	340	9%
Occupancy and equipment	100	92	9%	299	260	15%
Advertising and market development	64	58	10%	204	189	8%
Communications	57	58	(2)%	179	175	2%
Depreciation and amortization	60	57	5%	173	166	4%
Other	99	87	14%	273	256	7%
Total expenses excluding interest	$1,120	$1,014	10%	$3,337	$3,055	9%
Expenses as a percentage of total net revenues:
Compensation and benefits	32%	34%		33%	36%
Advertising and market development	3%	4%		4%	4%

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

The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2016	2015	Change	2016	2015	Change
Salaries and wages	$343	$313	10%	$1,018	$943	8%
Incentive compensation	170	152	12%	509	453	12%
Employee benefits and other	96	83	16%	310	273	14%
Total compensation and benefits expense	$609	$548	11%	$1,837	$1,669	10%
Full-time equivalent employees (in thousands)
At quarter end	16.1	15.4	5%
Average	16.2	15.3	6%	15.9	15.0	6%

Salaries and wages increased in the third quarter and first nine months of 2016 compared to the same periods in 2015 primarily due to higher employee headcount to support the growth in the business and annual salary increases.

Incentive compensation increased in the third quarter and first nine months of 2016 compared to the same periods in 2015 primarily due to higher discretionary bonus expenses, long-term incentive plan costs, and field incentive plan costs relating to increased net client asset flows.

Employee benefits and other expenses increased in the third quarter and first nine months of 2016 compared to the same periods in 2015 due to increases in healthcare costs and higher employee headcount.

-  15  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Compensation and Benefits

Professional services expense increased in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants as the Company continued to invest in the business.

Occupancy and equipment expense increased in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to an increase in software maintenance expense relating to the Company’s information technology systems and increases in property taxes and rent attributable to the growth in the Company’s geographic footprint.

Advertising and market development expense increased in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to an increase in media advertising.

Other expense increased in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to an increase in the Company’s FDIC assessments.  The FDIC assessments rose as a result of higher bank deposits and the effect of a new surcharge that commenced in the third quarter of 2016.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 36.6% and 35.5% for the third quarters of 2016 and 2015, respectively. During the third quarter of 2015, the Company recognized $14 million of net tax benefits primarily for positions taken in tax years 2011 to 2014. The effective income tax rate on income before taxes was 37.0% and 36.9% for the first nine months of 2016 and 2015, respectively.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services, retirement plan services, and other corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services as well as retirement business services. Revenues and expenses are attributed to the Company’s two segments based on which segment services the client. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as restructuring and other charges. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments.

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services (1)			Advisor Services (1)			Total
	Percent			Percent			Percent
Three Months Ended September 30,	Change	2016	2015	Change	2016	2015	Change	2016	2015
Net Revenues:
Asset management and
administration fees	19%	$550	$461	23%	$248	$202	20%	$798	$663
Net interest revenue	22%	654	534	89%	191	101	33%	845	635
Trading revenue	(17)%	123	148	(16)%	67	80	(17)%	190	228
Other	24%	56	45	(5)%	20	21	15%	76	66
Provision for loan losses	-	4	4	-	1	1	-	5	5
Total net revenues	16%	1,387	1,192	30%	527	405	20%	1,914	1,597
Expenses Excluding Interest	11%	847	762	8%	273	252	10%	1,120	1,014
Income before taxes on income	26%	$540	$430	66%	$254	$153	36%	$794	$583

-  16  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services (1)			Advisor Services (1)			Total
	Percent			Percent			Percent
Nine Months Ended September 30,	Change	2016	2015	Change	2016	2015	Change	2016	2015
Net Revenues:
Asset management and
administration fees	12%	$1,536	$1,372	19%	$718	$605	14%	$2,254	$1,977
Net interest revenue	21%	1,895	1,568	95%	520	267	32%	2,415	1,835
Trading revenue	(8)%	395	428	(1)%	228	230	(5)%	623	658
Other	5%	153	146	(10)%	56	62	-	209	208
Provision for loan losses	(60)%	4	10	-	1	1	(55)%	5	11
Total net revenues	13%	3,983	3,524	31%	1,523	1,165	17%	5,506	4,689
Expenses Excluding Interest	9%	2,518	2,308	10%	819	747	9%	3,337	3,055
Income before taxes on income	20%	$1,465	$1,216	68%	$704	$418	33%	$2,169	$1,634

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

Investor Services

Net revenues increased by $195 million, or 16%, and $459 million, or 13%, in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue.  Net interest revenue increased primarily due to higher balances of interest-earning assets, and higher interest rates on securities available for sale and cash and investments segregated. Asset management and administration fees increased primarily due to higher net yields on money market fund assets, partially offset by a reduction in client assets in Mutual Fund OneSource®. Trading revenue decreased primarily due to lower daily average revenue trades related to equities and derivatives and lower commissions per revenue trade.

Expenses excluding interest increased by $85 million, or 11%,  and $210 million, or 9%,  in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to increases in compensation and benefits and depreciation and amortization expenses. Compensation and benefits expenses are higher as a result of higher headcount in client-facing positions and higher incentive compensation associated with growth in net client asset flows.

Advisor Services

Net revenues increased by $122 million, or 30%,  and $358 million, or 31%, in the third quarter and first nine months of 2016 compared to the same periods in 2015 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets. This growth was bolstered by the migration of more uninvested client cash balances in the segment to the Schwab Bank sweep feature. Net interest revenue also improved due to higher interest rates on securities available for sale and cash and investments segregated. Asset management and administration fees increased primarily due to higher net yields on money market fund assets.

Expenses excluding interest increased by $21 million, or 8%,  and $72 million, or 10%, in the third quarter and first nine months of 2016 compared to the same periods in 2015, primarily due to increases in compensation and benefits and occupancy and equipment expenses.

Risk Management

The Company’s business activities expose it to a variety of risks, including operational, credit, market, liquidity, and compliance risk. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. Despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to these risks.

-  17  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

For a full discussion of the Company’s risk management program, see “Item 7 – Risk Management” in the 2015 Form 10-K.

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

The Company’s bank loan portfolio includes First Mortgages, HELOCs, PALs and other loans. The credit risk exposure related to loans is actively managed through individual loan and portfolio reviews. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses.

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

The Company does not originate or purchase residential loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors.

The Company’s bank loans include $7.8 billion of adjustable rate First Mortgage loans at September 30, 2016. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 37% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 57% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

Among other items, the Company monitors the following information in evaluating the First Mortgage and HELOC portfolios and in the determination of an appropriate allowance for loan losses:

	First
September 30, 2016	Mortgages	HELOCs
Percentage of loans to borrowers with updated FICO scores <620	1%	1%
Weighted-average origination FICO scores	771	769
Weighted-average updated FICO scores	774	770
Weighted-average origination LTV ratios	57%	58%
Weighted-average current LTV ratios	47%	48%

-  18  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s bank loan quality metrics as a percentage of total outstanding bank loans:

	September 30,	December 31,
	2016	2015
Loan delinquencies (1)	0.21%	0.25%
Nonaccrual loans (2)	0.19%	0.19%
Allowance for loan losses	0.17%	0.22%

(1)	Loan delinquencies include loans that are 30 days or more past due.
(2)	Nonaccrual loans include loans past due more than 90 days and other nonaccrual loans.

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

The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2016	Balance
Converted to an amortizing loan by period end	$476
Within 1 year	136
> 1 year – 3 years	903
> 3 years – 5 years	231
> 5 years	726
Total	$2,472

At September 30, 2016, $1.9 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, the Company also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2016, approximately 27% of the HELOC borrowers that had a balance only paid the minimum amount of interest due.

For more information on the Company’s credit quality indicators relating to its bank loans, see “Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) – 4. Bank Loans and Related Allowance for Loan Losses.”

The Company has exposure to credit risk associated with its available for sale and held to maturity securities portfolios which include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, certificates of deposit, U.S. state and municipal securities, and commercial paper.

At September 30, 2016, substantially all securities in the available for sale and held to maturity portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The fair value of the Company’s investments in mortgage-backed securities totaled $101.0 billion at September 30, 2016. Of these, $99.9 billion were issued by U.S. agencies and $1.1 billion were issued by private entities (non-agency securities). These U.S. agency and non-agency securities are included in securities available for sale and securities held to maturity.

The fair value of the Company’s investments in asset-backed securities totaled $21.5 billion at September 30, 2016. The Company holds $10.3 billion floating rate Federal Family Education Loan Program Asset-Backed Securities (FFELP ABS). Beginning in 2015, two Nationally Recognized Statistical Rating Organizations began placing a portion of FFELP ABS on review for downgrade. During the third quarter of 2016, ten of the Company’s FFELP ABS holdings were downgraded, including three securities that were downgraded to below investment grade. As of September 30, 2016, these three non-investment grade FFELP ABS had an aggregate fair value of $588 million, or 1%, of the total fair value of the Company’s available for sale portfolio, and were the only non-investment grade securities held by the Company. Subsequent to September 30, 2016, three additional FFELP ABS with an aggregate fair value of $1.1 billion were downgraded to below investment grade, while one of the original securities discussed above (fair value of $256 million) was restored to AAA rating after a maturity extension was executed. Both agencies have indicated that additional classes could be downgraded below investment grade due to the risk that some remainder of the securities could be outstanding after their legal final maturity dates. The timing of FFELP ABS principal payment is inherently uncertain given the variety of payment options available to student loan borrowers. Loans collateralizing these securities continue to be covered by a guarantee from the Department of Education of at least 97% of principal and interest. The Company holds only senior class notes that have additional credit enhancement of 3% or more that, together with the Department of Education guarantee, provide 100% or more credit enhancement. The Company has an independent credit assessment function and does not consider these securities to be impaired because it expects full payment of principal and interest. Therefore, the Company continues to assign them the highest internal credit rating.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $11.3 billion at September 30, 2016, with 46% issued by institutions in the financial services industry. These securities are included in securities available for sale, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

The Company also has exposure to concentration risk from its margin and securities lending, PAL, and client option and futures activities collateralized by or referencing securities of a single issuer, an index, or within a single industry. This concentration risk is mitigated by collateral arrangements that require the fair value of such collateral exceed the amounts loaned.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $9.6 billion at September 30, 2016.

Foreign Holdings

At September 30, 2016, the Company had exposure to non-sovereign financial and non-financial institutions in foreign countries of $7.1 billion, with the fair value of the top three exposures being to issuers and counterparties domiciled in France at $1.9 billion, Sweden at $1.3 billion and Australia at $1.1 billion. The Company has no direct exposure to sovereign foreign governments. The Company does not have unfunded commitments to counterparties in foreign countries, nor does it have exposure as a result of credit default protection purchased or sold separately as of September 30, 2016. In addition to the direct holdings in foreign companies, the Company has indirect exposure to foreign countries through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from brokerage clearing activities. At September 30, 2016, the Company had $528 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in foreign countries. Additionally, at September 30, 2016, the Company had outstanding margin loans to foreign residents of $369 million, which are fully collateralized.

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

The Company has established liquidity policies to support the successful execution of its business strategies, while ensuring ongoing and sufficient liquidity to meet its operational needs and satisfy applicable regulatory requirements under both normal and stress conditions. For additional information on the policies and methodologies used to monitor and manage liquidity, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in the 2015 Form 10-K.

Beginning on January 1, 2016, the Company became subject to the modified liquidity coverage ratio (LCR) rule which, when fully phased in, will require CSC to hold high-quality liquid assets equal to at least 70% of projected net cash outflows over a 30-day period, as defined by the rule. At September 30, 2016, the Company was in compliance with the fully phased-in modified LCR rule. For additional information on the LCR rule, see “Item 1 – Business – Regulation” in the 2015 Form 10‑K.

The Company’s primary source of funds is cash generated by client activity: bank deposits and cash balances in client brokerage accounts. Bank deposits swept from brokerage accounts were $127.9 billion at September 30, 2016 compared to $108.1 billion at December 31, 2015. These funds were used to purchase investment securities, thereby funding a significant portion of the 14% growth in the Company’s balance sheet.

Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, and cash provided by external financing or equity offerings.

To meet daily funding needs, the Company maintains liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, the Company maintains a buffer of highly liquid investments, currently comprised of U.S. Treasury notes.

In addition to internal sources of liquidity, the Company has sources of external funding. CSC maintains a $750 million committed, unsecured credit facility with a group of banks that is scheduled to expire in June 2017. This facility replaced a similar facility that expired in June 2016, and both facilities were unused during the first nine months of 2016. The funds under this facility are available for general corporate purposes. The financial covenants require Schwab to maintain a minimum net capital ratio, Schwab Bank to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At September 30, 2016, the minimum level of stockholders’ equity required under this facility was $10.0 billion (CSC’s stockholders’ equity, excluding AOCI, at September 30, 2016 was $15.4 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC and Schwab also have access to uncommitted, unsecured bank credit lines with several banks. The need for short-term borrowings from these sources arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. These lines were not used by CSC during the first nine months of 2016. Schwab used such borrowings for one day during the first nine months of 2016 for $15 million, and there were no borrowings outstanding under these lines at September 30, 2016.

-  21  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, the broker-dealer subsidiaries have unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $295 million at September 30, 2016. There were no funds drawn under any of these LOCs during the first nine months of 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The collateral requirements were satisfied by providing cash as collateral.

Schwab Bank has access to short-term secured funding through the Federal Reserve’s discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures on a periodic basis. At September 30, 2016, $1.5 billion was available under this arrangement. Schwab Bank used such borrowings for one day during the first nine months of 2016 for $1 million and there were no borrowings outstanding under these lines at September 30, 2016.

Schwab Bank also maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab’s securities available for sale and/or securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures on a periodic basis. At September 30, 2016, $3.0 billion was outstanding under this facility with an additional $5.9 billion available based on the loans currently pledged there. This funding source is being used to temporarily support recent investment purchases until later in 2016 when management expects to complete planned bulk transfers of uninvested client brokerage cash to Schwab Bank.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at September 30, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC had no Commercial Paper Notes outstanding as of September 30, 2016.

CSC had long-term debt of $2.9 billion at September 30, 2016 and December 31, 2015, bearing a weighted-average interest rate of 3.37%. CSC has a universal automatic shelf registration statement on file with the Securities and Exchange Commission (SEC) which enables it to issue debt, equity, and other securities.

The following are details of CSC’s Senior and Medium-Term Notes:

	Par		Weighted Average		Standard
September 30, 2016	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$2,581	2018 - 2026	3.03% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

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

For additional information, see “Part I – Item 1 – Business – Regulation” in the 2015 Form 10-K.

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

Schwab Bank is subject to capital requirements set by the OCC that are substantially similar to those imposed on CSC by the Federal Reserve. Schwab Bank’s failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the bank. The Company currently utilizes a target Tier 1 Leverage Ratio for Schwab Bank of at least  6.25%. Based on its regulatory capital ratios at September 30, 2016, Schwab Bank is considered well capitalized.

-  23  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s and Schwab Bank’s capital ratios:

September 30, 2016	CSC	Schwab Bank
Total stockholders’ equity	$15,470	$11,175
Less:
Preferred Stock	2,192	-
Common Equity Tier 1 Capital before regulatory adjustments	$13,278	$11,175
Less:
Goodwill, net of associated deferred tax liabilities	$1,180	$11
Other intangible assets, net of associated deferred tax liabilities	51	-
Deferred tax assets, net of valuation allowances and deferred tax liabilities	1	-
AOCI adjustment (1)	31	22
Common Equity Tier 1 Capital	$12,015	$11,142
Tier 1 Capital	$14,207	$11,142
Total Capital	14,234	11,168
Risk-Weighted Assets	66,794	59,122
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.0%	18.8%
Tier 1 Capital/Risk-Weighted Assets	21.3%	18.8%
Total Capital/Risk-Weighted Assets	21.3%	18.9%
Tier 1 Leverage Ratio	7.1%	7.0%

(1)	CSC and Schwab Bank have elected to opt-out of the requirement to include most components of AOCI in CET1 Capital.

Schwab Bank is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, Schwab Bank is required to provide notice to, and may be required to obtain approval from, the OCC and the Federal Reserve to declare dividends to CSC.

The Company’s broker-dealer subsidiaries (Schwab and optionsXpress, Inc.) are subject to regulatory requirements of the Uniform Net Capital Rule. The rule is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to their parent company and employees, and from repaying subordinated borrowings from CSC if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. As such, the broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. At September 30, 2016, Schwab and optionsXpress, Inc. met and exceeded their net capital requirements.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On April 21, 2016, the Board of Directors of the Company declared a one cent, or 17%, increase in the quarterly cash dividend to $0.07 per common share. The following table details the CSC cash dividends paid and per share amounts for the first nine months of 2016 and 2015:

Nine Months Ended September 30,	2016		2015
		Per Share		Per Share
	Cash Paid	Amount	Cash Paid	Amount
Common Stock	$266	$0.20	$238	$0.18
Series A Preferred Stock (1)	28	70.00	28	70.00
Series B Preferred Stock (2)	22	45.00	22	45.00
Series C Preferred Stock (2)	27	45.00	-	-
Series D Preferred Stock (2,3)	22	28.77	-	-

(1)	Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2)	Dividends paid quarterly.
(3)	Series D Preferred Stock was issued on March 7, 2016.

off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business. For information regarding our off-balance sheet arrangements, see the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q:  “4. Bank Loans and Related Allowance for Loan Losses, 5. Variable Interest Entities, 7. Borrowings, 8. Commitments and Contingencies,” and the Company’s 2015 Form 10-K, “Note 16. Financial Instruments Subject to Off-Balance Sheet Credit Risk or Concentration Risk.”

Critical Accounting ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the 2015 Form 10-K. There have been no changes to these critical accounting estimates during the first nine months of 2016.

-  25  -

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

To mitigate the risk of declining interest revenue, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios.

Financial instruments held by the Company are also subject to the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. The Company is also subject to market risk as a result of fluctuations in option and equity prices. The Company’s direct holdings of option and equity securities and its associated exposure to option and equity prices are not material. The Company is indirectly exposed to option, futures, and equity market fluctuations in connection with client option and futures accounts, securities collateralizing margin loans to brokerage customers, and client securities loaned out as part of the Company’s brokerage securities lending activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with the Company. Additionally, the Company earns mutual fund and ETF service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company.

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee and establish a plan to address the interest rate risk. This plan could include, but is not limited to, rebalancing certain investment portfolios or using derivative instruments to mitigate the interest rate risk. Depending on the severity and expected duration of the breach, as well as the then current interest rate environment, the plan could also be to take no action. Any plan that recommends taking action is required to be approved by the Company’s Corporate Asset-Liability Management and Pricing Committee. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the first nine months of 2016 or year ended December 31, 2015.

-  26  -

THE CHARLES SCHWAB CORPORATION

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning September 30, 2016 and December 31, 2015 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period.

	September 30,	December 31,
	2016	2015
Increase of 100 basis points	8.1%	8.2%
Decrease of 100 basis points	(11.1)%	(9.5)%

The change in net interest revenue sensitivities as of September 30, 2016 reflects the moderate increase of short- to medium-term interest rates. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. The increase of short-term interest rates positively impacts net interest revenue as yields on interest-earning assets rise faster than the cost of funding sources.

-  27  -

Part I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Revenues
Asset management and administration fees (1)	$798	$663	$2,254	$1,977
Interest revenue	891	669	2,541	1,931
Interest expense	(46)	(34)	(126)	(96)
Net interest revenue	845	635	2,415	1,835
Trading revenue	190	228	623	658
Other	76	66	209	208
Provision for loan losses	5	5	5	11
Total net revenues	1,914	1,597	5,506	4,689
Expenses Excluding Interest
Compensation and benefits	609	548	1,837	1,669
Professional services	131	114	372	340
Occupancy and equipment	100	92	299	260
Advertising and market development	64	58	204	189
Communications	57	58	179	175
Depreciation and amortization	60	57	173	166
Other	99	87	273	256
Total expenses excluding interest	1,120	1,014	3,337	3,055
Income before taxes on income	794	583	2,169	1,634
Taxes on income	291	207	802	603
Net Income	503	376	1,367	1,031
Preferred stock dividends and other (2)	33	11	99	45
Net Income Available to Common Stockholders	$470	$365	$1,268	$986
Weighted-Average Common Shares Outstanding:
Basic	1,324	1,316	1,322	1,315
Diluted	1,334	1,328	1,332	1,326
Earnings Per Common Share:
Basic	$.36	$.28	$.96	$.75
Diluted	$.35	$.28	$.95	$.74
Dividends Declared Per Common Share	$.07	$.06	$.20	$.18

(1)

Includes fee waivers of $41 and $166 during the third quarters of 2016 and 2015, respectively and $193 and $519 during the first nine months of 2016 and 2015, respectively, relating to Schwab-sponsored money market funds.

(2)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

-  28  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$503	$376	$1,367	$1,031
Other comprehensive income (loss), before tax:
Change in net unrealized gain on securities available for sale:
Net unrealized gain (loss)	77	(249)	266	(233)
Other reclassifications included in other revenue	-	-	(3)	-
Other	-	-	1	-
Other comprehensive income (loss), before tax	77	(249)	264	(233)
Income tax effect	(29)	94	(99)	87
Other comprehensive income (loss), net of tax	48	(155)	165	(146)
Comprehensive Income	$551	$221	$1,532	$885

See Notes to Condensed Consolidated Financial Statements.

-  29  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In Millions, Except Per Share and Share Amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015 (1)
Assets
Cash and cash equivalents	$10,431	$11,978
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $9,425 at September 30, 2016 and $8,088
at December 31, 2015)	20,077	19,598
Receivables from brokers, dealers, and clearing organizations	947	582
Receivables from brokerage clients — net	16,380	17,313
Other securities owned — at fair value	858	533
Securities available for sale	75,791	65,646
Securities held to maturity (fair value — $67,843 at September 30, 2016 and
$50,088 at December 31, 2015)	66,056	50,007
Bank loans — net	14,858	14,334
Equipment, office facilities, and property — net	1,266	1,145
Goodwill	1,227	1,227
Intangible assets — net	154	181
Other assets	1,292	1,161
Total assets	$209,337	$183,705
Liabilities and Stockholders’ Equity
Bank deposits	$149,630	$129,502
Payables to brokers, dealers, and clearing organizations	3,497	2,588
Payables to brokerage clients	32,961	33,185
Accrued expenses and other liabilities	1,902	2,151
Short-term borrowings	3,001	-
Long-term debt	2,876	2,877
Total liabilities	193,867	170,303
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,235 at September 30, 2016 and $1,485 at December 31, 2015	2,192	1,459
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,254	4,152
Retained earnings	12,261	11,253
Treasury stock, at cost — 163,516,791 shares at September 30, 2016 and
167,205,881 shares at December 31, 2015	(3,283)	(3,343)
Accumulated other comprehensive income	31	(134)
Total stockholders’ equity	15,470	13,402
Total liabilities and stockholders’ equity	$209,337	$183,705

(1)	Adjusted for the retrospective adoption of ASU 2015-03. See “Notes – 2. New Accounting Standards” for additional information.

See Notes to Condensed Consolidated Financial Statements.

-  30  -

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,367	$1,031
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	(5)	(11)
Stock-based compensation	101	98
Depreciation and amortization	173	166
Premium amortization, net, on securities available for sale and securities held to maturity	181	119
Other	25	7
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(479)	3,538
Receivables from brokers, dealers, and clearing organizations	(370)	(110)
Receivables from brokerage clients	928	(1,426)
Other securities owned	(325)	46
Other assets	(61)	(59)
Payables to brokers, dealers, and clearing organizations	(111)	473
Payables to brokerage clients	(224)	(3,265)
Accrued expenses and other liabilities	(226)	(253)
Net cash provided by operating activities	974	354
Cash Flows from Investing Activities
Purchases of securities available for sale	(22,782)	(17,497)
Proceeds from sales of securities available for sale	4,645	599
Principal payments on securities available for sale	8,652	5,172
Purchases of securities held to maturity	(19,439)	(8,824)
Principal payments on securities held to maturity	3,841	2,709
Net increase in bank loans	(600)	(863)
Purchases of equipment, office facilities, and property	(272)	(204)
Purchases of Federal Home Loan Bank stock	(152)	-
Proceeds from sales of Federal Home Loan Bank stock	88	8
Other investing activities	(25)	(18)
Net cash used for investing activities	(26,044)	(18,918)
Cash Flows from Financing Activities
Net change in bank deposits	20,128	16,202
Proceeds from short-term borrowings	8,505	-
Repayment of short-term borrowings	(5,504)	-
Issuance of long-term debt	-	998
Repayment of long-term debt	(5)	(6)
Net proceeds from preferred stock offering	725	581
Dividends paid	(365)	(288)
Proceeds from stock options exercised and other	31	67
Other financing activities	8	13
Net cash provided by financing activities	23,523	17,567
Decrease in Cash and Cash Equivalents	(1,547)	(997)
Cash and Cash Equivalents at Beginning of Period	11,978	11,363
Cash and Cash Equivalents at End of Period	$10,431	$10,366
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$141	$107
Income taxes	$757	$598
Non-cash investing activity:
Securities purchased during the period but settled after period end	$1,021	$230

See Notes to Condensed Consolidated Financial Statements.

-  31  -

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively, referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment (OTTI) of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal and regulatory reserves. Actual results may differ from those estimates.

These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2015 Form 10-K.

The Company’s significant accounting policies are included in “Notes – 2. Summary of Significant Accounting Policies” in the 2015 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2016.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Securities available for sale:
U.S. agency mortgage-backed securities	$33,195	$219	$44	$33,370
Asset-backed securities	21,736	30	266	21,500
Corporate debt securities	10,067	54	2	10,119
U.S. Treasury securities	4,966	33	-	4,999
U.S. agency notes	2,206	-	1	2,205
Certificates of deposit	2,295	2	1	2,296
U.S. state and municipal securities	1,012	26	1	1,037
Commercial paper	214	-	-	214
Non-agency commercial mortgage-backed securities	51	-	-	51
Total securities available for sale	$75,742	$364	$315	$75,791
Securities held to maturity:
U.S. agency mortgage-backed securities	$64,836	$1,738	$4	$66,570
Non-agency commercial mortgage-backed securities	997	43	-	1,040
U.S. Treasury securities	223	10	-	233
Total securities held to maturity	$66,056	$1,791	$4	$67,843

December 31, 2015
Securities available for sale:
U.S. agency mortgage-backed securities	$22,014	$183	$48	$22,149
Asset-backed securities	21,784	7	306	21,485
Corporate debt securities	10,764	14	31	10,747
U.S. Treasury securities	5,719	2	17	5,704
U.S. agency notes	3,177	-	27	3,150
Certificates of deposit	1,685	1	3	1,683
U.S. state and municipal securities	414	10	-	424
Non-agency commercial mortgage-backed securities	298	1	-	299
Other securities	5	-	-	5
Total securities available for sale	$65,860	$218	$432	$65,646
Securities held to maturity:
U.S. agency mortgage-backed securities	$48,785	$391	$293	$48,883
Non-agency commercial mortgage-backed securities	999	6	20	985
U.S. Treasury securities	223	-	3	220
Total securities held to maturity	$50,007	$397	$316	$50,088

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $170 million at September 30, 2016.

-  35  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$10,233	$21	$2,672	$23	$12,905	$44
Asset-backed securities	1,235	14	10,504	252	11,739	266
Corporate debt securities	758	1	882	1	1,640	2
U.S. agency notes	499	1	-	-	499	1
Certificates of deposit	544	1	200	-	744	1
U.S. state and municipal securities	124	1	-	-	124	1
Total	$13,393	$39	$14,258	$276	$27,651	$315
Securities held to maturity:
U.S. agency mortgage-backed securities	$2,475	$4	$-	$-	$2,475	$4
Total	$2,475	$4	$-	$-	$2,475	$4
Total securities with unrealized losses (1)	$15,868	$43	$14,258	$276	$30,126	$319

December 31, 2015
Securities available for sale:
U.S. agency mortgage-backed securities	$8,541	$47	$813	$1	$9,354	$48
Asset-backed securities	17,127	240	2,743	66	19,870	306
Corporate debt securities	5,433	25	942	6	6,375	31
U.S. Treasury securities	5,010	17	-	-	5,010	17
U.S. agency notes	1,281	10	1,547	17	2,828	27
Certificates of deposit	773	2	599	1	1,372	3
Total	$38,165	$341	$6,644	$91	$44,809	$432
Securities held to maturity:
U.S. agency mortgage-backed securities	$24,219	$253	$1,842	$40	$26,061	$293
Non-agency commercial mortgage-backed
securities	729	20	-	-	729	20
U.S. Treasury securities	220	3	-	-	220	3
Total	$25,168	$276	$1,842	$40	$27,010	$316
Total securities with unrealized losses (2)	$63,333	$617	$8,486	$131	$71,819	$748

(1)	The number of investment positions with unrealized losses totaled 339 for securities available for sale and 24 for securities held to maturity.
(2)	The number of investment positions with unrealized losses totaled 409 for securities available for sale and 286 for securities held to maturity.

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis as described in “Notes – 2. Summary of Significant Accounting Policies” in the 2015 Form 10-K.

-  36  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity are as follows:

		After 1 year	After 5 years
	Within	through	through	After
September 30, 2016	1 year	5 years	10 years	10 years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$-	$3,417	$16,966	$12,987	$33,370
Asset-backed securities	-	9,125	4,150	8,225	21,500
Corporate debt securities	2,233	7,886	-	-	10,119
U.S. Treasury securities	200	4,592	207	-	4,999
U.S. agency notes	-	2,205	-	-	2,205
Certificates of deposit	876	1,420	-	-	2,296
U.S. state and municipal securities	-	-	51	986	1,037
Commercial paper	214	-	-	-	214
Non-agency commercial mortgage-backed
securities	-	-	-	51	51
Total fair value	$3,523	$28,645	$21,374	$22,249	$75,791
Total amortized cost	$3,517	$28,473	$21,386	$22,366	$75,742
Securities held to maturity:
U.S. agency mortgage-backed securities (1)	$-	$4,201	$22,947	$39,422	$66,570
Non-agency commercial mortgage-backed
securities (1)	-	-	376	664	1,040
U.S. Treasury securities	-	-	233	-	233
Total fair value	$-	$4,201	$23,556	$40,086	$67,843
Total amortized cost	$-	$4,019	$22,605	$39,432	$66,056

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of securities available for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Proceeds	$571	$5	$4,645	$599
Gross realized gains	-	-	3	1
Gross realized losses	-	-	-	1

-  37  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

4.Bank Loans and Related Allowance for Loan Losses

The composition of bank loans and delinquency analysis by loan segment is as follows:

				>90 days past	Total past due		Allowance	Total
		30-59 days	60-89 days	due and other	and other	Total	for loan	bank
September 30, 2016	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans	losses	loans - net
Residential real estate mortgages	$8,660	$8	$4	$15	$27	$8,687	$15	$8,672
Home equity loans and lines of credit	2,456	4	1	11	16	2,472	10	2,462
Pledged asset lines	3,644	-	-	2	2	3,646	-	3,646
Other	79	-	-	-	-	79	1	78
Total bank loans	$14,839	$12	$5	$28	$45	$14,884	$26	$14,858

December 31, 2015
Residential real estate mortgages	$8,304	$11	$1	$18	$30	$8,334	$20	$8,314
Home equity loans and lines of credit	2,720	4	1	10	15	2,735	11	2,724
Pledged asset lines	3,228	3	1	-	4	3,232	-	3,232
Other	64	-	-	-	-	64	-	64
Total bank loans	$14,316	$18	$3	$28	$49	$14,365	$31	$14,334

First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $78 million and $80 million at September 30, 2016 and December 31, 2015, respectively. The Company had commitments to extend credit related to unused HELOCs, PALs, and other lines of credit, which totaled $8.2 billion and $7.4 billion at September 30, 2016 and December 31, 2015, respectively. The Company had commitments to purchase First Mortgage loans of $898 million and $260 million at September 30, 2016 and December 31, 2015, respectively. All PALs were fully collateralized by securities with fair values in excess of borrowings at September 30, 2016 and December 31, 2015.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $858 million and $469 million during the third quarters of 2016 and 2015, respectively, and $2.1 billion and $1.5 billion during the first nine months of 2016 and 2015, respectively. Schwab purchased HELOCs with commitments of $93 million and $150 million during the third quarters of 2016 and 2015, respectively, and $315 million and $432 million during the first nine months of 2016 and 2015, respectively.

-  38  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	September 30, 2016				September 30, 2015
	Residential	Home equity			Residential	Home equity
	real estate	loans and			real estate	loans and
	mortgages	lines of credit	Other	Total	mortgages	lines of credit	Total
Balance at beginning of period	$20	$10	$1	$31	$23	$13	$36
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	1	-	1
Provision for loan losses	(5)	-	-	(5)	(4)	(2)	(6)
Balance at end of period	$15	$10	$1	$26	$20	$11	$31

Nine Months Ended	September 30, 2016				September 30, 2015
	Residential	Home equity			Residential	Home equity
	real estate	loans and			real estate	loans and
	mortgages	lines of credit	Other	Total	mortgages	lines of credit	Total
Balance at beginning of period	$20	$11	$-	$31	$29	$13	$42
Charge-offs	(1)	-	-	(1)	-	(2)	(2)
Recoveries	1	-	-	1	1	2	3
Provision for loan losses	(5)	(1)	1	(5)	(10)	(2)	(12)
Balance at end of period	$15	$10	$1	$26	$20	$11	$31

Substantially all of the bank loans were collectively evaluated for impairment at September 30, 2016 and December 31, 2015. There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2016 or December 31, 2015. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $35 million and $36 million at September 30, 2016 and December 31, 2015, respectively. Impaired assets, which include nonaccrual loans, other real estate owned and troubled debt restructurings, totaled $48 million and $50 million at September 30, 2016 and December 31, 2015, respectively. Troubled debt restructurings were not material at September 30, 2016 or December 31, 2015.

In addition to monitoring delinquency, the Company monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the following:

•	year of origination;
•	borrower FICO scores at origination (Origination FICO);
•	updated borrower FICO scores (Updated FICO);
•	loan-to-value ratios at origination (Origination LTV); and
•	estimated current LTV ratios (Estimated Current LTV).

Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in September 2016. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

As of September 30, 2016 and December 31, 2015,  48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

-  39  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below.

		Weighted		Percent of
		Average	Utilization	Loans on
September 30, 2016	Balance	Updated FICO	Rate(1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,994	775	N/A	0.02%
>70% – <90%	645	766	N/A	0.18%
>90% – <100%	22	732	N/A	3.48%
>100%	26	719	N/A	13.54%
Total	$8,687	774	N/A	0.08%
Home equity loans and lines of credit:
Estimated Current LTV
<70%	$2,146	772	36%	0.15%
>70% – <90%	270	758	49%	0.55%
>90% – <100%	33	750	60%	1.66%
>100%	23	737	65%	3.05%
Total	$2,472	770	37%	0.24%
Pledged asset lines:
Weighted-Average LTV
=70%	$3,646	763	47%	-

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
September 30, 2016	mortgages	lines of credit
Year of origination
Pre-2012	$1,100	$1,766
2012	1,263	111
2013	1,950	206
2014	766	166
2015	1,599	155
2016	2,009	68
Total	$8,687	$2,472
Origination FICO
<620	$8	$-
620 – 679	91	14
680 – 739	1,378	451
>740	7,210	2,007
Total	$8,687	$2,472
Origination LTV
<70%	$6,410	$1,701
>70% – <90%	2,267	757
>90% – <100%	10	14
Total	$8,687	$2,472

-  40  -

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.Variable Interest Entities

A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates all entities in which it has a financial interest to determine if the entity is a VIE and if so, whether the Company is the primary beneficiary. See the “Principles of Consolidation” section of “Notes – 1. Introduction and Basis of Presentation” in the 2015 Form 10-K, for discussion of the Company’s evaluations of VIEs and whether it is deemed to be the primary beneficiary of any VIEs in which it holds an interest. The Company was not the primary beneficiary of, and therefore, not required to consolidate any VIEs at September 30, 2016 and December 31, 2015.

Community Reinvestment Act investments

Schwab Bank is subject to the Community Reinvestment Act (CRA). The CRA is intended to encourage banks to help meet the credit needs of the communities in which they operate, including low and moderate income neighborhoods, consistent with safe and sound banking operations. As part of Schwab Bank’s community reinvestment initiatives, Schwab Bank invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. Schwab Bank receives tax credits and other tax benefits for these investments. Schwab Bank’s Low-Income Housing Tax Credit (LIHTC) investments are accounted for using the proportional amortization method. Amortization, tax credits, and other tax benefits recognized in relation to LIHTC investments are included in taxes on income on the condensed consolidated statements of income. As of September 30, 2016 and December 31, 2015, the majority of the Company’s VIEs related to Schwab Bank’s LIHTC investments.

The carrying value of the LIHTC investments was $153 million and $104 million as of September 30, 2016 and December 31, 2015, respectively, which is included in other assets on the condensed consolidated balance sheets. Schwab Bank recorded liabilities of $110 million and $84 million for unfunded commitments related to LIHTC investments at September 30, 2016 and December 31, 2015, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions and Schwab Bank expects to pay substantially all of these commitments between 2016 and 2019.

Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which the Company holds a variable interest, but as to which the Company has concluded it is not the primary beneficiary, are summarized in the table below:

	September 30, 2016			December 31, 2015
			Maximum			Maximum
	Aggregate	Aggregate	exposure	Aggregate	Aggregate	exposure
	assets	liabilities	to loss	assets	liabilities	to loss
LIHTC investments	$153	$110	$153	$104	$84	$104
Other CRA investments (1)	55	-	65	57	-	66
Total	$208	$110	$218	$161	$84	$170

(1)

Other CRA investments are recorded using either the cost method or the equity method. Aggregate assets are included in either other assets or bank loans – net on the condensed consolidated balance sheets.

The Company’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the nine months ended September 30, 2016 and 2015, the Company did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

-  42  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

6.Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30,	December 31,
	2016	2015
Interest-bearing deposits:
Deposits swept from brokerage accounts	$127,866	$108,137
Checking	13,543	12,822
Savings and other	7,643	7,896
Total interest-bearing deposits	149,052	128,855
Non-interest-bearing deposits	578	647
Total bank deposits	$149,630	$129,502

7.Borrowings

Long-term debt was net of unamortized debt discounts/premiums and debt issuance costs of $25 million and $29 million at September 30, 2016 and December 31, 2015, respectively.

	September 30,	December 31,
	2016	2015
Senior Notes	$2,556	$2,553	(1)
Senior Medium-Term Notes	250	249	(1)
Finance lease obligation	70	75
Total long-term debt	$2,876	$2,877

(1)

Balances as of December 31, 2015 have been recast as a result of the adoption of ASU 2015-03, to present debt issuance costs of $13 million as a direct deduction from the carrying amount of the associated debt liability, consistent with the recording of debt discounts.

Annual maturities on long-term debt outstanding at September 30, 2016 are as follows:

2016	$2
2017	258
2018	908
2019	8
2020	709
Thereafter	1,016
Total maturities	2,901
Unamortized discount, net	(14)
Debt issuance costs	(11)
Total long-term debt	$2,876

Short-term borrowings: Schwab Bank maintains a secured credit facility with the FHLB. At September 30, 2016, $3.0 billion was outstanding under this facility with an additional $5.9 billion available based on the loans currently pledged there. As a condition of the borrowings, Schwab Bank purchased $152 million of FHLB stock, recorded at par, and sold $88 million of FHLB stock in the first nine months of 2016, with the net investment recorded in other assets on the condensed consolidated balance sheets. Schwab Bank sold $8 million of FHLB stock during the first nine months of 2015. No funds were drawn under this facility as of December 31, 2015. Amounts outstanding under this facility are included in short-term borrowings on the condensed consolidated balance sheets.

-  43  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at September 30, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC had no borrowings of Commercial Paper Notes outstanding at September 30, 2016 and December 31, 2015.

8.Commitments and Contingencies

Guarantees and indemnifications: The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At September 30, 2016, the aggregate face amount of these LOCs totaled $295 million. There were no funds drawn under any of these LOCs at September 30, 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

The Company also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral, but the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

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

Regulatory Matters: On April 16, 2012, optionsXpress, Inc. was charged by the SEC in an administrative proceeding alleging violations of its close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Following trial, in a decision issued June 7, 2013, the judge held that optionsXpress, Inc. had violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered optionsXpress, Inc. and the customer to pay disgorgement and penalties in an amount that would not be material. The Company appealed to the SEC, and in a decision issued August 18, 2016 and amended September 13, 2016, the SEC dismissed all fraud charges but affirmed the violations of Regulation SHO and the financial sanctions imposed by its administrative law judge. This matter is now concluded.

9.Offsetting Assets and Liabilities

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of 102% of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At September 30, 2016 and December 31, 2015, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.6 billion and $8.2 billion, respectively. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans brokerage client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $1.9 billion at September 30, 2016 and December 31, 2015. The Company has also pledged a portion of its securities owned in connection with securities lending transactions to other broker-dealers. Additionally, the Company borrows securities from other broker-dealers to fulfill short sales by brokerage clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $304 million at September 30, 2016 and $72 million at December 31, 2015. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, the Company does not net securities lending transactions. Therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

-  45  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at September 30, 2016 and December 31, 2015.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Condensed Consolidated
	Gross	Condensed	Condensed	Balance Sheets
	Assets/	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheets	Balance Sheets	Offsetting	Collateral		Amount
September 30, 2016
Assets:
Resale agreements (1)	$9,425	$-	$9,425	$-	$(9,425)	(2)	$-
Securities borrowed (3)	632	-	632	(297)	(334)		1
Total	$10,057	$-	$10,057	$(297)	$(9,759)		$1
Liabilities:
Securities loaned (4,5)	$2,371	$-	$2,371	$(297)	$(1,961)		$113
Total	$2,371	$-	$2,371	$(297)	$(1,961)		$113
December 31, 2015
Assets:
Resale agreements (1)	$8,088	$-	$8,088	$-	$(8,088)	(2)	$-
Securities borrowed (3)	198	-	198	(70)	(127)		1
Total	$8,286	$-	$8,286	$(70)	$(8,215)		$1
Liabilities:
Securities loaned (4,5)	$2,233	$-	$2,233	$(70)	$(1,990)		$173
Total	$2,233	$-	$2,233	$(70)	$(1,990)		$173

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.
(2)	Actual collateral was greater than or equal to 102% of the related assets.
(3)	Included in receivables from brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(4)	Included in payables to brokers, dealers, and clearing organizations in the Company’s condensed consolidated balance sheets.
(5)	Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities.

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

•

Financial instruments included in other assets primarily consist of LIHTC investments, cost method investments and FHLB stock, whose carrying values approximate their fair values. FHLB stock is recorded at par, which approximates its fair value.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

For a description of the fair value hierarchy, see “Notes – 2. Summary of Significant Accounting Policies” in the 2015 Form 10-K. There were no significant changes in these policies and methodologies during the first nine months of 2016. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2016, or the year ended December 31, 2015. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2016 or December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
September 30, 2016	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$852	$-	$-	$852
Commercial paper	-	959	-	959
Total cash equivalents	852	959	-	1,811
Investments segregated and on deposit for regulatory
purposes:
Certificates of deposit	-	3,099	-	3,099
U.S. Government securities	-	3,512	-	3,512
Total investments segregated and on deposit for
regulatory purposes	-	6,611	-	6,611
Other securities owned:
Schwab Funds® money market funds	528	-	-	528
Equity and bond mutual funds	217	15	-	232
State and municipal debt obligations	-	55	-	55
Equity, U.S. Government and corporate debt, and
other securities	2	41	-	43
Total other securities owned	747	111	-	858
Securities available for sale:
U.S. agency mortgage-backed securities	-	33,370	-	33,370
Asset-backed securities	-	21,500	-	21,500
Corporate debt securities	-	10,119	-	10,119
U.S. Treasury securities	-	4,999	-	4,999
U.S. agency notes	-	2,205	-	2,205
Certificates of deposit	-	2,296	-	2,296
U.S. state and municipal securities	-	1,037	-	1,037
Commercial paper	-	214	-	214
Non-agency commercial mortgage-backed securities	-	51	-	51
Total securities available for sale	-	75,791	-	75,791
Total	$1,599	$83,472	$-	$85,071

-  48  -

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
September 30, 2016	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$8,620	$-	$8,620	$-	$8,620
Cash and investments segregated and
on deposit for regulatory purposes	13,461	-	13,461	-	13,461
Receivables from brokers, dealers, and
clearing organizations	947	-	947	-	947
Receivables from brokerage clients – net	16,377	-	16,377	-	16,377
Securities held to maturity:
U.S. agency mortgage-backed securities	64,836	-	66,570	-	66,570
Non-agency commercial mortgage-backed
securities	997	-	1,040	-	1,040
U.S. Treasury securities	223	-	233	-	233
Total securities held to maturity	66,056	-	67,843	-	67,843
Bank loans: (1)
Residential real estate mortgages	8,687	-	8,797	-	8,797
Home equity loans and lines of credit	2,472	-	2,614	-	2,614
Pledged asset lines	3,646	-	3,646	-	3,646
Other	79	-	79	-	79
Total bank loans	14,884	-	15,136	-	15,136
Other assets	291	-	291	-	291
Total	$120,636	$-	$122,675	$-	$122,675
Liabilities:
Bank deposits	$149,630	$-	$149,630	$-	$149,630
Payables to brokers, dealers, and clearing
organizations	3,497	-	3,497	-	3,497
Payables to brokerage clients	32,961	-	32,961	-	32,961
Accrued expenses and other liabilities	880	-	880	-	880
Short-term borrowings	3,001	-	3,001	-	3,001
Long-term debt	2,876	-	3,024	-	3,024
Total	$192,845	$-	$192,993	$-	$192,993

(1)	The carrying value of bank loans excludes the allowance for loan losses of $26 million at September 30, 2016.

-  50  -

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

11.Stockholders’ Equity

There have been no significant changes to the Company’s stockholders’ equity with the exception of the issuance disclosed below. The Company did not issue any shares of common stock during the nine months ended September 30, 2016, or the year ended December 31, 2015.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Including the Series D issuance discussed above, the Company’s preferred stock issued and outstanding is as follows:

	September 30, 2016				December 31, 2015
	Shares				Shares
	Issued and	Liquidation			Issued and	Liquidation
	Outstanding	Preference	Liquidation	Carrying	Outstanding	Preference	Liquidation	Carrying
	(In thousands)	Per Share	Preference	Value	(In thousands)	Per Share	Preference	Value
Series A	400	$1,000	$400	$397	400	$1,000	$400	$396
Series B	485	1,000	485	483	485	1,000	485	480
Series C	600	1,000	600	585	600	1,000	600	583
Series D	750	1,000	750	727	-	-	-	-
Total Preferred Stock	2,235		$2,235	$2,192	1,485		$1,485	$1,459

12.Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended September 30,		2016			2015
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$77	$(29)	$48	$(249)	$94	$(155)
Other reclassifications included in
other revenue	-	-	-	-	-	-
Change in net unrealized gain (loss) on
securities available for sale	77	(29)	48	(249)	94	(155)
Other comprehensive income (loss)	$77	$(29)	$48	$(249)	$94	$(155)

Nine Months Ended September 30,		2016			2015
	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax
Change in net unrealized gain on
securities available for sale:
Net unrealized gain (loss)	$266	$(100)	$166	$(233)	$87	$(146)
Other reclassifications included in
other revenue	(3)	1	(2)	-	-	-
Change in net unrealized gain (loss) on
securities available for sale	263	(99)	164	(233)	87	(146)
Other	1	-	1	-	-	-
Other comprehensive income (loss)	$264	$(99)	$165	$(233)	$87	$(146)

-  52  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Accumulated other comprehensive income balances are as follows:

Total
Accumulated Other
Comprehensive Income
Balance at December 31, 2014	$165
Net unrealized loss on securities available for sale	(146)
Balance at September 30, 2015	$19
Balance at December 31, 2015	$(134)
Net unrealized gain on securities available for sale	164
Other	1
Balance at September 30, 2016	$31

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$503	$376	$1,367	$1,031
Preferred stock dividends and other (1)	(33)	(11)	(99)	(45)
Net income available to common stockholders	$470	$365	$1,268	$986
Weighted-average common shares outstanding — basic	1,324	1,316	1,322	1,315
Common stock equivalent shares related to stock incentive plans	10	12	10	11
Weighted-average common shares outstanding — diluted (2)	1,334	1,328	1,332	1,326
Basic EPS	$.36	$.28	$.96	$.75
Diluted EPS	$.35	$.28	$.95	$.74

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 17 million and 14 million shares for the third quarters of 2016 and 2015, respectively, and 21 million and 16 million shares for the first nine months of 2016 and 2015, respectively.

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

Schwab Bank is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by Schwab Bank. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At September 30, 2016, both CSC and Schwab Bank met all of their respective capital requirements. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect CSC’s or Schwab Bank’s ability to meet future capital requirements.

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$12,015	18.0%	N/A		$3,006	4.5%
Tier 1 Risk-Based Capital	14,207	21.3%	N/A		4,008	6.0%
Total Risk-Based Capital	14,234	21.3%	N/A		5,343	8.0%
Tier 1 Leverage	14,207	7.1%	N/A		7,996	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$11,142	18.8%	$3,843	6.5%	$2,660	4.5%
Tier 1 Risk-Based Capital	11,142	18.8%	4,730	8.0%	3,547	6.0%
Total Risk-Based Capital	11,168	18.9%	5,912	10.0%	4,730	8.0%
Tier 1 Leverage	11,142	7.0%	7,910	5.0%	6,328	4.0%
December 31, 2015
CSC
Common Equity Tier 1 Risk-Based Capital	$10,851	18.2%	N/A		$2,681	4.5%
Tier 1 Risk-Based Capital	12,310	20.7%	N/A		3,575	6.0%
Total Risk-Based Capital	12,342	20.7%	N/A		4,766	8.0%
Tier 1 Leverage	12,310	7.1%	N/A		6,912	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$9,314	18.1%	$3,349	6.5%	$2,318	4.5%
Tier 1 Risk-Based Capital	9,314	18.1%	4,121	8.0%	3,091	6.0%
Total Risk-Based Capital	9,345	18.1%	5,152	10.0%	4,121	8.0%
Tier 1 Leverage	9,314	7.1%	6,594	5.0%	5,275	4.0%

N/A Not applicable.

-  54  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Based on its regulatory capital ratios at September 30, 2016, Schwab Bank is considered well capitalized (the highest category) under their respective regulatory capital rules. There are no conditions or events since September 30, 2016 that management believes have changed Schwab Bank’s capital category.

Beginning on January 1, 2016, CSC and Schwab Bank became subject to a new capital conservation buffer requirement of .625% of risk-weighted assets, increasing each year by .625% until fully implemented at 2.5% of risk-weighted assets in January 2019. The capital conservation buffer is in addition to the minimum risk-based capital requirements described above. Failure to maintain the capital conservation buffer would limit an entity’s ability to make capital distributions and discretionary bonus payments to executive officers. At September 30, 2016, both CSC’s and Schwab Bank’s capital levels exceeded the fully implemented capital conservation buffer requirement.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. are as follows:

				Net Capital
		Minimum	2% of	in Excess of
		Net Capital	Aggregate	Required
September 30, 2016	Net Capital	Required	Debit Balances	Net Capital
Schwab	$1,890	$0.250	$344	$1,546
optionsXpress, Inc.	269	1	7	262
December 31, 2015
Schwab	$1,746	$0.250	$358	$1,388
optionsXpress, Inc.	244	1	7	237

15.Segment Information

The Company’s two reportable segments are Investor Services and Advisor Services. The Company structures its operating segments according to its clients and the services provided to those clients. The Investor Services segment provides retail brokerage and banking services, retirement plan services, and other corporate brokerage services. The Advisor Services segment provides custodial, trading, and support services as well as retirement business services. Revenues and expenses are attributed to the Company’s two segments based on which segment services the client.

The Company evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions between the segments.

-  55  -

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services (1)		Advisor Services (1)		Total
Three Months Ended September 30,	2016	2015	2016	2015	2016	2015
Net Revenues:
Asset management and administration fees	$550	$461	$248	$202	$798	$663
Net interest revenue	654	534	191	101	845	635
Trading revenue	123	148	67	80	190	228
Other	56	45	20	21	76	66
Provision for loan losses	4	4	1	1	5	5
Total net revenues	1,387	1,192	527	405	1,914	1,597
Expenses Excluding Interest	847	762	273	252	1,120	1,014
Income before taxes on income	$540	$430	$254	$153	$794	$583

	Investor Services (1)		Advisor Services (1)		Total
Nine Months Ended September 30,	2016	2015	2016	2015	2016	2015
Net Revenues:
Asset management and administration fees	$1,536	$1,372	$718	$605	$2,254	$1,977
Net interest revenue	1,895	1,568	520	267	2,415	1,835
Trading revenue	395	428	228	230	623	658
Other	153	146	56	62	209	208
Provision for loan losses	4	10	1	1	5	11
Total net revenues	3,983	3,524	1,523	1,165	5,506	4,689
Expenses Excluding Interest	2,518	2,308	819	747	3,337	3,055
Income before taxes on income	$1,465	$1,216	$704	$418	$2,169	$1,634

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

16.Subsequent Event

On October 31, 2016, the Company issued and sold 600,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed-to-floating rate non-cumulative perpetual preferred stock, Series E, $0.01 par value, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). The Series E Preferred Stock has a fixed dividend rate of 4.625% through February 28, 2022, payable semi-annually, and thereafter at a floating rate of three-month LIBOR plus a fixed spread of 3.315%, payable quarterly. Net proceeds received from the sale were $591 million and are being used to support balance sheet growth, including the migration of certain client balances from sweep money market funds into Schwab Bank.

-  56  -

THE CHARLES SCHWAB CORPORATION

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

-  57  -

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Notes to Condensed Consolidated Financial Statements (Unaudited) –  8. Commitments and Contingencies.”

Item 1A.Risk Factors

During the first nine months of 2016, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the 2015 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

At September 30, 2016, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the third quarter of 2016. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2016:

	Total Number of	Average
	Shares Purchased	Price Paid
Month	(in thousands)	per Share
July:
Employee transactions (1)	5	$25.07
August:
Employee transactions (1)	4	$28.30
September:
Employee transactions (1)	3	$31.09
Total:
Employee transactions (1)	12	$27.60

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

-  58  -

THE CHARLES SCHWAB CORPORATION

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

-  59  -

THE CHARLES SCHWAB CORPORATION

Item 6.Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

3.19

Certificate of Designations of 4.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated October 31, 2016, and incorporated herein by reference.

10.369	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.353).	(1)

10.370	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.354).	(1)

10.371	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.355).	(1)

10.372	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.356).	(1)

10.373	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.357).	(1)

10.374	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.358).	(1)

10.375	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.359).	(1)

12.1	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

-  60  -

THE CHARLES SCHWAB CORPORATION

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

-  61  -

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 7, 2016	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Senior Executive Vice President and
Chief Financial Officer

-  62  -