Form 10-K
period 2016-12-31
SCHWAB CHARLES CORP
filed 2017-02-23
CIK 316709

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D.C. 20549

FORM  10-K

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)

OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the fiscal year ended December 31, 2016	Commission file number 1-9700

THE  CHARLES  SCHWAB  CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3025021 (I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA  94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (415) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.01 par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 6.0% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange

Depositary Shares, each representing a 1/40th ownership interest in a share of 6.0% Non-Cumulative Preferred Stock, Series C

Depositary Shares, each representing a 1/40th ownership interest in a share of 5.95% Non-Cumulative Preferred Stock, Series D

New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ⌧

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was $29.7 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2017, was 1,334,969,258.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 16, 2017, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2016

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company, headquartered in San Francisco, California. CSC was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2016, the Company had $2.78 trillion in client assets, 10.2 million active brokerage accounts, 1.5 million corporate retirement plan participants, and 1.1 million banking accounts.

Significant business subsidiaries of CSC include the following:

•

Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with over 335 domestic branch offices in 46 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England, and serves clients in Hong Kong through one of CSC’s subsidiaries;

•	Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a federal savings bank located in Nevada; and
•

Charles Schwab Investment Management, Inc. (CSIM), which is the investment advisor for Schwab’s proprietary mutual funds, referred to as the Schwab Funds®, and Schwab’s exchange-traded funds (ETFs), referred to as the Schwab ETFs™.

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services, retirement plan services, and other corporate brokerage services. The Advisor Services segment provides custodial, trading, banking, and support services as well as retirement business services. These services are further described in the segment discussion below.

As of December 31, 2016, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 16,200 full-time employees.

Business Acquisition

In December 2012, the Company acquired ThomasPartners, Inc.,  (ThomasPartners®) a growth and dividend income-focused asset management firm.

Business Strategy and Competitive Environment

Schwab was founded on the belief that average Americans deserve access to a better investing experience. Although much has changed in the intervening years, the Company’s purpose remains clear – to champion every client’s goals with passion and integrity. Guided by this purpose and the aspiration of creating the most trusted leader in investment services, management has adopted a strategy described as “Through Clients’ Eyes.”

Under this approach, the Company’s strategic goals are focused on putting clients’ perspectives, needs, and desires at the forefront. Because investing plays a fundamental role in building financial security, the Company strives to deliver a better investing experience for its clients – individual investors and the people and institutions who serve them – by disrupting longstanding industry practices on their behalf and providing superior service. The Company aims to offer a broad range of products and solutions to meet client needs with a focus on transparency and value. In addition, management works to couple the Company’s scale and resources with ongoing expense discipline to keep costs low and ensure that products and solutions are affordable as well as responsive to client needs. Finally, the Company aims to maximize its market valuation and stockholder returns over time.

Management estimates that investable wealth in the U.S. currently exceeds $30 trillion, which means the Company’s $2.78 trillion in client assets represent a market share of less than ten percent, leaving substantial opportunity for growth. The

-  1  -

THE CHARLES SCHWAB CORPORATION

Company’s strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue and, along with expense discipline, generating earnings growth and building long-term stockholder value.

Within Investor Services, the Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms, as well as banks and trust companies. In the Advisor Services arena, the Company competes with institutional custodians, traditional and discount brokers, banks and investment advisory firms and trust companies.

Across both segments, the Company’s key competitive advantages are:

•

Scale and Size of the Business  - As one of the largest investment services firms in the United States (U.S.), the Company is able to spread operating costs and amortize new investments over a large base of clients and has the resources to evolve capabilities to meet client needs.

•

Operating Efficiency - Coupled with scale, the Company’s operating efficiency and sharing of infrastructure across different businesses creates a cost advantage that enables the Company to competitively price products and services while profitably serving many different client channels.

•

Operating Structure - Adding bank and asset management capabilities to the broker-dealer helps the Company serve a wider array of client needs, thereby deepening client relationships, enhancing the stability of client assets, and enabling diversified revenue streams.

•

Brand and Corporate Reputation  - In an industry dependent on trust, the Company’s reputation and brand across multiple constituents enables it to attract clients and employees while credibly introducing new products to the market.

•	Service Culture - Delivering a great client experience earns the trust and loyalty of clients and increases the likelihood that those clients will refer others.
•	Willingness to Disrupt - The Company’s willingness to challenge the status quo to benefit clients fosters innovation and continuous improvement, which helps to attract more clients and assets.

Sources of Net Revenues

The Company’s major sources of net revenues are net interest revenue, asset management and administration fees, and trading revenue. These revenue streams are supported by the Company’s combination of bank, broker-dealer and asset management operating subsidiaries, each of which brings specific capabilities that enable the Company to provide clients with the products and services they  are looking for.

Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources, the majority of which is derived from client cash balances held by the Company as part of the clients’ overall relationship with the Company. While certain client cash balances are held on the broker-dealer’s balance sheet or swept to money market funds, a substantial amount of existing cash balances and most new client cash inflows are swept to Schwab Bank, which also offers clients checking and savings account capabilities. Over time, as supporting capital is available, the Company has been directing a growing proportion of client cash sweep balances to Schwab Bank relative to those going to the broker-dealer or money market funds. This shift has been effected through changes to default sweep options and the periodic bulk transfer of larger balances. Schwab Bank provides these balances with access to Federal Deposit Insurance Corporation (FDIC) insurance protection, as allowed, and provides the Company with greater flexibility in terms of options for investing the cash and administering the interest rate paid on client deposits. Optimizing the return on client sweep cash as part of net interest revenue supports the Company’s efforts to offer clients the best possible value in the areas most important to them across their overall relationship with the Company.

The Company generates the majority of its asset management and administration fees through its proprietary and third-party mutual fund and ETF offerings, as well as fee-based advisory solutions; a portion of these fees comes from client cash balances placed in the Company’s money market mutual funds.

The Company generates trading revenue through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs, as well as principal transaction revenue earned primarily from actions to support client trading in fixed income securities.

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

•

Banking – checking and savings accounts, certificates of deposit, first lien residential real estate mortgage loans (First Mortgages), home equity loans and lines of credit (HELOCs), and pledged asset lines (PALs); and

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services.

The Company’s full array of investing services is made available through its two segments – Investor Services and Advisor Services. The Company’s major sources of revenues are generated by both of the Company’s reportable segments. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the Company’s reportable segments are the same as those described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” (Item 8) – Note 2. For financial information related to the Company’s reportable segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations” (Item 7) and Item 8 – Note 23.

Investor Services

Through the Investor Services segment, the Company offers individual investors a multi-channel service delivery model, which includes online, mobile, telephone, and branch capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the Company. Financial Consultants (FCs) in Schwab’s branches and regional telephone service centers focus on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. Management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an  independent registered investment advisor (RIA) in the Schwab Advisor Network® – is a competitive strength compared to the more fragmented or limited offerings of other firms. The Company has been expanding advice offerings over time in response to client needs to provide a compelling and often disruptive solution in the marketplace.

The Company’s service delivery model provides quick and efficient access to an extensive array of information, research, tools, trade execution, and administrative services, which clients can access according to their needs. For example, clients that trade more actively can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists and integrated product offerings. Individuals investing for retirement through 401(k) plans can take advantage of the Company’s bundled offering of multiple investment choices, education, and third-party advice. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships by complementing these capabilities with a range of investment and banking products.

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

-  3  -

THE CHARLES SCHWAB CORPORATION

Clients may seek specific investment recommendations, either from time to time or on an ongoing basis. The Company provides clients seeking advice with personalized solutions. The Company’s approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab’s delivery channels.

Schwab Private Client™ features a personal advice relationship with a designated Portfolio Consultant (PC), supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution.

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company provides investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios™ and Windhaven Investment Management, Inc. (Windhaven®), or equity securities and ETFs through ThomasPartners programs. The Company also refers investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. Schwab Intelligent Portfolios®, available since 2015, are for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. In addition, clients who want the assistance of an independent professional in managing their financial affairs may be referred to RIAs in the Schwab Advisor Network. These RIAs provide personalized portfolio management, financial planning, and wealth management solutions.

To meet the specific needs of clients who actively trade, Schwab and optionsXpress, Inc. (optionsXpress) both offer integrated web- and software-based trading platforms, which incorporate intelligent order routing technology, real-time market data, options trading, premium stock and futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management and decision support tools, and dedicated personal support.

For U.S. clients wishing to invest in foreign equities, the Company offers a suite of global investing capabilities, including online access to certain foreign equity markets with the ability to trade in their local currencies. In addition, the Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. In the U.S., the Company serves Mandarin-, Cantonese-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices, web-based and telephonic services.

The Investor Services segment also includes the Retirement Plan Services, Stock Plan Services, Compliance Solutions, Mutual Fund Clearing Services and Off-Platform Sales business units.

Retirement Plan Services offers a bundled 401(k) retirement plan product that provides plan sponsors a wide array of investment options, trustee or custodial services, and participant-level recordkeeping. Plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In addition to an open architecture investment platform, the Company offers a unique 401(k) plan utilizing low cost index mutual funds and ETFs, combined with a managed investing service to help participants reach their retirement goals. Services also include support for Roth 401(k) accounts, profit sharing and defined benefit plans. The Company provides a robust suite of tools to plan sponsors to manage their plans, including plan-specific reports, studies and research, access to legislative updates and benchmarking reports that provide perspective on their plan’s features compared with overall industry and segment-specific plans. Participants in bundled plans serviced by the Company receive targeted education materials, have access to electronic tools and resources, may attend onsite and virtual seminars, and can receive third-party advice. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates.

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

Compliance Solutions provides software and services for compliance departments of regulated companies and firms with special requirements to monitor employee personal trading, including trade surveillance technology.

-  4  -

THE CHARLES SCHWAB CORPORATION

Mutual Fund Clearing Services provides custody, recordkeeping, and trading services to banks, brokerage firms and trust companies.

Off-Platform Sales offers proprietary mutual funds, ETFs, and collective trust funds outside the Company.

Advisor Services

Through the Advisor Services segment, the Company is the largest provider of custodial, trading, banking, and support services to RIAs. It also provides retirement business services to independent retirement advisors and recordkeepers. Management believes that its Advisor Services segment can maintain its market leadership position primarily through the efforts of its sales, support, and business consulting service teams, which are dedicated to helping RIAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, Advisor Services utilizes technology to provide RIAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Advisor Services sponsors a variety of national, regional, and local events designed to help RIAs identify and implement better ways to expand and efficiently manage their practices.

RIAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information as well as trading capabilities. The Advisor Services website is the core platform for RIAs to conduct daily business activities online with Schwab, including viewing and managing client account information and accessing news and market information. The website provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, checking status and communicating with the Company’s service team. The site provides multi-year archiving of statements, trade confirms, and tax reports, along with document search capabilities.

To help RIAs grow and manage their practices, the Company offers a variety of services, including business management and technology and operations consulting on a variety of topics critical to an RIA’s success including strategic business planning, client segmentation, growth strategies, technological strategies and succession planning. The Advisor Services website provides interactive tools, educational content, and research reports to assist advisors thinking about establishing and managing their own independent practices.

The Company offers an array of services to help advisors establish their own independent practices through the Business Start-up Solutions package. These services include access to dedicated service teams and outsourcing of back-office operations, as well as third-party firms who provide assistance with real estate, errors and omissions insurance, and company benefits.

The Company offers a variety of educational materials, programs, and events to RIAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. The Company updates and shares market research on an ongoing basis, and it holds a series of events and conferences every year to discuss topics of interest to RIAs, including business strategies and best practices. The Company sponsors the annual IMPACT® conference, which provides a national forum for the Company, RIAs, and other industry participants to gather and share information and insights, as well as a multitude of smaller events across the country each year.

RIAs and their clients have access to a broad range of the Company’s products and services, including individual securities, mutual funds, ETFs, managed accounts, and cash products.

The Advisor Services segment also includes the Retirement Business Services and Corporate Brokerage Retirement Services business units. Retirement Business Services provides trust, custody, and retirement business services to independent retirement plan advisors and independent recordkeepers. Plan assets are held at the Business Trust division of Schwab Bank. The Company and independent retirement plan providers work together to serve plan sponsors; combining the consulting and administrative expertise of the administrator with the Company’s investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans.

Corporate Brokerage Retirement Services serves plan sponsors, advisors and independent recordkeepers seeking a brokerage-based account to hold retirement plan assets. Plans held at Schwab are either self-trusteed or trusteed by a separate, independent trustee. Corporate Brokerage Retirement Services also offers the Schwab Personal Choice Retirement Account®,

-  5  -

THE CHARLES SCHWAB CORPORATION

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

Holding Company and Bank Regulation

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (Federal Reserve), and Schwab Bank is regulated, supervised, and examined by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), and the FDIC. CSC and Schwab Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

This regulatory framework is designed to protect depositors and consumers, the safety and soundness of depository institutions and their holding companies, and the stability of the banking system as a whole. This framework affects the activities and investments of CSC, Schwab Bank and CSC’s non-bank subsidiaries and gives the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies.

Financial Regulatory Reform

Following the enactment of Dodd-Frank, the federal banking agencies have adopted a number of implementing regulations and other regulatory reforms that are significant for CSC and Schwab Bank. These regulations are highlighted below.

Basel III Capital and Liquidity Framework

In 2013, the U.S. Federal banking agencies adopted strengthened regulatory capital requirements for U.S. banking organizations consistent with Basel III (Final Regulatory Capital Rules). The Final Regulatory Capital Rules established Common Equity Tier 1 (CET1) Capital as a new capital standard, increased minimum required risk-based capital ratios, narrowed the eligibility criteria for regulatory capital instruments, provided for new regulatory capital deductions and adjustments, and modified methods for calculating risk-weighted assets (the denominator of risk-based capital ratios). See Capital Management in Part II, Item 7, and Item 8 – Note 22 for more information on capital requirements.

The Final Regulatory Capital Rules provided for a one-time election which CSC and Schwab Bank made to exclude accumulated other comprehensive income (AOCI) from the calculation of all capital ratios. The Final Regulatory Capital Rules also introduced a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a capital conservation buffer of more than 2.5%, on a fully phased-in basis, in excess of all of its minimum risk-based capital ratio requirements.

The Final Regulatory Capital Rules provide for a “standardized approach” framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. Depository institutions and their holding companies with consolidated total assets of $250 billion or more, or total on-balance-sheet foreign exposures of $10 billion or more, are also required to calculate their regulatory capital and risk-weighted assets using an “advanced approaches” framework and must satisfy the minimum capital ratios under both approaches. Such companies must also maintain a minimum supplementary leverage ratio of at least 3.0% and are subject to certain other enhanced provisions. CSC and Schwab Bank are currently only subject to the “standardized approach” framework.

-  6  -

THE CHARLES SCHWAB CORPORATION

The new capital requirements under the Final Regulatory Capital Rules became effective in 2015, for CSC, which had not previously been subject to any consolidated capital requirements, and Schwab Bank.

In 2014, U.S. Federal banking agencies adopted an inter-agency rule that imposes a quantitative Liquidity Coverage Ratio (LCR) requirement on large banking organizations. Banking organizations with $250 billion or more in total consolidated assets or foreign exposures of $10 billion or more must hold High Quality Liquid Assets (HQLA) in an amount equal to at least 100% of their projected net cash outflows over the 30-day period. Other bank and savings and loan holding companies with total consolidated assets of $50 billion or more, such as CSC, are subject to a modified LCR rule requiring them to hold HQLA in an amount equal to at least 70% of their projected net cash outflows over the 30-day period. The modified LCR rule went into effect on January 1, 2016, with holding companies subject to the rule required to hold at least 90% of the necessary amount of HQLA in 2016 and at least 100% starting on January 1, 2017.

Capital Stress Testing

In 2012, the OCC issued final rules implementing provisions of Dodd-Frank that require national banks and federal savings associations with total consolidated assets of more than $10 billion to conduct annual company-run stress tests. Under the Dodd-Frank Act Stress Test (DFAST) rules, Schwab Bank must conduct annual stress tests using certain scenarios and prescribed stress-testing methodologies, report the results to the OCC and the Federal Reserve and publish a summary of the results of its stress tests. In July 2016, Schwab Bank submitted its company-run stress test results to the OCC. In October 2016, Schwab Bank publicly disclosed a summary of its stress test results under the severely adverse scenario prescribed by the OCC based upon a nine-quarter timeframe beginning on January 1, 2016 and ending on March 31, 2018. In its summary, Schwab Bank reported that its 7.1% Tier 1 leverage ratio at the beginning of the forecast period declined to a low of 6.7% during the nine-quarter forecast horizon and ended at 7.2%.

Under the Federal Reserve’s DFAST regulations, CSC will be required to conduct its first stress test using financial statement data as of December 31, 2016, report the results of that stress test to the Federal Reserve by April 5, 2017, and publicly disclose a summary of its stress test results between June 15 and June 30, 2017. CSC is not subject to the annual Comprehensive Capital Analysis and Review (CCAR) process, which requires certain financial institutions to submit annual capital plans to the Federal Reserve. CSC has been taking steps to implement stress testing policies, procedures, systems, and governance structures that are designed to be consistent with regulatory expectations for a firm of its size and complexity.

Insured Depository Institution Resolution Plans

In 2011 and 2012, the FDIC issued rules requiring insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. Under these rules, Schwab Bank is required to file with the FDIC an annual resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors.

Consumer Financial Protection

In 2011, pursuant to Dodd-Frank, the CFPB began operations and was given broad rulemaking, supervisory and enforcement authority for a wide range of federal consumer protection laws relating to financial products. As a federal savings bank with $10 billion or more in consolidated total assets, Schwab Bank’s lending and deposit-taking activities are subject to regulation, supervision and examination by the CFPB. The CFPB has adopted many consumer protection rules since its creation and has additional authority to issue orders, guidance and policy statements, conduct examinations, and bring enforcement actions.

Deposit Insurance Assessments

The FDIC’s Deposit Insurance Fund (DIF) provides insurance coverage for certain deposits, generally up to $250,000 per depositor per account ownership type, and is funded by quarterly assessments on insured depository institutions. In 2011, the FDIC established a risk-based deposit premium assessment system that, for large insured depository institutions with at least $10 billion in total consolidated assets, such as Schwab Bank, uses a scorecard method based on a number of factors, including the institution’s regulatory ratings, asset quality and brokered deposits. The deposit insurance assessment base is calculated as average consolidated total assets minus average tangible equity.

-  7  -

THE CHARLES SCHWAB CORPORATION

The Dodd-Frank Act (i) raised the minimum reserve ratio for the DIF to 1.35% (from the former minimum of 1.15%) and (ii) required that the DIF’s reserve ratio reach 1.35% by September 30, 2020.

In March 2016, the FDIC issued a final rule imposing a flat-rate surcharge on the quarterly assessments of insured depository institutions with total assets of $10 billion or more to pay for the increase. The surcharge went into effect on July 1, 2016, at the same time as a scheduled reduction in the regular FDIC insurance. As a result, the Company is now subject to a 3 basis point regular assessment on its total assessment base (down from 5 basis points) and a new 4.5 basis point surcharge on the amount of its assessment base in excess of $10 billion.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) requires Schwab Bank’s primary federal bank regulatory agency, the OCC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings and the assessment is reviewed in connection with any acquisition, merger or branch office application.

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

Broker-Dealer and Investment Advisor Regulation

CSC’s principal broker-dealers are Schwab and optionsXpress. Schwab is registered as a broker-dealer with the United States Securities and Exchange Commission (SEC), the fifty states, the District of Columbia and Puerto Rico. optionsXpress is registered as a broker-dealer with the SEC, the fifty states, the District of Columbia, Puerto Rico, and the Virgin Islands. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab and optionsXpress are regulated by the Commodities Futures Trading Commission (CFTC) with respect to the commodity futures and trading activities they conduct as an introducing broker and futures commission merchant, respectively.

Much of the regulation of broker-dealers has been delegated to SROs. Schwab is a member of the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rulemaking Board (MSRB), NYSE Arca, and the Chicago Board Options Exchange (CBOE). optionsXpress is also a member of FINRA and the MSRB. In addition to the SEC, the primary regulators of Schwab and optionsXpress are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is Schwab and optionsXpress’s primary regulator for futures and commodities trading activities.

The principal purpose of regulating broker-dealers and investment advisors is the protection of clients and securities markets. The regulations cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers, and employees.

Schwab and optionsXpress are both subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. CSC itself is not a registered broker-dealer and it is not subject to the Uniform Net Capital Rule. If Schwab fails to maintain specified levels of net capital, such failure could constitute a default by CSC of certain debt covenants under its credit agreement.

The Uniform Net Capital Rule prohibits a broker-dealer subsidiary from paying cash dividends, making unsecured advances or loans or repaying subordinated loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000.

In addition to net capital requirements, as self-clearing broker-dealers, Schwab and optionsXpress are subject to cash deposit and collateral requirements with clearing houses, such as the Depository Trust & Clearing Corporation and Options Clearing

-  8  -

THE CHARLES SCHWAB CORPORATION

Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.

Financial Service Regulation

Bank Secrecy Act of 1970 and USA PATRIOT Act of 2001

CSC and its subsidiaries that conduct financial services activities are subject to the Bank Secrecy Act of 1970 (BSA), as amended by the USA PATRIOT Act of 2001, which requires financial institutions to develop and implement programs reasonably designed to achieve compliance with these regulations. The BSA and USA PATRIOT Act include a variety of monitoring, recordkeeping and reporting requirements (such as currency transaction reporting and suspicious activity reporting), as well as identity verification and client due diligence requirements which are intended to detect, report and/or prevent money laundering, and the financing of terrorism. In addition, CSC and various subsidiaries of the Company are subject to U.S. sanctions programs administered by the Office of Foreign Assets Control.

For additional information on Regulation, see Capital Management in Part II, Item 7 and Item 8 – Note 22.

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The Company’s SEC filings are available to the public over the Internet on the SEC’s website at https://www.sec.gov. You may read and copy any document that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at
1-800-SEC-0330.

On the Company’s website, https://www.aboutschwab.com, the Company posts the following filings after they are electronically filed with or furnished to the SEC: the Company’s annual reports on Form 10-K, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

In addition, the Company’s website also includes the Dodd-Frank stress test results and the Company’s regulatory capital disclosures based on Basel III.

All such filings are available free of charge either on the Company’s website or by request via email (investor.relations@schwab.com), telephone (415-667-7000), or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

Item 1A.	Risk Factors

The Company faces a variety of risks that may affect its operations, financial results, or stock price and many of those risks are driven by factors that the Company cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect the Company’s operations or financial results.

For a discussion of the Company’s risk management, including operational risk, compliance risk, credit risk, market risk, and liquidity risk, see Risk Management in Part II, Item 7.

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

Extensive regulation of the Company’s businesses may subject it to significant penalties or limitations on business activities.

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under federal, state, and foreign laws by governmental agencies, supervisory authorities and SROs. Such regulation continues to grow more extensive and complex, the costs and uncertainty related to complying with such regulations continue to increase, and regulatory proceedings continue to become more frequent and sanctions more severe. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions and the protection of clients. These regulations affect the Company’s business operations and impose capital, client protection and market conduct requirements.

In addition to specific banking laws and regulations, the Company’s banking regulators have broad discretion in connection with their supervisory and enforcement activities and examination policies and could require CSC and/or Schwab Bank to hold more capital, increase liquidity or limit their ability to pay dividends or CSC’s ability to repurchase shares. The banking regulators could also limit the Company’s ability to grow, including adding assets, launching new products, making acquisitions and undertaking strategic investments, could limit Schwab Bank’s ability to accept deposits swept from client brokerage accounts and brokered deposits and could prevent the Company from pursuing its business strategy.

Despite the Company’s efforts to comply with applicable legal requirements, there are a number of risks, particularly in areas where applicable laws or regulations may be unclear or where regulators could revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension, disqualification or expulsion, or other disciplinary sanctions, including limitations on the Company’s business activities, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, broker-dealer fiduciary duties and regulatory treatment of deposit accounts may directly affect the operation and profitability of the Company or its specific business lines. The profitability of the Company could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business the Company conducts, modifications to the Company’s business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to its compliance, risk management, treasury and operations functions.

While U.S. banking regulators have finalized many regulations to implement various provisions of Dodd-Frank and other financial reforms such as Basel III, implementation of the legislation is ongoing and significant rule-making and interpretations remain to be completed. For example, rules relating to a minimum net stable funding ratio (NSFR), which will require financial institutions to have a stable funding structure over a one-year horizon, have been proposed but have not yet been finalized. In addition, the SEC was given discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail clients but has not yet made any rule proposals. The Company has incurred and will

-  10  -

THE CHARLES SCHWAB CORPORATION

continue to incur significant additional costs and expend a significant amount of time as it develops and integrates appropriate systems and procedures to comply with the rule-making, and then monitors, supports and refines those systems and procedures.

Failure to meet capital adequacy and liquidity guidelines could affect the Company’s financial condition.

CSC, together with Schwab Bank and its broker-dealer subsidiaries, must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of the Company’s capital and the Company’s internal assessment of its capital needs. The Uniform Net Capital Rule limits Schwab’s ability to transfer capital to CSC and other affiliates. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how the Company utilizes its capital, including paying dividends and stock repurchases, and may require the Company to increase its capital and/or liquidity or to limit its growth. Failure by either CSC or Schwab Bank to meet its minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on the Company. In addition, failure by CSC or Schwab Bank to maintain a sufficient amount of capital to satisfy its capital conservation buffer requirements (as phased in) would result in restrictions on the Company’s ability to make capital distributions and discretionary cash bonus payments to executive officers. Any requirement that the Company increase its regulatory capital, replace certain capital instruments which presently qualify as Tier 1 capital, or increase regulatory capital ratios or liquidity, could require the Company to liquidate assets, deleverage or otherwise change its business and/or investment plans, which may adversely affect its financial results. Issuing additional common stock would dilute the ownership of existing stockholders.

With $223 billion in consolidated total assets at December 31, 2016, the Company is currently only subject to the “standardized approach” framework of the Basel III capital and liquidity requirements. When the Company’s consolidated total assets equal or exceed $250 billion, the Company will become subject to the “advanced approaches” framework, including being subject to a supplementary leverage ratio, the inclusion of AOCI in regulatory capital, the unmodified LCR, enhanced Basel III disclosures, and a more complex calculation of risk weighted assets that includes an assessment of the impact of operational risk. In addition, federal banking agencies have broad discretion and could require CSC or Schwab Bank to hold higher levels of capital or increase liquidity above the applicable regulatory requirements.

For a discussion of the Company’s Liquidity and Capital Management, see Risk Management and Capital Management in Part II, Item 7 and Item 8 – Note 22.

Significant interest rate changes could affect the Company’s profitability.

The direction and level of interest rates are important factors in earnings. A decline in interest rates may have a negative impact on the Company’s net interest revenue. A low interest rate environment may also have a negative impact on the Company’s asset management and administration fee revenues if the Company has to waive a portion of its management fees for certain Schwab-sponsored money market mutual funds in order to continue providing a positive return to clients.

Overall, the Company is positioned to benefit from a rising interest rate environment. A rise in interest rates may cause the Company’s funding costs to increase if market conditions or the competitive environment forces the Company to raise its interest rates to avoid losing deposits. Higher funding costs without offsetting increases in yields on interest-earning assets can reduce the Company’s net interest revenue.

For additional information on the Company’s net interest revenue, see Results of Operations and Risk Management in Part II, Item 7.

Security breaches of the Company’s systems, or those of its clients or third parties, may subject the Company to significant liability and damage the Company’s reputation.

The Company’s business involves the secure processing, storage and transmission of confidential information about the Company and its clients. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers and other external parties, including foreign state actors. The Company’s systems and those of other financial institutions have been and are likely to continue to be the target of cyber attacks, malicious code, computer viruses

-  11  -

THE CHARLES SCHWAB CORPORATION

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

The Company must process, record and monitor a large number of transactions and its operations are highly dependent on the integrity of its technology systems and its ability to make timely enhancements and additions to its systems. System interruptions, errors or downtime can result from a variety of causes, including changes in client use patterns, technological failure, changes to its systems, linkages with third-party systems and power failures and can have a significant impact on the Company’s business and operations. The Company’s systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for asset management, capital planning and management, risk management, stress testing and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, cyber attacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events. For example, the Company and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. It could take an extended period of time to restore full functionality to the Company’s technology or other operating systems in the event of an unforeseen occurrence, which could affect the Company’s ability to process and settle client transactions. Moreover, instances of fraud or other misconduct might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that the Company will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of its vendors or other third parties.

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

-  12  -

THE CHARLES SCHWAB CORPORATION

A significant decrease in the Company’s liquidity could negatively affect the Company’s business and financial management as well as reduce client confidence in the Company.

Maintaining adequate liquidity is crucial to the business operations of the Company, including margin lending, mortgage lending, and transaction settlement, among other liquidity needs. The Company meets its liquidity needs primarily through cash generated by client activity and operating earnings, as well as cash provided by external financing. Fluctuations in client cash or deposit balances, as well as changes in regulatory treatment of client deposits or market conditions, may affect the Company’s ability to meet its liquidity needs. A reduction in the Company’s liquidity position could reduce client confidence in the Company, which could result in the loss of client accounts, or could cause the Company to fail to satisfy its liquidity requirements, including the modified LCR. In addition, if the Company’s broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the subsidiaries’ operations or their ability to upstream funds to CSC, which could reduce CSC’s liquidity and adversely affect its ability to repay debt and pay cash dividends. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect the Company’s liquidity position include Schwab having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, unanticipated outflows of company cash, fluctuations in cash held in banking or brokerage client accounts, a dramatic increase in the Company’s client lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in the Company.

When cash generated by client activity and operating earnings is not sufficient for the Company’s liquidity needs, the Company may seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC and Schwab maintain committed and uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

The Company may suffer significant losses from its credit exposures.

The Company’s businesses are subject to the risk that a client, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. While the Company has policies and procedures designed to manage this risk, the policies and procedures may not be fully effective. The Company’s exposure mainly results from margin lending, clients’ options trading, futures activities, securities lending, mortgage lending, pledged asset lending, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds the Company sponsors.

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

The Company has exposure to credit risk associated with its investments. Those investments are subject to price fluctuations as a result of changes in the financial market’s assessment of credit quality. Loss of value of securities can negatively affect earnings if management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment (OTTI) exists is a matter of judgment, which includes the assessment of several factors. If management determines that a security is OTTI, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Deterioration in the performance of available for sale (AFS) and held to maturity (HTM) securities could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if the Company was ever forced to sell the security sooner than intended prior to maturity due to liquidity needs, the Company would have to recognize any unrealized losses at that time. See Critical Accounting Estimates in Part II, Item 7 for additional information.

-  13  -

THE CHARLES SCHWAB CORPORATION

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

The financial services industry faces significant litigation and regulatory risks. The Company is subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

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

Actions brought against the Company may result in settlements, awards, injunctions, fines, penalties or other results adverse to the Company including reputational harm. Even if the Company is successful in defending against these actions, the defense of such matters may result in the Company incurring significant expenses. A substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results or cash flows for a particular future period, depending on the Company’s results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. See Item 8 – Note 14 for more information on contingencies.

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

-  14  -

THE CHARLES SCHWAB CORPORATION

Potential strategic transactions could have a negative impact on the Company’s financial position.

The Company evaluates potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on the Company’s financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. In addition, an acquisition may cause the Company to assume liabilities or become subject to litigation or regulatory proceedings. Further, the Company may not realize the anticipated benefits from an acquisition, and any future acquisition could be dilutive to the Company’s current stockholders’ percentage ownership or to earnings per common share (EPS).

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

The Company continually monitors its pricing in relation to competitors and periodically adjusts trade commission rates, interest rates on deposits and loans, fees for advisory services, expense ratios on mutual funds and ETFs and other pricing to enhance its competitive position. Increased price competition from other financial services firms, such as reduced commissions to attract trading volume or higher deposit rates to attract client cash balances, could impact the Company’s results of operations and financial condition.

The Company faces competition in hiring and retaining qualified employees.

The market for qualified personnel in the Company’s business is highly competitive. At various times, different functions and roles are in especially high demand in the market, compelling the Company to pay more to attract talent. The Company’s ability to continue to compete effectively will depend upon its ability to attract new employees and retain existing employees while managing compensation costs.

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

CSC’s certificate of incorporation authorizes CSC’s Board of Directors, among other things, to issue additional shares of common or preferred stock or securities convertible or exchangeable into equity securities, without stockholder approval.

-  15  -

THE CHARLES SCHWAB CORPORATION

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

December 31, 2016	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
San Francisco, CA	678	-
Service and other office space:
Phoenix, AZ	28	721
Denver, CO	-	731
Austin, TX	219	191
Indianapolis, IN	-	275
Orlando, FL	148	-
Richfield, OH	-	117
El Paso, TX	-	105
Chicago, IL	83	-
Dallas, TX	56	-

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers support both of the Company’s segments.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see Item 8 – Note 14.

Item 4.	Mine Safety Disclosures

Not applicable.

-  16  -

THE CHARLES SCHWAB CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer
Purchases of Equity Securities

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2017, was 6,366. The closing market price per share on that date was $41.24.

The quarterly high and low sales prices for CSC’s common stock and the other information required to be furnished pursuant to this item are included in Item 8 – Note 19 and Note 25.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2011	2012	2013	2014	2015	2016
The Charles Schwab Corporation	$100	$130	$238	$279	$307	$371
Standard & Poor’s 500 Index	$100	$116	$154	$175	$177	$198
Dow Jones U.S. Investment Services Index	$100	$127	$205	$235	$234	$295

-  17  -

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

At December 31, 2016, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the fourth quarter. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2016:

	Total Number of	Average
	Shares Purchased	Price Paid
Month	(in thousands)	per Share
October:
Employee transactions (1)	5	$31.64
November:
Employee transactions (1)	894	$31.56
December:
Employee transactions (1)	2	$39.33
Total:
Employee transactions (1)	901	$31.58

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

-  18  -

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year (1)	1-Year
	2012-2016	2015-2016	2016	2015	2014	2013	2012
Results of Operations
Net revenues	11%	17%	$7,478	$6,380	$6,058	$5,435	$4,883
Expenses excluding interest	7%	9%	$4,485	$4,101	$3,943	$3,730	$3,433
Net income	19%	31%	$1,889	$1,447	$1,321	$1,071	$928
Net income available to common stockholders	19%	28%	$1,746	$1,364	$1,261	$1,010	$883
Earnings per common share:
Basic	18%	27%	$1.32	$1.04	$.96	$.78	$.69
Diluted	17%	27%	$1.31	$1.03	$.95	$.78	$.69
Dividends declared per common share			$.27	$.24	$.24	$.24	$.24
Weighted average common shares outstanding:
Basic	1%	1%	1,324	1,315	1,303	1,285	1,274
Diluted	1%	1%	1,334	1,327	1,315	1,293	1,275
Asset management and administration fees as a
percentage of net revenues			41%	41%	42%	43%	42%
Net interest revenue as a percentage of net revenues			44%	40%	38%	36%	36%
Trading revenue as a percentage of net revenues			11%	14%	15%	17%	18%
Effective income tax rate			36.9%	36.5%	37.5%	37.2%	36.0%
Performance Measures
Net revenue growth			17%	5%	11%	11%	4%
Pre-tax profit margin			40.0%	35.7%	34.9%	31.4%	29.7%
Return on average common stockholders’ equity			14%	12%	12%	11%	11%
Financial Condition (at year end)
Total assets (2)	14%	22%	$223,383	$183,705	$154,635	$143,633	$133,609
Long-term debt (2)	15%	-	$2,876	$2,877	$1,892	$1,894	$1,624
Preferred stock	34%	91%	$2,783	$1,459	$872	$869	$865
Total stockholders’ equity	14%	23%	$16,421	$13,402	$11,803	$10,381	$9,589
Assets to stockholders’ equity ratio			14	14	13	14	14
Debt to total capital ratio			15%	18%	14%	15%	14%
Employee Information
Full-time equivalent employees (in thousands,
at year end)	4%	6%	16.2	15.3	14.6	13.8	13.8

(1)	The compounded 4-year growth rate is computed using the formula: Compound annual growth rate = (Ending Value / Beginning Value) .25 – 1.
(2)	Adjusted for the retrospective adoption of ASU 2015-03. See Item 8 –Note 2.

-  19  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “aim,” “target,” “seek”, “could,” “would,” “continue,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

The Company’s aim to maximize its market valuation and stockholder returns over time; the Company’s belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline, generates earnings growth and builds stockholder value; and the Company’s ability to pursue its business strategy and maintain its market leadership position; (see Business Strategy and Competitive Environment in Part I, Item 1);

•	The impact of legal proceedings and regulatory matters (see Legal Proceedings in Part I, Item 3 and Item 8 – Note 14);
•

The adjustment of rates paid on client-related liabilities; the stability, rate sensitivity, and duration of client-related liabilities; the opportunity to migrate non-rate sensitive cash in sweep money market funds to Schwab Bank; increasing the duration of interest-earning assets; and the Company’s positioning to benefit from an increase in interest rates and limit its exposure to falling rates; (see Net Interest Revenue in Part II, Item 7);

•	Sources of liquidity, capital, and level of dividends (see Liquidity Risk in Part II, Item 7);
•	Capital ratios (see Capital Management in Part II, Item 7);
•	The impact of changes in management’s estimates on the Company’s results of operations (see Critical Accounting Estimates in Part II, Item 7);
•	The expected impact of new accounting standards not yet adopted (see Item 8 – Note 2); and
•	The impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see Item 8 – Note 14).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations and trading activity;
•	The Company’s ability to attract and retain clients, develop trusted relationships, and grow client assets;
•	Client use of the Company’s investment advisory services and other products and services;
•	The level of client assets, including cash balances;
•	Competitive pressure on rates and fees;
•	Client sensitivity to interest rates;
•	Regulatory guidance;
•	Timing, amount, and impact of the migration of certain balances from brokerage accounts and sweep money market funds into Schwab Bank;
•	Capital and liquidity needs and management;
•	The Company’s ability to manage expenses;

-  20  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	The effect of adverse developments in litigation or regulatory matters and the extent of any related charges;
•	The availability and terms of external financing;
•	Potential breaches of contractual terms for which the Company has indemnification and guarantee obligations; and
•	The Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Risk Factors in Part I, Item 1A.

-  21  -

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

Client assets: The market value of all client assets in the Company’s custody and in the Company’s proprietary products, which includes both cash and securities. Average client assets are the daily average client asset balance for the period.

Client cash as a percentage of client assets: Calculated as money market fund balances, bank deposits, Schwab One® balances, and certain cash equivalents as a percentage of client assets.

Clients’ daily average trades: Includes daily average revenue trades by clients, trades by clients in asset-based pricing relationships, and all commission-free trades.

Commitments to extend credit: Legally binding agreements to extend credit for unused HELOCs,  PALs, and other lines of credit.

Common Equity Tier 1 Capital (CET1): The sum of common stock and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interests, less applicable regulatory adjustments and deductions. The Company made a one-time election to opt-out of the requirement to include most components of AOCI in CET1 Capital.

Common Equity Tier 1 Risk-Based Capital Ratio: The ratio of CET1 Capital to total risk-weighted assets.

Core net new client assets: Net new client assets before significant one-time inflows or outflows, such as acquisitions/divestitures or extraordinary flows (generally greater than $10 billion) relating to a specific client.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act: Regulatory reform legislation signed into federal law in 2010 containing numerous provisions which expanded prudential regulation of large financial services companies.

Duration: The change in value of a financial instrument for a modeled 1% change in interest rates, expressed in years.

-  22  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Final Regulatory Capital Rules: Refers to the regulatory capital rules issued by U.S. banking agencies in 2013 that implemented Basel III and relevant provisions of Dodd-Frank, which apply to savings and loan holding companies, as well as federal savings banks. Implementation began on January 1, 2015.

First Mortgages: Refers to first lien residential real estate mortgage loans.

Full-time equivalent employees: Represents the total number of hours worked divided by a 40-hour work week for the following categories: full-time, part-time and temporary employees and persons employed on a contract basis.

High Quality Liquid Assets (HQLA): Assets with a high potential to be converted easily and quickly into cash.

Interest-bearing liabilities: Includes bank deposits, payables to brokerage clients, short-term borrowings, and long-term debt on which the Company pays interest.

Interest-earning assets: Includes cash and cash equivalents, cash and investments segregated, broker-related receivables, receivables from brokerage clients, investment securities, and bank loans on which the Company earns interest.

Investment grade: Defined as a rating equivalent to a Moody’s Investors Service (Moody’s) rating of “Baa” or higher, or a Standard & Poor’s Rating Group (Standard & Poor’s) or Fitch Ratings, Ltd (Fitch) rating of “BBB-” or higher.

Liquidity Coverage Ratio (LCR): The ratio of HQLA to projected net cash outflows during a 30-day stress scenario.

Loan-to-value (LTV) ratio: Calculated as the principal amount of a loan divided by the value of the collateral securing the loan.

Margin loans: Advances made to brokerage clients on a secured basis to purchase securities reflected in receivables from brokerage clients on the Company’s consolidated balance sheets.

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

Net Stable Funding Ratio (NSFR):  Measures an organization’s “available” amount of stable funding relative to its “required” amount of stable funding over a one-year time horizon.

New brokerage accounts: All brokerage accounts opened during the period, as well as any accounts added via acquisition.

Nonperforming assets: The total of nonaccrual loans and other real estate owned.

Order flow revenue: Net compensation received from markets and firms to which Schwab and optionsXpress send equity and options orders. Reflects rebates received for certain types of orders, minus fees paid for types of orders for which exchange fees or other charges apply.

Pledged Asset Line (PAL): A non-purpose revolving line of credit from Schwab Bank secured by eligible assets held in a separate pledged asset account maintained at Schwab.

Return on average common stockholders’ equity: Calculated as net income available to common stockholders annualized divided by average common stockholders’ equity.

-  23  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Risk-weighted assets: Primarily computed by assigning specific risk-weightings as specified by the U.S. federal banking agencies to assets and off-balance sheet instruments for capital adequacy calculations.

Tier 1 Capital: The sum of CET1 Capital and additional Tier 1 Capital instruments and related surplus, less applicable adjustments and deductions.

Tier 1 Leverage Ratio: Tier 1 Capital divided by adjusted average total consolidated assets for the quarter.

Trading days: Days in which the markets/exchanges are open for the buying and selling of securities. Early market closures are counted as half-days.

U.S. federal banking agencies: Refers to the Federal Reserve, the OCC, the FDIC, and the CFPB.

Uniform Net Capital Rule: Refers to Rule 15c3-1 under the Securities Exchange Act of 1934, which specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers.

-  24  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management of the Company focuses on several client activity and financial metrics in evaluating the Company’s financial position and operating performance. Management believes that metrics relating to net new and total client assets, as well as client cash levels and utilization of advisory services, offer perspective on the Company’s business momentum and client engagement. Data on new and total client brokerage accounts provides additional perspective on the Company’s ability to attract and retain new business. Management believes that net revenue growth, pre-tax profit margin, EPS, and return on average common stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns. Management considers expenses, excluding interest, as a percentage of average client assets to be a measure of operating efficiency. Finally, management believes the Consolidated Tier 1 Leverage Ratio is the most restrictive capital constraint currently imposed by regulators. Results for the years ended December 31, 2016, 2015, and 2014 are:

	Growth Rate
	1-Year
	2015-2016	2016	2015	2014
Client Metrics:
Net new client assets (in billions)	(10)%	$125.5	$139.4	$124.8
Core net new client assets (in billions) (1)	(7)%	$125.5	$134.7	$124.8
Client assets (in billions, at year end)	11%	$2,779.5	$2,513.8	$2,463.6
Average client assets (in billions)	3%	$2,614.7	$2,531.8	$2,384.0
New brokerage accounts (in thousands)	2%	1,093	1,070	972
Active brokerage accounts (in thousands, at year end)	4%	10,155	9,769	9,386
Assets receiving ongoing advisory services
(in billions, at year end)	12%	$1,401.4	$1,253.7	$1,228.1
Client cash as a percentage of client assets
(at year end)		13.0%	13.0%	12.3%
Company Financial Metrics:
Net revenues	17%	$7,478	$6,380	$6,058
Expenses excluding interest	9%	4,485	4,101	3,943
Income before taxes on income	31%	2,993	2,279	2,115
Taxes on income	33%	1,104	832	794
Net income	31%	$1,889	$1,447	$1,321
Preferred stock dividends and other	72%	143	83	60
Net income available to common stockholders	28%	$1,746	$1,364	$1,261
Earnings per common share – diluted	27%	$1.31	$1.03	$.95
Net revenue growth from prior year		17%	5%	11%
Pre-tax profit margin		40.0%	35.7%	34.9%
Return on average common stockholders’ equity		14%	12%	12%
Expenses excluding interest as a percentage of
average client assets		0.17%	0.16%	0.17%
Consolidated Tier 1 Leverage Ratio		7.2%	7.1%	N/A

(1)

2015 excludes an inflow of $6.1 billion to reflect the final impact of the consolidation of its retirement plan recordkeeping platforms, an inflow of $10.2 million relating to a mutual fund clearing services client, and an outflow of $11.6 billion relating to the Company’s planned resignation from an Advisor Services cash management relationship netting to an adjustment of ($4.7) billion.

N/A Not applicable.

The Company’s financial results are highly correlated to the general overall strength of economic conditions and, more specifically, to the direction of the U.S. equity and fixed income markets, interest rates, the mortgage lending markets and residential credit trends. These factors, as well as political and regulatory trends and industry competition, are unpredictable.

-  25  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

2016 Compared to 2015

In 2016, net income available to common stockholders increased $382 million, or 28%, from the prior year, resulting in diluted EPS of $1.31 in 2016 compared to $1.03 in 2015. Net revenues improved by $1.1 billion, or 17%, while expenses excluding interest increased $384 million, or 9%, compared to 2015.

Strong client momentum continued as the Company’s innovative, full-service model resonated with clients and drove growth during the year. The Company added 1.1 million new brokerage accounts to its client base during 2016, which contributed to bringing the total active brokerage accounts to 10.2 million by year-end. Core net new assets from new and existing clients totaled $125.5 billion in 2016, which helped grow total client assets to $2.78 trillion as of December 31, 2016. Also during 2016, investors increasingly turned to the Company’s advice offerings resulting in a 12% increase in client assets enrolled in one of the Company’s retail advisory solutions and those guided by independent advisors, to $1.40 trillion at the end of the year.

The Company expanded client assets by 11% during an environment that had periods of marked volatility, but ultimately included improving economic conditions. The Standard & Poor’s 500 Index ended 2016 10% higher than the prior year end. After years of ultra-low interest rates, the Federal Reserve’s move to increase the overnight federal funds target rate by 25 basis points in December 2015 helped throughout 2016; the Federal Reserve’s subsequent additional 25 basis point increase in December 2016 had little time to impact 2016 results. Other short-term rates also rose in 2016. The one-month London Interbank Offered Rate (LIBOR) improved 34 basis points to .77% at December 31, 2016 compared to December 31, 2015.

These external drivers and the solid client growth helped produce strong net revenue growth. The Company’s 17% net revenue growth was led by increased net interest revenue and asset management and administration fees, which more than offset lower revenue from trading and other revenue. Net interest revenue improved $797 million, or 32%, in 2016 compared to 2015 primarily due to a 21% increase in average interest earning assets and a 13 basis point improvement in the average net interest margin from year to year, to 1.73%. The lift in interest-earning assets was due to a combination of the Company’s ongoing asset gathering efforts, additional bulk transfers of client cash sweep balances from money market funds to Schwab Bank, and the designation of Schwab Bank as the default sweep option for virtually all new brokerage accounts as of June 2016. Asset management and administration fees improved $405 million, or 15%, primarily due to higher short-term interest rates affecting the yield on money market funds.

Strong net revenue growth provided room for increased investment in people and technology, resulting in a 9% expense growth for 2016. This increase allowed for a 780 basis point gap between net revenue and expense growth and a pre-tax profit margin of 40.0% in 2016, compared to 35.7% in 2015.

2015 Compared to 2014

In 2015, the Company’s net revenue and net income grew despite an environment that included significant equity market volatility and continued low interest rates. The Standard & Poor’s 500 Index declined as much as 9% during the year and ultimately ended the year down 1% when compared to the prior year. The overnight federal funds target rate increased 25 basis points in December 2015; however, the increase had limited effect on 2015 results. The year end 2015 one-month LIBOR yield improved 28 basis points to .43% compared to 2014. Long-term interest rates decreased in 2015 compared to the same period in 2014. The average 10-year U.S. Treasury yield during 2015 was 2.13%, 40 basis points lower than the average yield during 2014.

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

Growth in expenses excluding interest was limited to a 4% increase in 2015 primarily reflecting business growth related increases in compensation, benefits and other expenses.

The combined effect of market conditions, strong business growth, and the Company’s overall spending discipline resulted in a pre-tax profit margin of 35.7% in 2015.

Subsequent Event

On January 26, 2017, the Company announced that Mr. Peter Crawford, Executive Vice President – Finance, will succeed Mr. Joseph R. Martinetto as the Company’s Chief Financial Officer, effective May 16, 2017.

Mr. Martinetto will continue as Senior Executive Vice President at CSC, maintaining oversight of several functions including the Company’s banking, technology and operations units.

Current Regulatory Environment and Other Developments

In September 2016, the OCC issued final guidelines for recovery planning by national banks and federal savings banks with total consolidated assets of $50 billion or more. The guidelines require each bank to develop and maintain a recovery plan that describes how the bank will restore itself to financial health and viability in response to a wide range of external and internal financial and operational stress scenarios. The guidelines went into effect on January 1, 2017, and Schwab Bank has until the end of 2017 to develop and prepare a recovery plan.

In May 2016, the Federal Reserve, the OCC and the FDIC jointly issued a notice of proposed rulemaking that would impose a minimum NSFR on certain banking organizations, including CSC. The effective date of the rule would be January 1, 2018. The comment period for the proposed rule ended on August 5, 2016 and the impact to the Company cannot be assessed until the final rule is released.

In October 2015, the Federal Reserve issued a notice of proposed rulemaking on Total Loss-Absorbing Capacity and long-term debt that, among other things, would have required certain financial institutions that are subject to the Federal Reserve’s capital rules to deduct from their regulatory capital the amount of any investments in or exposure to unsecured debt issued by U.S. bank holding companies identified as global systemically important banking organizations (GSIBs). In December 2016, the Federal Reserve issued a final rule that did not include this regulatory capital deduction proposal. At the same time, the Federal Reserve did indicate its intent to work with the OCC and FDIC to develop a proposed interagency approach towards the regulatory capital treatment of GSIB unsecured debt. The Company will evaluate any such proposal when it is issued.

-  27  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Net Revenues

Year Ended December 31,		2016		2015		2014
			% of		% of		% of
	Growth Rate		Total Net		Total Net		Total Net
	2015-2016	Amount	Revenues	Amount	Revenues	Amount	Revenues
Asset management and administration fees
Mutual fund and ETF service fees	25%	$1,853	25%	$1,479	23%	$1,413	23%
Advice solutions	2%	915	12%	898	14%	840	14%
Other	5%	287	4%	273	4%	280	5%
Asset management and administration fees	15%	3,055	41%	2,650	41%	2,533	42%
Net interest revenue
Interest revenue	31%	3,493	46%	2,657	42%	2,374	39%
Interest expense	30%	(171)	(2)%	(132)	(2)%	(102)	(1)%
Net interest revenue	32%	3,322	44%	2,525	40%	2,272	38%
Trading revenue
Commissions	(5)%	779	10%	822	13%	857	14%
Principal transactions	5%	46	1%	44	1%	50	1%
Trading revenue	(5)%	825	11%	866	14%	907	15%
Other	(17)%	271	4%	328	5%	343	5%
Provision for loan losses	(55)%	5	-	11	-	4	-
Net impairment losses on securities	-	-	-	-	-	(1)	-
Total net revenues	17%	$7,478	100%	$6,380	100%	$6,058	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund and ETF service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund and ETF service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Asset management and administration fees are based upon the daily balances of client assets invested in these funds and do not include securities lending revenues earned by proprietary mutual funds and ETFs, as those amounts, net of program fees, are credited to the fund shareholders. The fair values of client assets included in proprietary and third-party mutual funds and ETFs are based on quoted market prices and other observable market data.

The Company also earns asset management fees for advice solutions, which include managed portfolios, specialized strategies and customized investment advice. Other asset management and administration fees include various asset-based fees such as trust fees, 401(k) recordkeeping fees, mutual fund clearing fees, collective trust fund fees, and non-balance based service and transaction fees.

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity. For a discussion of the impact of current market conditions on asset management and administration fees, see Risk Management in Part II, Item 7.

-  28  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource®:

	Schwab Money			Schwab Equity and			Mutual Fund
	Market Funds			Bond Funds and ETFs			OneSource®
Year Ended December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014
Balance at beginning of period	$166,148	$167,909	$167,738	$102,112	$88,450	$71,249	$207,654	$234,381	$234,777
Net inflows (outflows)	(2,765)	(1,947)	287	13,858	15,542	11,398	(22,469)	(23,014)	(8,925)
Net market gains (losses) and other	112	186	(116)	9,843	(1,880)	5,803	13,739	(3,713)	8,529
Balance at end of period	$163,495	$166,148	$167,909	$125,813	$102,112	$88,450	$198,924	$207,654	$234,381

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2016			2015			2014
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds
before fee waivers	$164,120	$962	0.59%	$161,381	$947	0.59%	$164,564	$957	0.58%
Fee waivers		(224)			(672)			(751)
Schwab money market funds	164,120	738	0.45%	161,381	275	0.17%	164,564	206	0.13%
Schwab equity and bond funds and ETFs	115,849	217	0.19%	102,486	217	0.21%	83,916	192	0.23%
Mutual Fund OneSource®	199,389	676	0.34%	225,347	764	0.34%	236,003	805	0.34%
Other third-party mutual funds and ETFs (1)	254,584	222	0.09%	251,491	223	0.09%	241,314	210	0.09%
Total mutual funds and ETFs (2)	$733,942	1,853	0.25%	$740,705	1,479	0.20%	$725,797	1,413	0.19%
Advice solutions (2) :
Fee-based	$177,409	915	0.52%	$172,302	898	0.52%	$160,721	840	0.52%
Intelligent Portfolios	8,377	-	-	3,274	-	-	-	-	-
Legacy Non-Fee	16,969	-	-	16,463	-	-	15,794	-	-
Total advice solutions	$202,755	915	0.45%	$192,039	898	0.47%	$176,515	840	0.48%
Other balance-based fees (3)	339,071	235	0.07%	324,701	226	0.07%	297,499	234	0.08%
Other (4)		52			47			46
Total asset management
and administration fees		$3,055			$2,650			$2,533

(1)	Includes Schwab ETF OneSourceTM.
(2)	Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(3)	Includes various asset-based fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(4)	Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $405 million, or 15%, in 2016 from 2015, and by $117 million, or 5%, in 2015 from 2014. The increases in both years were due to higher net yields on money market fund assets as short-term interest rates rose in 2016 and 2015,  and growth in client assets enrolled in advisory offers, partially offset by a reduction in client assets in Mutual Fund OneSource.

The average fee rate on advice solutions decreased in 2016 and 2015 from the prior years primarily due to the growth in Intelligent Portfolios, which do not charge advisory fees.

Net Interest Revenue

The Company’s primary interest-earning assets include cash and cash equivalents; segregated cash and investments; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities, and changes in prepayment levels for mortgage-related securities and loans. Fees earned on securities borrowing and lending activities, which are conducted by the

-  29  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company’s broker-dealer subsidiaries on assets held in client brokerage accounts, are included in other interest revenue and expense.

The Company’s interest-bearing liabilities include bank deposits, payables to brokerage clients, short-term borrowings, and long-term debt. The Company establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Client-related liabilities have historically been very stable and are largely expected to remain so. Given the stability and low rate sensitivity of these liabilities, management believes their duration is relatively long, somewhere in excess of three and a half years.

Management believes that the extended period of extraordinarily low interest rates running from the financial crisis to the present has likely resulted in certain sweep cash balances retaining some level of latent rate sensitivity. To the extent short-term rates increase, management expects some sweep cash balances to migrate to purchased money market funds or other higher-yielding alternatives. At the same time, the Company will retain the opportunity to migrate the remaining non-rate sensitive cash in sweep money market funds to Schwab Bank.

Management has positioned the Company to benefit from an increase in interest rates, especially short-term interest rates, by managing the duration of interest-earning assets to be shorter than that of interest-bearing liabilities, so that asset yields will move faster than liability costs.

In order to keep the Company’s interest-rate sensitivity within established limits, management monitors and responds to changes in the balance sheet. As the Company builds its client base, it attracts a significant amount of new client sweep cash, which, along with the bulk transfer of existing sweep cash balances from money market funds, is a primary driver of balance sheet growth. As the proportion of sweep cash balances to total liabilities has grown, the measured duration of liabilities has grown as well. By increasing the duration of interest-earning assets as necessary, management has kept the Company positioned to continue to gain from increasing rates while limiting its exposure to falling rates to an acceptable level. Management currently manages the balance sheet so that just over half of the Company’s investment securities and loans re-price or reset based on short-term interest rates such as one-month LIBOR.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Cash and cash equivalents	$11,143	$57	0.51%	$9,358	$24	0.26%	$7,179	$16	0.22%
Cash and investments segregated	20,104	93	0.46%	18,606	31	0.17%	20,268	24	0.12%
Broker-related receivables (1)	558	1	0.22%	274	-	0.07%	325	-	0.09%
Receivables from brokerage clients	15,001	497	3.31%	15,212	502	3.30%	13,778	482	3.50%
Available for sale securities (2)	72,586	883	1.22%	62,249	629	1.01%	52,057	546	1.05%
Held to maturity securities	57,451	1,402	2.44%	38,280	957	2.50%	32,361	828	2.56%
Bank loans	14,715	400	2.72%	13,973	369	2.64%	12,906	355	2.75%
Total interest-earning assets	191,558	3,333	1.74%	157,952	2,512	1.59%	138,874	2,251	1.62%
Other interest revenue		160			145			123
Total interest-earning assets	$191,558	$3,493	1.82%	$157,952	$2,657	1.68%	$138,874	$2,374	1.71%
Funding sources:
Bank deposits	$141,432	$37	0.03%	$113,464	$29	0.03%	$95,842	$30	0.03%
Payables to brokerage clients	26,311	3	0.01%	25,651	2	0.01%	26,731	2	0.01%
Short-term borrowings (1,3)	1,864	9	0.48%	21	-	0.27%	5	-	0.15%
Long-term debt (4)	2,876	104	3.62%	2,717	92	3.39%	1,893	73	3.86%
Total interest-bearing liabilities (4)	172,483	153	0.09%	141,853	123	0.09%	124,471	105	0.08%
Non-interest-bearing funding sources (3)	19,075			16,099			14,403
Other interest expense		18			9			(3)
Total funding sources	$191,558	$171	0.09%	$157,952	$132	0.08%	$138,874	$102	0.07%
Net interest revenue		$3,322	1.73%		$2,525	1.60%		$2,272	1.64%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts calculated based on amortized cost.
(3)	Certain prior period amounts were reclassified to conform to the 2016 presentation.
(4)	Adjusted for the retrospective adoption of Accounting Standards Update (ASU) 2015-03. See Item 8 – Note 2.

Net interest revenue increased $797 million, or 32%, in 2016 from 2015 due primarily to higher interest-earning assets driven by growth in bank deposits. The Company has grown bank deposits through a combination of:

•	Gathering additional assets from new and current clients;
•	Transferring uninvested cash balances in certain client brokerage accounts to Schwab Bank; and
•	Establishing the Schwab Bank sweep feature as the default investment option for uninvested cash balances within all new brokerage accounts as of June 2016.

The Company has invested the cash from the growth in bank deposits and from recent short-term borrowings in investment securities. These incremental investments, coupled with an increase in short-term interest rates, have resulted in a 13 basis point improvement in the net interest margin to 1.73% in 2016.

Net interest revenue increased $253 million, or 11%, in 2015 from 2014 primarily due to higher average balances of interest-earning assets, partially offset by the effect of lower net interest margins. The growth in the average balances in bank deposits resulted from an increase in the uninvested cash balances in certain client brokerage accounts swept to Schwab Bank.

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

The following table presents trading revenue and the related drivers:

	Growth Rate
Year Ended December 31,	2015-2016	2016	2015	2014
Daily average revenue trades (in thousands)	-	291.6	292.0	298.2
Clients’ daily average trades (in thousands)	5%	561.8	536.9	516.8
Number of trading days	-	251.5	251.0	250.5
Average revenue per revenue trade	(5)%	$11.23	$11.83	$12.13
Trading revenue	(5)%	$825	$866	$907

Trading revenue decreased in both 2016 and 2015 by $41 million primarily due to a decrease in commission revenue as a result of lower commissions per revenue trade.

Daily average revenue trades remained relatively flat in 2016 from 2015. Daily average revenue trades decreased in 2015 from 2014 primarily due to a lower volume of equity trades. Average revenue per revenue trade decreased 5% in 2016 compared to 2015, due to a higher proportion of trades from active traders, who typically pay a lower commission rate, as well as increased client utilization of discounted trade offers. Average revenue per revenue trade decreased 2% in 2015 compared to 2014. Over time, the percentage of trading revenue has declined from a peak of 50%-60% of total net revenue in the early 1990s to the current low of 11% at December 31, 2016.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from the Company’s portfolio management solutions, exchange processing fees, and nonrecurring gains.

Other revenue decreased by $57 million, or 17%, in 2016 compared to 2015, primarily due to lower litigation proceeds of $16 million in 2016 compared to $75 million in 2015 related to the Company’s non-agency residential mortgage-backed securities (RMBS) portfolio. Order flow revenue was $103 million during both 2016 and 2015.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Growth Rate
Year Ended December 31,	2015-2016	2016	2015	2014
Compensation and benefits	10%	$2,466	$2,241	$2,184
Professional services	10%	506	459	457
Occupancy and equipment	13%	398	353	324
Advertising and market development	6%	265	249	245
Communications	2%	237	233	223
Depreciation and amortization	4%	234	224	199
Other	11%	379	342	311
Total expenses excluding interest	9%	$4,485	$4,101	$3,943
Expenses as a percentage of total net revenues:
Compensation and benefits		33%	35%	36%
Advertising and market development		4%	4%	4%

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits. Incentive compensation includes variable compensation, discretionary bonuses, and share-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonuses are based on the Company’s overall performance as measured by EPS. Share-based compensation primarily includes employee and board of director stock options and restricted stock.

The following table shows a comparison of certain compensation and benefits components and employee data:

	Growth Rate
Year Ended December 31,	2015-2016	2016	2015	2014
Salaries and wages	9%	$1,368	$1,258	$1,245
Incentive compensation	11%	689	618	605
Employee benefits and other	12%	409	365	334
Total compensation and benefits expense	10%	$2,466	$2,241	$2,184
Full-time equivalent employees (in thousands)
At year end	6%	16.2	15.3	14.6
Average	5%	15.9	15.1	14.2

Salaries and wages increased in 2016 from 2015 primarily due to higher employee headcount to support the growth in the business and annual salary increases. Incentive compensation increased in 2016 from 2015 primarily due to higher discretionary bonus expenses, long-term incentive plan costs, and field incentive plan costs relating to increased net client asset flows. Employee benefits and other expense increased in 2016 from 2015 due to increases in healthcare costs and higher employee headcount.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Compensation and Benefits

Professional services expense increased in 2016 compared to 2015 primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants as the Company continued to invest in the business. Professional services remained relatively flat in 2015 compared to 2014.

Occupancy and equipment expense increased in 2016 and 2015 from the prior year primarily due to increased software maintenance expense relating to the Company’s information technology systems and an increase in property taxes and rent attributable to the ongoing growth in the Company’s geographic footprint.

Advertising and market development, communications, and depreciation and amortization expenses combined grew a modest 4% in 2016 and 6% in 2015, from the prior years as a result of growth in the business, new product media campaigns and higher amortization of internally developed software associated with the Company’s investment in software and technology enhancements.

The Company’s capital expenditures were $353 million, $285 million, and $405 million in 2016, 2015, and 2014, respectively. The increase in capital expenditures in 2016 from 2015 was primarily due to higher investment in land and internal-use software, partially offset by a decrease in investment in buildings. The decrease in capital expenditures in 2015 from 2014 was primarily due to lower investment in buildings and land relating to the growth in the Company’s geographic footprint beginning in 2014. Capitalized costs for developing internal-use software were $130 million, $107 million, and $81 million in 2016, 2015, and 2014.

Other expense increased in 2016 and 2015 from the prior year primarily due to an increase in the Company’s FDIC insurance assessments which rose as a result of higher bank deposits and the effect of a new surcharge that commenced in the third quarter of 2016.

Taxes on Income

The Company’s effective income tax rate was 36.9% in 2016, 36.5% in 2015, and 37.5% in 2014. The 2016 effective income tax rate includes tax benefits on tax exempt income from investments in U.S. state and municipal securities.

The 2015 effective income tax rate includes the recognition of net tax benefits relating to certain current and prior-year matters.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services, retirement plan services, and other corporate brokerage services. The Advisor Services segment provides custodial, trading, banking, and support services as well as retirement business services. Revenues and expenses are attributed to the Company’s two segments based on which segment services the client. The Company evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. Net revenues in both segments are generated from the underlying client assets and trading activity; differences in the composition of net revenues between the segments are based on the composition of client assets, client trading frequency, and pricing unique to each. While both segments leverage the scale and efficiency of the Company’s platforms, segment expenses reflect the dynamics of serving millions of clients in Investor Services versus the thousands of RIAs on the advisor platform.

-  34  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services (1)				Advisor Services (1)
	Growth Rate				Growth Rate
Year Ended December 31,	2015-2016	2016	2015	2014	2015-2016	2016	2015	2014
Net Revenues
Asset management and
administration fees	14%	$2,093	$1,837	$1,742	18%	$962	$813	$791
Net interest revenue	21%	2,591	2,133	2,028	86%	731	392	244
Trading revenue	(6)%	524	556	606	(3)%	301	310	301
Other	(15)%	199	234	218	(23)%	72	94	74
Provision for loan losses	(64)%	4	11	4	-	1	-	-
Net impairment losses
on securities	-	-	-	(1)	-	-	-	-
Total net revenues	13%	5,411	4,771	4,597	28%	2,067	1,609	1,410
Expenses Excluding
Interest	9%	3,380	3,090	2,937	9%	1,105	1,011	938
Income before taxes
on income	21%	$2,031	$1,681	$1,660	61%	$962	$598	$472

	Unallocated				Total
	Growth Rate				Growth Rate
Year Ended December 31,	2015-2016	2016	2015	2014	2015-2016	2016	2015	2014
Net Revenues
Asset management and
administration fees		$-	$-	$-	15%	$3,055	$2,650	$2,533
Net interest revenue		-	-	-	32%	3,322	2,525	2,272
Trading revenue		-	-	-	(5)%	825	866	907
Other		-	-	51	(17)%	271	328	343
Provision for loan losses		-	-	-	(55)%	5	11	4
Net impairment losses
on securities		-	-	-	-	-	-	(1)
Total net revenues		-	-	51	17%	7,478	6,380	6,058
Expenses Excluding
Interest		-	-	68	9%	4,485	4,101	3,943
Income before taxes
on income		$-	$-	$(17)	31%	$2,993	$2,279	$2,115

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

Investor Services

Net revenues increased by $640 million, or 13%, in 2016 from 2015 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher interest rates on those assets. Asset management and administration fees increased primarily due to higher net yields on money market fund assets, partially offset by a reduction in client assets in Mutual Fund OneSource®. Expenses excluding interest increased by $290 million, or 9%, in 2016 from 2015 primarily due to growth in the business resulting in increases in compensation and benefits, depreciation and amortization, and occupancy and equipment expenses.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased primarily due to fees from advice solutions, which increased mainly due to growth in client assets enrolled in advisory offers. Other revenue increased primarily due to litigation proceeds relating to the Company’s non-agency RMBS portfolio. Trading revenue decreased in 2015 from 2014 largely due to lower commissions per revenue trade and lower daily average revenue trades. Expenses excluding interest increased by $153 million, or 5%, in 2015 from 2014 primarily due to growth in the business resulting in increases in compensation and benefits and other expenses.

Advisor Services

Net revenues increased by $458 million, or 28%, in 2016 from 2015 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher interest rates on those assets.  This growth in assets was bolstered by the migration of more uninvested client cash balances in the segment to Schwab Bank. Asset management and administration fees increased primarily due to higher net yields on money market fund assets. Expenses excluding interest increased by $94 million, or 9%, in 2016 from 2015 primarily due to increases in growth in the business resulting in increases in compensation and benefits, occupancy and equipment,  and other expenses.

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

Culture

The Board of Directors has approved an Enterprise Risk Management (ERM) framework that incorporates the Company’s purpose, vision, and values that form the bedrock of its corporate culture and set the tone for the organization.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

willing to accept in pursuit of its corporate strategy, is developed by executive management and approved by the Board of Directors.

Risk Governance

Senior management takes an active role in the risk management process and has developed policies and procedures under which specific business and control units are responsible for identifying, measuring, and controlling risks.

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

Functional risk sub-committees focusing on specific areas of risk report to the Global Risk Committee. These sub-committees include the:

•	Asset-Liability Management and Pricing Committee – establishes strategies and policies for the management of corporate capital, liquidity, interest rate risk, and investments;
•	Compliance Risk Committee – provides oversight of compliance risk management programs and policies providing an aggregate view of compliance risk exposure;
•	Credit and Market Risk Oversight Committee – provides oversight of and approves credit and market risk policies, limits, and exposures in loan, investment, and positioning portfolios;
•	New Products and Services Risk Oversight Committee – provides oversight of, and approves corporate policy and procedures relating to the risk governance of new products and services; and
•

Operational Risk Oversight Committee  – provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes sub-committees covering Fiduciary, Data, Information Security, Model Governance, and Third-Party risk.

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

In addition, the Company’s Disclosure Committee is responsible for monitoring and evaluating the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of each fiscal quarter. The Disclosure Committee reports on this evaluation to the CEO and CFO prior to their certification required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

-  37  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Operational Risk

Operational risks arise due to potentially inadequate or failed internal processes, people, and systems or from external events and relationships impacting the Company and/or any of its key business partners and third-parties. While operational risk is inherent in all business activities, the Company relies on a system of internal controls and risk management practices designed to keep operational risk and operational losses within the Company’s risk appetite. The Company has specific policies and procedures to identify and manage operational risk, and uses periodic risk and control self-assessments, control testing programs, and internal audit reviews to evaluate the effectiveness of these internal controls. Where appropriate, the Company manages the impact of operational loss and litigation expense through the purchase of insurance. The insurance program is specifically designed to address the key operational risks of the Company, and to maintain compliance with local laws and regulation.

The Company’s operations are highly dependent on the integrity and resiliency of its critical business functions and technology systems. To the extent the Company experiences business or system interruptions, errors or downtime (which could result from a variety of causes, including natural disasters, terrorist attacks, technological failure, cyber attacks, changes to systems, linkages with third-party systems, and power failures), the Company’s business and operations could be negatively impacted. To minimize business interruptions, the Company maintains a  backup and recovery infrastructure which includes facilities for backup and communications, a  geographically dispersed workforce, and routine testing of business continuity and disaster recovery plans.

Information Security risk is the potential for unauthorized access, use, disclosure, disruption, modification, perusal, inspection, recording or destruction of the Company’s information or systems. The Company has designed and implemented an information security program that knits together complementary tools, controls and technologies to protect systems, client accounts and data. The Company continuously monitors the systems and works collaboratively with government agencies, law enforcement and other financial institutions to address potential threats. The Company uses advanced monitoring systems to identify suspicious activity and deter unauthorized access by internal or external actors. The Company limits the number of employees who have access to clients’ personal information and enforces internal authentication measures to protect against the potential for social engineering. All employees who handle sensitive information are trained in privacy and security. Schwab’s fraud and cyber security teams monitor activity looking for suspicious behavior. These capabilities allow the Company to identify and quickly act on any attempted intrusions.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

ratings depending on their potential financial, reputational, or regulatory impact to the Company. The model risk rating determines the scope of model governance activities.

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

Credit and Concentration Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform on its contractual obligations. The Company’s exposure to credit risk mainly results from margin lending and client option and futures activities, securities lending activities, mortgage lending activities, pledged asset lending, its role as a counterparty in financial contracts and other investing activities. To manage the risks of such losses, the Company has established policies and procedures, which include establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin, PAL, option, and futures requirements for certain securities. Collateral arrangements relating to margin loans, PALs, option positions, securities lending agreements, and resale agreements include provisions that require additional collateral in the event market fluctuations result in declines in the value of collateral received. Additionally, for margin loan, PAL and securities lending agreements, collateral arrangements require that the fair value of such collateral exceeds the amounts loaned.

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

The Company’s residential loan underwriting guidelines include maximum LTV ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan size is conforming or jumbo).

The Company does not originate or purchase residential loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors.

The Company’s bank loans include $8.2 billion of adjustable rate First Mortgage loans at December 31, 2016. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust

-  39  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

annually thereafter. Approximately 36% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 58% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2016	Balance
Converted to amortizing loan by period end	$469
Within 1 year	133
> 1 year – 3 years	855
> 3 years – 5 years	203
> 5 years	690
Total	$2,350

At December 31, 2016, $1.8 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, the Company also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2016, approximately 39% of the HELOC borrowers that had a balance only paid the minimum amount of interest due.

For more information on the Company’s credit quality indicators relating to its bank loans, see Item 8 – Note 6.

The Company has exposure to credit risk associated with its investment portfolios, which include U.S. agency, and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, certificates of deposit, U.S. state and municipal securities, and commercial paper.

At December 31, 2016, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry or geographical area.

The fair value of the Company’s investments in mortgage-backed securities totaled $105.9 billion at December 31, 2016. Of these, $104.9 billion were issued by U.S. agencies and $1.0 billion were issued by private entities (non-agency securities).

The fair value of the Company’s investments in asset-backed securities totaled $21.3 billion at December 31, 2016. Schwab holds $10.1 billion floating rate Federal Family Education Loan Program Asset-Backed Securities (FFELP ABS). Beginning in 2015, two Nationally Recognized Statistical Rating Organizations began placing a portion of FFELP ABS on review for downgrade. At December 31, 2016, five securities with an aggregate fair value of $1.2 billion were below investment grade. Both agencies have indicated that additional classes could be downgraded below investment grade due to the risk that some remainder of the securities could be outstanding after their legal final maturity dates. The timing of FFELP ABS principal payment is inherently uncertain given the variety of payment options available to student loan borrowers. Loans collateralizing these securities continue to be covered by a guarantee from the Department of Education of at least 97% of principal and interest. The Company holds only senior class notes that have additional credit enhancement of 3% or more

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

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $10.6 billion at December 31, 2016, with 48% issued by institutions in the financial services industry. These securities are included in AFS securities, cash and cash equivalents, and other securities owned in the Company’s consolidated balance sheets. Issuer, geographic, and sector concentrations are controlled by established credit policy limits to each concentration type.

Foreign Holdings

At December 31, 2016, the Company had exposure to non-sovereign financial and non-financial institutions in foreign countries of $6.8 billion, with the fair value of the top three exposures being to issuers and counterparties domiciled in France at $1.9 billion, Sweden at $1.3 billion and Australia at $1.0 billion. The Company has no direct exposure to sovereign foreign governments. The Company does not have unfunded commitments to counterparties in foreign countries, nor does it have exposure as a result of credit default protection purchased or sold separately as of December 31, 2016.

In addition to the direct holdings in foreign companies, the Company has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At December 31, 2016, the Company had $108 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in foreign countries. Additionally, at December 31, 2016, the Company had outstanding margin loans to foreign residents of $366 million, which are fully collateralized.

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by the Company as a result of fluctuations in interest rates, equity prices, or market conditions.

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

To mitigate the risk of declining interest revenue, the Company has established policies and procedures, which include setting guidelines on the amount of net interest revenue at risk, and monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios.

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee and establish a plan to address the interest rate risk. There were no breaches of the Company’s net interest revenue sensitivity guidelines during the years ended December 31, 2016 or 2015.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning December 31, 2016 and 2015 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period.

December 31,	2016	2015
Increase of 100 basis points	6.5%	8.2%
Decrease of 100 basis points	(9.8)%	(9.5)%

The change in net interest revenue sensitivities as of December 31, 2016 reflects the increase in interest rates across all terms. The low client deposit rates under current Federal fund levels limits the extent to which the Company can reduce interest expense paid on funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. The increase of short-term interest rates positively impacts net interest revenue as yields on interest-earning assets rise faster than the cost of funding sources.

Liquidity Risk

Liquidity risk is the potential that the Company will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of the brokerage subsidiaries, the capital needs of Schwab Bank, the amount of dividend payments on CSC’s common and preferred stock and principal and interest due on corporate debt. The liquidity needs of its brokerage subsidiaries are

-  42  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

primarily driven by client activity including trading and margin borrowing activities and capital expenditures, and the capital needs of its bank subsidiary are primarily driven by client deposits.

The Company has established liquidity policies to support the successful execution of its business strategies, while ensuring ongoing and sufficient liquidity to meet its operational needs and satisfy applicable regulatory requirements under both normal and stress conditions. The Company seeks to maintain client confidence in its balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, the Company has established limits and contingency funding scenarios to support liquidity levels during both expected and stressed scenarios.

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

Beginning on January 1, 2016, the Company became subject to the modified LCR rule, which was fully phased in on January 1, 2017 and requires CSC to hold HQLAs equal to at least 70% of projected net cash outflows over a 30-day period, as defined by the rule. At December 31, 2016, the Company was in compliance with the fully phased-in modified LCR rule.

Primary Funding Sources

The Company’s primary source of funds is cash generated by client activity: bank deposits and cash balances in client brokerage accounts. In 2016, bank deposits swept from brokerage accounts increased $33.0 billion. These funds were used to purchase investment securities, thereby funding a significant portion of the 22% growth in the Company’s consolidated balance sheet.

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

Additional Funding Sources

In addition to internal sources of liquidity, the Company has sources of external funding. CSC maintains a $750 million committed, unsecured credit facility with a group of banks that is scheduled to expire in June 2017. Other than an overnight borrowing to test the availability of this facility, it was unused during 2016. The funds under this facility are available for general corporate purposes. The financial covenants require Schwab to maintain a minimum net capital ratio, Schwab Bank to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At December 31, 2016, the minimum level of stockholders’ equity required under this facility was $10.2 billion (CSC’s stockholders’ equity, excluding AOCI, at December 31, 2016 was $16.6 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC and Schwab also have access to uncommitted, unsecured bank credit lines with several banks. The need for short-term borrowings from these sources arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. These lines were not used by CSC during 2016. Schwab used such borrowings for one day in 2016, for $15 million and there were no borrowings outstanding under these lines at December 31, 2016.

-  43  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, the broker-dealer subsidiaries have unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $295 million at December 31, 2016. There were no funds drawn under any of these LOCs during 2016 or 2015.  In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The collateral requirements were satisfied by providing cash as collateral.

Schwab Bank has access to short-term secured funding through the Federal Reserve’s discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures on a periodic basis. At December 31, 2016, $849 million was available under this arrangement. Schwab Bank used such borrowings for one day during 2016 for $1 million and there were no borrowings outstanding under these lines at December 31, 2016.

Schwab Bank also maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests borrowing procedures on a periodic basis. During 2016, Schwab Bank used borrowings under this agreement to purchase investment securities prior to bulk transfers. As the bulk transfers were completed, the proceeds were used to pay down advances. There were no amounts outstanding under this facility at December 31, 2016 with $16.5 billion available based on the loans and securities currently pledged. This credit facility is also available as backup financing in the event of unexpected client cash outflow from Schwab Bank’s balance sheet.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at December 31, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC had no Commercial Paper Notes outstanding at December 31, 2016 or 2015.

CSC had long-term debt of $2.9 billion at December 31, 2016 and 2015 bearing a weighted-average interest rate of 3.37%. CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the SEC, which enables it to issue debt, equity, and other securities.

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

The following are details of CSC’s Senior and Medium-Term Notes:

	Par		Weighted Average		Standard
December 31, 2016	Outstanding	Maturity	Interest Rate	Moody’s	& Poor’s	Fitch
Senior Notes	$2,581	2018 - 2026	3.03% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A

On October 31, 2016, the Company issued and sold 600,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed-to-floating rate non-cumulative perpetual preferred stock (Series E Preferred Stock), $0.01 par value, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). The Series E Preferred Stock has a fixed dividend rate of 4.625% through February 28, 2022, payable semi-annually, and thereafter at a floating rate of three-month LIBOR plus a fixed spread of 3.315%, payable quarterly. Net proceeds received from the sale were $591 million.

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

On August 3, 2015, CSC completed an equity offering of 24 million depositary shares, each representing a 1/40th ownership interest in a share of 6.00% non-cumulative perpetual preferred stock (Series C Preferred Stock). The net proceeds from the sale were $581 million. CSC’s preferred stock is rated Baa2 by Moody’s, BBB by Standard & Poor’s and BB+ by Fitch.

For further discussion of CSC’s long-term debt and information on the equity offerings, see Item 8 – Note 13 and Note 17.

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 8 – Note 6, Note 10, Note 13, Note 14, and Note 15.

Contractual Obligations

The Company’s principal contractual obligations as of December 31, 2016 are shown in the following table. Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations) or without contractual payment terms (e.g., bank deposits, payables to brokerage clients, and deferred compensation).

	Less than	1-3	3-5	More than
December 31, 2016	1 Year	Years	Years	5 Years	Total
Credit-related financial instruments (1)	$1,047	$2,543	$3,597	$1,904	$9,091
Long-term debt (2)	344	1,036	795	1,084	3,259
Leases (3)	110	165	103	282	660
Purchase obligations (4)	211	132	41	200	584
Total	$1,712	$3,876	$4,536	$3,470	$13,594

(1)	Represents Schwab Bank’s commitments to extend credit to banking clients and purchase mortgage loans.
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

Internal guidelines are set, for both the Company and its regulated subsidiaries, to ensure capital levels are in line with the Company’s strategy and regulatory requirements, and capital forecasts are reviewed monthly at Capital Planning and Asset-

-  45  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liability Management and Pricing Committee meetings. A number of early warning indicators are monitored to help identify potential problems that could impact capital. In addition, the Company monitors its subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries is transferred to CSC in the form of dividends and returns of capital. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans (in a form approved as regulatory capital by regulators) for Schwab. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions must take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

The Company conducts regular capital stress testing to assess the potential financial impacts of various adverse macroeconomic and company-specific events to which the Company could be subjected. The objective of the Company’s capital stress testing is (1) to explore various potential outcomes – including rare and extreme events and (2) to assess impacts of potential stressful outcomes on both capital and liquidity. Additionally, the Company has a comprehensive Capital Contingency Plan to provide action plans for certain low probability/high impact capital events that the Company might face. The Capital Contingency Plan is issued under the authority of the Asset-Liability Management and Pricing Committee and provides guidelines for sustained capital events. It does not specifically address every contingency, but is designed to provide a framework for responding to any capital stress. The results of the stress testing indicate there are two scenarios which could stress the Company’s capital: (1) inflows of balance sheet cash during a period of very low interest rates and (2) outflows of balance sheet cash when other sources of financing are not available and the Company is required to sell assets to fund the flows at a loss. The Capital Contingency Plan is reviewed annually and updated as appropriate.

For additional information, see Business – Regulation in Part I, Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for Schwab Bank and to provide financial assistance if Schwab Bank experiences financial distress. The Company is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%; however, management seeks to maintain the ratio of at least 6%. Due to the relatively low risk of the Company’s balance sheet assets and risk-based capital ratios at CSC and Schwab Bank that are well in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Schwab Bank is subject to capital requirements set by the OCC that are substantially similar to those imposed on CSC by the Federal Reserve. Schwab Bank’s failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the bank. The Company is required to maintain a Tier 1 Leverage Ratio for Schwab Bank of at least 5% to be well capitalized, but seeks to maintain the ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2016, Schwab Bank is considered well capitalized.

See Item 8 – Note 22 for a summary of both CSC and Schwab Bank’s capital ratios.

-  46  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s and Schwab Bank’s capital ratios:

December 31, 2016	CSC	Schwab Bank
Total stockholders’ equity	$16,421	$11,726
Less:
Preferred Stock	2,783	-
Common Equity Tier 1 Capital before regulatory adjustments	$13,638	$11,726
Less:
Goodwill, net of associated deferred tax liabilities	$1,175	$11
Other intangible assets, net of associated deferred tax liabilities	52	-
AOCI adjustment (1)	(163)	(163)
Common Equity Tier 1 Capital	$12,574	$11,878
Tier 1 Capital	$15,357	$11,878
Total Capital	15,384	11,904
Risk-Weighted Assets	68,179	59,915
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.4%	19.8%
Tier 1 Capital/Risk-Weighted Assets	22.5%	19.8%
Total Capital/Risk-Weighted Assets	22.6%	19.9%
Tier 1 Leverage Ratio	7.2%	7.0%

(1)	CSC and Schwab Bank have elected to opt-out of the requirement to include most components of AOCI in CET1 Capital.

Schwab Bank is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, Schwab Bank is required to provide notice to, and may be required to obtain approval from, the OCC and the Federal Reserve to declare dividends to CSC.

The Company’s broker-dealer subsidiaries (Schwab and optionsXpress) are subject to regulatory requirements of the Uniform Net Capital Rule. The rule is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to their parent company and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. As such, the broker-dealer subsidiaries are required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. At December 31, 2016, Schwab and optionsXpress met and exceeded their net capital requirements.

In addition to the capital requirements above, the Company’s subsidiaries are subject to various regulatory requirements that are intended to ensure financial soundness and liquidity. See Item 8 – Note 22 for additional information on the components of stockholders’ equity and information on the capital requirements of each of the subsidiaries.

Dividends

Since the initial dividend in 1989, CSC has paid 111 consecutive quarterly dividends and has increased the quarterly dividend rate 20 times, resulting in a 20% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common stock cash dividend at approximately 20% to 30% of net income.

On April 21, 2016 the Board of Directors of the Company declared a one cent, or 17%, increase in the quarterly cash dividend to $0.07 per common share. On January 26, 2017, the Board of Directors of the Company declared a one cent, or 14%, increase in the quarterly cash dividend to $0.08 per common share.

-  47  -

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the CSC cash dividends paid and per share amounts:

Year Ended December 31,	2016		2015
		Per Share		Per Share
	Cash Paid	Amount	Cash Paid	Amount
Common Stock	$360	$0.27	$318	$0.24
Series A Preferred Stock (1)	28	70.00	28	70.00
Series B Preferred Stock (2)	29	60.00	29	60.00
Series C Preferred Stock (2)	36	60.00	12	19.67
Series D Preferred Stock (2,3)	33	43.65	-	-
Series E Preferred Stock (4)	-	-	-	-

(1)	Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2)	Dividends paid quarterly.
(3)	Series D Preferred Stock was issued on March 7, 2016.
(4)	Series E Preferred Stock was issued on October 31, 2016. Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.

Share Repurchases

There were no repurchases of CSC’s common stock in 2016 or 2015. As of December 31, 2016, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the market approach to determine the fair value of certain financial assets and liabilities recorded at fair value, and to determine fair value disclosures. See Item 8 – Note 2 and Note 16 for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value. The Company’s primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. The Company compares the prices obtained from its primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2016 and 2015, the Company did not adjust prices received from the primary independent third-party pricing service.

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

Other-than-Temporary Impairment of Investment Securities

The Company internally conducts pre-purchase analyses and ongoing, post-purchase monitoring of investments that it owns. The Company assigns a risk rating to each issuer of the securities in the Company’s investment securities portfolio based on these analyses. On an ongoing basis, the Company monitors credit indicators related to its securities portfolio and adjusts the internal ratings accordingly.

Management evaluates whether investment securities are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security before any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value.

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

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the consideration of multiple factors including: the magnitude and duration of the unrealized loss; the financial condition of the issuer; the payment structure of the security; external credit ratings; internal credit ratings; for asset-backed securities, the amount of credit support provided by the structure of the security to absorb credit losses on the underlying collateral; recent events specific to the issuer and the issuer’s industry; and whether the Company has received all scheduled principal and interest payments.

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

The Company’s annual goodwill impairment testing date is April 1st. In 2016, the Company elected to bypass the qualitative assessment. As of April 1, 2016, the Company determined through quantitative testing that the fair value significantly exceeded the carrying value of each of the Company’s reporting units, and concluded that goodwill was not impaired.

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

The methodology to establish an allowance for loan losses related to the First Mortgage and HELOC portfolios utilizes statistical models that estimate prepayments, defaults, and probable losses for the loan types based on predicted behavior of individual loans within the types. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, LTV ratios, past loss experience, estimates of future loss severities, borrower credit risk, and the adequacy of collateral. The methodology also evaluates concentrations in the loan types, including loan products within those types, year of origination, and geographical distribution of collateral.

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates are estimated from the Company’s historical loss experience adjusted for current trends and market information. Loss severity estimates are based on the Company’s historical loss experience and market trends. The estimated loss severity (i.e., loss given default) used in the allowance for loan loss for HELOCs is higher than that used for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. This methodology results in loss factors that are applied to the outstanding balances to determine the allowance for loan loss for each loan type.

Legal and Regulatory Reserves

Reserves for legal and regulatory claims and proceedings reflect an estimate of probable losses for each matter, after considering, among other factors, the progress of the case, prior experience and the experience of others in similar cases, available defenses, insurance coverage and indemnification, and the opinions and views of legal counsel. In many cases, including most class action lawsuits, it is not possible to determine whether a loss will be incurred, or to estimate the range of that loss, until the matter is close to resolution, in which case no accrual is made until that time. Reserves are adjusted as more information becomes available. Significant judgment is required in making these estimates, and the actual cost of resolving a matter may ultimately differ materially from the amount reserved.

The Company’s management has discussed the development and selection of these critical accounting estimates with the Audit Committee. Additionally, management has reviewed with the Audit Committee the Company’s significant estimates discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See Item 8 – Note 2 for more information on critical accounting estimates.

-  50  -

THE CHARLES SCHWAB CORPORATION

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Part II, Item 7.

51

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

-  52  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2016	2015	2014
Net Revenues
Asset management and administration fees (1)	$3,055	$2,650	$2,533
Interest revenue	3,493	2,657	2,374
Interest expense	(171)	(132)	(102)
Net interest revenue	3,322	2,525	2,272
Trading revenue	825	866	907
Other	271	328	343
Provision for loan losses	5	11	4
Net impairment losses on securities	-	-	(1)
Total net revenues	7,478	6,380	6,058
Expenses Excluding Interest
Compensation and benefits	2,466	2,241	2,184
Professional services	506	459	457
Occupancy and equipment	398	353	324
Advertising and market development	265	249	245
Communications	237	233	223
Depreciation and amortization	234	224	199
Other	379	342	311
Total expenses excluding interest	4,485	4,101	3,943
Income before taxes on income	2,993	2,279	2,115
Taxes on income	1,104	832	794
Net Income	1,889	1,447	1,321
Preferred stock dividends and other (2)	143	83	60
Net Income Available to Common Stockholders	$1,746	$1,364	$1,261
Weighted-Average Common Shares Outstanding:
Basic	1,324	1,315	1,303
Diluted	1,334	1,327	1,315
Earnings Per Common Share:
Basic	$1.32	$1.04	$.96
Diluted	$1.31	$1.03	$.95
Dividends Declared Per Common Share	$.27	$.24	$.24

(1)	Includes fee waivers of $224, $672, and $751 during the years ended December 31, 2016, 2015, and 2014, respectively, relating to Schwab-sponsored money market funds.
(2)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Consolidated Financial Statements.

-  53  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2016	2015	2014
Net income	$1,889	$1,447	$1,321
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(44)	(477)	255
Reclassification of impairment charges included in net
impairment losses on securities	-	-	1
Other reclassifications included in other revenue	(4)	-	(7)
Other	1	-	-
Other comprehensive income (loss), before tax	(47)	(477)	249
Income tax effect	18	178	(93)
Other comprehensive income (loss), net of tax	(29)	(299)	156
Comprehensive Income	$1,860	$1,148	$1,477

See Notes to Consolidated Financial Statements.

-  54  -

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2016	2015 (1)
Assets
Cash and cash equivalents	$10,828	$11,978
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $9,547 and $8,088 at December 31, 2016
and 2015, respectively)	22,174	19,598
Receivables from brokers, dealers, and clearing organizations	728	582
Receivables from brokerage clients — net	17,155	17,313
Other securities owned — at fair value	449	533
Available for sale securities	77,365	65,646
Held to maturity securities (fair value — $74,444 and $50,088 at December 31,
2016 and 2015, respectively)	75,203	50,007
Bank loans — net	15,403	14,334
Equipment, office facilities, and property — net	1,299	1,145
Goodwill	1,227	1,227
Intangible assets — net	144	181
Other assets	1,408	1,161
Total assets	$223,383	$183,705
Liabilities and Stockholders’ Equity
Bank deposits	$163,454	$129,502
Payables to brokers, dealers, and clearing organizations	2,407	2,588
Payables to brokerage clients	35,894	33,185
Accrued expenses and other liabilities	2,331	2,151
Long-term debt	2,876	2,877
Total liabilities	206,962	170,303
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,835 and $1,485 at December 31, 2016 and 2015, respectively	2,783	1,459
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,267	4,152
Retained earnings	12,649	11,253
Treasury stock, at cost — 154,793,560 and 167,205,881 shares
at December 31, 2016 and 2015, respectively	(3,130)	(3,343)
Accumulated other comprehensive income	(163)	(134)
Total stockholders’ equity	16,421	13,402
Total liabilities and stockholders’ equity	$223,383	$183,705

(1)	Adjusted for the retrospective adoption of ASU 2015-03. See New Accounting Standards in Note 2 for additional information.

See Notes to Consolidated Financial Statements.

-  55  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2016	2015	2014
Cash Flows from Operating Activities
Net income	$1,889	$1,447	$1,321
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	(5)	(11)	(4)
Net impairment losses on securities	-	-	1
Share-based compensation	141	135	115
Depreciation and amortization	234	224	199
(Benefit) provision for deferred income taxes	15	(7)	(25)
Premium amortization, net, on available for sale and held to maturity securities	266	162	125
Other	9	(4)	(7)
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(2,576)	1,183	2,772
Receivables from brokers, dealers, and clearing organizations	(147)	(108)	44
Receivables from brokerage clients	150	(1,652)	(1,725)
Other securities owned	84	(17)	1
Other assets	(93)	(98)	(30)
Payables to brokers, dealers, and clearing organizations	(181)	808	393
Payables to brokerage clients	2,709	(1,120)	(1,028)
Accrued expenses and other liabilities	167	304	196
Net cash provided by operating activities	2,662	1,246	2,348
Cash Flows from Investing Activities
Purchases of available for sale securities	(29,248)	(21,351)	(15,134)
Proceeds from sales of available for sale securities	5,537	2,424	6,556
Principal payments on available for sale securities	11,903	7,340	5,843
Purchases of held to maturity securities	(31,162)	(19,303)	(6,920)
Principal payments on held to maturity securities	5,747	3,540	2,687
Net increase in bank loans	(1,103)	(980)	(1,016)
Purchase of equipment, office facilities, and property	(346)	(266)	(400)
Purchases of Federal Home Loan Bank stock	(152)	-	-
Proceeds from sales of Federal Home Loan Bank stock	88	8	-
Other investing activities	(39)	(35)	(11)
Net cash used for investing activities	(38,775)	(28,623)	(8,395)
Cash Flows from Financing Activities
Net change in bank deposits	33,952	26,687	9,843
Proceeds from short-term Federal Home Loan Bank borrowings	8,504	-	-
Repayment of short-term Federal Home Loan Bank borrowings	(8,504)	-	-
Issuance of long-term debt	-	1,346	-
Repayment of long-term debt	(7)	(357)	(6)
Net proceeds from preferred stock offerings	1,316	581	-
Dividends paid	(486)	(387)	(373)
Proceeds from stock options exercised and other	144	90	189
Other financing activities	44	32	29
Net cash provided by financing activities	34,963	27,992	9,682
Increase (Decrease) in Cash and Cash Equivalents	(1,150)	615	3,635
Cash and Cash Equivalents at Beginning of Year	11,978	11,363	7,728
Cash and Cash Equivalents at End of Year	$10,828	$11,978	$11,363

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$160	$121	$103
Income taxes	$991	$810	$778
Non-cash investing activity:
Securities purchased during the year but settled after year end	$-	$-	$143

See Notes to Consolidated Financial Statements.

-  56  -

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Retained	Treasury Stock,	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	at cost	Income (Loss)	Total
Balance at December 31, 2013	$869	1,488	$15	$3,951	$9,253	$(3,716)	$9	$10,381
Net income	-	-	-	-	1,321	-	-	1,321
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	156	156
Dividends declared on preferred stock	-	-	-	-	(57)	-	-	(57)
Dividends declared on common stock	-	-	-	-	(316)	-	-	(316)
Stock option exercises and other	-	-	-	(53)	-	240	-	187
Share-based compensation and
related tax effects	-	-	-	139	-	-	-	139
Other	3	-	-	13	(3)	(21)	-	(8)
Balance at December 31, 2014	872	1,488	15	4,050	10,198	(3,497)	165	11,803
Net income	-	-	-	-	1,447	-	-	1,447
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(299)	(299)
Issuance of preferred stock	581	-	-	-	-	-	-	581
Dividends declared on preferred stock	-	-	-	-	(69)	-	-	(69)
Dividends declared on common stock	-	-	-	-	(318)	-	-	(318)
Stock option exercises and other	-	-	-	(87)	-	177	-	90
Share-based compensation and
related tax effects	-	-	-	172	-	-	-	172
Other	6	-	-	17	(5)	(23)	-	(5)
Balance at December 31, 2015	1,459	1,488	15	4,152	11,253	(3,343)	(134)	13,402
Net income	-	-	-	-	1,889	-	-	1,889
Other comprehensive income (loss), net of tax	-	-	-	-	-	-	(29)	(29)
Issuance of preferred stock	1,316	-	-	-	-	-	-	1,316
Dividends declared on preferred stock	-	-	-	-	(126)	-	-	(126)
Dividends declared on common stock	-	-	-	-	(360)	-	-	(360)
Stock option exercises and other	-	-	-	(80)	-	224	-	144
Share-based compensation and
related tax effects	-	-	-	177	-	-	-	177
Other	8	-	-	18	(7)	(11)	-	8
Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421

See Notes to Consolidated Financial Statements.

-  57  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

1.Introduction and Basis of Presentation

CSC is a savings and loan holding company engaged, through its subsidiaries, in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. Schwab is a securities broker-dealer with over 335 domestic branch offices in 46 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Schwab Bank, a federal savings bank, and CSIM, the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFs™.

The accompanying consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to OTTI of investment securities, valuation of goodwill, allowance for loan losses, and legal and regulatory reserves. Actual results may differ from those estimates.

Principles of Consolidation

The Company evaluates for consolidation all entities in which it has financial interests, except for money market funds, which are specifically excluded from consolidation guidance. For an entity subject to consolidation, the Company evaluates whether the Company’s interest in the entity constitutes a controlling financial interest under either the variable interest entity (VIE) model or the voting interest entity (VOE) model. Based upon the Company’s assessments, the Company is not deemed to have a controlling financial interest in and, therefore, is not required to consolidate any VIEs. See Note 10 for further information about VIEs. The Company consolidates all VOEs in which it has majority voting interests.

For investments in entities in which the Company does not have a controlling financial interest, the Company accounts for those investments under the equity method of accounting when the Company has the ability to exercise significant influence over operating and financing decisions of the entity. Investments in entities for which the Company does not have the ability to exercise significant influence are generally carried at cost. Both equity method and cost method investments are included in other assets on the consolidated balance sheets.

2.Summary of Significant Accounting Policies

Asset management and administration fees

Asset management and administration fees include mutual fund and ETF service fees and fees for other asset-based financial services provided to individual and institutional clients, and are recognized as revenue over the period that the related service is provided, based upon daily average asset balances. The Company’s policy is to recognize revenue subject to refunds because management can estimate refunds based on Company specific experience. Actual refunds were not material as of December 31, 2016 and for all years presented. The Company earns mutual fund and ETF service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Asset management and administration fees are based upon the daily balances of client assets invested in these funds. The fair values of client assets included in proprietary and third-party mutual funds and ETFs are based on quoted market prices and other observable market data. The Company also earns asset management fees for advice solutions, which include managed portfolios, specialized strategies and customized investment advice. Other asset management and administration fees include various asset-based fees, such as trust fees, 401(k) recordkeeping fees, mutual fund clearing fees, collective trust fund fees, and non-balance based service and transaction fees.

Interest revenue

Interest revenue represents interest earned on cash and cash equivalents, segregated cash and investments, receivables from brokers, dealers, and clearing organizations, receivables from brokerage clients, other securities owned, investment securities, and bank loans. Interest revenue is recognized in the period earned based upon average or daily asset balances and respective interest rates.

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

Cash and investments segregated and on deposit for regulatory purposes

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities. Certificates of deposit and U.S. Government securities are recorded at fair value. Pursuant to applicable regulations, client cash balances not used for margin lending are segregated into investment accounts maintained for the exclusive benefit of clients by the Company’s broker-dealer subsidiaries.

Receivables from brokerage clients

Receivables from brokerage clients includes margin loans to securities brokerage clients and other trading receivables from clients. Margin loans are collateralized by client securities and are carried at the amount receivable, net of an allowance for doubtful accounts. The Company monitors margin levels and requires clients to deposit additional collateral, or reduce margin positions to meet minimum collateral requirements if the fair value of the collateral changes. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved for in the allowance for doubtful accounts, except in the case of confirmed fraud, which is reserved immediately. Clients with margin loans have agreed to allow the Company to pledge collateralized securities in accordance with federal regulations. The collateral is not reflected in the consolidated financial statements.

Other securities owned

Other securities owned are recorded at fair value based on quoted market prices or other observable market data. Unrealized gains and losses are included in trading revenue.

Investment Securities

AFS securities are recorded at fair value and unrealized gains and losses are reported, net of taxes, in AOCI included in stockholders’ equity. HTM securities are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Realized gains and losses from sales of AFS securities are determined on a specific identification basis and are included in other revenue.

-  59  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Management evaluates whether investment securities are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security before any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between amortized cost and fair value.

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

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the consideration of multiple factors including: the magnitude and duration of the unrealized loss; the financial condition of the issuer; the payment structure of the security; external credit ratings; internal credit ratings; for asset-backed securities, the amount of credit support provided by the structure of the security to absorb credit losses on the underlying collateral; recent events specific to the issuer and the issuer’s industry; and whether the Company has received all scheduled principal and interest payments.

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

Bank loans and related allowance for loan losses

Bank loans are recorded at their contractual principal amounts and include unamortized direct origination costs or net purchase discounts or premiums. Direct origination costs and premiums and discounts are recognized in interest revenue using the effective interest method over the contractual life of the loan and are adjusted for actual prepayments. Additionally, loans are recorded net of an allowance for loan losses. The Company’s loan portfolio includes four loan types: First Mortgages, HELOCs, PALs and other loans. Loan segments are defined as the level to which the Company disaggregates its loan types when developing and documenting a methodology for determining the allowance for loan losses.

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

The methodology to establish an allowance for loan losses utilizes statistical models that estimate prepayments, defaults, and probable losses for the loan segments based on predicted behavior of individual loans within the segments. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, LTV ratios, past loss experience, estimates of future loss severities, borrower credit risk, and the adequacy of collateral. The methodology also evaluates concentrations in the loan types, including loan products within those types, year of origination, and geographical distribution of collateral.

-  60  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Loss severity estimates are based on the Company’s historical loss experience and market trends. The estimated loss severity (i.e., loss given default) used in the allowance for loan loss methodology for HELOC loans is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths.

This methodology results in loss factors that are applied to the outstanding balances to determine the allowance for loan loss for each loan type.

The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be troubled debt restructurings (TDR).

Nonaccrual, Nonperforming and Impaired loans

First Mortgages, HELOCs, PALs, and other loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain, including loans to borrowers who have filed for bankruptcy. For the portion of the HELOC portfolio for which the Company is able to track the delinquency status on the associated first lien loan, the Company places a HELOC on non-accrual status if the associated first mortgage is 90 days or more delinquent, regardless of the payment status of the HELOC. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. Generally, a nonaccrual loan may be returned to accrual status when all delinquent interest and principal is repaid and the borrower demonstrates a sustained period of performance, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. Loans on nonaccrual status and other real estate owned are considered nonperforming assets. Nonaccrual loans, other real estate owned, and TDRs are considered impaired assets, as it is probable the Company will not collect all amounts due.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Share-based compensation

Share-based compensation includes employee and board of director stock options and restricted stock units. The Company measures compensation expense for these share-based payment arrangements based on their estimated fair values as of the unit’s grant date. The fair value of the share-based award is recognized over the vesting period as share-based compensation. Share-based compensation expense is based on units expected to vest and therefore is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates. The excess tax benefits from the exercise of stock options and the vesting of restricted stock units are recorded in additional paid-in capital.

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

Assets and liabilities measured at fair value on a recurring basis

The Company’s assets and liabilities measured at fair value on a recurring basis include certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, other securities owned, and AFS securities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company generally obtains prices from at least three independent pricing sources for assets recorded at fair value.

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

•	HTM securities – The fair values of HTM securities are obtained using an independent third-party pricing service similar to investment assets recorded at fair value as discussed above.

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

New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2016, the Company adopted ASU 2015-02, “Consolidation (Topic 810),” which amends the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance is applicable to all entities but provides an exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The adoption of ASU 2015-02 did not have an impact on the Company’s consolidated financial statements or EPS, as the new guidance did not change any consolidation conclusions reached in accordance with the previous guidance.

On January 1, 2016, the Company adopted ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30).” ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were presented as a separate asset on the balance sheet. The guidance in ASU 2015-03 has been applied on a retrospective basis, which requires the adjustment of all prior period consolidated balance sheets. The effect of the adoption on the Company’s December 31, 2015 consolidated balance sheet was to decrease other assets and total assets by $13 million and to decrease long-term debt and total liabilities by $13 million. The Company considers the reclassifications immaterial.

On January 1, 2016, the Company also adopted ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40),” which provides new guidance that clarifies customers’ accounting for fees paid in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, the customer shall account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer shall account for the arrangement as a service contract. The guidance applies to all new arrangements entered into after January 1, 2016. The adoption of ASU 2015-05 did not have an impact on the Company’s financial statements or EPS.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides new guidance on revenue recognition. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration. The FASB has subsequently issued several amendments to the standard, including deferral of the effective date until January 1, 2018, clarification of principal versus agent considerations, narrow scope improvements and other technical corrections. Entities may elect either full or modified retrospective transition. Full retrospective transition will require a cumulative effect adjustment to retained earnings as of the earliest comparative period presented. Modified retrospective transition will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.

The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP. Accordingly, the Company does not expect an impact to net interest revenue. While the Company has not yet identified any changes in the timing of revenue recognition, the Company’s review is ongoing. The Company is evaluating the impact the new standard will have on the presentation of certain revenue streams (gross versus net reporting) and the capitalization of contract costs. The Company has not yet selected a transition method and continues to evaluate the impact the new guidance will have on its financial statements and EPS.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial instrument on the balance sheet or in the accompanying notes. The Company does not expect the adoption of ASU 2016-01 will have a material impact on its financial statements and EPS.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which amends the accounting for leases by lessees and lessors. The primary change as a result of the new standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Additional changes include accounting for lease origination and executory costs, required lessee reassessments during the lease term due to changes in circumstances and expanded lease disclosures. ASU 2016-02 will become effective January 1, 2019, with early adoption permitted, and requires entities to apply the new guidance using a modified retrospective transition. Modified retrospective transition requires entities to apply the new guidance as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard. Certain transition reliefs are permitted if elected by the entity. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments (see Note 14 for the undiscounted future annual minimum rental commitments for operating leases). The Company does not expect the adoption of ASU 2016-02 will have a material impact on its EPS.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting (Topic 718)” which amends certain aspects of how an entity accounts for share-based payments to employees. The new guidance requires entities to recognize the income tax effects for the difference between GAAP and federal income tax treatment of share-based awards in the income statement when the awards vest or are settled, rather than recording such effects in additional paid-in capital. Entities will also be permitted to elect to account for forfeitures of share-based payments as they occur or continue with current practice, which requires estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. ASU 2016-09 became effective January 1, 2017. The change in recognition of income tax effects of share-based awards will be applied prospectively. If an entity elects to account for forfeitures of share-based payments as they occur, such change will be applied using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-09 will result in the Company recognizing the income tax effects of share-based awards in the income statement, thus impacting the Company’s EPS on a prospective basis. The impact of this new guidance is largely dependent on the Company’s future share price at the date of restricted stock unit vest or option exercise and, thus, is not practicable to estimate. The impact of ASU 2016-09 will likely disproportionately occur during the fourth quarter of each year due to the Company’s historic practice of granting the majority of equity compensation in that period. For historical perspective only, if ASU 2016-09 had been in effect for year ended 2016, the Company’s taxes on income as presented in the consolidated statements of income would have been reduced by $48 million and EPS increased by $0.04.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which provides new guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and HTM debt securities. The new guidance will require estimating expected credit losses (CECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions and reasonable forecasts. The initial estimate of and the subsequent changes in CECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. The new guidance also amends the OTTI model for AFS debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. ASU 2016-13 will become effective January 1, 2020, with early adoption permitted as of January 1, 2019. The new guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for AFS debt securities for which an OTTI had been recognized before the effective date. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

-  66  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

3.Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2016	2015
Receivables
Margin loans, net of allowance for doubtful accounts	$15,257	$15,818
Other brokerage receivables	1,898	1,495
Receivables from brokerage clients – net	$17,155	$17,313

Payables
Interest-bearing payables	$28,336	$26,584
Non-interest-bearing payables	7,558	6,601
Payables to brokerage clients	$35,894	$33,185

4.Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2016	2015
Equity and bond mutual funds	$272	$205
Schwab Funds® money market funds	108	261
State and municipal debt obligations	41	50
Equity, U.S. Government and corporate debt, and other securities	28	17
Total other securities owned	$449	$533

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. agency mortgage-backed securities	$33,167	$120	$92	$33,195
Asset-backed securities	20,520	29	214	20,335
Corporate debt securities	9,850	20	18	9,852
U.S. Treasury securities	8,679	3	59	8,623
Certificates of deposit	2,070	2	1	2,071
U.S. agency notes	1,915	-	8	1,907
U.S. state and municipal securities	1,167	2	46	1,123
Commercial paper	214	-	-	214
Non-agency commercial mortgage-backed securities	45	-	-	45
Total available for sale securities	$77,627	$176	$438	$77,365
Held to maturity securities:
U.S. agency mortgage-backed securities	$72,439	$324	$1,086	$71,677
Non-agency commercial mortgage-backed securities	997	11	4	1,004
Asset-backed securities	941	-	-	941
Corporate debt securities	436	-	-	436
U.S. Treasury securities	223	-	4	219
Commercial paper	99	-	-	99
U.S. state and municipal securities	68	1	1	68
Total held to maturity securities	$75,203	$336	$1,095	$74,444

December 31, 2015
Available for sale securities:
U.S. agency mortgage-backed securities	$22,014	$183	$48	$22,149
Asset-backed securities	21,784	7	306	21,485
Corporate debt securities	10,764	14	31	10,747
U.S. Treasury securities	5,719	2	17	5,704
Certificates of deposit	1,685	1	3	1,683
U.S. agency notes	3,177	-	27	3,150
U.S. state and municipal securities	414	10	-	424
Non-agency commercial mortgage-backed securities	298	1	-	299
Other securities	5	-	-	5
Total available for sale securities	$65,860	$218	$432	$65,646
Held to maturity securities:
U.S. agency mortgage-backed securities	$48,785	$391	$293	$48,883
Non-agency commercial mortgage-backed securities	999	6	20	985
U.S. Treasury securities	223	-	3	220
Total held to maturity securities	$50,007	$397	$316	$50,088

-  68  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $181 million at December 31, 2016.

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. agency mortgage-backed securities	$14,816	$69	$2,931	$23	$17,747	$92
Asset-backed securities	1,670	13	9,237	201	10,907	214
Corporate debt securities	2,407	17	653	1	3,060	18
U.S. Treasury securities	6,926	59	-	-	6,926	59
Certificates of deposit	474	-	100	1	574	1
U.S. agency notes	1,907	8	-	-	1,907	8
U.S. state and municipal securities	956	46	-	-	956	46
Total	$29,156	$212	$12,921	$226	$42,077	$438
Held to maturity securities:
U.S. agency mortgage-backed securities	$51,361	$1,086	$-	$-	$51,361	$1,086
Non-agency commercial mortgage-backed
securities	591	4	-	-	591	4
U.S. Treasury securities	219	4	-	-	219	4
U.S. state and municipal securities	14	1	-	-	14	1
Total	$52,185	$1,095	$-	$-	$52,185	$1,095
Total securities with unrealized losses (1)	$81,341	$1,307	$12,921	$226	$94,262	$1,533

December 31, 2015
Available for sale securities:
U.S. agency mortgage-backed securities	$8,541	$47	$813	$1	$9,354	$48
Asset-backed securities	17,127	240	2,743	66	19,870	306
Corporate debt securities	5,433	25	942	6	6,375	31
U.S. Treasury securities	5,010	17	-	-	5,010	17
Certificates of deposit	773	2	599	1	1,372	3
U.S. agency notes	1,281	10	1,547	17	2,828	27
Total	$38,165	$341	$6,644	$91	$44,809	$432
Held to maturity securities:
U.S. agency mortgage-backed securities	$24,219	$253	$1,842	$40	$26,061	$293
Non-agency commercial mortgage-backed
securities	729	20	-	-	729	20
U.S. Treasury securities	220	3	-	-	220	3
Total	$25,168	$276	$1,842	$40	$27,010	$316
Total securities with unrealized losses (2)	$63,333	$617	$8,486	$131	$71,819	$748

(1)	The number of investment positions with unrealized losses totaled 627 for AFS securities and 612 for HTM securities.
(2)	The number of investment positions with unrealized losses totaled 409 for AFS securities and 286 for HTM securities.

-  69  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Management evaluates whether investment securities are OTTI on a quarterly basis as described in Note 2.

The following table is a roll forward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was reclassified from or recognized in other comprehensive income (loss):

Year Ended December 31,	2016	2015	2014
Balance at beginning of year	$1	$2	$169
Credit losses recognized into current year earnings on debt securities for
which an OTTI was not previously recognized	-	-	1
Reductions due to sale of debt securities for which an OTTI was
previously recognized	(1)	(1)	(168)
Balance at end of year	$-	$1	$2

The maturities of AFS and HTM securities are as follows:

		After 1 year	After 5 years
	Within	through	through	After
December 31, 2016	1 year	5 years	10 years	10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$47	$3,475	$16,847	$12,826	$33,195
Asset-backed securities	-	8,728	3,799	7,808	20,335
Corporate debt securities	2,332	7,520	-	-	9,852
U.S. Treasury securities	1,199	6,707	717	-	8,623
Certificates of deposit	651	1,420	-	-	2,071
U.S. agency notes	-	1,907	-	-	1,907
U.S. state and municipal securities	-	-	72	1,051	1,123
Commercial paper	214	-	-	-	214
Non-agency commercial mortgage-backed
securities (1)	-	-	-	45	45
Total fair value	$4,443	$29,757	$21,435	$21,730	$77,365
Total amortized cost	$4,440	$29,741	$21,519	$21,927	$77,627
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$-	$5,080	$22,954	$43,643	$71,677
Non-agency commercial mortgage-backed
securities (1)	-	-	364	640	1,004
Asset-backed securities	-	150	791	-	941
Corporate debt securities	-	436	-	-	436
U.S. Treasury securities	-	-	219	-	219
Commercial paper	99	-	-	-	99
U.S. state and municipal securities	-	-	6	62	68
Total fair value	$99	$5,666	$24,334	$44,345	$74,444
Total amortized cost	$99	$5,559	$24,500	$45,045	$75,203

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

-  70  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

Year Ended December 31,	2016	2015	2014
Proceeds	$5,537	$2,424	$6,556
Gross realized gains	4	1	30
Gross realized losses	-	1	23

6.Bank Loans and Related Allowance for Loan Losses

The composition of bank loans and delinquency analysis by loan type is as follows:

				>90 days past	Total past due		Allowance	Total
		30-59 days	60-89 days	due and other	and other	Total	for loan	bank
December 31, 2016	Current	past due	past due	nonaccrual loans	nonaccrual loans	loans	losses	loans - net
Residential real estate mortgages	$9,100	$15	$3	$16	$34	$9,134	$17	$9,117
Home equity loans and lines of credit	2,336	2	2	10	14	2,350	8	2,342
Pledged asset lines	3,846	4	1	-	5	3,851	-	3,851
Other	94	-	-	-	-	94	1	93
Total bank loans	$15,376	$21	$6	$26	$53	$15,429	$26	$15,403

December 31, 2015
Residential real estate mortgages	$8,304	$11	$1	$18	$30	$8,334	$20	$8,314
Home equity loans and lines of credit	2,720	4	1	10	15	2,735	11	2,724
Pledged asset lines	3,228	3	1	-	4	3,232	-	3,232
Other	64	-	-	-	-	64	-	64
Total bank loans	$14,316	$18	$3	$28	$49	$14,365	$31	$14,334

First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $78 million and $80 million at December 31, 2016 and 2015, respectively. The Company had commitments to extend credit related to unused HELOCs, PALs, and other lines of credit, which totaled $8.4 billion and $7.4 billion at December 31, 2016 and 2015, respectively. The Company had commitments to purchase First Mortgage loans of $466 million and $260 million at December 31, 2016 and 2015, respectively. All PALs were fully collateralized by securities with fair values in excess of borrowings at December 31, 2016 and 2015.

Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $3.3 billion and $2.0 billion during 2016 and 2015, respectively. Schwab purchased HELOCs with commitments of $440 million and $573 million during 2016 and 2015, respectively.

-  71  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Credit Quality

Changes in the allowance for loan losses were as follows:

	December 31, 2016				December 31, 2015			December 31, 2014
	Residential	Home equity			Residential	Home equity		Residential	Home equity
	real estate	loans and			real estate	loans and		real estate	loans and
	mortgages	lines of credit	Other	Total	mortgages	lines of credit	Total	mortgages	lines of credit	Total
Balance at beginning of year	$20	$11	$-	$31	$29	$13	$42	$34	$14	$48
Charge-offs	(1)	(1)	-	(2)	(1)	(2)	(3)	(3)	(2)	(5)
Recoveries	1	1	-	2	1	2	3	2	1	3
Provision for loan losses	(3)	(3)	1	(5)	(9)	(2)	(11)	(4)	-	(4)
Balance at end of year	$17	$8	$1	$26	$20	$11	$31	$29	$13	$42

Substantially all of the bank loans were collectively evaluated for impairment at both December 31, 2016 and 2015. There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2016 or 2015. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $31 million and $36 million at December 31, 2016 and 2015, respectively. Impaired assets, which include nonaccrual loans, other real estate owned and TDRs, totaled $45 million and $50 million at December 31, 2016 and 2015, respectively. TDRs were not material at December 31, 2016 or 2015.

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

Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in December 2016. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

As of December 31, 2016 and 2015, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

-  72  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2016	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$8,350	774	N/A	0.04%
>70% – <90%	743	768	N/A	0.35%
>90% – <100%	21	747	N/A	2.08%
>100%	20	709	N/A	14.50%
Total	$9,134	773	N/A	0.10%
Home equity loans and lines of credit:
Estimated Current LTV (2)
<70%	$2,070	771	35%	0.12%
>70% – <90%	234	757	50%	0.40%
>90% – <100%	29	747	66%	1.74%
>100%	17	728	70%	3.73%
Total	$2,350	769	36%	0.20%
Pledged asset lines:
Weighted Average LTV (2)
=70%	$3,851	763	46%	-

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.
(2)	Represents the LTV for the full line of credit (drawn and undrawn).

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
December 31, 2016	mortgages	lines of credit
Year of origination
Pre-2012	$1,010	$1,660
2012	1,126	105
2013	1,746	193
2014	685	152
2015	1,458	146
2016	3,109	94
Total	$9,134	$2,350
Origination FICO
<620	$8	$-
620 – 679	92	13
680 – 739	1,427	432
>740	7,607	1,905
Total	$9,134	$2,350
Origination LTV
<70%	$6,865	$1,628
>70% – <90%	2,260	709
>90% – <100%	9	13
Total	$9,134	$2,350

-  73  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

		Weighted		Percent of Loans
		Average	Utilization	that are on
December 31, 2015	Balance	Updated FICO	Rate (1)	Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$7,508	774	N/A	0.03%
>70% – <90%	759	764	N/A	0.31%
>90% – <100%	37	736	N/A	5.54%
>100%	30	713	N/A	7.72%
Total	$8,334	773	N/A	0.11%
Home equity loans and lines of credit:
Estimated Current LTV (2)
<70%	$2,277	772	37%	0.09%
>70% – <90%	373	760	50%	0.48%
>90% – <100%	48	748	63%	1.02%
>100%	37	739	67%	1.79%
Total	$2,735	770	39%	0.18%
Pledged asset lines:
Weighted Average LTV (2)
=70%	$3,232	764	49%	-

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.
(2)	Represents the LTV for the full line of credit (drawn and undrawn).

N/A Not applicable.

	Residential	Home equity
	real estate	loans and
December 31, 2015	mortgages	lines of credit
Year of origination
Pre-2012	$1,306	$2,048
2012	1,644	125
2013	2,450	232
2014	1,021	188
2015	1,913	142
Total	$8,334	$2,735
Origination FICO
<620	$10	$-
620 – 679	88	16
680 – 739	1,381	498
>740	6,855	2,221
Total	$8,334	$2,735
Origination LTV
<70%	$5,913	$1,858
>70% – <90%	2,408	860
>90% – <100%	13	17
Total	$8,334	$2,735

-  74  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2016	2015
Software	$1,335	$1,183
Buildings	807	771
Leasehold improvements	342	322
Information technology equipment	299	273
Furniture and equipment	190	177
Telecommunications equipment	67	78
Construction in progress	26	18
Land	168	110
Total equipment, office facilities, and property	3,234	2,932
Accumulated depreciation and amortization	(1,935)	(1,787)
Total equipment, office facilities, and property – net	$1,299	$1,145

Depreciation and amortization expense for equipment, office facilities, and property was $197 million, $179 million, and $155 million in 2016, 2015, and 2014, respectively.

8.Intangible Assets and Goodwill

Intangible assets and goodwill are detailed below:

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Client relationships	$274	$169	$105	$274	$144	$130
Technology	89	56	33	89	47	42
Trade name	16	10	6	16	7	9
Total intangible assets	$379	$235	$144	$379	$198	$181

Amortization expense for intangible assets was $37 million, $45 million, and $44 million, in 2016, 2015, and 2014, respectively.

Estimated future annual amortization expense for intangible assets as of December 31, 2016, is as follows:

2017	$37
2018	30
2019	27
2020	22
2021	15
Thereafter	13
Total intangible assets	$144

-  75  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The changes in the carrying amount of goodwill, as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment going forward, are presented in the following table:

	Investor	Advisor
	Services	Services	Total
Balance at December 31, 2014	$1,127	$100	$1,227
Goodwill acquired and other changes during the period (1)	(31)	31	-
Balance at December 31, 2015	1,096	131	1,227
Goodwill acquired and other changes during the period	-	-	-
Balance at December 31, 2016	$1,096	$131	$1,227

(1)

During 2015, the Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment. Related goodwill amounts were transferred from the Investor Services segment to the Advisor Services segment.

In testing for potential impairment of goodwill on April 1, 2016, management performed an assessment of each of the Company’s reporting units. As a result of this assessment, management concluded that goodwill was not impaired. The Company did not recognize any goodwill impairment in 2016,  2015, or 2014.

9.Other Assets

The components of other assets are as follows:

December 31,	2016	2015
Accounts receivable (1)	$451	$388
Interest and dividends receivable	325	241
Other investments (2)	324	180
Deferred tax asset – net	143	145
Prepaid expenses	90	101
Other (3)	75	106
Total other assets	$1,408	$1,161

(1)	Accounts receivable includes accrued service fee income and a receivable from the Company’s loan servicer.
(2)

Other investments include LIHTC investments and investments in stock of the Federal Home Loan Bank of San Francisco. FHLB stock can only be sold to the issuer at its par value. Any cash dividends received from these investments are recognized as interest income in the Consolidated Statements of Income.

(3)	Adjusted for retrospective adoption of ASU 2015-03. See New Accounting Standards in Note 2 for additional information.

10.Variable Interest Entities

A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates all entities in which it has a financial interest to determine if the entity is a VIE and if so, whether the Company is the primary beneficiary. See “Principles of Consolidation” in Note 1 for discussion of the Company’s evaluations of VIEs and whether it is deemed to be the primary beneficiary of any VIEs in which it holds an interest. The Company was not the primary beneficiary of, and therefore, not required to consolidate any VIEs during 2016, 2015, or 2014.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

the proportional amortization method. See Note 2 for discussion of the application of the proportional amortization method. Amortization, tax credits, and other tax benefits recognized in relation to LIHTC investments are included in taxes on income on the consolidated statements of income. As of December 31, 2016 and 2015, the majority of the Company’s VIEs related to Schwab Bank’s LIHTC investments.

The carrying value of the LIHTC investments was $189 million and $104 million as of December 31, 2016 and 2015, respectively, which is included in other assets on the consolidated balance sheets. Schwab Bank recorded liabilities of $135 million and $84 million for unfunded commitments related to LIHTC investments at December 31, 2016 and 2015, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheets. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions and Schwab Bank expects to pay substantially all of these commitments between 2017 and 2020.

Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which the Company holds a variable interest, but as to which the Company has concluded it is not the primary beneficiary, are summarized in the table below:

	December 31, 2016			December 31, 2015
			Maximum			Maximum
	Aggregate	Aggregate	exposure	Aggregate	Aggregate	exposure
	assets	liabilities	to loss	assets	liabilities	to loss
LIHTC Investments	$189	$135	$189	$104	$84	$104
Other CRA Investments (1)	60	-	80	57	-	66
Total	$249	$135	$269	$161	$84	$170

(1)	Other CRA investments are recorded using either the cost method or the equity method. Aggregate assets are included in either other assets or bank loans – net on the consolidated balance sheets.

The Company’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the years ended December 31, 2016 and 2015, the Company did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

11.Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2016	2015
Interest-bearing deposits:
Deposits swept from brokerage accounts	$141,146	$108,137
Checking	13,842	12,822
Savings and other	7,792	7,896
Total interest-bearing deposits	162,780	128,855
Non-interest-bearing deposits	674	647
Total bank deposits	$163,454	$129,502

12.Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations include securities loaned of $2.0 billion and $2.2 billion at December 31, 2016 and 2015, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2016 and 2015.

-  77  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

13.Borrowings

Long-term debt was net of unamortized debt discounts/premiums and debt issuance costs of $24 million and $29 million at December 31, 2016 and 2015, respectively.

December 31,	2016	2015
Senior Notes	$2,558	$2,553	(1)
Medium-Term Notes, Series A	250	249	(1)
Finance lease obligation	68	75
Total long-term debt	$2,876	$2,877

(1)

Balances as of December 31, 2015 have been recast as a result of the adoption of ASU 2015-03, to present debt issuance costs of $13 million as a direct deduction from the carrying amount of the associated debt liability, consistent with the recording of debt discounts.

CSC has a Shelf Registration Statement on file with the SEC, which enables CSC to issue debt, equity, and other securities.

The Senior Notes outstanding at December 31, 2016, have maturities ranging from 2018 to 2026 and bear interest at a weighted-average rate of 3.03% with interest payable semi-annually.

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

The Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2016, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $68 million at December 31, 2016, is being reduced by a portion of the lease payments over the remaining lease term of eight years.

Annual maturities on long-term debt outstanding at December 31, 2016, are as follows:

2017	$258
2018	908
2019	8
2020	709
2021	9
Thereafter	1,008
Total maturities	2,900
Unamortized discount, net	(14)
Debt issuance costs	(10)
Total long-term debt	$2,876

Short-term borrowings: Schwab Bank maintains a secured credit facility with the FHLB. Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral. During 2016, Schwab Bank used borrowings under this agreement to purchase investment securities prior to bulk transfers. No amounts were outstanding under this facility as of December 31, 2016 or 2015. As a condition of the borrowings, Schwab Bank purchased $152 million of FHLB stock, recorded at par, and sold $88 million of FHLB stock in 2016, with the net investment recorded in other assets on the consolidated balance sheets. Schwab Bank sold $8 million of FHLB stock during 2015.

-  78  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at December 31, 2016. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC had no borrowings of Commercial Paper Notes outstanding at December 31, 2016 or 2015.

CSC maintains a $750 million committed, unsecured credit facility with a group of banks, which is scheduled to expire in June 2017. This facility replaced a similar facility that expired in June 2016. The funds under this facility are available for general corporate purposes. The financial covenants require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At December 31, 2016, the minimum level of stockholders’ equity required under this facility was $10.2 billion (CSC’s stockholders’ equity, excluding AOCI, at December 31, 2016, was $16.6 billion). There were no borrowings outstanding under these facilities at December 31, 2016 or 2015.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with several banks. There were no borrowings outstanding under these lines at December 31, 2016 or 2015.

14.Commitments and Contingencies

Operating leases: The Company has non-cancelable operating leases for office space and equipment. Future annual minimum rental commitments under these leases, net of contractual subleases are as follows:

	Operating
December 31, 2016	Leases	Subleases	Net
2017	$137	$29	$108
2018	109	8	101
2019	84	4	80
2020	73	4	69
2021	64	5	59
Thereafter	318	2	316
Total	$785	$52	$733

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense relating to operating leases was $123 million, $116 million, and $114 million in 2016, 2015, and 2014, respectively.

Purchase obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. The Company has purchase obligations as follows:

December 31, 2016
2017	$211
2018	88
2019	44
2020	21
2021	20
Thereafter	200
Total	$584

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Corporation, which are issued by several banks. At December 31, 2016, the aggregate face amount of these LOCs totaled $295 million. There were no funds drawn under any of these LOCs at December 31, 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Other Matters: On April 16, 2012, optionsXpress was charged by the SEC in an administrative proceeding alleging violations of its close-out obligations under Regulation SHO (short sale delivery rules) in connection with certain customer trading

-  80  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

activity. Following trial, in a decision issued June 7, 2013, the judge held that optionsXpress had violated Regulation SHO and aided and abetted fraudulent trading activity by its customer, and ordered optionsXpress and the customer to pay disgorgement and penalties in an amount that would not be material. The Company appealed to the SEC, and in a decision issued August 18, 2016 and amended September 13, 2016, the SEC dismissed all fraud charges but affirmed the violations of Regulation SHO and the financial sanctions imposed by its administrative law judge. This matter is now concluded.

15.Financial Instruments Subject to Off-Balance Sheet Credit Risk or Concentration Risk

Off-Balance Sheet Credit Risk

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. The Company’s resale agreements are not subject to master netting arrangements.

Securities lending: The Company loans brokerage client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The Company borrows securities from other broker-dealers to fulfill short sales by brokerage clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $213 million and $72 million at December 31, 2016 and 2015, respectively. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, the Company does not net securities lending transactions. Therefore, the Company’s securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

-  81  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at December 31, 2016 and 2015.

				Gross Amounts Not Offset in the
		Gross Amounts	Net Amounts	Consolidated Balance Sheets
	Gross	Offset in the	Presented in the
	Assets/	Consolidated	Consolidated	Counterparty			Net
	Liabilities	Balance Sheets	Balance Sheets	Offsetting	Collateral		Amount
December 31, 2016
Assets:
Resale agreements (1)	$9,547	$-	$9,547	$-	$(9,547)	(2)	$-
Securities borrowed (3)	393	-	393	(200)	(189)		4
Total	$9,940	$-	$9,940	$(200)	$(9,736)		$4
Liabilities:
Securities loaned (4,5)	$1,996	$-	$1,996	$(200)	$(1,660)		$136
Total	$1,996	$-	$1,996	$(200)	$(1,660)		$136

December 31, 2015
Assets:
Resale agreements (1)	$8,088	$-	$8,088	$-	$(8,088)	(2)	$-
Securities borrowed (3)	198	-	198	(70)	(127)		1
Total	$8,286	$-	$8,286	$(70)	$(8,215)		$1
Liabilities:
Securities loaned (4,5)	$2,233	$-	$2,233	$(70)	$(1,990)		$173
Total	$2,233	$-	$2,233	$(70)	$(1,990)		$173

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s consolidated balance sheets.
(2)

Actual collateral was greater than or equal to 102% of the related assets. At December 31, 2016 and 2015, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.8 billion and $8.2 billion, respectively.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Margin lending: Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities available, under such regulations, for the Company to utilize as collateral, and the amounts pledged by the Company.

December 31,	2016	2015
Fair value of client securities available to be pledged	$21,516	$22,385
Fair value of client securities pledged for:
Securities lending to other broker-dealers	1,626	1,935
Fulfillment of client short sales	2,048	1,344
Fulfillment of requirements with the Options Clearing Corporation (1)	1,519	1,450
Total collateral pledged	$5,193	$4,729

Note:

Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $58 million as of December 31, 2016 and $43 million as of December 31, 2015.

(1)	Client securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

Financial Guarantees: See Note 14 for additional information.

Concentration Risk

The Company has exposure to concentration risk when holding large positions of financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in mortgage-backed securities totaled $105.9 billion at December 31, 2016. Of these, $104.9 billion were issued by U.S. agencies and $1.0 billion were issued by private entities (non-agency securities). The fair value of the Company’s investments in mortgage-backed securities totaled $72.3 billion at December 31, 2015. Of these, $71.0 billion were issued by U.S. agencies and $1.3 billion were non-agency securities. These U.S. agency and non-agency securities are included in investment securities in the consolidated balance sheets.

The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $10.6 billion and $11.1 billion at December 31, 2016 and 2015, respectively. At December 31, 2016, approximately 48% of these investments were issued by institutions in the financial services industry. These securities are included in investment securities, cash and cash equivalents, and other securities owned.

The Company’s bank loans include $8.2 billion and $7.5 billion of adjustable rate First Mortgages at December 31, 2016 and 2015, respectively. At December 31, 2016, approximately 36% of these mortgages consisted of loans with interest-only payment terms. At December 31, 2016, the interest rates on approximately 58% of these interest-only loans are not scheduled to reset for three or more years. For additional detail on concentrations in bank loans, see Note 6.

Fees received from Schwab’s proprietary mutual funds and ETFs represented 13%,  8%, and 7% of the Company’s net revenues in 2016, 2015, and 2014, respectively. Except for Schwab’s proprietary mutual funds and ETFs, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s net revenues in 2016, 2015, or 2014. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was 23% at December 31, 2016, 2015, and 2014.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

16.Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and the Company’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during 2016 or 2015. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2016 or 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2016	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,514	$-	$-	$1,514
Total cash equivalents	1,514	-	-	1,514
Investments segregated and on deposit for
regulatory purposes:
Certificates of deposit	-	2,525	-	2,525
U.S. Government securities	-	6,111	-	6,111
Total investments segregated and on deposit for
regulatory purposes	-	8,636	-	8,636
Other securities owned:
Equity and bond mutual funds	272	-	-	272
Schwab Funds® money market funds	108	-	-	108
State and municipal debt obligations	-	41	-	41
Equity, U.S. Government and corporate debt, and
other securities	2	26	-	28
Total other securities owned	382	67	-	449
Available for sale securities:
U.S. agency mortgage-backed securities	-	33,195	-	33,195
Asset-backed securities	-	20,335	-	20,335
Corporate debt securities	-	9,852	-	9,852
U.S. Treasury securities	-	8,623	-	8,623
Certificates of deposit	-	2,071	-	2,071
U.S. agency notes	-	1,907	-	1,907
U.S. state and municipal securities	-	1,123	-	1,123
Commercial paper	-	214	-	214
Non-agency commercial mortgage-backed securities	-	45	-	45
Total available for sale securities	-	77,365	-	77,365
Total	$1,896	$86,068	$-	$87,964

-  84  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2015	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$1,968	$-	$-	$1,968
Commercial paper	-	360	-	360
Total cash equivalents	1,968	360	-	2,328
Investments segregated and on deposit for
regulatory purposes:
Certificates of deposit	-	3,430	-	3,430
U.S. Government securities	-	4,517	-	4,517
Total investments segregated and on deposit for
regulatory purposes	-	7,947	-	7,947
Other securities owned:
Equity and bond mutual funds	205	-	-	205
Schwab Funds® money market funds	261	-	-	261
State and municipal debt obligations	-	50	-	50
Equity, U.S. Government and corporate debt, and
other securities	1	16	-	17
Total other securities owned	467	66	-	533
Available for sale securities:
U.S. agency mortgage-backed securities	-	22,149	-	22,149
Asset-backed securities	-	21,485	-	21,485
Corporate debt securities	-	10,747	-	10,747
U.S. Treasury securities	-	5,704	-	5,704
Certificates of deposit	-	1,683	-	1,683
U.S. agency notes	-	3,150	-	3,150
U.S. state and municipal securities	-	424	-	424
Non-agency commercial mortgage-backed securities	-	299	-	299
Other securities	-	5	-	5
Total available for sale securities	-	65,646	-	65,646
Total	$2,435	$74,019	$-	$76,454

-  85  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of other financial instruments are also described in Note 2. There were no significant changes in these methodologies or assumptions during 2016. The following tables present the fair value hierarchy for other financial instruments:

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$9,314	$-	$9,314	$-	$9,314
Cash and investments segregated and
on deposit for regulatory purposes	13,533	-	13,533	-	13,533
Receivables from brokers, dealers, and
clearing organizations	728	-	728	-	728
Receivables from brokerage clients – net	17,151	-	17,151	-	17,151
Held to maturity securities:
U.S. agency mortgage-backed securities	72,439	-	71,677	-	71,677
Non-agency commercial mortgage-backed
securities	997	-	1,004	-	1,004
Asset-backed securities	941	-	941	-	941
Corporate debt securities	436	-	436	-	436
U.S. Treasury securities	223	-	219	-	219
Commercial paper	99	-	99	-	99
U.S. state and municipal securities	68	-	68	-	68
Total held to maturity securities	75,203	-	74,444	-	74,444
Bank loans: (1)
Residential real estate mortgages	9,134	-	9,064	-	9,064
Home equity loans and lines of credit	2,350	-	2,458	-	2,458
Pledged asset lines	3,851	-	3,851	-	3,851
Other	94	-	94	-	94
Total bank loans	15,429	-	15,467	-	15,467
Other assets	328	-	328	-	328
Total	$131,686	$-	$130,965	$-	$130,965
Liabilities:
Bank deposits	$163,454	$-	$163,454	$-	$163,454
Payables to brokers, dealers, and clearing
organizations	2,407	-	2,407	-	2,407
Payables to brokerage clients	35,894	-	35,894	-	35,894
Accrued expenses and other liabilities	1,169	-	1,169	-	1,169
Long-term debt	2,876	-	2,941	-	2,941
Total	$205,800	$-	$205,865	$-	$205,865

(1)	The carrying value of bank loans excludes the allowance for loan losses of $26 million at December 31, 2016.

-  86  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Balance at
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash and cash equivalents	$9,650	$-	$9,650	$-	$9,650
Cash and investments segregated and
on deposit for regulatory purposes	11,647	-	11,647	-	11,647
Receivables from brokers, dealers, and
clearing organizations	582	-	582	-	582
Receivables from brokerage clients – net	17,310	-	17,310	-	17,310
Held to maturity securities:
U.S. agency mortgage-backed securities	48,785	-	48,883	-	48,883
Non-agency commercial mortgage-backed
securities	999	-	985	-	985
U.S. Treasury securities	223	-	220	-	220
Total held to maturity securities	50,007	-	50,088	-	50,088
Bank loans: (1)
Residential real estate mortgages	8,334	-	8,347	-	8,347
Home equity loans and lines of credit	2,735	-	2,857	-	2,857
Pledged asset lines	3,232	-	3,232	-	3,232
Other	64	-	64	-	64
Total bank loans	14,365	-	14,500	-	14,500
Other assets	184	-	184	-	184
Total	$103,745	$-	$103,961	$-	$103,961
Liabilities:
Bank deposits	$129,502	$-	$129,502	$-	$129,502
Payables to brokers, dealers, and clearing
organizations	2,588	-	2,588	-	2,588
Payables to brokerage clients	33,185	-	33,185	-	33,185
Accrued expenses and other liabilities	1,115	-	1,115	-	1,115
Long-term debt (2)	2,877	-	2,967	-	2,967
Total	$169,267	$-	$169,357	$-	$169,357

(1)	The carrying value of bank loans excludes the allowance for loan losses of $31 million at December 31, 2015.
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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.Stockholders’ Equity

The Company did not issue any shares of common stock during 2016, 2015, and 2014, respectively.

The Company was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at December 31, 2016 and 2015. The Company’s preferred stock issued and outstanding is as follows:

December 31,	2016				2015
	Shares				Shares
	Issued and	Liquidation			Issued and	Liquidation
	Outstanding	Preference	Liquidation	Carrying	Outstanding	Preference	Liquidation	Carrying
	(In thousands)	Per Share	Preference	Value	(In thousands)	Per Share	Preference	Value
Series A	400	$1,000	$400	$397	400	$1,000	$400	$396
Series B	485	1,000	485	482	485	1,000	485	480
Series C	600	1,000	600	585	600	1,000	600	583
Series D	750	1,000	750	728	-	-	-	-
Series E	6	100,000	600	591	-	-	-	-
Total Preferred Stock	2,241		$2,835	$2,783	1,485		$1,485	$1,459

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Series D Preferred Stock has no stated maturity and a fixed dividend rate of 5.95%. Dividends, if declared, will be payable quarterly in arrears. Dividends are not cumulative. Under the terms of the Series D Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series D Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series D Preferred Stock for the immediately preceding dividend period. The Series D Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after June 1, 2021 or, in whole but not in part, within 90 days following a regulatory capital treatment event as defined in its Certificate of Designations.

On October 31, 2016, the Company issued and sold 600,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed-to-floating rate non-cumulative perpetual preferred stock, Series E, $0.01 par value, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share).

The Series E Preferred Stock has no stated maturity and a fixed dividend rate of 4.625% through February 28, 2022, payable semi-annually in arrears, and thereafter at a floating rate of three-month LIBOR plus a fixed spread of 3.315%, payable quarterly in arrears. Dividends are not cumulative. Under the terms of the Series E Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series E Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series E Preferred Stock for the immediately preceding dividend period. The Series E Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after March 1, 2022 or, in whole but not in part, within 90 days following a regulatory capital treatment event as defined in its Certificate of Designations.

18.Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2016			2015			2014
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax	tax	effect	tax
Change in net unrealized gain (loss) on
available for sale securities:
Net unrealized gain (loss)	$(44)	$16	$(28)	$(477)	$178	$(299)	$255	$(95)	$160
Reclassification of impairment charges
included in net impairment losses on
securities	-	-	-	-	-	-	1	(1)	-
Other reclassifications included in
other revenue	(4)	2	(2)	-	-	-	(7)	3	(4)
Change in net unrealized gain (loss) on
available for sale securities	(48)	18	(30)	(477)	178	(299)	249	(93)	156
Other	1	-	1	-	-	-	-	-	-
Other comprehensive income (loss)	$(47)	$18	$(29)	$(477)	$178	$(299)	$249	$(93)	$156

-  89  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

AOCI balances are as follows:

Total
Accumulated Other
Comprehensive Income
Balance at December 31, 2013	$9
Net unrealized gain (loss) on available for sale securities	156
Balance at December 31, 2014	$165
Net unrealized gain (loss) on available for sale securities	(299)
Balance at December 31, 2015	$(134)
Net unrealized gain (loss) on available for sale securities	(30)
Other	1
Balance at December 31, 2016	$(163)

19.Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans

The Company’s share-based incentive plans provide for granting options and restricted stock units to employees, officers, and directors. In addition, the Company offers retirement and employee stock purchase plans to eligible employees and sponsors deferred compensation plans for eligible officers and non-employee directors.

A summary of the Company’s share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2016	2015	2014
Stock option expense	$45	$46	$44
Restricted stock unit expense	89	83	66
Employee stock purchase plan expense	7	6	5
Total share-based compensation expense	$141	$135	$115
Income tax benefit on share-based compensation expense	$(53)	$(51)	$(43)

The Company issues shares for stock options and restricted stock units from treasury stock. At December 31, 2016, the Company was authorized to grant up to 50 million common shares under its existing stock incentive plans. Additionally, at December 31, 2016, the Company had 38 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2016, there was $254 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2020 with a remaining weighted-average service period of 1.9 years for stock options, 2.5 years for restricted stock units, and 0.5 years for performance stock units.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to five-year period from the date of grant.

-  90  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s stock option activity is summarized below:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of Options	Exercise Price	Contractual	Intrinsic
	(In millions)	per Share	Life (in years)	Value
Outstanding at December 31, 2015	40	$19.82
Granted	6	30.05
Exercised	(9)	16.77
Forfeited	-	26.59
Expired	-	22.57
Outstanding at December 31, 2016	37	$22.12	6.50	$649
Vested and expected to vest at December 31, 2016	37	$22.03	6.47	$646
Vested and exercisable at December 31, 2016	23	$17.94	5.21	$505

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2016	2015	2014
Weighted-average fair value of options granted per share	$8.73	$8.56	$7.82
Cash received from options exercised	144	90	189
Tax benefit realized on options exercised	38	22	8
Aggregate intrinsic value of options exercised	149	90	86

Management uses an option pricing model to estimate the fair value of options granted. The model takes into account the contractual term of the stock option, expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term similar to the contractual term of the option. Management uses historical option exercise data, which includes employee termination data, to estimate the probability of future option exercises. Management uses the Black-Scholes model to solve for the expected life of options. The assumptions used to value the Company’s options granted during the years presented and their expected lives were as follows:

Year Ended December 31,	2016	2015	2014
Weighted-average expected dividend yield	1.22%	1.22%	1.20%
Weighted-average expected volatility	30%	28%	28%
Weighted-average risk-free interest rate	1.8%	2.2%	2.4%
Expected life (in years)	4.7-7.3	4.7 - 7.5	4.4 - 7.2

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a three- to five-year period, while performance-based restricted stock units also require the Company achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2016, 2015, and 2014 was $105 million, $126 million, and $116 million, respectively.

-  91  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s restricted stock units activity is summarized below:

		Weighted-
	Number	Average Grant
	of Units	Date Fair Value
	(In millions)	per Unit
Outstanding at December 31, 2015	8	$25.84
Granted	3	30.64
Vested	(3)	22.53
Forfeited	-	25.80
Outstanding at December 31, 2016	8	$29.41

Retirement Plan

Employees of the Company can participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $83 million, $78 million, and $68 million in 2016, 2015, and 2014, respectively.

Deferred Compensation Plans

The Company’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $135 million and $129 million at December 31, 2016 and 2015, respectively.

FC Career Achievement Plan

The Company’s FC career achievement plan was implemented in January 2014 and is a noncontributory, unfunded, nonqualified plan for eligible FCs. An FC is eligible for earned cash payments after retirement contingent upon meeting certain performance levels, tenure, age and client transitioning requirements. Allocations to the plan are completed annually by the Company and are subject to general creditors of the Company. Based on the performance level achieved, an FC will receive an award calculated as a percentage of eligible compensation. Full vesting occurs when an FC reaches 60 years of age and has at least ten years of service with the Company. The Company is using the Society of Actuaries MP-2016 mortality improvement scale for its mortality assumptions.

The following table presents the changes in projected benefit obligation:

December 31,	2016	2015
Projected benefit obligation at beginning of year	$17	$8
Service and interest cost	7	8
Actuarial (gain)/loss	2	1
Projected benefit obligation at end of year (1)	$26	$17

(1)	This amount is recognized as a liability on the consolidated balance sheets and also depicts the accumulated benefit obligation.

-  92  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents the net benefit cost and assumptions used to determine the net benefit cost:

December 31,	2016	2015	2014
Service and interest cost	$7	$8	$6
Net benefit cost	$7	$8	$6

Assumptions used to determine net benefit cost:
Discount rate	4.62%	4.19%	5.30%
Rate of compensation increase	3.00%	3.00%	3.00%
Investment crediting rate for notional account balances	6.50%	6.50%	6.50%

The following table presents the components and amounts impacting AOCI:

December 31,	2016	2015
Net (gain)/loss	$1	$-
Amount recognized in AOCI	$1	$-

20.Taxes on Income

The components of income tax expense are as follows:

Year Ended December 31,	2016	2015	2014
Current:
Federal	$980	$740	$747
State	109	99	72
Total current	1,089	839	819
Deferred:
Federal	13	(6)	(23)
State	2	(1)	(2)
Total deferred	15	(7)	(25)
Taxes on income	$1,104	$832	$794

-  93  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2016	2015
Deferred tax assets:
Employee compensation, severance, and benefits	$216	$221
Net unrealized loss on available for sale securities	97	80
Facilities lease commitments	25	28
Reserves and allowances	25	28
State and local taxes	17	14
Net operating loss carryforwards	5	6
Other	-	1
Total deferred tax assets	385	378
Valuation allowance	(3)	(4)
Deferred tax assets – net of valuation allowance	382	374
Deferred tax liabilities:
Depreciation and amortization	(114)	(115)
Capitalized internal-use software development costs	(118)	(97)
Other	(7)	(17)
Total deferred tax liabilities	(239)	(229)
Deferred tax asset – net (1)	$143	$145

(1)	Amounts are included in other assets at December 31, 2016 and 2015, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.4	2.6	2.3
Other (1)	(0.5)	(1.1)	0.2
Effective income tax rate	36.9%	36.5%	37.5%

(1)	Includes the impact of the recognition of net tax benefits attributable to changes in estimates for positions taken for tax years 2011 to 2014 in 2015 and 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2016	2015
Balance at beginning of year	$48	$11
Additions for tax positions related to the current year	16	15
Additions for tax positions related to prior years	32	26
Reductions for tax positions related to prior years	(2)	-
Reductions due to lapse of statute of limitations	-	(4)
Reductions for settlements with tax authorities	(1)	-
Balance at end of year	$93	$48

At December 31, 2016 and 2015, there are $85 million and $41 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in tax expense and penalties in other expense. The Company had approximately $8 million and $6 million for the payment of interest and penalties accrued at December 31, 2016 and 2015, respectively.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state and applicable local jurisdictions’ taxing authorities. Federal returns for 2011 through 2015 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

-  94  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

21.Earnings Per Common Share

EPS is computed using the two-class method. Preferred stock dividends, and undistributed earnings and dividends allocated to participating securities are subtracted from net income in determining net income available to common stockholders. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares include, if dilutive, the effect of outstanding stock options and non-vested restricted stock units. EPS under the basic and diluted computations is as follows:

Year Ended December 31,	2016	2015	2014
Net income	$1,889	$1,447	$1,321
Preferred stock dividends and other (1)	(143)	(83)	(60)
Net income available to common stockholders	$1,746	$1,364	$1,261
Weighted-average common shares outstanding — basic	1,324	1,315	1,303
Common stock equivalent shares related to stock incentive plans	10	12	12
Weighted-average common shares outstanding — diluted (2)	1,334	1,327	1,315
Basic EPS	$1.32	$1.04	$.96
Diluted EPS	$1.31	$1.03	$.95

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2)	Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 26 million, 23 million, and 24 million shares in 2016, 2015, and 2014, respectively.

22.Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to examination, supervision, and regulation by the Federal Reserve. Schwab Bank is subject to examination, supervision, and regulation by the OCC, as its primary regulator, the FDIC as its deposit insurer, and the CFPB. CSC is required to serve as a source of strength for Schwab Bank.

Schwab Bank is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by Schwab Bank. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At December 31, 2016, both CSC and Schwab Bank met all of their respective capital requirements. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect CSC’s or Schwab Bank’s ability to meet future capital requirements.

-  95  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

			Minimum to be		Minimum Capital
	Actual		Well Capitalized		Requirement
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$12,574	18.4%	N/A		$3,068	4.5%
Tier 1 Risk-Based Capital	15,357	22.5%	N/A		4,091	6.0%
Total Risk-Based Capital	15,384	22.6%	N/A		5,454	8.0%
Tier 1 Leverage	15,357	7.2%	N/A		8,516	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$11,878	19.8%	$3,894	6.5%	$2,696	4.5%
Tier 1 Risk-Based Capital	11,878	19.8%	4,793	8.0%	3,595	6.0%
Total Risk-Based Capital	11,904	19.9%	5,992	10.0%	4,793	8.0%
Tier 1 Leverage	11,878	7.0%	8,456	5.0%	6,765	4.0%
December 31, 2015
CSC
Common Equity Tier 1 Risk-Based Capital	$10,851	18.2%	N/A		$2,681	4.5%
Tier 1 Risk-Based Capital	12,310	20.7%	N/A		3,575	6.0%
Total Risk-Based Capital	12,342	20.7%	N/A		4,766	8.0%
Tier 1 Leverage	12,310	7.1%	N/A		6,912	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$9,314	18.1%	$3,349	6.5%	$2,318	4.5%
Tier 1 Risk-Based Capital	9,314	18.1%	4,121	8.0%	3,091	6.0%
Total Risk-Based Capital	9,345	18.1%	5,152	10.0%	4,121	8.0%
Tier 1 Leverage	9,314	7.1%	6,594	5.0%	5,275	4.0%

N/A Not Applicable.

Based on its regulatory capital ratios at December 31, 2016, Schwab Bank is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2016 that management believes have changed Schwab Bank’s capital category.

The Federal Reserve requires Schwab Bank to maintain reserve balances at the Federal Reserve based on its deposits that are considered to be transaction accounts. Schwab Bank’s average reserve requirements were $1.5 billion and $1.4 billion in 2016 and 2015, respectively.

Beginning on January 1, 2016, CSC and Schwab Bank became subject to a new capital conservation buffer requirement of .625% of risk-weighted assets, increasing each year by .625% until fully implemented at 2.5% of risk-weighted assets in January 2019. The capital conservation buffer is in addition to the minimum risk-based capital requirements described above. Failure to maintain the capital conservation buffer would limit an entity’s ability to make capital distributions and discretionary bonus payments to executive officers. At December 31, 2016, both CSC’s and Schwab Bank’s capital levels exceeded the fully implemented capital conservation buffer requirement.

CSC’s principal broker-dealers are Schwab and optionsXpress. Schwab and optionsXpress are both subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab and optionsXpress compute net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement ($250,000), which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

-  96  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

optionsXpress is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in client accounts and 8% of the total risk margin requirements for all positions carried in non-client accounts (as defined in Reg. 1.17).

Net capital and net capital requirements for Schwab and optionsXpress are as follows:

				Net Capital
		Minimum	2% of	in Excess of
		Net Capital	Aggregate	Required
December 31, 2016	Net Capital	Required	Debit Balances	Net Capital
Schwab	$1,846	$0.250	$355	$1,491
optionsXpress	269	1	8	261
December 31, 2015
Schwab	$1,746	$0.250	$358	$1,388
optionsXpress	244	1	7	237

Schwab and optionsXpress are also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and other applicable regulations, which require them to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab and optionsXpress had portions of their cash and investments segregated for the exclusive benefit of clients at December 31, 2016. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2016 for Schwab and optionsXpress totaled $23.3 billion. On January 4, 2017, Schwab and optionsXpress deposited a net amount of $1.6 billion of cash into their segregated reserve bank accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2015 for Schwab and optionsXpress totaled $20.5 billion. On January 5, 2016, Schwab and optionsXpress deposited a net amount of $1.4 billion of cash into their segregated reserve bank accounts.

23.Segment Information

The Company’s two reportable segments are Investor Services and Advisor Services. The Company structures its operating segments according to its clients and the services provided to those clients. The Investor Services segment provides retail brokerage and banking services, retirement plan services, and other corporate brokerage services. The Advisor Services segment provides custodial, trading, banking, and support services as well as retirement business services. Revenues and expenses are allocated to the Company’s two segments based on which segment services the client.

The accounting policies of the segments are the same as those described in Note 2. For the computation of its segment information, the Company utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation and amortization, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development) and a funds transfer pricing methodology to allocate certain revenues.

The Company evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions between the segments.

-  97  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services (1)			Advisor Services (1)			Unallocated			Total
Year Ended December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net Revenues:
Asset management and
administration fees	$2,093	$1,837	$1,742	$962	$813	$791	$-	$-	$-	$3,055	$2,650	$2,533
Net interest revenue	2,591	2,133	2,028	731	392	244	-	-	-	3,322	2,525	2,272
Trading revenue	524	556	606	301	310	301	-	-	-	825	866	907
Other (2)	199	234	218	72	94	74	-	-	51	271	328	343
Provision for loan losses	4	11	4	1	-	-	-	-	-	5	11	4
Net impairment losses
on securities	-	-	(1)	-	-	-	-	-	-	-	-	(1)
Total net revenues	5,411	4,771	4,597	2,067	1,609	1,410	-	-	51	7,478	6,380	6,058
Expenses Excluding Interest (3)	3,380	3,090	2,937	1,105	1,011	938	-	-	68	4,485	4,101	3,943
Income before taxes on income	$2,031	$1,681	$1,660	$962	$598	$472	$-	$-	$(17)	$2,993	$2,279	$2,115

Capital expenditures	$234	$195	$271	$119	$90	$134	$-	$-	$-	$353	$285	$405
Depreciation and amortization	$180	$171	$154	$54	$53	$45	$-	$-	$-	$234	$224	$199

(1)

The Corporate Brokerage Retirement Services business was transferred from the Investor Services segment to the Advisor Services segment in the fourth quarter of 2015. Prior period information has been recast to reflect these changes.

(2)	Unallocated amount includes a net insurance settlement of $45 million in 2014.
(3)	Unallocated amount includes a charge of $68 million for estimated future severance benefits resulting from changes in the Company’s geographic footprint in 2014.

24.The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2016	2015	2014
Interest revenue	$22	$12	$2
Interest expense	(100)	(86)	(64)
Net interest expense	(78)	(74)	(62)
Other	1	4	1
Expenses excluding interest	(21)	(27)	(24)
Loss before income tax benefit and equity in net income of subsidiaries	(98)	(97)	(85)
Income tax benefit	34	41	32
Loss before equity in net income of subsidiaries	(64)	(56)	(53)
Equity in net income of subsidiaries:
Equity in undistributed net income of subsidiaries	1,690	1,287	1,157
Dividends from bank subsidiary	-	-	45
Dividends from non-bank subsidiaries	263	216	172
Net Income	1,889	1,447	1,321
Preferred stock dividends and other (1)	143	83	60
Net Income Available to Common Stockholders	$1,746	$1,364	$1,261

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

-  98  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Balance Sheets

December 31,	2016	2015 (1)
Assets
Cash and cash equivalents	$1,189	$1,007
Receivables from subsidiaries	503	419
Available for sale securities	569	569
Held to maturity securities	223	223
Other securities owned – at fair value	75	65
Loans to non-bank subsidiaries	-	468
Investment in non-bank subsidiaries	5,044	4,374
Investment in bank subsidiary	11,726	9,191
Other assets	124	88
Total assets	$19,453	$16,404
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$219	$189
Payables to subsidiaries	6	11
Long-term debt	2,807	2,802
Total liabilities	3,032	3,002
Stockholders’ equity	16,421	13,402
Total liabilities and stockholders’ equity	$19,453	$16,404

(1)	Adjusted for the retrospective adoption of ASU 2015-03. See New Accounting Standards in Note 2 for additional information.

-  99  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2016	2015	2014
Cash Flows from Operating Activities
Net income	$1,889	$1,447	$1,321
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed earnings of subsidiaries	(1,690)	(1,287)	(1,157)
Other	(37)	(31)	(19)
Net change in:
Other securities owned	(10)	9	5
Other assets	(27)	(32)	(9)
Accrued expenses and other liabilities	30	4	(1)
Net cash provided by operating activities	155	110	140
Cash Flows from Investing Activities
Due from subsidiaries – net	95	93	607
Increase in investments in subsidiaries	(1,547)	(611)	(249)
Repayments (Advances) of subordinated loan to Schwab	465	(150)	-
Purchases of available for sale securities	(2)	(842)	-
Proceeds from sales of available for sale securities	2	200	-
Principal payments on available for sale securities	-	75	-
Purchases of held to maturity securities	-	(223)	-
Other investing activities	(4)	-	-
Net cash provided by (used for) investing activities	(991)	(1,458)	358
Cash Flows from Financing Activities
Issuance of long-term debt	-	1,346	-
Repayment of long-term debt	-	(350)	-
Net proceeds from preferred stock offerings	1,316	581	-
Dividends paid	(486)	(387)	(373)
Proceeds from stock options exercised and other	144	90	189
Other financing activities	44	32	29
Net cash provided by (used for) financing activities	1,018	1,312	(155)
Increase (Decrease) in Cash and Cash Equivalents	182	(36)	343
Cash and Cash Equivalents at Beginning of Year	1,007	1,043	700
Cash and Cash Equivalents at End of Year	$1,189	$1,007	$1,043

-  100  -

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

25.Quarterly Financial Information (Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2016:
Net Revenues	$1,972	$1,914	$1,828	$1,764
Expenses Excluding Interest	$1,148	$1,120	$1,108	$1,109
Net Income	$522	$503	$452	$412
Net Income Available to Common Stockholders	$478	$470	$406	$392
Weighted-Average Common Shares Outstanding – Basic	1,329	1,324	1,322	1,321
Weighted-Average Common Shares Outstanding – Diluted	1,341	1,334	1,333	1,330
Basic Earnings Per Common Share	$.36	$.36	$.31	$.30
Diluted Earnings Per Common Share	$.36	$.35	$.30	$.29
Dividends Declared Per Common Share	$.07	$.07	$.07	$.06
Range of Common Stock Price Per Share:
High	$40.58	$31.87	$31.07	$32.23
Low	$30.66	$23.83	$24.02	$21.51
Range of Price/Earnings Ratio (1):
High	31	26	27	29
Low	24	20	21	20
Year Ended December 31, 2015:
Net Revenues	$1,691	$1,597	$1,566	$1,526
Expenses Excluding Interest	$1,046	$1,014	$999	$1,042
Net Income	$416	$376	$353	$302
Net Income Available to Common Stockholders	$378	$365	$330	$291
Weighted-Average Common Shares Outstanding – Basic	1,319	1,316	1,314	1,312
Weighted-Average Common Shares Outstanding – Diluted	1,330	1,328	1,326	1,323
Basic Earnings Per Common Share	$.29	$.28	$.25	$.22
Diluted Earnings Per Common Share	$.28	$.28	$.25	$.22
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$34.52	$35.72	$33.78	$31.73
Low	$26.40	$27.10	$29.12	$25.43
Range of Price/Earnings Ratio (1):
High	34	36	35	34
Low	26	27	30	27

(1)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per common share for the preceding 12-month period ending on the last day of the quarter presented.

-  101  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Charles Schwab Corporation

San Francisco, California

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Charles Schwab Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 23, 2017

-  102  -

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

The Company’s internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

-  103  -

THE CHARLES SCHWAB CORPORATION

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2017 (the Proxy Statement) under “Members of the Board of Directors,” “Corporate Governance Information,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

-  104  -

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2016.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	79	Chairman of the Board
Walter W. Bettinger II	56	President and Chief Executive Officer
Marie A. Chandoha	55	President and Chief Executive Officer – Charles Schwab Investment Management, Inc.
Bernard J. Clark	58	Executive Vice President – Advisor Services
David R. Garfield	60	Executive Vice President, General Counsel and Corporate Secretary
Terri R. Kallsen	48	Executive Vice President – Investor Services
Joseph R. Martinetto	54	Senior Executive Vice President and Chief Financial Officer
Nigel J. Murtagh	53	Executive Vice President – Corporate Risk

Mr. Schwab has been Chairman of the Board and a director of CSC since its incorporation in 1986. He also served as Chief Executive Officer of CSC from 1986 to 1997 and as Co-Chief Executive Officer from 1998 until 2003. He was re-appointed Chief Executive Officer in 2004 and served in that role until 2008. Mr. Schwab is also Chairman of Schwab and Schwab Bank.

Mr. Bettinger has been President and Chief Executive Officer of CSC since 2008. He also serves on the Board of Directors of CSC, Schwab, Schwab Bank, and as Chairman and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies. Prior to assuming his current role, Mr. Bettinger served as President and Chief Operating Officer of CSC from 2007 until 2008 and as Executive Vice President and President – Schwab Investor Services of CSC and Schwab from 2005 to 2007. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from 2004 until 2005, and Executive Vice President – Corporate Services of Schwab from 2002 until 2004. Mr. Bettinger joined Schwab in 1995.

Ms. Chandoha has been President and Chief Executive Officer of CSIM since 2011. She serves as a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies. Prior to joining Schwab, Ms. Chandoha served as the global head of the fixed-income business at BlackRock (formerly Barclays Global Investors) from 2007 until 2010 and as co-head and senior portfolio manager in charge of the Montgomery fixed income division at Wells Capital Management from 1999 until 2007.

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

Ms. Kallsen has been Executive Vice President – Investor Services of CSC and Schwab since 2014. She served as Senior Vice President – Portfolio Consulting of Schwab from 2012 until 2014 and as Senior Vice President – Branch Network from June 2014 until December 2014. Prior to joining Schwab, Ms. Kallsen served as Executive Vice President of First Command Financial Services from 2009 until 2012 and as Senior Vice President of USAA from 2004 until 2009.

-  105  -

THE CHARLES SCHWAB CORPORATION

Mr. Martinetto has been Senior Executive Vice President and Chief Financial Officer of CSC and Schwab since 2015. He served as Executive Vice President and Chief Financial Officer of CSC and Schwab from 2007 until 2015. Mr. Martinetto served as Senior Vice President and Treasurer of CSC and Schwab from 2003 to 2007 and Senior Vice President – Individual Investor Finance of Schwab from 2002 to 2003. He also serves on the Board of Directors of Schwab and Schwab Bank. Additionally, Mr. Martinetto is a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies. Mr. Martinetto joined Schwab in 1997.

Mr. Murtagh has been Executive Vice President – Corporate Risk of CSC and Schwab since 2012. He served as Senior Vice President and Chief Credit Officer of Schwab from 2002 until 2012 and of CSC from 2008 until 2012. Mr. Murtagh joined Schwab in 2000.

Item 11.Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2016 Summary Compensation Table,” “Executive Compensation Tables – 2016 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2016 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2016,” “Executive Compensation Tables – 2016 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2016 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

-  106  -

THE CHARLES SCHWAB CORPORATION

PART IV

Item 15.Exhibits and Financial Statement Schedule

(a)  Documents filed as part of this Report

1. Financial Statements

The financial statements and independent auditors’ report are included in Item 8 and are listed below:

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

-  107  -

THE CHARLES SCHWAB CORPORATION

(b)  Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant.

3.14	Fourth Restated Bylaws, as amended on January 27, 2010, of the Registrant.

3.15	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of The Charles Schwab Corporation.

3.16	Certificate of Designations of 6.00% Non-Cumulative Perpetual Preferred Stock, Series B, of the Charles Schwab Corporation.

3.17

Certificate of Designations of 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated August 3, 2015, and incorporated herein by reference.

3.18

Certificate of Designations of 5.95% Non-Cumulative Perpetual Preferred Stock, Series D, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 7, 2016, and incorporated herein by reference.

3.19

Certificate of Designations of 4.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated October 31, 2016,  and incorporated herein by reference.

4.1	Deposit Agreement, dated June 6, 2012, between the Company and Wells Fargo Bank, N.A., as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto).

4.2

Deposit Agreement, dated August 3, 2015, between the Company and Wells Fargo Bank, N.A., as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated August 3, 2015 and incorporated herein by reference.

4.3

Deposit Agreement, dated March 7, 2016, between the Company and Wells Fargo Bank, N.A., as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated March 7, 2016, and incorporated herein by reference.

4.4

Deposit Agreement, dated October 31, 2016, between the Company and Wells Fargo Bank, N.A., as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated October 31, 2016, and incorporated herein by reference.

4.5

Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

-  108  -

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

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

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, and incorporated herein by reference.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	(2)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.322 to the Registrant’s Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012, filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.	(2)

10.352	Form of Performance-Based Cash Long-Term Incentive Award Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.352 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.353	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.353 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.354	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.354 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.355	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.355 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.356	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.356 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.357	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.357 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

-  109  -

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.358	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.358 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.359	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.359 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.360	The Charles Schwab Corporation 2013 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 16, 2013, filed as Exhibit 10.360 to the Registrant’s Form 8-K dated May 16, 2013, and incorporated herein by reference.	(2)

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013, filed as Exhibit 10.362 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.	(2)

10.364	Separation Agreement, General Release and Waiver of Claims by and between Mr. Clendening and CSC, filed as Exhibit 10.364 to the Registrant’s Form 8-K/A dated December 10, 2014, and incorporated herein by reference.	(2)

10.365	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015 (supersedes Exhibit 10.331), and incorporated herein by reference.	(2)

10.366

Credit Agreement (364 – Day Commitment) dated as of June 5, 2015, between the Registrant and financial institutions therein (supersedes Exhibit 10.363), filed as Exhibit 10.366 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

10.367	Summary of Non-Employee Director Compensation (supersedes Exhibit 10.351), incorporated herein by reference.	(2)

10.368

Credit Agreement (364 – Day Commitment) dated as of June 5, 2016, between the Registrant and financial institutions therein (supersedes Exhibit 10.366), filed as Exhibit 10.368 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.

10.369	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.353). Filed as Exhibit 10.369 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.370	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.354). Filed as Exhibit 10.370 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.371	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.355). Filed as Exhibit 10.371 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.372	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.356). Filed as Exhibit 10.372 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

-  110  -

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.373	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.357). Filed as Exhibit 10.373 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.374	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.358). Filed as Exhibit 10.374 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.375	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.359). Filed as Exhibit 10.375 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)

Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2016, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income,(ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

-  111  -

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2017.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Joseph R. Martinetto
Walter W. Bettinger II,	Joseph R. Martinetto,
President and Chief Executive Officer and Director	Senior Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Chairman of the Board	John K. Adams, Jr., Director

/s/ Nancy H. Bechtle	/s/ C. Preston Butcher
Nancy H. Bechtle, Director	C. Preston Butcher, Director

/s/ Christopher V. Dodds	/s/ Stephen A. Ellis
Christopher V. Dodds, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ William S. Haraf
Mark A. Goldfarb, Director	William S. Haraf, Director

/s/ Frank C. Herringer	/s/ Stephen T. McLin
Frank C. Herringer, Director	Stephen T. McLin, Director

/s/ Arun Sarin	/s/ Paula A. Sneed
Arun Sarin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

-  112  -

THE CHARLES SCHWAB CORPORATION

Index to Financial Statement Schedule

Page

Schedule II - Valuation and Qualifying Accounts	F-2

Supplemental Financial Data for Charles Schwab Bank (Unaudited)	F-3 – F-10

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in Item 8.

THE CHARLES SCHWAB CORPORATION

				SCHEDULE II

Valuation and Qualifying Accounts
(In millions)

	Balance at	Additions			Balance at
	Beginning	Charged			End
Description	of Year	to Expense	Other (1)	Written off	of Year

For the year ended December 31, 2016:
Allowance for doubtful accounts of
brokerage clients (2)	$1	$6	$1	$(7)	$1

For the year ended December 31, 2015:
Allowance for doubtful accounts of
brokerage clients (2)	$2	$5	$3	$(9)	$1

For the year ended December 31, 2014:
Allowance for doubtful accounts of
brokerage clients (2)	$-	$6	$1	$(5)	$2

(1)	Includes collections of previously written-off accounts.
(2)	Excludes banking-related valuation and qualifying accounts. See Item 8 – Note 6.

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

1.Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2016			2015			2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents (1)	$9,579	$51	0.53%	$8,028	$22	0.27%	$5,871	$15	0.26%
Available for sale securities (2)	72,017	874	1.21%	61,783	623	1.01%	52,056	546	1.05%
Held to maturity securities	57,228	1,398	2.44%	38,099	953	2.50%	32,361	828	2.56%
Bank loans (3)	14,715	400	2.72%	13,970	369	2.64%	12,903	354	2.74%
Other interest-earning assets	109	9	8.26%	56	5	8.93%	63	6	9.52%
Total interest-earning assets	153,648	2,732	1.78%	121,936	1,972	1.62%	103,254	1,749	1.69%
Net unrealized gain on
available for sale securities	(113)			187			229
Noninterest-earning assets	1,209			601			525
Total Assets	$154,744			$122,724			$104,008
Liabilities and Stockholder’s Equity:
Interest-bearing bank deposits	$141,432	37	0.03%	$113,464	29	0.03%	$95,842	30	0.03%
Short-term borrowings	1,849	9	0.49%	-	-	-	-	-	-
Total sources on which interest is paid	143,281	46	0.03%	113,464	29	0.03%	95,842	30	0.03%
Noninterest-bearing liabilities	1,057			719			723
Stockholder’s equity	10,406			8,541			7,443
Total Liabilities and Stockholder’s Equity	$154,744			$122,724			$104,008

Net interest revenue		$2,686			$1,943			$1,719
Net yield on interest-earning assets			1.75%			1.59%			1.66%

(1)	Includes deposits with banks and short-term investments.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Change in:			Change in:
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$4	$25	$29	$6	$1	$7
Available for sale securities (2)	103	148	251	102	(25)	77
Held to maturity securities	479	(34)	445	147	(22)	125
Bank loans (3)	20	11	31	29	(14)	15
Other interest-earning assets	4	-	4	(1)	-	(1)
Total interest-earning assets	$610	$150	$760	$283	$(60)	$223
Interest-bearing sources of funds:
Interest-bearing bank deposits	$7	$1	$8	$5	$(6)	$(1)
Short-term borrowings	14	(5)	9	-	-	-
Total sources on which interest is paid	$21	$(4)	$17	$5	$(6)	$(1)
Change in net interest revenue	$589	$154	$743	$278	$(54)	$224

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Includes deposits with banks and short-term investments.
(2)	Amounts have been calculated based on amortized cost.
(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. agency mortgage-backed securities	$33,167	$120	$92	$33,195
Asset-backed securities	20,520	29	214	20,335
Corporate debt securities	9,850	20	18	9,852
U.S. Treasury securities	8,110	3	58	8,055
Certificates of deposit	2,070	2	1	2,071
U.S. agency notes	1,915	-	8	1,907
U.S. state and municipal securities	1,167	2	46	1,123
Commercial paper	214	-	-	214
Non-agency commercial mortgage-backed securities	45	-	-	45
Total available for sale securities	$77,058	$176	$437	$76,797
Held to maturity securities:
U.S. agency mortgage-backed securities	$72,439	$324	$1,086	$71,677
Non-agency commercial mortgage-backed securities	997	11	4	1,004
Asset-backed securities	941	-	-	941
Corporate debt securities	436	-	-	436
Commercial paper	99	-	-	99
U.S. state and municipal securities	68	1	1	68
Total held to maturity securities	$74,980	$336	$1,091	$74,225

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. agency mortgage-backed securities	$22,014	$183	$48	$22,149
Asset-backed securities	21,784	7	306	21,485
Corporate debt securities	10,764	14	31	10,747
U.S. Treasury securities	5,150	1	16	5,135
Certificates of deposit	1,685	1	3	1,683
U.S. agency notes	3,177	-	27	3,150
U.S. state and municipal securities	414	10	-	424
Non-agency commercial mortgage-backed securities	298	1	-	299
Other securities	5	-	-	5
Total available for sale securities	$65,291	$217	$431	$65,077
Held to maturity securities:
U.S. agency mortgage-backed securities	$48,785	$391	$293	$48,883
Non-agency commercial mortgage-backed securities	999	6	20	985
Total held to maturity securities	$49,784	$397	$313	$49,868

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available for sale securities:
U.S. agency mortgage-backed securities	$18,487	$242	$12	$18,717
Asset-backed securities	19,320	64	18	19,366
Corporate debt securities	8,023	30	8	8,045
U.S. Treasury securities	2,993	2	1	2,994
Certificates of deposit	1,533	1	-	1,534
U.S. agency notes	3,839	-	44	3,795
Non-agency commercial mortgage-backed securities	310	7	-	317
Other securities	15	-	-	15
Total available for sale securities	$54,520	$346	$83	$54,783
Held to maturity securities:
U.S. agency mortgage-backed securities	$33,388	$531	$174	$33,745
Non-agency commercial mortgage-backed securities	1,001	11	14	998
Total held to maturity securities	$34,389	$542	$188	$34,743

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The maturities and related weighted-average yields of AFS and HTM securities are as follows:

		After 1 year	After 5 years
	Within	through	through	After
December 31, 2016	1 year	5 years	10 years	10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$47	$3,475	$16,847	$12,826	$33,195
Asset-backed securities	-	8,728	3,799	7,808	20,335
Corporate debt securities	2,332	7,520	-	-	9,852
U.S. Treasury securities	1,199	6,332	524	-	8,055
Certificates of deposit	651	1,420	-	-	2,071
U.S. agency notes	-	1,907	-	-	1,907
U.S. state and municipal securities	-	-	72	1,051	1,123
Commercial paper	214	-	-	-	214
Non-agency commercial mortgage-backed
securities (1)	-	-	-	45	45
Total fair value	$4,443	$29,382	$21,242	$21,730	$76,797
Total amortized cost	$4,440	$29,366	$21,325	$21,927	$77,058
Weighted-average yield (2)	1.33%	1.37%	1.23%	1.39%	1.33%
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$-	$5,080	$22,954	$43,643	$71,677
Non-agency commercial mortgage-backed
securities (1)	-	-	364	640	1,004
Asset-backed securities	-	150	791	-	941
Corporate debt securities	-	436	-	-	436
Commercial paper	99	-	-	-	99
U.S. state and municipal securities	-	-	6	62	68
Total fair value	$99	$5,666	$24,115	$44,345	$74,225
Total amortized cost	$99	$5,559	$24,277	$45,045	$74,980
Weighted-average yield (2)	1.59%	2.95%	2.38%	2.02%	2.20%

(1)

Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2016.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

4.Cross-border Holdings

The tables below set forth the amount of Schwab Bank’s cross-border holdings, based on carrying value, as of December 31, 2016, 2015, and 2014. Such holdings, by country, that exceed 1% of total assets are disclosed separately, and such holdings, by country, that are between 0.75% and 1% of total assets are listed in the aggregate. Cross-border holdings are comprised of cash equivalents and AFS securities.

As of December 31, 2016, there were no cross-border holdings that exceeded 0.75% of total assets.

	Banks and other	Commercial and		Exposure as a %
December 31, 2015	financial institutions	industrial institutions	Total	of total assets
Country:
Canada	$1,499	$-	$1,499	1.1%
Australia	1,376	60	1,436	1.0%
Total	$2,875	$60	$2,935

	Banks and other	Commercial and		Exposure as a %
December 31, 2014	financial institutions	industrial institutions	Total	of total assets
Country:
Canada	$1,437	$-	$1,437	1.3%
Australia	1,182	-	1,182	1.1%
Total	$2,619	$-	$2,619

5.Bank Loans and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2016	2015	2014	2013	2012
Residential real estate mortgages	$9,134	$8,334	$8,127	$8,006	$6,507
Home equity loans and lines of credit	2,350	2,735	2,955	3,041	3,287
Pledged asset lines	3,851	3,232	2,320	1,384	963
Other	91	61	36	34	22
Total bank loans	$15,426	$14,362	$13,438	$12,465	$10,779

An analysis of nonaccrual loans is as follows:

December 31,	2016	2015	2014	2013	2012
Nonaccrual loans	$26	$28	$35	$48	$48
Average nonaccrual loans	$27	$30	$39	$43	$48

Changes in the allowance for loan losses were as follows:

December 31,	2016	2015	2014	2013	2012
Balance at beginning of year	$31	$42	$48	$56	$54
Charge-offs	(2)	(3)	(5)	(11)	(16)
Recoveries	2	3	3	4	2
Provision for loan losses	(5)	(11)	(4)	(1)	16
Balance at end of year	$26	$31	$42	$48	$56

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The maturities of the loan portfolio are as follows:

		After 1 year
	Within	through	After
December 31, 2016	1 year	5 years	5 years	Total
Residential real estate mortgages (1)	$-	$-	$9,134	$9,134
Home equity loans and lines of credit (2)	594	1,057	699	2,350
Pledged asset lines	212	3,635	4	3,851
Other	24	64	3	91
Total	$830	$4,756	$9,840	$15,426

(1)	Maturities are based upon the contractual terms of the loans.
(2)	Maturities are based on an initial draw period of ten years.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

After
December 31, 2016	1 year
Loans with floating or adjustable interest rates	$13,633
Loans with predetermined interest rates	963
Total	$14,596

6.Summary of Loan Loss on Banking Loans Experience

December 31,	2016	2015	2014	2013	2012
Average loans	$14,716	$13,972	$12,904	$11,756	$10,050
Allowance to year end loans	.17%	.21%	.31%	.39%	.52%
Allowance to nonperforming loans	101%	110%	120%	100%	117%
Nonperforming assets to average loans
and real estate owned	.21%	.26%	.31%	.45%	.54%

7.Bank Deposits

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total deposits from banking clients:

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$126,719	0.02%	$99,881	0.02%	$82,927	0.01%
Interest-bearing demand deposits	14,713	0.07%	13,583	0.07%	12,915	0.09%
Total	$141,432		$113,464		$95,842

At December 31, 2016, bank deposits did not include any domestic-issued certificates of deposit of $100,000 or more.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

8.Ratios

December 31,	2016	2015	2014
Return on average stockholder’s equity	14.27%	12.85%	12.71%
Return on average total assets	0.96%	0.89%	0.91%
Average stockholder’s equity as a percentage of average total assets	6.73%	6.96%	7.15%