Form 10-Q
period 2017-03-31
SCHWAB CHARLES CORP
filed 2017-05-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended March 31, 2017

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,337,132,864 shares of $.01 par value Common Stock Outstanding on April 30, 2017

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2017

Part I – FINANCIAL INFORMATION

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries (collectively referred to as the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services.

Significant business subsidiaries of CSC include the following:

•	Charles Schwab & Co., Inc. (Schwab), a securities broker-dealer;

•	Charles Schwab Bank (Schwab Bank), a federal savings bank; and

•
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

Management estimates that investable wealth in the United States (U.S.) currently exceeds $30 trillion, which means the Company’s $2.92 trillion in client assets represent a market share of less than ten percent, leaving substantial opportunity for growth. The Company’s strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue and, along with expense discipline, generating earnings growth and building long-term stockholder value.

Starting with this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (Form 10-Q), management has minimized the repetition of any information already reflected in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016 (2016 Form 10-K). This Form 10-Q is intended to provide an update on the activity and results of operations for the three months ended March 31, 2017 and should be read in conjunction with the 2016 Form 10-K. More information on the Company’s business operations, descriptions of revenue and expense categories, policies and procedures including the Company’s governance and monitoring programs is available in the 2016 Form 10-K. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the Securities and Exchange Commission (SEC), are available free of charge on the Company’s website, https://www.aboutschwab.com or by request via email (investor.relations@schwab.com), telephone (415-667-7000) or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FORWARD LOOKING STATEMENTS
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
These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things the following sections of this Form 10-Q:

•
The Company’s aim to maximize its market valuation and stockholder returns over time; and the Company’s belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline, earnings growth and builds stockholder value (see Introduction in Part I, Item 2);

•	The Company continuing to grow bigger, stronger, and more capable through a steadfast focus on its “Through Clients’ Eyes” strategy (see Overview in Part I, Item 2);

•
The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 8); and

•	The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 8 and Legal Proceedings in Part II, Item 1).
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
Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations and trading activity;

•	The Company’s ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of the Company’s investment advisory services and other products and services;

•	The level of client assets including cash balances;

•	Competitive pressure on pricing;

•	Client sensitivity to rates;

•	Regulatory guidance;

•	Timing, amount, and impact of migration of certain balances from brokerage accounts and sweep money market funds into Schwab Bank;

•	Capital and liquidity needs and management;

•	The Company’s ability to manage expenses;

•	The effect of adverse developments in litigation or regulatory matters and the extent of any related charges;

•	Potential breaches of contractual terms for which the Company has indemnification and guarantee obligations; and

•	The Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner.
Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2016 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating the Company’s financial position and operating performance. For a discussion of the key metrics and a glossary of terms, refer to the Company’s 2016 Form 10-K. Results for the first quarters of 2017 and 2016 are:

	Three Months Ended March 31,
	2017	2016	Percent Change
Client Metrics:
Net new client assets (in billions)	$38.9	$32.0	22%
Core net new client assets (in billions)	$38.9	$32.0	22%
Client assets (in billions, at quarter end)	$2,922.5	$2,556.7	14%
Average client assets (in billions)	$2,871.9	$2,445.4	17%
New brokerage accounts (in thousands)	362	265	37%
Active brokerage accounts (in thousands, at quarter end)	10,320	9,869	5%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,481.8	$1,281.9	16%
Client cash as a percentage of client assets (at quarter end)	12.4%	13.1%
Company Financial Metrics:
Net revenues	$2,081	$1,764	18%
Expenses excluding interest	1,238	1,109	12%
Income before taxes on income	843	655	29%
Taxes on income	279	243	15%
Net income	564	412	37%
Preferred stock dividends and other	39	20	95%
Net income available to common stockholders	$525	$392	34%
Earnings per common share – diluted	$.39	$.29	34%
Net revenue growth from prior year	18%	16%
Pre-tax profit margin	40.5%	37.1%
Return on average common stockholders’ equity	15%	13%
Expenses excluding interest as a percentage of average client assets (annualized)	0.18%	0.18%
Consolidated Tier 1 Leverage Ratio	7.1%	7.3%
The Company continues to grow bigger, stronger, and more capable through a steadfast focus on its “Through Clients’ Eyes” strategy. The equity markets began the quarter in positive territory and remained solidly positive throughout. Investors were engaged, and the Company was there to provide guidance and support along the way. Core net new assets totaled $38.9 billion for the first quarter ended March 31, 2017, up 22% year-over-year. The Company ended the quarter serving 10.3 million active brokerage accounts, 1.1 million banking accounts, and 1.5 million retirement plan participants, up 5%, 7%, and 1%, respectively, from the same period in 2016. Total client assets reached $2.92 trillion at March 31, 2017, up 14% year-over-year. During the first quarter of 2017, the Company’s financial consultants held planning conversations with 38,000 clients, up 12% from the same quarter in 2016. Assets enrolled in some form of ongoing advisory service totaled $1.48 trillion at quarter-end, up 16% from a year ago.

The Company’s strong first quarter financial performance was driven by ongoing success in building the client base, sustained improvement in the economic environment, and the Federal Reserve System’s (Federal Reserve) actions to lift interest rates, along with focused expense management. Net revenues increased 18% in the first quarter of 2017 compared to the same period in 2016 primarily due to growth in client assets and higher short-term interest rates.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses excluding interest increased 12% in the first three months of 2017 compared to the same period in 2016 largely due to higher compensation and benefits and deposit insurance assessments and surcharges. These increases were consistent with management’s expectations for spending to support current and future growth in the business.

The pre-tax profit margin for the first quarter of 2017 was 40.5% compared to 37.1% for the same period in 2016. Net income grew by 37% for the first quarter 2017 compared to the same period in 2016. Lastly, the return on average common stockholders’ equity improved to 15% for the first quarter of 2017 compared to 13% for the same period in 2016.

RESULTS OF OPERATIONS

Net Revenues

Three Months Ended March 31,		2017		2016
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual funds and ETF service fees	22%	$506	24%	$415	24%
Advice Solutions	13%	244	12%	215	12%
Other	6%	73	4%	69	4%
Asset management and administration fees	18%	823	40%	699	40%
Net interest revenue
Interest revenue	30%	1,055	51%	810	46%
Interest expense	45%	(55)	(3)%	(38)	(2)%
Net interest revenue	30%	1,000	48%	772	44%
Trading revenue
Commissions	(17)%	178	8%	215	12%
Principal transactions	(18)%	14	1%	17	1%
Trading revenue	(17)%	192	9%	232	13%
Other	5%	66	3%	63	3%
Provision for loan losses	(100)%	—	—	(2)	—
Total net revenues	18%	$2,081	100%	$1,764	100%

Net revenues of $2.1 billion for the first quarter of 2017 grew 18% from the prior year reflecting significant improvements in both net interest revenue and asset management and administration fees. Net interest revenue represented 48% of the total revenue earned during the first quarter of 2017 compared to 44% for the same period in the prior year. Asset management and administration fees were 40% of total net revenues in both years. Trading revenue declined to 9% in the first quarter of 2017, down from 13% for the prior year.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource®. The following funds generated 54% of the asset management and administration fees earned during the first quarter of 2017 compared to 52% in the same period in 2016:

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource®
Three Months Ended March 31,	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$163,495	$166,148	$125,813	$102,112	$198,924	$207,654
Net inflows (outflows)	(724)	1,252	7,175	2,082	(4,590)	(4,742)
Net market gains (losses) and other	116	27	6,424	759	10,553	847
Balance at end of period	$162,887	$167,427	$139,412	$104,953	$204,887	$203,759
The following table categorizes asset management and administration fees, average client assets, and average fee yields by funds or revenue source:

Three Months Ended March 31,	2017			2016
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$162,789	$231	0.58%	$168,440	$246	0.59%
Fee waivers		(8)			(97)
Schwab money market funds	162,789	223	0.56%	168,440	149	0.36%
Schwab equity and bond funds and ETFs	140,054	55	0.16%	103,392	51	0.20%
Mutual Fund OneSource®	202,416	170	0.34%	194,644	164	0.34%
Other third-party mutual funds and ETFs (1)	272,626	58	0.09%	235,317	51	0.09%
Total mutual funds and ETFs (2)	$777,885	506	0.26%	$701,793	415	0.24%
Advice solutions (2):
Fee-based	$191,727	244	0.52%	$166,419	215	0.52%
Intelligent Portfolios	14,245	—	—	5,116	—	—
Legacy Non-Fee	17,441	—	—	16,469	—	—
Total advice solutions	$223,413	244	0.44%	$188,004	215	0.46%
Other balance-based fees (3)	388,739	61	0.06%	318,027	56	0.07%
Other (4)		12			13
Total asset management and administration fees		$823			$699

(1)	Includes Schwab ETF OneSource™.

(2)	Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.

(3)
Includes various asset-related fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees. Beginning in the first quarter of 2017, a prospective methodology change was made to average client assets relating to 401(k) recordkeeping fees to provide improved insight into the associated fee driver, which resulted in an increase of approximately $25 billion. There was no impact to revenue or the average fee.

(4)	Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $124 million, or 18%, in the first quarter of 2017 compared to the same period in 2016. The increase is largely due to continued improvement in net money fund revenue from rising rates and growing balances in advisory solutions, mutual funds, and ETFs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended March 31,	2017			2016
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$9,047	$17	0.76%	$10,752	$13	0.49%
Cash and investments segregated	21,820	35	0.65%	20,265	19	0.38%
Broker-related receivables (1)	388	—	0.55%	384	—	0.04%
Receivables from brokerage clients	15,245	126	3.35%	14,890	125	3.38%
Available for sale securities (2)	71,430	251	1.43%	68,163	198	1.17%
Held to maturity securities	83,368	485	2.36%	50,257	322	2.58%
Bank loans	15,527	110	2.87%	14,405	99	2.76%
Total interest-earning assets	216,825	1,024	1.92%	179,116	776	1.74%
Other interest revenue		31			34
Total interest-earning assets	$216,825	$1,055	1.97%	$179,116	$810	1.82%
Funding sources:
Bank deposits	$163,682	$19	0.05%	$131,620	$8	0.02%
Payables to brokerage clients (1)	27,666	2	0.03%	26,728	—	0.01%
Short-term borrowings (1)	1,332	2	0.61%	20	—	0.20%
Long-term debt	3,090	28	3.67%	2,877	26	3.63%
Total interest-bearing liabilities	195,770	51	0.11%	161,245	34	0.08%
Non-interest-bearing funding sources	21,055			17,871
Other interest expense		4			4
Total funding sources	$216,825	$55	0.10%	$179,116	$38	0.09%
Net interest revenue		$1,000	1.87%		$772	1.73%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.

Net interest revenue increased $228 million, or 30%, in the first quarter of 2017 compared to the same period in 2016 due to higher interest-earning assets driven by growth in bank deposits. The Company has grown bank deposits through a combination of:

•	Gathering additional assets from new and current clients;

•	Transferring uninvested cash balances in certain client brokerage accounts to Schwab Bank; and

•	Establishing the Schwab Bank sweep feature as the default investment option for uninvested cash balances within all new brokerage accounts as of June 2016.
The Company has invested the cash from the growth in bank deposits and short-term borrowings in investment securities. These incremental investments, coupled with an increase in short-term interest rates, have resulted in a 14 basis point improvement in the net interest margin to 1.87% during the first quarter of 2017.
In March 2017, the Company transferred $24.7 billion of debt securities from the available for sale (AFS) category to the held to maturity (HTM) category. For additional information on the transfer, see Item 1 – Note 3.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended March 31,
	2017	2016	Percent Change
Daily average revenue trades (in thousands)	317	328	(3)%
Clients’ daily average trades (in thousands)	585	616	(5)%
Number of trading days	62.0	61.0	2%
Average revenue per revenue trade	$9.84	$11.44	(14)%
Trading revenue	$192	$232	(17)%
During the first quarter of 2017, the Company announced two trading price reductions which lowered standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lowered the per contract option fee from $.75 to $.65. Trading revenue decreased by $40 million, or 17%, in the first quarter of 2017 compared to the same period in 2016, primarily due to these pricing reductions along with lower trading volumes from the prior year. These reductions in commission rates reflect both the Company’s belief that trade pricing should never be an obstacle for investors as well as the Company’s commitment to share the benefits of its scale with clients.

Other Revenue

Other revenue increased by $3 million, or 5%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the sublease of office space in San Francisco along with a gain on the sale of a building in Indianapolis.

Order flow revenue was $27 million during the first quarters of both 2017 and 2016.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended March 31,
	2017	2016	Percent Change
Compensation and benefits
Salaries and wages	$367	$336	9%
Incentive compensation	202	173	17%
Employee benefits and other	132	117	13%
Total compensation and benefits	701	626	12%
Professional services	133	116	15%
Occupancy and equipment	105	98	7%
Advertising and market development	71	70	1%
Communications	57	60	(5)%
Depreciation and amortization	65	56	16%
Other	106	83	28%
Total expenses excluding interest	$1,238	$1,109	12%
Expenses as a percentage of total net revenues:
Compensation and benefits	34%	35%
Advertising and market development	3%	4%
Full-time equivalent employees (in thousands):
At quarter end	16.5	15.6
Average	16.5	15.6

Salaries and wages increased in the first quarter of 2017 compared to the same period in 2016 primarily due to a 6% increase in employee headcount to support the growth in the business and annual salary increases.
Incentive compensation increased in the first quarter of 2017 compared to the same period in 2016 primarily due to higher field incentive plan costs relating to increased net client asset flows and increased employee headcount.
Employee benefits and other expenses increased in the first quarter of 2017 compared to the same period in 2016 due to increases in healthcare costs and higher employee headcount.
Professional services expense increased in the first quarter of 2017 compared to the same period in 2016 primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants as the Company continued to invest in the business.
Depreciation and amortization expenses grew in the first quarter of 2017 compared to the same period in 2016 as a result of higher amortization of internally developed software as projects were completed and placed into production.
Other expense increased in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in the Company’s Federal Deposit Insurance Corporation (FDIC) assessments. The FDIC assessments rose as a result of higher bank deposits and the effect of a new surcharge that commenced in the third quarter of 2016.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

Effective January 1, 2017, the Company adopted Accounting Standards Update (ASU) 2016-09, which prospectively changes the accounting treatment of a portion of the tax deductions relating to equity compensation. These deductions were previously reflected directly in additional paid-in capital, a component of stockholders’ equity, and are now included in tax expense, a component of net income. The Company’s first quarter 2017 tax expense was reduced by approximately $31 million as a result of this change. Future effects will depend on the Company’s share price, restricted stock vesting, and the volume of equity incentive options exercised.

The Company’s effective income tax rate on income before taxes was 33.1% and 37.1% for the first quarters of 2017 and 2016, respectively, which reflects the benefit in the first quarter of 2017 discussed above.

Segment Information

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016
Net Revenues:
Asset management and administration fees	20%	$566	$472	13%	$257	$227	18%	$823	$699
Net interest revenue	23%	753	613	55%	247	159	30%	1,000	772
Trading revenue	(17)%	119	143	(18)%	73	89	(17)%	192	232
Other	9%	50	46	(6)%	16	17	5%	66	63
Provision for loan losses	(100)%	—	(2)	—	—	—	(100)%	—	(2)
Total net revenues	17%	1,488	1,272	21%	593	492	18%	2,081	1,764
Expenses Excluding Interest	11%	930	836	13%	308	273	12%	1,238	1,109
Income before taxes on income	28%	$558	$436	30%	$285	$219	29%	$843	$655

Investor Services
Net revenues rose by $216 million, or 17%, in the first quarter of 2017 compared to the same period in 2016 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher yields on invested assets. Asset management and administration fees increased primarily due to higher net yields on money market fund assets and growth in client assets invested in mutual funds and ETFs and advisory solutions. Trading revenue decreased primarily due to lower commissions per revenue trade.

Expenses excluding interest increased by $94 million, or 11%, in the first quarter of 2017 compared to the same period in 2016 primarily due to higher compensation and benefits and other expenses. Incentive compensation increased as a result of growth in net client asset flows while salaries and benefits grew reflecting higher employee headcount. Other expenses rose due to higher FDIC fees.
Advisor Services
Net revenues rose by $101 million, or 21%, in the first quarter of 2017 compared to the same period in 2016 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher yields. This growth in interest-earning assets was bolstered by the migration of more uninvested client cash balances in the segment to Schwab Bank. Asset management and administration fees increased primarily due to higher net yields on money market fund assets and growth in client assets invested in mutual funds and ETFs. Trading revenue decreased primarily due to lower commissions per revenue trade.

Expenses excluding interest increased by $35 million, or 13%, in the first quarter of 2017 compared to the same period in 2016 primarily due to salaries and incentive compensation resulting from growth in client assets and higher headcount.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RISK MANAGEMENT

The Company’s business activities expose it to a variety of risks, including operational, credit, market, liquidity, and compliance risk. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. For a discussion of the Company’s risk management programs, see Item 7 – Risk Management in the 2016 Form 10-K.

Credit Risk
Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform on its contractual obligations. The Company’s exposure to credit risk mainly results from margin lending and client option and futures activities, securities lending, mortgage lending, pledged asset lending, its role as a counterparty in financial contracts, and other investing activities. Client investing activities often include the use of leverage through margin, options, and futures positions. The Company manages collateral concentrations at the account level and across client portfolios.
The credit risk exposure related to the Company’s bank loans is actively managed through individual loan and portfolio reviews. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. For more information on the Company’s credit quality indicators relating to its bank loans, see Item 1 – Note 4.
The Company also has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry or geographical area. The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $11.3 billion at March 31, 2017, with 43% issued by institutions in the financial services industry. For more information on the Company’s investment portfolios, see Item 1 – Note 3.
Market Risk
Market risk is the potential for changes in earnings or the value of financial instruments held by the Company as a result of fluctuations in interest rates, equity prices, or market conditions.

The Company is exposed to interest rate risk primarily from changes in market interest rates on its interest-earning assets relative to changes in the costs of its funding sources that finance these assets. The majority of the Company’s interest-earning assets and interest-bearing liabilities are sensitive to changes in short-term interest rates. A portion of the Company’s investment portfolio is sensitive to changes in long-term interest rates.

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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee and establish a plan to address the interest rate risk. There were no breaches of the Company’s net interest revenue sensitivity risk limits during the first quarter of 2017 or year ended December 31, 2016.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table displays the simulated net interest revenue change over the next 12 months beginning March 31, 2017 and December 31, 2016 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2017	December 31, 2016
Increase of 100 basis points	4.7%	6.5%
Decrease of 100 basis points	(9.6)%	(9.8)%
The change in net interest revenue sensitivities as of March 31, 2017 reflects the increase in interest rates across all terms. The increase of short-term interest rates positively impacts net interest revenue as yields on interest-earning assets rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

Liquidity Risk

Liquidity risk is the potential that the Company will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses. The Company’s primary source of funds is cash generated by client activity: bank deposits and cash balances in client brokerage accounts. Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, lending securities held in client brokerage accounts, and cash provided by external financing or equity offerings.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, the Company has sources of external funding. The following table describes debt facilities available to the Company:

		Available at
Description	Borrower	March 31, 2017 (1)
Committed, unsecured credit facility with various external banks	CSC	$750
Uncommitted, unsecured lines of credit with various external banks	CSC, Schwab	1,102
Federal Reserve Bank discount window	Schwab Bank	3,839
Federal Home Loan Bank secured credit facility	Schwab Bank	18,166
Unsecured commercial paper	CSC	150
(1) See Item 1 – Note 7 for information on amounts outstanding. For additional information on the Company’s borrowing facilities, including financial covenants and other conditions of borrowing, see Item 7 – Liquidity Risk in the 2016 Form 10-K.

CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.
On March 2, 2017, CSC issued $650 million aggregate principal amount of Senior Notes that mature in 2027. The Senior Notes have a fixed interest rate of 3.200% with interest payable semi-annually. CSC intends to use the net proceeds from the sale of the Senior Notes for general corporate purposes, including, but not limited to, the repayment of $250 million aggregate principal amount of its 6.375% Senior Notes due September 1, 2017.
CSC’s ratings for commercial paper notes are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC’s Senior Notes and Medium-Term Notes are rated A2 by Moody’s, A by Standard & Poor’s, and A by Fitch. CSC’s preferred stock is rated Baa2 by Moody’s, BBB by Standard & Poor’s, and BB+ by Fitch. For further discussion of CSC’s debt and equity, see Item 1 – Note 7 and Note 11.
Beginning on January 1, 2016, the Company became subject to the modified liquidity coverage ratio (LCR) rule which was fully phased in on January 1, 2017 and requires CSC to hold High Quality Liquid Assets equal to at least 70% of projected net cash outflows over a 30-day period, as defined by the rule. At March 31, 2017, the Company was in compliance with the fully phased-in modified LCR rule. For additional information on the LCR rule, see Item 1 – Business – Regulation in the 2016 Form 10‑K.

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

The Company’s primary sources of capital are funds generated by the operations of its subsidiaries and securities issuances by CSC in the capital markets. To ensure that it has a sufficient amount of capital to absorb unanticipated losses or declines in asset values, the Company has adopted a policy to remain well capitalized even in stressed scenarios. For a description of the Company’s internal guidelines, monitoring and governance processes, see Item 7 – Capital Management in the 2016 Form 10‑K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements
CSC and Schwab Bank are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2016 Form 10-K and in Item 1 – Note 14. As of March 31, 2017, CSC and Schwab Bank are considered well capitalized.
The following table details CSC’s and Schwab Bank’s capital ratios as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	CSC	Schwab Bank	CSC	Schwab Bank
Total stockholders’ equity	$16,982	$12,376	$16,421	$11,726
Less:
Preferred Stock	2,783	—	2,783	—
Common Equity Tier 1 Capital before regulatory adjustments	$14,199	$12,376	$13,638	$11,726
Less:
Goodwill, net of associated deferred tax liabilities	$1,175	$11	$1,175	$11
Other intangible assets, net of associated deferred tax liabilities	61	—	52	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	1	—	—	—
AOCI adjustment (1)	(132)	(131)	(163)	(163)
Common Equity Tier 1 Capital	$13,094	$12,496	$12,574	$11,878
Tier 1 Capital	$15,877	$12,496	$15,357	$11,878
Total Capital	$15,905	$12,522	$15,384	$11,904
Risk-Weighted Assets	71,380	63,573	68,179	59,915
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.3%	19.7%	18.4%	19.8%
Tier 1 Capital/Risk-Weighted Assets	22.2%	19.7%	22.5%	19.8%
Total Capital/Risk-Weighted Assets	22.3%	19.7%	22.6%	19.9%
Tier 1 Leverage Ratio	7.1%	7.0%	7.2%	7.0%
(1) CSC and Schwab Bank have elected to opt-out of the requirement to include most components of accumulated other comprehensive income (AOCI) in Common Equity Tier 1 (CET1) Capital. The year after the Company surpasses $250 billion in consolidated assets, it can no longer exclude AOCI from regulatory capital.
Schwab Bank is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, Schwab Bank is required to provide notice to, and may be required to obtain approval from, the Office of the Comptroller of the Currency and the Federal Reserve to declare dividends to CSC.
The Company’s broker-dealer subsidiaries (Schwab and optionsXpress, Inc. (optionsXpress)) are subject to regulatory requirements of the Uniform Net Capital Rule. At March 31, 2017, Schwab and optionsXpress met and exceeded their net capital requirements.
In addition to the capital requirements above, the Company’s subsidiaries are subject to various regulatory requirements that are intended to ensure financial soundness and liquidity. See Item 1 – Note 14 for additional information on the components of stockholders’ equity and information on the capital requirements of each of the subsidiaries.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts for the first quarters of 2017 and 2016 are as follows:

Three Months Ended March 31,	2017		2016
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$108	$0.08	$80	$0.06
Series A Preferred Stock (1)	14	35.00	14	35.00
Series B Preferred Stock (2)	7	15.00	7	15.00
Series C Preferred Stock (2)	9	15.00	9	15.00
Series D Preferred Stock (2,3)	11	14.88	—	—
Series E Preferred Stock (4)	9	1,554.51	—	—
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Series D Preferred Stock was issued on March 7, 2016.
(4) Series E Preferred Stock was issued on October 31, 2016. Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.

OTHER

Foreign Holdings
At March 31, 2017, the Company had exposure to non-sovereign financial and non-financial institutions in foreign countries of $6.8 billion, with the fair value of the top three exposures being to issuers and counterparties domiciled in France at $1.8 billion, Sweden at $1.2 billion, and Australia at $0.9 billion. The Company has no direct exposure to sovereign foreign governments. The Company does not have unfunded commitments to counterparties in foreign countries, nor does it have exposure as a result of credit default protection purchased or sold separately as of March 31, 2017.
In addition to the direct holdings in foreign companies, the Company has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At March 31, 2017, the Company had $113 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Additionally, at March 31, 2017, the Company had outstanding margin loans to foreign residents of $405 million.

Off-Balance Sheet Arrangements
The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Note 4, Note 5, Note 7, and Note 8 , and Item 8 – Note 15 in the 2016 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES
Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2016 Form 10-K. With the exception of adding Income Taxes, there have been no other changes to critical accounting estimates during the first three months of 2017.
Income Taxes
The Company estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which it operates, including federal, state and local domestic jurisdictions, and insignificant amounts owed to several foreign jurisdictions. The estimated income tax expense is reported in the Consolidated Statements of Income. Accrued taxes are reported in other assets or other liabilities on the Consolidated Balance Sheets and represent the net estimated amount due to or to be received from taxing jurisdictions either currently or deferred to future periods. Deferred taxes arise from differences between assets and liabilities measured for financial reporting purposes versus income tax reporting purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit management believes is more likely than not to be realized upon settlement. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances.

Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impacts the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Revenues
Asset management and administration fees (1)	$823	$699
Interest revenue	1,055	810
Interest expense	(55)	(38)
Net interest revenue	1,000	772
Trading revenue	192	232
Other	66	63
Provision for loan losses	—	(2)
Total net revenues	2,081	1,764
Expenses Excluding Interest
Compensation and benefits	701	626
Professional services	133	116
Occupancy and equipment	105	98
Advertising and market development	71	70
Communications	57	60
Depreciation and amortization	65	56
Other	106	83
Total expenses excluding interest	1,238	1,109
Income before taxes on income	843	655
Taxes on income (2)	279	243
Net Income	564	412
Preferred stock dividends and other (3)	39	20
Net Income Available to Common Stockholders	$525	$392
Weighted-Average Common Shares Outstanding:
Basic	1,336	1,321
Diluted	1,351	1,330
Earnings Per Common Share:
Basic	$.39	$.30
Diluted	$.39	$.29
Dividends Declared Per Common Share	$.08	$.06
(1) Includes fee waivers of $8 million and $97 million during the first quarters of 2017 and 2016, respectively, relating to Schwab-sponsored money market funds.
(2) Includes the prospective adoption of ASU 2016-09 in 2017. See New Accounting Standards in Note 2 for additional information.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$564	$412
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	52	21
Reclassification of net unrealized loss transferred to held to maturity	227	—
Other reclassifications included in other revenue	(1)	—
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	(227)	—
Amortization of amounts previously recorded upon transfer from available for sale	2	—
Other	(3)	1
Other comprehensive income (loss), before tax	50	22
Income tax effect	(19)	(8)
Other comprehensive income (loss), net of tax	31	14
Comprehensive Income	$595	$426
See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$9,475	$10,828
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $8,465 at March 31, 2017 and $9,547
at December 31, 2016)	21,481	22,174
Receivables from brokers, dealers, and clearing organizations	721	728
Receivables from brokerage clients — net	16,729	17,155
Other securities owned — at fair value	564	449
Available for sale securities	50,588	77,365
Held to maturity securities (fair value — $107,382 at March 31, 2017 and
$74,444 at December 31, 2016)	107,971	75,203
Bank loans — net	15,548	15,403
Equipment, office facilities, and property — net	1,305	1,299
Goodwill	1,227	1,227
Intangible assets — net	135	144
Other assets	1,317	1,408
Total assets	$227,061	$223,383
Liabilities and Stockholders’ Equity
Bank deposits	$166,889	$163,454
Payables to brokers, dealers, and clearing organizations	2,643	2,407
Payables to brokerage clients	34,267	35,894
Accrued expenses and other liabilities	2,162	2,331
Short-term borrowings	600	—
Long-term debt	3,518	2,876
Total liabilities	210,079	206,962
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,835 at March 31, 2017 and December 31, 2016	2,783	2,783
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446
shares issued	15	15
Additional paid-in capital	4,300	4,267
Retained earnings	13,069	12,649
Treasury stock, at cost — 150,686,613 shares at March 31, 2017 and
154,793,560 shares at December 31, 2016	(3,053)	(3,130)
Accumulated other comprehensive income (loss)	(132)	(163)
Total stockholders’ equity	16,982	16,421
Total liabilities and stockholders’ equity	$227,061	$223,383

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital		Treasury Stock, at cost
		Shares	Amount		Retained Earnings			Total
Balance at December 31, 2015	$1,459	1,488	$15	$4,152	$11,253	$(3,343)	$(134)	$13,402
Net income	—	—	—	—	412	—	—	412
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	14	14
Issuance of preferred stock	727	—	—	—	—	—	—	727
Dividends declared on preferred stock	—	—	—	—	(16)	—	—	(16)
Dividends declared on common stock	—	—	—	—	(80)	—	—	(80)
Stock option exercises and other	—	—	—	(12)	—	19	—	7
Share-based compensation and
related tax effects	—	—	—	47	—	—	—	47
Other	—	—	—	2	(2)	—	—	—
Balance at March 31, 2016	$2,186	1,488	$15	$4,189	$11,567	$(3,324)	$(120)	$14,513

Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421
Net income	—	—	—	—	564	—	—	564
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31	31
Dividends declared on preferred stock	—	—	—	—	(37)	—	—	(37)
Dividends declared on common stock	—	—	—	—	(107)	—	—	(107)
Stock option exercises and other	—	—	—	(23)	—	81	—	58
Share-based compensation	—	—	—	49	—	—	—	49
Other	—	—	—	7	—	(4)	—	3
Balance at March 31, 2017	$2,783	1,488	$15	$4,300	$13,069	$(3,053)	$(132)	$16,982

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$564	$412
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	—	2
Share-based compensation	52	47
Depreciation and amortization	65	56
Premium amortization, net, on available for sale securities and held to maturity securities	72	46
Other	12	10
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	693	(662)
Receivables from brokers, dealers, and clearing organizations	11	(524)
Receivables from brokerage clients	424	1,350
Other securities owned	(115)	48
Other assets	4	21
Payables to brokers, dealers, and clearing organizations	(346)	(120)
Payables to brokerage clients	(1,627)	(903)
Accrued expenses and other liabilities	(143)	(152)
Net cash used for operating activities	(334)	(369)
Cash Flows from Investing Activities
Purchases of available for sale securities	(1,992)	(7,967)
Proceeds from sales of available for sale securities	1,064	300
Principal payments on available for sale securities	3,067	2,086
Purchases of held to maturity securities	(9,301)	(3,878)
Principal payments on held to maturity securities	1,731	897
Net increase in bank loans	(134)	(139)
Purchases of equipment, office facilities, and property	(80)	(56)
Proceeds from sales of Federal Home Loan Bank stock	64	—
Other investing activities	(6)	(5)
Net cash used for investing activities	(5,587)	(8,762)
Cash Flows from Financing Activities
Net change in bank deposits	3,435	6,187
Net proceeds from short-term borrowings	600	800
Issuance of long-term debt	643	—
Repayment of long-term debt	(2)	(1)
Net proceeds from preferred stock offering	—	725
Dividends paid	(158)	(110)
Proceeds from stock options exercised and other	58	7
Other financing activities	(8)	2
Net cash provided by financing activities	4,568	7,610
Decrease in Cash and Cash Equivalents	(1,353)	(1,521)
Cash and Cash Equivalents at Beginning of Period	10,828	11,978
Cash and Cash Equivalents at End of Period	$9,475	$10,457
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$75	$56
Income taxes	$8	$19
Non-cash investing activity:
Securities purchased during the period but settled after period end	$581	$380
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
The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively, referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment (OTTI) of investment securities, valuation of goodwill, allowance for loan losses, legal and regulatory reserves, and income taxes. Actual results may differ from those estimates.
These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2016 Form 10-K.
The Company’s significant accounting policies are included in Note 2 in the 2016 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2017 except as described in Note 2 below.
Principles of Consolidation
The Company evaluates for consolidation all entities in which it has financial interests, except for money market funds which are specifically excluded from consolidation guidance. For an entity subject to consolidation, the Company evaluates whether the Company’s interest in the entity constitutes a controlling financial interest under either the variable interest entity (VIE) model or a voting interest entity (VOE) model. Based upon the Company’s assessments, the Company is not deemed to have a controlling financial interest in and, therefore, is not required to consolidate any VIEs. See Note 5 for further information about VIEs. The Company consolidates all VOEs in which it has majority-voting interests.
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

2.    New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2017, the Company adopted, on a prospective basis, ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which requires entities to recognize the income tax effects for the difference between generally accepted accounting principles (GAAP) and federal income tax treatment (i.e., excess tax benefit or deficiency) of share-based awards in the income statement when the awards vest or are settled, rather than recording such effects in additional paid-in capital. As a result, the Company’s tax expense was reduced by approximately $31 million in the first quarter of 2017. Future effects will depend on the Company’s share price, restricted stock vesting, and the volume of equity incentive options exercised. For the purpose of recognizing compensation cost associated with share-based awards, ASU 2016-09 also provides entities with an accounting policy election to account for forfeitures of awards as they occur or continue

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

with current practice of estimating forfeitures at the grant date to determine the number of awards expected to vest and adjusting that estimate as necessary. The Company has elected to continue to follow the current practice.

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

The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP. Accordingly, the Company does not expect an impact to net interest revenue. While the Company has not yet identified any changes in the timing of revenue recognition, the Company’s review is ongoing. The Company is evaluating the impact the new standard will have on the presentation of certain revenue streams (gross versus net reporting) and the capitalization of contract costs. The Company has not yet selected a transition method and continues to evaluate the impact the new guidance will have on its financial statements and earnings per common share (EPS).

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which amends the accounting for leases by lessees and lessors. The primary change as a result of the new standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Additional changes include accounting for lease origination and executory costs, required lessee reassessments during the lease term due to changes in circumstances and expanded lease disclosures. ASU 2016-02 will become effective January 1, 2019, with early adoption permitted, and requires entities to apply the new guidance using a modified retrospective transition. Modified retrospective transition requires entities to apply the new guidance as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard. Certain transition reliefs are permitted if elected by the entity. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments (see Note 14 of the Company’s 2016 Form 10-K for the undiscounted future annual minimum rental commitments for operating leases). The Company does not expect the adoption of ASU 2016-02 will have a material impact on its EPS.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which provides new guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and HTM debt securities. The new guidance will require estimating expected credit losses (CECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions, and reasonable forecasts. The initial estimate of and the subsequent changes in CECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. The new guidance also amends the OTTI model for AFS debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. ASU 2016-13 will become effective January 1, 2020, with early adoption permitted as

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

of January 1, 2019. The new guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for AFS debt securities for which an OTTI had been recognized before the effective date. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” which shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and noncontingent call feature that is callable at a fixed price on a preset date. The amendments do not impact the accounting for callable debt securities held at a discount, which will continue to be accreted to maturity. ASU 2017-08 will become effective on January 1, 2019, with early adoption permitted including adoption in an interim period. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting ASU 2017-08 on its financial statements and EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$19,301	$50	$30	$19,321
Asset-backed securities	11,418	39	10	11,447
Corporate debt securities	7,482	24	1	7,505
U.S. Treasury securities	8,480	5	55	8,430
Certificates of deposit	1,720	2	—	1,722
U.S. agency notes	1,915	—	8	1,907
Commercial paper	213	—	—	213
Non-agency commercial mortgage-backed securities	43	—	—	43
Total available for sale securities	$50,572	$120	$104	$50,588
Held to maturity securities:
U.S. agency mortgage-backed securities	$90,154	$397	$1,040	$89,511
Non-agency commercial mortgage-backed securities	996	10	5	1,001
Asset-backed securities	11,950	18	2	11,966
Corporate debt securities	3,179	16	—	3,195
U.S. Treasury securities	223	—	3	220
Commercial paper	99	—	—	99
U.S. state and municipal securities	1,170	20	—	1,190
Certificates of deposit	200	—	—	200
Total held to maturity securities	$107,971	$461	$1,050	$107,382

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$33,167	$120	$92	$33,195
Asset-backed securities	20,520	29	214	20,335
Corporate debt securities	9,850	20	18	9,852
U.S. Treasury securities	8,679	3	59	8,623
Certificates of deposit	2,070	2	1	2,071
U.S. agency notes	1,915	—	8	1,907
U.S. state and municipal securities	1,167	2	46	1,123
Commercial paper	214	—	—	214
Non-agency commercial mortgage-backed securities	45	—	—	45
Total available for sale securities	$77,627	$176	$438	$77,365
Held to maturity securities:
U.S. agency mortgage-backed securities	$72,439	$324	$1,086	$71,677
Non-agency commercial mortgage-backed securities	997	11	4	1,004
Asset-backed securities	941	—	—	941
Corporate debt securities	436	—	—	436
U.S. Treasury securities	223	—	4	219
Commercial paper	99	—	—	99
U.S. state and municipal securities	68	1	1	68
Total held to maturity securities	$75,203	$336	$1,095	$74,444
The increase in the HTM portfolio at March 31, 2017 compared to December 31, 2016 was primarily attributable to the transfer of $24.7 billion of investment securities from the AFS category to the HTM category during the first quarter of 2017. These securities had a total net unrealized loss of $227 million before income tax in AOCI on the date of transfer. The transfer was made to mitigate the potential volatility on regulatory capital from changes in market values in the AFS securities portfolio and the related impact to AOCI once the Company crosses $250 billion in consolidated assets. The year after the Company surpasses $250 billion in consolidated assets, it can no longer exclude AOCI from regulatory capital. The transfer included U.S. agency mortgage-backed securities, asset-backed securities, corporate debt securities, and U.S. state and municipal securities. The unrealized holding gains and losses on the date of transfer are reported as a separate component of AOCI and as an adjustment to the purchase premium and discount on the securities transferred. The separate component of AOCI will be

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

amortized or accreted into interest income over the remaining life of the securities transferred, offsetting the revised premium or discount amortization or accretion on the transferred assets.

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $844 million at March 31, 2017.

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. agency mortgage-backed securities	$6,663	$20	$1,939	$10	$8,602	$30
Asset-backed securities	975	1	959	9	1,934	10
Corporate debt securities	1,157	1	403	—	1,560	1
U.S. Treasury Notes	6,587	55	—	—	6,587	55
U.S. agency notes	1,907	8	—	—	1,907	8
Total	$17,289	$85	$3,301	$19	$20,590	$104
Held to maturity securities:
U.S. agency mortgage-backed securities	$52,259	$1,040	$149	$—	$52,408	$1,040
Non-agency commercial mortgage-backed securities	609	5	—	—	609	5
Asset-backed securities	723	—	3,524	2	4,247	2
U.S. Treasury securities	220	3	—	—	220	3
Total	$53,811	$1,048	$3,673	$2	$57,484	$1,050
Total securities with unrealized losses (1)	$71,100	$1,133	$6,974	$21	$78,074	$1,154

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$14,816	$69	$2,931	$23	$17,747	$92
Asset-backed securities	1,670	13	9,237	201	10,907	214
Corporate debt securities	2,407	17	653	1	3,060	18
U.S. Treasury securities	6,926	59	—	—	6,926	59
Certificates of deposit	474	—	100	1	574	1
U.S. agency notes	1,907	8	—	—	1,907	8
U.S. state and municipal securities	956	46	—	—	956	46
Total	$29,156	$212	$12,921	$226	$42,077	$438
Held to maturity securities:
U.S. agency mortgage-backed securities	$51,361	$1,086	$—	$—	$51,361	$1,086
Non-agency commercial mortgage-backed securities	591	4	—	—	591	4
U.S. Treasury securities	219	4	—	—	219	4
U.S. state and municipal securities	14	1	—	—	14	1
Total	$52,185	$1,095	$—	$—	$52,185	$1,095
Total securities with unrealized losses (2)	$81,341	$1,307	$12,921	$226	$94,262	$1,533

(1)	The number of investment positions with unrealized losses totaled 266 for AFS securities and 698 for HTM securities.

(2)	The number of investment positions with unrealized losses totaled 627 for AFS securities and 612 for HTM securities.

At March 31, 2017, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Management evaluates whether investment securities are OTTI on a quarterly basis as described in Note 2 in the 2016
Form 10-K.

The maturities of AFS and HTM securities are as follows:

March 31, 2017	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$114	$2,614	$6,629	$9,964	$19,321
Asset-backed securities	4	8,939	1,743	761	11,447
Corporate debt securities	2,299	5,206	—	—	7,505
U.S. Treasury securities	872	7,114	444	—	8,430
Certificates of deposit	851	871	—	—	1,722
U.S. agency notes	349	1,558	—	—	1,907
Commercial paper	213	—	—	—	213
Non-agency commercial mortgage-backed securities (1)	—	—	—	43	43
Total fair value	$4,702	$26,302	$8,816	$10,768	$50,588
Total amortized cost	$4,701	$26,298	$8,802	$10,771	$50,572
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$—	$8,012	$31,625	$49,874	$89,511
Non-agency commercial mortgage-backed securities (1)	—	—	363	638	1,001
Asset-backed securities	—	949	4,166	6,851	11,966
Corporate debt securities	—	3,195	—	—	3,195
U.S. Treasury securities	—	—	220	—	220
Commercial paper	99	—	—	—	99
U.S. state and municipal securities	—	—	83	1,107	1,190
Certificates of deposit	—	200	—	—	200
Total fair value	$99	$12,356	$36,457	$58,470	$107,382
Total amortized cost	$99	$12,224	$36,557	$59,091	$107,971

(1)
Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended March 31,

	2017	2016
Proceeds	$1,064	$300
Gross realized gains	1	—

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

March 31, 2017	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans - net
Residential real estate mortgages	$9,371	$8	$2	$17	$27	$9,398	$17	$9,381
Home equity loans and lines of credit	2,216	2	—	12	14	2,230	8	2,222
Pledged asset lines	3,844	—	1	—	1	3,845	—	3,845
Other	101	—	—	—	—	101	1	100
Total bank loans	$15,532	$10	$3	$29	$42	$15,574	$26	$15,548

December 31, 2016
Residential real estate mortgages	$9,100	$15	$3	$16	$34	$9,134	$17	$9,117
Home equity loans and lines of credit	2,336	2	2	10	14	2,350	8	2,342
Pledged asset lines	3,846	4	1	—	5	3,851	—	3,851
Other	94	—	—	—	—	94	1	93
Total bank loans	$15,376	$21	$6	$26	$53	$15,429	$26	$15,403
Residential real estate mortgages (First Mortgages) and home equity loans and lines of credit (HELOCs) include unamortized premiums and discounts and direct origination costs of $78 million at both March 31, 2017 and December 31, 2016. The Company had commitments to extend credit related to unused HELOCs, pledged asset lines (PALs), and other lines of credit, which totaled $8.8 billion and $8.4 billion at March 31, 2017 and December 31, 2016, respectively. The Company had commitments to purchase First Mortgage loans of $453 million and $466 million at March 31, 2017 and December 31, 2016, respectively. All PALs were fully collateralized by securities with fair values in excess of borrowings at March 31, 2017 and December 31, 2016.
Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $665 million and $557 million during the first quarters of 2017 and 2016, respectively. Schwab Bank purchased HELOCs with commitments of $118 million and $110 million during the first quarters of 2017 and 2016, respectively.
Credit Quality
Changes in the allowance for loan losses were as follows:

Three Months Ended	March 31, 2017				March 31, 2016
	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total
Balance at beginning of period	$17	$8	$1	$26	$20	$11	$—	$31
Charge-offs	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	—	1	—	—	1
Provision for loan losses	—	—	—	—	1	—	1	2
Balance at end of period	$17	$8	$1	$26	$21	$11	$1	$33

Substantially all of the bank loans were collectively evaluated for impairment at March 31, 2017 and December 31, 2016. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2017 or December 31, 2016.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $33 million and $31 million at March 31, 2017 and December 31, 2016, respectively. Impaired assets, which include nonaccrual loans, other real estate owned and troubled debt restructurings, totaled $46 million and $45 million at March 31, 2017 and December 31, 2016, respectively. Troubled debt restructurings were not material at March 31, 2017 or December 31, 2016.
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
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in March 2017. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.
As of March 31, 2017 and December 31, 2016, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

March 31, 2017	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$8,496	776	N/A	0.02%
>70% – <90%	863	770	N/A	0.31%
>90% – <100%	19	774	N/A	5.24%
>100%	20	693	N/A	18.80%
Total	$9,398	776	N/A	0.10%
Home equity loans and lines of credit:
Estimated Current LTV (2)
<70%	$1,956	773	34%	0.15%
>70% – <90%	230	759	49%	0.34%
>90% – <100%	26	748	67%	1.30%
>100%	18	732	72%	7.86%
Total	$2,230	771	35%	0.24%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$3,845	771	44%	—

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.

(2)	Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

March 31, 2017	Residential real estate mortgages	Home equity loans and lines of credit
Year of origination
Pre-2013	$1,991	$1,649
2013	1,642	179
2014	642	146
2015	1,413	140
2016	3,113	98
2017	597	18
Total	$9,398	$2,230
Origination FICO
<620	$8	$—
620 – 679	90	12
680 – 739	1,462	410
>740	7,838	1,808
Total	$9,398	$2,230
Origination LTV
<70%	$7,098	$1,542
>70% – <90%	2,292	675
>90% – <100%	8	13
Total	$9,398	$2,230

December 31, 2016	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$8,350	774	N/A	0.04%
>70% – <90%	743	768	N/A	0.35%
>90% – <100%	21	747	N/A	2.08%
>100%	20	709	N/A	14.50%
Total	$9,134	773	N/A	0.10%
Home equity loans and lines of credit:
Estimated Current LTV (2)
<70%	$2,070	771	35%	0.12%
>70% – <90%	234	757	50%	0.40%
>90% – <100%	29	747	66%	1.74%
>100%	17	728	70%	3.73%
Total	$2,350	769	36%	0.20%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$3,851	763	46%	—

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.

(2)	Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2016	Residential real estate mortgages	Home equity loans and lines of credit
Year of origination
Pre-2013	$2,136	$1,765
2013	1,746	193
2014	685	152
2015	1,458	146
2016	3,109	94
Total	$9,134	$2,350
Origination FICO
<620	$8	$—
620 – 679	92	13
680 – 739	1,427	432
>740	7,607	1,905
Total	$9,134	$2,350
Origination LTV
<70%	$6,865	$1,628
>70% – <90%	2,260	709
>90% – <100%	9	13
Total	$9,134	$2,350
The Company’s bank loans include $8.5 billion of adjustable rate First Mortgage loans at March 31, 2017. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 35% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 56% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.
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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2017	Balance
Converted to an amortizing loan by period end	$465
Within 1 year	171
> 1 year – 3 years	760
> 3 years – 5 years	175
> 5 years	659
Total	$2,230

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

At March 31, 2017, $1.8 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, the Company also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2017, approximately 36% of the HELOC borrowers that had a balance only paid the minimum amount of interest due.

5.    Variable Interest Entities
A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates all entities in which it has a financial interest to determine if the entity is a VIE and if so, whether the Company is the primary beneficiary. See Principles of Consolidation in Note 1 for discussion of the Company’s evaluations of VIEs and whether it is deemed to be the primary beneficiary of any VIEs in which it holds an interest. The Company was not the primary beneficiary of, and therefore, not required to consolidate any VIEs at March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the majority of the Company’s VIEs related to Schwab Bank’s Low-Income Housing Tax Credit (LIHTC) investments. Schwab Bank’s LIHTC investments are accounted for using the proportional amortization method. Amortization, tax credits, and other tax benefits recognized in relation to LIHTC investments are included in taxes on income in the condensed consolidated statements of income. For further information on the Community Reinvestment Act (CRA) and Schwab Bank’s LIHTC investments, see Note 2 and Note 10 in the 2016 Form 10-K.
The carrying value of the LIHTC investments was $201 million and $189 million as of March 31, 2017 and December 31, 2016, respectively, which is included in other assets on the condensed consolidated balance sheets. Schwab Bank recorded liabilities of $139 million and $135 million for unfunded commitments related to LIHTC investments at March 31, 2017 and December 31, 2016, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions and Schwab Bank expects to pay substantially all of these commitments between 2017 and 2020.
Aggregate assets, liabilities and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which the Company holds a variable interest, but as to which the Company has concluded it is not the primary beneficiary, are summarized in the table below:

	March 31, 2017			December 31, 2016
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments	$201	$139	$201	$189	$135	$189
Other CRA investments (1)	63	—	84	60	—	80
Total	$264	$139	$285	$249	$135	$269

(1)
Other CRA investments are recorded using either the cost method or the equity method. Aggregate assets are included in either other assets or bank loans – net on the condensed consolidated balance sheets.

The Company’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the three months ended March 31, 2017 and 2016, the Company did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

6.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2017	December 31, 2016
Interest-bearing deposits:
Deposits swept from brokerage accounts	$144,371	$141,146
Checking	14,151	13,842
Savings and other	7,665	7,792
Total interest-bearing deposits	166,187	162,780
Non-interest-bearing deposits	702	674
Total bank deposits	$166,889	$163,454

7.    Borrowings

Long-term debt was net of unamortized debt discounts/premiums and debt issuance costs of $29 million and $24 million at March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017	December 31, 2016
Senior Notes	$3,202	$2,558
Medium-Term Notes	250	250
Finance lease obligation	66	68
Total long-term debt	$3,518	$2,876

On March 2, 2017, CSC issued $650 million aggregate principal amount of Senior Notes that mature in 2027. The Senior Notes have a fixed interest rate of 3.200% with interest payable semi-annually.
The Company’s long-term debt at March 31, 2017 had a weighted-average interest rate of 3.34%.
Annual maturities on long-term debt outstanding at March 31, 2017 are as follows:

2017	$256
2018	908
2019	8
2020	709
2021	9
Thereafter	1,657
Total maturities	3,547
Unamortized discount, net	(14)
Debt issuance costs	(15)
Total long-term debt	$3,518
Short-term borrowings: Schwab Bank maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral. As a condition of the borrowings, Schwab Bank is required to hold FHLB stock, with the investment recorded in other assets on the condensed consolidated balance sheets. Schwab Bank sold $64 million of FHLB stock in the first quarter of 2017. Schwab Bank did not purchase or sell

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

FHLB stock during the first quarter of 2016. No funds were drawn under this facility as of March 31, 2017 and December 31, 2016.
CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at March 31, 2017. CSC had $600 million of Commercial Paper Notes outstanding at March 31, 2017 and no borrowings outstanding at December 31, 2016.

8.    Commitments and Contingencies

Guarantees and indemnifications: The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At March 31, 2017, the aggregate face amount of these LOCs totaled $295 million. There were no funds drawn under any of these LOCs at March 31, 2017. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.
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

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleged violations of state law and federal securities law in connection with the fund’s investment policy, named CSIM, Schwab Investments (registrant and issuer of the fund’s shares) and certain current and former fund trustees as defendants. Allegations

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a fundholder vote. Plaintiff seeks unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs and attorneys’ fees. Plaintiff’s federal securities law claim and certain of plaintiff’s state law claims were dismissed. On August 8, 2011, the court dismissed plaintiff’s remaining claims with prejudice. Plaintiff appealed to the Ninth Circuit, which issued a ruling on March 9, 2015 reversing the district court’s dismissal of the case and remanding the case for further proceedings. Plaintiff filed a fourth amended complaint on June 25, 2015, and in decisions issued October 6, 2015 and February 23, 2016, the court dismissed all claims with prejudice. Plaintiff has appealed to the Ninth Circuit, where the case is again pending.

9.     Offsetting Assets and Liabilities

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

Securities lending: The Company loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The Company borrows securities from other broker-dealers to fulfill short sales by brokerage clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $324 million at March 31, 2017 and $213 million at December 31, 2016. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, the Company does not net securities lending transactions. Therefore, the Company’s securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at March 31, 2017 and December 31, 2016.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
March 31, 2017
Assets:
Resale agreements (1)	$8,465	$—	$8,465	$—	$(8,465)	(2)	$—
Securities borrowed (3)	441	—	441	(304)	(136)		1
Total	$8,906	$—	$8,906	$(304)	$(8,601)		$1
Liabilities:
Securities loaned (4,5)	$1,869	$—	$1,869	$(304)	$(1,443)		$122
Total	$1,869	$—	$1,869	$(304)	$(1,443)		$122
December 31, 2016
Assets:
Resale agreements (1)	$9,547	$—	$9,547	$—	$(9,547)	(2)	$—
Securities borrowed (3)	393	—	393	(200)	(189)		4
Total	$9,940	$—	$9,940	$(200)	$(9,736)		$4
Liabilities:
Securities loaned (4,5)	$1,996	$—	$1,996	$(200)	$(1,660)		$136
Total	$1,996	$—	$1,996	$(200)	$(1,660)		$136

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.

(2)
Actual collateral was greater than or equal to 102% of the related assets. At March 31, 2017 and December 31, 2016, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $8.6 billion and $9.8 billion, respectively.

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

Margin lending: Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities available, under such regulations, for the Company to utilize as collateral, and the amounts pledged by the Company:

	March 31, 2017	December 31, 2016
Fair value of client securities available to be pledged	$21,441	$21,516
Fair value of client securities pledged for:
Securities lending to other broker-dealers	1,566	1,626
Fulfillment of client short sales	2,183	2,048
Fulfillment of requirements with the Options Clearing Corporation (1)	1,546	1,519
Total collateral pledged	$5,295	$5,193
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $65 million as of March 31, 2017 and $58 million as of December 31, 2016.
(1) Client securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

10.    Fair Values of Assets and Liabilities
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

•
Financial instruments included in other assets primarily consist of LIHTC investments, cost method investments, and FHLB stock, whose carrying values approximate their fair values. FHLB stock is recorded at par, which approximates its fair value.

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

For a description of the fair value hierarchy, see Note 2 in the 2016 Form 10-K. There were no significant changes in these policies and methodologies during the first three months of 2017. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the three months ended March 31, 2017, or the year ended December 31, 2016. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2017 or December 31, 2016.

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

March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,483	$—	$—	$1,483
Commercial paper	—	299	—	299
Total cash equivalents	1,483	299	—	1,782
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,868	—	1,868
U.S. Government securities	—	6,789	—	6,789
Total investments segregated and on deposit for regulatory purposes	—	8,657	—	8,657
Other securities owned:
Equity and bond mutual funds	390	—	—	390
Schwab Funds® money market funds	113	—	—	113
State and municipal debt obligations	—	35	—	35
Equity, U.S. Government and corporate debt, and other securities	2	24	—	26
Total other securities owned	505	59	—	564
Available for sale securities:
U.S. agency mortgage-backed securities	—	19,321	—	19,321
Asset-backed securities	—	11,447	—	11,447
Corporate debt securities	—	7,505	—	7,505
U.S. Treasury securities	—	8,430	—	8,430
Certificates of deposit	—	1,722	—	1,722
U.S. agency notes	—	1,907	—	1,907
Commercial paper	—	213	—	213
Non-agency commercial mortgage-backed securities	—	43	—	43
Total available for sale securities	—	50,588	—	50,588
Total	$1,988	$59,603	$—	$61,591

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,514	$—	$—	$1,514
Total cash equivalents	1,514	—	—	1,514
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,525	—	2,525
U.S. Government securities	—	6,111	—	6,111
Total investments segregated and on deposit for regulatory purposes	—	8,636	—	8,636
Other securities owned:
Equity and bond mutual funds	272	—	—	272
Schwab Funds® money market funds	108	—	—	108
State and municipal debt obligations	—	41	—	41
Equity, U.S. Government and corporate debt, and other securities	2	26	—	28
Total other securities owned	382	67	—	449
Available for sale securities:
U.S. agency mortgage-backed securities	—	33,195	—	33,195
Asset-backed securities	—	20,335	—	20,335
Corporate debt securities	—	9,852	—	9,852
U.S. Treasury securities	—	8,623	—	8,623
Certificates of deposit	—	2,071	—	2,071
U.S. agency notes	—	1,907	—	1,907
U.S. state and municipal securities	—	1,123	—	1,123
Commercial paper	—	214	—	214
Non-agency commercial mortgage-backed securities	—	45	—	45
Total available for sale securities	—	77,365	—	77,365
Total	$1,896	$86,068	$—	$87,964

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2017	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$7,693	$—	$7,693	$—	$7,693
Cash and investments segregated and on deposit for regulatory purposes	12,821	—	12,821	—	12,821
Receivables from brokers, dealers, and clearing organizations	721	—	721	—	721
Receivables from brokerage clients – net	16,726	—	16,726	—	16,726
Held to maturity securities:
U.S. agency mortgage-backed securities	90,154	—	89,511	—	89,511
Non-agency commercial mortgage-backed securities	996	—	1,001	—	1,001
Asset-backed securities	11,950	—	11,966	—	11,966
Corporate debt securities	3,179	—	3,195	—	3,195
U.S. Treasury securities	223	—	220	—	220
Commercial paper	99	—	99	—	99
U.S. state and municipal securities	1,170	—	1,190	—	1,190
Certificates of deposit	200	—	200	—	200
Total held to maturity securities	107,971	—	107,382	—	107,382
Bank loans – net:
Residential real estate mortgages	9,381	—	9,368	—	9,368
Home equity loans and lines of credit	2,222	—	2,315	—	2,315
Pledged asset lines	3,845	—	3,845	—	3,845
Other	100	—	100	—	100
Total bank loans – net	15,548	—	15,628	—	15,628
Other assets	276	—	276	—	276
Total	$161,756	$—	$161,247	$—	$161,247
Liabilities:
Bank deposits	$166,889	$—	$166,889	$—	$166,889
Payables to brokers, dealers, and clearing organizations	2,643	—	2,643	—	2,643
Payables to brokerage clients	34,267	—	34,267	—	34,267
Accrued expenses and other liabilities	996	—	996	—	996
Short-term borrowings	600	—	600	—	600
Long-term debt	3,518	—	3,576	—	3,576
Total	$208,913	$—	$208,971	$—	$208,971

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$9,314	$—	$9,314	$—	$9,314
Cash and investments segregated and on deposit for regulatory purposes	13,533	—	13,533	—	13,533
Receivables from brokers, dealers, and clearing organizations	728	—	728	—	728
Receivables from brokerage clients – net	17,151	—	17,151	—	17,151
Held to maturity securities:
U.S. agency mortgage-backed securities	72,439	—	71,677	—	71,677
Non-agency commercial mortgage-backed securities	997	—	1,004	—	1,004
Asset-backed securities	941	—	941	—	941
Corporate debt securities	436	—	436	—	436
U.S. Treasury securities	223	—	219	—	219
Commercial paper	99	—	99	—	99
U.S. state and municipal securities	68	—	68	—	68
Total held to maturity securities	75,203	—	74,444	—	74,444
Bank loans – net:
Residential real estate mortgages	9,117	—	9,064	—	9,064
Home equity loans and lines of credit	2,342	—	2,458	—	2,458
Pledged asset lines	3,851	—	3,851	—	3,851
Other	93	—	94	—	94
Total bank loans – net	15,403	—	15,467	—	15,467
Other assets	328	—	328	—	328
Total	$131,660	$—	$130,965	$—	$130,965
Liabilities:
Bank deposits	$163,454	$—	$163,454	$—	$163,454
Payables to brokers, dealers, and clearing organizations	2,407	—	2,407	—	2,407
Payables to brokerage clients	35,894	—	35,894	—	35,894
Accrued expenses and other liabilities	1,169	—	1,169	—	1,169
Long-term debt	2,876	—	2,941	—	2,941
Total	$205,800	$—	$205,865	$—	$205,865

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

11.    Stockholders’ Equity
The Company’s preferred stock issued and outstanding is as follows:

	March 31, 2017				December 31, 2016
	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value
Series A	400	$1,000	$400	$397	400	$1,000	$400	$397
Series B	485	1,000	485	482	485	1,000	485	482
Series C	600	1,000	600	585	600	1,000	600	585
Series D	750	1,000	750	728	750	1,000	750	728
Series E	6	100,000	$600	$591	6	100,000	600	591
Total Preferred Stock	2,241		$2,835	$2,783	2,241		$2,835	$2,783

12.    Accumulated Other Comprehensive Income
Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended March 31,	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$52	$(19)	$33	$21	$(8)	$13
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	227	(85)	142	—	—	—
Other reclassifications included in other revenue	(1)	—	(1)	—	—	—
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	(227)	85	(142)	—	—	—
Amortization of amounts previously recorded upon transfer from available for sale	2	(1)	1	—	—	—
Other	(3)	1	(2)	1	—	1
Other comprehensive income (loss)	$50	$(19)	$31	$22	$(8)	$14

(1)	See Note 3 for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Accumulated other comprehensive income balances are as follows:

Total Accumulated Other Comprehensive Income
Balance at December 31, 2015	$(134)
Net unrealized gain (loss) on available for sale securities	13
Other	1
Balance at March 31, 2016	$(120)
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	33
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(1)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	1
Other	(2)
Balance at March 31, 2017	$(132)

13.    Earnings Per Common Share

EPS under the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2017	2016
Net income	$564	$412
Preferred stock dividends and other (1)	(39)	(20)
Net income available to common stockholders	$525	$392
Weighted-average common shares outstanding — basic	1,336	1,321
Common stock equivalent shares related to stock incentive plans	15	9
Weighted-average common shares outstanding — diluted (2)	1,351	1,330
Basic EPS	$.39	$.30
Diluted EPS	$.39	$.29

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

(2)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 10 million and 21 million shares for the first quarters of 2017 and 2016, respectively.

14.    Regulatory Requirements

At March 31, 2017, both CSC and Schwab Bank met all of their respective capital requirements. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect CSC’s or Schwab Bank’s ability to meet future capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$13,094	18.3%	N/A		$3,212	4.5%
Tier 1 Risk-Based Capital	15,877	22.2%	N/A		4,283	6.0%
Total Risk-Based Capital	15,905	22.3%	N/A		5,710	8.0%
Tier 1 Leverage	15,877	7.1%	N/A		8,915	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$12,496	19.7%	$4,132	6.5%	$2,861	4.5%
Tier 1 Risk-Based Capital	12,496	19.7%	5,086	8.0%	3,814	6.0%
Total Risk-Based Capital	12,522	19.7%	6,357	10.0%	5,086	8.0%
Tier 1 Leverage	12,496	7.0%	8,912	5.0%	7,130	4.0%
December 31, 2016
CSC
Common Equity Tier 1 Risk-Based Capital	$12,574	18.4%	N/A		$3,068	4.5%
Tier 1 Risk-Based Capital	15,357	22.5%	N/A		4,091	6.0%
Total Risk-Based Capital	15,384	22.6%	N/A		5,454	8.0%
Tier 1 Leverage	15,357	7.2%	N/A		8,516	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$11,878	19.8%	$3,894	6.5%	$2,696	4.5%
Tier 1 Risk-Based Capital	11,878	19.8%	4,793	8.0%	3,595	6.0%
Total Risk-Based Capital	11,904	19.9%	5,992	10.0%	4,793	8.0%
Tier 1 Leverage	11,878	7.0%	8,456	5.0%	6,765	4.0%
N/A Not applicable.
Based on its regulatory capital ratios at March 31, 2017, Schwab Bank is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2017 that management believes have changed Schwab Bank’s capital category. At March 31, 2017, both CSC’s and Schwab Bank’s capital levels exceeded the fully implemented capital conservation buffer requirement.
Net capital and net capital requirements for Schwab and optionsXpress are as follows:

March 31, 2017	Net Capital	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Capital
Schwab	$1,896	$0.250	$350	$1,546
optionsXpress	285	1	7	278
December 31, 2016
Schwab	$1,846	$0.250	$355	$1,491
optionsXpress	269	1	8	261

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Segment Information
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
Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions between the segments.
Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2017	2016	2017	2016	2017	2016
Net Revenues:
Asset management and administration fees	$566	$472	$257	$227	$823	$699
Net interest revenue	753	613	247	159	1,000	772
Trading revenue	119	143	73	89	192	232
Other	50	46	16	17	66	63
Provision for loan losses	—	(2)	—	—	—	(2)
Total net revenues	1,488	1,272	593	492	2,081	1,764
Expenses Excluding Interest	930	836	308	273	1,238	1,109
Income before taxes on income	$558	$436	$285	$219	$843	$655

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 8.

Item 1A.     Risk Factors

During the first three months of 2017, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2016 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
At March 31, 2017, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the first quarter of 2017. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.
The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2017:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share
January:
Employee transactions (1)	10	$40.32
February:
Employee transactions (1)	12	$41.22
March:
Employee transactions (1)	186	$42.42
Total:
Employee transactions (1)	208	$42.25

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 8, 2017	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Senior Executive Vice President and
Chief Financial Officer