Form 10-Q
period 2017-06-30
SCHWAB CHARLES CORP
filed 2017-08-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended June 30, 2017

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
1,339,119,476 shares of $.01 par value Common Stock Outstanding on July 31, 2017

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2017

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

Management estimates that investable wealth in the United States (U.S.) is currently well in excess of $30 trillion, which means the Company’s $3.04 trillion in client assets represents a market share of less than ten percent, leaving substantial opportunity for growth. The Company’s strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue and, along with expense discipline, generating earnings growth and building long-term stockholder value.

This Form 10-Q is intended to provide an update on the activity and results of operations for the three and six months ended June 30, 2017 and should be read in conjunction with the 2016 Form 10-K. More information on the Company’s business operations, descriptions of revenue and expense categories, policies and procedures including the Company’s governance and monitoring programs is available in the 2016 Form 10-K. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the Securities and Exchange Commission (SEC), are available free of charge on the Company’s website, https://www.aboutschwab.com or by request via email (investor.relations@schwab.com), telephone (415-667-7000) or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

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
These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things, the following sections of this Form 10-Q:

•
The Company’s aim to maximize its market valuation and stockholder returns over time; and the Company’s belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline, earnings growth and stockholder value (see Introduction in Part I, Item 2);

•
The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Part I, Item 1, Financial Information - Notes to Condensed Consolidated Financial Statements (Item 1) – Note 2);

•	The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Item 1 – Note 8); and

•	The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 8 and Legal Proceedings in Part II, Item 1).
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating the Company’s financial position and operating performance. For a discussion of the key metrics and a glossary of terms, refer to the Company’s 2016 Form 10-K. Results for the second quarters and first halves of 2017 and 2016 are:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Client Metrics:
Net new client assets (in billions)	$64.5	$26.6	142%	$103.4	$58.6	76%
Core net new client assets (in billions)	$46.2	$26.6	74%	$85.1	$58.6	45%
Client assets (in billions, at quarter end)	$3,040.6	$2,622.0	16%
Average client assets (in billions)	$2,979.2	$2,585.4	15%	$2,925.5	$2,515.4	16%
New brokerage accounts (in thousands)	357	271	32%	719	536	34%
Active brokerage accounts (in thousands, at quarter end)	10,487	9,977	5%
Assets receiving ongoing advisory services
(in billions, at quarter end)	$1,539.8	$1,315.5	17%
Client cash as a percentage of client assets (at quarter end)	11.5%	12.6%
Company Financial Metrics:
Net revenues	$2,130	$1,828	17%	$4,211	$3,592	17%
Expenses excluding interest	1,221	1,108	10%	2,459	2,217	11%
Income before taxes on income	909	720	26%	1,752	1,375	27%
Taxes on income	334	268	25%	613	511	20%
Net income	575	452	27%	1,139	864	32%
Preferred stock dividends and other	45	46	(2)%	84	66	27%
Net income available to common stockholders	$530	$406	31%	$1,055	$798	32%
Earnings per common share – diluted	$.39	$.30	30%	$.78	$.60	30%
Net revenue growth from prior year	17%	17%		17%	16%
Pre-tax profit margin	42.7%	39.4%		41.6%	38.3%
Return on average common stockholders’ equity	15%	13%		15%	13%
Expenses excluding interest as a percentage of average client
assets (annualized)	0.16%	0.17%		0.17%	0.18%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.4%	7.2%
The Company experienced strong client engagement and demand for its contemporary approach to wealth management during the second quarter of 2017. Equity markets rose and volatility remained largely contained. While short-term interest rates increased, reflecting the Federal Reserve’s March and June 2017 interest rate hikes, the longer end of the yield curve softened. Against this backdrop, clients opened more than 350,000 new brokerage accounts during the second quarter, bringing year-to-date new accounts to 719,000 – up 34% from a year ago. Heightened client engagement resulted in core net new asset growth of $46.2 billion in the second quarter of 2017, up 74% year-over-year, bringing total client assets to $3.04 trillion at June 30, 2017. Assets enrolled in some form of ongoing advisory service totaled $1.54 trillion at quarter-end, up 17% from a year ago.

The Company’s financial model, with multiple revenue streams, operating leverage, and balance sheet strength resulted in a 27% increase in net income to $575 million in the second quarter of 2017, compared to the same period in 2016. Net income for the six months ended June 30, 2017 was $1.1 billion – an increase of 32% from the prior year. The pre-tax profit margins for the second quarter and first half of 2017 were over 40%, leading to a return on average common stockholders’ equity of 15% for the second quarter and first half of 2017 compared to 13% for the same periods in 2016.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Net Revenues

Net revenues of $2.1 billion and $4.2 billion for the second quarter and first half of 2017, respectively, grew 17% from the prior year periods, reflecting significant improvements in both net interest revenue and asset management and administration fees. The following tables and sections present a comparison of the Company’s major sources of net revenues:

Three Months Ended June 30,		2017		2016
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual funds and ETF service fees	11%	$513	24%	$461	25%
Advice Solutions	13%	256	12%	226	12%
Other	9%	76	4%	70	4%
Asset management and administration fees	12%	845	40%	757	41%
Net interest revenue
Interest revenue	34%	1,127	52%	840	46%
Interest expense	76%	(74)	(3)%	(42)	(2)%
Net interest revenue	32%	1,053	49%	798	44%
Trading revenue
Commissions	(25)%	142	6%	190	10%
Principal transactions	36%	15	1%	11	1%
Trading revenue	(22)%	157	7%	201	11%
Other	7%	75	4%	70	4%
Provision for loan losses	(100)%	—	—	2	—
Total net revenues	17%	$2,130	100%	$1,828	100%

Six Months Ended June 30,		2017		2016
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual funds and ETF service fees	16%	$1,019	24%	$876	24%
Advice solutions	13%	500	12%	441	12%
Other	7%	149	4%	139	4%
Asset management and administration fees	15%	1,668	40%	1,456	40%
Net interest revenue
Interest revenue	32%	2,182	52%	1,650	46%
Interest expense	61%	(129)	(3)%	(80)	(2)%
Net interest revenue	31%	2,053	49%	1,570	44%
Trading revenue
Commissions	(21)%	320	7%	405	11%
Principal transactions	4%	29	1%	28	1%
Trading revenue	(19)%	349	8%	433	12%
Other	6%	141	3%	133	4%
Provision for loan losses	—	—	—	—	—
Total net revenues	17%	$4,211	100%	$3,592	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource®. The following funds generated 54% of the asset management and administration fees earned during the second quarter and first half of 2017, compared to 54% and 53% in the same periods in 2016:

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource®
Three Months Ended June 30,	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$162,887	$167,427	$139,412	$104,953	$204,887	$203,759
Net inflows (outflows)	(6,861)	(6,495)	8,086	3,572	(5,648)	(4,437)
Net market gains (losses) and other (1)	160	19	3,838	2,197	25,510	4,030
Balance at end of period	$156,186	$160,951	$151,336	$110,722	$224,749	$203,352

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource®
Six Months Ended June 30,	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$163,495	$166,148	$125,813	$102,112	$198,924	$207,654
Net inflows (outflows)	(7,585)	(5,243)	15,261	5,654	(10,239)	(9,179)
Net market gains (losses) and other (1)	276	46	10,262	2,956	36,064	4,877
Balance at end of period	$156,186	$160,951	$151,336	$110,722	$224,749	$203,352
(1) Includes transfers from other third-party mutual funds to Mutual Fund OneSource® in the second quarter of 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables categorize asset management and administration fees, average client assets, and average fee yields by funds or revenue source:

Three Months Ended June 30,	2017			2016
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$158,974	$224	0.57%	$163,929	$239	0.59%
Fee waivers		(1)			(55)
Schwab money market funds	158,974	223	0.56%	163,929	184	0.45%
Schwab equity and bond funds and ETFs	151,825	52	0.14%	112,814	52	0.19%
Mutual Fund OneSource®	220,680	179	0.33%	201,034	169	0.34%
Other third-party mutual funds and ETFs (1)	271,503	59	0.09%	252,405	56	0.09%
Total mutual funds and ETFs (2)	$802,982	513	0.26%	$730,182	461	0.25%
Advice solutions (2):
Fee-based	$199,823	256	0.51%	$175,973	226	0.52%
Intelligent Portfolios	17,796	—	—	6,620	—	—
Legacy Non-Fee	18,340	—	—	17,015	—	—
Total advice solutions	$235,959	256	0.44%	$199,608	226	0.46%
Other balance-based fees (3)	406,307	64	0.06%	338,529	58	0.07%
Other (4)		12			12
Total asset management and administration fees		$845			$757

Six Months Ended June 30,	2017			2016
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$160,881	$455	0.57%	$166,184	$485	0.59%
Fee waivers		(9)			(152)
Schwab money market funds	160,881	446	0.56%	166,184	333	0.40%
Schwab equity and bond funds and ETFs	145,363	107	0.15%	108,103	103	0.19%
Mutual Fund OneSource ®	211,548	349	0.33%	197,839	333	0.34%
Other third-party mutual funds and ETFs (1)	272,065	117	0.09%	244,820	107	0.09%
Total mutual funds and ETFs (2)	$789,857	1,019	0.26%	$716,946	876	0.25%
Advice solutions (2) :
Fee-based	$195,791	500	0.51%	$171,146	441	0.52%
Intelligent Portfolios	16,020	—	—	5,868	—	—
Legacy Non-Fee	17,890	—	—	16,712	—	—
Total advice solutions	$229,701	500	0.44%	$193,726	441	0.46%
Other balance-based fees (3)	397,523	125	0.06%	328,278	114	0.07%
Other (4)		24			25
Total asset management and administration fees		$1,668			$1,456
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased by $88 million, or 12%, and $212 million, or 15% in the second quarter and first half of 2017 compared to the same periods in 2016, as a result of further improvement in net money fund revenue from rising rates and growing balances in advised solutions, equity and bond funds, and ETFs. By quarter-end, the yields on all proprietary money fund portfolios were at or above their respective operating expense ratios fully eliminating yield-related fee waivers for the first time since 2008.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended June 30,	2017			2016
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$8,562	$22	1.03%	$10,888	$14	0.52%
Cash and investments segregated	19,703	41	0.83%	19,155	22	0.46%
Broker-related receivables (1)	435	1	0.68%	685	—	0.20%
Receivables from brokerage clients	15,827	138	3.50%	15,027	124	3.32%
Available for sale securities (2)	48,154	177	1.47%	71,431	211	1.19%
Held to maturity securities	107,378	600	2.24%	53,404	335	2.52%
Bank loans	15,701	115	2.94%	14,569	98	2.71%
Total interest-earning assets	215,760	1,094	2.03%	185,159	804	1.75%
Other interest revenue		33			36
Total interest-earning assets	$215,760	$1,127	2.10%	$185,159	$840	1.82%
Funding sources:
Bank deposits	$163,711	$30	0.07%	$136,009	$8	0.02%
Payables to brokerage clients	26,125	3	0.05%	25,302	1	0.01%
Short-term borrowings	1,393	3	0.86%	2,038	2	0.39%
Long-term debt	3,518	31	3.53%	2,876	26	3.64%
Total interest-bearing liabilities	194,747	67	0.14%	166,225	37	0.09%
Non-interest-bearing funding sources	21,013			18,934
Other interest expense		7			5
Total funding sources	$215,760	$74	0.14%	$185,159	$42	0.09%
Net interest revenue		$1,053	1.96%		$798	1.73%

Six Months Ended June 30,	2017			2016
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$8,803	$39	0.89%	$10,820	$27	0.50%
Cash and investments segregated	20,755	76	0.74%	19,710	41	0.42%
Broker-related receivables (1)	412	1	0.62%	535	—	0.15%
Receivables from brokerage clients	15,537	264	3.43%	14,959	249	3.35%
Available for sale securities (2)	59,728	428	1.45%	69,797	409	1.18%
Held to maturity securities	95,439	1,085	2.29%	51,830	657	2.55%
Bank loans	15,615	225	2.91%	14,487	197	2.73%
Total interest-earning assets	216,289	2,118	1.97%	182,138	1,580	1.74%
Other interest revenue		64			70
Total interest-earning assets	$216,289	$2,182	2.03%	$182,138	$1,650	1.82%
Funding sources:
Bank deposits	$163,696	$49	0.06%	$133,814	$16	0.02%
Payables to brokerage clients	26,892	5	0.04%	26,015	1	0.01%
Short-term borrowings	1,363	5	0.74%	1,029	2	0.39%
Long-term debt	3,305	59	3.60%	2,877	52	3.63%
Total interest-bearing liabilities	195,256	118	0.12%	163,735	71	0.09%
Non-interest-bearing funding sources	21,033			18,403
Other interest expense		11			9
Total funding sources	$216,289	$129	0.12%	$182,138	$80	0.09%
Net interest revenue		$2,053	1.91%		$1,570	1.73%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $255 million, or 32%, and $483 million, or 31%, in the second quarter and first half of 2017 compared to the same periods in 2016 due to higher interest margins and interest-earning assets driven by growth in bank deposits. As of June 30, 2017 net interest revenue represented 49% of total net revenues, growing from 44% in the same period in the prior year.
Higher short-term interest rates reflecting the Federal Reserve’s March and June 2017 interest rate hikes, coupled with growth in interest-earning assets, have resulted in a 23 and 18 basis point improvement in net interest margins to 1.96% and 1.91% during the second quarter and first half of 2017, respectively, compared to the same periods in 2016.
Compared to the prior year, the Company has grown bank deposits through a combination of:

•	Gathering additional assets from new and current clients;

•	Transferring uninvested cash balances in certain client brokerage accounts to Schwab Bank; and

•	Establishing the Schwab Bank sweep feature as the default investment option for uninvested cash balances within all new brokerage accounts as of June 2016.
While there has been significant growth in bank deposits and average interest-earning assets compared to the prior year periods, balances declined from the first quarter due to clients investing more of their cash into the markets.

In March 2017, the Company transferred $24.7 billion of debt securities from the available for sale (AFS) category to the held to maturity (HTM) category. The transfer had no effect on the overall net interest margin. For additional information on the transfer, see Item 1 – Note 3.

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Daily average revenue trades (in thousands)	311	279	11%	314	303	4%
Clients’ daily average trades (in thousands)	589	518	14%	587	566	4%
Number of trading days	63.0	64.0	(2)%	125.0	125.0	—
Average revenue per revenue trade	$7.96	$11.27	(29)%	$8.91	$11.36	(22)%
Trading revenue	$157	$201	(22)%	$349	$433	(19)%
During the first quarter of 2017, the Company announced two trading price reductions which lowered standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lowered the per contract option fee from $.75 to $.65. Trading revenue decreased by $44 million, or 22%, and $84 million, or 19%, in the second quarter and first half of 2017, respectively, compared to the same periods in 2016, primarily due to these pricing reductions. These reductions in commission rates reflect both the Company’s belief that trade pricing should never be an obstacle for choosing Schwab and the Company’s commitment to share the benefits of its scale with clients. With these changes, trading revenue represented 8% of total net revenues through the first half of 2017 compared to 12% for the same period in 2016.

Other Revenue

Other revenue increased by $5 million, or 7%, in the second quarter of 2017 compared to the second quarter of 2016 largely due to an increase in realized gains on available for sale securities. Other revenue increased $8 million, or 6%, in the first half of 2017 compared to the same period in 2016, primarily due to the sublease of office space in San Francisco, a gain on the sale of a building in Indianapolis, and an increase in realized gains on available for sale securities.

Order flow revenue was $26 million and $25 million during the second quarters of 2017 and 2016 and $53 million and $52 million during the first halves of 2017 and 2016, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Compensation and benefits
Salaries and wages	$371	$339	9%	$738	$675	9%
Incentive compensation	191	166	15%	393	339	16%
Employee benefits and other	101	97	4%	233	214	9%
Total compensation and benefits	$663	$602	10%	$1,364	$1,228	11%
Professional services	144	125	15%	277	241	15%
Occupancy and equipment	107	101	6%	212	199	7%
Advertising and market development	71	70	1%	142	140	1%
Communications	58	62	(6)%	115	122	(6)%
Depreciation and amortization	66	57	16%	131	113	16%
Other	112	91	23%	218	174	25%
Total expenses excluding interest	$1,221	$1,108	10%	$2,459	$2,217	11%
Expenses as a percentage of total net revenues:
Compensation and benefits	31%	33%		32%	34%
Advertising and market development	3%	4%		3%	4%
Full-time equivalent employees (in thousands):
At quarter end	16.9	16.1	5%
Average	16.7	15.9	5%	16.6	15.7	6%
Salaries and wages increased in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to an increase in employee headcount to support the growth in the business and annual salary increases.

Incentive compensation increased in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to higher field incentive plan costs relating to increased net client asset flows and increased employee headcount.
Employee benefits and other expenses increased in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to higher payroll taxes and employer 401(k) matching contributions, which resulted from increased salaries and wages and incentive compensation.

Professional services expense increased in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to higher spending on technology services and an increase in fees paid to outsourced service providers and consultants as the Company continued to invest in the ongoing growth of the business.
Depreciation and amortization expenses grew in the second quarter and first half of 2017 compared to the same periods in 2016 as a result of higher amortization of internally developed software as projects were completed and placed into production.
Other expenses increased in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to an increase in the Company’s Federal Deposit Insurance Corporation (FDIC) assessments. The FDIC assessments rose as a result of higher bank deposits and the effect of a new surcharge that commenced in the third quarter of 2016.

Taxes on Income

Effective January 1, 2017, the Company adopted Accounting Standards Update (ASU) 2016-09, which prospectively changes the accounting treatment of a portion of the tax deductions relating to equity compensation. These deductions were previously reflected directly in additional paid-in capital, a component of stockholders’ equity, and are now included in tax expense, a component of net income. As a result of this change, the Company’s tax expense was reduced by approximately $5 million and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

$36 million in the second quarter and first half of 2017. Future effects will depend on the Company’s share price, restricted stock vesting, and the volume of equity incentive options exercised.

The Company’s effective income tax rate on income before taxes was 36.7% and 37.2% for the second quarters of 2017 and 2016, respectively, and 35.0% and 37.2% for the first halves of 2017 and 2016, respectively, which reflects the benefit in the first half of 2017 as discussed above.

Segment Information

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016
Net Revenues:
Asset management and administration fees	13%	$582	$514	8%	$263	$243	12%	$845	$757
Net interest revenue	27%	795	628	52%	258	170	32%	1,053	798
Trading revenue	(24)%	98	129	(18)%	59	72	(22)%	157	201
Other	8%	55	51	5%	20	19	7%	75	70
Provision for loan losses	(100)%	—	2	—	—	—	(100)%	—	2
Total net revenues	16%	1,530	1,324	19%	600	504	17%	2,130	1,828
Expenses Excluding Interest	10%	914	834	12%	307	274	10%	1,221	1,108
Income before taxes on income	26%	$616	$490	27%	$293	$230	26%	$909	$720

	Investor Services			Advisor Services			Total
Six Months Ended June 30,	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016
Net Revenues:
Asset management and administration fees	16%	$1,148	$986	11%	$520	$470	15%	$1,668	$1,456
Net interest revenue	25%	1,548	1,241	53%	505	329	31%	2,053	1,570
Trading revenue	(20)%	217	272	(18)%	132	161	(19)%	349	433
Other	8%	105	97	—	36	36	6%	141	133
Provision for loan losses	—	—	—	—	—	—	—	—	—
Total net revenues	16%	3,018	2,596	20%	1,193	996	17%	4,211	3,592
Expenses Excluding Interest	10%	1,844	1,671	13%	615	546	11%	2,459	2,217
Income before taxes on income	27%	$1,174	$925	28%	$578	$450	27%	$1,752	$1,375

Investor Services

Net revenues rose by 16% in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher net interest margins and higher balances of interest-earning assets. Asset management and administration fees increased primarily due to higher net yields on money market fund assets and growth in client assets invested in equity and bond funds, ETFs and advisory solutions. Trading revenue decreased primarily due to the reductions in commissions rates announced earlier in the year.

Expenses excluding interest increased by 10% in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to higher compensation and benefits and other expenses. Incentive compensation increased as a result of growth in net client asset flows, while salaries and benefits grew, reflecting higher staffing levels to support growth in the business. Other expenses rose due to higher FDIC regulatory assessments and occupancy and equipment costs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Net revenues rose by 19% and 20%, in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher net interest margins. This growth in interest-earning assets was aided by the migration of more uninvested client cash balances in the segment to Schwab Bank. Asset management and administration fees increased primarily due to higher net yields on money market fund assets and growth in client assets invested in equity and bond funds and ETFs. Trading revenue decreased primarily due to the reductions in commissions rates announced earlier in the year.

Expenses excluding interest increased by 12% and 13%, in the second quarter and first half of 2017 compared to the same periods in 2016 primarily due to higher compensation and benefits and other expenses. Incentive compensation increased as a result of growth in net client asset flows, while salaries and benefits grew, reflecting higher staffing levels to support growth in the business. Other expenses rose due to higher FDIC regulatory assessments and occupancy and equipment costs.

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
The Company also has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry or geographical area. The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $10.1 billion at June 30, 2017, with 46% issued by institutions in the financial services industry. For more information on the Company’s investment portfolios, see Item 1 – Note 3.
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

Net Interest Revenue Simulation

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

For the Company’s net interest revenue sensitivity analysis, the Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation includes all interest-sensitive assets and liabilities. Key variables in the simulation include the repricing of financial instruments, prepayment, reinvestment, and product pricing assumptions. The Company uses constant balances and prevailing market rates in the simulation assumptions in order to minimize the number of variables and to better isolate risks. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee and establish a plan to address the interest rate risk. There were no breaches of the Company’s net interest revenue sensitivity risk limits during the second quarter of 2017 or year ended December 31, 2016.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.
The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table displays the simulated net interest revenue change over the next 12 months beginning June 30, 2017 and December 31, 2016 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2017	December 31, 2016
Increase of 100 basis points	5.3%	6.5%
Decrease of 100 basis points	(8.1)%	(9.8)%
The change in net interest revenue sensitivities as of June 30, 2017 reflects the increase in short-term interest rates. The increase of short-term interest rates positively impacts net interest revenue as yields on interest-earning assets rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

Liquidity Risk

Liquidity risk is the potential that the Company will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses. The Company’s primary source of funds is cash generated by client activity: bank deposits and cash balances in client brokerage accounts. Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, lending securities held in client brokerage accounts, and cash provided by external financing.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, the Company has sources of external funding. The following table describes debt facilities available to the Company:

		Available at
Description	Borrower	June 30, 2017 (1)
Committed, unsecured credit facility with various external banks (2)	CSC	$750
Uncommitted, unsecured lines of credit with various external banks	CSC, Schwab	829
Federal Reserve Bank discount window	Schwab Bank	3,488
Federal Home Loan Bank secured credit facility	Schwab Bank	17,507
Unsecured commercial paper	CSC	750
(1) See Item 1 – Note 7 for information on amounts outstanding. For additional information on the Company’s borrowing facilities, including financial covenants and other conditions of borrowing, see Item 7 – Liquidity Risk in the 2016 Form 10-K.
(2) In June 2017, CSC entered into this facility, which is set to expire in June 2018. This facility replaced a similar facility that expired in June 2017. The funds under this facility are available for general corporate purposes.

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
Beginning on January 1, 2016, the Company became subject to the modified liquidity coverage ratio (LCR) rule which was fully phased in on January 1, 2017 and requires CSC to hold High Quality Liquid Assets equal to at least 70% of projected net cash outflows over a 30-day period, as defined by the rule. At June 30, 2017, the Company was in compliance with the fully phased-in modified LCR rule. For additional information on the LCR rule, see Item 1 – Business – Regulation in the 2016 Form 10‑K.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements
CSC and Schwab Bank are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2016 Form 10-K and in Item 1 – Note 14. As of June 30, 2017, CSC and Schwab Bank are considered well capitalized.
The following table details CSC’s and Schwab Bank’s capital ratios as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	CSC	Schwab Bank	CSC	Schwab Bank
Total stockholders’ equity	$17,489	$12,888	$16,421	$11,726
Less:
Preferred Stock	2,783	—	2,783	—
Common Equity Tier 1 Capital before regulatory adjustments	$14,706	$12,888	$13,638	$11,726
Less:
Goodwill, net of associated deferred tax liabilities	$1,175	$11	$1,175	$11
Other intangible assets, net of associated deferred tax liabilities	53	—	52	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	1	—	—	—
AOCI adjustment (1)	(112)	(110)	(163)	(163)
Common Equity Tier 1 Capital	$13,589	$12,987	$12,574	$11,878
Tier 1 Capital	$16,372	$12,987	$15,357	$11,878
Total Capital	$16,400	$13,014	$15,384	$11,904
Risk-Weighted Assets	69,622	61,762	68,179	59,915
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.5%	21.0%	18.4%	19.8%
Tier 1 Capital/Risk-Weighted Assets	23.5%	21.0%	22.5%	19.8%
Total Capital/Risk-Weighted Assets	23.6%	21.1%	22.6%	19.9%
Tier 1 Leverage Ratio	7.4%	7.3%	7.2%	7.0%
(1) CSC and Schwab Bank have elected to opt-out of the requirement to include most components of accumulated other comprehensive income (AOCI) in regulatory capital, including Common Equity Tier 1 (CET1) Capital. The year after the Company surpasses $250 billion in consolidated assets, it can no longer exclude AOCI from regulatory capital.
Schwab Bank is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, Schwab Bank is required to provide notice to, and may be required to obtain approval from, the Office of the Comptroller of the Currency and the Federal Reserve to declare dividends to CSC.
The Company’s broker-dealer subsidiaries (Schwab and optionsXpress, Inc. (optionsXpress)) are subject to regulatory requirements of the Uniform Net Capital Rule. At June 30, 2017, Schwab and optionsXpress exceeded their net capital requirements.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts for the first halves of 2017 and 2016 are as follows:

Six Months Ended June 30,	2017		2016
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$215	$0.16	$173	$0.13
Series A Preferred Stock (1)	14	35.00	14	35.00
Series B Preferred Stock (2)	15	30.00	15	30.00
Series C Preferred Stock (2)	18	30.00	18	30.00
Series D Preferred Stock (2,3)	22	29.76	10	13.89
Series E Preferred Stock (4)	9	1,554.51	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Series D Preferred Stock was issued on March 7, 2016.
(4) Series E Preferred Stock was issued on October 31, 2016. Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
N/A Not applicable.

OTHER

Foreign Holdings
At June 30, 2017, the Company had exposure to non-sovereign financial and non-financial institutions in foreign countries of $6.1 billion, with the fair value of the top three exposures being to issuers and counterparties domiciled in France at $1.7 billion, Sweden at $1.1 billion, and Canada at $0.8 billion. The Company has no direct exposure to sovereign foreign governments. The Company does not have unfunded commitments to counterparties in foreign countries, nor does it have exposure as a result of credit default protection purchased or sold separately as of June 30, 2017.
In addition to the direct holdings in foreign companies, the Company has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At June 30, 2017, the Company had $78 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Additionally, at June 30, 2017, the Company had outstanding margin loans to foreign residents of $418 million.

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

CRITICAL ACCOUNTING ESTIMATES
Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2016 Form 10-K. With the exception of adding Income Taxes, there have been no other changes to critical accounting estimates during the first six months of 2017.
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Revenues
Asset management and administration fees (1)	$845	$757	$1,668	$1,456
Interest revenue	1,127	840	2,182	1,650
Interest expense	(74)	(42)	(129)	(80)
Net interest revenue	1,053	798	2,053	1,570
Trading revenue	157	201	349	433
Other	75	70	141	133
Provision for loan losses	—	2	—	—
Total net revenues	2,130	1,828	4,211	3,592
Expenses Excluding Interest
Compensation and benefits	663	602	1,364	1,228
Professional services	144	125	277	241
Occupancy and equipment	107	101	212	199
Advertising and market development	71	70	142	140
Communications	58	62	115	122
Depreciation and amortization	66	57	131	113
Other	112	91	218	174
Total expenses excluding interest	1,221	1,108	2,459	2,217
Income before taxes on income	909	720	1,752	1,375
Taxes on income (2)	334	268	613	511
Net Income	575	452	1,139	864
Preferred stock dividends and other (3)	45	46	84	66
Net Income Available to Common Stockholders	$530	$406	$1,055	$798
Weighted-Average Common Shares Outstanding:
Basic	1,338	1,322	1,337	1,322
Diluted	1,351	1,333	1,351	1,331
Earnings Per Common Share:
Basic	$.40	$.31	$.79	$.60
Diluted	$.39	$.30	$.78	$.60
Dividends Declared Per Common Share	$.08	$.07	$.16	$.13
(1) Includes the effect of fee waivers of $1 million and $55 million during the second quarters of 2017 and 2016, respectively, and $9 million and $152 million during the first halves of 2017 and 2016, respectively, relating to Schwab-sponsored money market funds.
(2) Includes the prospective adoption of ASU 2016-09 in 2017. See New Accounting Standards in Note 2 for additional information.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$575	$452	$1,139	$864
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	29	168	81	189
Reclassification of net unrealized loss transferred to held to maturity	—	—	227	—
Other reclassifications included in other revenue	(6)	(3)	(7)	(3)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	(227)	—
Amortization of amounts previously recorded upon transfer from available for sale	9	—	11	—
Other	—	—	(3)	1
Other comprehensive income (loss), before tax	32	165	82	187
Income tax effect	(12)	(62)	(31)	(70)
Other comprehensive income (loss), net of tax	20	103	51	117
Comprehensive Income	$595	$555	$1,190	$981
See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$9,575	$10,828
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $7,588 at June 30, 2017 and $9,547
at December 31, 2016)	18,483	22,174
Receivables from brokers, dealers, and clearing organizations	910	728
Receivables from brokerage clients — net	17,993	17,155
Other securities owned — at fair value	460	449
Available for sale securities	45,634	77,365
Held to maturity securities (fair value — $107,446 at June 30, 2017 and
$74,444 at December 31, 2016)	107,610	75,203
Bank loans — net	15,817	15,403
Equipment, office facilities, and property — net	1,335	1,299
Goodwill	1,227	1,227
Intangible assets — net	125	144
Other assets	1,432	1,408
Total assets	$220,601	$223,383
Liabilities and Stockholders’ Equity
Bank deposits	$162,300	$163,454
Payables to brokers, dealers, and clearing organizations	1,934	2,407
Payables to brokerage clients	33,039	35,894
Accrued expenses and other liabilities	2,021	2,331
Short-term borrowings	300	—
Long-term debt	3,518	2,876
Total liabilities	203,112	206,962
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,835 at June 30, 2017 and December 31, 2016	2,783	2,783
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446
shares issued	15	15
Additional paid-in capital	4,336	4,267
Retained earnings	13,495	12,649
Treasury stock, at cost — 149,339,521 shares at June 30, 2017 and
154,793,560 shares at December 31, 2016	(3,028)	(3,130)
Accumulated other comprehensive income (loss)	(112)	(163)
Total stockholders’ equity	17,489	16,421
Total liabilities and stockholders’ equity	$220,601	$223,383

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital		Treasury Stock, at cost
		Shares	Amount		Retained Earnings			Total
Balance at December 31, 2015	$1,459	1,488	$15	$4,152	$11,253	$(3,343)	$(134)	$13,402
Net income	—	—	—	—	864	—	—	864
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	117	117
Issuance of preferred stock	730	—	—	—	—	—	—	730
Dividends declared on preferred stock	—	—	—	—	(57)	—	—	(57)
Dividends declared on common stock	—	—	—	—	(173)	—	—	(173)
Stock option exercises and other	—	—	—	(14)	—	33	—	19
Share-based compensation and
related tax effects	—	—	—	76	—	—	—	76
Other	—	—	—	9	(5)	8	—	12
Balance at June 30, 2016	$2,189	1,488	$15	$4,223	$11,882	$(3,302)	$(17)	$14,990

Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421
Net income	—	—	—	—	1,139	—	—	1,139
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	51	51
Dividends declared on preferred stock	—	—	—	—	(78)	—	—	(78)
Dividends declared on common stock	—	—	—	—	(215)	—	—	(215)
Stock option exercises and other	—	—	—	(26)	—	98	—	72
Share-based compensation and
related tax effects	—	—	—	79	—	—	—	79
Other	—	—	—	16	—	4	—	20
Balance at June 30, 2017	$2,783	1,488	$15	$4,336	$13,495	$(3,028)	$(112)	$17,489

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$1,139	$864
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	—	—
Share-based compensation	84	75
Depreciation and amortization	131	113
Premium amortization, net, on available for sale securities and held to maturity securities	148	107
Other	19	17
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	3,691	1,005
Receivables from brokers, dealers, and clearing organizations	(180)	(431)
Receivables from brokerage clients	(841)	486
Other securities owned	(11)	8
Other assets	(50)	(37)
Payables to brokers, dealers, and clearing organizations	(473)	153
Payables to brokerage clients	(2,855)	(506)
Accrued expenses and other liabilities	(293)	(331)
Net cash provided by (used for) operating activities	509	1,523
Cash Flows from Investing Activities
Purchases of available for sale securities	(3,077)	(16,598)
Proceeds from sales of available for sale securities	5,485	4,074
Principal payments on available for sale securities	4,698	4,763
Purchases of held to maturity securities	(12,309)	(7,582)
Principal payments on held to maturity securities	4,469	2,198
Net increase in bank loans	(418)	(362)
Purchases of equipment, office facilities, and property	(164)	(195)
Purchases of Federal Home Loan Bank stock	(87)	(118)
Proceeds from sales of Federal Home Loan Bank stock	100	—
Other investing activities	(14)	(14)
Net cash provided by (used for) investing activities	(1,317)	(13,834)
Cash Flows from Financing Activities
Net change in bank deposits	(1,154)	7,793
Net proceeds from short-term borrowings	300	5,000
Issuance of long-term debt	643	—
Repayment of long-term debt	(4)	(3)
Net proceeds from preferred stock offering	—	725
Dividends paid	(293)	(230)
Proceeds from stock options exercised and other	71	19
Other financing activities	(8)	5
Net cash provided by (used for) financing activities	(445)	13,309
Increase (Decrease) in Cash and Cash Equivalents	(1,253)	998
Cash and Cash Equivalents at Beginning of Period	10,828	11,978
Cash and Cash Equivalents at End of Period	$9,575	$12,976
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$117	$74
Income taxes	$597	$505
Non-cash investing activity:
Securities purchased during the period but settled after period end	$—	$651
See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

1.    Introduction and Basis of Presentation
CSC is a savings and loan holding company engaged, through its subsidiaries, in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. Schwab is a securities broker-dealer with over 340 domestic branch offices in 46 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, England. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Schwab Bank, a federal savings bank, and CSIM, the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFs™.
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
The Company’s significant accounting policies are included in Note 2 in the 2016 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2017 except as described in Note 2 below.
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

2.    New Accounting Standards

Adoption of New Accounting Standards

On January 1, 2017, the Company adopted, on a prospective basis, ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which requires entities to recognize the income tax effects for the difference between generally accepted accounting principles (GAAP) and federal income tax treatment (i.e., excess tax benefit or deficiency) of share-based awards in the income statement when the awards vest or are settled, rather than recording such effects in additional paid-in capital. As a result, the Company’s tax expense was reduced by approximately $5 million and $36 million in the second quarter and first half of 2017, respectively. Future effects will depend on the Company’s share price, restricted stock vesting, and the volume of equity incentive options exercised. For the purpose of recognizing compensation cost associated with share-based awards, ASU 2016-09 also provides entities with an accounting policy election to account for forfeitures of awards as they occur or continue with current practice of estimating forfeitures at the grant date to determine the

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

number of awards expected to vest and adjusting that estimate as necessary. The Company has elected to continue to follow the current practice.

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

The Company plans to adopt the revenue recognition guidance in the first quarter of 2018 using the modified retrospective method with a cumulative effect adjustment to opening retained earnings. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP. Accordingly, the Company does not expect an impact to net interest revenue. The Company believes that the primary areas of potential impact of the guidance for the Company are (1) the impact on the income statement of the capitalization of costs to obtain a contract and (2) the presentation of certain revenue streams in the income statement (i.e., gross versus net reporting). With respect to the capitalization of costs to obtain a contract, the Company believes adoption of the standard will likely alter the timing, measurement and recognition of those costs in the income statement; however, the Company does not expect the impact to be material.

The American Institute of Certified Public Accountants has formed sixteen industry task forces to help assess industry specific implementation issues. Preliminary conclusions reached by the Company may be impacted by the finalized task-force papers, which have yet to be released. The next phase of the Company’s implementation work will be to evaluate any changes that may be required to the Company’s applicable disclosures. While the total revenue may be impacted by the adoption of the guidance, net income will not be affected.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10),” which will become effective January 1, 2018. This new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of the guidance include: (i) most equity investments are to be measured at fair value, with changes in fair value recognized in net income, except for those accounted for under the equity method or those that do not have readily determinable fair values for which a practical alternative can be elected; (ii) requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (iii) requires separate presentation of financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the accompanying notes. The Company does not expect the adoption of ASU 2016-01 will have a material impact on its financial statements and EPS.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the accounting for leases by lessees and lessors. The primary change as a result of the new standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Additional changes include accounting for lease origination and executory costs, required lessee reassessments during the lease term due to changes in circumstances, and expanded lease disclosures. ASU 2016-02 will become effective January 1, 2019, with early adoption permitted, and requires entities to apply the new guidance using a modified retrospective transition. Modified retrospective transition requires entities to apply the new guidance as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard. Certain transition reliefs are permitted if elected by the entity. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments (see Note 14 of the Company’s 2016 Form 10-K for the undiscounted future annual minimum rental commitments for operating leases). The Company does not expect the adoption of ASU 2016-02 will have a material impact on its EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which provides new guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and HTM debt securities. The new guidance will require estimating expected credit losses (CECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions, and reasonable forecasts. The initial estimate of, and the subsequent changes in, CECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. The new guidance also amends the OTTI model for AFS debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. ASU 2016-13 will become effective January 1, 2020, with early adoption permitted as of January 1, 2019. The new guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for AFS debt securities for which an OTTI had been recognized before the effective date. The Company is currently evaluating the impact of this new guidance on its financial statements and EPS.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”, which shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and noncontingent call feature that is callable at a fixed price on a preset date. The amendments do not impact the accounting for callable debt securities held at a discount, which will continue to be accreted to maturity. ASU 2017-08 will become effective on January 1, 2019, with early adoption permitted including adoption in an interim period. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting ASU 2017-08 on its financial statements and EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$17,604	$56	$27	$17,633
Asset-backed securities	9,858	40	4	9,894
Corporate debt securities	6,603	23	1	6,625
U.S. Treasury securities	7,740	8	51	7,697
Certificates of deposit	1,620	2	—	1,622
U.S. agency notes	1,914	—	7	1,907
Commercial paper	214	—	—	214
Non-agency commercial mortgage-backed securities	42	—	—	42
Total available for sale securities	$45,595	$129	$90	$45,634
Held to maturity securities:
U.S. agency mortgage-backed securities	$89,250	$499	$805	$88,944
Non-agency commercial mortgage-backed securities	995	12	3	1,004
Asset-backed securities	12,493	70	2	12,561
Corporate debt securities	3,181	23	—	3,204
U.S. Treasury securities	223	—	1	222
Commercial paper	100	—	—	100
U.S. state and municipal securities	1,168	43	—	1,211
Certificates of deposit	200	—	—	200
Total held to maturity securities	$107,610	$647	$811	$107,446

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$33,167	$120	$92	$33,195
Asset-backed securities	20,520	29	214	20,335
Corporate debt securities	9,850	20	18	9,852
U.S. Treasury securities	8,679	3	59	8,623
Certificates of deposit	2,070	2	1	2,071
U.S. agency notes	1,915	—	8	1,907
U.S. state and municipal securities	1,167	2	46	1,123
Commercial paper	214	—	—	214
Non-agency commercial mortgage-backed securities	45	—	—	45
Total available for sale securities	$77,627	$176	$438	$77,365
Held to maturity securities:
U.S. agency mortgage-backed securities	$72,439	$324	$1,086	$71,677
Non-agency commercial mortgage-backed securities	997	11	4	1,004
Asset-backed securities	941	—	—	941
Corporate debt securities	436	—	—	436
U.S. Treasury securities	223	—	4	219
Commercial paper	99	—	—	99
U.S. state and municipal securities	68	1	1	68
Total held to maturity securities	$75,203	$336	$1,095	$74,444
The increase in the HTM portfolio at June 30, 2017 compared to December 31, 2016 was primarily attributable to the transfer of $24.7 billion of investment securities from the AFS category to the HTM category during the first quarter of 2017. These securities had a total net unrealized loss of $227 million before income tax in AOCI on the date of transfer. The transfer was made to mitigate the potential volatility in regulatory capital from changes in market values in the AFS securities portfolio and the related impact to AOCI once the Company crosses $250 billion in consolidated assets. The year after the Company

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

surpasses $250 billion in consolidated assets, it can no longer exclude AOCI from regulatory capital. The transfer included U.S. agency mortgage-backed securities, asset-backed securities, corporate debt securities, and U.S. state and municipal securities. The unrealized holding gains and losses on the date of transfer are reported as a separate component of AOCI and as an adjustment to the purchase premium and discount on the securities transferred. The separate component of AOCI will be amortized or accreted into interest income over the remaining life of the securities transferred, offsetting the revised premium or discount amortization or accretion on the transferred assets.

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $967 million at June 30, 2017.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. agency mortgage-backed securities	$1,817	$6	$2,976	$21	$4,793	$27
Asset-backed securities	866	—	550	4	1,416	4
Corporate debt securities	867	1	303	—	1,170	1
U.S. Treasury securities	6,418	51	—	—	6,418	51
U.S. agency notes	1,907	7	—	—	1,907	7
Total	$11,875	$65	$3,829	$25	$15,704	$90
Held to maturity securities:
U.S. agency mortgage-backed securities	$174	$—	$48,699	$805	$48,873	$805
Non-agency commercial mortgage-backed securities	—	—	535	3	535	3
Asset-backed securities	945	1	779	1	1,724	2
U.S. Treasury securities	—	—	222	1	222	1
Total	$1,119	$1	$50,235	$810	$51,354	$811
Total securities with unrealized losses (1)	$12,994	$66	$54,064	$835	$67,058	$901

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$14,816	$69	$2,931	$23	$17,747	$92
Asset-backed securities	1,670	13	9,237	201	10,907	214
Corporate debt securities	2,407	17	653	1	3,060	18
U.S. Treasury securities	6,926	59	—	—	6,926	59
Certificates of deposit	474	—	100	1	574	1
U.S. agency notes	1,907	8	—	—	1,907	8
U.S. state and municipal securities	956	46	—	—	956	46
Total	$29,156	$212	$12,921	$226	$42,077	$438
Held to maturity securities:
U.S. agency mortgage-backed securities	$51,361	$1,086	$—	$—	$51,361	$1,086
Non-agency commercial mortgage-backed securities	591	4	—	—	591	4
U.S. Treasury securities	219	4	—	—	219	4
U.S. state and municipal securities	14	1	—	—	14	1
Total	$52,185	$1,095	$—	$—	$52,185	$1,095
Total securities with unrealized losses (2)	$81,341	$1,307	$12,921	$226	$94,262	$1,533

(1)	The number of investment positions with unrealized losses totaled 205 for AFS securities and 625 for HTM securities.

(2)	The number of investment positions with unrealized losses totaled 627 for AFS securities and 612 for HTM securities.

At June 30, 2017, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Management evaluates whether investment securities are OTTI on a quarterly basis as described in Note 2 in the 2016
Form 10-K.

The maturities of AFS and HTM securities are as follows:

June 30, 2017	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$108	$1,884	$6,306	$9,335	$17,633
Asset-backed securities	23	8,019	1,126	726	9,894
Corporate debt securities	2,851	3,774	—	—	6,625
U.S. Treasury securities	1,619	6,078	—	—	7,697
Certificates of deposit	951	671	—	—	1,622
U.S. agency notes	847	1,060	—	—	1,907
Commercial paper	214	—	—	—	214
Non-agency commercial mortgage-backed securities (1)	—	—	—	42	42
Total fair value	$6,613	$21,486	$7,432	$10,103	$45,634
Total amortized cost	$6,612	$21,476	$7,427	$10,080	$45,595
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$—	$9,695	$30,224	$49,025	$88,944
Non-agency commercial mortgage-backed securities (1)	—	—	363	641	1,004
Asset-backed securities	—	1,019	5,395	6,147	12,561
Corporate debt securities	—	3,204	—	—	3,204
U.S. Treasury securities	—	—	222	—	222
Commercial paper	100	—	—	—	100
U.S. state and municipal securities	—	—	88	1,123	1,211
Certificates of deposit	—	200	—	—	200
Total fair value	$100	$14,118	$36,292	$56,936	$107,446
Total amortized cost	$100	$13,939	$36,222	$57,349	$107,610

(1)
Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Proceeds	$4,421	$3,774	$5,485	$4,074
Gross realized gains	6	3	7	3

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

June 30, 2017	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans - net
Residential real estate mortgages	$9,549	$14	$1	$17	$32	$9,581	$17	$9,564
Home equity loans and lines of credit	2,137	1	1	9	11	2,148	8	2,140
Pledged asset lines	4,000	1	—	—	1	4,001	—	4,001
Other	113	—	—	—	—	113	1	112
Total bank loans	$15,799	$16	$2	$26	$44	$15,843	$26	$15,817

December 31, 2016
Residential real estate mortgages	$9,100	$15	$3	$16	$34	$9,134	$17	$9,117
Home equity loans and lines of credit	2,336	2	2	10	14	2,350	8	2,342
Pledged asset lines	3,846	4	1	—	5	3,851	—	3,851
Other	94	—	—	—	—	94	1	93
Total bank loans	$15,376	$21	$6	$26	$53	$15,429	$26	$15,403
Residential real estate mortgages (First Mortgages) and home equity loans and lines of credit (HELOCs) include unamortized premiums and discounts and direct origination costs of $77 million and $78 million at June 30, 2017 and December 31, 2016, respectively. The Company had commitments to extend credit related to unused HELOCs, pledged asset lines (PALs), and other lines of credit, which totaled $9.2 billion and $8.4 billion at June 30, 2017 and December 31, 2016, respectively. The Company had commitments to purchase First Mortgage loans of $457 million and $466 million at June 30, 2017 and December 31, 2016, respectively. All PALs were fully collateralized by securities with fair values in excess of borrowings at June 30, 2017 and December 31, 2016.
Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $683 million and $691 million during the second quarters of 2017 and 2016, respectively, and $1.3 billion and $1.2 billion during the first halves of 2017 and 2016, respectively. Schwab Bank purchased HELOCs with commitments of $111 million and $112 million during the second quarters of 2017 and 2016, respectively, and $229 million and $222 million during the first halves of 2017 and 2016, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	June 30, 2017				June 30, 2016
	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total
Balance at beginning of period	$17	$8	$1	$26	$21	$11	$1	$33
Charge-offs	(1)	(1)	—	(2)	—	—	—	—
Recoveries	1	1	—	2	—	—	—	—
Provision for loan losses	—	—	—	—	(1)	(1)	—	(2)
Balance at end of period	$17	$8	$1	$26	$20	$10	$1	$31

Six Months Ended	June 30, 2017				June 30, 2016
	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total
Balance at beginning of period	$17	$8	$1	$26	$20	$11	$—	$31
Charge-offs	(1)	(1)	—	(2)	(1)	—	—	(1)
Recoveries	1	1	—	2	1	—	—	1
Provision for loan losses	—	—	—	—	—	(1)	1	—
Balance at end of period	$17	$8	$1	$26	$20	$10	$1	$31
Substantially all of the bank loans were collectively evaluated for impairment at June 30, 2017 and December 31, 2016. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2017 or December 31, 2016. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $30 million and $31 million at June 30, 2017 and December 31, 2016, respectively. Impaired assets, which include nonaccrual loans, other real estate owned and troubled debt restructurings, totaled $41 million and $45 million at June 30, 2017 and December 31, 2016, respectively. Troubled debt restructurings were not material at June 30, 2017 or December 31, 2016.
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
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in June 2017. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.
As of June 30, 2017 and December 31, 2016, 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

June 30, 2017	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$8,648	775	N/A	0.03%
>70% – <90%	898	768	N/A	0.30%
>90% – <100%	16	740	N/A	2.93%
>100%	19	698	N/A	17.07%
Total	$9,581	774	N/A	0.09%
Home equity loans and lines of credit:
Estimated Current LTV (2)
<70%	$1,893	772	33%	0.10%
>70% – <90%	216	759	49%	0.19%
>90% – <100%	23	743	65%	0.98%
>100%	16	730	73%	8.87%
Total	$2,148	770	35%	0.19%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$4,001	767	43%	—

(1)	The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.

(2)	Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

June 30, 2017	Residential real estate mortgages	Home equity loans and lines of credit
Year of origination
Pre-2013	$1,808	$1,553
2013	1,534	169
2014	599	137
2015	1,351	140
2016	3,037	104
2017	1,252	45
Total	$9,581	$2,148
Origination FICO
<620	$7	$—
620 – 679	85	11
680 – 739	1,491	396
>740	7,998	1,741
Total	$9,581	$2,148
Origination LTV
<70%	$7,237	$1,491
>70% – <90%	2,336	646
>90% – <100%	8	11
Total	$9,581	$2,148

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
The Company’s bank loans include $8.6 billion of adjustable rate First Mortgage loans at June 30, 2017. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 34% of these mortgages consisted of loans with interest-only payment terms. The interest rates on

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

approximately 56% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.
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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2017	Balance
Converted to an amortizing loan by period end	$454
Within 1 year	316
> 1 year – 3 years	566
> 3 years – 5 years	158
> 5 years	654
Total	$2,148

At June 30, 2017, $1.7 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, the Company also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2017, approximately 38% of the HELOC borrowers that had a balance only paid the minimum amount of interest due.

5.    Variable Interest Entities
A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates all entities in which it has a financial interest to determine if the entity is a VIE and if so, whether the Company is the primary beneficiary. See Principles of Consolidation in Note 1 for discussion of the Company’s evaluations of VIEs and whether it is deemed to be the primary beneficiary of any VIEs in which it holds an interest. The Company was not the primary beneficiary of, and therefore not required to consolidate any VIEs at June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, the majority of the Company’s VIEs related to Schwab Bank’s Low-Income Housing Tax Credit (LIHTC) investments. Schwab Bank’s LIHTC investments are accounted for using the proportional amortization method. Amortization, tax credits, and other tax benefits recognized in relation to LIHTC investments are included in taxes on income in the condensed consolidated statements of income. For further information on the Community Reinvestment Act (CRA) and Schwab Bank’s LIHTC investments, see Note 2 and Note 10 in the 2016 Form 10-K.
The carrying value of the LIHTC investments was $213 million and $189 million as of June 30, 2017 and December 31, 2016, respectively, which is included in other assets on the condensed consolidated balance sheets. Schwab Bank recorded liabilities of $145 million and $135 million for unfunded commitments related to LIHTC investments at June 30, 2017 and December 31, 2016, respectively, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions and Schwab Bank expects to pay substantially all of these commitments between 2017 and 2020.

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

	June 30, 2017			December 31, 2016
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments	$213	$145	$213	$189	$135	$189
Other CRA investments (1)	63	—	83	60	—	80
Total	$276	$145	$296	$249	$135	$269

(1)
Other CRA investments are recorded using either the cost method or the equity method. Aggregate assets are included in either other assets or bank loans – net on the condensed consolidated balance sheets.

The Company’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the six months ended June 30, 2017 and 2016, the Company did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

6.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2017	December 31, 2016
Interest-bearing deposits:
Deposits swept from brokerage accounts	$140,725	$141,146
Checking	13,504	13,842
Savings and other	7,495	7,792
Total interest-bearing deposits	161,724	162,780
Non-interest-bearing deposits	576	674
Total bank deposits	$162,300	$163,454

7.    Borrowings

Long-term debt was net of unamortized debt discounts/premiums and debt issuance costs of $27 million and $24 million at June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017	December 31, 2016
Senior Notes	$3,204	$2,558
Medium-Term Notes	250	250
Finance lease obligation	64	68
Total long-term debt	$3,518	$2,876

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

On March 2, 2017, CSC issued $650 million aggregate principal amount of Senior Notes that mature in 2027. The Senior Notes have a fixed interest rate of 3.200% with interest payable semi-annually.
The Company’s long-term debt at June 30, 2017 had a weighted-average interest rate of 3.34%.
Annual maturities on long-term debt outstanding at June 30, 2017 are as follows:

2017	$254
2018	908
2019	8
2020	709
2021	9
Thereafter	1,657
Total maturities	3,545
Unamortized discount, net	(13)
Debt issuance costs	(14)
Total long-term debt	$3,518
Short-term borrowings: Schwab Bank maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral. As a condition of the borrowings, Schwab Bank is required to hold FHLB stock, with the investment recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $68 million at June 30, 2017 and $81 million at December 31, 2016. No funds were drawn under this facility as of June 30, 2017 and December 31, 2016.
CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at June 30, 2017. CSC had no Commercial Paper Notes outstanding at June 30, 2017 and December 31, 2016.

CSC and Schwab also have access to uncommitted, unsecured bank credit lines with several banks. Schwab had $300 million outstanding under these lines at June 30, 2017 and there were no borrowings outstanding under these lines at December 31, 2016.

8.    Commitments and Contingencies

Guarantees and indemnifications: The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At June 30, 2017, the aggregate face amount of these LOCs totaled $295 million. There were no funds drawn under any of these LOCs at June 30, 2017. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.
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

Securities lending: The Company loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

requiring additional cash as collateral when necessary. The Company borrows securities from other broker-dealers to fulfill short sales by brokerage clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $426 million at June 30, 2017 and $213 million at December 31, 2016. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, the Company does not net securities lending transactions. Therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.
The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at June 30, 2017 and December 31, 2016.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
June 30, 2017
Assets:
Resale agreements (1)	$7,588	$—	$7,588	$—	$(7,588)	(2)	$—
Securities borrowed (3)	584	—	584	(345)	(237)		2
Total	$8,172	$—	$8,172	$(345)	$(7,825)		$2
Liabilities:
Securities loaned (4,5)	$1,684	$—	$1,684	$(345)	$(1,210)		$129
Total	$1,684	$—	$1,684	$(345)	$(1,210)		$129
December 31, 2016
Assets:
Resale agreements (1)	$9,547	$—	$9,547	$—	$(9,547)	(2)	$—
Securities borrowed (3)	393	—	393	(200)	(189)		4
Total	$9,940	$—	$9,940	$(200)	$(9,736)		$4
Liabilities:
Securities loaned (4,5)	$1,996	$—	$1,996	$(200)	$(1,660)		$136
Total	$1,996	$—	$1,996	$(200)	$(1,660)		$136

(1)	Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.

(2)
Actual collateral was greater than or equal to 102% of the related assets. At June 30, 2017 and December 31, 2016, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $7.7 billion and $9.8 billion, respectively.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Margin lending: Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities available, under such regulations, for the Company to utilize as collateral, and the amounts pledged by the Company:

	June 30, 2017	December 31, 2016
Fair value of client securities available to be pledged	$23,023	$21,516
Fair value of client securities pledged for:
Securities lending to other broker-dealers	1,295	1,626
Fulfillment of client short sales	2,225	2,048
Fulfillment of requirements with the Options Clearing Corporation (1)	1,969	1,519
Total collateral pledged	$5,489	$5,193
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $104 million as of June 30, 2017 and $58 million as of December 31, 2016.
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

•
Short-term borrowings consist of commercial paper, borrowings on Schwab’s uncommitted, unsecured bank credit lines, and funds drawn on Schwab Bank’s secured credit facility with the Federal Home Loan Bank of San Francisco. Due to the short-term nature of these borrowings, carrying value approximates fair value.

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

For a description of the fair value hierarchy, see Note 2 in the 2016 Form 10-K. There were no significant changes in these policies and methodologies during the first six months of 2017. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the six months ended June 30, 2017, or the year ended December 31, 2016. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2017 or December 31, 2016.

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

June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,670	$—	$—	$1,670
Total cash equivalents	1,670	—	—	1,670
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,026	—	2,026
U.S. Government securities	—	5,256	—	5,256
Total investments segregated and on deposit for regulatory purposes	—	7,282	—	7,282
Other securities owned:
Equity and bond mutual funds	300	—	—	300
Schwab Funds® money market funds	78	—	—	78
State and municipal debt obligations	—	41	—	41
Equity, U.S. Government and corporate debt, and other securities	2	39	—	41
Total other securities owned	380	80	—	460
Available for sale securities:
U.S. agency mortgage-backed securities	—	17,633	—	17,633
Asset-backed securities	—	9,894	—	9,894
Corporate debt securities	—	6,625	—	6,625
U.S. Treasury securities	—	7,697	—	7,697
Certificates of deposit	—	1,622	—	1,622
U.S. agency notes	—	1,907	—	1,907
Commercial paper	—	214	—	214
Non-agency commercial mortgage-backed securities	—	42	—	42
Total available for sale securities	—	45,634	—	45,634
Total	$2,050	$52,996	$—	$55,046

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2017	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$7,905	$—	$7,905	$—	$7,905
Cash and investments segregated and on deposit for regulatory purposes	11,196	—	11,196	—	11,196
Receivables from brokers, dealers, and clearing organizations	910	—	910	—	910
Receivables from brokerage clients – net	17,990	—	17,990	—	17,990
Held to maturity securities:
U.S. agency mortgage-backed securities	89,250	—	88,944	—	88,944
Non-agency commercial mortgage-backed securities	995	—	1,004	—	1,004
Asset-backed securities	12,493	—	12,561	—	12,561
Corporate debt securities	3,181	—	3,204	—	3,204
U.S. Treasury securities	223	—	222	—	222
Commercial paper	100	—	100	—	100
U.S. state and municipal securities	1,168	—	1,211	—	1,211
Certificates of deposit	200	—	200	—	200
Total held to maturity securities	107,610	—	107,446	—	107,446
Bank loans – net:
Residential real estate mortgages	9,564	—	9,541	—	9,541
Home equity loans and lines of credit	2,140	—	2,249	—	2,249
Pledged asset lines	4,001	—	4,001	—	4,001
Other	112	—	112	—	112
Total bank loans – net	15,817	—	15,903	—	15,903
Other assets	337	—	337	—	337
Total	$161,765	$—	$161,687	$—	$161,687
Liabilities:
Bank deposits	$162,300	$—	$162,300	$—	$162,300
Payables to brokers, dealers, and clearing organizations	1,934	—	1,934	—	1,934
Payables to brokerage clients	33,039	—	33,039	—	33,039
Accrued expenses and other liabilities	911	—	911	—	911
Short-term borrowings	300	—	300	—	300
Long-term debt	3,518	—	3,591	—	3,591
Total	$202,002	$—	$202,075	$—	$202,075

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

11.    Stockholders’ Equity
The Company’s preferred stock issued and outstanding is as follows:

	June 30, 2017				December 31, 2016
	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value
Series A	400	$1,000	$400	$397	400	$1,000	$400	$397
Series B	485	1,000	485	482	485	1,000	485	482
Series C	600	1,000	600	585	600	1,000	600	585
Series D	750	1,000	750	728	750	1,000	750	728
Series E	6	100,000	600	591	6	100,000	600	591
Total Preferred Stock	2,241		$2,835	$2,783	2,241		$2,835	$2,783

12.    Accumulated Other Comprehensive Income
Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended June 30,	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$29	$(11)	$18	$168	$(63)	$105
Other reclassifications included in other revenue	(6)	3	(3)	(3)	1	(2)
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale	9	(4)	5	—	—	—
Other comprehensive income (loss)	$32	$(12)	$20	$165	$(62)	$103

Six Months Ended June 30,	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$81	$(30)	$51	$189	$(71)	$118
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	227	(85)	142	—	—	—
Other reclassifications included in other revenue	(7)	3	(4)	(3)	1	(2)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	(227)	85	(142)	—	—	—
Amortization of amounts previously recorded upon transfer from available for sale	11	(5)	6	—	—	—
Other	(3)	1	(2)	1	—	1
Other comprehensive income (loss)	$82	$(31)	$51	$187	$(70)	$117

(1)	See Note 3 for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Accumulated other comprehensive income balances are as follows:

Total Accumulated Other Comprehensive Income
Balance at December 31, 2015	$(134)
Net unrealized gain (loss) on available for sale securities	116
Other	1
Balance at June 30, 2016	$(17)
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	51
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(4)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	6
Other	(2)
Balance at June 30, 2017	$(112)

13.    Earnings Per Common Share

EPS under the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$575	$452	$1,139	$864
Preferred stock dividends and other (1)	(45)	(46)	(84)	(66)
Net income available to common stockholders	$530	$406	$1,055	$798
Weighted-average common shares outstanding — basic	1,338	1,322	1,337	1,322
Common stock equivalent shares related to stock incentive plans	13	11	14	9
Weighted-average common shares outstanding — diluted (2)	1,351	1,333	1,351	1,331
Basic EPS	$.40	$.31	$.79	$.60
Diluted EPS	$.39	$.30	$.78	$.60

(1)	Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

(2)
Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 9 million and 19 million shares for the second quarters of 2017 and 2016, respectively, and 10 million and 22 million shares for the first halves of 2017 and 2016, respectively.

14.    Regulatory Requirements

At June 30, 2017, both CSC and Schwab Bank met all of their respective capital requirements. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect CSC’s or Schwab Bank’s ability to meet future capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$13,589	19.5%	N/A		$3,133	4.5%
Tier 1 Risk-Based Capital	16,372	23.5%	N/A		4,177	6.0%
Total Risk-Based Capital	16,400	23.6%	N/A		5,570	8.0%
Tier 1 Leverage	16,372	7.4%	N/A		8,843	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$12,987	21.0%	$4,015	6.5%	$2,779	4.5%
Tier 1 Risk-Based Capital	12,987	21.0%	4,941	8.0%	3,706	6.0%
Total Risk-Based Capital	13,014	21.1%	6,176	10.0%	4,941	8.0%
Tier 1 Leverage	12,987	7.3%	8,934	5.0%	7,148	4.0%
December 31, 2016
CSC
Common Equity Tier 1 Risk-Based Capital	$12,574	18.4%	N/A		$3,068	4.5%
Tier 1 Risk-Based Capital	15,357	22.5%	N/A		4,091	6.0%
Total Risk-Based Capital	15,384	22.6%	N/A		5,454	8.0%
Tier 1 Leverage	15,357	7.2%	N/A		8,516	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$11,878	19.8%	$3,894	6.5%	$2,696	4.5%
Tier 1 Risk-Based Capital	11,878	19.8%	4,793	8.0%	3,595	6.0%
Total Risk-Based Capital	11,904	19.9%	5,992	10.0%	4,793	8.0%
Tier 1 Leverage	11,878	7.0%	8,456	5.0%	6,765	4.0%
N/A Not applicable.
Based on its regulatory capital ratios at June 30, 2017, Schwab Bank is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2017 that management believes have changed Schwab Bank’s capital category. At June 30, 2017, both CSC’s and Schwab Bank’s capital levels exceeded the fully implemented capital conservation buffer requirement.
Net capital and net capital requirements for Schwab and optionsXpress are as follows:

June 30, 2017	Net Capital	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Capital
Schwab	$1,951	$0.250	$385	$1,566
optionsXpress	290	1	7	283
December 31, 2016
Schwab	$1,846	$0.250	$355	$1,491
optionsXpress	269	1	8	261

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
Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2017	2016	2017	2016	2017	2016
Net Revenues:
Asset management and administration fees	$582	$514	$263	$243	$845	$757
Net interest revenue	795	628	258	170	1,053	798
Trading revenue	98	129	59	72	157	201
Other	55	51	20	19	75	70
Provision for loan losses	—	2	—	—	—	2
Total net revenues	1,530	1,324	600	504	2,130	1,828
Expenses Excluding Interest	914	834	307	274	1,221	1,108
Income before taxes on income	$616	$490	$293	$230	$909	$720

	Investor Services		Advisor Services		Total
Six Months Ended June 30,	2017	2016	2017	2016	2017	2016
Net Revenues:
Asset management and administration fees	$1,148	$986	$520	$470	$1,668	$1,456
Net interest revenue	1,548	1,241	505	329	2,053	1,570
Trading revenue	217	272	132	161	349	433
Other	105	97	36	36	141	133
Provision for loan losses	—	—	—	—	—	—
Total net revenues	3,018	2,596	1,193	996	4,211	3,592
Expenses Excluding Interest	1,844	1,671	615	546	2,459	2,217
Income before taxes on income	$1,174	$925	$578	$450	$1,752	$1,375

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 8.

Item 1A.     Risk Factors

During the first six months of 2017, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2016 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
At June 30, 2017, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the second quarter of 2017. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.
The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2017:

Month	Total number of shares Purchased (in thousands)	Average Price Paid per shares
April:
Employee transactions (1)	10	$39.45
May:
Employee transactions (1)	7	$39.70
June:
Employee transactions (1)	18	$39.92
Total:
Employee Transactions (1)	35	$37.75
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

THE CHARLES SCHWAB CORPORATION

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information
None.

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012.	(1)

10.376	Credit Agreement (364 – Day Commitment) dated as of June 2, 2017, between the Registrant and financial institutions therein (supersedes Exhibit 10.368).

12.1	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 7, 2017	/s/ Peter Crawford
Peter Crawford
Executive Vice President and
Chief Financial Officer