Form 10-Q
period 2017-09-30
SCHWAB CHARLES CORP
filed 2017-11-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 2017

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

1,340,576,376 shares of $.01 par value Common Stock Outstanding on October 31, 2017

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2017

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

Management estimates that investable wealth in the United States (U.S.) is currently well in excess of $30 trillion, which means the Company’s $3.18 trillion in client assets leaves substantial opportunity for growth. The Company’s strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue and, along with expense discipline, generating earnings growth and building long-term stockholder value.

This Form 10-Q is intended to provide an update on the activity and results of operations for the third quarter and first nine months ended September 30, 2017 and should be read in conjunction with the 2016 Form 10-K. More information on the Company’s business operations, descriptions of revenue and expense categories, policies and procedures including the Company’s governance and monitoring programs is available in the 2016 Form 10-K. The Company’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the Securities and Exchange Commission (SEC), are available free of charge on the Company’s website, https://www.aboutschwab.com or by request via email (investor.relations@schwab.com), telephone (415-667-7000) or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

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

•
The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 2);

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating the Company’s financial position and operating performance. For a discussion of the key metrics and a glossary of terms, refer to the Company’s 2016 Form 10-K. Results for the third quarters and first nine months of 2017 and 2016 are:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Client Metrics:
Net new client assets (in billions)	$51.6	$30.0	72%	$155.0	$88.6	75%
Core net new client assets (in billions)	$51.6	$30.0	72%	$136.7	$88.6	54%
Client assets (in billions, at quarter end)	$3,181.2	$2,725.3	17%
Average client assets (in billions)	$3,107.8	$2,699.5	15%	$2,986.3	$2,576.8	16%
New brokerage accounts (in thousands)	336	264	27%	1,055	800	32%
Active brokerage accounts (in thousands, at quarter end)	10,565	10,046	5%
Assets receiving ongoing advisory services
(in billions, at quarter end)	$1,613.6	$1,368.8	18%
Client cash as a percentage of client assets (at quarter end)	11.1%	12.5%
Company Financial Metrics:
Net revenues	$2,165	$1,914	13%	$6,376	$5,506	16%
Expenses excluding interest	1,220	1,120	9%	3,679	3,337	10%
Income before taxes on income	945	794	19%	2,697	2,169	24%
Taxes on income	327	291	12%	940	802	17%
Net income	618	503	23%	1,757	1,367	29%
Preferred stock dividends and other	43	33	30%	127	99	28%
Net income available to common stockholders	$575	$470	22%	$1,630	$1,268	29%
Earnings per common share – diluted	$.42	$.35	20%	$1.21	$.95	27%
Net revenue growth from prior year	13%	20%		16%	17%
Pre-tax profit margin	43.6%	41.5%		42.3%	39.4%
Return on average common stockholders’ equity	15%	14%		15%	13%
Expenses excluding interest as a percentage of average
client assets (annualized)	0.16%	0.17%		0.16%	0.17%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.7%	7.1%
Management believes that the Company’s third quarter results demonstrate its financial model working as intended: driving robust business growth by winning with clients, generating strong revenue growth through multiple sources, and delivering outstanding financial results through sustained expense discipline.

Clients opened 336,000 new brokerage accounts during the quarter, bringing total brokerage accounts to 10.6 million at September 30, 2017. At the same time, core net new assets gathered during the third quarter of 2017 were $51.6 billion compared to $30.0 billion for the same period a year ago. Total core net new assets for the nine months ended September 30, 2017 were $136.7 billion, contributing to total client assets reaching $3.18 trillion at quarter-end.

Strong client growth and an improved economic environment helped lift net interest revenue and asset management and administration fees. These increases supported overall net revenue growth of 13% and 16%, respectively, for the third quarter and first nine months of 2017 when compared to the same periods in the prior year.

By managing overall expense growth to 9% and 10%, respectively, for the third quarter and first nine months of 2017 when compared to the prior year, the Company was able to achieve pre-tax profit margins of 43.6% and 42.3% for the third quarter

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

and first nine months of 2017 – increases of 210 and 290 basis points, respectively, when compared to the same periods in the prior year. The Company delivered a 15% return on average common stockholders’ equity in both the third quarter and first nine months of 2017.

Subsequent Event

On October 31, 2017, the Company issued and sold 500,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed-to-floating rate non-cumulative perpetual preferred stock, Series F, $0.01 par value, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). The Series F Preferred Stock has a fixed dividend rate of 5.00% through November 30, 2027, payable semi-annually, and thereafter a floating rate of three-month LIBOR plus a fixed spread of 2.575%, payable quarterly. The net proceeds received from the sale were $492 million after deducting related expenses and fees.

Also on October 31, 2017, the Company announced that it will redeem on December 1, 2017, all of the outstanding shares of its 6.00% non-cumulative perpetual preferred stock, Series B, and the corresponding depositary shares. The redemption will be funded with the net proceeds from the Series F offering.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Net Revenues

Net revenues of $2.2 billion and $6.4 billion for the third quarter and first nine months of 2017, respectively, grew 13% and 16% from the prior year periods, reflecting significant improvements in both net interest revenue and asset management and administration fees. The following tables and sections present a comparison of the Company’s major sources of net revenues:

Three Months Ended September 30,		2017		2016
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual funds and ETF service fees	7%	$519	24%	$486	25%
Advice Solutions	12%	265	12%	237	12%
Other	3%	77	4%	75	5%
Asset management and administration fees	8%	861	40%	798	42%
Net interest revenue
Interest revenue	32%	1,176	54%	891	46%
Interest expense	104%	(94)	(4)%	(46)	(2)%
Net interest revenue	28%	1,082	50%	845	44%
Trading revenue
Commissions	(25)%	136	6%	181	10%
Principal transactions	67%	15	1%	9	—
Trading revenue	(21)%	151	7%	190	10%
Other	(7)%	71	3%	76	4%
Provision for loan losses	(100)%	—	—	5	—
Total net revenues	13%	$2,165	100%	$1,914	100%

Nine Months Ended September 30,		2017		2016
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual funds and ETF service fees	13%	$1,538	24%	$1,362	25%
Advice solutions	13%	765	12%	678	12%
Other	6%	226	4%	214	4%
Asset management and administration fees	12%	2,529	40%	2,254	41%
Net interest revenue
Interest revenue	32%	3,358	52%	2,541	46%
Interest expense	77%	(223)	(3)%	(126)	(2)%
Net interest revenue	30%	3,135	49%	2,415	44%
Trading revenue
Commissions	(22)%	456	7%	586	10%
Principal transactions	19%	44	1%	37	1%
Trading revenue	(20)%	500	8%	623	11%
Other	1%	212	3%	209	4%
Provision for loan losses	(100)%	—	—	5	—
Total net revenues	16%	$6,376	100%	$5,506	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource®. The following funds generated 53% of the asset management and administration fees earned during the third quarter and 54% during the first nine months of 2017, compared to 54% and 53% in the same periods in 2016:

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource®
Three Months Ended September 30,	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$156,186	$160,951	$151,336	$110,722	$224,749	$203,352
Net inflows (outflows)	2,753	(725)	7,086	3,297	(13,255)	(5,453)
Net market gains (losses) and other	235	26	6,676	4,435	9,684	8,184
Balance at end of period	$159,174	$160,252	$165,098	$118,454	$221,178	$206,083

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource®
Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$163,495	$166,148	$125,813	$102,112	$198,924	$207,654
Net inflows (outflows)	(4,832)	(5,968)	22,347	8,951	(23,494)	(14,632)
Net market gains (losses) and other (1)	511	72	16,938	7,391	45,748	13,061
Balance at end of period	$159,174	$160,252	$165,098	$118,454	$221,178	$206,083
(1) Includes transfers from other third-party mutual funds to Mutual Fund OneSource® in the second quarter of 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables categorize asset management and administration fees, average client assets, and average fee yields by funds or revenue source:

Three Months Ended September 30,	2017			2016
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$158,927	$220	0.55%	$161,904	$239	0.59%
Fee waivers		(1)			(41)
Schwab money market funds	158,927	219	0.55%	161,904	198	0.49%
Schwab equity and bond funds and ETFs	164,011	56	0.14%	121,378	57	0.19%
Mutual Fund OneSource®	219,076	179	0.32%	203,589	175	0.34%
Other third-party mutual funds and ETFs (1)	291,307	65	0.09%	263,995	56	0.08%
Total mutual funds and ETFs (2)	$833,321	519	0.25%	$750,866	486	0.26%
Advice solutions (2) :
Fee-based	$206,781	265	0.51%	$183,191	237	0.51%
Intelligent Portfolios	21,184	—	—	8,249	—	—
Legacy Non-Fee	19,022	—	—	17,232	—	—
Total advice solutions	$246,987	265	0.43%	$208,672	237	0.45%
Other balance-based fees (3)	424,280	67	0.06%	350,117	62	0.07%
Other (4)		10			13
Total asset management and administration fees		$861			$798

Nine Months Ended September 30,	2017			2016
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$160,230	$675	0.56%	$164,758	$724	0.59%
Fee waivers		(10)			(193)
Schwab money market funds	160,230	665	0.55%	164,758	531	0.43%
Schwab equity and bond funds and ETFs	151,579	163	0.14%	112,528	160	0.19%
Mutual Fund OneSource ®	214,058	528	0.33%	199,758	508	0.34%
Other third-party mutual funds and ETFs (1)	278,479	182	0.09%	251,211	163	0.09%
Total mutual funds and ETFs (2)	$804,346	1,538	0.26%	$728,255	1,362	0.25%
Advice solutions (2) :
Fee-based	$199,468	765	0.51%	$175,210	678	0.52%
Intelligent Portfolios	17,740	—	—	6,662	—	—
Legacy Non-Fee	18,267	—	—	16,901	—	—
Total advice solutions	$235,475	765	0.43%	$198,773	678	0.46%
Other balance-based fees (3)	406,442	192	0.06%	335,555	176	0.07%
Other (4)		34			38
Total asset management and administration fees		$2,529			$2,254
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased by $63 million, or 8%, and $275 million, or 12% in the third quarter and first nine months of 2017 compared to the same periods in 2016, as a result of further improvement in net money fund revenue from rising rates and growing balances in advised solutions, mutual funds, and ETFs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended September 30,	2017			2016
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$10,498	$33	1.25%	$12,875	$17	0.53%
Cash and investments segregated	17,355	44	1.01%	19,941	24	0.48%
Broker-related receivables (1)	459	1	0.96%	667	—	0.31%
Receivables from brokerage clients	16,498	151	3.63%	14,940	123	3.28%
Available for sale securities (2)	45,906	187	1.62%	74,064	227	1.22%
Held to maturity securities	107,557	606	2.24%	57,669	349	2.41%
Bank loans	16,058	122	3.01%	14,739	100	2.70%
Total interest-earning assets	214,331	1,144	2.12%	194,895	840	1.71%
Other interest revenue		32			51
Total interest-earning assets	$214,331	$1,176	2.18%	$194,895	$891	1.82%
Funding sources:
Bank deposits	$163,039	$49	0.12%	$143,578	$10	0.03%
Payables to brokerage clients	24,833	6	0.10%	26,204	1	0.01%
Short-term borrowings	1,695	6	1.40%	2,952	4	0.54%
Long-term debt	3,436	30	3.46%	2,876	26	3.60%
Total interest-bearing liabilities	193,003	91	0.19%	175,610	41	0.09%
Non-interest-bearing funding sources	21,328			19,285
Other interest expense		3			5
Total funding sources	$214,331	$94	0.18%	$194,895	$46	0.10%
Net interest revenue		$1,082	2.00%		$845	1.72%

Nine Months Ended September 30,	2017			2016
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$9,375	$72	1.03%	$11,510	$44	0.51%
Cash and investments segregated	19,609	120	0.82%	19,788	65	0.44%
Broker-related receivables (1)	428	2	0.74%	579	—	0.21%
Receivables from brokerage clients	15,861	415	3.50%	14,952	372	3.32%
Available for sale securities (2)	55,070	615	1.49%	71,230	636	1.19%
Held to maturity securities	99,523	1,691	2.27%	53,791	1,006	2.50%
Bank loans	15,764	347	2.94%	14,570	297	2.72%
Total interest-earning assets	215,630	3,262	2.02%	186,420	2,420	1.73%
Other interest revenue		96			121
Total interest-earning assets	$215,630	$3,358	2.08%	$186,420	$2,541	1.82%
Funding sources:
Bank deposits	$163,475	$98	0.08%	$137,093	$26	0.03%
Payables to brokerage clients	26,198	11	0.06%	26,079	2	0.01%
Short-term borrowings	1,475	11	1.00%	1,674	6	0.48%
Long-term debt	3,349	89	3.55%	2,876	78	3.62%
Total interest-bearing liabilities	194,497	209	0.14%	167,722	112	0.09%
Non-interest-bearing funding sources	21,133			18,698
Other interest expense		14			14
Total funding sources	$215,630	$223	0.14%	$186,420	$126	0.09%
Net interest revenue		$3,135	1.94%		$2,415	1.73%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $237 million, or 28%, and $720 million, or 30%, in the third quarter and first nine months of 2017 compared to the same periods in 2016 due to higher interest rates and growth in interest-earning assets driven by bank deposits.
Higher short-term interest rates reflecting the Federal Reserve’s March and June 2017 and December 2016 interest rate hikes, coupled with growth in interest-earning assets, have resulted in a 28 and 21 basis point improvement in net interest margins to 2.00% and 1.94% during the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.
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
For the nine months ended September 30, 2017, net interest revenue represented 49% of total net revenues, growing from 44% in the same period in the prior year.

In March 2017, the Company transferred $24.7 billion of debt securities from the available for sale (AFS) category to the held to maturity (HTM) category. The transfer had no effect on the overall net interest margin. For additional information on the transfer, see Item 1 – Note 3.

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Daily average revenue trades (in thousands)	312	268	16%	313	291	8%
Clients’ daily average trades (in thousands)	633	543	17%	602	558	8%
Number of trading days	62.5	64.0	(2)%	187.5	189.0	(1)%
Average revenue per revenue trade	$7.74	$11.17	(31)%	$8.52	$11.30	(25)%
Trading revenue	$151	$190	(21)%	$500	$623	(20)%
During the first quarter of 2017, the Company announced two trading price reductions which lowered standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lowered the per contract option fee from $.75 to $.65. Trading revenue decreased by $39 million, or 21%, and $123 million, or 20%, in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, primarily due to these pricing reductions. These reductions in commission rates reflect both the Company’s belief that pricing should never be an obstacle for choosing Schwab and the Company’s commitment to share the benefits of its scale with clients. With these changes, trading revenue represented 8% of total net revenues through the first nine months of 2017 compared to 11% for the same period in 2016.

Other Revenue

Other revenue decreased by $5 million, or 7%, in the third quarter of 2017 compared to the third quarter of 2016 largely due to litigation proceeds of $14 million relating to non-agency mortgage backed securities recorded in the third quarter of 2016 which did not reoccur in 2017.

Other revenue increased $3 million, or 1%, in the first nine months of 2017 compared to the same period in 2016, primarily due to sublease income from office space in San Francisco, an increase in order flow revenue, and an increase in realized gains on sales of AFS securities, largely offset by the absence of litigation proceeds in 2017.

Order flow revenue was $29 million and $26 million during the third quarters of 2017 and 2016 and $82 million and $78 million during the first nine months of 2017 and 2016, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Compensation and benefits
Salaries and wages	$372	$343	8%	$1,110	$1,018	9%
Incentive compensation	187	170	10%	580	509	14%
Employee benefits and other	103	96	7%	336	310	8%
Total compensation and benefits	$662	$609	9%	$2,026	$1,837	10%
Professional services	152	131	16%	429	372	15%
Occupancy and equipment	111	100	11%	323	299	8%
Advertising and market development	63	64	(2)%	205	204	—
Communications	56	57	(2)%	171	179	(4)%
Depreciation and amortization	69	60	15%	200	173	16%
Other	107	99	8%	325	273	19%
Total expenses excluding interest	$1,220	$1,120	9%	$3,679	$3,337	10%
Expenses as a percentage of total net revenues:
Compensation and benefits	31%	32%		32%	33%
Advertising and market development	3%	3%		3%	4%
Full-time equivalent employees (in thousands):
At quarter end	17.3	16.1	7%
Average	17.1	16.2	6%	16.7	15.9	5%
Salaries and wages increased in the third quarter and first nine months of 2017 compared to the same periods in 2016 primarily due to an increase in employee headcount to support the growth in the business and annual salary increases.

Incentive compensation increased in the third quarter and first nine months of 2017 compared to the same periods in 2016 primarily due to higher incentive plan costs related to increased net client asset flows and increased employee headcount.
Employee benefits and other expenses increased in the third quarter and first nine months of 2017 compared to the same periods in 2016 primarily due to higher payroll taxes and employer 401(k) matching contributions, which resulted from increased salaries and wages and incentive compensation.

Professional services expense increased in the third quarter and first nine months of 2017 compared to the same periods in 2016 primarily due to higher spending on technology projects and an increase in asset management and administration related expenses resulting from growth in the Schwab Funds® and Schwab ETFs™.
Depreciation and amortization expenses grew in the third quarter and first nine months of 2017 compared to the same periods in 2016 primarily due to higher amortization of internally developed software as projects were completed and placed into production.
Other expenses increased in the third quarter and first nine months of 2017 compared to the same periods in 2016 primarily due to an increase in the Company’s Federal Deposit Insurance Corporation (FDIC) assessments. The FDIC assessments rose as a result of higher bank deposits and the effect of the new surcharge that commenced in the third quarter of 2016.

Taxes on Income

Effective January 1, 2017, the Company adopted Accounting Standards Update (ASU) 2016-09, which prospectively changes the accounting treatment of a portion of the tax deductions relating to equity compensation. These deductions were previously reflected directly in additional paid-in capital, a component of stockholders’ equity, and are now included in tax expense, a

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

component of net income. As a result of this change, the Company’s tax expense was reduced by approximately $11 million and $47 million in the third quarter and first nine months of 2017, respectively. Future effects will depend on the Company’s share price, restricted stock vesting, and the volume of equity incentive options exercised.

The Company’s effective income tax rate on income before taxes was 34.6% and 36.6% for the third quarters of 2017 and 2016, respectively, and 34.9% and 37.0% for the first nine months of 2017 and 2016, respectively, which reflects the equity compensation benefit in the first nine months of 2017 as discussed above and state-related tax benefits recognized during the third quarter of 2017.

Segment Information

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016
Net Revenues:
Asset management and administration fees	8%	$595	$550	7%	$266	$248	8%	$861	$798
Net interest revenue	25%	818	654	38%	264	191	28%	1,082	845
Trading revenue	(24)%	94	123	(15)%	57	67	(21)%	151	190
Other	(4)%	54	56	(15)%	17	20	(7)%	71	76
Provision for loan losses	(100)%	—	4	—	—	1	(100)%	—	5
Total net revenues	13%	1,561	1,387	15%	604	527	13%	2,165	1,914
Expenses Excluding Interest	8%	918	847	11%	302	273	9%	1,220	1,120
Income before taxes on income	19%	$643	$540	19%	$302	$254	19%	$945	$794

	Investor Services			Advisor Services			Total
Nine Months Ended September 30,	Percent Change	2017	2016	Percent Change	2017	2016	Percent Change	2017	2016
Net Revenues:
Asset management and administration fees	13%	$1,743	$1,536	9%	$786	$718	12%	$2,529	$2,254
Net interest revenue	25%	2,366	1,895	48%	769	520	30%	3,135	2,415
Trading revenue	(21)%	311	395	(17)%	189	228	(20)%	500	623
Other	4%	159	153	(5)%	53	56	1%	212	209
Provision for loan losses	—	—	4	—	—	1	—	—	5
Total net revenues	15%	4,579	3,983	18%	1,797	1,523	16%	6,376	5,506
Expenses Excluding Interest	10%	2,762	2,518	12%	917	819	10%	3,679	3,337
Income before taxes on income	24%	$1,817	$1,465	25%	$880	$704	24%	$2,697	$2,169

Investor Services

Net revenues rose by 13% in the third quarter and 15% for the first nine months of 2017 compared to the same periods in 2016, primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher net interest margins and higher balances of interest-earning assets. Asset management and administration fees increased primarily due to higher client assets enrolled in advisory solutions and mutual funds, and higher net fees on money market fund assets. Trading revenue decreased primarily due to the reductions in commissions rates announced earlier in the year.

Expenses excluding interest increased by 8% in the third quarter and 10% for the first nine months of 2017 compared to the same periods in 2016, primarily due to higher compensation and benefits, technology project spend and asset management and administration related expenses.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Net revenues rose by 15% and 18%, in the third quarter and first nine months of 2017 compared to the same periods in 2016, primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher net interest margins. This growth in interest-earning assets was aided by the migration of more uninvested client cash balances in the segment to Schwab Bank. Asset management and administration fees increased primarily due to higher net fees on money market fund assets and growth in client assets invested in equity and bond funds and ETFs. Trading revenue decreased primarily due to the reductions in commissions rates announced earlier in the year.

Expenses excluding interest increased by 11% and 12%, in the third quarter and first nine months of 2017 compared to the same periods in 2016, primarily due to higher compensation and benefits, technology project spend, asset management and administration related expenses and FDIC regulatory assessments.

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
The credit risk exposure related to the Company’s bank loans is actively managed based on established underwriting principles and guidelines and is monitored through individual loan and portfolio reviews. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses. For more information on the Company’s credit quality indicators relating to its bank loans, see Item 1 – Note 4.
The Company also has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or within a particular industry or geographical area. The fair value of the Company’s investments in corporate debt securities and commercial paper totaled $10.3 billion at September 30, 2017, with 44% issued by institutions in the financial services industry. For more information on the Company’s investment portfolios, see Item 1 – Note 3.
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

If the Company’s guidelines for its net interest revenue sensitivity are breached, management must report the breach to the Company’s Corporate Asset-Liability Management and Pricing Committee and establish a plan to address the interest rate risk. There were no breaches of the Company’s net interest revenue sensitivity risk limits during the nine months ended September 30, 2017, or year ended December 31, 2016.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.
The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table displays the simulated net interest revenue change over the next 12 months beginning September 30, 2017 and December 31, 2016 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2017	December 31, 2016
Increase of 100 basis points	5.2%	6.5%
Decrease of 100 basis points	(8.3)%	(9.8)%
The change in net interest revenue sensitivities as of September 30, 2017 reflects the increase in short-term interest rates. An increase in short-term interest rates positively impacts net interest revenue as yields on interest-earning assets rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than an offsetting reduction in interest expense from funding sources, compressing net interest margin.

Liquidity Risk

Liquidity risk is the potential that the Company will be unable to meet cash flow obligations when they come due without incurring unacceptable losses. The Company’s primary source of funds is cash generated by client activity: bank deposits and cash balances in client brokerage accounts. Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, lending securities held in client brokerage accounts, and cash provided by external financing.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, the Company has sources of external funding. The following table describes debt facilities available to the Company:

		Available at
Description	Borrower	September 30, 2017 (1)
Committed, unsecured credit facility with various external banks (2)	CSC	$750
Uncommitted, unsecured lines of credit with various external banks	CSC, Schwab	1,129
Federal Reserve Bank discount window	Schwab Bank	3,402
Federal Home Loan Bank secured credit facility	Schwab Bank	14,875
Unsecured commercial paper	CSC	750
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
On March 2, 2017, CSC issued $650 million aggregate principal amount of Senior Notes that mature in 2027. The Senior Notes have a fixed interest rate of 3.200% with interest payable semi-annually. CSC used the net proceeds from the sale of the Senior Notes for general corporate purposes.
In September 2017, CSC’s $250 million, 6.375% Medium-Term Notes, Series A (Medium-Term Notes), matured.
CSC’s ratings for commercial paper notes are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC’s Senior Notes are rated A2 by Moody’s, A by Standard & Poor’s, and A by Fitch. CSC’s preferred stock is rated Baa2 by Moody’s, BBB by Standard & Poor’s, and BB+ by Fitch. For further discussion of CSC’s debt and equity, see Item 1 – Note 7 and Note 11.
Beginning on January 1, 2016, the Company became subject to the modified liquidity coverage ratio (LCR) rule which was fully phased in on January 1, 2017 and requires CSC to hold High Quality Liquid Assets equal to at least 70% of projected net cash outflows over a 30-day period, as defined by the rule. At September 30, 2017, the Company was in compliance with the fully phased-in modified LCR rule. For additional information on the LCR rule, see Item 1 – Business – Regulation in the 2016 Form 10‑K.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements
CSC and Schwab Bank are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2016 Form 10-K and in Item 1 – Note 14. As of September 30, 2017, CSC and Schwab Bank are considered well capitalized.
The following table details CSC’s and Schwab Bank’s capital ratios as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	CSC	Schwab Bank	CSC	Schwab Bank
Total stockholders’ equity	$18,027	$12,769	$16,421	$11,726
Less:
Preferred Stock	2,783	—	2,783	—
Common Equity Tier 1 Capital before regulatory adjustments	$15,244	$12,769	$13,638	$11,726
Less:
Goodwill, net of associated deferred tax liabilities	$1,175	$11	$1,175	$11
Other intangible assets, net of associated deferred tax liabilities	46	—	52	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	1	—	—	—
AOCI adjustment (1)	(106)	(104)	(163)	(163)
Common Equity Tier 1 Capital	$14,128	$12,862	$12,574	$11,878
Tier 1 Capital	$16,911	$12,862	$15,357	$11,878
Total Capital	$16,939	$12,889	$15,384	$11,904
Risk-Weighted Assets	72,037	64,173	68,179	59,915
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.6%	20.0%	18.4%	19.8%
Tier 1 Capital/Risk-Weighted Assets	23.5%	20.0%	22.5%	19.8%
Total Capital/Risk-Weighted Assets	23.5%	20.1%	22.6%	19.9%
Tier 1 Leverage Ratio	7.7%	7.2%	7.2%	7.0%
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
The Company’s broker-dealer subsidiaries (Schwab and optionsXpress, Inc. (optionsXpress)) are subject to regulatory requirements of the Uniform Net Capital Rule. At September 30, 2017, Schwab and optionsXpress exceeded their net capital requirements.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts for the first nine months of 2017 and 2016 are as follows:

Nine Months Ended September 30,	2017		2016
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$323	$0.24	$266	$0.20
Series A Preferred Stock (1)	28	70.00	28	70.00
Series B Preferred Stock (2)	22	45.00	22	45.00
Series C Preferred Stock (2)	27	45.00	27	45.00
Series D Preferred Stock (2,3)	33	44.64	22	28.77
Series E Preferred Stock (4)	23	3,867.01	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Series D Preferred Stock was issued on March 7, 2016.
(4) Series E Preferred Stock was issued on October 31, 2016. Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
N/A Not applicable.

OTHER

Foreign Holdings
At September 30, 2017, the Company had exposure to non-sovereign financial and non-financial institutions in foreign countries of $6.8 billion, with the fair value of the top three exposures being to issuers and counterparties domiciled in Sweden at $1.9 billion, France at $1.8 billion, and Canada at $0.8 billion.
Additionally, at September 30, 2017, the Company held AFS and HTM securities with a total fair value of $100 million issued by agencies of foreign governments. These securities are explicitly guaranteed by governments of the issuing agencies.
The Company does not have unfunded commitments to counterparties in foreign countries, nor does it have exposure as a result of credit default protection purchased or sold separately as of September 30, 2017.
In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, the Company has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At September 30, 2017, the Company had $67 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Additionally, at September 30, 2017, the Company had outstanding margin loans to foreign residents of $546 million.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2016 Form 10-K. With the exception of adding Income Taxes, there have been no other changes to critical accounting estimates during the first nine months of 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Income Taxes

The Company estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which it operates, including federal, state and local domestic jurisdictions, and immaterial amounts owed to several foreign jurisdictions. The estimated income tax expense is reported in the consolidated statements of income. Accrued taxes are reported in other assets or other liabilities on the condensed consolidated balance sheets and represent the net estimated amount due to or to be received from taxing jurisdictions either currently or deferred to future periods. Deferred taxes arise from differences between assets and liabilities measured for financial reporting purposes versus income tax reporting purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit management believes is more likely than not to be realized upon settlement. In estimating accrued taxes, the Company assesses the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Revenues
Asset management and administration fees (1)	$861	$798	$2,529	$2,254
Interest revenue	1,176	891	3,358	2,541
Interest expense	(94)	(46)	(223)	(126)
Net interest revenue	1,082	845	3,135	2,415
Trading revenue	151	190	500	623
Other	71	76	212	209
Provision for loan losses	—	5	—	5
Total net revenues	2,165	1,914	6,376	5,506
Expenses Excluding Interest
Compensation and benefits	662	609	2,026	1,837
Professional services	152	131	429	372
Occupancy and equipment	111	100	323	299
Advertising and market development	63	64	205	204
Communications	56	57	171	179
Depreciation and amortization	69	60	200	173
Other	107	99	325	273
Total expenses excluding interest	1,220	1,120	3,679	3,337
Income before taxes on income	945	794	2,697	2,169
Taxes on income (2)	327	291	940	802
Net Income	618	503	1,757	1,367
Preferred stock dividends and other (3)	43	33	127	99
Net Income Available to Common Stockholders	$575	$470	$1,630	$1,268
Weighted-Average Common Shares Outstanding:
Basic	1,339	1,324	1,338	1,322
Diluted	1,353	1,334	1,352	1,332
Earnings Per Common Share:
Basic	$.43	$.36	$1.22	$.96
Diluted	$.42	$.35	$1.21	$.95
Dividends Declared Per Common Share	$.08	$.07	$.24	$.20
(1) Includes the effect of fee waivers of $1 million and $41 million during the third quarters of 2017 and 2016, respectively, and $10 million and $193 million during the first nine months of 2017 and 2016, respectively, relating to Schwab-sponsored money market funds.
(2) Includes the prospective adoption of ASU 2016-09 in 2017. See New Accounting Standards in Note 2 for additional information.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$618	$503	$1,757	$1,367
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	—	77	81	266
Reclassification of net unrealized loss transferred to held to maturity	—	—	227	—
Other reclassifications included in other revenue	—	—	(7)	(3)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	(227)	—
Amortization of amounts previously recorded upon transfer from available for sale	10	—	21	—
Other	—	—	(3)	1
Other comprehensive income (loss), before tax	10	77	92	264
Income tax effect	(4)	(29)	(35)	(99)
Other comprehensive income (loss), net of tax	6	48	57	165
Comprehensive Income	$624	$551	$1,814	$1,532
See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$12,253	$10,828
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $7,247 at September 30, 2017 and $9,547
at December 31, 2016)	15,933	22,174
Receivables from brokers, dealers, and clearing organizations	665	728
Receivables from brokerage clients — net	18,461	17,155
Other securities owned — at fair value	427	449
Available for sale securities	48,062	77,365
Held to maturity securities (fair value — $114,332 at September 30, 2017 and
$74,444 at December 31, 2016)	114,376	75,203
Bank loans — net	16,232	15,403
Equipment, office facilities, and property — net	1,392	1,299
Goodwill	1,227	1,227
Intangible assets — net	115	144
Other assets	1,571	1,408
Total assets	$230,714	$223,383
Liabilities and Stockholders’ Equity
Bank deposits	$165,263	$163,454
Payables to brokers, dealers, and clearing organizations	5,427	2,407
Payables to brokerage clients	31,480	35,894
Accrued expenses and other liabilities	2,249	2,331
Short-term borrowings	5,000	—
Long-term debt	3,268	2,876
Total liabilities	212,687	206,962
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,835 at September 30, 2017 and December 31, 2016	2,783	2,783
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446
shares issued	15	15
Additional paid-in capital	4,365	4,267
Retained earnings	13,963	12,649
Treasury stock, at cost — 147,513,629 shares at September 30, 2017 and
154,793,560 shares at December 31, 2016	(2,993)	(3,130)
Accumulated other comprehensive income (loss)	(106)	(163)
Total stockholders’ equity	18,027	16,421
Total liabilities and stockholders’ equity	$230,714	$223,383

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital		Treasury Stock, at cost
		Shares	Amount		Retained Earnings			Total
Balance at December 31, 2015	$1,459	1,488	$15	$4,152	$11,253	$(3,343)	$(134)	$13,402
Net income	—	—	—	—	1,367	—	—	1,367
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	165	165
Issuance of preferred stock, net	733	—	—	—	—	—	—	733
Dividends declared on preferred stock	—	—	—	—	(84)	—	—	(84)
Dividends declared on common stock	—	—	—	—	(266)	—	—	(266)
Stock option exercises and other	—	—	—	(16)	—	48	—	32
Share-based compensation and
related tax effects	—	—	—	104	—	—	—	104
Other	—	—	—	14	(9)	12	—	17
Balance at September 30, 2016	$2,192	1,488	$15	$4,254	$12,261	$(3,283)	$31	$15,470

Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421
Net income	—	—	—	—	1,757	—	—	1,757
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	57	57
Dividends declared on preferred stock	—	—	—	—	(120)	—	—	(120)
Dividends declared on common stock	—	—	—	—	(323)	—	—	(323)
Stock option exercises and other	—	—	—	(30)	—	128	—	98
Share-based compensation and
related tax effects	—	—	—	105	—	—	—	105
Other	—	—	—	23	—	9	—	32
Balance at September 30, 2017	$2,783	1,488	$15	$4,365	$13,963	$(2,993)	$(106)	$18,027

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$1,757	$1,367
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	—	(5)
Share-based compensation	111	101
Depreciation and amortization	200	173
Premium amortization, net, on available for sale securities and held to maturity securities	240	181
Other	35	25
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	6,241	(479)
Receivables from brokers, dealers, and clearing organizations	61	(370)
Receivables from brokerage clients	(1,310)	928
Other securities owned	22	(325)
Other assets	(76)	(61)
Payables to brokers, dealers, and clearing organizations	(957)	(111)
Payables to brokerage clients	(4,414)	(224)
Accrued expenses and other liabilities	(82)	(226)
Net cash provided by (used for) operating activities	1,828	974
Cash Flows from Investing Activities
Purchases of available for sale securities	(6,375)	(22,782)
Proceeds from sales of available for sale securities	5,773	4,645
Principal payments on available for sale securities	6,532	8,652
Purchases of held to maturity securities	(19,886)	(19,439)
Principal payments on held to maturity securities	7,927	3,841
Net increase in bank loans	(829)	(600)
Purchases of equipment, office facilities, and property	(267)	(272)
Purchases of Federal Home Loan Bank stock	(160)	(152)
Proceeds from sales of Federal Home Loan Bank stock	106	88
Other investing activities	(52)	(25)
Net cash provided by (used for) investing activities	(7,231)	(26,044)
Cash Flows from Financing Activities
Net change in bank deposits	1,809	20,128
Net proceeds from short-term borrowings	5,000	3,001
Issuance of long-term debt	643	—
Repayment of long-term debt	(256)	(5)
Net proceeds from preferred stock offering	—	725
Dividends paid	(456)	(365)
Proceeds from stock options exercised and other	98	31
Other financing activities	(10)	8
Net cash provided by (used for) financing activities	6,828	23,523
Increase (Decrease) in Cash and Cash Equivalents	1,425	(1,547)
Cash and Cash Equivalents at Beginning of Period	10,828	11,978
Cash and Cash Equivalents at End of Period	$12,253	$10,431
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$233	$141
Income taxes	$890	$757
Non-cash investing activity:
Securities purchased during the period but settled after period end	$3,977	$1,021
See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

1.    Introduction and Basis of Presentation
CSC is a savings and loan holding company engaged, through its subsidiaries, in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. Schwab is a securities broker-dealer with over 345 domestic branch offices in 46 states, as well as a branch in the Commonwealth of Puerto Rico. In addition, Schwab serves clients in London, England and Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Schwab Bank, a federal savings bank, and CSIM, the investment advisor for Schwab Funds® and Schwab ETFs™.
The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively, referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (GAAP), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment (OTTI) of investment securities, valuation of goodwill, allowance for loan losses, legal and regulatory reserves, and income taxes. Actual results may differ from those estimates.
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
The Company’s significant accounting policies are included in Note 2 in the 2016 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2017 except as described in Note 2 below.
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

2.    New Accounting Standards

Adoption of New Accounting Standards

The Company adopted ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting (Topic 718),” on a prospective basis as of January 1, 2017. This guidance requires entities to recognize the income tax effects for the difference between GAAP and federal income tax treatment (i.e., excess tax benefit or deficiency) of share-based awards in the income statement when the awards vest or are settled, rather than recording such effects in additional paid-in capital. As a result, the Company’s tax expense was reduced by approximately $11 million and $47 million in the third quarter and first nine months of 2017, respectively. Future effects will depend on the Company’s share price, restricted stock vesting, and the volume of equity incentive options exercised. ASU 2016-09 also provides entities with an accounting policy election to account for the impact of forfeitures of awards on compensation expense as they occur or continue with the current practice of estimating forfeitures at the grant date to determine the number of awards expected to vest and adjusting that estimate as necessary. The Company has elected to continue to follow the current practice of estimating forfeitures.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

New Accounting Standards Not Yet Adopted
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” provides new guidance on revenue recognition. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration. The Financial Accounting Standards Board (FASB) has subsequently issued several amendments to the standard, including deferral of the effective date until January 1, 2018, clarification of principal versus agent considerations, narrow scope improvements, and other technical corrections. Entities may elect either full or modified retrospective transition. Full retrospective transition will require a cumulative effect adjustment to retained earnings as of the earliest comparative period presented. Modified retrospective transition will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.

The Company plans to adopt the revenue recognition guidance in the first quarter of 2018 using the modified retrospective method. The guidance does not apply to the Company’s loans and securities. Accordingly, the Company does not expect an impact to net interest revenue. The Company believes the primary areas of potential impact for the Company are (i) the capitalization of costs to obtain a contract and (ii) gross versus net presentation of certain revenue streams in the income statement. The Company believes adoption of this guidance will likely alter the timing of recognition for costs to obtain a contract in the income statement. The next phase of the Company’s implementation work is to evaluate the disclosure provisions. The Company does not expect this guidance will have a material impact on its financial statements and EPS.

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10),” will be effective January 1, 2018 and requires a cumulative effect adjustment to the balance sheet as of the beginning of the year of initial application, except for certain changes that require prospective adoption. The main provisions of the guidance require: (i) equity investments to be measured at fair value, with changes in fair value recognized in net income, unless the equity method is applied or the equity investments do not have readily determinable fair values in which case a practical alternative may be elected; (ii) use of an exit price when measuring the fair value of financial instruments for disclosures; and (iii) separate presentation of financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the accompanying notes. The Company does not expect this guidance will have a material impact on its financial statements and EPS.

ASU 2016-02, “Leases (Topic 842),” amends the accounting for leases by lessees and lessors. The primary change from the new guidance is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Additional changes include accounting for lease origination and executory costs, required lessee reassessments during the lease term due to changes in circumstances, and expanded lease disclosures. ASU 2016-02 will become effective January 1, 2019, with early adoption permitted, and requires entities to apply the new guidance using a modified retrospective transition. Modified retrospective transition requires entities to apply the new guidance as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard. Certain transition relief is permitted if elected by the entity. The adoption of ASU 2016-02 will result in the Company recognizing a right-of-use asset and lease liability on the consolidated balance sheet based on the present value of remaining operating lease payments (see Note 14 of the Company’s 2016 Form 10-K for the undiscounted future annual minimum rental commitments for operating leases). The Company does not expect this guidance will have a material impact on its EPS.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” provides new guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and held to maturity (HTM) debt securities. The new guidance will require estimating current expected credit losses (CECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions, and reasonable forecasts. The initial estimate of, and the subsequent changes in, CECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. The new guidance also amends the OTTI model for AFS debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists. ASU 2016-13 will become effective January 1, 2020, with early adoption permitted as of January 1, 2019. The new guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for AFS debt securities for which an OTTI had been recognized before the effective date. The Company is currently evaluating the impact of this guidance on its financial statements and EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and noncontingent call feature that is callable at a fixed price on a preset date. The amendments do not impact the accounting for callable debt securities held at a discount. ASU 2017-08 will become effective on January 1, 2019, with early adoption permitted including in an interim period. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this guidance on its financial statements and EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$19,717	$54	$25	$19,746
Asset-backed securities	9,960	40	4	9,996
Corporate debt securities	6,449	20	1	6,468
U.S. Treasury securities	7,741	7	49	7,699
Certificates of deposit	1,840	3	—	1,843
U.S. agency notes	1,913	—	6	1,907
Commercial paper	312	—	—	312
Non-agency commercial mortgage-backed securities	41	—	—	41
Foreign government agency securities	50	—	—	50
Total available for sale securities	$48,023	$124	$85	$48,062
Held to maturity securities:
U.S. agency mortgage-backed securities	$96,045	$492	$721	$95,816
Non-agency commercial mortgage-backed securities	995	13	2	1,006
Asset-backed securities	12,237	100	1	12,336
Corporate debt securities	3,377	26	—	3,403
U.S. Treasury securities	223	—	1	222
U.S. state and municipal securities	1,249	50	—	1,299
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	—	50
Total held to maturity securities	$114,376	$681	$725	$114,332

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$33,167	$120	$92	$33,195
Asset-backed securities	20,520	29	214	20,335
Corporate debt securities	9,850	20	18	9,852
U.S. Treasury securities	8,679	3	59	8,623
Certificates of deposit	2,070	2	1	2,071
U.S. agency notes	1,915	—	8	1,907
U.S. state and municipal securities	1,167	2	46	1,123
Commercial paper	214	—	—	214
Non-agency commercial mortgage-backed securities	45	—	—	45
Total available for sale securities	$77,627	$176	$438	$77,365
Held to maturity securities:
U.S. agency mortgage-backed securities	$72,439	$324	$1,086	$71,677
Non-agency commercial mortgage-backed securities	997	11	4	1,004
Asset-backed securities	941	—	—	941
Corporate debt securities	436	—	—	436
U.S. Treasury securities	223	—	4	219
Commercial paper	99	—	—	99
U.S. state and municipal securities	68	1	1	68
Total held to maturity securities	$75,203	$336	$1,095	$74,444
The increase in the HTM portfolio at September 30, 2017 compared to December 31, 2016 was primarily attributable to the transfer of $24.7 billion of investment securities from the AFS category to the HTM category during the first quarter of 2017. These securities had a total net unrealized loss of $227 million before income tax in AOCI on the date of transfer. The transfer was made to mitigate the potential volatility in regulatory capital from changes in market values in the AFS securities portfolio

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

and the related impact to AOCI once the Company crosses $250 billion in consolidated assets. The year after the Company surpasses $250 billion in consolidated assets, it can no longer exclude AOCI from regulatory capital. The transfer included U.S. agency mortgage-backed securities, asset-backed securities, corporate debt securities, and U.S. state and municipal securities. The unrealized holding gains and losses on the date of transfer are reported as a separate component of AOCI and as an adjustment to the purchase premium and discount on the securities transferred. The separate component of AOCI will be amortized or accreted into interest income over the remaining life of the securities transferred, offsetting the revised premium or discount amortization or accretion on the transferred assets.

Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $936 million at September 30, 2017.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. agency mortgage-backed securities	$3,254	$6	$2,805	$19	$6,059	$25
Asset-backed securities	638	—	578	4	1,216	4
Corporate debt securities	990	1	153	—	1,143	1
U.S. Treasury securities	6,421	49	—	—	6,421	49
U.S. agency notes	1,409	5	498	1	1,907	6
Total	$12,712	$61	$4,034	$24	$16,746	$85
Held to maturity securities:
U.S. agency mortgage-backed securities	$2,386	$90	$47,136	$631	$49,522	$721
Non-agency commercial mortgage-backed securities	—	—	491	2	491	2
Asset-backed securities	409	—	672	1	1,081	1
U.S. Treasury securities	—	—	222	1	222	1
Total	$2,795	$90	$48,521	$635	$51,316	$725
Total securities with unrealized losses (1)	$15,507	$151	$52,555	$659	$68,062	$810

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$14,816	$69	$2,931	$23	$17,747	$92
Asset-backed securities	1,670	13	9,237	201	10,907	214
Corporate debt securities	2,407	17	653	1	3,060	18
U.S. Treasury securities	6,926	59	—	—	6,926	59
Certificates of deposit	474	—	100	1	574	1
U.S. agency notes	1,907	8	—	—	1,907	8
U.S. state and municipal securities	956	46	—	—	956	46
Total	$29,156	$212	$12,921	$226	$42,077	$438
Held to maturity securities:
U.S. agency mortgage-backed securities	$51,361	$1,086	$—	$—	$51,361	$1,086
Non-agency commercial mortgage-backed securities	591	4	—	—	591	4
U.S. Treasury securities	219	4	—	—	219	4
U.S. state and municipal securities	14	1	—	—	14	1
Total	$52,185	$1,095	$—	$—	$52,185	$1,095
Total securities with unrealized losses (2)	$81,341	$1,307	$12,921	$226	$94,262	$1,533
(1) The number of investment positions with unrealized losses totaled 212 for AFS securities and 698 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 627 for AFS securities and 612 for HTM securities.

At September 30, 2017, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Management evaluates whether investment securities are OTTI on a quarterly basis as described in Note 2 in the 2016
Form 10-K.

The maturities of AFS and HTM securities are as follows:

September 30, 2017	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$83	$2,390	$6,646	$10,627	$19,746
Asset-backed securities	—	8,096	1,243	657	9,996
Corporate debt securities	3,381	3,087	—	—	6,468
U.S. Treasury securities	2,069	5,630	—	—	7,699
Certificates of deposit	876	967	—	—	1,843
U.S. agency notes	847	1,060	—	—	1,907
Commercial paper	312	—	—	—	312
Non-agency commercial mortgage-backed securities (1)	—	—	—	41	41
Foreign government agency securities	—	50	—	—	50
Total fair value	$7,568	$21,280	$7,889	$11,325	$48,062
Total amortized cost	$7,563	$21,278	$7,881	$11,301	$48,023
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$303	$11,401	$29,606	$54,506	$95,816
Non-agency commercial mortgage-backed securities (1)	—	—	364	642	1,006
Asset-backed securities	—	1,016	5,364	5,956	12,336
Corporate debt securities	250	3,153	—	—	3,403
U.S. Treasury securities	—	—	222	—	222
U.S. state and municipal securities	—	—	98	1,201	1,299
Certificates of deposit	—	200	—	—	200
Foreign government agency securities	—	50	—	—	50
Total fair value	$553	$15,820	$35,654	$62,305	$114,332
Total amortized cost	$553	$15,672	$35,558	$62,593	$114,376
(1) Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Proceeds	$288	$571	$5,773	$4,645
Gross realized gains	—	—	7	3
Gross realized losses	—	—	—	—

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

September 30, 2017	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans - net
Residential real estate mortgages	$9,773	$11	$2	$16	$29	$9,802	$16	$9,786
Home equity loans and lines of credit	2,027	4	1	10	15	2,042	8	2,034
Pledged asset lines	4,278	1	—	—	1	4,279	—	4,279
Other	135	—	—	—	—	135	2	133
Total bank loans	$16,213	$16	$3	$26	$45	$16,258	$26	$16,232

December 31, 2016
Residential real estate mortgages	$9,100	$15	$3	$16	$34	$9,134	$17	$9,117
Home equity loans and lines of credit	2,336	2	2	10	14	2,350	8	2,342
Pledged asset lines	3,846	4	1	—	5	3,851	—	3,851
Other	94	—	—	—	—	94	1	93
Total bank loans	$15,376	$21	$6	$26	$53	$15,429	$26	$15,403
Residential real estate mortgages (First Mortgages) and home equity loans and lines of credit (HELOCs) include unamortized premiums and discounts and direct origination costs of $77 million and $78 million at September 30, 2017 and December 31, 2016, respectively. The Company had commitments to extend credit related to unused HELOCs, pledged asset lines (PALs), and other lines of credit, which totaled $9.6 billion and $8.4 billion at September 30, 2017 and December 31, 2016, respectively. The Company had commitments to purchase First Mortgage loans of $459 million and $466 million at September 30, 2017 and December 31, 2016, respectively. All PALs were fully collateralized by securities with fair values in excess of borrowings at September 30, 2017 and December 31, 2016.
Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $696 million and $858 million during the third quarters of 2017 and 2016, respectively, and $2.0 billion and $2.1 billion during the first nine months of 2017 and 2016, respectively. Schwab Bank purchased HELOCs with commitments of $115 million and $93 million during the third quarters of 2017 and 2016, respectively, and $344 million and $315 million during the first nine months of 2017 and 2016, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Credit Quality

Changes in the allowance for loan losses were as follows:

Three Months Ended	September 30, 2017				September 30, 2016
	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total
Balance at beginning of period	$17	$8	$1	$26	$20	$10	$1	$31
Charge-offs	(1)	—	—	(1)	—	—	—	—
Recoveries	—	—	1	1	—	—	—	—
Provision for loan losses	—	—	—	—	(5)	—	—	(5)
Balance at end of period	$16	$8	$2	$26	$15	$10	$1	$26

Nine Months Ended	September 30, 2017				September 30, 2016
	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total	Residential real estate mortgages	Home equity loans and lines of credit	Other	Total
Balance at beginning of period	$17	$8	$1	$26	$20	$11	$—	$31
Charge-offs	(2)	(1)	—	(3)	(1)	—	—	(1)
Recoveries	1	1	1	3	1	—	—	1
Provision for loan losses	—	—	—	—	(5)	(1)	1	(5)
Balance at end of period	$16	$8	$2	$26	$15	$10	$1	$26
Substantially all of the bank loans were collectively evaluated for impairment at September 30, 2017 and December 31, 2016. There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2017 or December 31, 2016. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $29 million and $31 million at September 30, 2017 and December 31, 2016, respectively. Impaired assets, which include nonaccrual loans, other real estate owned and troubled debt restructurings, totaled $38 million and $45 million at September 30, 2017 and December 31, 2016, respectively. Troubled debt restructurings were not material at September 30, 2017 or December 31, 2016.
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
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in September 2017. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.
As of September 30, 2017 and December 31, 2016, 47% and 48% of the Company’s HELOC and First Mortgage portfolio was concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

September 30, 2017	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans on Nonaccrual Status
Residential real estate mortgages:
Estimated Current LTV
<70%	$8,896	776	N/A	0.05%
>70% – <90%	893	768	N/A	0.47%
>90% – <100%	8	720	N/A	4.60%
>100%	5	724	N/A	—
Total	$9,802	776	N/A	0.09%
Home equity loans and lines of credit:
Estimated Current LTV (2)
<70%	$1,855	772	33%	0.16%
>70% – <90%	160	757	49%	0.46%
>90% – <100%	17	747	74%	2.08%
>100%	10	718	74%	2.12%
Total	$2,042	770	34%	0.21%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$4,279	767	42%	—
(1) The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.
(2) Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

September 30, 2017	Residential real estate mortgages	Home equity loans and lines of credit
Year of origination
Pre-2013	$1,639	$1,448
2013	1,437	158
2014	569	126
2015	1,280	134
2016	2,967	107
2017	1,910	69
Total	$9,802	$2,042
Origination FICO
<620	$7	$1
620 – 679	85	10
680 – 739	1,533	377
>740	8,177	1,654
Total	$9,802	$2,042
Origination LTV
<70%	$7,395	$1,423
>70% – <90%	2,400	608
>90% – <100%	7	11
Total	$9,802	$2,042

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
The Company’s bank loans include $8.8 billion of adjustable rate First Mortgage loans at September 30, 2017. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 34% of these mortgages consisted of loans with interest-only payment terms. The interest rates on

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

approximately 56% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.
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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2017	Balance
Converted to an amortizing loan by period end	$447
Within 1 year	475
> 1 year – 3 years	346
> 3 years – 5 years	148
> 5 years	626
Total	$2,042

At September 30, 2017, $1.6 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, the Company also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2017, approximately 39% of the HELOC borrowers that had a balance only paid the minimum amount of interest due.

5.    Variable Interest Entities
A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates all entities in which it has a financial interest to determine if the entity is a VIE and if so, whether the Company is the primary beneficiary. See Principles of Consolidation in Note 1 for discussion of the Company’s evaluations of VIEs and whether it is deemed to be the primary beneficiary of any VIEs in which it holds an interest. The Company was not the primary beneficiary of, and therefore not required to consolidate any VIEs at September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, the majority of the Company’s VIEs related to Schwab Bank’s Low-Income Housing Tax Credit (LIHTC) investments. Schwab Bank’s LIHTC investments are accounted for using the proportional amortization method. Amortization, tax credits, and other tax benefits recognized in relation to LIHTC investments are included in taxes on income in the condensed consolidated statements of income. For further information on the Community Reinvestment Act (CRA) and Schwab Bank’s LIHTC investments, see Note 2 and Note 10 in the 2016 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Aggregate assets, liabilities, and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which the Company holds a variable interest, but as to which the Company has concluded it is not the primary beneficiary, are summarized in the table below:

	September 30, 2017			December 31, 2016
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$253	$169	$253	$189	$135	$189
Other CRA investments (2)	63	—	82	60	—	80
Total	$316	$169	$335	$249	$135	$269
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheets.
(2) Other CRA investments are recorded using either the cost method or the equity method. Aggregate assets are included in either other assets or bank loans – net on the condensed consolidated balance sheets.

The Company’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the nine months ended September 30, 2017 and 2016, the Company did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions and Schwab Bank expects to pay substantially all of these commitments between 2017 and 2020.

6.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2017	December 31, 2016
Interest-bearing deposits:
Deposits swept from brokerage accounts	$144,293	$141,146
Checking	12,943	13,842
Savings and other	7,441	7,792
Total interest-bearing deposits	164,677	162,780
Non-interest-bearing deposits	586	674
Total bank deposits	$165,263	$163,454

7.    Borrowings

Long-term debt was net of unamortized debt discounts/premiums and debt issuance costs of $26 million and $24 million at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017	December 31, 2016
Senior Notes	$3,205	$2,558
Medium-Term Notes	—	250
Finance lease obligation	63	68
Total long-term debt	$3,268	$2,876

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

On March 2, 2017, CSC issued $650 million aggregate principal amount of Senior Notes that mature in 2027. The Senior Notes have a fixed interest rate of 3.200% with interest payable semi-annually.
The Company’s long-term debt at September 30, 2017 had a weighted-average interest rate of 3.11%.
Annual maturities on long-term debt outstanding are as follows:

September 30, 2017
2017	$3
2018	908
2019	8
2020	709
2021	9
Thereafter	1,657
Total maturities	3,294
Unamortized discount, net	(13)
Debt issuance costs	(13)
Total long-term debt	$3,268
Short-term borrowings: Schwab Bank maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (FHLB). Amounts available under this facility are dependent on the value of Schwab Bank’s First Mortgages, HELOCs, and investment securities that are pledged as collateral. As of September 30, 2017, the collateral pledged by Schwab Bank provided a total borrowing capacity of $19.9 billion including the $5.0 billion outstanding. The Company could increase its borrowing capacity by pledging additional securities. At December 31, 2016, there were no amounts outstanding under this facility.
As a condition of the FHLB borrowings, Schwab Bank is required to hold FHLB stock, with the investment recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $135 million at September 30, 2017 and $81 million at December 31, 2016.
CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. Management has set a current limit for the commercial paper program not to exceed the amount of the committed, unsecured credit facility, which was $750 million at September 30, 2017. CSC had no Commercial Paper Notes outstanding at September 30, 2017 and December 31, 2016.

CSC and Schwab also have access to uncommitted, unsecured bank credit lines with several banks. Schwab had no borrowings outstanding under these lines at September 30, 2017 and December 31, 2016.

8.    Commitments and Contingencies

Guarantees and indemnifications: The Company has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At September 30, 2017, the aggregate face amount of these LOCs totaled $295 million. There were no funds drawn under any of these LOCs at September 30, 2017. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.
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

Securities lending: The Company loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The Company borrows securities from other broker-dealers to fulfill short sales by brokerage clients and delivers cash to the lender in exchange for the securities. The fair value of these borrowed securities was $336 million at September 30, 2017 and $213 million at December 31, 2016. All of the Company’s securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, the Company does not net securities lending transactions. Therefore, the Company’s securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.
The following table presents information about the Company’s resale agreements and securities lending activity to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at September 30, 2017 and December 31, 2016.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
September 30, 2017
Assets:
Resale agreements (1)	$7,247	$—	$7,247	$—	$(7,247)	(2)	$—
Securities borrowed (3)	344	—	344	(297)	(46)		1
Total	$7,591	$—	$7,591	$(297)	$(7,293)		$1
Liabilities:
Securities loaned (4,5)	$1,324	$—	$1,324	$(297)	$(919)		$108
Total	$1,324	$—	$1,324	$(297)	$(919)		$108
December 31, 2016
Assets:
Resale agreements (1)	$9,547	$—	$9,547	$—	$(9,547)	(2)	$—
Securities borrowed (3)	393	—	393	(200)	(189)		4
Total	$9,940	$—	$9,940	$(200)	$(9,736)		$4
Liabilities:
Securities loaned (4,5)	$1,996	$—	$1,996	$(200)	$(1,660)		$136
Total	$1,996	$—	$1,996	$(200)	$(1,660)		$136
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At September 30, 2017 and December 31, 2016, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $7.4 billion and $9.8 billion, respectively.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Margin lending: Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities available, under such regulations, for the Company to utilize as collateral, and the amounts pledged by the Company:

	September 30, 2017	December 31, 2016
Fair value of client securities available to be pledged	$23,520	$21,516
Fair value of client securities pledged for:
Securities lending to other broker-dealers	1,115	1,626
Fulfillment of client short sales	2,281	2,048
Fulfillment of requirements with the Options Clearing Corporation (1)	1,949	1,519
Total collateral pledged	$5,345	$5,193
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $92 million as of September 30, 2017 and $58 million as of December 31, 2016.
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

•	Bank deposits have no stated maturity and are recorded at the amount payable on demand as of the balance sheet date. The carrying values of these deposits approximate their fair values.

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

For a description of the fair value hierarchy, see Note 2 in the 2016 Form 10-K. There were no significant changes in these policies and methodologies during the first nine months of 2017. The Company did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2017, or the year ended December 31, 2016. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2017 or December 31, 2016.

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

September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,720	$—	$—	$1,720
Commercial paper	—	115	—	115
Total cash equivalents	1,720	115	—	1,835
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,200	—	1,200
U.S. Government securities	—	3,814	—	3,814
Total investments segregated and on deposit for regulatory purposes	—	5,014	—	5,014
Other securities owned:
Equity and bond mutual funds	294	—	—	294
Schwab Funds® money market funds	68	—	—	68
State and municipal debt obligations	—	35	—	35
Equity, U.S. Government and corporate debt, and other securities	4	26	—	30
Total other securities owned	366	61	—	427
Available for sale securities:
U.S. agency mortgage-backed securities	—	19,746	—	19,746
Asset-backed securities	—	9,996	—	9,996
Corporate debt securities	—	6,468	—	6,468
U.S. Treasury securities	—	7,699	—	7,699
Certificates of deposit	—	1,843	—	1,843
U.S. agency notes	—	1,907	—	1,907
Commercial paper	—	312	—	312
Non-agency commercial mortgage-backed securities	—	41	—	41
Foreign government agency securities	—	50	—	50
Total available for sale securities	—	48,062	—	48,062
Total	$2,086	$53,252	$—	$55,338

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2017	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$10,418	$—	$10,418	$—	$10,418
Cash and investments segregated and on deposit for regulatory purposes	10,916	—	10,916	—	10,916
Receivables from brokers, dealers, and clearing organizations	665	—	665	—	665
Receivables from brokerage clients – net	18,456	—	18,456	—	18,456
Held to maturity securities:
U.S. agency mortgage-backed securities	96,045	—	95,816	—	95,816
Non-agency commercial mortgage-backed securities	995	—	1,006	—	1,006
Asset-backed securities	12,237	—	12,336	—	12,336
Corporate debt securities	3,377	—	3,403	—	3,403
U.S. Treasury securities	223	—	222	—	222
U.S. state and municipal securities	1,249	—	1,299	—	1,299
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	50	—	50
Total held to maturity securities	114,376	—	114,332	—	114,332
Bank loans – net:
Residential real estate mortgages	9,786	—	9,771	—	9,771
Home equity loans and lines of credit	2,034	—	2,127	—	2,127
Pledged asset lines	4,279	—	4,279	—	4,279
Other	133	—	133	—	133
Total bank loans – net	16,232	—	16,310	—	16,310
Other assets	465	—	465	—	465
Total	$171,528	$—	$171,562	$—	$171,562
Liabilities:
Bank deposits	$165,263	$—	$165,263	$—	$165,263
Payables to brokers, dealers, and clearing organizations	5,427	—	5,427	—	5,427
Payables to brokerage clients	31,480	—	31,480	—	31,480
Accrued expenses and other liabilities	1,067	—	1,067	—	1,067
Short-term borrowings	5,000	—	5,000	—	5,000
Long-term debt	3,268	—	3,347	—	3,347
Total	$211,505	$—	$211,584	$—	$211,584

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

11.    Stockholders’ Equity
The Company’s preferred stock issued and outstanding is as follows:

	September 30, 2017				December 31, 2016
	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value
Series A	400	$1,000	$400	$397	400	$1,000	$400	$397
Series B	485	1,000	485	482	485	1,000	485	482
Series C	600	1,000	600	585	600	1,000	600	585
Series D	750	1,000	750	728	750	1,000	750	728
Series E	6	100,000	600	591	6	100,000	600	591
Total Preferred Stock	2,241		$2,835	$2,783	2,241		$2,835	$2,783

12.    Accumulated Other Comprehensive Income
Accumulated other comprehensive income represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income are as follows:

Three Months Ended September 30,	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$—	$—	$—	$77	$(29)	$48
Other reclassifications included in other revenue	—	—	—	—	—	—
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale	10	(4)	6	—	—	—
Other comprehensive income (loss)	$10	$(4)	$6	$77	$(29)	$48

Nine Months Ended September 30,	2017			2016
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$81	$(30)	$51	$266	$(100)	$166
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	227	(85)	142	—	—	—
Other reclassifications included in other revenue	(7)	3	(4)	(3)	1	(2)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	(227)	85	(142)	—	—	—
Amortization of amounts previously recorded upon transfer from available for sale	21	(9)	12	—	—	—
Other	(3)	1	(2)	1	—	1
Other comprehensive income (loss)	$92	$(35)	$57	$264	$(99)	$165
(1) See Note 3 for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Accumulated other comprehensive income balances are as follows:

Total Accumulated Other Comprehensive Income
Balance at December 31, 2015	$(134)
Net unrealized gain (loss) on available for sale securities	164
Other	1
Balance at September 30, 2016	$31
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	51
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(4)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	12
Other	(2)
Balance at September 30, 2017	$(106)

13.    Earnings Per Common Share

EPS under the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$618	$503	$1,757	$1,367
Preferred stock dividends and other (1)	(43)	(33)	(127)	(99)
Net income available to common stockholders	$575	$470	$1,630	$1,268
Weighted-average common shares outstanding — basic	1,339	1,324	1,338	1,322
Common stock equivalent shares related to stock incentive plans	14	10	14	10
Weighted-average common shares outstanding — diluted (2)	1,353	1,334	1,352	1,332
Basic EPS	$.43	$.36	$1.22	$.96
Diluted EPS	$.42	$.35	$1.21	$.95
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 9 million and 17 million shares for the third quarters of 2017 and 2016, respectively, and 10 million and 21 million shares for the first nine months of 2017 and 2016, respectively.

14.    Regulatory Requirements

At September 30, 2017, both CSC and Schwab Bank met all of their respective capital requirements. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect CSC’s or Schwab Bank’s ability to meet future capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The regulatory capital and ratios for CSC and Schwab Bank are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$14,128	19.6%	N/A		$3,242	4.5%
Tier 1 Risk-Based Capital	16,911	23.5%	N/A		4,322	6.0%
Total Risk-Based Capital	16,939	23.5%	N/A		5,763	8.0%
Tier 1 Leverage	16,911	7.7%	N/A		8,802	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$12,862	20.0%	$4,171	6.5%	$2,888	4.5%
Tier 1 Risk-Based Capital	12,862	20.0%	5,134	8.0%	3,850	6.0%
Total Risk-Based Capital	12,889	20.1%	6,417	10.0%	5,134	8.0%
Tier 1 Leverage	12,862	7.2%	8,923	5.0%	7,138	4.0%

December 31, 2016
CSC
Common Equity Tier 1 Risk-Based Capital	$12,574	18.4%	N/A		$3,068	4.5%
Tier 1 Risk-Based Capital	15,357	22.5%	N/A		4,091	6.0%
Total Risk-Based Capital	15,384	22.6%	N/A		5,454	8.0%
Tier 1 Leverage	15,357	7.2%	N/A		8,516	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$11,878	19.8%	$3,894	6.5%	$2,696	4.5%
Tier 1 Risk-Based Capital	11,878	19.8%	4,793	8.0%	3,595	6.0%
Total Risk-Based Capital	11,904	19.9%	5,992	10.0%	4,793	8.0%
Tier 1 Leverage	11,878	7.0%	8,456	5.0%	6,765	4.0%
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2017, Schwab Bank is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2017 that management believes have changed Schwab Bank’s capital category. At September 30, 2017, both CSC’s and Schwab Bank’s capital levels exceeded the fully implemented capital conservation buffer requirement.
Net capital and net capital requirements for Schwab and optionsXpress are as follows:

September 30, 2017	Net Capital	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Capital
Schwab	$1,974	$0.250	$394	$1,580
optionsXpress	295	1	7	288
December 31, 2016
Schwab	$1,846	$0.250	$355	$1,491
optionsXpress	269	1	8	261

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
Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2017	2016	2017	2016	2017	2016
Net Revenues:
Asset management and administration fees	$595	$550	$266	$248	$861	$798
Net interest revenue	818	654	264	191	1,082	845
Trading revenue	94	123	57	67	151	190
Other	54	56	17	20	71	76
Provision for loan losses	—	4	—	1	—	5
Total net revenues	1,561	1,387	604	527	2,165	1,914
Expenses Excluding Interest	918	847	302	273	1,220	1,120
Income before taxes on income	$643	$540	$302	$254	$945	$794

	Investor Services		Advisor Services		Total
Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016
Net Revenues:
Asset management and administration fees	$1,743	$1,536	$786	$718	$2,529	$2,254
Net interest revenue	2,366	1,895	769	520	3,135	2,415
Trading revenue	311	395	189	228	500	623
Other	159	153	53	56	212	209
Provision for loan losses	—	4	—	1	—	5
Total net revenues	4,579	3,983	1,797	1,523	6,376	5,506
Expenses Excluding Interest	2,762	2,518	917	819	3,679	3,337
Income before taxes on income	$1,817	$1,465	$880	$704	$2,697	$2,169

16.    Subsequent Event
On October 31, 2017, the Company issued and sold 500,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed-to-floating rate non-cumulative perpetual preferred stock, Series F, $0.01 par value, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share). The Series F Preferred Stock has a fixed dividend rate of 5.00% through November 30, 2027, payable semi-annually, and thereafter a floating rate of three-month LIBOR plus a fixed spread of 2.575%, payable quarterly. The net proceeds received from the sale were $492 million after deducting related expenses and fees.

Also on October 31, 2017, the Company announced that it will redeem on December 1, 2017, all of the outstanding shares of its 6.00% non-cumulative perpetual preferred stock, Series B, and the corresponding depositary shares. The redemption will be funded with the net proceeds from the Series F offering.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 8.

Item 1A.     Risk Factors

During the first nine months of 2017, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2016 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
At September 30, 2017, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the third quarter of 2017. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.
The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2017:

Month	Total number of shares Purchased (in thousands)	Average Price Paid per shares
July:
Employee transactions (1)	7	$43.43
August:
Employee transactions (1)	9	$42.68
September:
Employee transactions (1)	9	$39.90
Total:
Employee Transactions (1)	25	$41.90
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

3.20
Certificate of Designations of 5.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated October 31, 2017, and incorporated herein by reference.

10.377	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 19, 2017 (supersedes Exhibit 10.322). Filed as Exhibit 10.377 to the Registrant’s Form 8-K dated October 24, 2017, and incorporated herein by reference.	(1)

10.378	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.369).	(1) (2)

10.379	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.370).	(1) (2)

10.380	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.371).	(1) (2)

10.381	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.372).	(1) (2)

10.382	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.373).	(1) (2)

10.383	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.374).	(1) (2)

10.384
Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.375).
(1) (2)

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

(3)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 7, 2017	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer