Form 10-K
period 2017-12-31
SCHWAB CHARLES CORP
filed 2018-02-22
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the fiscal year ended December 31, 2017	Commission file number 1-9700
THE  CHARLES  SCHWAB  CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3025021 (I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA  94105
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code:  (415) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – $.01 par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a
share of 6.00% Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a
share of 5.95% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was $51.2 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2018, was 1,346,473,499.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 15, 2018, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2017

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company, headquartered in San Francisco, California. CSC was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2017, Schwab had $3.36 trillion in client assets, 10.8 million active brokerage accounts, 1.6 million corporate retirement plan participants, and 1.2 million banking accounts.

Significant business subsidiaries of CSC include the following:

•
Charles Schwab & Co., Inc. (CS&Co), incorporated in 1971, a securities broker-dealer with over 345 domestic branch offices in 46 states, as well as a branch in the Commonwealth of Puerto Rico. In addition, Schwab serves clients in England, Hong Kong, Singapore, and Australia through various subsidiaries;

•	Charles Schwab Bank (Schwab Bank), a federal savings bank; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and Schwab’s exchange-traded funds (Schwab ETFs™).

Schwab provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services to individual investors and retirement plan services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking, and support services, as well as retirement business services, to independent registered investment advisors (RIAs), independent retirement advisors, and recordkeepers. These services are further described in the segment discussion below.

As of December 31, 2017, Schwab had full-time, part-time, temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 17,600 full-time employees.

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

Business Strategy and Competitive Environment

Schwab was founded on the belief that all Americans deserve access to a better investing experience. Although much has changed in the intervening years, our purpose remains clear – to champion every client’s goals with passion and integrity. Guided by this purpose and the aspiration of creating the most trusted leader in investment services, management has adopted a strategy described as “Through Clients’ Eyes.”

Under this approach, our strategic goals are focused on putting clients’ perspectives, needs, and desires at the forefront. Because investing plays a fundamental role in building financial security, we strive to deliver a better investing experience for our clients – individual investors and the people and institutions who serve them – by disrupting longstanding industry practices on their behalf and providing superior service. We aim to offer a broad range of products and solutions to meet client needs with a focus on transparency and value. In addition, management works to couple Schwab’s scale and resources with ongoing expense discipline to keep costs low and ensure that products and solutions are affordable as well as responsive to client needs. Finally, we seek to maximize our market valuation and stockholder returns over time.

Management estimates that investable wealth in the U.S. currently exceeds $30 trillion, which means the Company’s $3.36 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue and, along with expense discipline, generate earnings growth and build long-term stockholder value.

THE CHARLES SCHWAB CORPORATION

Within Investor Services, our competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms, as well as banks and trust companies. In the Advisor Services arena, we compete with institutional custodians, traditional and discount brokers, banks and investment advisory firms, and trust companies.

Across both segments, our key competitive advantages are:

•
Scale and Size of the Business – As one of the largest investment services firms in the United States (U.S.), we are able to spread operating costs, amortize new investments over a large base of clients, and have the resources to evolve capabilities to meet client needs.

•
Operating Efficiency – Coupled with scale, our operating efficiency and sharing of infrastructure across different businesses creates a cost advantage that enables us to competitively price products and services while profitably serving many different client channels.

•
Operating Structure – Adding bank and asset management capabilities to the broker-dealers helps serve a wider array of client needs, thereby deepening client relationships, enhancing the stability of client assets, and enabling diversified revenue streams.

•
Brand and Corporate Reputation – In an industry dependent on trust, Schwab’s reputation and brand across multiple constituents enables us to attract clients and employees while credibly introducing new products to the market.

•	Service Culture – Delivering a great client experience earns the trust and loyalty of clients and increases the likelihood that those clients will refer others.

•	Willingness to Disrupt – Management’s willingness to challenge the status quo to benefit clients fosters innovation and continuous improvement, which helps to attract more clients and assets.

Sources of Net Revenues

Our major sources of net revenues are net interest revenue, asset management and administration fees, and trading revenue. These revenue streams are supported by the combination of bank, broker-dealer, and asset management operating subsidiaries, each of which brings specific capabilities that enable us to provide clients with the products and services they are looking for.

Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources, the majority of which is derived from client cash balances held by Schwab as part of the clients’ overall relationship with the Company. While certain client cash balances are held on CS&Co’s balance sheet or swept to our money market funds, a substantial amount of existing cash balances and most new client cash inflows are swept to a banking subsidiary. Over time, as supporting capital has been available, we have been directing a growing proportion of client cash sweep balances to a banking subsidiary relative to those going to the broker-dealer or money market funds. This shift has been effected through changes to default sweep options and the periodic bulk transfer of larger balances. Bank sweep balances have access to Federal Deposit Insurance Corporation (FDIC) insurance protection, as allowed, and provide us with greater flexibility in terms of options for investing the cash and administering the interest rate paid.

The majority of asset management and administration fees are earned from proprietary money market mutual funds, proprietary and third-party mutual funds and exchange-traded funds (ETFs), and fee-based advisory solutions.

Trading revenue includes commissions earned for executing trades for clients in individual equities, options, futures, fixed income securities, and certain third-party mutual funds and ETFs, as well as principal transaction revenue earned primarily from actions to support client trading in fixed income securities.

Products and Services

We offer a broad range of products to address our clients’ varying investment and financial needs. Examples of these product offerings include the following:

•	Brokerage – an array of full-feature brokerage accounts with margin lending, options trading, and cash management capabilities including third-party certificates of deposit;

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

•
Advice solutions – managed portfolios of both proprietary and third-party mutual funds and ETFs, separately managed accounts, customized personal advice for tailored portfolios, specialized planning, and full-time portfolio management;

•	Banking – checking and savings accounts, first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), and pledged asset lines (PALs); and

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services.

This full array of investing services is made available through two business segments – Investor Services and Advisor Services. Schwab’s major sources of revenues are generated by both of the reportable segments. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the reportable segments are the same as those described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” (Item 8) – Note 2. For financial information related to the Company’s reportable segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” (Item 7) and Item 8 – Note 22.

Investor Services

Charles Schwab initially founded the Company over 40 years ago to provide individual investors with access to the financial markets at a reasonable cost. The Company has been expanding offerings over time in response to client needs, aiming to provide a compelling and often disruptive solution in the marketplace. As products and services have evolved over the years, the Investor Services segment has expanded and now includes the Retail Investor, Retirement Plan Services, Mutual Fund Clearing Services, and Off-Platform Sales business units.

Through the Retail Investor business unit, we offer individual investors a multi-channel service delivery model, which includes online, mobile, telephone, and branch capabilities. We provide personalized service at competitive prices while giving clients the choice of where, when, and how they do business with us. Financial Consultants (FCs) in Schwab’s branches and regional telephone service centers focus on building and sustaining client relationships. We have the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. We believe that this ability to give those clients seeking help, guidance, or advice with an individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an independent RIA in the Schwab Advisor Network® – is a competitive strength compared to the more fragmented or limited offerings of other firms.

Our service delivery model provides quick and efficient access to an extensive array of information, research, tools, trade execution, and administrative services, which clients can access according to their needs. For example, clients that trade more actively can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists, and integrated product offerings. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships by complementing these capabilities with a range of investment and banking products.

Schwab strives to educate and assist clients in reaching their financial goals. Educational tools include workshops, webcasts, interactive courses, and online information about investing, from which Schwab does not earn revenue. Additionally, we provide various online research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers stocks of approximately 4,000 foreign companies.

Clients may seek specific investment recommendations, either from time to time or on an ongoing basis. Schwab provides clients seeking advice with personalized solutions. Our approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab’s delivery channels.

Schwab Private Client features a personal advice relationship with a designated Portfolio Consultant, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution.

THE CHARLES SCHWAB CORPORATION

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, Schwab offers several alternatives. We provide investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios and Windhaven Investment Management, Inc. (Windhaven®), or equity securities and ETFs through ThomasPartners® programs. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. Schwab Intelligent Portfolios®, available since 2015, are for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. In late 2016, we introduced Schwab Intelligent Advisory® to offer our clients a hybrid advisory service which combines live credentialed professionals and algorithm-driven technology to make financial and investment planning more accessible to investors. Finally, clients who want the assistance of an independent professional in managing their financial affairs may be referred to RIAs in the Schwab Advisor Network. These RIAs provide personalized portfolio management, financial planning, and wealth management solutions.

To meet the specific needs of clients who actively trade, Schwab offers integrated web- and software-based trading platforms, which incorporate intelligent order routing technology, real-time market data, options trading, premium stock and futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management and decision support tools, and dedicated personal support.

For U.S. clients wishing to invest in foreign equities, we offer a suite of global investing capabilities, including online access to certain foreign equity markets with the ability to trade in their local currencies. In addition, Schwab serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. In the U.S., Schwab serves Mandarin-, Cantonese-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices, web-based and telephonic services.

We also offer equity compensation plan sponsors full-service recordkeeping for stock plans, stock options, restricted stock, performance shares, and stock appreciation rights. Specialized services for executive transactions and reporting, grant acceptance tracking, and other services are offered to employers to meet the needs of administering the reporting and compliance aspects of an equity compensation plan. In addition, we provide software and services for compliance departments of regulated companies and firms with special requirements to monitor employee personal trading, including trade surveillance technology.

Our Retirement Plan Services business unit offers a bundled 401(k) retirement plan product that provides retirement plan sponsors a wide array of investment options, trustee or custodial services, and participant-level recordkeeping. Retirement plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In addition to an open architecture investment platform, we offer access to low cost index mutual funds and ETFs. Individuals investing for retirement through 401(k) plans can take advantage of bundled offerings of multiple investment choices, education, and third-party advice. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates. Services also include support for Roth 401(k) accounts, profit sharing, and defined benefit plans.

Lastly, the Mutual Fund Clearing Services business unit provides custody, recordkeeping, and trading services to banks, brokerage firms, and trust companies, and the Off-Platform Sales business unit offers proprietary mutual funds, ETFs, and collective trust funds outside the Company. They are included within the Investor Services segment given their leveraging of the products and services offered to individual investors.

Advisor Services

More than twenty-five years ago, Schwab supported a small group of entrepreneurial advisors who challenged the industry by creating independent firms. Through the Advisor Services segment, Schwab has become the largest provider of custodial, trading, banking, and support services to RIAs and their clients. We also provide retirement business services to independent retirement advisors and recordkeepers. Management believes that we can maintain our market leadership position primarily through the efforts of our sales, support, and business consulting service teams, which are dedicated to helping RIAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, we utilize technology to provide RIAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Advisor Services sponsors a variety of national, regional, and local events designed to help RIAs identify and implement better ways to expand and efficiently manage their practices.

THE CHARLES SCHWAB CORPORATION

RIAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information as well as trading capabilities. The Advisor Services website is the core platform for RIAs to conduct daily business activities online with Schwab, including viewing and managing client account information and accessing news and market information. The website provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, checking status, and communicating with our service team. The site provides multi-year archiving of statements, trade confirms, and tax reports, along with document search capabilities.

To help RIAs grow and manage their practices, we offer a variety of services, including business management and technology and operations consulting on a variety of topics critical to an RIA’s success including strategic business planning, client segmentation, growth strategies, technological strategies, and succession planning. The Advisor Services website provides interactive tools, educational content, and research reports to assist advisors thinking about establishing and managing their own independent practices.

We also offer an array of services to help advisors establish their own independent practices through the Business Start-up Solutions package. These services include access to dedicated service teams and outsourcing of back-office operations, as well as third-party firms who provide assistance with real estate, errors and omissions insurance, and company benefits.

We provide a variety of educational materials, programs, and events to RIAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. We update and share market research on an ongoing basis, and hold a series of events and conferences every year to discuss topics of interest to RIAs, including business strategies and best practices. Schwab sponsors the annual IMPACT® conference, which provides a national forum for the Company, RIAs, and other industry participants to gather and share information and insights, as well as a multitude of smaller events across the country each year.

RIAs and their clients have access to a broad range of our products and services, including individual securities, mutual funds, ETFs, managed accounts, cash products, and bank lending. By functioning as the custodian, Schwab earns revenue associated with the underlying client assets invested in our products and utilization of the services we provide. In this capacity, we do not charge an explicit custodial fee.

The Advisor Services segment also includes the Retirement Business Services and Corporate Brokerage Retirement Services business units. Retirement Business Services provides trust, custody, and retirement business services to independent retirement plan advisors and independent recordkeepers. Retirement plan assets are held at the Business Trust division of Schwab Bank. The Company and independent retirement plan providers work together to serve plan sponsors; combining the consulting and administrative expertise of the administrator with our investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans.

Corporate Brokerage Retirement Services serves plan sponsors, advisors, and independent recordkeepers seeking a brokerage-based account to hold retirement plan assets. Retirement plans held at Schwab are either self-trusteed or trusteed by a separate, independent trustee. Corporate Brokerage Retirement Services also offers the Schwab Personal Choice Retirement Account®, and the Company Retirement Account, both of which are self-directed brokerage-based solutions designed to hold the assets of company-sponsored retirement plans.

Regulation

As a participant in the securities, banking and financial services industries, Schwab is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and self-regulatory organizations (SROs). We are also subject to oversight by regulatory bodies in other countries in which we operate. These regulations affect our business operations and impose capital, client protection, and market conduct requirements.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (Dodd-Frank), the adoption of implementing regulations by the federal regulatory agencies, and other recent regulatory reforms, we have experienced significant changes in the laws and regulations that apply to us, how we are regulated, and regulatory expectations in the areas of compliance, risk management, corporate governance, operations, capital, and liquidity.

THE CHARLES SCHWAB CORPORATION

Holding Company and Bank Regulation

CSC is a savings and loan holding company and is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (Federal Reserve). CSC’s principal depository institution subsidiary, Schwab Bank, is a federal savings bank and is regulated, supervised, and examined by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), and the FDIC. CSC and Schwab Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

This regulatory framework is designed to protect depositors and consumers, the safety and soundness of depository institutions and their holding companies, and the stability of the banking system as a whole. This framework affects the activities and investments of CSC and its subsidiaries and gives the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies.

Financial Regulatory Reform

Following the enactment of Dodd-Frank, the federal banking agencies have adopted a number of implementing regulations and other regulatory reforms that are significant for CSC and its banking subsidiaries. These regulations are highlighted below.

Basel III Capital and Liquidity Framework

Banking organizations are subject to the regulatory capital rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and the FDIC. In addition to minimum risk-based capital requirements, banking organizations must hold additional capital, referred to as a capital conservation buffer, to avoid being subject to limits on capital distributions and discretionary bonus payments to executive officers.

The regulatory capital rules provide for a “standardized approach” framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. Depository institutions and their holding companies with consolidated total assets of $250 billion or more, or total on-balance-sheet foreign exposure of $10 billion or more, are also required to calculate their regulatory capital and risk-weighted assets using an “advanced approaches” framework and must satisfy the minimum capital requirements under both approaches. Such companies must also maintain a minimum supplementary leverage ratio of at least 3.0%, must include accumulated other comprehensive income (AOCI) in their calculation of their capital ratios, and are subject to certain other enhanced provisions, including additional reporting requirements. CSC and its banking subsidiaries are currently only subject to the “standardized approach” framework but will become subject to the “advanced approaches” framework upon exceeding either of the thresholds.

The liquidity coverage ratio (LCR) rule requires banking organizations with consolidated total assets of $250 billion or more, or total on-balance-sheet foreign exposure of $10 billion or more and their depository institution subsidiaries with $10 billion or more in total consolidated assets to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of their projected net cash outflows over the 30-day period, calculated on each business day. Other bank and savings and loan holding companies with total consolidated assets of $50 billion or more are subject to a modified LCR rule requiring them to hold HQLA in an amount equal to at least 70% of their projected net cash outflows over the 30-day period, calculated as of the last business day of the month.

Capital Stress Testing

Savings and loan holding companies and federal savings bank with total consolidated assets of more than $10 billion are required to conduct annual company-run stress tests. Under the Dodd-Frank Act Stress Test (DFAST) rules, CSC (for the first time in 2017) and Schwab Bank must conduct annual stress tests using certain scenarios and prescribed stress-testing methodologies, report the results to the Federal Reserve and, for Schwab Bank, the OCC, and publish summaries of the results of their stress tests.

As a savings and loan holding company, CSC is not subject to the annual Comprehensive Capital Analysis and Review (CCAR) process, which requires certain financial institutions to submit annual capital plans to the Federal Reserve. CSC continues to enhance its stress testing policies, procedures, systems, and governance structures to be consistent with regulatory expectations for a firm of its size and complexity.

THE CHARLES SCHWAB CORPORATION

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. Schwab Bank is required to file with the FDIC an annual resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors.

Consumer Financial Protection

The CFPB has broad rulemaking, supervisory and enforcement authority for a wide range of federal consumer protection laws relating to financial products. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in consolidated total assets.

Deposit Insurance Assessments

The FDIC’s Deposit Insurance Fund (DIF) provides insurance coverage for certain deposits, generally up to $250,000 per depositor per account ownership type, and is funded by quarterly assessments on insured depository institutions. The FDIC uses a risk-based deposit premium assessment system that, for large insured depository institutions with at least $10 billion in total consolidated assets, uses a scorecard method based on a number of factors, including the institution’s regulatory ratings, asset quality and brokered deposits. The deposit insurance assessment base is calculated as average consolidated total assets minus average tangible equity.

The Dodd-Frank Act (i) raised the minimum reserve ratio for the DIF to 1.35% (from the former minimum of 1.15%) and (ii) required that the DIF’s reserve ratio reach 1.35% by September 30, 2020.

In July 2016, the FDIC imposed a flat-rate quarterly surcharge on insured depository institutions with total assets of $10 billion or more and certain of their bank affiliates to pay for the increase. The surcharge took effect at the same time as a scheduled reduction in the regular FDIC insurance. As a result, Schwab’s banking subsidiaries are now subject to a 3 basis point regular assessment on their respective assessment bases (down from 5 basis points) and a new 4.5 basis point surcharge on the amount of their aggregate assessment base in excess of $10 billion that will remain in effect until the earlier of the DIF reaching 1.35% or December 31, 2018. If DIF has not reached 1.35% by such date, the FDIC will impose a shortfall assessment.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) requires the primary federal bank regulatory agency for each of Schwab’s depository institution subsidiaries to assess the subsidiary’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings (“outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance”). The failure of an institution to receive at least a “satisfactory” rating could inhibit the institution or its holding company from undertaking certain activities, including acquisitions or opening branch offices.

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

THE CHARLES SCHWAB CORPORATION

Broker-Dealer and Investment Advisor Regulation

Schwab’s principal broker-dealer is CS&Co. CS&Co is registered as a broker-dealer with the United States Securities and Exchange Commission (SEC), the fifty states, the District of Columbia and Puerto Rico. CS&Co and CSIM are registered as investment advisors with the SEC. Additionally, CS&Co is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the commodity futures and trading activities it conducts as an introducing broker.

Much of the regulation of broker-dealers has been delegated to SROs. CS&Co is a member of the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rulemaking Board (MSRB), NYSE Arca, and the Chicago Board Options Exchange (CBOE). In addition to the SEC, the primary regulators of CS&Co are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is CS&Co’s primary regulator for futures and commodities trading activities.

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

CS&Co is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. CSC itself is not a registered broker-dealer and it is not subject to the Uniform Net Capital Rule. If CS&Co fails to maintain specified levels of net capital, such failure could constitute a default by CSC of certain debt covenants under its credit agreement.

The Uniform Net Capital Rule prohibits CS&Co from paying cash dividends, making unsecured advances or loans or repaying subordinated loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000.

In addition to net capital requirements, as a self-clearing broker-dealer, CS&Co is subject to cash deposit and collateral requirements with clearing houses, such as the Depository Trust & Clearing Corporation and Options Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.

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

Available Information

Schwab files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC filings are available to the public over the Internet on the SEC’s website at https://www.sec.gov. You may read and copy any document that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

On Schwab’s website, https://www.aboutschwab.com, the following filings are posted after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

THE CHARLES SCHWAB CORPORATION

In addition, the website also includes the Dodd-Frank stress test results and our regulatory capital disclosures based on Basel III.

All such filings are available free of charge either on our website or by request via email (investor.relations@schwab.com), telephone (415-667-7000), or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

Item 1A.	Risk Factors

We face a variety of risks that may affect our operations, financial results, or stock price and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect our operations or financial results.

For a discussion of our risk management, including operational risk, compliance risk, credit risk, market risk, and liquidity risk, see Risk Management and Capital Management in Part II, Item 7.

Developments in the business, economic, and geopolitical environment could negatively impact our business.

Our business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates, and overall investor engagement, and are outside of our control. Deterioration in the housing and credit markets, reduction in short-term interest rates, and decreases in securities valuations negatively impact our results of operations and capital resources.

Extensive regulation of our businesses may subject us to significant penalties or limitations on business activities.

As a participant in the securities, banking, and financial services industries, we are subject to extensive regulation under federal, state, and foreign laws by governmental agencies, supervisory authorities and SROs. The costs and uncertainty related to complying with such regulations continue to increase. These regulations affect our business operations and impose capital, client protection, and market conduct requirements on us.

In addition to specific banking laws and regulations, our banking regulators have broad discretion in connection with their supervisory and enforcement activities and examination policies and could require CSC and/or our banking subsidiaries to hold more capital, increase liquidity, or limit their ability to pay dividends or CSC’s ability to repurchase or redeem shares. The banking regulators could also limit our ability to grow, including adding assets, launching new products, making acquisitions, and undertaking strategic investments, could limit our banking subsidiaries’ ability to accept deposits swept from client brokerage accounts and brokered deposits and could prevent us from pursuing our business strategy.

Despite our efforts to comply with applicable legal requirements, there are a number of risks, particularly in areas where applicable laws or regulations may be unclear or where regulators could revise their previous guidance. Any enforcement actions or other proceedings brought by our regulators against us or our affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension, disqualification or expulsion, or other disciplinary sanctions, including limitations on our business activities, any of which could harm our reputation and adversely affect our results of operations and financial condition.

While we maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, violations could occur. In addition, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though systems and procedures reasonably designed to prevent violations were in place at the time. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation and our relationships with our regulators and could restrict the ability of institutional investment managers to invest in our securities.

THE CHARLES SCHWAB CORPORATION

Legislation or changes in rules and regulations could negatively affect our business and financial results.

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, broker-dealer fiduciary duties and regulatory treatment of deposit accounts, may directly affect the operation and profitability of Schwab or its specific business lines. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

Failure to meet capital adequacy and liquidity guidelines could affect our financial condition.

CSC, together with its banking and broker-dealer subsidiaries, must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of Schwab’s capital and Schwab’s internal assessment of its capital needs. The Uniform Net Capital Rule limits CS&Co’s ability to transfer capital to CSC and other affiliates. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how we utilize our capital, including paying dividends, stock repurchases, and redemptions, and may require us to increase our capital and/or liquidity or to limit our growth. Failure by either CSC or its banking subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on us. In addition, failure by CSC or our banking subsidiaries to maintain a sufficient amount of capital to satisfy their capital conservation buffer requirements (as phased in) would result in restrictions on our ability to make capital distributions and discretionary cash bonus payments to executive officers. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets, deleverage or otherwise change our business and/or investment plans, which may adversely affect our financial results. Issuing additional common stock would dilute the ownership of existing stockholders.

With $243.3 billion in consolidated total assets at December 31, 2017, we are currently only subject to the “standardized approach” capital framework of Basel III and modified liquidity requirements. When our consolidated total assets equal or exceed $250 billion, we will become subject to the “advanced approaches” framework, including being subject to a supplementary leverage ratio, the inclusion of AOCI in regulatory capital, the unmodified LCR, enhanced Basel III disclosures, and a more complex calculation of risk weighted assets that includes an assessment of the impact of operational risk. In addition, federal banking agencies have broad discretion and could require CSC or its banking subsidiaries to hold higher levels of capital or increase liquidity above the applicable regulatory requirements.

Significant interest rate changes could affect our profitability.

The direction and level of interest rates are important factors in our earnings. A decline in interest rates may have a negative impact on our net interest revenue. A low interest rate environment may also have a negative impact on our asset management and administration fee revenues if we have to waive a portion of our management fees for certain Schwab-sponsored money market mutual funds in order to continue providing a positive return to clients.

Overall, we are positioned to benefit from a rising interest rate environment. A rise in interest rates may cause our funding costs to increase if market conditions or the competitive environment forces us to raise our interest rates to avoid losing deposits. Higher funding costs without offsetting increases in yields on interest-earning assets can reduce our net interest revenue.

The manner in which interest rates are calculated could also impact our net interest revenue. For example, certain securities in Schwab’s investment portfolios have floating interest rates based on benchmarks like the one-month LIBOR, which has been the subject of recent regulatory guidance and proposals for reform. These reforms may cause LIBOR to perform differently than in the past, or be replaced as a benchmark, and could result in lower interest payments and a reduction in the value of the securities.

THE CHARLES SCHWAB CORPORATION

A significant change in client cash allocations could negatively impact our net interest revenue.
We rely heavily on bank deposits as a low cost source of funding to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our bank sweep feature: uninvested cash balances in our client brokerage accounts are swept to our banking subsidiaries. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, could reduce net interest revenue.
Security breaches of our systems, or those of our clients or third parties, may subject us to significant liability and damage Schwab’s reputation.

Our business involves the secure processing, storage, and transmission of confidential information about our clients and us. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers and other external parties, including foreign state actors. Our systems and those of other financial institutions have been and are likely to continue to be the target of cyber attacks, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential client information), account takeovers, unavailability of service or other events. Despite our efforts to ensure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means, for example, employee misconduct.

Given the high volume of transactions that we process, the large number of clients, counterparties and third-party service providers with which we do business and the increasing sophistication of cyber attacks, a cyber attack could occur and persist for an extended period of time before being detected. The extent of a particular cyber attack and the steps we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before an investigation is completed and full and reliable information about the attack is known. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack.

Security breaches, including breaches of our security measures or those of our third-party service providers or clients, could result in a violation of applicable privacy and other laws and could subject us to significant liability or loss that may not be covered by insurance, actions by our regulators, damage to Schwab’s reputation, or a loss of confidence in our security measures which could harm our business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures.

We also face risk related to external fraud involving the misappropriation and use of clients’ user names, passwords or other personal information to gain access to clients’ financial accounts at Schwab. This could occur from the compromise of clients’ personal electronic devices or as a result of a data security breach at an unrelated company where clients’ personal information is taken and then made available to fraudsters. Such risk has grown in recent years due to the increased sophistication and activities of organized crime and other external parties, including foreign state-sponsored parties. Losses reimbursed to clients under our guarantee against unauthorized account activity could have a negative impact on our business, financial condition and results of operations.

Technology and operational failures or errors could subject us to losses, litigation, regulatory actions, and reputational damage.

We must process, record and monitor a large number of transactions and our operations are highly dependent on the integrity of our technology systems and our ability to make timely enhancements and additions to our systems. System interruptions, errors or downtime can result from a variety of causes, including changes in client use patterns, technological failure, changes to our systems, linkages with third-party systems and power failures and can have a significant impact on our business and operations. Our systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for asset management, capital planning and management, risk management, stress testing and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, cyber attacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events. For example, Schwab and other financial institutions have been the

THE CHARLES SCHWAB CORPORATION

target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to process and settle client transactions. Moreover, instances of fraud or other misconduct might also negatively impact Schwab’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite our efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of our vendors or other third parties.

While we devote substantial attention and resources to the reliability, capacity and scalability of our systems, extraordinary trading volumes could cause our computer systems to operate at unacceptably slow speeds or even fail, affecting our ability to process client transactions and potentially resulting in some clients’ orders being executed at prices they did not anticipate. Disruptions in service and slower system response times could result in substantial losses and decreased client satisfaction. We are also dependent on the integrity and performance of securities exchanges, clearing houses and other intermediaries to which client orders are routed for execution and settlement. System failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices, cause substantial losses for us and for our clients, and subject us to claims from our clients for damages.

A significant decrease in our liquidity could negatively affect our business and financial management as well as reduce client confidence in Schwab.

Maintaining adequate liquidity is crucial to our business operations, including margin lending, mortgage lending, and transaction settlement, among other liquidity needs. We meet our liquidity needs primarily through cash generated by client activity and operating earnings, as well as cash provided by external financing. Fluctuations in client cash or deposit balances, as well as changes in regulatory treatment of client deposits or market conditions, may affect our ability to meet our liquidity needs. A reduction in our liquidity position could reduce client confidence in Schwab, which could result in the loss of client accounts, or could cause us to fail to satisfy our liquidity requirements, including the modified LCR. In addition, if our broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the subsidiaries’ operations or their ability to upstream funds to CSC, which could reduce CSC’s liquidity and adversely affect its ability to repay debt and pay cash dividends. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect our liquidity position include CS&Co having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, unanticipated outflows of company cash, fluctuations in cash held in banking or brokerage client accounts, a dramatic increase in our client lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in Schwab.

When cash generated by client activity and operating earnings is not sufficient for our liquidity needs, we may seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC and CS&Co maintain committed and uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

We may suffer significant losses from our credit exposures.

Our businesses are subject to the risk that a client, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. While we have policies and procedures designed to manage this risk, the policies and procedures may not be fully effective. Our exposure mainly results from margin lending, clients’ options trading, futures activities, securities lending, mortgage lending, pledged asset lending, our role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds we sponsor.

When clients purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, we are subject to the risk that clients may default on their obligations when the value of the securities and cash in their

THE CHARLES SCHWAB CORPORATION

accounts falls below the amount of clients’ indebtedness. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses.

We have exposure to credit risk associated with our investments. Those investments are subject to price fluctuations as a result of changes in the financial market’s assessment of credit quality. Loss of value of securities can negatively affect earnings if management determines that such securities are other than temporarily impaired. The evaluation of whether other-than-temporary impairment (OTTI) exists is a matter of judgment, which includes the assessment of several factors. If management determines that a security is OTTI, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Deterioration in the performance of available for sale (AFS) and held to maturity (HTM) securities could result in the recognition of future impairment charges. Even if a security is not considered OTTI, if we were ever forced to sell the security sooner than intended prior to maturity due to liquidity needs, we would have to recognize any unrealized losses at that time.

Our bank loans primarily consist of First Mortgages, HELOCs, and PALs. Increases in delinquency and default rates, housing and stock price declines, increases in the unemployment rate, and other economic factors can result in charges for loan loss reserves and write downs on such loans.

Heightened credit exposures to specific counterparties or instruments can increase our risk of loss. Examples include:

•	Large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry;

•	Mortgage loans and HELOCs to banking clients which are secured by properties in the same geographic region; and

•	Client margins, options or futures, pledged assets, and securities lending activities collateralized by or linked to securities of a single issuer, index, or industry.

We sponsor a number of proprietary money market mutual funds and other proprietary funds. Although we have no obligation to do so, we may decide for competitive or other reasons to provide credit, liquidity or other support to our funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause us to take significant charges, could reduce our liquidity and, in certain situations, could, with respect to proprietary funds other than money market mutual funds, result in us having to consolidate a supported fund in our financial statements. If we chose not to provide credit, liquidity or other support in such a situation, Schwab could suffer reputational damage and its business could be adversely affected.

We are subject to litigation and regulatory investigations and proceedings and may not be successful in defending against claims or proceedings.

The financial services industry faces significant litigation and regulatory risks. We are subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions and other litigation, some of which include claims for substantial or unspecified damages. We are also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

Litigation and arbitration claims include those brought by our clients and the clients of third party advisors whose assets are custodied at Schwab. Claims from clients of third party advisors may allege losses due to investment decisions made by the third party advisors or the advisors’ misconduct. Litigation claims also include claims from third parties alleging infringement of their intellectual property rights (e.g., patents). Such litigation can require the expenditure of significant company resources. If we were found to have infringed on a third-party patent, or other intellectual property rights, we could incur substantial damages, and in some circumstances could be enjoined from using certain technology, or providing certain products or services.

Actions brought against us may result in settlements, awards, injunctions, fines, penalties or other results adverse to us, including reputational harm. Even if we are successful in defending against these actions, the defense of such matters may result in us incurring significant expenses. A substantial judgment, settlement, fine, or penalty could be material to our operating results or cash flows for a particular future period, depending on our results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

THE CHARLES SCHWAB CORPORATION

We rely on outsourced service providers to perform key functions.

We rely on external service providers to perform certain key technology, processing, servicing, and support functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm Schwab’s reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason, and our inability to make alternative arrangements in a timely manner could disrupt our operations, impact our ability to offer certain products and services, and result in financial losses to us. Switching to an alternative service provider may require a transition period and result in less efficient operations.

Potential strategic transactions could have a negative impact on our financial position.

We evaluate potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on our financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. In addition, an acquisition may cause us to assume liabilities or become subject to litigation or regulatory proceedings. Further, we may not realize the anticipated benefits from an acquisition, and any future acquisition could be dilutive to our current stockholders’ percentage ownership or to earnings per common share (EPS).

Our acquisitions and dispositions are typically subject to closing conditions, including regulatory approvals and the absence of material adverse changes in the business, operations or financial condition of the entity being acquired or sold. To the extent we enter into an agreement to buy or sell an entity, there can be no guarantee that the transaction will close when expected, or at all. If a material transaction does not close, our stock price could decline.

Our industry is characterized by aggressive price competition.

We continually monitor our pricing in relation to competitors and periodically adjust trade commission rates, interest rates on deposits and loans, fees for advisory services, expense ratios on mutual funds and ETFs, and other pricing to enhance our competitive position. Increased price competition from other financial services firms, such as reduced commissions to attract trading volume, higher deposit rates to attract client cash balances or reduced expense ratios to attract mutual fund or ETF investments, could impact our results of operations and financial condition.

We face competition in hiring and retaining qualified employees.

The market for qualified personnel in our business is highly competitive. At various times, different functions and roles are in especially high demand in the market, compelling us to pay more to attract talent. Our ability to continue to compete effectively will depend upon our ability to attract new employees and retain existing employees while managing compensation costs.

Our stock price has fluctuated historically, and may continue to fluctuate.

Our stock price can be volatile. Among the factors that may affect the volatility of our stock price are the following:

•	Our exposure to changes in interest rates;

•
Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, expense discipline, or strategic transactions;

•	The announcement of new products, services, acquisitions, or dispositions by us or our competitors; and

•	Increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results.

THE CHARLES SCHWAB CORPORATION

Changes in the stock market generally, or as it concerns our industry, as well as geopolitical, corporate, regulatory, business, and economic factors may also affect our stock price.

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

Item 1B.     Unresolved Securities and Exchange Commission Staff Comments

None.

Item 2.     Properties

A summary of Schwab’s significant locations is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

December 31, 2017	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
San Francisco, CA	569	—
Service and other office space:
Phoenix, AZ	28	720
Denver, CO	—	731
Austin, TX	219	191
Dallas, TX	188	—
Indianapolis, IN	—	161
Orlando, FL	148	—
Richfield, OH	—	117
El Paso, TX	—	105
Chicago, IL	104	—
Substantially all of our branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers support both of our segments.
໿

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see Item 8 – Note 13.

Item 4.	Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2018, was 6,055. The closing market price per share on that date was $53.34.

The quarterly high and low sales prices for CSC’s common stock and the other information required to be furnished pursuant to this item are included in Item 8 – Note 18 and Note 24.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2012	2013	2014	2015	2016	2017
The Charles Schwab Corporation	$100	$183	$215	$236	$286	$375
Standard & Poor’s 500 Index	$100	$132	$151	$153	$171	$208
Dow Jones U.S. Investment Services Index	$100	$162	$185	$184	$233	$290

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

At December 31, 2017, approximately $596 million of future share repurchases are authorized under the Share Repurchase Program. There were no share repurchases during the fourth quarter. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by CSC on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2017:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share
October:
Employee transactions (1)	4	$44.12
November:
Employee transactions (1)	779	$44.70
December:
Employee transactions (1)	2	$48.97
Total:
Employee transactions (1)	785	$44.71
໿
(1) Includes restricted shares withheld (under the terms of grants under employee stock incentive plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. CSC may receive shares delivered or attested to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options granted under employee stock incentive plans, which are commonly referred to as stock swap exercises.

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, or as Noted)
	Growth Rates
	Compounded 4-Year (1) 2013-2017	Annual 1-Year 2016-2017	2017	2016	2015	2014	2013
Results of Operations
Net revenues	12%	15%	$8,618	$7,478	$6,380	$6,058	$5,435
Expenses excluding interest	7%	11%	$4,968	$4,485	$4,101	$3,943	$3,730
Net income	22%	25%	$2,354	$1,889	$1,447	$1,321	$1,071
Net income available to common stockholders	21%	25%	$2,180	$1,746	$1,364	$1,261	$1,010
Earnings per common share:
Basic	20%	23%	$1.63	$1.32	$1.04	$.96	$.78
Diluted	20%	23%	$1.61	$1.31	$1.03	$.95	$.78
Dividends declared per common share			$.32	$.27	$.24	$.24	$.24
Weighted average common shares outstanding:
Basic	1%	1%	1,339	1,324	1,315	1,303	1,285
Diluted	1%	1%	1,353	1,334	1,327	1,315	1,293
Net interest revenue as a percentage of net revenues			50%	44%	40%	38%	36%
Asset management and administration fees as a percentage of net revenues			39%	41%	41%	42%	43%
Trading revenue as a percentage of net revenues			8%	11%	14%	15%	17%
Effective income tax rate			35.5%	36.9%	36.5%	37.5%	37.2%
Performance Measures
Net revenue growth			15%	17%	5%	11%	11%
Pre-tax profit margin			42.4%	40.0%	35.7%	34.9%	31.4%
Return on average common stockholders’ equity			15%	14%	12%	12%	11%
Financial Condition (at year end)
Total assets	14%	9%	$243,274	$223,383	$183,705	$154,635	$143,633
Short-term borrowings	N/M	N/M	$15,000	—	—	—	—
Long-term debt	26%	65%	$4,753	$2,876	$2,877	$1,892	$1,894
Preferred stock	34%	—	$2,793	$2,783	$1,459	$872	$869
Total stockholders’ equity	16%	13%	$18,525	$16,421	$13,402	$11,803	$10,381
Assets to stockholders’ equity ratio			13	14	14	13	14
Debt to total capital ratio (2)			52%	15%	18%	14%	15%
Employee Information
Full-time equivalent employees (in thousands, at year end)	6%	9%	17.6	16.2	15.3	14.6	13.8
(1) The Compounded 4-year growth rate is computed using the formula: Compound annual growth rate = (Ending Value / Beginning Value) .25 – 1.
(2) The Debt to total capital ratio is computed using the formula: Total Debt (short and long-term) / (Total Debt + Stockholders’ Equity).
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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•
Schwab seeking to maximize its market valuation and stockholder returns over time; the belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline, generates earnings growth and builds stockholder value; and Schwab’s ability to pursue its business strategy and maintain its market leadership position; (see Business Strategy and Competitive Environment in Part I, Item 1);

•	The impact of legal proceedings and regulatory matters (see Legal Proceedings in Part I, Item 3 and Item 8 – Note 13);

•
The adjustment of rates paid on client-related liabilities; the stability, rate sensitivity, and duration of client-related liabilities; the opportunity to migrate non-rate sensitive cash in sweep money market funds to banking subsidiaries; increasing the duration of interest-earning assets; and Schwab’s positioning to benefit from an increase in interest rates and limit its exposure to falling rates; (see Net Interest Revenue in Part II, Item 7);

•	The estimated net reduction in Schwab’s effective income tax rate for 2018; (see Taxes on Income in Part II, Item 7);

•	Sources of liquidity, capital, and level of dividends (see Liquidity Risk in Part II, Item 7);

•	Capital ratios (see Regulatory Capital Requirements in Part II, Item 7);

•	The impact of changes in management’s estimates on Schwab’s results of operations (see Critical Accounting Estimates in Part II, Item 7);

•	The expected impact of new accounting standards not yet adopted (see Item 8 – Note 2); and

•	The impact of changes in the likelihood of indemnification and guarantee payment obligations on Schwab’s results of operations (see Item 8 – Note 13).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our investment advisory services and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Timing, amount, and impact of the migration of certain balances from sweep money market funds into Schwab Bank;

•	Changes to tax deductions;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	The effect of adverse developments in litigation or regulatory matters and the extent of any related charges;

•	The availability and terms of external financing;

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations; and

•	Our ability to develop and launch new products, services and capabilities in a timely and successful manner.

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

Accumulated other comprehensive income (AOCI): A component of stockholders’ equity which includes unrealized gains and losses on AFS securities and net gains or losses associated with pension obligations.

Asset-backed securities: Debt securities backed by financial assets such as loans or receivables.

Assets receiving ongoing advisory services: Client relationships under the guidance of independent advisors and assets enrolled in one of Schwab’s retail or other advisory solutions.

Basel III: Global regulatory standards on bank capital adequacy and liquidity issued by the Basel Committee on Banking Supervision.

Basis point: One basis point equals 1/100th of 1%, or 0.01%.

Client assets: The market value of all client assets in our custody and proprietary products, which includes both cash and securities. Average client assets are the daily average client asset balance for the period.

Client cash as a percentage of client assets: Calculated as money market fund balances, bank deposits, Schwab One® balances, and certain cash equivalents as a percentage of client assets.

Clients’ daily average trades: Includes daily average revenue trades by clients, trades by clients in asset-based pricing relationships, and all commission-free trades.

Common Equity Tier 1 Capital (CET1): The sum of common stock and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interests, less applicable regulatory adjustments and deductions. Schwab made a one-time election to opt-out of the requirement to include most components of AOCI in CET1 Capital under the “standardized approach” framework.

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

Customer Protection Rule: Refers to Rule 15c3-3 of the Securities Exchange Act of 1934.

Daily average revenue trades (DARTs): Total revenue trades during a certain period, divided by the number of trading days in that period. Revenue trades include all client trades that generate trading revenue (i.e., commission revenue or principal transaction revenue).

Debt to total capital ratio: Calculated as total debt divided by stockholders’ equity and total debt.

Delinquency roll rates: The rates at which loans transition through delinquency stages, ultimately resulting in a loss. Schwab considers a loan to be delinquent if it is 30 days or more past due.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank): Regulatory reform legislation containing numerous provisions which expanded prudential regulation of large financial services companies.

Duration: The expected change in value of a financial instrument for a 1% change in interest rates, expressed in years.

Final Regulatory Capital Rules: Refers to the regulatory capital rules issued by U.S. banking agencies which implemented Basel III and relevant provisions of Dodd-Frank, which apply to savings and loan holding companies, as well as federal savings banks.

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

Interest-bearing liabilities: Includes bank deposits, payables to brokerage clients, short-term borrowings, and long-term debt on which Schwab pays interest.

Interest-earning assets: Includes cash and cash equivalents, cash and investments segregated, broker-related receivables, receivables from brokerage clients, investment securities, and bank loans on which Schwab earns interest.

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

Margin loans: Advances made to brokerage clients on a secured basis to purchase securities reflected in receivables from brokerage clients on the consolidated balance sheets.

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

Net new client assets: Total inflows of client cash and securities to Schwab less client outflows. Inflows include dividends and interest; outflows include commissions and fees. Capital gains distributions are excluded.

Net Stable Funding Ratio (NSFR): Measures an organization’s “available” amount of stable funding relative to its “required” amount of stable funding over a one-year time horizon.

New brokerage accounts: All brokerage accounts opened during the period, as well as any accounts added via acquisition.

Nonperforming assets: The total of nonaccrual loans and other real estate owned.

Order flow revenue: Net compensation received from markets and firms to which the broker-dealer subsidiaries send equity and options orders. Reflects rebates received for certain types of orders, minus fees paid for types of orders for which exchange fees or other charges apply.

Pledged Asset Line® (PAL): A non-purpose revolving line of credit from Schwab Bank secured by eligible assets held in a separate pledged brokerage account maintained at the broker-dealer subsidiaries.

Return on average common stockholders’ equity: Calculated as net income available to common stockholders annualized divided by average common stockholders’ equity.

Risk-weighted assets: Computed by assigning specific risk-weightings to assets and off-balance sheet instruments for capital adequacy calculations.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Tier 1 Capital: The sum of CET1 Capital and additional Tier 1 Capital instruments and related surplus, less applicable adjustments and deductions.

Tier 1 Leverage Ratio: Tier 1 end of period capital divided by adjusted average total consolidated assets for the quarter.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. We believe that metrics relating to net new and total client assets, as well as client cash levels and utilization of advisory services, offer perspective on our business momentum and client engagement. Data on new and total client brokerage accounts provides additional perspective on our ability to attract and retain new business. Total net revenue growth, pre-tax profit margin, EPS, and return on average common stockholders’ equity provide broad indicators of Schwab’s overall financial health, operating efficiency, and ability to generate acceptable returns. Total expenses, excluding interest, as a percentage of average client assets, is a measure of operating efficiency. Finally, management believes the Consolidated Tier 1 Leverage Ratio is the most restrictive capital constraint currently imposed by regulators. Results for the years ended December 31, 2017, 2016, and 2015 are:

	Growth Rate 1-Year 2016-2017	2017	2016	2015
Client Metrics:
Net new client assets (in billions)	86%	$233.1	$125.5	$139.4
Core net new client assets (in billions) (1)	58%	$198.6	$125.5	$134.7
Client assets (in billions, at year end)	21%	$3,361.8	$2,779.5	$2,513.8
Average client assets (in billions)	17%	$3,060.2	$2,614.7	$2,531.8
New brokerage accounts (in thousands)	32%	1,441	1,093	1,070
Active brokerage accounts (in thousands, at year end)	6%	10,755	10,155	9,769
Assets receiving ongoing advisory services (in billions, at year end)	21%	$1,699.8	$1,401.4	$1,253.7
Client cash as a percentage of client assets (at year end)		10.8%	13.0%	13.0%
Company Financial Metrics:
Total net revenues	15%	$8,618	$7,478	$6,380
Total expenses excluding interest	11%	4,968	4,485	4,101
Income before taxes on income	22%	3,650	2,993	2,279
Taxes on income	17%	1,296	1,104	832
Net income	25%	$2,354	$1,889	$1,447
Preferred stock dividends and other	22%	174	143	83
Net income available to common stockholders	25%	$2,180	$1,746	$1,364
Earnings per common share — diluted	23%	$1.61	$1.31	$1.03
Net revenue growth from prior year		15%	17%	5%
Pre-tax profit margin		42.4%	40.0%	35.7%
Return on average common stockholders’ equity		15%	14%	12%
Expenses excluding interest as a percentage of average client assets		0.16%	0.17%	0.16%
Consolidated Tier 1 Leverage Ratio (at year end)		7.6%	7.2%	7.1%
(1) 2017 excludes an inflow of $34.5 billion relating to mutual fund clearing services clients. 2015 excludes an inflow of $6.1 billion to reflect the final impact of the consolidation of its retirement plan recordkeeping platforms, an inflow of $10.2 billion relating to a mutual fund clearing services client, and an outflow of $11.6 billion relating to the Company’s planned resignation from an Advisor Services cash management relationship netting to an adjustment of ($4.7) billion.

2017 Compared to 2016

Net income available to common stockholders rose in 2017 by $434 million, or 25%, from the prior year, resulting in diluted EPS of $1.61 in 2017 – an increase of 23% compared to $1.31 in 2016. Net revenues improved by $1.1 billion, or 15%, while expenses excluding interest increased $483 million, or 11%, compared to 2016.

Our steady focus on operating ‘through clients’ eyes’ and our goal to continually challenge the status quo helped Schwab achieve another strong growth year in 2017. Clients opened 1.4 million new brokerage accounts in 2017 and trusted Schwab with $198.6 billion of core net new assets in 2017, up 58% from 2016. Total assets receiving ongoing advisory services grew 21% in 2017 to $1.70 trillion. Our success with clients was bolstered by strength in the equity markets – the Standard & Poor’s 500® Index (S&P 500) finished 2017 up 19% from the prior year end. Also in 2017, the Federal Reserve increased

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

the overnight federal funds target interest rate three times for a total of 75 basis points. Strong client activity and the positive economic environment resulted in total client assets rising to $3.36 trillion as of December 31, 2017 – a 21% increase since the end of 2016.

Schwab’s 2017 financial results demonstrate the power of our financial formula working as designed: our robust business growth supported strong revenue growth through multiple sources in 2017, which we combined with continued expense discipline to drive significantly improved profitability.

Net revenues grew by 15% in 2017 compared to 2016 through contributions from our two largest revenue sources. Net interest revenue rose 29% while asset management and administration fees grew 11% in 2017 when compared to the prior year. Trading revenue declined in 2017 by 21% due to price reductions announced early in 2017.

Consistent with our expectations, expenses grew 11% in 2017 compared to the prior year. This increase was primarily due to higher incentive compensation and higher staffing related to our strong asset gathering, as well as expenses related to project spending and third-party fees tied to higher balances in our asset management business.

This combination of revenue growth and expense discipline drove the pre-tax profit margin to 42.4% – an increase of 240 basis points over the prior year. Earnings before income taxes rose 22% to $3.7 billion in 2017 compared to $3.0 billion in the prior year.

The effective tax rate in 2017 was 35.5% compared to 36.9% in 2016 reflecting the benefit from the adoption of new accounting standards requiring the recognition of a portion of tax deductions related to equity compensation partially offset by the remeasurement of deferred tax assets and other tax adjustments associated with the enactment in 2017 of a new tax act (see Current Regulatory Environment and Other Developments for more information).

2016 Compared to 2015

In 2016, net income available to common stockholders increased $382 million, or 28%, from the prior year, resulting in diluted EPS of $1.31 in 2016 compared to $1.03 in 2015. Net revenues improved by $1.1 billion, or 17%, while expenses excluding interest increased $384 million, or 9%, compared to 2015.

Strong client momentum continued as our innovative, full-service model resonated with clients and drove growth during the year. We added 1.1 million new brokerage accounts to our client base during 2016, which contributed to bringing the total active brokerage accounts to 10.2 million by year-end. Core net new assets from new and existing clients totaled $125.5 billion in 2016, which helped grow total client assets to $2.78 trillion as of December 31, 2016. Also during 2016, investors increasingly turned to Schwab’s advice offerings resulting in a 12% increase in client assets enrolled in one of our retail advisory solutions and those guided by independent advisors, to $1.40 trillion at the end of the year.

Client assets grew by 11% during an environment that had periods of marked volatility, but ultimately included improving economic conditions. The S&P 500 ended 2016 10% higher than the prior year end. After years of ultra-low interest rates, the Federal Reserve’s move to increase the overnight federal funds target rate by 25 basis points in December 2015 helped throughout 2016; the Federal Reserve’s subsequent additional 25 basis point increase in December 2016 had little time to impact 2016 results. Other short-term rates also rose in 2016. The one-month London Interbank Offered Rate (LIBOR) improved 34 basis points to .77% at December 31, 2016 compared to December 31, 2015.

These external drivers and the solid client growth helped produce strong net revenue growth. Schwab’s 17% net revenue growth was led by increased net interest revenue and asset management and administration fees, which more than offset lower revenue from trading and other revenue. Net interest revenue improved $797 million, or 32%, in 2016 compared to 2015, and asset management and administration fees improved $405 million, or 15%.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Subsequent Event

On February 8, 2018, CSC redeemed all of its outstanding 1.500% Senior Notes due March 10, 2018. The aggregate principal amount of the notes was $625 million.

Current Regulatory Environment and Other Developments

On December 22, 2017, P.L.115-97, known as the Tax Cuts and Jobs Act (the Tax Act), was signed into law. Among other things, the Tax Act lowers the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018.

As a result of the reduction of the federal corporate income tax rate, generally accepted accounting principles in the U.S. (GAAP) require companies to remeasure their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. Schwab has recorded a one-time non-cash charge to taxes on income associated with the remeasurement of net deferred tax assets and other tax adjustments related to the tax reform legislation in the fourth quarter of 2017. Our 2018 effective income tax rate will be reduced as a result of these changes.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues of $8.6 billion and $7.5 billion for the years ended December 31, 2017 and 2016, respectively, grew 15% and 17% from the prior periods, reflecting significant improvements in both net interest revenue and asset management and administration fees.

Year Ended December 31,		2017		2016		2015
	Growth Rate 2016-2017	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	32%	$4,624	54%	$3,493	46%	$2,657	42%
Interest expense	100%	(342)	(4)%	(171)	(2)%	(132)	(2)%
Net interest revenue	29%	4,282	50%	3,322	44%	2,525	40%
Asset management and administration fees
Mutual fund and ETF service fees	10%	$2,045	24%	1,853	25%	1,479	23%
Advice solutions	14%	1,043	12%	915	12%	898	14%
Other	6%	304	3%	287	4%	273	4%
Asset management and administration fees	11%	3,392	39%	3,055	41%	2,650	41%
Trading revenue
Commissions	(23)%	600	7%	779	10%	822	13%
Principal transactions	17%	54	1%	46	1%	44	1%
Trading revenue	(21)%	654	8%	825	11%	866	14%
Other	7%	290	3%	271	4%	328	5%
Provision for loan losses	(100)%	—	—	5	—	11	—
Total net revenues	15%	$8,618	100%	$7,478	100%	$6,380	100%

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities, and changes in prepayment levels for mortgage-related securities and loans. Fees earned on securities borrowing and lending activities, which are conducted by CS&Co on assets held in client brokerage accounts, are included in other interest revenue and expense.

Schwab’s interest-bearing liabilities include bank deposits, payables to brokerage clients, short-term borrowings, and long-term debt. We establish the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Client-related liabilities have historically been very stable and are largely expected to remain so. Given the stability and low rate sensitivity of these liabilities, management believes their duration is relatively long, somewhere in excess of three and a half years.

Management believes that the extended period of extraordinarily low interest rates running from the financial crisis to the present has likely resulted in certain sweep cash balances retaining some level of latent rate sensitivity. To the extent short-term rates increase, management expects some sweep cash balances to migrate to purchased money market funds or other higher-yielding alternatives. At the same time, Schwab will retain the opportunity to migrate the remaining non-rate sensitive cash in sweep money market funds to bank sweep deposits.

We have positioned Schwab to benefit from an increase in interest rates, especially short-term interest rates, by managing the duration of interest-earning assets to be shorter than that of interest-bearing liabilities, so that asset yields will move faster than liability costs.

In order to keep interest-rate sensitivity within established limits, management monitors and responds to changes in the balance sheet. As Schwab builds its client base, we attract new client sweep cash, which, along with the bulk transfer of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

existing sweep cash balances from money market funds, is a primary driver of balance sheet growth. As the proportion of sweep cash balances to total liabilities has grown, the measured duration of liabilities has grown as well. By increasing the duration of interest-earning assets as necessary, we are positioned to continue to gain from increasing rates while limiting exposure to falling rates to an acceptable level. Approximately half of our investment securities and loans re-price or reset based on short-term interest rates such as one-month LIBOR.

Non-interest-bearing funding sources include certain cash balances, stockholders’ equity and other miscellaneous assets and liabilities.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2017			2016			2015
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$9,931	$109	1.10%	$11,143	$57	0.51%	$9,358	$24	0.26%
Cash and investments segregated	18,525	166	0.90%	20,104	93	0.46%	18,606	31	0.17%
Broker-related receivables (1)	430	3	0.70%	558	1	0.22%	274	—	0.07%
Receivables from brokerage clients	16,269	575	3.53%	15,001	497	3.31%	15,212	502	3.30%
Available for sale securities (2)	53,040	815	1.54%	72,586	883	1.22%	62,249	629	1.01%
Held to maturity securities	103,599	2,354	2.27%	57,451	1,402	2.44%	38,280	957	2.50%
Bank loans	15,919	472	2.97%	14,715	400	2.72%	13,973	369	2.64%
Total interest-earning assets	217,713	4,494	2.06%	191,558	3,333	1.74%	157,952	2,512	1.59%
Other interest revenue		130			160			145
Total interest-earning assets	$217,713	$4,624	2.12%	$191,558	$3,493	1.82%	$157,952	$2,657	1.68%
Funding sources:
Bank deposits	$163,998	$148	0.09%	$141,432	$37	0.03%	$113,464	$29	0.03%
Payables to brokerage clients	25,403	16	0.06%	26,311	3	0.01%	25,651	2	0.01%
Short-term borrowings (1)	3,503	41	1.17%	1,864	9	0.48%	21	—	0.27%
Long-term debt	3,431	119	3.47%	2,876	104	3.62%	2,717	92	3.39%
Total interest-bearing liabilities	196,335	324	0.17%	172,483	153	0.09%	141,853	123	0.09%
Non-interest-bearing funding sources	21,378			19,075			16,099
Other interest expense		18			18			9
Total funding sources	$217,713	$342	0.15%	$191,558	$171	0.09%	$157,952	$132	0.08%
Net interest revenue		$4,282	1.97%		$3,322	1.73%		$2,525	1.60%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts calculated based on amortized cost.

Net interest revenue increased $960 million or 29%, in 2017 from 2016, and $797 million, or 32%, in 2016 from 2015, primarily due to higher interest rates and growth in interest-earning assets driven by bank deposits.

Higher short-term interest rates reflecting the Federal Reserve’s December, June, and March 2017 and December 2016 interest rate hikes, coupled with growth in interest-earning assets, have resulted in a 24 basis point improvement in net interest margin to 1.97% in 2017. Net interest margin was 1.73% in 2016, representing an improvement of 13 basis points compared to 2015.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In 2017 and 2016, average interest earning assets have grown by 14% and 21%, respectively, from the prior years. This growth has been driven primarily by higher bank deposits, which increased through a combination of:

•	Gathering additional assets from new and current clients;

•	Transferring uninvested cash balances in certain client brokerage accounts to the bank sweep feature; and

•	Establishing the bank sweep feature as the default investment option for uninvested cash balances within all new Investor and Advisor Services brokerage accounts during 2016.

In 2017, clients allocated more of their cash to equity, fixed income and other investments which affected growth in bank sweep deposits.

In March 2017, $24.7 billion of debt securities were transferred from the AFS category to the HTM category. The transfer had no effect on the overall net interest margin. For additional information on the transfer, see Item 8 – Note 5.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund and ETF service fees and fees for other asset-based financial services provided to individual and institutional clients. Schwab earns mutual fund and ETF service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Asset management and administration fees are based upon the daily balances of client assets invested in these funds and do not include securities lending revenues earned by proprietary mutual funds and ETFs, as those amounts, net of program fees, are credited to the fund shareholders. The fair values of client assets included in proprietary and third-party mutual funds and ETFs are based on quoted market prices and other observable market data.

We also earn asset management fees for advice solutions, which include managed portfolios, specialized strategies, and customized investment advice. Other asset management and administration fees include various asset-based fees such as trust fees, 401(k) recordkeeping fees, mutual fund clearing fees, collective trust fund fees, and non-balance based service and transaction fees.

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. The following funds generated 53% of the asset management and administration fees earned during 2017 and 2016 and 47% during 2015:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds and ETFs			and Other NTF (1) Funds
Year Ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015
Balance at beginning of period	$163,495	$166,148	$167,909	$125,813	$102,112	$88,450	$198,924	$207,654	$234,381
Net inflows (outflows)	(486)	(2,765)	(1,947)	30,771	13,858	15,542	(27,485)	(22,469)	(23,014)
Net market gains (losses) and other (2)	641	112	186	25,024	9,843	(1,880)	53,763	13,739	(3,713)
Balance at end of period	$163,650	$163,495	$166,148	$181,608	$125,813	$102,112	$225,202	$198,924	$207,654
(1) Non-transaction fee.
(2) Includes transfers from other third-party mutual funds to Mutual Fund OneSource® in the second quarter of 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2017			2016			2015
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds
before fee waivers	$160,735	$875	0.54%	$164,120	$962	0.59%	$161,381	$947	0.59%
Fee waivers		(10)			(224)			(672)
Schwab money market funds	160,735	865	0.54%	164,120	738	0.45%	161,381	275	0.17%
Schwab equity and bond funds and ETFs	158,625	223	0.14%	115,849	217	0.19%	102,486	217	0.21%
Mutual Fund OneSource® and other
NTF funds	215,333	706	0.33%	199,389	676	0.34%	225,347	764	0.34%
Other third-party mutual funds and ETFs (1)	286,111	251	0.09%	254,584	222	0.09%	251,491	223	0.09%
Total mutual funds and ETFs (2)	$820,804	2,045	0.25%	$733,942	1,853	0.25%	$740,705	1,479	0.20%
Advice solutions (2) :
Fee-based	$203,794	1,043	0.51%	$177,409	915	0.52%	$172,302	898	0.52%
Non-fee-based	48,936	—	—	35,262	—	—	29,118	—	—
Total advice solutions	$252,730	1,043	0.41%	$212,671	915	0.43%	$201,420	898	0.45%
Other balance-based fees (3)	417,659	258	0.06%	339,071	235	0.07%	324,701	226	0.07%
Other (4)		46			52			47
Total asset management
and administration fees		$3,392			$3,055			$2,650
(1) Includes Schwab ETF OneSource™.
(2) Beginning in the fourth quarter of 2017, a change was made to add non-fee based average assets from managed portfolios. Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above. Prior periods have been adjusted to accommodate this change.
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

Asset management and administration fees increased by $337 million, or 11%, in 2017 from 2016, primarily due to higher average client assets invested in advice solutions, mutual funds, and ETFs, and lower fee waivers on money market funds. Partially offsetting these increases were lower fee rates on proprietary money funds and other indexed mutual funds and ETFs due to fee reductions implemented by Schwab in 2017.

Asset management and administration fees increased by $405 million, or 15%, in 2016 from 2015 due to higher net yields on money market fund assets as short-term interest rates rose in 2016, and growth in client assets enrolled in advisory offers, partially offset by a reduction in client assets in Mutual Fund OneSource.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from trading activity in fixed income securities with clients. To accommodate clients’ fixed income trading activity, Schwab maintains positions in fixed income securities, including U.S. state and municipal debt obligations, U.S. Government and corporate debt, and other securities. The difference between the price at which the Company buys and sells securities to and from its clients and other broker-dealers is recognized as principal transaction revenue. Principal transaction revenue also includes adjustments to the fair value of these securities positions.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents trading revenue and the related drivers:

Year Ended December 31,	Growth Rate 2016-2017	2017	2016	2015
DARTs (in thousands)	10%	321.3	291.6	292.0
Clients’ daily average trades (in thousands)	8%	608.8	561.8	536.9
Number of trading days	(1)%	250.0	251.5	251.0
Daily average revenue per revenue trade	(27)%	$8.20	$11.23	$11.83
Trading revenue	(21)%	$654	$825	$866

Trading revenue decreased by $171 million and $41 million in 2017 and 2016, respectively, when compared to the prior years primarily due to lower commissions rates on DARTs.

During the first quarter of 2017, we announced two trading price reductions which lowered standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lowered the per contract option fee from $.75 to $.65. These reductions in commission rates reflect our continuing belief that pricing should never be an obstacle for choosing Schwab and our commitment to share the benefits of scale with clients.

With these changes, trading revenue has declined from a peak of 50%-60% of total revenue in the early 1990’s to the current low of 8% in 2017, 11% in 2016 and 14% in 2015.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and nonrecurring gains.

Order flow revenue was $114 million during 2017, and $103 million for both 2016 and 2015. In 2016 and 2015, other revenue also included net litigation proceeds of $16 and $75 million, respectively, relating to our non-agency residential mortgage-backed securities portfolios.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Growth Rate 2016-2017	2017	2016	2015
Compensation and benefits
Salaries and wages	9%	$1,496	$1,368	$1,258
Incentive compensation	16%	797	689	618
Employee benefits and other	9%	444	409	365
Total compensation and benefits	11%	$2,737	$2,466	$2,241
Professional services	15%	580	506	459
Occupancy and equipment	10%	436	398	353
Advertising and market development	1%	268	265	249
Communications	(3)%	231	237	233
Depreciation and amortization	15%	269	234	224
Regulatory fees and assessments	24%	179	144	107
Other	14%	268	235	235
Total expenses excluding interest	11%	$4,968	$4,485	$4,101
Expenses as a percentage of total net revenues:
Compensation and benefits		32%	33%	35%
Advertising and market development		3%	4%	4%
Full-time equivalent employees (in thousands):
At year end	9%	17.6	16.2	15.3
Average	6%	16.9	15.9	15.1
໿

Expenses excluding interest increased in 2017 and 2016 from the prior years by 11% and 9%, respectively. The largest drivers of the increase in both years were compensation and benefits and professional services.

Salaries and wages increased in 2017 and 2016 from the prior years, primarily due to increases in employee headcount to support the growth in the business and annual salary increases.

Incentive compensation increased in 2017 and 2016 from the prior years, primarily due to increased net client asset flows and increased employee headcount.

Employee benefits and other expenses increased in 2017 and 2016 from the prior years as a result of the increases in employee headcount, salaries, wages and incentive compensation.

Professional services expense increased in 2017 and 2016 from the prior years, primarily due to higher spending on technology projects and an increase in asset management and administration related expenses resulting from growth in the Schwab Funds® and Schwab ETFs™.

Occupancy and equipment expense increased in 2017 and 2016 from the prior years, primarily due to increased software maintenance expense relating to information technology systems and increases in facility operational expenses attributable to growth in Schwab’s geographic footprint.

Depreciation and amortization expenses were higher in 2017 and 2016 from the prior years, due to higher amortization of internally developed software associated with our investment in software and technology enhancements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory fees assessments increased in 2017 and 2016 from the prior years, primarily due to an increase in FDIC insurance assessments which rose as a result of higher bank deposits and the effect of a new surcharge that commenced in the third quarter of 2016.

Other expenses have increased in 2017 from the prior year due to travel and entertainment, asset volume-related increases, and some miscellaneous items.

Capital expenditures were $412 million, $353 million, and $285 million in 2017, 2016, and 2015, respectively. The increase in capital expenditures in both 2017 and 2016 from the prior years was due to our growing geographical expansion in the U.S. and investments in technology projects. The largest component of capital expenditures was capitalized costs for developing internal-use software of $157 million, $130 million, and $107 million in 2017, 2016, and 2015, respectively.

Taxes on Income

Effective January 1, 2017, Schwab adopted Accounting Standards Update (ASU) 2016-09, which prospectively changes the accounting treatment of a portion of the tax deductions relating to equity compensation. These deductions were previously reflected directly in additional paid-in capital, a component of stockholders’ equity, and are now included in taxes on income, a component of net income. As a result of this change, our tax expense was reduced by approximately $87 million in 2017. Future effects will depend on our share price, restricted stock vesting, and the volume of equity incentive options exercised.

As previously discussed under Current Regulatory Environment and Other Developments, the Tax Act was signed into law during 2017. Among other things, the Tax Act lowers the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018.

In connection with our initial analysis of the impact of the Tax Act, Schwab recognized a $46 million one-time non-cash charge to taxes on income in the fourth quarter of 2017 associated with the remeasurement of net deferred tax assets and other tax adjustments related to the Tax Act.

Schwab’s effective income tax rate on income before taxes was 35.5% in 2017 compared to 36.9% in 2016. The decrease in rates between the two years reflects the net impact of the above two items. The effective rate in 2015 was 36.5%.

We estimate our effective income tax rate to be between 23% and 24% in 2018 as a result of the Tax Act.

Segment Information

Schwab provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services, retirement plan services, and other corporate brokerage services to individual investors. The Advisor Services segment provides custodial, trading, banking, and support services as well as retirement business services to independent RIAs, independent retirement advisors and recordkeepers. Revenues and expenses are attributed to the two segments based on which segment services the client. Management evaluates the performance of the segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. Net revenues in both segments are generated from the underlying client assets and trading activity; differences in the composition of net revenues between the segments are based on the composition of client assets, client trading frequency, and pricing unique to each. While both segments leverage the scale and efficiency of our platforms, segment expenses reflect the dynamics of serving millions of clients in Investor Services versus the thousands of RIAs on the advisor platform.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Growth Rate 2016-2017	2017	2016	2015	Growth Rate 2016-2017	2017	2016	2015	Growth Rate 2016-2017	2017	2016	2015
Year Ended December 31,
Net Revenues
Net interest revenue	25%	$3,231	$2,591	$2,133	44%	$1,051	$731	$392	29%	$4,282	$3,322	$2,525
Asset management and
administration fees	12%	2,344	2,093	1,837	9%	1,048	962	813	11%	3,392	3,055	2,650
Trading revenue	(22)%	408	524	556	(18)%	246	301	310	(21)%	654	825	866
Other	9%	217	199	234	1%	73	72	94	7%	290	271	328
Provision for loan losses	(100)%	—	4	11	(100)%	—	1	—	(100)%	—	5	11
Total net revenues	15%	6,200	5,411	4,771	17%	2,418	2,067	1,609	15%	8,618	7,478	6,380
Expenses Excluding
Interest	10%	3,725	3,380	3,090	12%	1,243	1,105	1,011	11%	4,968	4,485	4,101
Income before taxes
on income	22%	$2,475	$2,031	$1,681	22%	$1,175	$962	$598	22%	$3,650	$2,993	$2,279

Investor Services

Total net revenues increased by $789 million, or 15%, in 2017 from 2016 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher net interest margins and higher balances of interest-earning assets. Asset management and administration fees increased primarily due to higher client assets enrolled in advisory solutions and higher net fees on money market fund assets. Trading revenue decreased primarily due to lower commission rates. Expenses excluding interest increased by $345 million, or 10%, in 2017 from 2016 primarily due to higher compensation and benefits, technology project spend, asset management and administration related expenses and regulatory fee assessments.

Total net revenues increased by $640 million, or 13%, in 2016 from 2015 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher interest rates on those assets. Asset management and administration fees increased primarily due to higher net yields on money market fund assets, partially offset by a reduction in client assets in Mutual Fund OneSource®. Expenses excluding interest increased by $290 million, or 9%, in 2016 from 2015 primarily due to growth in the business resulting in increases in compensation and benefits, depreciation and amortization, and occupancy and equipment expenses.

Advisor Services

Total net revenues increased by $351 million, or 17%, in 2017 from 2016 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher net interest margins. Asset management and administration fees increased primarily due to higher fees from growth in client assets invested in ETFs and equity and bond funds, and higher net fees on money market fund assets. Trading revenue decreased primarily due to lower commission rates. Expenses excluding interest increased by $138 million, or 12%, in 2017 from 2016 primarily due to higher compensation and benefits, technology project spend, asset management and administration related expenses, and regulatory fee assessments.

Total net revenues increased by $458 million, or 28%, in 2016 from 2015 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher balances of interest-earning assets and higher interest rates on those assets. This growth in assets was bolstered by the migration of more uninvested client cash balances in the segment to Schwab Bank. Asset management and administration fees increased primarily due to higher net yields on money market fund assets. Expenses excluding interest increased by $94 million, or 9%, in 2016 from 2015 primarily due to increases in growth in the business resulting in increases in compensation and benefits, occupancy and equipment, and other expenses.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, credit, market, liquidity, and compliance risk. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. Despite our efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that Schwab will not suffer unexpected losses due to these risks.

Our risk management process is comprised of risk identification and assessment, risk measurement, risk monitoring and reporting, and risk mitigation. The activities and governance that comprise the risk management process are described below.

Culture

The Board of Directors has approved an Enterprise Risk Management (ERM) framework that incorporates our purpose, vision, and values that form the bedrock of our corporate culture and set the tone for the organization.

We designed the ERM Framework to enable a comprehensive approach to managing risks encountered by Schwab in its business activities. The framework incorporates key concepts commensurate with the size, risk profile, complexity, and continuing growth of the Company. Risk appetite, which is defined as the amount of risk the Company is willing to accept in pursuit of its corporate strategy, is developed by executive management and approved by the Board of Directors.

Risk Governance

Senior management takes an active role in the risk management process and has developed policies and procedures under which specific business and control units are responsible for identifying, measuring, and controlling risks.

The Global Risk Committee, which is comprised of senior executives from each major business and control function, is responsible for the oversight of risk management. This includes identifying emerging risks, assessing risk management practices and the control environment, reinforcing business accountability for risk management, supervisory controls and regulatory compliance, supporting resource prioritization across the organization, and escalating significant issues to the Board of Directors.

We have established risk metrics and reporting that enable measurement of the impact of strategy execution against risk appetite. The risk metrics, with risk limits and tolerance levels, are established for key risk categories by the Global Risk Committee and its functional risk sub-committees.

The Global Risk Committee reports, through the Chief Risk Officer, regularly to the Risk Committee of the Board of Directors. The Risk Committee in turn assists the Board of Directors in fulfilling its oversight responsibilities with respect to our risk management program, including approving risk appetite statements and related key risk appetite metrics and reviewing reports relating to risk issues from functional areas of risk management, legal, compliance, and internal audit.

Functional risk sub-committees focusing on specific areas of risk report to the Global Risk Committee. These sub-committees include the:

•	Compliance Risk Committee – provides oversight of compliance risk management programs and policies providing an aggregate view of compliance risk exposure;

•	Financial Risk Oversight Committee – provides oversight of and approves credit, liquidity, capital and market risk policies, limits, and exposures;

•	New Products and Services Risk Oversight Committee – provides oversight of, and approves corporate policy and procedures relating to the risk governance of new products and services; and

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Senior management has also created an Incentive Compensation Risk Oversight Committee, which establishes policy and reviews and approves the Annual Risk Assessment of incentive compensation plans, and reports directly to the Compensation Committee of the Board of Directors.

The Company’s compliance, finance, internal audit, legal, and corporate risk management departments assist management and the various risk committees in evaluating, testing, and monitoring risk management.

In addition, the Disclosure Committee is responsible for monitoring and evaluating the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of the end of each fiscal quarter. The Disclosure Committee reports on this evaluation to the CEO and CFO prior to their certification required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Operational Risk

Operational risks arise due to potential inadequacies or failures related to people, internal processes, and systems, or from external events or relationships impacting the Company and/or any of its key business partners and third parties. While operational risk is inherent in all business activities, we rely on a system of internal controls and risk management practices designed to keep operational risk and operational losses within the Company’s risk appetite. We have specific policies and procedures to identify and manage operational risk, and use periodic risk and control self-assessments, control testing programs, and internal audit reviews to evaluate the effectiveness of these internal controls. Where appropriate, we manage the impact of operational loss and litigation expense through the purchase of insurance. The insurance program is specifically designed to address our key operational risks and to maintain compliance with local laws and regulation.

Schwab’s operations are highly dependent on the integrity and resiliency of our critical business functions and technology systems. To the extent Schwab experiences business or system interruptions, errors or downtime (which could result from a variety of causes, including natural disasters, terrorist attacks, technological failure, cyber attacks, changes to systems, linkages with third-party systems, and power failures), our business and operations could be negatively impacted. To minimize business interruptions, Schwab maintains a backup and recovery infrastructure which includes facilities for backup and communications, a geographically dispersed workforce, and routine testing of business continuity and disaster recovery plans.

Information Security risk is the risk of unauthorized access, use, disclosure, disruption, modification, recording or destruction of the firm’s information or systems. We have designed and implemented an information security program that knits together complementary tools, controls and technologies to protect systems, client accounts and data. We continuously monitor the systems and work collaboratively with government agencies, law enforcement and other financial institutions to address potential threats. We use advanced monitoring systems to identify suspicious activity and deter unauthorized access by internal or external actors. We limit the number of employees who have access to clients’ personal information and internal authentication measures are enforced to protect against the potential for social engineering. All employees who handle sensitive information are trained in privacy and security. Schwab’s fraud and cyber security teams monitor activity looking for suspicious behavior. These capabilities allow us to identify and quickly act on any attempted intrusions.

Schwab also faces operational risk when we employ the services of various third parties, including domestic and international outsourcing of certain technology, processing, servicing, and support functions. We manage the exposure to third party risk through contractual provisions, control standards, ongoing monitoring of third party performance, and appropriate testing. We maintain policies and procedures regarding the standard of care expected with all data, whether the data is internal company information, employee information, or non-public client information. We clearly define for employees, contractors, and third parties the expected standards of care for confidential data. We also provide regular training on data security.

Fiduciary risk is the potential for financial or reputational loss through breach of fiduciary duties to a client. Fiduciary activities include, but are not limited to, individual and institutional trust, investment management, custody, and cash and securities processing. We manage this risk by establishing policy and procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. Business units have the primary responsibility for adherence to the policy and procedures applicable to their business. Guidance and control are provided through the creation, approval, and ongoing review of applicable policies by business units and various risk committees.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Models are owned by several business units throughout the organization, and are used for a variety of purposes. Model use includes, but is not limited to, calculating capital requirements for hypothetical stressful environments, estimating interest and credit risk for loans and other balance sheet assets, and providing guidance in the management of client portfolios. We have established a policy to describe the roles and responsibilities of all key stakeholders in model development, management, and use. All models are registered in a centralized database and classified into different risk ratings depending on their potential financial, reputational, or regulatory impact to the Company. The model risk rating determines the scope of model governance activities.

Compliance Risk

Schwab faces compliance risk which is the potential exposure to legal or regulatory sanctions, fines or penalties, financial loss, or damage to reputation resulting from the failure to comply with laws, regulations, rules, or other regulatory requirements. Among other things, compliance risks relate to the suitability of client investments, conflicts of interest, disclosure obligations and performance expectations for products and services, supervision of employees, and the adequacy of our controls. The Company and its affiliates are subject to extensive regulation by federal, state and foreign regulatory authorities, including SROs.

We manage compliance risk through policies, procedures and controls reasonably designed to achieve and/or monitor compliance with applicable legal and regulatory requirements. These procedures address issues such as business conduct and ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, client privacy, and employment policies.

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform on its contractual obligations. Our exposure to credit risk mainly results from investing activities in our liquidity and investment portfolios, mortgage lending, margin lending and client option and futures activities, pledged asset lending, securities lending activities, and our role as a counterparty in other financial contracts. To manage the risks of such losses, we have established policies and procedures, which include establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin, PAL, option, and futures requirements for certain securities and instruments.

Liquidity and Investment Portfolios

Schwab has exposure to credit risk associated with its investment portfolios, which include U.S. agency, and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, certificates of deposit, U.S. state and municipal securities, and commercial paper.

At December 31, 2017, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises.

Mortgage Lending Portfolio

The bank loan portfolio includes First Mortgages, HELOCs, and other loans. The credit risk exposure related to loans is actively managed through individual loan and portfolio reviews. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses.

Our residential loan underwriting guidelines include maximum LTV ratios, cash out limits, and minimum Fair Isaac Corporation (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan size is conforming or jumbo).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab does not originate or purchase residential loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. For more information on credit quality indicators relating to Schwab’s bank loans, see Item 8 – Note 6.

Securities and Instrument-Based Lending Portfolios

Collateral arrangements relating to margin loans, PALs, option and futures positions, securities lending agreements, and resale agreements include provisions that require additional collateral in the event of market fluctuations. Additionally, for margin loans, PALs, options and futures positions, and securities lending agreements, collateral arrangements require that the fair value of such collateral sufficiently exceeds the credit exposure in order to maintain a fully secured position.

Other Counterparty Exposures

Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds, and other financial institutions even if Schwab’s clients or a counterparty fail to meet their obligations to Schwab.

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by Schwab as a result of fluctuations in interest rates, equity prices, or market conditions. We are exposed to interest rate risk primarily from changes in market interest rates on our interest-earning assets relative to changes in the costs of its funding sources that finance these assets.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets primarily include investment securities, margin loans and bank loans. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we have some ability to manage our net interest spread, depending on competitive factors and market conditions.

To mitigate the risk of declining interest revenue, we have established policies and procedures, which include setting guidelines on the amount of net interest revenue at risk, and monitoring the net interest margin and average maturity of our interest-earning assets and funding sources. To remain within these guidelines, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios.

Financial instruments are also subject to the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. We are indirectly exposed to option, futures, and equity market fluctuations in connection with client option and futures accounts, securities collateralizing margin loans to brokerage customers, and client securities loaned out as part of the brokerage securities lending activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with Schwab. Additionally, we earn mutual fund and ETF service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue we earn.

Our market risk related to financial instruments held for trading is not material.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue Simulation

For Schwab’s net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation includes all interest-sensitive assets and liabilities. Key variables in the simulation include the repricing of financial instruments, prepayment, reinvestment, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If our guidelines for net interest revenue sensitivity are breached, management must report the breach to the Financial Risk Oversight Committee and establish a plan to address the interest rate risk. There were no breaches of our net interest revenue sensitivity risk limits during the years ended December 31, 2017 or 2016.

As represented by the simulations presented below, our investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning December 31, 2017 and 2016 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period.

December 31,	2017	2016
Increase of 100 basis points	3.3%	6.5%
Decrease of 100 basis points	(6.2)%	(9.8)%

The change in net interest revenue sensitivities as of December 31, 2017 reflects the increase in short-term interest rates. An increase in short-term interest rates positively impacts net interest revenue as yields on interest-earning assets rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of CS&Co, the capital needs of the bank subsidiaries, the amount of dividend payments on CSC’s common and preferred stock and principal and interest due on corporate debt. The liquidity needs of CS&Co are primarily driven by client activity including trading and margin borrowing activities and capital expenditures, and the capital needs of the bank subsidiaries are primarily driven by client deposits. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding scenarios to support liquidity levels during both business as usual and stressed conditions.

We employ a variety of methodologies to monitor and manage liquidity. We conduct regular liquidity stress testing to develop a consolidated view of liquidity risk exposures and to ensure our ability to maintain sufficient liquidity during market-related or company-specific liquidity stress events. Liquidity is also tested at key subsidiaries and results are reported to the Financial Risk Oversight Committee. A number of early warning indicators are monitored to help identify emerging liquidity stresses in the market or within the organization and are reviewed with management as appropriate.

The Company is subject to and was in compliance with the modified LCR rule at December 31, 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)
Primary Funding Sources

Schwab’s primary source of funds is cash generated by client activity: bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients.

Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, and cash provided by external financing or equity offerings.

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, a buffer of highly liquid investments, currently comprised of U.S. Treasury notes, is also maintained.

Additional Funding Sources

In addition to internal sources of liquidity, Schwab has access to external funding. The need for short-term borrowings from these facilities arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, movements of cash to meet regulatory brokerage client cash segregation requirements and general corporate purposes. We maintain policies and procedures necessary to access funding and test discount window borrowing procedures on a periodic basis.

The following table describes external debt facilities are available at December 31, 2017:

Description	Borrower	Outstanding	Available
Committed, unsecured credit facility with various external banks (1)	CSC	$—	$750
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,199
Federal Reserve Bank discount window (2)	Schwab Bank	—	2,458
Federal Home Loan Bank secured credit facility (3)	Schwab Bank	15,000	17,301
Unsecured commercial paper (4)	CSC	—	750
(1) Other than an overnight borrowing to test availability, this facility was unused during 2017.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.
(3) Amounts available are dependent on the amount of First Mortgages, HELOCs, and the fair value of certain investment securities that are pledged as collateral.
(4) CSC has authorization from its Board of Directors to issue Commercial Paper Notes to not exceed $1.5 billion. Management has set a current limit not to exceed the amount of the committed, unsecured credit facility.

The financial covenants for the $750 million committed credit facility require CS&Co to maintain a minimum net capital ratio, Schwab Bank to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At December 31, 2017, the minimum level of stockholders’ equity required under this facility was $12.5 billion (CSC’s stockholders’ equity, excluding AOCI, at December 31, 2017 was $18.7 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

Schwab Bank has access to short-term secured funding through the Federal Reserve’s discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral.

Schwab Bank also maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral. During 2017, Schwab Bank used borrowings under this agreement to purchase investment securities prior to bulk transfers. This credit facility is also available as backup financing in the event of the outflow of client cash from Schwab Bank’s balance sheet.

CSC has a commercial paper program of which proceeds are used for general corporate purposes. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC had no Commercial Paper Notes outstanding at December 31, 2017 or 2016.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, CS&Co has unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $225 million at December 31, 2017. There were no funds drawn under any of these LOCs during 2017 or 2016. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The collateral requirements were satisfied by providing cash as collateral.

CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the SEC, which enables it to issue debt, equity, and other securities.

Borrowings

Long-term debt outstanding was $4.8 billion and $2.9 billion at December 31, 2017 and 2016, respectively. Short-term borrowings outstanding from FHLB were $15.0 billion at December 31, 2017 and there were none at December 31, 2016.

The following are details of the Senior Notes and short-term borrowings:

December 31, 2017	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$4,731	2018 - 2028	3.01% fixed	A2	A	A
Short-term borrowings	$15,000	2018	1.53% fixed	N/A	N/A	N/A
N/A Not Applicable.

New Debt Issuances

All debt issuances in 2017 were senior unsecured obligations with interest payable semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
March 2, 2017	$650	2027	3.200%
December 7, 2017	$700	2028	3.200%
December 7, 2017	$800	2023	2.650%

Equity Issuances and Redemptions

CSC’s preferred stock issued and net proceeds for the years ending December 31, 2017 and 2016 are as follows:

	Date Issued and Sold	Net Proceeds
Series D	March 7, 2016	$725
Series E	October 31, 2016	$591
Series F	October 31, 2017	$492

On December 1, 2017, CSC redeemed all of the 485,000 outstanding shares of its 6.00% Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), and the corresponding 19,400,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock.

For further discussion of CSC’s long-term debt and information on the equity offerings, see Item 8 – Note 12 and Note 16.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Off-Balance Sheet Arrangements

Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 8 – Note 6, Note 10, Note 12, Note 13, and Note 14.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2017 are shown in the following table. We believe that funds generated by continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations. Excluded from this table are liabilities recorded on the consolidated balance sheets that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations and short-term borrowings) or without contractual payment terms (e.g., bank deposits, payables to brokerage clients, and deferred compensation).

December 31, 2017	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$1,622	$2,842	$4,254	$1,945	$10,663
Long-term debt (2)	1,022	954	192	3,429	5,597
Purchase obligations (3)	305	219	48	181	753
Leases (4)	127	194	120	289	730
Total	$3,076	$4,209	$4,614	$5,844	$17,743
(1) Represents Schwab Bank’s commitments to extend credit to banking clients, purchase mortgage loans, and commitments to fund CRA investments.
(2) Includes estimated future interest payments through 2028 for Senior Notes. Amounts exclude maturities under a finance lease obligation and unamortized discounts and premiums.
(3) Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. Includes purchase obligations that can be canceled by the Company without penalty.
(4) Represents minimum rental commitments, net of sublease commitments, and includes facilities under past restructuring initiatives and rental commitments under a finance lease obligation.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including anticipated balance sheet growth, providing financial support to the subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to Schwab Bank. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

Internal guidelines are set, for both CSC and its regulated subsidiaries, to ensure capital levels are in line with our strategy and regulatory requirements. Capital forecasts are reviewed monthly at Asset-Liability Management and Pricing Committee and Financial Risk Oversight Committee meetings. A number of early warning indicators are monitored to help identify potential problems that could impact capital. In addition, we monitor the subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries is transferred to CSC in the form of dividends and returns of capital. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans (in a form approved as regulatory capital by regulators) for CS&Co. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions must take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

Schwab conducts regular capital stress testing to assess the potential financial impacts of various adverse macroeconomic and company-specific events to which the Company could be subjected. The objective of the capital stress testing is (1) to explore various potential outcomes – including rare and extreme events and (2) to assess impacts of potential stressful outcomes on both capital and liquidity. Additionally, we have a comprehensive Capital Contingency Plan to provide action plans for certain low probability/high impact capital events that the Company might face. The Capital Contingency Plan is issued under the authority of the Financial Risk Oversight Committee and provides guidelines for sustained capital events. It

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

does not specifically address every contingency, but is designed to provide a framework for responding to any capital stress. The results of the stress testing indicate there are two scenarios which could stress the Company’s capital: (1) inflows of balance sheet cash during a period of very low interest rates and (2) outflows of balance sheet cash when other sources of financing are not available and the Company is required to sell assets to fund the flows at a loss. The Capital Contingency Plan is reviewed annually and updated as appropriate.

For additional information, see Business – Regulation in Part I, Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for Schwab Bank and to provide financial assistance if Schwab Bank experiences financial distress. Schwab is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%; however, management seeks to maintain the ratio of at least 6%. Due to the relatively low risk of our balance sheet assets and risk-based capital ratios at CSC and Schwab Bank that are well in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the bank. Schwab’s principal banking subsidiary, Schwab Bank, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain the ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2017, Schwab Bank is considered well capitalized.

The following table details CSC’s consolidated and Schwab Bank’s capital ratios:

December 31,	2017		2016
	CSC	Schwab Bank	CSC	Schwab Bank
Total stockholders’ equity	$18,525	$13,224	$16,421	$11,726
Less:
Preferred Stock	2,793	—	2,783	—
Common Equity Tier 1 Capital before regulatory adjustments	$15,732	$13,224	$13,638	$11,726
Less:
Goodwill, net of associated deferred tax liabilities	$1,191	$13	$1,175	$11
Other intangible assets, net of associated deferred tax liabilities	61	—	52	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	2	—	—	—
AOCI adjustment (1)	(152)	(144)	(163)	(163)
Common Equity Tier 1 Capital	$14,630	$13,355	$12,574	$11,878
Tier 1 Capital	$17,423	$13,355	$15,357	$11,878
Total Capital	17,452	13,382	15,384	11,904
Risk-Weighted Assets	75,866	66,519	68,179	59,915
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.3%	20.1%	18.4%	19.8%
Tier 1 Capital/Risk-Weighted Assets	23.0%	20.1%	22.5%	19.8%
Total Capital/Risk-Weighted Assets	23.0%	20.1%	22.6%	19.9%
Tier 1 Leverage Ratio	7.6%	7.1%	7.2%	7.0%
(1) CSC and Schwab Bank have elected to opt-out of the requirement to include most components of AOCI in CET1 Capital.

Schwab Bank is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, Schwab Bank is required to provide notice to, and may be required to obtain approval from, the OCC and the Federal Reserve to declare dividends to the parent company.

As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule. The rule is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit CS&Co from paying cash dividends, making unsecured advances and loans to the parent company and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount of less than 5% of aggregate debit balances or

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

less than 120% of its minimum dollar requirement of $250,000. As such, CS&Co is required to maintain, at all times, at least the minimum level of net capital required under Rule 15c3-1. At December 31, 2017, CS&Co exceeded the net capital requirements.

In addition to the capital requirements above, the Company’s subsidiaries are subject to various regulatory requirements that are intended to ensure financial soundness and liquidity. See Item 8 – Note 21 for additional information on the components of stockholders’ equity and information on the capital requirements of each of the subsidiaries.

Dividends

Since the initial dividend in 1989, CSC has paid 115 consecutive quarterly dividends and has increased the quarterly dividend rate 21 times, resulting in a 20% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common stock cash dividend at approximately 20% to 30% of net income.

On April 21, 2016 the Board of Directors of the Company declared a one cent, or 17%, increase in the quarterly cash dividend to $0.07 per common share. On January 26, 2017, the Board of Directors of the Company declared a one cent, or 14%, increase in the quarterly cash dividend to $0.08 per common share.

On January 25, 2018, the Board of Directors of the Company declared a two cent, or 25% increase in the quarterly cash dividend to $0.10 per common share.

The following table details the CSC cash dividends paid and per share amounts:

Year Ended December 31,	2017		2016
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$431	$0.32	$360	$0.27
Series A Preferred Stock (1)	28	70.00	28	70.00
Series B Preferred Stock (2,6)	29	60.00	29	60.00
Series C Preferred Stock (2)	36	60.00	36	60.00
Series D Preferred Stock (2,3)	45	59.52	33	43.65
Series E Preferred Stock (4)	23	3,867.01	N/A	N/A
Series F Preferred Stock (5)	N/A	N/A	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Series D Preferred Stock was issued on March 7, 2016.
(4) Series E Preferred Stock was issued on October 31, 2016. Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(5) Series F Preferred Stock was issued on October 31, 2017. Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.
(6) Series B Preferred Stock was redeemed on December 1, 2017.
N/A Not applicable.

Share Repurchases

There were no repurchases of CSC’s common stock in 2017 or 2016. As of December 31, 2017, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which is not subject to expiration.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FOREIGN HOLDINGS

At December 31, 2017, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries of $5.7 billion, with the fair value of the top three exposures being to issuers and counterparties domiciled in Sweden at $1.6 billion, France at $1.3 billion and Canada at $0.8 billion.

At December 31, 2017, Schwab held AFS and HTM securities with a total fair value of $99 million issued by agencies of foreign governments. These securities are explicitly guaranteed by governments of issuing agencies.

In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At December 31, 2017, the Company had $135 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in foreign countries. Schwab had outstanding margin loans to foreign residents of $660 million at December 31, 2017.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Schwab uses the market approach to determine the fair value of certain financial assets and liabilities recorded at fair value, and to determine fair value disclosures. See Item 8 – Note 2 and Note 15 for more information on our assets and liabilities recorded at fair value.

When available, Schwab uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, we use the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, prices are obtained from independent third-party pricing services to measure the fair value of investment assets. We generally obtain prices from at least three independent pricing sources for assets recorded at fair value. Our primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. The prices obtained from its primary independent pricing service are compared to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. We do not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2017 and 2016, we did not adjust prices received from the primary independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of Schwab have been prepared in accordance with GAAP. Item 8 – Note 2 contains more information on our significant accounting policies made in connection with its application of these accounting principles.

While the majority of the revenues, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on Schwab’s financial position and reported financial results. These critical accounting estimates are described below. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors. Additionally, management has reviewed with the Audit Committee the Company’s significant estimates discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Income Taxes

Schwab estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which we operate, including federal, state and local domestic jurisdictions, and immaterial amounts owed to several foreign jurisdictions. The estimated income tax expense is reported in the consolidated statements of income in Taxes on income. Accrued taxes are reported in Other assets or Accrued expenses and other liabilities on the consolidated balance sheets and represent the net estimated amount due to or to be received from taxing jurisdictions either currently or deferred to future periods. Deferred taxes arise from differences between assets and liabilities measured for financial reporting purposes versus income tax reporting purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit management believes is more likely than not to be realized upon settlement. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances.

Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impacts the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company. See Item 8 – Note 19 for more information on the Company’s income taxes.

Legal and Regulatory Reserves

Reserves for legal and regulatory claims and proceedings reflect an estimate of probable losses for each matter, after considering, among other factors, the progress of the case, prior experience and the experience of others in similar cases, available defenses, insurance coverage and indemnification, and the opinions and views of legal counsel. In many cases, including most class action lawsuits, it is not possible to determine whether a loss will be incurred, or to estimate the range of that loss, until the matter is close to resolution, in which case no accrual is made until that time. Reserves are adjusted as more information becomes available. Significant judgment is required in making these estimates, and the actual cost of resolving a matter may ultimately differ materially from the amount reserved. See Item 8 – Note 13 for more information on the Company’s contingencies related to legal and regulatory reserves.

THE CHARLES SCHWAB CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Part II, Item 7.
໿

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2017	2016	2015
Net Revenues
Interest revenue	$4,624	$3,493	$2,657
Interest expense	(342)	(171)	(132)
Net interest revenue	4,282	3,322	2,525
Asset management and administration fees (1)	3,392	3,055	2,650
Trading revenue	654	825	866
Other	290	271	328
Provision for loan losses	—	5	11
Total net revenues	8,618	7,478	6,380
Expenses Excluding Interest
Compensation and benefits	2,737	2,466	2,241
Professional services	580	506	459
Occupancy and equipment	436	398	353
Advertising and market development	268	265	249
Communications	231	237	233
Depreciation and amortization	269	234	224
Regulatory fees and assessments	179	144	107
Other	268	235	235
Total expenses excluding interest	4,968	4,485	4,101
Income before taxes on income	3,650	2,993	2,279
Taxes on income (2)	1,296	1,104	832
Net Income	2,354	1,889	1,447
Preferred stock dividends and other (3)	174	143	83
Net Income Available to Common Stockholders	$2,180	$1,746	$1,364
Weighted-Average Common Shares Outstanding:
Basic	1,339	1,324	1,315
Diluted	1,353	1,334	1,327
Earnings Per Common Share:
Basic	$1.63	$1.32	$1.04
Diluted	$1.61	$1.31	$1.03
Dividends Declared Per Common Share	$.32	$.27	$.24
(1) Includes fee waivers of $10 million, $224 million, and $672 million during the years ended December 31, 2017, 2016, and 2015, respectively, relating to Schwab-sponsored money market funds.
(2) Includes the prospective adoption of ASU 2016-09 in 2017. See New Accounting Standards in Note 2 for additional information. Taxes on income were increased by approximately $46 million in December 2017 due to the enactment of the Tax Cuts and Jobs Act legislation resulting in the remeasurement of deferred tax assets and other tax adjustments.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2017	2016		2015
Net income	$2,354	$1,889		$1,447
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	13	(44)		(477)
Reclassification of net unrealized loss transferred to held to maturity	227	—		—
Other reclassifications included in other revenue	(12)	(4)	—	—
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	(227)	—		—
Amortization of amounts previously recorded upon transfer from available for sale	31	—		—
Other	(11)	1		—
Other comprehensive income (loss), before tax	21	(47)		(477)
Income tax effect	(10)	18		178
Other comprehensive income (loss), net of tax	11	(29)		(299)
Comprehensive Income	$2,365	$1,860		$1,148

See Notes to Consolidated Financial Statements.
໿

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2017	2016
Assets
Cash and cash equivalents	$14,217	$10,828
Cash and investments segregated and on deposit for regulatory purposes
(including resale agreements of $6,596 and $9,547 at December 31, 2017
and 2016, respectively)	15,139	22,174
Receivables from brokers, dealers, and clearing organizations	649	728
Receivables from brokerage clients — net	20,576	17,155
Other securities owned — at fair value	539	449
Available for sale securities	49,995	77,365
Held to maturity securities (fair value — $120,373 and $74,444 at December 31,
2017 and 2016, respectively)	120,926	75,203
Bank loans — net	16,478	15,403
Equipment, office facilities, and property — net	1,471	1,299
Goodwill	1,227	1,227
Intangible assets — net	108	144
Other assets	1,949	1,408
Total assets	$243,274	$223,383
Liabilities and Stockholders’ Equity
Bank deposits	$169,656	$163,454
Payables to brokers, dealers, and clearing organizations	1,287	2,407
Payables to brokerage clients	31,243	35,894
Accrued expenses and other liabilities	2,810	2,331
Short-term borrowings	15,000	—
Long-term debt	4,753	2,876
Total liabilities	224,749	206,962
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference
of $2,850 and $2,835 at December 31, 2017 and 2016, respectively	2,793	2,783
Common stock — 3 billion shares authorized; $.01 par value per share;
1,487,543,446 shares issued	15	15
Additional paid-in capital	4,353	4,267
Retained earnings	14,408	12,649
Treasury stock, at cost — 142,210,890 and 154,793,560 shares
at December 31, 2017 and 2016, respectively	(2,892)	(3,130)
Accumulated other comprehensive income	(152)	(163)
Total stockholders’ equity	18,525	16,421
Total liabilities and stockholders’ equity	$243,274	$223,383

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2017	2016	2015
Cash Flows from Operating Activities
Net income	$2,354	$1,889	$1,447
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	—	(5)	(11)
Share-based compensation	153	141	135
Depreciation and amortization	269	234	224
Provision (Benefit) for deferred income taxes	58	15	(7)
Premium amortization, net, on available for sale and held to maturity securities	342	266	162
Other	51	9	(4)
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	7,035	(2,576)	1,183
Receivables from brokers, dealers, and clearing organizations	74	(147)	(108)
Receivables from brokerage clients	(3,428)	150	(1,652)
Other securities owned	(90)	84	(17)
Other assets	(177)	(93)	(98)
Payables to brokers, dealers, and clearing organizations	(1,148)	(181)	808
Payables to brokerage clients	(4,651)	2,709	(1,120)
Accrued expenses and other liabilities	421	167	304
Net cash provided by operating activities	1,263	2,662	1,246
Cash Flows from Investing Activities
Purchases of available for sale securities	(15,033)	(29,248)	(21,351)
Proceeds from sales of available for sale securities	8,617	5,537	2,424
Principal payments on available for sale securities	9,095	11,903	7,340
Purchases of held to maturity securities	(32,925)	(31,162)	(19,303)
Principal payments on held to maturity securities	11,627	5,747	3,540
Net increase in bank loans	(1,071)	(1,103)	(980)
Purchase of equipment, office facilities, and property	(400)	(346)	(266)
Purchases of Federal Home Loan Bank stock	(430)	(152)	—
Proceeds from sales of Federal Home Loan Bank stock	106	88	8
Other investing activities	(59)	(39)	(35)
Net cash used for investing activities	(20,473)	(38,775)	(28,623)
Cash Flows from Financing Activities
Net change in bank deposits	6,186	33,952	26,687
Net proceeds from short-term borrowings	15,000	—	—
Issuance of long-term debt	2,129	—	1,346
Repayment of long-term debt	(257)	(7)	(357)
Net proceeds from preferred stock offerings	492	1,316	581
Redemption of preferred stock	(485)	—	—
Dividends paid	(592)	(486)	(387)
Proceeds from stock options exercised and other	171	144	90
Other financing activities	(45)	44	32
Net cash provided by financing activities	22,599	34,963	27,992
Increase (Decrease) in Cash and Cash Equivalents	3,389	(1,150)	615
Cash and Cash Equivalents at Beginning of Year	10,828	11,978	11,363
Cash and Cash Equivalents at End of Year	$14,217	$10,828	$11,978

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$327	$160	$121
Income taxes	$1,212	$991	$810
Non-cash investing activity:
Securities purchased during the year but settled after year end	$29	$—	$—

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock			Retained Earnings	Treasury Stock, at cost
		Shares	Amount					Total
Balance at December 31, 2014	$872	1,488	$15	$4,050	$10,198	$(3,497)	$165	$11,803
Net income	—	—	—	—	1,447	—	—	1,447
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(299)	(299)
Issuance of preferred stock, net	587	—	—	—	—	—	—	587
Dividends declared on preferred stock	—	—	—	—	(69)	—	—	(69)
Dividends declared on common stock	—	—	—	—	(318)	—	—	(318)
Stock option exercises and other	—	—	—	(87)	—	177	—	90
Share-based compensation and
related tax effects	—	—	—	172	—	—	—	172
Other	—	—	—	17	(5)	(23)	—	(11)
Balance at December 31, 2015	1,459	1,488	15	4,152	11,253	(3,343)	(134)	13,402
Net income	—	—	—	—	1,889	—	—	1,889
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(29)	(29)
Issuance of preferred stock, net	1,324	—	—	—	—	—	—	1,324
Dividends declared on preferred stock	—	—	—	—	(126)	—	—	(126)
Dividends declared on common stock	—	—	—	—	(360)	—	—	(360)
Stock option exercises and other	—	—	—	(80)	—	224	—	144
Share-based compensation and
related tax effects	—	—	—	177	—	—	—	177
Other	—	—	—	18	(7)	(11)	—	—
Balance at December 31, 2016	2,783	1,488	15	4,267	12,649	(3,130)	(163)	16,421
Net income	—	—	—	—	2,354	—	—	2,354
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11	11
Issuance of preferred stock, net	492	—	—	—	—	—	—	492
Redemption of preferred stock	(482)	—	—	—	(3)	—	—	(485)
Dividends declared on preferred stock	—	—	—	—	(161)	—	—	(161)
Dividends declared on common stock	—	—	—	—	(431)	—	—	(431)
Stock option exercises and other	—	—	—	(88)	—	259	—	171
Share-based compensation and
related tax effects	—	—	—	144	—	—	—	144
Other	—	—	—	30	—	(21)	—	9
Balance at December 31, 2017	$2,793	1,488	$15	$4,353	$14,408	$(2,892)	$(152)	$18,525

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

1.	Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company, headquartered in San Francisco, California. CSC was incorporated in 1986 and engages, through its subsidiaries, in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. Charles Schwab & Co., Inc. (CS&Co) is a securities broker-dealer with over 345 domestic branch offices in 46 states, as well as a branch in the Commonwealth of Puerto Rico. In addition, Schwab serves clients in England, Hong Kong, Singapore, and Australia through various subsidiaries. Other significant subsidiaries include Schwab Bank, a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®), and for Schwab’s exchange-traded funds (Schwab ETFs™).

The accompanying consolidated financial statements include CSC and its subsidiaries. Intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with GAAP, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to taxes on income and legal and regulatory reserves. Actual results may differ from those estimates.

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

Principles of Consolidation

Schwab evaluates all entities in which it has financial interests for consolidation, except for money market funds, which are specifically excluded from consolidation guidance. When an entity is evaluated for consolidation, Schwab determines whether its interest in the entity constitutes a controlling financial interest under either the variable interest entity (VIE) model or the voting interest entity (VOE) model. In evaluating whether Schwab’s interest in a VIE is a controlling financial interest, we consider whether our involvement, in the context of the design, purpose, and risks of the VIE, as well as any involvement of related parties, provides us with (i) the power to direct the most significant activities of the VIE and (ii) the obligation to absorb losses or receive benefits that are significant to the VIE. If both of these conditions exist, then Schwab would be the primary beneficiary of that VIE and consolidate it. Based upon the assessments for all of our interests in VIEs, there are no cases where the Company is the primary beneficiary; therefore, we are not required to consolidate any VIEs. See Note 10 for further information about VIEs. The Company consolidates all VOEs in which it has majority voting interests.

Investments in entities in which Schwab does not have a controlling financial interest are accounted for under the equity method of accounting when we have the ability to exercise significant influence over operating and financing decisions of the entity. Investments in entities for which the Company does not have the ability to exercise significant influence are generally carried at cost, except for certain investments in qualified affordable housing projects which are accounted for under the proportional amortization method. All equity method, cost method, and proportional amortization method investments are included in other assets on the consolidated balance sheets.

2.	Summary of Significant Accounting Policies

Interest revenue

Interest revenue is recognized as earned on interest-earning assets such as cash and cash equivalents, cash and investments segregated, receivables from brokerage clients, investment securities, and bank loans. Interest revenue from these assets is based upon average or daily balances and the applicable interest rates. Interest revenue is also recognized from securities lending activities when earned based upon the securities and amounts lent and the applicable rates.

Asset management and administration fees

Asset management and administration fees are recognized as services are performed. Such fees are generally based on a percentage of the daily average asset balances, which are based on quoted market prices and other observable market data.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s policy is to recognize revenue subject to refunds because management can estimate refunds based on Company-specific experience. Actual refunds were immaterial for all periods presented.

Trading revenue

Schwab generates the majority of its trading revenue through commissions earned for executing trades for clients. Commission revenues are recognized as services are performed at the time of execution (i.e., on the trade date).

Cash and cash equivalents

Schwab considers all highly liquid investments that mature in three months or less from the time of acquisition and that are not segregated and on deposit for regulatory purposes to be cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, commercial paper, and U.S. Treasury securities. Cash and cash equivalents also include balances that Schwab Bank maintains at the Federal Reserve Bank (FRB).

Cash and investments segregated and on deposit for regulatory purposes

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities. Certificates of deposit and U.S. Government securities are recorded at fair value. Pursuant to the SEC’s Customer Protection Rule, cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts, are segregated by Schwab for the exclusive benefit of clients.

Receivables from brokerage clients

Receivables from brokerage clients include margin loans to securities brokerage clients and other trading receivables from clients. Margin loans are collateralized by client securities and are carried at the amount receivable, net of an allowance for doubtful accounts. The Company monitors margin levels and requires clients to deposit additional collateral, or reduce margin positions to meet minimum collateral requirements if the fair value of the collateral changes. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved for in the allowance for doubtful accounts, except in the case of confirmed fraud, which is reserved immediately. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in accordance with federal regulations. The collateral is not reflected in the consolidated financial statements. The allowance for doubtful accounts for brokerage clients and related activity was immaterial for all periods presented.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A security is also OTTI if management does not expect to recover all of the amortized cost of the security. In this circumstance, the impairment recognized in earnings represents the estimated credit loss, and is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Where appropriate, models are utilized to estimate the credit loss on a discounted cash flow basis using the security’s effective interest rate.

The evaluation of whether we expect to recover the amortized cost of a security is inherently judgmental. The evaluation considers multiple factors including: the magnitude and duration of the unrealized loss; the financial condition of the issuer; the payment structure of the security; external credit ratings; our internal credit ratings; for asset-backed securities, the amount of credit support provided by the structure of the security to absorb credit losses on the underlying collateral; recent events specific to the issuer and the issuer’s industry; and whether all scheduled principal and interest payments have been received.

Securities borrowed and securities loaned

Securities borrowed require Schwab to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, Schwab receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations. The market value of securities borrowed and loaned are monitored, with additional collateral obtained or refunded to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense.

Bank loans and related allowance for loan losses

Bank loans are recorded at their contractual principal amounts and include unamortized direct origination costs or net purchase discounts or premiums. Direct origination costs and premiums and discounts are recognized in interest revenue using the effective interest method over the contractual life of the loan and are adjusted for actual prepayments. Additionally, loans are recorded net of an allowance for loan losses. The loan portfolio includes four loan types: First Mortgages, HELOCs, PALs and other loans. We use these segments when developing and documenting our methodology for determining the allowance for loan losses.

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

Schwab records an allowance for loan losses through a charge to earnings based on our estimate of probable losses in the existing portfolio. We review the allowance for loan losses quarterly, taking into consideration current economic conditions, the composition of the existing loan portfolio, past loss experience, and risks inherent in the portfolio to ensure that the allowance for loan losses is maintained at an appropriate level.

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

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio (Estimated Current LTV) of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience adjusted for current trends and market information. Loss severity estimates are based on our historical loss experience and

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

market trends. The estimated loss severity (i.e., loss given default) used in the allowance for loan loss methodology for HELOC loans is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. This methodology results in loss factors that are applied to the outstanding balances to determine the allowance for loan loss for each loan type.

Schwab considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be troubled debt restructurings (TDRs).

Nonaccrual, Nonperforming and Impaired loans

First Mortgages, HELOCs, PALs, and other loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain, including loans to borrowers who have filed for bankruptcy. HELOC loans secured by a second lien are placed on non-accrual status if the associated first lien is 90 days or more delinquent, regardless of the payment status of the HELOC. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. Generally, a nonaccrual loan may be returned to accrual status when all delinquent interest and principal is repaid and the borrower demonstrates a sustained period of performance, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. Loans on nonaccrual status and other real estate owned are considered nonperforming assets. Nonaccrual loans, other real estate owned, and TDRs are considered impaired assets, as it is probable we will not collect all amounts due.

Loan Charge-Offs

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the loan balance. Our charge-off policy for First Mortgage and HELOC loans is to assess the value of the property when the loan has been delinquent for 180 days or has been discharged in bankruptcy proceedings, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell.

Equipment, office facilities, and property

Equipment, office facilities, and property are recorded at cost net of accumulated depreciation and amortization, except for land, which is recorded at cost. Equipment, office facilities, and property include certain capitalized costs of acquired or internally developed software. Costs for internally developed software are capitalized when the costs relate to development of approved projects for our internal needs that result in additional functionality. Costs related to preliminary project and post-project activities are expensed as incurred. Equipment, office facilities, and property (other than land) are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows:

Equipment and office facilities	5 to 10 years
Buildings	20 to 40 years
Software	3 or 5 years (1)
Leasehold improvements	Lesser of useful life or lease term
(1) Amortized over contractual term if less than three years.

Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Goodwill

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. Our annual impairment testing date is April 1st. Schwab can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. A qualitative assessment considers macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, and Company specific factors such as market capitalization in excess of net assets, trends in revenue generating activities, and merger or acquisition activity.

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

Intangible assets

Finite-lived intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Low-Income Housing Tax Credit (LIHTC) Investments

As part of our community reinvestment initiatives, Schwab invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. The Company receives tax credits and other tax benefits for these investments. We account for investments in qualified affordable housing projects using the proportional amortization method if the applicable requirements are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of taxes on income. The carrying value of LIHTC investments is included in other assets on the consolidated balance sheets. Unfunded commitments related to LIHTC investments are included in accrued expenses and other liabilities on the consolidated balance sheets.

Guarantees and indemnifications

Schwab recognizes, at the inception of a guarantee, a liability equal to the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of obligations relating to guarantees are estimated based on transactions for similar guarantees or expected present value measures.

Advertising and market development

Advertising and market development activities include the cost to produce and distribute marketing campaigns as well as client incentives and discounts. Such costs are generally expensed when incurred.

Income taxes

Schwab provides for income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. Unrecognized tax benefits, which are included in accrued expenses and other liabilities, represent the difference between positions taken on tax return filings and estimated potential tax settlement outcomes. Accrued interest relating to unrecognized tax benefits is recorded in taxes on income and penalties are recorded in other expense.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Share-based compensation

Share-based compensation includes employee and board of director stock options and restricted stock units. Schwab measures compensation expense for these share-based payment arrangements based on their estimated fair values as of the grant date. The fair value of the share-based award is recognized over the vesting period as share-based compensation. Share-based compensation expense is based on units expected to vest and therefore is reduced for estimated forfeitures. Per the Company’s accounting policy election, forfeitures are estimated at the time of grant and reviewed annually based on the Company’s historical forfeiture experience. Share-based compensation expense is adjusted in subsequent periods if actual forfeitures differ from estimated forfeitures. Beginning January 1, 2017, the excess tax benefits or deficiencies from the exercise of stock options and the vesting of restricted stock units are recorded in taxes on income.

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

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, other securities owned, and AFS securities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. We generally obtain prices from at least three independent pricing sources for assets recorded at fair value.

Our primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair value of other financial instruments

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of other financial instruments are described below. Our financial instruments not recorded at fair value but for which fair value can be approximated and disclosed include:

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

•
Bank loans – The fair values of First Mortgages and HELOCs are estimated based on prices of mortgage-backed securities collateralized by similar types of loans. PALs are non-purpose revolving lines of credit secured by eligible assets; accordingly, the carrying values of these loans approximate their fair values.

•
Financial instruments included in other assets primarily consist of LIHTC investments, cost method investments and FHLB stock, whose carrying values approximate their fair values. FHLB stock is recorded at par, which approximates its fair value.

•
Bank deposits – Substantially all bank deposits have no stated maturity and are recorded at the amount payable on demand as of the balance sheet date. The carrying values of these deposits approximate their fair values.

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

•
Firm commitments to extend credit – Schwab extends credit to banking clients through HELOCs and PALs. The Company considers the fair value of these unused commitments to not be material because the interest rates earned on these balances are based on floating interest rates that reset monthly.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

New Accounting Standards

Adoption of New Accounting Standards

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718)”
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

January 1, 2017
The Company’s taxes on income were reduced by approximately $87 million in 2017. Future effects will depend on the Company’s share price, restricted stock vesting, and the volume of equity incentive options exercised.

The Company made an accounting policy election to continue its current practice of estimating forfeitures.

New Accounting Standards Not Yet Adopted

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and related ASUs
Clarifies that revenue from contracts with clients should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration.
Adoption allows either full or modified retrospective transition. Full retrospective transition will require a cumulative effect adjustment to retained earnings as of the earliest comparative period presented. Modified retrospective transition will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.
January 1, 2018
The guidance does not apply to revenue earned from the Company’s loans and securities. Accordingly, net interest revenue will not be impacted. The primary impact for the Company will be the capitalization of sales commissions paid to employees for obtaining new contracts with clients on the consolidated balance sheets. These capitalized costs will result in an asset of $219 million and a related deferred tax liability of $51 million upon adoption. The asset will subsequently be amortized to expense over time as the related revenues are recognized. The Company does not expect this guidance will have a material impact on its EPS.

The Company adopted the revenue recognition guidance as of January 1, 2018 using the modified retrospective method. The Company’s implementation work is now substantially complete.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)”
Requires: (i) equity investments to be measured at fair value, with changes in fair value recognized in net income, unless the equity method is applied or the equity investments do not have readily determinable fair values in which case a practical alternative may be elected; (ii) use of an exit price when measuring the fair value of financial instruments for disclosures; (iii) separate presentation of financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the accompanying notes.

Adoption requires a cumulative effect adjustment to the balance sheet as of the beginning of the year of initial application, except for certain changes that require prospective adoption.
		January 1, 2018	The Company does not expect this guidance will have a material impact on its financial statements, including EPS.
ASU 2016-02, “Leases (Topic 842)”
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

Adoption requires modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard. Certain transition relief is permitted if elected by the entity.
January 1, 2019
The Company does not expect this guidance will have a material impact on its EPS, but it will result in a gross up of the consolidated balance sheets due to recognition of right-of-use assets and lease liabilities based on the present value of remaining operating lease payments (see Note 13 for the undiscounted rental commitments for operating leases).

The Company is evaluating its adoption method due to a recently proposed ASU that provides an alternative adoption method. The Company is refining its methodology to estimate the right of use assets and lease liabilities and working on system updates to apply the lease accounting changes. The full population of contracts that may be subject to balance sheet recognition is still being evaluated, but is nearly complete. The Company has further work to perform related to disclosures.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
Provides guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and HTM debt securities. Requires estimating current expected credit losses (CECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions, and reasonable forecasts. The initial estimate of, and the subsequent changes in, CECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. Amends the OTTI model for AFS debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists.

Adoption requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for AFS debt securities for which an OTTI has been recognized prior to the effective date.
January 1, 2020 (early adoption permitted)
The Company is currently evaluating the impact of this guidance on its financial statements, including EPS. Initial implementation work performed to date has focused on evaluating the Company’s impacted assets, including loans and investment securities. The Company has also been evaluating its current data and system capabilities and considering additional data sources and system enhancements. Additional work to be completed includes an in-depth analysis for each impacted asset type, selection of methods, and changes to policies and procedures.

ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”
Shortens the amortization period for the premium on certain callable debt securities to the earliest call date. The amendments are applicable to any purchased individual debt security with an explicit and noncontingent call feature with a fixed price on a preset date. ASU 2017-08 does not impact the accounting for callable debt securities held at a discount.

Adoption requires modified retrospective transition as of the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings.
		January 1, 2019 (early adoption permitted)	The Company is currently evaluating the impact of adopting this guidance on its financial statements, including EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

3.	Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2017	2016
Receivables
Margin loans, net of allowance for doubtful accounts	$18,331	$15,257
Other brokerage receivables	2,245	1,898
Receivables from brokerage clients — net	$20,576	$17,155

Payables
Interest-bearing payables	$22,840	$28,336
Non-interest-bearing payables	8,403	7,558
Payables to brokerage clients	$31,243	$35,894

At December 31, 2017 and 2016, approximately 22% and 23%, respectively, of CS&Co’s total client accounts were located in California.

4.	Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2017	2016
Equity and bond mutual funds	$318	$272
Schwab Funds® money market funds	135	108
State and municipal debt obligations	52	41
Equity, U.S. Government and corporate debt, and other securities	34	28
Total other securities owned	$539	$449

Equity and bond mutual funds include inventory maintained to facilitate certain Schwab Funds and third-party mutual fund clients’ transactions, and investments made relating to our deferred compensation plan. The positions in Schwab Funds® money market funds arise from certain overnight funding of clients’ redemption, check-writing, and debit card activities. State and municipal debt obligations, equity, U.S. Government and corporate debt, and other securities include securities held to meet clients’ trading activities.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.    Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$20,915	$53	$39	$20,929
U.S. Treasury securities	9,583	—	83	9,500
Asset-backed securities (1)	9,019	34	6	9,047
Corporate debt securities (2)	6,154	16	1	6,169
Certificates of deposit	2,040	2	1	2,041
U.S. agency notes	1,914	—	8	1,906
Commercial paper (2)	313	—	—	313
Foreign government agency securities	51	—	1	50
Non-agency commercial mortgage-backed securities	40	—	—	40
Total available for sale securities	$50,029	$105	$139	$49,995
Held to maturity securities:
U.S. agency mortgage-backed securities	$101,197	$290	$1,034	$100,453
Asset-backed securities (1)	12,937	127	2	13,062
Corporate debt securities (2)	4,078	13	5	4,086
U.S. state and municipal securities	1,247	57	—	1,304
Non-agency commercial mortgage-backed securities	994	10	5	999
U.S. Treasury securities	223	—	3	220
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	1	49
Total held to maturity securities	$120,926	$497	$1,050	$120,373

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$33,167	$120	$92	$33,195
U.S. Treasury securities	8,679	3	59	8,623
Asset-backed securities (1)	20,520	29	214	20,335
Corporate debt securities (2)	9,850	20	18	9,852
Certificates of deposit	2,070	2	1	2,071
U.S. agency notes	1,915	—	8	1,907
Commercial paper (2)	214	—	—	214
Non-agency commercial mortgage-backed securities	45	—	—	45
U.S. state and municipal securities	1,167	2	46	1,123
Total available for sale securities	$77,627	$176	$438	$77,365
Held to maturity securities:
U.S. agency mortgage-backed securities	$72,439	$324	$1,086	$71,677
Asset-backed securities (1)	941	—	—	941
Corporate debt securities (2)	436	—	—	436
U.S. state and municipal securities	68	1	1	68
Non-agency commercial mortgage-backed securities	997	11	4	1,004
U.S. Treasury securities	223	—	4	219
Commercial paper (2)	99	—	—	99
Total held to maturity securities	$75,203	$336	$1,095	$74,444
(1) Approximately 42% and 47% of Asset-backed securities held as of December 31, 2017 and 2016, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit cards represented approximately 40% and 36% of the asset-backed securities held as of December 31, 2017 and 2016, respectively.
(2) As of December 31, 2017 and 2016, approximately 41% and 49%, respectively, of the total AFS and HTM investments in Corporate debt securities and Commercial paper were issued by institutions in the financial services industry. As of December 31, 2017 and 2016, approximately 22% and 19% of the holdings of these securities were issued by institutions in the information technology industry.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The increase in the HTM portfolio at December 31, 2017 compared to December 31, 2016 was primarily attributable to the transfer of $24.7 billion of investment securities from the AFS category to the HTM category during the first quarter of 2017. These securities had a total net unrealized loss of $227 million before income tax in AOCI on the date of transfer. The transfer was made to mitigate the potential volatility in regulatory capital from changes in market values in the AFS securities portfolio and the related impact to AOCI once Schwab crosses $250 billion in consolidated assets. The year after Schwab surpasses $250 billion in consolidated assets, it can no longer exclude AOCI from regulatory capital. The transfer included U.S. agency mortgage-backed securities, asset-backed securities, corporate debt securities, and U.S. state and municipal securities. The unrealized holding gains and losses on the date of transfer, are reported as a separate component of AOCI and as an adjustment to the purchase premium and discount on the securities transferred. The separate component of AOCI will be amortized or accreted into interest income over the remaining life of the securities transferred, offsetting the revised premium or discount amortization or accretion on the transferred assets.

Schwab Bank maintains a secured credit facility with the FHLB, and certain investment securities are pledged as collateral in order to secure borrowing capacity. At December 31, 2017, the Company had pledged securities with a fair value of $24.2 billion with the FHLB. Schwab Bank also pledges certain investment securities as collateral to secure borrowing capacity at the FRB discount window, and had pledged securities with a fair value of $2.5 billion as collateral for this facility at December 31, 2017. In addition, Schwab Bank pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $923 million at December 31, 2017.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. agency mortgage-backed securities	$5,696	$21	$2,548	$18	$8,244	$39
U.S. Treasury securities	4,625	11	4,875	72	9,500	83
Asset-backed securities	904	3	424	3	1,328	6
Corporate debt securities	736	1	120	—	856	1
Certificates of deposit	799	1	—	—	799	1
U.S. agency notes	99	—	1,807	8	1,906	8
Foreign government agency securities	50	1	—	—	50	1
Total	$12,909	$38	$9,774	$101	$22,683	$139
Held to maturity securities:
U.S. agency mortgage-backed securities	$42,102	$310	$24,753	$724	$66,855	$1,034
Asset-backed securities	1,124	2	72	—	1,196	2
Corporate debt securities	1,078	5	—	—	1,078	5
Non-agency commercial mortgage-backed securities	607	5	—	—	607	5
U.S. Treasury securities	220	3	—	—	220	3
Foreign government agency securities	49	1	—	—	49	1
Total	$45,180	$326	$24,825	$724	$70,005	$1,050
Total securities with unrealized losses (1)	$58,089	$364	$34,599	$825	$92,688	$1,189

December 31, 2016
Available for sale securities:
U.S. agency mortgage-backed securities	$14,816	$69	$2,931	$23	$17,747	$92
U.S. Treasury securities	6,926	59	—	—	6,926	59
Asset-backed securities	1,670	13	9,237	201	10,907	214
Corporate debt securities	2,407	17	653	1	3,060	18
Certificates of deposit	474	—	100	1	574	1
U.S. agency notes	1,907	8	—	—	1,907	8
U.S. state and municipal securities	956	46	—	—	956	46
Total	$29,156	$212	$12,921	$226	$42,077	$438
Held to maturity securities:
U.S. agency mortgage-backed securities	$51,361	$1,086	$—	$—	$51,361	$1,086
Non-agency commercial mortgage-backed securities	591	4	—	—	591	4
U.S. Treasury securities	219	4	—	—	219	4
U.S. state and municipal securities	14	1	—	—	14	1
Total	$52,185	$1,095	$—	$—	$52,185	$1,095
Total securities with unrealized losses (2)	$81,341	$1,307	$12,921	$226	$94,262	$1,533
(1) The number of investment positions with unrealized losses totaled 251 for AFS securities and 938 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 627 for AFS securities and 612 for HTM securities.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

At December 31, 2017, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

Management evaluates whether investment securities are OTTI on a quarterly basis as described in Note 2. Amounts recognized as OTTI in earnings or other comprehensive income were immaterial in 2017, 2016, and 2015. As of December 31, 2017 and 2016, the Company did not hold any securities on which OTTI was previously recognized.

The maturities of AFS and HTM securities are as follows:

December 31, 2017	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$61	$2,253	$8,282	$10,333	$20,929
U.S. Treasury securities	2,515	6,985	—	—	9,500
Asset-backed securities	251	6,924	1,261	611	9,047
Corporate debt securities	3,135	3,034	—	—	6,169
Certificates of deposit	575	1,466	—	—	2,041
U.S. agency notes	1,658	248	—	—	1,906
Commercial paper	313	—	—	—	313
Foreign government agency securities	—	50	—	—	50
Non-agency commercial mortgage-backed securities (1)	—	—	—	40	40
Total fair value	$8,508	$20,960	$9,543	$10,984	$49,995
Total amortized cost	$8,517	$20,999	$9,546	$10,967	$50,029
Weighted-average yield (2)	1.53%	1.63%	1.72%	1.79%	1.66%
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$441	$12,680	$29,511	$57,821	$100,453
Asset-backed securities	—	1,003	6,245	5,814	13,062
Corporate debt securities	351	3,206	454	75	4,086
U.S. state and municipal securities	—	—	121	1,183	1,304
Non-agency commercial mortgage-backed securities (1)	—	362	—	637	999
U.S. Treasury securities	—	—	220	—	220
Certificates of deposit	—	200	—	—	200
Foreign government agency securities	—	49	—	—	49
Total fair value	$792	$17,500	$36,551	$65,530	$120,373
Total amortized cost	$792	$17,486	$36,544	$66,104	$120,926
Weighted-average yield (2)	1.97%	2.45%	2.35%	2.16%	2.26%
(1) Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.
(2) The weighted-average yield is computed using the amortized cost at December 31, 2017.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

Year Ended December 31,	2017	2016	2015
Proceeds	$8,617	$5,537	$2,424
Gross realized gains	12	4	1
Gross realized losses	—	—	1

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.	Bank Loans and Related Allowance for Loan Losses

The composition of bank loans and delinquency analysis by loan type is as follows:

December 31, 2017	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans - net
First Mortgages (1,2)	$9,983	$14	$2	$17	$33	$10,016	$16	$10,000
HELOCs (1,2)	1,928	—	3	12	15	1,943	8	1,935
Pledged asset lines	4,361	4	4	—	8	4,369	—	4,369
Other	176	—	—	—	—	176	2	174
Total bank loans	$16,448	$18	$9	$29	$56	$16,504	$26	$16,478

December 31, 2016
First Mortgages (1,2)	$9,100	$15	$3	$16	$34	$9,134	$17	$9,117
HELOCs (1,2)	2,336	2	2	10	14	2,350	8	2,342
Pledged asset lines	3,846	4	1	—	5	3,851	—	3,851
Other	94	—	—	—	—	94	1	93
Total bank loans	$15,376	$21	$6	$26	$53	$15,429	$26	$15,403
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $77 million and $78 million at December 31, 2017 and 2016, respectively.
(2) At December 31, 2017 and 2016, 48% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2017 or 2016.

Schwab Bank maintains a secured credit facility with the FHLB and loan collateral, including First Mortgages and HELOCs, is pledged at the FHLB in order to secure borrowing capacity. The amount of loan collateral pledged was $11.1 billion at December 31, 2017.

Substantially all of the bank loans were collectively evaluated for impairment at both December 31, 2017 and 2016.

Changes in the allowance for loan losses were as follows:

	December 31, 2017				December 31, 2016				December 31, 2015
	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Total (1)
Balance at beginning of year	$17	$8	$1	$26	$20	$11	$—	$31	$29	$13	$42
Charge-offs	(2)	(1)	—	(3)	(1)	(1)	—	(2)	(1)	(2)	(3)
Recoveries	1	1	1	3	1	1	—	2	1	2	3
Provision for loan losses	—	—	—	—	(3)	(3)	1	(5)	(9)	(2)	(11)
Balance at end of year	$16	$8	$2	$26	$17	$8	$1	$26	$20	$11	$31
(1) All PALs were fully collateralized by securities with fair values in excess of borrowings at December 31, 2017, 2016, and 2015.

A summary of impaired bank loan related assets is as follows:

December 31,	2017	2016
Nonaccrual loans (1)	$28	$26
Other real estate owned (2)	3	5
Total nonperforming assets	31	31
Troubled debt restructurings	11	14
Total impaired assets	$42	$45
(1) Nonaccrual loans include nonaccrual troubled debt restructurings.
(2) Included in Other assets on the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Credit Quality

In addition to monitoring delinquency, Schwab monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the following:

•	Year of origination;

•	Borrower FICO scores at origination (Origination FICO);

•	Updated borrower FICO scores (Updated FICO);

•	Loan-to-value ratios at origination (Origination LTV); and

•	Estimated current LTV.

Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in December 2017. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The credit quality indicators of the bank loan portfolio are detailed below:

December 31, 2017	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages:
Estimated Current LTV
<70%	$9,046	775	N/A	0.09%
>70% – <90%	961	769	N/A	0.46%
>90% – <100%	5	714	N/A	10.49%
>100%	4	713	N/A	6.23%
Total	$10,016	775	N/A	0.14%
HELOCs:
Estimated Current LTV (2)
<70%	$1,773	772	32%	0.18%
>70% – <90%	148	755	47%	0.84%
>90% – <100%	14	742	64%	2.85%
>100%	8	718	72%	4.91%
Total	$1,943	770	33%	0.27%
Pledged asset lines:
Weighted Average LTV (2)
= 70%	$4,369	765	41%	—
December 31, 2016	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages:
Estimated Current LTV
<70%	$8,350	774	N/A	0.04%
>70% – <90%	743	768	N/A	0.35%
>90% – <100%	21	747	N/A	2.08%
>100%	20	709	N/A	14.50%
Total	$9,134	773	N/A	0.10%
HELOCs:
Estimated Current LTV (2)
<70%	$2,070	771	35%	0.12%
>70% – <90%	234	757	50%	0.40%
>90% – <100%	29	747	66%	1.74%
>100%	17	728	70%	3.73%
Total	$2,350	769	36%	0.20%
Pledged asset lines:
Weighted Average LTV (2)
= 70%	$3,851	763	46%	—
(1) The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.
(2) Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2017	First Mortgages	HELOCs
Year of origination
Pre-2013	$1,478	$1,349
2013	1,326	147
2014	530	116
2015	1,218	128
2016	2,886	111
2017	2,578	92
Total	$10,016	$1,943
Origination FICO
<620	$6	$1
620 – 679	89	10
680 – 739	1,569	365
>740	8,352	1,567
Total	$10,016	$1,943
Origination LTV
<70%	$7,569	$1,360
>70% – <90%	2,441	574
>90% – <100%	6	9
Total	$10,016	$1,943
December 31, 2016	First Mortgages	HELOCs
Year of origination
Pre-2013	$2,136	$1,765
2013	1,746	193
2014	685	152
2015	1,458	146
2016	3,109	94
Total	$9,134	$2,350
Origination FICO
<620	$8	$—
620 – 679	92	13
680 – 739	1,427	432
>740	7,607	1,905
Total	$9,134	$2,350
Origination LTV
<70%	$6,865	$1,628
>70% – <90%	2,260	709
>90% – <100%	9	13
Total	$9,134	$2,350

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

At December 31, 2017, First Mortgage loans of $9.0 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 33% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 58% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin. HELOCs that convert to an amortizing loan may experience higher delinquencies and higher loss rates than those in the initial draw period. The allowance for loan loss methodology takes this increased inherent risk into consideration.

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2017	Balance
Converted to amortizing loan by period end	$437
Within 1 year	559
> 1 year – 3 years	204
> 3 years – 5 years	149
> 5 years	594
Total	$1,943

At December 31, 2017, $1.5 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2017, the borrowers on approximately 38% of HELOC loan balances outstanding only paid the minimum amount of interest due.

7.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2017	2016
Software	$1,490	$1,335
Buildings	810	807
Leasehold improvements	357	342
Information technology equipment	326	299
Furniture and equipment	193	190
Land	167	168
Construction in progress	142	26
Telecommunications equipment	66	67
Total equipment, office facilities, and property	3,551	3,234
Accumulated depreciation and amortization	(2,080)	(1,935)
Total equipment, office facilities, and property — net	$1,471	$1,299

Depreciation and amortization expense for equipment, office facilities, and property was $232 million, $197 million, and $179 million in 2017, 2016, and 2015, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

8.	Intangible Assets and Goodwill

Intangible assets and goodwill are detailed below:

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Client relationships	$274	$189	$85	$274	$169	$105
Technology	89	66	23	89	56	33
Trade name	15	15	—	16	10	6
Total intangible assets	$378	$270	$108	$379	$235	$144

Amortization expense for intangible assets was $37 million in both 2017 and 2016, and $45 million in 2015.

Estimated future annual amortization expense for intangible assets as of December 31, 2017, is as follows:

2018	$30
2019	27
2020	22
2021	15
2022	11
Thereafter	2
Total	$107

The changes in the carrying amount of goodwill, as allocated to our reportable segments for purposes of testing goodwill for impairment are presented in the following table:

	Investor Services	Advisor Services	Total
Balance at December 31, 2015	$1,096	$131	$1,227
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2016	1,096	131	1,227
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2017	$1,096	$131	$1,227

In 2017, Schwab elected to bypass the qualitative goodwill impairment assessment. As of April 1, 2017, we have determined through quantitative testing that the fair value significantly exceeded the carrying value of each of the reporting units, and concluded that goodwill was not impaired. Schwab did not recognize any goodwill impairment in any of the years presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.    Other Assets

The components of other assets are as follows:

December 31,	2017	2016
Accounts receivable (1)	$461	$451
Interest and dividends receivable	413	325
FHLB stock (2)	405	81
Other investments (3)	376	243
Prepaid expenses	126	90
Deferred tax asset — net	76	143
Other	92	75
Total other assets	$1,949	$1,408
(1) Accounts receivable includes accrued service fee income and a receivable from our loan servicer.
(2) Investments in stock of the FHLB can only be sold to the issuer at its par value. Any cash dividends received from these investments are recognized as interest income in the consolidated statements of income.
(3) Predominantly CRA-related, including LIHTC investments.

10.	Variable Interest Entities

As of December 31, 2017 and 2016, all of Schwab’s involvement with VIEs is through Schwab Bank’s CRA-related investments and most of those related to LIHTC investments. As part of Schwab Bank’s community reinvestment initiatives, Schwab Bank invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. Schwab Bank receives tax credits and other tax benefits for these investments. Schwab Bank’s LIHTC investments are accounted for using the proportional amortization method which amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is included in taxes on income on the consolidated statements of income.

Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but as to which we have concluded it is not the primary beneficiary, are summarized in the table below:

	December 31, 2017			December 31, 2016
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC Investments (1)	$304	$203	$304	$189	$135	$189
Other CRA Investments (2)	69	—	125	60	—	80
Total	$373	$203	$429	$249	$135	$269
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.
(2) Other CRA investments are recorded using either the cost method, equity method, or as HTM securities. Aggregate assets are included in other assets, HTM securities, or bank loans – net on the consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the years ended December 31, 2017 and 2016, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide. Schwab Bank’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab Bank expects to pay substantially all of these commitments between 2018 and 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

11.	Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2017	2016
Interest-bearing deposits:
Deposits swept from brokerage accounts	$148,212	$141,146
Checking	13,388	13,842
Savings and other	7,264	7,792
Total interest-bearing deposits	168,864	162,780
Non-interest-bearing deposits	792	674
Total bank deposits	$169,656	$163,454

12.    Borrowings

CSC’s senior notes are unsecured obligations and rank equally with the other unsecured senior debt. CSC may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the senior notes. The following table lists long-term debt by instrument outstanding as of December 31, 2017 and 2016.
໿

	Date of	Principal Amount Outstanding
	Issuance	2017	2016
Fixed-Rate Senior Notes:
1.500% due March 10, 2018 (1)	03/10/15	$625	$625
2.200% due July 25, 2018	07/25/13	275	275
4.450% due July 22, 2020	07/22/10	700	700
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	—
3.000% due March 10, 2025	03/10/15	375	375
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	—
3.200% due January 25, 2028	12/07/17	700	—
Total fixed-rate senior notes		4,731	2,581
6.375% Medium-Term Notes		—	250
5.450% Finance lease obligation (2)	06/04/04	61	68
Unamortized discount, net		(14)	(13)
Debt issuance costs		(25)	(10)
Total long-term debt		$4,753	$2,876
(1) Redeemed on February 8, 2018. See Note 25.
(2) Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation is being reduced by a portion of the lease payments over the remaining lease term through June 30, 2024.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on long-term debt outstanding at December 31, 2017, are as follows:

2018	$908
2019	8
2020	709
2021	9
2022	266
Thereafter	2,892
Total maturities	4,792
Unamortized discount, net	(14)
Debt issuance costs	(25)
Total long-term debt	$4,753

Short-term borrowings: Schwab Bank maintains a secured credit facility with the FHLB. Amounts available under this facility are dependent on the amount of Schwab Bank’s First Mortgages, HELOCs, and the fair value of certain of Schwab Bank’s investment securities that are pledged as collateral. As of December 31, 2017, the collateral pledged by Schwab Bank provided a total borrowing capacity of $32.3 billion of which $15.0 billion was outstanding. No amounts were outstanding under this facility as of December 31, 2016. The Company could increase its borrowing capacity by pledging additional securities.

As a condition of the FHLB borrowings, Schwab Bank is required to hold FHLB stock, with the investment recorded in other assets on the consolidated balance sheets. The investment in FHLB was $405 million and $81 million at December 31, 2017 and 2016, respectively.

13.	Commitments and Contingencies

Loan Portfolio: Schwab Bank provides a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for Schwab Bank clients. Under the Program, Schwab Bank purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. Schwab Bank purchased First Mortgages of $2.8 billion and $3.3 billion during 2017 and 2016, respectively. Schwab purchased HELOCs with commitments of $461 million and $440 million during 2017 and 2016, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

December 31,	2017	2016
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$10,060	$8,445
Commitments to purchase First Mortgage loans	308	466
Total	$10,368	$8,911

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Operating leases: Schwab has non-cancelable operating leases for office space and equipment. Future annual minimum rental commitments under these leases, net of contractual subleases are as follows:

December 31, 2017	Operating Leases	Subleases	Net
2018	$137	$6	$131
2019	119	4	115
2020	109	4	105
2021	86	4	82
2022	68	2	66
Thereafter	310	1	309
Total	$829	$21	$808

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense relating to operating leases was $136 million, $123 million, and $116 million in 2017, 2016, and 2015, respectively.

Purchase obligations: Schwab has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. The Company has purchase obligations as follows:

December 31, 2017
2018	$305
2019	148
2020	71
2021	26
2022	22
Thereafter	181
Total	$753

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At December 31, 2017, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at December 31, 2017. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

Schwab also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

Legal contingencies: Schwab is subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies.

Predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; potential opportunities for settlement and the status of any

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

settlement discussions; and potential insurance coverage and indemnification. It may not be reasonably possible to estimate a range of potential liability until the matter is closer to resolution – pending, for example, further proceedings, the outcome of key motions or appeals, or discussions among the parties. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

Schwab believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. Unless otherwise noted, the Company is unable to provide a reasonable estimate of any potential liability given the stage of proceedings in the matter. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear reasonably possible that the outcome of any such matter would be material to the financial condition, operating results, or cash flows of the Company.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleged violations of state law and federal securities law in connection with the fund’s investment policy, named CSIM, Schwab Investments (registrant and issuer of the fund’s shares), and certain current and former fund trustees as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a fundholder vote. Plaintiff seeks unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs, and attorneys’ fees on behalf of a putative class of investors who held shares as of August 31, 2007, and a putative class of investors who purchased the shares between September 1, 2017 and February 27, 2009. Plaintiff’s federal securities law claim and certain of plaintiff’s state law claims were dismissed. On August 8, 2011, the court dismissed plaintiff’s remaining claims with prejudice. Plaintiff appealed to the Ninth Circuit, which issued a ruling on March 9, 2015 reversing the district court’s dismissal of the case and remanding the case for further proceedings. Plaintiff filed a fourth amended complaint on June 25, 2015, and in decisions issued October 6, 2015 and February 23, 2016, the court dismissed all claims with prejudice. Plaintiff has appealed to the Ninth Circuit, where the case is again pending.

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Defendants have answered the complaint to deny all allegations, and intend to vigorously contest the lawsuit.

14.	Financial Instruments Subject to Off-Balance Sheet Credit Risk

Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. We also set standards for the credit quality of the counterparty, monitor the fair value of the underlying securities as compared to the related receivable, including accrued interest, and require additional collateral where deemed appropriate. Schwab utilizes the collateral provided under these resale agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. Schwab’s resale agreements are not subject to master netting arrangements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $215 million and $213 million at December 31, 2017 and 2016, respectively. All of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at December 31, 2017 and 2016.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
December 31, 2017
Assets:
Resale agreements (1)	$6,596	$—	$6,596	$—	$(6,596)	(2)	$—
Securities borrowed (3)	222	—	222	(199)	(22)		1
Total	$6,818	$—	$6,818	$(199)	$(6,618)		$1
Liabilities:
Securities loaned (4,5)	$966	$—	$966	$(199)	$(670)		$97
Total	$966	$—	$966	$(199)	$(670)		$97

December 31, 2016
Assets:
Resale agreements (1)	$9,547	$—	$9,547	$—	$(9,547)	(2)	$—
Securities borrowed (3)	393	—	393	(200)	(189)		4
Total	$9,940	$—	$9,940	$(200)	$(9,736)		$4
Liabilities:
Securities loaned (4,5)	$1,996	$—	$1,996	$(200)	$(1,660)		$136
Total	$1,996	$—	$1,996	$(200)	$(1,660)		$136
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At December 31, 2017 and 2016, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $6.7 billion and $9.8 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2017 and 2016.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities.

Client trade settlement: Schwab is obligated to settle transactions with brokers and other financial institutions even if our clients fail to meet their obligations to us. Clients are required to complete their transactions on settlement date, generally two business days after the trade date. If clients do not fulfill their contractual obligations, we may incur losses. We have established procedures to reduce this risk by requiring deposits from clients in excess of amounts prescribed by regulatory requirements for certain types of trades, and therefore the potential to make payments under these client transactions is remote. Accordingly, no liability has been recognized for these transactions.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

December 31,	2017	2016
Fair value of client securities available to be pledged	$25,905	$21,516
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	2,280	1,519
Fulfillment of client short sales	2,011	2,048
Securities lending to other broker-dealers	784	1,626
Total collateral pledged	$5,075	$5,193
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $78 million as of December 31, 2017 and $58 million as of December 31, 2016.

(1)	Client securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

15.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. We did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during 2017 or 2016. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2017 or 2016.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$2,727	$—	$—	$2,727
Total cash equivalents	2,727	—	—	2,727
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,198	—	2,198
U.S. Government securities	—	3,658	—	3,658
Total investments segregated and on deposit for regulatory purposes	—	5,856	—	5,856
Other securities owned:
Equity and bond mutual funds	318	—	—	318
Schwab Funds® money market funds	135	—	—	135
State and municipal debt obligations	—	52	—	52
Equity, U.S. Government and corporate debt, and other securities	2	32	—	34
Total other securities owned	455	84	—	539
Available for sale securities:
U.S. agency mortgage-backed securities	—	20,929	—	20,929
U.S. Treasury securities	—	9,500	—	9,500
Asset-backed securities	—	9,047	—	9,047
Corporate debt securities	—	6,169	—	6,169
Certificates of deposit	—	2,041	—	2,041
U.S. agency notes	—	1,906	—	1,906
Commercial paper	—	313	—	313
Foreign government agency securities	—	50	—	50
Non-agency commercial mortgage-backed securities	—	40	—	40
Total available for sale securities	—	49,995	—	49,995
Total	$3,182	$55,935	$—	$59,117

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,514	$—	$—	$1,514
Total cash equivalents	1,514	—	—	1,514
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,525	—	2,525
U.S. Government securities	—	6,111	—	6,111
Total investments segregated and on deposit for regulatory purposes	—	8,636	—	8,636
Other securities owned:
Equity and bond mutual funds	272	—	—	272
Schwab Funds® money market funds	108	—	—	108
State and municipal debt obligations	—	41	—	41
Equity, U.S. Government and corporate debt, and other securities	2	26	—	28
Total other securities owned	382	67	—	449
Available for sale securities:
U.S. agency mortgage-backed securities	—	33,195	—	33,195
U.S. Treasury securities	—	8,623	—	8,623
Asset-backed securities	—	20,335	—	20,335
Corporate debt securities	—	9,852	—	9,852
Certificates of deposit	—	2,071	—	2,071
U.S. agency notes	—	1,907	—	1,907
Commercial paper	—	214	—	214
U.S. state and municipal securities	—	1,123	—	1,123
Non-agency commercial mortgage-backed securities	—	45	—	45
Total available for sale securities	—	77,365	—	77,365
Total	$1,896	$86,068	$—	$87,964

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of other financial instruments are also described in Note 2. There were no significant changes in these methodologies or assumptions during 2017. The following tables present the fair value hierarchy for other financial instruments:

December 31, 2017	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$11,490	$—	$11,490	$—	$11,490
Cash and investments segregated and on deposit for regulatory purposes	9,277	—	9,277	—	9,277
Receivables from brokers, dealers, and clearing organizations	649	—	649	—	649
Receivables from brokerage clients — net	20,568	—	20,568	—	20,568
Held to maturity securities:
U.S. agency mortgage-backed securities	101,197	—	100,453	—	100,453
Asset-backed securities	12,937	—	13,062	—	13,062
Corporate debt securities	4,078	—	4,086	—	4,086
U.S. state and municipal securities	1,247	—	1,304	—	1,304
Non-agency commercial mortgage-backed securities	994	—	999	—	999
U.S. Treasury securities	223	—	220	—	220
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	49	—	49
Total held to maturity securities	120,926	—	120,373	—	120,373
Bank loans — net:
First Mortgages	10,000	—	9,917	—	9,917
HELOCs	1,935	—	2,025	—	2,025
Pledged asset lines	4,369	—	4,369	—	4,369
Other	174	—	174	—	174
Total bank loans — net	16,478	—	16,485	—	16,485
Other assets	781	—	781	—	781
Total	$180,169	$—	$179,623	$—	$179,623
Liabilities:
Bank deposits	$169,656	$—	$169,656	$—	$169,656
Payables to brokers, dealers, and clearing organizations	1,287	—	1,287	—	1,287
Payables to brokerage clients	31,243	—	31,243	—	31,243
Accrued expenses and other liabilities	1,463	—	1,463	—	1,463
Short-term borrowings	15,000	—	15,000	—	15,000
Long-term debt	4,753	—	4,811	—	4,811
Total	$223,402	$—	$223,460	$—	$223,460

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2016	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$9,314	$—	$9,314	$—	$9,314
Cash and investments segregated and on deposit for regulatory purposes	13,533	—	13,533	—	13,533
Receivables from brokers, dealers, and clearing organizations	728	—	728	—	728
Receivables from brokerage clients — net	17,151	—	17,151	—	17,151
Held to maturity securities:
U.S. agency mortgage-backed securities	72,439	—	71,677	—	71,677
Asset-backed securities	941	—	941	—	941
Corporate debt securities	436	—	436	—	436
U.S. state and municipal securities	68	—	68	—	68
Non-agency commercial mortgage-backed securities	997	—	1,004	—	1,004
U.S. Treasury securities	223	—	219	—	219
Commercial paper	99	—	99	—	99
Total held to maturity securities	75,203	—	74,444	—	74,444
Bank loans — net:
First Mortgages	9,117	—	9,064	—	9,064
HELOCs	2,342	—	2,458	—	2,458
Pledged asset lines	3,851	—	3,851	—	3,851
Other	93	—	94	—	94
Total bank loans — net	15,403	—	15,467	—	15,467
Other assets	328	—	328	—	328
Total	$131,660	$—	$130,965	$—	$130,965
Liabilities:
Bank deposits	$163,454	$—	$163,454	$—	$163,454
Payables to brokers, dealers, and clearing organizations	2,407	—	2,407	—	2,407
Payables to brokerage clients	35,894	—	35,894	—	35,894
Accrued expenses and other liabilities	1,169	—	1,169	—	1,169
Long-term debt	2,876	—	2,941	—	2,941
Total	$205,800	$—	$205,865	$—	$205,865

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

16.    Stockholders’ Equity

CSC did not issue any shares of common stock during 2017, 2016, or 2015.

CSC was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at December 31, 2017 and 2016. The following is a summary of CSC’s non-cumulative perpetual preferred stock outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2017		Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-month LIBOR plus:
	Shares Issued and Outstanding (In thousands) at December 31,(1)		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2017	2016		2017	2016	Issue Date
Fixed-rate:
Series B (2)	—	485	1,000	$—	$482	06/06/12	—	—	N/A	N/A
Series C	600	600	1,000	585	585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	—	100,000	492	—	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total Preferred Stock	1,761	2,241		$2,793	$2,783
(1) Represented by depositary shares, except for Series A
(2) On December 1, 2017, CSC redeemed all of the outstanding shares of its 6.00% Non-Cumulative Preferred Stock, Series B at their stated redemption value.

Dividends on CSC’s preferred stock are not cumulative and will only be paid on a series of preferred stock for a dividend period if declared by CSC’s Board of Directors. Under the terms of each series of preferred stock, CSC’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the series of preferred stock, is subject to restrictions in the event that CSC does not declare and either pay or set aside a sum sufficient for payment of dividends on the series of preferred stock for the immediately preceding dividend period.

Dividends on fixed-rate preferred stock are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semiannually while at a fixed rate, and will become payable quarterly after converting to a floating rate.

Redemption Rights

Each series of CSC’s stock may be redeemed at CSC’s option on any dividend payment date on or after the earliest redemption date for that series. All outstanding preferred stock series may also be redeemed following a “capital treatment event,” as described in the terms of each series. Any redemption of CSC’s preferred stock is subject to approval from the Federal Reserve.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.	Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2017			2016			2015
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$13	$(7)	$6	$(44)	$16	$(28)	$(477)	$178	$(299)
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	227	(85)	142	—	—	—	—	—	—
Other reclassifications included in other revenue	(12)	4	(8)	(4)	2	(2)	—	—	—
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	(227)	85	(142)	—	—	—	—	—	—
Amortization of amounts previously recorded upon transfer from available for sale	31	(11)	20	—	—	—	—	—	—
Other	(11)	4	(7)	1	—	1	—	—	—
Other comprehensive income (loss)	$21	$(10)	$11	$(47)	$18	$(29)	$(477)	$178	$(299)
(1) See Note 5 for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

AOCI balances are as follows:

Total Accumulated Other Comprehensive Income
Balance at December 31, 2014	$165
Net unrealized gain (loss) on available for sale securities	(299)
Balance at December 31, 2015	$(134)
Net unrealized gain (loss) on available for sale securities	(30)
Other	$1
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	6
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(8)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	20
Other	(7)
Balance at December 31, 2017	$(152)

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.	Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans

Schwab’s share-based incentive plans provide for granting options and restricted stock units to employees, officers, and directors. In addition, we offer retirement and employee stock purchase plans to eligible employees and sponsor deferred compensation plans for eligible officers and non-employee directors.

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2017	2016	2015
Stock option expense	$50	$45	$46
Restricted stock unit expense	94	89	83
Employee stock purchase plan expense	9	7	6
Total share-based compensation expense	$153	$141	$135
Income tax benefit on share-based compensation expense (1)	$(57)	$(53)	$(51)
(1) Excludes the 2017 income tax benefit of $87 million due to the adoption of ASU 2016-09, as disclosed in Note 2.

The Company issues shares for stock options and restricted stock units from treasury stock. At December 31, 2017, the Company was authorized to grant up to 44 million common shares under its existing stock incentive plans. Additionally, at December 31, 2017, the Company had 37 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2017, there was $268 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2021 with a remaining weighted-average service period of 1.9 years for stock options, 2.4 years for restricted stock units, and 0.3 years for performance stock units.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

Stock option activity is summarized below:

	Number of Options (In millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	37	$22.12	6.50	$649
Granted	4	43.71
Exercised	(9)	18.20
Forfeited	—	31.02
Expired	—	24.82
Outstanding at December 31, 2017	32	$26.16	6.38	$814
Vested and expected to vest at December 31, 2017	31	$26.02	6.35	$811
Vested and exercisable at December 31, 2017	20	$20.82	5.02	$612

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2017	2016	2015
Weighted-average fair value of options granted per share	$13.04	$8.73	$8.56
Cash received from options exercised	171	144	90
Tax benefit realized on options exercised	70	38	22
Aggregate intrinsic value of options exercised	241	149	90

We use an option pricing model to estimate the fair value of options granted. The model takes into account the contractual term of the stock option, expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term similar to the contractual term of the option. We use historical option exercise data, which includes employee termination data, to estimate the probability of future option exercises. The Black-Scholes model is used to solve for the expected life of options. The assumptions used to value the options granted during the years presented and their expected lives were as follows:

Year Ended December 31,	2017	2016	2015
Weighted-average expected dividend yield	1.06%	1.22%	1.22%
Weighted-average expected volatility	34%	30%	28%
Weighted-average risk-free interest rate	2.1%	1.8%	2.2%
Expected life (in years)	4.1 - 5.3	4.7 - 7.3	4.7 - 7.5

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a three- to five-year period, while performance-based restricted stock units also require the Company achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2017, 2016, and 2015 was $127 million, $105 million, and $126 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Number of Units (In millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2016	8	$29.41
Granted	2	44.23
Vested	(3)	28.15
Forfeited	—	30.86
Outstanding at December 31, 2017	7	$35.16

Retirement Plan

Employees can participate in the Schwab’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $92 million, $83 million, and $78 million in 2017, 2016, and 2015, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Deferred Compensation Plans

Schwab’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $160 million and $135 million at December 31, 2017 and 2016, respectively.

FC Career Achievement Plan

The FC career achievement plan was implemented in January 2014 and is a noncontributory, unfunded, nonqualified plan for eligible FCs. An FC is eligible for earned cash payments after retirement contingent upon meeting certain performance levels, tenure, age and client transitioning requirements. Allocations to the plan are completed annually by the Company and are subject to general creditors of the Company. Based on the performance level achieved, an FC will receive an award calculated as a percentage of eligible compensation. Full vesting occurs when an FC reaches 60 years of age and has at least ten years of service with the Company. The Company is using the Society of Actuaries MP-2017 mortality improvement scale for its mortality assumptions.

The following table presents the changes in projected benefit obligation:

December 31,	2017	2016
Projected benefit obligation at beginning of year	$26	$17
Benefit cost	9	7
Actuarial (gain)/loss	9	2
Projected benefit obligation at end of year (1)	$44	$26
(1) This amount is recognized as a liability on the consolidated balance sheets and also depicts the accumulated benefit obligation.

The following table presents the net benefit cost and assumptions used to determine the net benefit cost:

December 31,	2017	2016	2015
Service cost	$8	$6	$8
Interest cost	1	1	—
Net benefit cost	$9	$7	$8

Assumptions used to determine net benefit cost:
Discount rate	3.71%	4.62%	4.19%
Rate of compensation increase	3.00%	3.00%	3.00%
Investment crediting rate for notional account balances	6.50%	6.50%	6.50%

The following tables present the change in AOCI attributable to the components of the net cost and the change in benefit obligation and the amounts recognized in AOCI:

December 31,	2017	2016
Change in AOCI:
Beginning balance	$1	$—
Actuarial gain/(loss)	(11)	1
Ending balance	$(10)	$1

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31,	2017	2016
Components in AOCI:
Net gain/(loss)	$(10)	$1
Amount recognized in AOCI	$(10)	$1
Tax effect	$4	$—
Net amount recognized in AOCI	$(6)	$1
໿

19.	Taxes on Income

On December 22, 2017, P.L. 115-97, known as the Tax Cuts and Jobs Act (the Tax Act), was signed into law. Among other things, the Tax Act lowers the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740 Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, Schwab recognized a $46 million one-time non-cash charge to taxes on income in the fourth quarter of 2017 associated with the remeasurement of net deferred tax assets and other tax adjustments related to the Tax Act. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, our accounting for various elements of the Tax Act may be affected by other related analysis including, but not limited to, bonus depreciation that will allow for immediate expensing of qualified property and the state tax effect of adjustments made to federal temporary differences. As such, the impact of the Tax Act is an estimate pending further information and the analysis noted.

The components of taxes on income are as follows:

Year Ended December 31,	2017	2016	2015
Current:
Federal	$1,132	$980	$740
State	106	109	99
Total current	1,238	1,089	839
Deferred:
Federal	58	13	(6)
State	—	2	(1)
Total deferred	58	15	(7)
Taxes on income	$1,296	$1,104	$832

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2017	2016
Deferred tax assets:
Employee compensation, severance, and benefits	$133	$216
Net unrealized loss on available for sale securities	57	97
Reserves and allowances	15	25
Facilities lease commitments	14	25
State and local taxes	12	17
Net operating loss carryforwards	5	5
Other	3	—
Total deferred tax assets	239	385
Valuation allowance	(2)	(3)
Deferred tax assets — net of valuation allowance	237	382
Deferred tax liabilities:
Capitalized internal-use software development costs	(89)	(118)
Depreciation and amortization	(72)	(114)
Other	—	(7)
Total deferred tax liabilities	(161)	(239)
Deferred tax asset — net (1)	$76	$143
(1) Amounts are included in other assets on the consolidated balance sheets at both December 31, 2017 and 2016.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.4	2.6
Equity compensation benefit	(2.4)	—	—
Other (1)	0.7	(0.5)	(1.1)
Effective income tax rate	35.5%	36.9%	36.5%
(1) Includes the impact of one-time charge to taxes on income associated with the Tax Act.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2017	2016
Balance at beginning of year	$93	$48
Additions for tax positions related to the current year	22	16
Additions for tax positions related to prior years	15	32
Reductions for tax positions related to prior years	(2)	(2)
Reductions due to lapse of statute of limitations	—	—
Reductions for settlements with tax authorities	(17)	(1)
Balance at end of year	$111	$93

Unrecognized tax benefits totaled $111 million and $93 million as of December 31, 2017 and 2016, respectively, $104 million and $85 million of which if recognized would affect the annual effective tax rate.

Interest was accrued related to unrecognized tax benefits in tax expense and penalties in other expense. Approximately $5 million and $8 million for the payment of interest and penalties was accrued at December 31, 2017 and 2016, respectively.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state and applicable local jurisdictions’ taxing authorities. Federal returns for 2011 through 2016 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

20.	Earnings Per Common Share

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

Year Ended December 31,	2017	2016	2015
Net income	$2,354	$1,889	$1,447
Preferred stock dividends and other (1)	(174)	(143)	(83)
Net income available to common stockholders	$2,180	$1,746	$1,364
Weighted-average common shares outstanding — basic	1,339	1,324	1,315
Common stock equivalent shares related to stock incentive plans	14	10	12
Weighted-average common shares outstanding — diluted (2)	1,353	1,334	1,327
Basic EPS	$1.63	$1.32	$1.04
Diluted EPS	$1.61	$1.31	$1.03
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 15 million, 26 million, and 23 million shares in 2017, 2016, and 2015, respectively.

21.    Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s primary depository institution subsidiary, is a federal savings bank. CSC is subject to examination, supervision, and regulation by the Federal Reserve. Schwab Bank is subject to examination, supervision, and regulation by the OCC, as its primary regulator, the FDIC as its deposit insurer, and the CFPB. CSC is required to serve as a source of strength for Schwab Bank.

Schwab Bank is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by Schwab Bank. In addition, Schwab Bank is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and Schwab Bank are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and Schwab Bank. At December 31, 2017, both CSC and Schwab Bank met all of their respective capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for CSC (consolidated) and Schwab Bank are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$14,630	19.3%	N/A		$3,414	4.5%
Tier 1 Risk-Based Capital	17,423	23.0%	N/A		4,552	6.0%
Total Risk-Based Capital	17,452	23.0%	N/A		6,069	8.0%
Tier 1 Leverage	17,423	7.6%	N/A		9,218	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$13,355	20.1%	$4,324	6.5%	$2,993	4.5%
Tier 1 Risk-Based Capital	13,355	20.1%	5,321	8.0%	3,991	6.0%
Total Risk-Based Capital	13,382	20.1%	6,652	10.0%	5,321	8.0%
Tier 1 Leverage	13,355	7.1%	9,462	5.0%	7,569	4.0%

December 31, 2016
CSC
Common Equity Tier 1 Risk-Based Capital	$12,574	18.4%	N/A		$3,068	4.5%
Tier 1 Risk-Based Capital	15,357	22.5%	N/A		4,091	6.0%
Total Risk-Based Capital	15,384	22.6%	N/A		5,454	8.0%
Tier 1 Leverage	15,357	7.2%	N/A		8,516	4.0%
Schwab Bank
Common Equity Tier 1 Risk-Based Capital	$11,878	19.8%	$3,894	6.5%	$2,696	4.5%
Tier 1 Risk-Based Capital	11,878	19.8%	4,793	8.0%	3,595	6.0%
Total Risk-Based Capital	11,904	19.9%	5,992	10.0%	4,793	8.0%
Tier 1 Leverage	11,878	7.0%	8,456	5.0%	6,765	4.0%
N/A Not Applicable.

Based on its regulatory capital ratios at December 31, 2017, Schwab Bank is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2017 that management believes have changed Schwab Bank’s capital category.

The Federal Reserve requires Schwab Bank to maintain reserve balances at the Federal Reserve based on its deposits that are considered to be transaction accounts. Schwab Bank’s average reserve requirements were $1.6 billion and $1.5 billion in 2017 and 2016, respectively.

Beginning on January 1, 2016, CSC and Schwab Bank became subject to a new capital conservation buffer requirement of 0.625% of risk-weighted assets, increasing each year by 0.625% until fully implemented at 2.5% of risk-weighted assets in January 2019. The capital conservation buffer is in addition to the minimum risk-based capital requirements described above. Failure to maintain the capital conservation buffer would limit an entity’s ability to make capital distributions and discretionary bonus payments to executive officers. At December 31, 2017, both CSC’s and Schwab Bank’s capital levels exceeded the fully implemented capital conservation buffer requirement.

CS&Co, a securities broker-dealer, is subject to the Uniform Net Capital Rule. CS&Co computes its net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement of $250,000, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

During 2017, optionsXpress, Inc., a wholly-owned subsidiary of the Company, was renamed as Charles Schwab Futures (CS Futures). In October 2017, CS Futures transferred all of its retail brokerage customer accounts along with the related operations to CS&Co. CS Futures was de-registered as a securities broker-dealer with the SEC but remains a registered Futures Commission Merchant with the Commodity Futures Trading Commission.

Net capital and net capital requirements for CS&Co are as follows:

December 31,	2017	2016
Net capital	$2,118	$1,846
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	435	355
Net capital in excess of required net capital	1,683	1,491

In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2017. The SEC Customer Protection Rule requires broker-dealers to segregate client fully paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2017 for CS&Co totaled $15.3 billion. On January 3, 2018, CS&Co deposited a net amount of $704 million of cash into its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2016 for CS&Co totaled $22.5 billion. On January 4, 2017, a net amount of $1.6 billion of cash was deposited into the segregated reserve accounts.

22.	Segment Information

Schwab’s two reportable segments are Investor Services and Advisor Services. Schwab structures the operating segments according to its clients and the services provided to those clients. The Investor Services segment provides retail brokerage and banking services to individual investors and retirement plan services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking, and support services, as well as retirement business services, to independent RIAs, independent retirement advisors, and recordkeepers. Revenues and expenses are allocated to the Company’s two segments based on which segment services the client.

The accounting policies of the segments are the same as those described in Note 2. For the computation of its segment information, Schwab utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation and amortization, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development) and a funds transfer pricing methodology to allocate certain revenues.

Management evaluates the performance of its segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions between the segments.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net Revenues:
Net interest revenue	$3,231	$2,591	$2,133	$1,051	$731	$392	$4,282	$3,322	$2,525
Asset management and
administration fees	2,344	2,093	1,837	1,048	962	813	3,392	3,055	2,650
Trading revenue	408	524	556	246	301	310	654	825	866
Other	217	199	234	73	72	94	290	271	328
Provision for loan losses	—	4	11	—	1	—	—	5	11
Total net revenues	6,200	5,411	4,771	2,418	2,067	1,609	8,618	7,478	6,380
Expenses Excluding Interest	3,725	3,380	3,090	1,243	1,105	1,011	4,968	4,485	4,101
Income before taxes on income	$2,475	$2,031	$1,681	$1,175	$962	$598	$3,650	$2,993	$2,279
Capital expenditures	$265	$234	$195	$147	$119	$90	$412	$353	$285
Depreciation and amortization	$203	$180	$171	$66	$54	$53	$269	$234	$224

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

23.	The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2017	2016	2015
Interest revenue	$33	$22	$12
Interest expense	(114)	(100)	(86)
Net interest expense	(81)	(78)	(74)
Other	3	1	4
Expenses excluding interest	(32)	(21)	(27)
Loss before income tax benefit and equity in net income of subsidiaries	(110)	(98)	(97)
Income tax benefit	27	34	41
Loss before equity in net income of subsidiaries	(83)	(64)	(56)
Equity in net income of subsidiaries:
Equity in undistributed net income of subsidiaries	1,479	1,690	1,287
Dividends from bank subsidiary	625	—	—
Dividends from non-bank subsidiaries	333	263	216
Net Income	2,354	1,889	1,447
Preferred stock dividends and other (1)	174	143	83
Net Income Available to Common Stockholders	$2,180	$1,746	$1,364
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

Condensed Balance Sheets

December 31,	2017	2016
Assets
Cash and cash equivalents	$2,825	$1,189
Receivables from subsidiaries	571	503
Available for sale securities	573	569
Held to maturity securities	223	223
Other securities owned — at fair value	76	75
Loans to non-bank subsidiaries	448	—
Investment in non-bank subsidiaries	5,393	5,044
Investment in bank subsidiary	13,224	11,726
Other assets	160	124
Total assets	$23,493	$19,453
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$276	$219
Payables to subsidiaries	—	6
Long-term debt	4,692	2,807
Total liabilities	4,968	3,032
Stockholders’ equity	18,525	16,421
Total liabilities and stockholders’ equity	$23,493	$19,453

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2017	2016	2015
Cash Flows from Operating Activities
Net income	$2,354	$1,889	$1,447
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed earnings of subsidiaries	(1,479)	(1,690)	(1,287)
Other	5	(37)	(31)
Net change in:
Other securities owned	(1)	(10)	9
Other assets	(26)	(27)	(32)
Accrued expenses and other liabilities	44	30	4
Net cash provided by (used for) operating activities	897	155	110
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	(374)	95	93
Increase in investments in subsidiaries	(342)	(1,547)	(611)
Repayments (Advances) of subordinated loan to CS&Co	—	465	(150)
Purchases of available for sale securities	(201)	(2)	(842)
Proceeds from sales of available for sale securities	197	2	200
Principal payments on available for sale securities	—	—	75
Purchases of held to maturity securities	—	—	(223)
Other investing activities	(6)	(4)	—
Net cash provided by (used for) investing activities	(726)	(991)	(1,458)
Cash Flows from Financing Activities
Issuance of long-term debt	2,129	—	1,346
Repayment of long-term debt	(250)	—	(350)
Net proceeds from preferred stock offerings	492	1,316	581
Redemption of preferred stock	(485)	—	—
Dividends paid	(592)	(486)	(387)
Proceeds from stock options exercised and other	171	144	90
Other financing activities	—	44	32
Net cash provided by (used for) financing activities	1,465	1,018	1,312
Increase (Decrease) in Cash and Cash Equivalents	1,636	182	(36)
Cash and Cash Equivalents at Beginning of Year	1,189	1,007	1,043
Cash and Cash Equivalents at End of Year	$2,825	$1,189	$1,007

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

24.    Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2017:
Total Net Revenues	$2,242	$2,165	$2,130	$2,081
Total Expenses Excluding Interest	$1,289	$1,220	$1,221	$1,238
Net Income	$597	$618	$575	$564
Net Income Available to Common Stockholders	$550	$575	$530	$525
Weighted-Average Common Shares Outstanding — Basic	1,343	1,339	1,338	1,336
Weighted-Average Common Shares Outstanding — Diluted	1,358	1,353	1,351	1,351
Earnings Per Common Share — Basic	$.41	$.43	$.40	$.39
Earnings Per Common Share — Diluted	$.41	$.42	$.39	$.39
Dividends Declared Per Common Share	$.08	$.08	$.08	$.08
Range of Common Stock Price Per Share:
High	$52.52	$44.35	$44.10	$43.65
Low	$42.20	$38.06	$37.16	$37.62
Range of Price/Earnings Ratio (1):
High	33	28	30	31
Low	26	24	25	27
Year Ended December 31, 2016:
Total Net Revenues	$1,972	$1,914	$1,828	$1,764
Total Expenses Excluding Interest	$1,148	$1,120	$1,108	$1,109
Net Income	$522	$503	$452	$412
Net Income Available to Common Stockholders	$478	$470	$406	$392
Weighted-Average Common Shares Outstanding — Basic	1,329	1,324	1,322	1,321
Weighted-Average Common Shares Outstanding — Diluted	1,341	1,334	1,333	1,330
Earnings Per Common Share — Basic	$.36	$.36	$.31	$.30
Earnings Per Common Share — Diluted	$.36	$.35	$.30	$.29
Dividends Declared Per Common Share	$.07	$.07	$.07	$.06
Range of Common Stock Price Per Share:
High	$40.58	$31.87	$31.07	$32.23
Low	$30.66	$23.83	$24.02	$21.51
Range of Price/Earnings Ratio (1):
High	31	26	27	29
Low	24	20	21	20
(1) Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per common share for the preceding 12-month period ending on the last day of the quarter presented.

໿
25.    Subsequent Event

On February 8, 2018, CSC redeemed all of its outstanding 1.500% Senior Notes due March 10, 2018. The aggregate principal amount of the notes was $625 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of The Charles Schwab Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 22, 2018

We have served as the Company's auditor since 1976.

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

The Company’s internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2018 (the Proxy Statement) under “Members of the Board of Directors,” “Corporate Governance,” “Director Nominations,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2017 Summary Compensation Table,” “Executive Compensation Tables – 2017 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2017 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2017,” “Executive Compensation Tables – 2017 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2017 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

THE CHARLES SCHWAB CORPORATION

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

THE CHARLES SCHWAB CORPORATION

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Other financial statement schedules required pursuant to this Item are omitted because of the absence of conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in Item 8.

THE CHARLES SCHWAB CORPORATION

(b)  Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

3.11
Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, re-filed as Exhibit 3.11 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

3.14
Fourth Restated Bylaws, as amended on January 27, 2010, of the Registrant, re-filed as Exhibit 3.14 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

3.15
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of The Charles Schwab Corporation, re-filed as Exhibit 3.15 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

3.16
Certificate of Designations of 6.00% Non-Cumulative Perpetual Preferred Stock, Series B, of the Charles Schwab Corporation, re-filed as Exhibit 3.16 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

3.17
Certificate of Designations of 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated August 3, 2015, and incorporated herein by reference.

3.18
Certificate of Designations of 5.95% Non-Cumulative Perpetual Preferred Stock, Series D, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 7, 2016, and incorporated herein by reference.

3.19
Certificate of Designations of 4.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated October 31, 2016, and incorporated herein by reference.

3.20
Certificate of Designations of 5.00% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series F, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated October 31, 2017, and incorporated herein by reference.

3.21
Certificate of Elimination of the 6.00% Non-Cumulative Perpetual Preferred Stock, Series B of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated December 15, 2017, and incorporated herein by reference.

4.1
Deposit Agreement, dated June 6, 2012, between the Company and Wells Fargo Bank, N.A., as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

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

4.5
Deposit Agreement, dated October 31, 2017, between the Company and Wells Fargo Bank, N.A., as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated October 31, 2017, and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
4.6
Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4
Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc., and former shareholders of Schwab Holdings, Inc., filed as the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.57
Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72
Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	(2)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.322 to the Registrant’s Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012, filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference.	(2)

10.352	Form of Performance-Based Cash Long-Term Incentive Award Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.352 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.360	The Charles Schwab Corporation 2013 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 16, 2013, filed as Exhibit 10.360 to the Registrant’s Form 8-K dated May 16, 2013, and incorporated herein by reference.	(2)

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013, filed as Exhibit 10.362 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference.	(2)

10.365	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015, filed as Exhibit 10.365 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.	(2)

10.367	Summary of Non-Employee Director Compensation, filed as Exhibit 10.367 to the Registrant’s Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.	(2)

10.368
Credit Agreement (364 – Day Commitment) dated as of June 5, 2016, between the Registrant and financial institutions therein, filed as Exhibit 10.368 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.369	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.369 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.370	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.370 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.371	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.371 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.372	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.372 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)
10.373	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.373 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.374	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.374 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.375	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.375 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.376	Credit Agreement (364 – Day Commitment) dated as of June 2, 2017, between the Registrant and financial institutions therein (supersedes Exhibit 10.368), filed as Exhibit 10.376 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference.	(2)

10.377	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 19, 2017 (supersedes Exhibit 10.322), filed as Exhibit 10.377 to the Registrant’s Form 8‑K dated October 24, 2017, and incorporated herein by reference.	(2)

10.378	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.369), filed as Exhibit 10.378 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.379	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.370), filed as Exhibit 10.379 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.380	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.371), filed as Exhibit 10.380 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.381	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.372), filed as Exhibit 10.381 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.382	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.373), filed as Exhibit 10.382 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.383	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.374), filed as Exhibit 10.383 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.384	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.375), filed as Exhibit 10.384 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.385	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 13, 2017 (supersedes Exhibit 10.377).	(1),(2)

10.386
Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, as amended and restated as of December 13, 2017(supersedes Exhibit 10.378).
		(1),(2)

10.387
Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, as amended and restated as of December 13, 2017 (supersedes Exhibit 10.379).
		(1),(2)

10.388
Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans as amended and restated as of December 13, 2017 (supersedes Exhibit 10.380).
		(1),(2)

10.389
The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015, as amended and restated as of December 13, 2017 (supersedes Exhibit 10.365).
		(1),(2)

10.390	Summary of Non-Employee Director Compensation.	(1),(2)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2017, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income,(ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2018.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 22, 2018.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Peter Crawford
Walter W. Bettinger II,	Peter Crawford,
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Chairman of the Board	John K. Adams, Jr., Director

/s/ C. Preston Butcher	/s/ Joan T. Dea
C. Preston Butcher, Director	Joan T. Dea, Director

/s/ Christopher V. Dodds	/s/ Stephen A. Ellis
Christopher V. Dodds, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ William S. Haraf
Mark A. Goldfarb, Director	William S. Haraf, Director

/s/ Frank C. Herringer	/s/ Stephen T. McLin
Frank C. Herringer, Director	Stephen T. McLin, Director

/s/ Arun Sarin	/s/ Paula A. Sneed
Arun Sarin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

THE CHARLES SCHWAB CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” Beginning in 2017, these disclosures are presented at the consolidated holding company level. Comparative prior period amounts are also presented at a consolidated level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	F-2 – F-3
Investment Portfolio	F-4
Risk Elements – Cross-border Holdings	F-5
Loan Portfolio	F-6 – F-7
Summary of Loan Loss Experience	F-7
Deposits	F-7
Return on Equity and Assets	F-7

໿໿
໿
໿
໿

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

The following supplemental financial data is consistent with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Bank Holding Companies.

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2017			2016			2015
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$9,931	$109	1.10%	$11,143	$57	0.51%	$9,358	$24	0.26%
Cash and investments segregated	18,525	166	0.90%	20,104	93	0.46%	18,606	31	0.17%
Broker-related receivables (1)	430	3	0.70%	558	1	0.22%	274	—	0.07%
Receivables from brokerage clients	16,269	575	3.53%	15,001	497	3.31%	15,212	502	3.30%
Available for sale securities (2)	53,040	815	1.54%	72,586	883	1.22%	62,249	629	1.01%
Held to maturity securities	103,599	2,354	2.27%	57,451	1,402	2.44%	38,280	957	2.50%
Bank loans (6)	15,919	472	2.97%	14,715	400	2.72%	13,973	369	2.64%
Total interest-earning assets	217,713	4,494	2.06%	191,558	3,333	1.74%	157,952	2,512	1.59%
Other interest revenue		130			160			145
Total interest-earning assets	217,713	4,624	2.12%	191,558	3,493	1.82%	157,952	2,657	1.68%
Noninterest-earning assets (3,4)	9,968			9,354			8,061
Total assets	$227,681			$200,912			$166,013

Liabilities and Stockholders’ Equity:
Bank deposits	$163,998	$148	0.09%	$141,432	$37	0.03%	$113,464	$29	0.03%
Payables to brokerage clients	25,403	16	0.06%	26,311	3	0.01%	25,651	2	0.01%
Short-term borrowings (1)	3,503	41	1.17%	1,864	9	0.48%	21	—	0.27%
Long-term debt	3,431	119	3.47%	2,876	104	3.62%	2,717	92	3.39%
Total interest-bearing liabilities	196,335	324	0.17%	172,483	153	0.09%	141,853	123	0.09%
Other interest expense		18			18			9
Noninterest-bearing liabilities (3,5)	13,787			13,375			11,529
Total liabilities (7)	210,122	342	0.15%	185,858	171	0.09%	153,382	132	0.08%
Stockholders’ equity (3)	17,559			15,054			12,631
Total liabilities and stockholders’ equity	$227,681			$200,912			$166,013

Net interest revenue		$4,282			$3,322			$2,525
Net yield on interest-earning assets			1.97%			1.73%			1.60%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts calculated based on amortized cost.
(3) Average balance calculation based on month end balances.
(4) Noninterest-earning assets include equipment, office facilities, and property – net, goodwill, intangible assets – net, and other assets that do not generate interest income.
(5) Noninterest-bearing liabilities consist of other liabilities that do not generate interest expense.
(6) Includes average principal balances of nonaccrual loans.
(7) Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2017 Compared to 2016 Increase (Decrease) Due to Change in:			2016 Compared to 2015 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$(6)	$58	$52	$5	$28	$33
Cash and investments segregated	(7)	80	73	3	59	62
Broker-related receivables	—	2	2	—	1	1
Receivables from brokerage clients	42	36	78	(7)	2	(5)
Available for sale securities (2)	(238)	170	(68)	104	150	254
Held to maturity securities	1,126	(174)	952	479	(34)	445
Bank loans (3)	33	39	72	20	11	31
Other interest revenue	—	(30)	(30)	—	15	15
Total interest-earning assets	$950	$181	$1,131	$604	$232	$836
Interest-bearing sources of funds:
Bank deposits	$7	$104	$111	$8	$—	$8
Payables to brokerage clients	—	13	13	—	1	1
Short-term borrowings	8	24	32	5	4	9
Long-term debt	20	(5)	15	5	7	12
Other interest expense	—	—	—	—	9	9
Total sources on which interest is paid	35	136	171	18	21	39
Change in net interest revenue	$915	$45	$960	$586	$211	$797
Changes that are not due solely to volume or rate have been allocated to rate.
(1) Includes deposits with banks and short-term investments.
(2) Amounts have been calculated based on amortized cost.
(3) Includes average principal balances of nonaccrual loans.

໿

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities for 2015 are as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$22,014	$183	$48	$22,149
U.S. Treasury securities	5,719	2	17	5,704
Asset-backed securities	21,784	7	306	21,485
Corporate debt securities	10,764	14	31	10,747
Certificates of deposit	1,685	1	3	1,683
U.S. agency notes	3,177	—	27	3,150
U.S. state and municipal securities	414	10	—	424
Non-agency commercial mortgage-backed securities	298	1	—	299
Other securities	5	—	—	5
Total available for sale securities	$65,860	$218	$432	$65,646
Held to maturity securities:
U.S. agency mortgage-backed securities	$48,785	$391	$293	$48,883
Non-agency commercial mortgage-backed securities	999	6	20	985
U.S. Treasury securities	223	—	3	220
Total held to maturity securities	$50,007	$397	$316	$50,088

For additional information on 2017 and 2016 investments, see Item 8 – Note 5.

As of December 31, 2017, in addition to holdings of securities issued by the U.S. Government and U.S. Government agencies and corporations, the Company’s holdings of investment securities from single issuers with aggregate book values in excess of ten percent of stockholders’ equity were as follows:

Issuer	Aggregate Amortized Cost	Aggregate Fair Value
Citibank Credit Card Issuance Trust (1)	$1,850	$1,863
(1) Included in AFS and HTM securities in the Company’s consolidated balance sheets.

໿

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

4.	Cross-border Holdings

The below information describes Schwab’s cross-border holdings, based on fair value, as of December 31, 2017, 2016, and 2015. Such holdings, by country, that exceed 0.75% of total assets are disclosed separately.

There were no cross-border holdings that exceeded 0.75% of total assets at December 31, 2017.

December 31, 2016	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$1,784	$110	$1,894	0.8%
Total	$1,784	$110	$1,894

December 31, 2015	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
Canada	$1,499	$—	$1,499	0.8%
Australia	1,376	60	1,436	0.8%
Total	$2,875	$60	$2,935

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

5.	Bank Loans and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2017	2016	2015	2014	2013
First Mortgages	$10,016	$9,134	$8,334	$8,127	$8,006
HELOCs	1,943	2,350	2,735	2,955	3,041
Pledged asset lines	4,369	3,851	3,232	2,320	1,384
Other	176	94	64	39	36
Total bank loans	$16,504	$15,429	$14,365	$13,441	$12,467

An analysis of nonaccrual loans is as follows:

December 31,	2017	2016	2015	2014	2013
Nonaccrual loans	$28	$26	$28	$35	$48
Average nonaccrual loans	$27	$27	$30	$39	$43

There were no loans accruing interest that were contractually 90 days or more past due as of any period presented.

Changes in the allowance for loan losses were as follows:

December 31,	2017	2016	2015	2014	2013
Balance at beginning of year	$26	$31	$42	$48	$56
Charge-offs	(3)	(2)	(3)	(5)	(11)
Recoveries	3	2	3	3	4
Provision for loan losses	—	(5)	(11)	(4)	(1)
Balance at end of year	$26	$26	$31	$42	$48

The maturities of the loan portfolio are as follows:

December 31, 2017	Within 1 year	After 1 year through 5 years	After 5 years	Total
First Mortgages (1)	$—	$—	$10,016	$10,016
HELOCs (2)	980	365	598	1,943
Pledged asset lines	341	4,024	4	4,369
Other	10	162	4	176
Total	$1,331	$4,551	$10,622	$16,504
(1) Maturities are based upon the contractual terms of the loans.
(2) Maturities are based on an initial draw period of ten years.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2017	After 1 year
Loans with floating or adjustable interest rates	$14,086
Loans with predetermined interest rates	1,087
Total	$15,173

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

6.	Summary of Loan Loss on Banking Loans Experience

December 31,	2017	2016	2015	2014	2013
Average loans	$15,919	$14,715	$13,973	$12,906	$11,758
Allowance to year end loans	.16%	.17%	.21%	.31%	.39%
Allowance to nonperforming loans	93%	101%	110%	120%	100%
Nonperforming assets to average loans
and real estate owned	.20%	.21%	.26%	.31%	.45%

7.	Bank Deposits

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total deposits from banking clients:

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$148,679	0.09%	$126,719	0.02%	$99,881	0.02%
Interest-bearing demand deposits	15,319	0.14%	14,713	0.07%	13,583	0.07%
Total	$163,998		$141,432		$113,464

At December 31, 2017, bank deposits included one domestic-issued certificate of deposit of $100,000 or more, in the amount of $116,579, with a contractual maturity of greater than twelve months.

8.	Ratios

December 31,	2017	2016	2015
Return on average total stockholders’ equity	13.41%	12.55%	11.45%
Return on average total assets	1.03%	0.94%	0.87%
Average total stockholders’ equity as a percentage of average total assets	7.71%	7.49%	7.61%
Dividend payout ratio (1)	19.88%	20.61%	23.30%
Note: Average balance calculations based on month end balances.

(1)	Dividends declared per common share divided by diluted EPS.