Form 10-Q
period 2018-03-31
SCHWAB CHARLES CORP
filed 2018-05-09
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended March 31, 2018

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
1,349,185,040 shares of $.01 par value Common Stock Outstanding on April 30, 2018

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2018

Part I – FINANCIAL INFORMATION

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries (collectively referred to as “Schwab” or the “Company”), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services.

Significant business subsidiaries of CSC include the following:

•	Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;

•	Charles Schwab Bank (CSB), a federal savings bank; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and Schwab’s exchange-traded funds (Schwab ETFs™).

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

Schwab provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services to individual investors, and retirement plan services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking, and support services, as well as retirement business services, to independent registered investment advisors (RIAs), independent retirement advisors, and recordkeepers.
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

Management estimates that investable wealth in the United States (U.S.) currently exceeds $30 trillion, which means the Company’s $3.31 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 Form 10-K).

On our website, www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains a website at www.sec.gov that contains reports, proxy, and other information that we file electronically with the SEC.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “could,” “would,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.
These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•
Schwab seeking to maximize its market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline, generates earnings growth and builds stockholder value (see Introduction in Part I, Item 2);

•	Capital expenditures in 2018 (see Results of Operations);

•
The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 2);

•	The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Item 1 – Note 9); and

•	The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 9 and Legal Proceedings in Part II, Item 1).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations, and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our investment advisory services and other products and services;

•	The level of client assets including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Timing, amount, and impact of migration of certain balances from sweep money market funds into bank sweep deposits;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new products, services, and capabilities in a timely and successful manner;

•	The effect of adverse developments in litigation or regulatory matters and the extent of any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2017 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarters of 2018 and 2017 are:

	Three Months Ended March 31,		Percent Change
	2018	2017
Client Metrics:
Net new client assets (in billions) (1)	$(18.8)	$38.9	(148)%
Core net new client assets (in billions)	$65.6	$38.9	69%
Client assets (in billions, at quarter end)	$3,305.4	$2,922.5	13%
Average client assets (in billions)	$3,382.1	$2,871.9	18%
New brokerage accounts (in thousands)	443	362	22%
Active brokerage accounts (in thousands, at quarter end)	11,005	10,320	7%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,717.6	$1,481.8	16%
Client cash as a percentage of client assets (at quarter end)	11.0%	12.4%
Company Financial Metrics:
Total net revenues	$2,398	$2,081	15%
Total expenses excluding interest	1,396	1,238	13%
Income before taxes on income	1,002	843	19%
Taxes on income	219	279	(22)%
Net income	$783	$564	39%
Preferred stock dividends and other	37	39	(5)%
Net income available to common stockholders	$746	$525	42%
Earnings per common share — diluted	$.55	$.39	41%
Net revenue growth from prior year	15%	18%
Pre-tax profit margin	41.8%	40.5%
Return on average common stockholders’ equity	18%	15%
Expenses excluding interest as a percentage of average client assets (annualized)	0.17%	0.18%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.5%	7.1%
(1) The three months ended March 31, 2018 includes outflows of $84.4 billion from certain mutual fund clearing services clients.

Net income for the first quarter of 2018 grew 39% from the same period in 2017 driven primarily by sustained business momentum, higher interest rates, and lower corporate income taxes. Total revenues rose 15% due to increases in all major sources of revenue as a result of strong organic growth, client engagement, and the economic environment. Total expenses grew 13%, reflecting higher spending to support the expanding investor base and higher client assets, as well as a $15 million charge associated with unsecured client margin losses in volatility-related products during early February. Altogether, we achieved a 240 basis point gap between revenue and expense growth, which resulted in a 41.8% pre-tax profit margin; combined with a lower tax rate of 21.9%, we delivered net income of $783 million for the first quarter of 2018, up $219 million from a year ago.

During the first quarter of 2018, clients opened 443,000 new brokerage accounts, helping to bring active brokerage accounts to 11.0 million at March 31, 2018. Excluding planned mutual funding clearing outflows of $84.4 billion, core net new assets gathered during the first quarter of 2018 were $65.6 billion, compared to $38.9 billion for the same period a year ago. Client engagement remained strong during the first quarter of 2018, with daily average revenue trades rising 46% from the same period in 2017.

We also transferred approximately $25 billion from sweep money market funds to bank sweep deposits and paid off $15 billion in borrowings from the Federal Home Loan Bank. The net effect of these moves and client activity lifted our consolidated balance sheet assets to $248 billion at March 31, 2018. Our financial results, combined with the benefits of the Tax Cuts and Jobs Act (Tax Act), lifted our first quarter return on equity to 18% compared to 15% for the same period in 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues grew 15% during the first quarter of 2018 compared to the same period in 2017, reflecting increases in all major sources of revenue.

Three Months Ended March 31,		2018		2017
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	35%	$1,421	59%	$1,055	51%
Interest expense	187%	(158)	(6)%	(55)	(3)%
Net interest revenue	26%	1,263	53%	1,000	48%
Asset management and administration fees
Mutual funds and ETF service fees	(3)%	493	21%	506	24%
Advice Solutions	16%	282	12%	244	12%
Other	4%	76	3%	73	4%
Asset management and administration fees	3%	851	36%	823	40%
Trading revenue
Commissions	6%	189	7%	178	8%
Principal transactions	(14)%	12	1%	14	1%
Trading revenue	5%	201	8%	192	9%
Other	26%	83	3%	66	3%
Total net revenues	15%	$2,398	100%	$2,081	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

Three Months Ended March 31,	2018			2017
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$17,084	$66	1.53%	$9,047	$17	0.76%
Cash and investments segregated	13,969	48	1.37%	21,820	35	0.65%
Broker-related receivables (1)	287	1	1.32%	388	—	0.55%
Receivables from brokerage clients	18,872	179	3.79%	15,245	126	3.35%
Available for sale securities (2)	50,371	240	1.91%	71,430	251	1.43%
Held to maturity securities	121,412	721	2.38%	83,368	485	2.36%
Bank loans	16,456	130	3.19%	15,527	110	2.87%
Total interest-earning assets	238,451	1,385	2.33%	216,825	1,024	1.92%
Other interest revenue		36			31
Total interest-earning assets	$238,451	$1,421	2.39%	$216,825	$1,055	1.97%
Funding sources:
Bank deposits	$176,988	$64	0.15%	$163,682	$19	0.05%
Payables to brokerage clients	22,469	7	0.14%	27,666	2	0.03%
Short-term borrowings	12,170	47	1.55%	1,332	2	0.61%
Long-term debt	4,392	37	3.37%	3,090	28	3.67%
Total interest-bearing liabilities	216,019	155	0.29%	195,770	51	0.11%
Non-interest-bearing funding sources	22,432			21,055
Other interest expense		3			4
Total funding sources	$238,451	$158	0.27%	$216,825	$55	0.10%
Net interest revenue		$1,263	2.12%		$1,000	1.87%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.

Net interest revenue increased $263 million, or 26%, in the first quarter of 2018 compared to the same period in 2017 primarily due to higher interest rates and growth in interest-earning assets.
Our net interest margin improved to 2.12% during the first quarter of 2018, up from 1.87% a year earlier as a result of the Federal Reserve’s 2017 and March 2018 interest rate hikes, partially offset by higher interest rates paid on bank deposits and short-term borrowings.
In the first quarter of 2018, average interest earning assets grew 10% compared to the same period in 2017. This increase was driven by higher bank deposits from net client flows and bulk transfers, as well as higher short-term borrowings.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2018			2017
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$156,362	$182	0.47%	$162,789	$231	0.58%
Fee waivers		—			(8)
Schwab money market funds	156,362	182	0.47%	162,789	223	0.56%
Schwab equity and bond funds and ETFs	196,950	63	0.13%	140,054	55	0.16%
Mutual Fund OneSource® and other NTF funds	222,669	178	0.32%	202,416	170	0.34%
Other third-party mutual funds and ETFs (1)	319,722	70	0.09%	272,626	58	0.09%
Total mutual funds and ETFs	$895,703	493	0.22%	$777,885	506	0.26%
Advice solutions (2) :
Fee-based	$224,760	282	0.51%	$191,775	244	0.52%
Non-fee-based	59,762	—	—	42,722	—	—
Total advice solutions	$284,522	282	0.40%	$234,497	244	0.42%
Other balance-based fees (3)	426,012	66	0.06%	388,739	61	0.06%
Other (4)		10			12
Total asset management and administration fees		$851			$823
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

Asset management and administration fees increased by $28 million, or 3%, in the first quarter of 2018 compared to the same period in 2017, due to growing balances in advised solutions, equity and bond funds, and ETFs, partially offset by lower money market fund revenue as a result of bulk transfers to bank sweep deposits and fee reductions in the fourth quarter of 2017.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and exchange-traded funds (ETFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 50% of the asset management and administration fees earned during the first quarter of 2018, compared to 54% for the same period in 2017:

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource® and Other NTF Funds
Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
Balance at beginning of period	$163,650	$163,495	$181,608	$125,813	$225,202	$198,924
Net inflows (outflows)	(19,122)	(724)	8,646	7,175	(4,929)	(4,590)
Net market gains (losses) and other	467	116	(2,324)	6,424	1,341	10,553
Balance at end of period	$144,995	$162,887	$187,930	$139,412	$221,614	$204,887

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended March 31,		Percent Change
	2018	2017
Daily average revenue trades (DARTs) (in thousands)	462	317	46%
Clients’ daily average trades (in thousands)	812	585	39%
Number of trading days	61.0	62.0	(2)%
Daily average revenue per revenue trade	$7.24	$9.84	(26)%
Trading revenue	$201	$192	5%
DART volumes increased 46% in the first quarter of 2018 compared to the prior year. This led to an increase in trading revenue of 5%, as the volume growth more than offset Schwab’s commission pricing reductions implemented in the first quarter of 2017. At that time, Schwab announced two trading price reductions which lowered standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lowered the per contract option fee from $.75 to $.65.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Order flow revenue was $38 million and $27 million during the first quarters of 2018 and 2017, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2018	2017
Compensation and benefits
Salaries and wages	$411	$367	12%
Incentive compensation	212	202	5%
Employee benefits and other	147	132	11%
Total compensation and benefits	$770	$701	10%
Professional services	156	133	17%
Occupancy and equipment	122	105	16%
Advertising and market development	73	71	3%
Communications	62	57	9%
Depreciation and amortization	73	65	12%
Regulatory fees and assessments	51	44	16%
Other	89	62	44%
Total expenses excluding interest	$1,396	$1,238	13%
Expenses as a percentage of total net revenues:
Compensation and benefits	32%	34%
Advertising and market development	3%	3%
Full-time equivalent employees (in thousands):
At quarter end	18.2	16.5	10%
Average	18.0	16.5	9%
Total compensation and benefits increased in the first quarter of 2018 compared to the same period in 2017, primarily due to an increase in employee headcount to support our expanding customer base as well as annual salary increases.

Professional services expense increased in the first quarter of 2018 compared to the same period in 2017, primarily due to an increase in asset management and administration related expenses resulting from growth in the Schwab Funds® and Schwab ETFs™ and higher spending on technology projects.
Occupancy and equipment expense increased in the first quarter of 2018 compared to the same period in 2017, primarily due to an increase in software maintenance expenses and additional licenses to support growth in the business.
Depreciation and amortization expenses grew in the first quarter of 2018 compared to the same period in 2017, primarily due to higher amortization of internally developed software associated with our investment in software and technology enhancements.
Regulatory fees and assessments increased in the first quarter of 2018 compared to the same period in 2017, primarily due to an increase in Federal Deposit Insurance Corporation (FDIC) insurance assessments, which rose as a result of higher average assets.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other expenses increased in the first quarter of 2018 compared to the same period in 2017, primarily due to a $15 million charge associated with unsecured client margin losses in volatility-related products and other miscellaneous expense growth related to the growing client asset base.

Capital expenditures were $135 million and $67 million in the first quarters of 2018 and 2017, respectively. The increase in capital expenditures from the prior year was due to our office campus expansion in the U.S. and investments in technology projects. As we continue to pursue our geographic strategy, we anticipate increasing capital expenditures for full-year 2018 from our typical range of 3-5% of total net revenues to approximately 6-7%.

Taxes on Income

Taxes on income were $219 million and $279 million for the first quarters of 2018 and 2017, respectively, resulting in effective income tax rates on income before taxes of 21.9% and 33.1%, respectively. The decrease in the effective tax rate was primarily due to the Tax Act which was signed into law on December 22, 2017. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018.

Segment Information

Financial information for our segments is presented in the following table:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2018	2017	Percent Change	2018	2017	Percent Change	2018	2017
Net Revenues
Net interest revenue	27%	$957	$753	24%	$306	$247	26%	$1,263	$1,000
Asset management and administration fees	5%	593	566	—	258	257	3%	851	823
Trading revenue	7%	127	119	1%	74	73	5%	201	192
Other	28%	64	50	19%	19	16	26%	83	66
Total net revenues	17%	1,741	1,488	11%	657	593	15%	2,398	2,081
Expenses Excluding Interest	12%	1,042	930	15%	354	308	13%	1,396	1,238
Income before taxes on income	25%	$699	$558	6%	$303	$285	19%	$1,002	$843

Investor Services

Total net revenues rose by 17% in the first quarter of 2018 compared to the same period in 2017, primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher net interest margins and higher interest-earning assets. Asset management and administration fees increased primarily due to higher client assets enrolled in advisory solutions partially offset by lower money market fund revenue.

Expenses excluding interest increased by 12% in the first quarter of 2018 compared to the same period in 2017, due to higher compensation and benefits, technology project spend, and asset management and administration related expenses to support our expanding client and asset base.
Advisor Services
Total net revenues rose by 11% in the first quarter of 2018 compared to the same period in 2017, primarily due to an increase in net interest revenue. Net interest revenue increased primarily due to higher net interest margins and higher interest-earning assets.

Expenses excluding interest increased by 15% in the first quarter of 2018 compared to the same period in 2017, primarily due to higher compensation and benefits, technology project spend, and asset management and administration related expenses to support our expanding client and asset base.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RISK MANAGEMENT

Schwab’s business activities expose us to a variety of risks, including operational, credit, market, liquidity, and compliance risk. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. For a discussion of our risk management programs, see Item 7 – Risk Management in the 2017 Form 10-K.

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

If our guidelines for net interest revenue sensitivity are breached, management must report the breach to the Financial Risk Oversight Committee and establish a plan to address the interest rate risk. There were no breaches of Schwab’s net interest revenue sensitivity risk limits during the three months ended March 31, 2018, or year ended December 31, 2017.

As represented by the simulations presented below, our investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning March 31, 2018 and December 31, 2017 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2018	December 31, 2017
Increase of 100 basis points	3.5%	3.3%
Decrease of 100 basis points	(5.2)%	(6.2)%
The change in net interest revenue sensitivities as of March 31, 2018 reflects the increase in interest rates across all maturities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Risk

Schwab’s primary source of funds is cash generated by client activity: bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients.

Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, and cash provided by external debt or equity financing.

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, a buffer of highly liquid investments, currently comprised of U.S. Treasury notes, is also maintained.

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at March 31, 2018:

Description	Borrower	Outstanding	Available
Committed, unsecured credit facility with various external banks	CSC	$—	$750
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,199
Federal Reserve Bank discount window (1)	CSB	—	2,456
Federal Home Loan Bank secured credit facility (2)	CSB	—	31,369
Unsecured commercial paper (3)	CSC	—	750
(1) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the amount of first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), and the fair value of certain investment securities that are pledged as collateral.
(3) CSC has authorization from its Board of Directors to issue Commercial Paper Notes to not exceed $1.5 billion. Management has set a current limit not to exceed the amount of the committed, unsecured credit facility.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch).
Borrowings
The following are details of the Senior Notes and short-term borrowings:

March 31, 2018	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$4,106	2018 - 2028	3.24% fixed	A2	A	A
Short-term borrowings	$—	N/A	N/A	N/A	N/A	N/A
N/A Not applicable.

Schwab is subject to, and was in compliance with, the modified liquidity coverage ratio rule at March 31, 2018.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including anticipated balance sheet growth, providing financial support to our subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements, and serving as a source of financial strength to our banking subsidiaries. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements
CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2017 Form 10-K and in Item 1 – Note 16. As of March 31, 2018, CSC and CSB are considered well capitalized.
The following table details CSC’s consolidated and CSB’s capital ratios as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$19,330	$13,859	$18,525	$13,224
Less:
Preferred stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$16,537	$13,859	$15,732	$13,224
Less:
Goodwill, net of associated deferred tax liabilities	$1,191	$13	$1,191	$13
Other intangible assets, net of associated deferred tax liabilities	69	—	61	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	2	—	2	—
AOCI adjustment (1)	(260)	(247)	(152)	(144)
Common Equity Tier 1 Capital	$15,535	$14,093	$14,630	$13,355
Tier 1 Capital	$18,328	$14,093	$17,423	$13,355
Total Capital	18,372	14,121	17,452	13,382
Risk-Weighted Assets	78,610	68,226	75,866	66,519
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.8%	20.7%	19.3%	20.1%
Tier 1 Capital/Risk-Weighted Assets	23.3%	20.7%	23.0%	20.1%
Total Capital/Risk-Weighted Assets	23.4%	20.7%	23.0%	20.1%
Tier 1 Leverage Ratio	7.5%	7.0%	7.6%	7.1%
(1) CSC and CSB have elected to opt out of the requirement to include most components of accumulated other comprehensive income (AOCI) in Common Equity Tier 1 Capital.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Office of the Comptroller of the Currency and the Federal Reserve to declare dividends to CSC.

Schwab’s primary broker-dealer subsidiary, CS&Co, is subject to regulatory requirements of the Uniform Net Capital Rule. At March 31, 2018, CS&Co exceeded its net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 1 – Note 16 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On January 25, 2018, the Board of Directors of the Company declared a two cent, or 25%, increase in the quarterly cash dividend to $.10 per common share.

Cash dividends paid and per share amounts for the first three months of 2018 and 2017 are as follows:

Three Months Ended March 31,	2018		2017
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$136	$.10	$108	$.08
Series A Preferred Stock (1)	14	35.00	14	35.00
Series B Preferred Stock (2,5)	N/A	N/A	7	15.00
Series C Preferred Stock (2)	9	15.00	9	15.00
Series D Preferred Stock (2)	11	14.88	11	14.88
Series E Preferred Stock (3)	14	2,312.50	9	1,554.51
Series F Preferred Stock (4)	N/A	N/A	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Series F Preferred Stock was issued on October 31, 2017. Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.
(5) Series B Preferred Stock was redeemed on December 1, 2017.
N/A Not applicable.

OTHER

Foreign Holdings
At March 31, 2018, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2018, the fair value of these holdings totaled $6.8 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.4 billion, Sweden at $1.9 billion, and Canada at $0.6 billion. Our holdings of securities issued by agencies of foreign governments are explicitly guaranteed by the governments of the issuing agencies.
In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At March 31, 2018, Schwab had $59 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposit, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Additionally, at March 31, 2018, Schwab had outstanding margin loans to foreign residents of $880 million.

Off-Balance Sheet Arrangements
Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Note 5, Note 6, Note 8, Note 9, and Note 10, and Item 8 – Note 13 in the 2017 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2017 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Revenues
Interest revenue	$1,421	$1,055
Interest expense	(158)	(55)
Net interest revenue	1,263	1,000
Asset management and administration fees	851	823
Trading revenue	201	192
Other	83	66
Total net revenues	2,398	2,081
Expenses Excluding Interest
Compensation and benefits	770	701
Professional services	156	133
Occupancy and equipment	122	105
Advertising and market development	73	71
Communications	62	57
Depreciation and amortization	73	65
Regulatory fees and assessments	51	44
Other	89	62
Total expenses excluding interest	1,396	1,238
Income before taxes on income	1,002	843
Taxes on income	219	279
Net Income	783	564
Preferred stock dividends and other	37	39
Net Income Available to Common Stockholders	$746	$525
Weighted-Average Common Shares Outstanding:
Basic	1,347	1,336
Diluted	1,362	1,351
Earnings Per Common Share:
Basic	$.55	$.39
Diluted	$.55	$.39
Dividends Declared Per Common Share	$.10	$.08

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$783	$564
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(108)	52
Reclassification of net unrealized loss transferred to held to maturity	—	227
Other reclassifications included in other revenue	—	(1)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	(227)
Amortization of amounts previously recorded upon transfer from available for sale	9	2
Other	—	(3)
Other comprehensive income (loss), before tax	(99)	50
Income tax effect	24	(19)
Other comprehensive income (loss), net of tax	(75)	31
Comprehensive Income	$708	$595

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$14,145	$14,217
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $4,434 at March 31, 2018 and $6,596 at December 31, 2017)	12,823	15,139
Receivables from brokers, dealers, and clearing organizations	894	649
Receivables from brokerage clients — net	21,153	20,576
Other securities owned — at fair value	500	539
Available for sale securities	51,827	49,995
Held to maturity securities (fair value — $123,463 at March 31, 2018 and $120,373 at December 31, 2017)	125,683	120,926
Bank loans — net	16,389	16,478
Equipment, office facilities, and property — net	1,540	1,471
Goodwill	1,227	1,227
Intangible assets — net	101	108
Other assets	2,038	1,949
Total assets	$248,320	$243,274
Liabilities and Stockholders’ Equity
Bank deposits	$190,184	$169,656
Payables to brokers, dealers, and clearing organizations	1,122	1,287
Payables to brokerage clients	31,088	31,243
Accrued expenses and other liabilities	2,468	2,810
Short-term borrowings	—	15,000
Long-term debt	4,128	4,753
Total liabilities	228,990	224,749
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850 at March 31, 2018 and December 31, 2017	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,397	4,353
Retained earnings	15,222	14,408
Treasury stock, at cost — 139,326,005 shares at March 31, 2018 and 142,210,890 shares at December 31, 2017	(2,837)	(2,892)
Accumulated other comprehensive income (loss)	(260)	(152)
Total stockholders’ equity	19,330	18,525
Total liabilities and stockholders’ equity	$248,320	$243,274

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421
Net income	—	—	—	—	564	—	—	564
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31	31
Dividends declared on preferred stock	—	—	—	—	(37)	—	—	(37)
Dividends declared on common stock	—	—	—	—	(107)	—	—	(107)
Stock option exercises and other	—	—	—	(23)	—	81	—	58
Share-based compensation and related tax effects	—	—	—	49	—	—	—	49
Other	—	—	—	7	—	(4)	—	3
Balance at March 31, 2017	$2,783	1,488	$15	$4,300	$13,069	$(3,053)	$(132)	$16,982

Balance at December 31, 2017	$2,793	1,488	$15	$4,353	$14,408	$(2,892)	$(152)	$18,525
Adoption of accounting standards (Note 2)	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	783	—	—	783
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(75)	(75)
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock	—	—	—	—	(135)	—	—	(135)
Stock option exercises and other	—	—	—	(12)	—	61	—	49
Share-based compensation and related tax effects	—	—	—	47	—	—	—	47
Other	—	—	—	9	—	(6)	—	3
Balance at March 31, 2018	$2,793	1,488	$15	$4,397	$15,222	$(2,837)	$(260)	$19,330

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017 (1)
Cash Flows from Operating Activities
Net income	$783	$564
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	50	52
Depreciation and amortization	73	65
Premium amortization, net, on available for sale securities and held to maturity securities	96	72
Other	36	12
Net change in:
Investments segregated and on deposit for regulatory purposes	853	(550)
Receivables from brokers, dealers, and clearing organizations	(245)	11
Receivables from brokerage clients	(595)	424
Other securities owned	39	(115)
Other assets	(16)	4
Payables to brokers, dealers, and clearing organizations	(325)	(346)
Payables to brokerage clients	(155)	(1,627)
Accrued expenses and other liabilities	(346)	(143)
Net cash provided by (used for) operating activities	248	(1,577)
Cash Flows from Investing Activities
Purchases of available for sale securities	(4,631)	(1,992)
Proceeds from sales of available for sale securities	—	1,064
Principal payments on available for sale securities	2,695	3,067
Purchases of held to maturity securities	(8,235)	(9,301)
Principal payments on held to maturity securities	3,548	1,731
Net change in bank loans	74	(134)
Purchases of equipment, office facilities, and property	(122)	(80)
Proceeds from sales of Federal Home Loan Bank stock	172	64
Other investing activities	(40)	(6)
Net cash provided by (used for) investing activities	(6,539)	(5,587)
Cash Flows from Financing Activities
Net change in bank deposits	20,528	3,435
Net change in short-term borrowings	(15,000)	600
Issuance of long-term debt	—	643
Repayment of long-term debt	(627)	(2)
Dividends paid	(184)	(158)
Proceeds from stock options exercised and other	49	58
Other financing activities	(10)	(8)
Net cash provided by (used for) financing activities	4,756	4,568
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(1,535)	(2,596)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	19,160	17,873
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$17,625	$15,277
(1)Adjusted for the retrospective adoption of ASU 2016-18. See Note 2.

Continued on following page

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page

	Three Months Ended March 31,
	2018	2017 (1)
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$169	$75
Income taxes	$3	$8
Non-cash investing activity:
Securities purchased during the period but settled after period end	$160	$581

	March 31, 2018	March 31, 2017
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$14,145	$9,475
Restricted cash and cash equivalents amounts included in Cash and investments segregated and on deposit for regulatory purposes	3,480	5,802
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$17,625	$15,277
(1) Adjusted for the retrospective adoption of ASU 2016-18. See Note 2.
(2) For more information on the nature of restrictions on restricted cash and cash equivalents see Note 16.

See Notes to Condensed Consolidated Financial Statements.

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
Significant business subsidiaries of CSC include the following:

•	Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;

•	Charles Schwab Bank (CSB), a federal savings bank; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and Schwab’s exchange-traded funds (Schwab ETFs™).

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

These unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (GAAP), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements, and in the related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2017 Form 10-K.
The significant accounting policies are included in Note 2 in the 2017 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2018, except as described in Note 2 below.
Principles of Consolidation
Schwab evaluates all entities in which it has financial interests for consolidation, except for money market funds, which are specifically excluded from consolidation guidance. When an entity is evaluated for consolidation, Schwab determines whether its interest in the entity constitutes a controlling financial interest under either the variable interest entity (VIE) model or a voting interest entity (VOE) model. In evaluating whether Schwab’s interest in a VIE is a controlling financial interest, we consider whether our involvement, in the context of the design, purpose, and risks of the VIE, as well as any involvement of related parties, provides us with (i) the power to direct the most significant activities of the VIE, and (ii) the obligation to absorb losses or receive benefits that are significant to the VIE. If both of these conditions exist, then Schwab would be the primary beneficiary of that VIE, and consolidate it. Based upon the assessments for all of our interests in VIEs, there are no cases where Schwab is the primary beneficiary; therefore, we are not required to consolidate any VIEs. Schwab consolidates all VOEs in which it has majority-voting interests.
Investments in entities in which Schwab does not have a controlling financial interest are accounted for under the equity method of accounting when we have the ability to exercise significant influence over operating and financing decisions of the entity. Investments in entities for which Schwab does not have the ability to exercise significant influence are generally carried at cost and adjusted for impairment and observable price changes of the identical or similar investments of the same issuer (adjusted cost method), except for certain investments in qualified affordable housing projects which are accounted for under the proportional amortization method. All equity method, adjusted cost method, and proportional amortization method investments are included in other assets on the condensed consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

2.    New Accounting Standards

Adoption of New Accounting Standards

Standard	Description	Date of Adoption	Effects on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and related ASUs
Clarifies that revenue from contracts with clients should be recognized in a manner that depicts the timing of the related transfer of goods or performance of services at an amount that reflects the expected consideration.

Adoption allows either full or modified retrospective transition. Full retrospective transition required a cumulative effect adjustment to retained earnings as of the earliest comparative period presented. Modified retrospective transition required a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.
January 1, 2018
The guidance does not apply to revenue earned from the Company’s loans and securities. Accordingly, net interest revenue was not impacted. The primary impact for the Company was the capitalization on the consolidated balance sheets of sales commissions paid to employees for obtaining new contracts with clients. These capitalized costs resulted in an asset of $219 million and a related deferred tax liability of $52 million upon adoption. The asset is being amortized to expense over time as the related revenues are recognized.

The Company adopted the revenue recognition guidance using the modified retrospective method for all contracts that were not completed as of January 1, 2018. Further details of the impact of adoption are included below in this Note as well as in Note 3.

ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)” and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)”
Requires: (i) equity investments to be measured at fair value, with changes in fair value recognized in net income, unless the equity method is applied or the equity investments do not have readily determinable fair values in which case a practical alternative may be elected; (ii) use of an exit price when measuring the fair value of financial instruments for disclosures; (iii) separate presentation of financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the accompanying notes.

Adoption requires a cumulative effect adjustment to the balance sheet as of the beginning of the year of initial application, except for certain changes that require prospective adoption.
January 1, 2018
The Company adopted this guidance on a prospective basis for its equity securities that do not have readily determinable fair values. No other significant changes resulted from adoption. Therefore, there was no material impact on the Company’s financial statements.

The Company elected to use the alternative to fair value measurement for its equity securities that do not have readily determinable fair values. These equity securities will be adjusted for impairment and observable price changes of the identical or similar investments of the same issuer, as applicable. Schwab refers to this approach as the adjusted cost method. This method was applied to an immaterial amount of community reinvestment act (CRA) investments included in Other assets on the consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Standard	Description	Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash a Consensus of the Emerging Issues Task Force”
Requires that the statement of cash flows explain the change during the period in the total cash and cash equivalents, including restricted cash and cash equivalents.

Adoption requires retrospective presentation of the statement of cash flows to include restricted cash and cash equivalents in the beginning and ending amounts.
January 1, 2018
The Company adopted this guidance on a retrospective basis. The Company has significant amounts of restricted cash and cash equivalents due to its business as a broker-dealer.

As a result of the adoption, changes in restricted cash and cash equivalents included within Cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets are now presented with changes in cash and cash equivalents throughout the consolidated statements of cash flows. The amount of restricted cash and cash equivalents is included in a separate table in the consolidated statements of cash flows.

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
Permits reclassification of the impacts on certain tax affected items included in AOCI that were adjusted through income from continuing operations rather than AOCI upon the effective date of the Tax Act.

Adoption provides for retrospective adoption to all periods presented and impacted by the Tax Act or as of the beginning of the period of adoption.
January 1, 2018
The Company early adopted this guidance as of the beginning of the quarter. The Company elected to reclassify the income tax effects of the Tax Act from items in AOCI into retained earnings.

Adoption resulted in a reduction in AOCI and a corresponding increase in retained earnings of $33 million.

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
January 1, 2019
The Company does not expect this guidance will have a material impact on its earnings per common share (EPS), but it will result in a gross up of the consolidated balance sheets due to recognition of right-of-use assets and lease liabilities based on the present value of remaining operating lease payments (see Note 13 in the 2017 10-K for the undiscounted rental commitments for operating leases).

The Company is evaluating its adoption method due to a recently proposed ASU that provides an alternative adoption method. The Company is refining its methodology to estimate the right of use assets and lease liabilities and working on system updates to apply the lease accounting changes. The full population of contracts that may be subject to balance sheet recognition is still being evaluated, and is nearly complete. The Company has further work to perform related to disclosures.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
Provides guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and held to maturity (HTM) debt securities. Requires estimating current expected credit losses (CECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions, and reasonable forecasts. The initial estimate of, and the subsequent changes in, CECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. Amends the OTTI model for available for sale (AFS) debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, “Revenue – Revenue from Contracts with Customers and ASU 2018-02, “Other Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” were as follows:

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2018-02	Balance at January 1, 2018
Assets
Other assets (1)	$1,949	$167	$—	$2,116
Stockholders’ Equity
Retained earnings	14,408	167	33	14,608
Accumulated other comprehensive income	(152)	—	(33)	(185)
(1) Adjustment is comprised of an increase in capitalized contract costs of $219 million, partially offset by an increase in deferred tax liabilities of $52 million.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of income and condensed consolidated balance sheet were as follows:

	Three Months Ended March 31, 2018
Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Expenses Excluding Interest
Compensation and benefits	$770	$781	$(11)
Taxes on income	219	216	3
Net Income	783	775	8

	As of March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets
Other assets (1)	$2,038	$1,863	$175
Stockholders’ Equity
Retained earnings	15,222	15,047	175
(1) Adjustment is comprised of an increase in capitalized contract costs of $230 million, partially offset by an increase in deferred tax liabilities of $55 million.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2018	2017
Net interest revenue
Interest revenue	$1,421	$1,055
Interest expense	(158)	(55)
Net interest revenue	1,263	1,000
Asset management and administration fees
Mutual funds and ETF service fees	493	506
Advice Solutions	282	244
Other	76	73
Asset management and administration fees	851	823
Trading revenue
Commissions	189	178
Principal transactions	12	14
Trading revenue	201	192
Other	83	66
Total net revenues	$2,398	$2,081
For a summary of revenue provided by our reportable segments, see Note 17. The recognition of revenue is not impacted by the operating segment in which revenue is generated. Schwab does not have any significant contract balances as of March 31, 2018.
Net interest revenue
Net interest revenue, which is generated from financial instruments covered by various other areas of GAAP, is not within the scope of ASU 2014-09, and is included in the table above in order to reconcile to total net revenues per the condensed consolidated statement of income. Net interest revenue is the difference between interest generated on interest earning assets and interest paid on funding sources. Our primary interest earning assets include cash and cash equivalents; segregated cash and investments; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities, and changes in prepayment levels for mortgage related securities and loans. Fees earned on securities borrowing and lending activities, which are conducted by CS&Co on assets held in client brokerage accounts, are included in other interest revenue and expense.

Asset management and administration fees

The majority of asset management and administration fees are generated through our proprietary and third-party mutual fund and ETF offerings, as well as fee-based advisory solutions. Mutual fund and ETF service fees are charged for investment management, shareholder, and administration services provided to Schwab Funds® and Schwab ETFs™, as well as recordkeeping, shareholder, and administration services provided to third-party funds. Advice Solutions fees are charged for brokerage and asset management services provided to Advice Solutions clients. Both Mutual fund and ETF service fees and Advice Solution fees are earned and recognized over time. Fees are generally based on a percentage of the daily value of assets under management and are collected on a monthly or quarterly basis.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Trading revenue

Substantially all trading revenue is generated through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs. This revenue is earned and collected at a point-in-time which is consistent with the timing that the trade execution services are performed.

Other revenue
Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and nonrecurring gains. Generally, the most significant portion of other revenue is order flow revenue, which are payments received from execution venues to which CS&Co sends equity and option orders. Order flow revenue is recognized at the point-in-time that the trades are executed.

Capitalized contract costs
Deferred contract costs relate to sales commissions paid to employees for obtaining contracts with clients and are included in Other assets in the condensed consolidated balance sheets. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. At March 31, 2018 and January 1, 2018, we had $230 million and $219 million of deferred contract costs, respectively. Amortization expense related to deferred contract costs was $11 million for the first quarter of 2018, which was recorded in Compensation and benefits expense.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$21,077	$49	$65	$21,061
U.S. Treasury securities	10,964	—	137	10,827
Asset-backed securities (1)	9,622	25	11	9,636
Corporate debt securities (2)	6,546	12	6	6,552
Certificates of deposit	1,790	2	1	1,791
U.S. agency notes	1,565	—	8	1,557
Commercial paper (2)	315	—	—	315
Foreign government agency securities	50	—	2	48
Non-agency commercial mortgage-backed securities	40	—	—	40
Total available for sale securities	$51,969	$88	$230	$51,827
Held to maturity securities:
U.S. agency mortgage-backed securities	$103,967	$82	$2,377	$101,672
Asset-backed securities (1)	14,625	126	7	14,744
Corporate debt securities (2)	4,340	8	44	4,304
U.S. state and municipal securities	1,245	20	3	1,262
Non-agency commercial mortgage-backed securities	1,033	3	19	1,017
U.S. Treasury securities	223	—	8	215
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	1	49
Total held to maturity securities	$125,683	$239	$2,459	$123,463

December 31, 2017
Available for sale securities:
U.S. agency mortgage-backed securities	$20,915	$53	$39	$20,929
U.S. Treasury securities	9,583	—	83	9,500
Asset-backed securities (1)	9,019	34	6	9,047
Corporate debt securities (2)	6,154	16	1	6,169
Certificates of deposit	2,040	2	1	2,041
U.S. agency notes	1,914	—	8	1,906
Commercial paper (2)	313	—	—	313
Foreign government agency securities	51	—	1	50
Non-agency commercial mortgage-backed securities	40	—	—	40
Total available for sale securities	$50,029	$105	$139	$49,995
Held to maturity securities:
U.S. agency mortgage-backed securities	$101,197	$290	$1,034	$100,453
Asset-backed securities (1)	12,937	127	2	13,062
Corporate debt securities (2)	4,078	13	5	4,086
U.S. state and municipal securities	1,247	57	—	1,304
Non-agency commercial mortgage-backed securities	994	10	5	999
U.S. Treasury securities	223	—	3	220
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	1	49
Total held to maturity securities	$120,926	$497	$1,050	$120,373
(1) Approximately 40% and 42% of Asset-backed securities held as of March 31, 2018 and December 31, 2017, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 42% and 40% of the asset-backed securities held as of March 31, 2018 and December 31, 2017, respectively.
(2) As of March 31, 2018 and December 31, 2017, approximately 38% and 41%, respectively, of the total AFS and HTM investments in Corporate debt securities and Commercial paper were issued by institutions in the financial services industry. Approximately 22% of the holdings of these securities were issued by institutions in the information technology industry as of both March 31, 2018 and December 31, 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

At March 31, 2018, CSB had pledged securities with a fair value of $23.0 billion as collateral to secure borrowing capacity on a secured credit facility with the Federal Home Loan Bank of San Francisco (FHLB) (see Note 8). CSB also pledges certain investment securities as collateral to secure borrowing capacity at the Federal Reserve Bank discount window, and had pledged securities with a fair value of $2.5 billion as collateral for this facility at March 31, 2018. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $906 million at March 31, 2018.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than		12 months
	12 months		or longer		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. agency mortgage-backed securities	$6,308	$52	$2,339	$13	$8,647	$65
U.S. Treasury securities	5,522	45	5,305	92	10,827	137
Asset-backed securities	1,594	7	422	4	2,016	11
Corporate debt securities	1,503	6	20	—	1,523	6
Certificates of deposit	1,019	1	—	—	1,019	1
U.S. agency notes	—	—	1,557	8	1,557	8
Foreign government agency securities	48	2	—	—	48	2
Total	$15,994	$113	$9,643	$117	$25,637	$230
Held to maturity securities:
U.S. agency mortgage-backed securities	$60,892	$1,166	$24,742	$1,211	$85,634	$2,377
Asset-backed securities	1,249	7	100	—	1,349	7
Corporate debt securities	2,743	44	—	—	2,743	44
U.S. state and municipal securities	96	3	—	—	96	3
Non-agency commercial mortgage-backed securities	764	19	—	—	764	19
U.S. Treasury securities	215	8	—	—	215	8
Foreign government agency securities	49	1	—	—	49	1
Total	$66,008	$1,248	$24,842	$1,211	$90,850	$2,459
Total securities with unrealized losses (1)	$82,002	$1,361	$34,485	$1,328	$116,487	$2,689

December 31, 2017
Available for sale securities:
U.S. agency mortgage-backed securities	$5,696	$21	$2,548	$18	$8,244	$39
U.S. Treasury securities	4,625	11	4,875	72	9,500	83
Asset-backed securities	904	3	424	3	1,328	6
Corporate debt securities	736	1	120	—	856	1
Certificates of deposit	799	1	—	—	799	1
U.S. agency notes	99	—	1,807	8	1,906	8
Foreign government agency securities	50	1	—	—	50	1
Total	$12,909	$38	$9,774	$101	$22,683	$139
Held to maturity securities:
U.S. agency mortgage-backed securities	$42,102	$310	$24,753	$724	$66,855	$1,034
Asset-backed securities	1,124	2	72	—	1,196	2
Corporate debt securities	1,078	5	—	—	1,078	5
Non-agency commercial mortgage-backed securities	607	5	—	—	607	5
U.S. Treasury securities	220	3	—	—	220	3
Foreign government agency securities	49	1	—	—	49	1
Total	$45,180	$326	$24,825	$724	$70,005	$1,050
Total securities with unrealized losses (2)	$58,089	$364	$34,599	$825	$92,688	$1,189
(1) The number of investment positions with unrealized losses totaled 314 for AFS securities and 1,353 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 251 for AFS securities and 938 for HTM securities.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

At March 31, 2018, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.
Management evaluates whether investment securities are other-than-temporarily impaired (OTTI) on a quarterly basis as described in Note 2 in the 2017 Form 10-K. No amounts were recognized as OTTI in earnings or other comprehensive income in 2018 or 2017. As of March 31, 2018 and December 31, 2017, Schwab did not hold any securities on which OTTI was previously recognized.

The maturities of AFS and HTM securities are as follows:

March 31, 2018	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$35	$3,454	$7,846	$9,726	$21,061
U.S. Treasury securities	2,441	8,386	—	—	10,827
Asset-backed securities	250	7,844	959	583	9,636
Corporate debt securities	3,183	3,369	—	—	6,552
Certificates of deposit	772	1,019	—	—	1,791
U.S. agency notes	1,310	247	—	—	1,557
Commercial paper	315	—	—	—	315
Foreign government agency securities	—	48	—	—	48
Non-agency commercial mortgage-backed securities (1)	—	—	—	40	40
Total fair value	$8,306	$24,367	$8,805	$10,349	$51,827
Total amortized cost	$8,315	$24,480	$8,819	$10,355	$51,969
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$418	$13,032	$30,343	$57,879	$101,672
Asset-backed securities	—	1,046	7,356	6,342	14,744
Corporate debt securities	351	3,368	585	—	4,304
U.S. state and municipal securities	—	—	173	1,089	1,262
Non-agency commercial mortgage-backed securities (1)	—	355	—	662	1,017
U.S. Treasury securities	—	—	215	—	215
Certificates of deposit	—	200	—	—	200
Foreign government agency securities	—	49	—	—	49
Total fair value	$769	$18,050	$38,672	$65,972	$123,463
Total amortized cost	$771	$18,270	$39,171	$67,471	$125,683
(1) Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended March 31,

	2018	2017
Proceeds	$—	$1,064
Gross realized gains	—	1

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

March 31, 2018	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans - net
First Mortgages (1,2)	$10,041	$15	$3	$19	$37	$10,078	$17	$10,061
HELOCs (1,2)	1,781	4	1	10	15	1,796	7	1,789
Pledged asset lines	4,360	1	1	—	2	4,362	—	4,362
Other	180	—	—	—	—	180	3	177
Total bank loans	$16,362	$20	$5	$29	$54	$16,416	$27	$16,389

December 31, 2017
First Mortgages (1,2)	$9,983	$14	$2	$17	$33	$10,016	$16	$10,000
HELOCs (1,2)	1,928	—	3	12	15	1,943	8	1,935
Pledged asset lines	4,361	4	4	—	8	4,369	—	4,369
Other	176	—	—	—	—	176	2	174
Total bank loans	$16,448	$18	$9	$29	$56	$16,504	$26	$16,478
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $75 million and $77 million at March 31, 2018 and December 31, 2017, respectively.
(2) At March 31, 2018 and December 31, 2017, 48% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2018 or December 31, 2017.

At March 31, 2018, CSB had pledged $11.1 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Substantially all of the bank loans were collectively evaluated for impairment at March 31, 2018 and December 31, 2017.

Changes in the allowance for loan losses were as follows:

	March 31, 2018				March 31, 2017
	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$16	$8	$2	$26	$17	$8	$1	$26
Provision for loan losses	1	(1)	1	1	—	—	—	—
Balance at end of period	$17	$7	$3	$27	$17	$8	$1	$26
(1) All pledged asset lines (PALs) were fully collateralized by securities with fair values in excess of borrowings at March 31, 2018 and December 31, 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of impaired bank loan related assets is as follows:

	March 31, 2018	December 31, 2017
Nonaccrual loans (1)	$29	$28
Other real estate owned (2)	2	3
Total nonperforming assets	31	31
Troubled debt restructurings	8	11
Total impaired assets	$39	$42
(1) Nonaccrual loans include nonaccrual troubled debt restructurings.
(2) Included in Other assets on the condensed consolidated balance sheets.

Credit Quality
In addition to monitoring delinquency, Schwab monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the following:

•	Year of origination;

•	Borrower FICO scores at origination (Origination FICO);

•	Updated borrower FICO scores (Updated FICO);

•	Loan-to-value (LTV) ratios at origination (Origination LTV); and

•	Estimated current LTV ratios (Estimated Current LTV).
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in March 2018. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

March 31, 2018	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages:
Estimated Current LTV
<70%	$9,114	778	N/A	0.08%
>70% – <90%	955	770	N/A	0.58%
>90% – <100%	6	713	N/A	6.11%
>100%	3	738	N/A	7.67%
Total	$10,078	777	N/A	0.13%
HELOCs:
Estimated Current LTV (2)
<70%	$1,639	773	31%	0.17%
>70% – <90%	139	757	45%	0.86%
>90% – <100%	11	746	68%	1.47%
>100%	7	714	72%	8.46%
Total	$1,796	771	32%	0.26%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$4,362	767	39%	—

December 31, 2017	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages:
Estimated Current LTV
<70%	$9,046	775	N/A	0.09%
>70% – <90%	961	769	N/A	0.46%
>90% – <100%	5	714	N/A	10.49%
>100%	4	713	N/A	6.23%
Total	$10,016	775	N/A	0.14%
HELOCs:
Estimated Current LTV (2)
<70%	$1,773	772	32%	0.18%
>70% – <90%	148	755	47%	0.84%
>90% – <100%	14	742	64%	2.85%
>100%	8	718	72%	4.91%
Total	$1,943	770	33%	0.27%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$4,369	765	41%	—
(1) The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.
(2) Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

March 31, 2018	First Mortgages	HELOCs
Year of origination
Pre-2014	$2,570	$1,364
2014	499	105
2015	1,167	115
2016	2,813	101
2017	2,556	97
2018	473	14
Total	$10,078	$1,796
Origination FICO
<620	$6	$1
620 – 679	90	9
680 – 739	1,564	339
>740	8,418	1,447
Total	$10,078	$1,796
Origination LTV
<70%	$7,627	$1,257
>70% – <90%	2,445	530
>90% – <100%	6	9
Total	$10,078	$1,796

December 31, 2017	First Mortgages	HELOCs
Year of origination
Pre-2014	$2,804	$1,496
2014	530	116
2015	1,218	128
2016	2,886	111
2017	2,578	92
Total	$10,016	$1,943
Origination FICO
<620	$6	$1
620 – 679	89	10
680 – 739	1,569	365
>740	8,352	1,567
Total	$10,016	$1,943
Origination LTV
<70%	$7,569	$1,360
>70% – <90%	2,441	574
>90% – <100%	6	9
Total	$10,016	$1,943
At March 31, 2018, First Mortgage loans of $9.1 billion had adjustable interest rates. These mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 33% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 60% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period, and the 20-year amortizing period, is a floating rate based on the prime rate plus a margin. HELOCs that convert to an amortizing loan may experience higher delinquencies, and higher loss rates, than those in the initial draw period. The allowance for loan loss methodology takes this increased inherent risk into consideration.
The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2018	Balance
Converted to an amortizing loan by period end	$451
Within 1 year	495
> 1 year – 3 years	168
> 3 years – 5 years	145
> 5 years	537
Total	$1,796
At March 31, 2018, $1.4 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2018, the borrowers on approximately 36% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of March 31, 2018 and December 31, 2017, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act-related investments and most of those related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. CSB receives tax credits and other tax benefits for these investments. CSB’s LIHTC investments are accounted for using the proportional amortization method, which amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is included in taxes on income on the consolidated statements of income.
Aggregate assets, liabilities, and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but as to which we have concluded it is not the primary beneficiary, are summarized in the table below:

	March 31, 2018			December 31, 2017
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$340	$217	$340	$304	$203	$304
Other CRA investments (2)	67	—	122	69	—	125
Total	$407	$217	$462	$373	$203	$429
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheets.
(2) Other CRA investments are recorded using either the adjusted cost method, equity method, or as HTM securities. Aggregate assets are included in other assets, HTM securities, or bank loans – net on the condensed consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the three months ended March 31, 2018 and 2017, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2018 and 2021.

7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2018	December 31, 2017
Interest-bearing deposits:
Deposits swept from brokerage accounts	$168,854	$148,212
Checking	13,530	13,388
Savings and other	6,925	7,264
Total interest-bearing deposits	189,309	168,864
Non-interest-bearing deposits	875	792
Total bank deposits	$190,184	$169,656

8.    Borrowings

CSC’s Senior Notes are unsecured obligations and rank equally with the other unsecured senior debt. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the Senior Notes. The following table lists long-term debt by instrument outstanding as of March 31, 2018 and December 31, 2017.

	Date of Issuance	Principal Amount Outstanding
		March 31, 2018	December 31, 2017
Fixed-rate Senior Notes:
1.500% due March 10, 2018 (1)	03/10/15	$—	$625
2.200% due July 25, 2018	07/25/13	275	275
4.450% due July 22, 2020	07/22/10	700	700
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.000% due March 10, 2025	03/10/15	375	375
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
Total fixed-rate Senior Notes		4,106	4,731
5.450% Finance lease obligation (2)	06/04/04	59	61
Unamortized discount — net		(14)	(14)
Debt issuance costs		(23)	(25)
Total long-term debt		$4,128	$4,753
(1) Redeemed on February 8, 2018.
(2) Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation is being reduced by a portion of the lease payments over the remaining lease term through June 30, 2024.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Annual maturities on long-term debt outstanding at March 31, 2018 are as follows:

2018	$281
2019	8
2020	709
2021	9
2022	266
Thereafter	2,892
Total maturities	4,165
Unamortized discount — net	(14)
Debt issuance costs	(23)
Total long-term debt	$4,128
Short-term borrowings: CSB maintains a secured credit facility with the FHLB. Amounts available under this facility are dependent on the value of CSB’s First Mortgages, HELOCs, and the fair value of certain of CSB’s investment securities that are pledged as collateral. As of March 31, 2018, the collateral pledged by CSB provided a total borrowing capacity of $31.4 billion of which no amounts were outstanding. As of December 31, 2017, the collateral pledged by CSB provided a total borrowing capacity $32.3 billion, of which $15.0 billion, was outstanding.
As a condition of the FHLB borrowings, CSB is required to hold FHLB stock, with the investment recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $233 million at March 31, 2018 and $405 million at December 31, 2017.

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $513 million and $665 million during the first quarters of 2018 and 2017, respectively. Schwab purchased HELOCs with commitments of $107 million and $118 million during the first quarters of 2018 and 2017, respectively.
The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	March 31, 2018	December 31, 2017
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$10,555	$10,060
Commitments to purchase First Mortgage loans	377	308
Total	$10,932	$10,368
Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At March 31, 2018, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at March 31, 2018. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.
Schwab also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. Schwab’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. The

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.
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

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleged violations of state law and federal securities law in connection with the fund’s investment policy, named CSIM, Schwab Investments (registrant and issuer of the fund’s shares), and certain current and former fund trustees as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a fundholder vote. Plaintiff seeks unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs, and attorneys’ fees on behalf of a putative class of investors who held shares as of August 31, 2007, and a putative class of investors who purchased the shares between September 1, 2017 and February 27, 2009. Plaintiff’s federal securities law claim and certain of plaintiff’s state law claims were dismissed. On August 8, 2011, the court dismissed plaintiff’s remaining claims with prejudice. Plaintiff appealed to the Ninth Circuit, which issued a ruling on March 9, 2015 reversing the district court’s dismissal of the case and remanding the case for further proceedings. Plaintiff filed a fourth amended complaint on June 25, 2015, and in decisions issued October 6, 2015 and February 23, 2016, the court dismissed all claims with prejudice. Plaintiff has appealed to the Ninth Circuit, where the case remains pending.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

10.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement. Schwab’s resale agreements are not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $237 million and $215 million at March 31, 2018 and December 31, 2017, respectively. All of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at March 31, 2018 and December 31, 2017.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
March 31, 2018
Assets:
Resale agreements (1)	$4,434	$—	$4,434	$—	$(4,434)	(2)	$—
Securities borrowed (3)	241	—	241	(172)	(68)		1
Total	$4,675	$—	$4,675	$(172)	$(4,502)		$1
Liabilities:
Securities loaned (4,5)	$800	$—	$800	$(172)	$(558)		$70
Total	$800	$—	$800	$(172)	$(558)		$70

December 31, 2017
Assets:
Resale agreements (1)	$6,596	$—	$6,596	$—	$(6,596)	(2)	$—
Securities borrowed (3)	222	—	222	(199)	(22)		1
Total	$6,818	$—	$6,818	$(199)	$(6,618)		$1
Liabilities:
Securities loaned (4,5)	$966	$—	$966	$(199)	$(670)		$97
Total	$966	$—	$966	$(199)	$(670)		$97
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At March 31, 2018 and December 31, 2017, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $4.5 billion and $6.7 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2018 and December 31, 2017.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

	March 31, 2018	December 31, 2017
Fair value of client securities available to be pledged	$27,296	$25,905
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	3,368	2,280
Fulfillment of client short sales	1,713	2,011
Securities lending to other broker-dealers	653	784
Total collateral pledged	$5,734	$5,075
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $74 million as of March 31, 2018 and $78 million as of December 31, 2017.

(1)	Client securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

11.    Fair Values of Assets and Liabilities

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

Our primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing sources to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2 in the 2017 Form 10-K. We did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the three months ended March 31, 2018, or the year ended December 31, 2017. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2018 or December 31, 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,049	$—	$—	$1,049
Total cash equivalents	1,049	—	—	1,049
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,147	—	2,147
U.S. Government securities	—	3,661	—	3,661
Total investments segregated and on deposit for regulatory purposes	—	5,808	—	5,808
Other securities owned:
Equity and bond mutual funds	371	—	—	371
Schwab Funds® money market funds	59	—	—	59
State and municipal debt obligations	—	36	—	36
Equity, U.S. Government and corporate debt, and other securities	2	32	—	34
Total other securities owned	432	68	—	500
Available for sale securities:
U.S. agency mortgage-backed securities	—	21,061	—	21,061
U.S. Treasury securities	—	10,827	—	10,827
Asset-backed securities	—	9,636	—	9,636
Corporate debt securities	—	6,552	—	6,552
Certificates of deposit	—	1,791	—	1,791
U.S. agency notes	—	1,557	—	1,557
Commercial paper	—	315	—	315
Foreign government agency securities	—	48	—	48
Non-agency commercial mortgage-backed securities	—	40	—	40
Total available for sale securities	—	51,827	—	51,827
Total	$1,481	$57,703	$—	$59,184

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2018	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$13,096	$—	$13,096	$—	$13,096
Cash and investments segregated and on deposit for regulatory purposes	7,002	—	7,002	—	7,002
Receivables from brokers, dealers, and clearing organizations	894	—	894	—	894
Receivables from brokerage clients — net	21,144	—	21,144	—	21,144
Held to maturity securities:
U.S. agency mortgage-backed securities	103,967	—	101,672	—	101,672
Asset-backed securities	14,625	—	14,744	—	14,744
Corporate debt securities	4,340	—	4,304	—	4,304
U.S. state and municipal securities	1,245	—	1,262	—	1,262
Non-agency commercial mortgage-backed securities	1,033	—	1,017	—	1,017
U.S. Treasury securities	223	—	215	—	215
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	49	—	49
Total held to maturity securities	125,683	—	123,463	—	123,463
Bank loans — net:
First Mortgages	10,061	—	9,865	—	9,865
HELOCs	1,789	—	1,834	—	1,834
Pledged asset lines	4,362	—	4,362	—	4,362
Other	177	—	177	—	177
Total bank loans — net	16,389	—	16,238	—	16,238
Other assets	656	—	656	—	656
Total	$184,864	$—	$182,493	$—	$182,493
Liabilities:
Bank deposits	$190,184	$—	$190,184	$—	$190,184
Payables to brokers, dealers, and clearing organizations	1,122	—	1,122	—	1,122
Payables to brokerage clients	31,088	—	31,088	—	31,088
Accrued expenses and other liabilities	1,173	—	1,173	—	1,173
Long-term debt	4,128	—	4,077	—	4,077
Total	$227,695	$—	$227,644	$—	$227,644

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

12.    Stockholders’ Equity
The Company’s preferred stock issued and outstanding is as follows:

	Shares Issued and Outstanding (In thousands) at		Liquidation Preference Per Share	Carrying Value at			Dividend Rate in Effect at March 31, 2018	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	March 31, 2018 (1)	December 31, 2017 (1)		March 31, 2018	December 31, 2017	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793
(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

13.    Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Three Months Ended March 31,	2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(108)	$26	$(82)	$52	$(19)	$33
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	—	—	—	227	(85)	142
Other reclassifications included in other revenue	—	—	—	(1)	—	(1)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	—	—	—	(227)	85	(142)
Amortization of amounts previously recorded upon transfer from available for sale	9	(2)	7	2	(1)	1
Other	—	—	—	(3)	1	(2)
Other comprehensive income (loss)	$(99)	$24	$(75)	$50	$(19)	$31
(1) See Note 5 in the 2017 10-K for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

AOCI balances are as follows:

Total Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	33
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(1)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	1
Other	(2)
Balance at March 31, 2017	$(132)

Balance at December 31, 2017	$(152)
Adoption of accounting standards (Note 2)	(33)
Available for sale securities:
Net unrealized gain (loss)	(82)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	7
Balance at March 31, 2018	$(260)

14.    Taxes on Income
On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018. In connection with our initial analysis of the impact of the Tax Act, Schwab’s effective tax rate for the three months ended March 31, 2018, was 21.9% compared to 33.1% for the same period in 2017.

Also as a result of the Tax Act, Schwab recognized a $46 million one-time non-cash charge to taxes on income in the fourth quarter of 2017 associated with the remeasurement of net deferred tax assets and other tax adjustments related to the Tax Act. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate in the fourth quarter of 2017, our accounting for various elements of the Tax Act may be affected by clarifications of the Tax Act and other related analysis including, but not limited to, bonus depreciation that will allow for immediate expensing of qualified property and the state tax effect of adjustments made to federal temporary differences. As such, the impact of the Tax Act is an estimate pending further information and the analysis noted.

Schwab did not record any material measurement-period adjustments related to the Tax Act during the first quarter of 2018. We are continuing to gather additional information to complete the accounting for estimated items and expect to complete the accounting within the prescribed measurement period. As of January 1, 2018, Schwab adopted new accounting guidance that decreased AOCI and increased retained earnings by $33 million for the reclassification of certain impacts of the Tax Act as described in Note 2.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Earnings Per Common Share

EPS under the basic and diluted computations is as follows:

	Three Months Ended March 31,
	2018	2017
Net income	$783	$564
Preferred stock dividends and other (1)	(37)	(39)
Net income available to common stockholders	$746	$525
Weighted-average common shares outstanding — basic	1,347	1,336
Common stock equivalent shares related to stock incentive plans	15	15
Weighted-average common shares outstanding — diluted (2)	1,362	1,351
Basic EPS	$.55	$.39
Diluted EPS	$.55	$.39
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 11 million and 10 million shares for the first quarters of 2018 and 2017, respectively.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

16.    Regulatory Requirements

At March 31, 2018, Schwab and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$15,535	19.8%	N/A		$3,537	4.5%
Tier 1 Risk-Based Capital	18,328	23.3%	N/A		4,717	6.0%
Total Risk-Based Capital	18,372	23.4%	N/A		6,289	8.0%
Tier 1 Leverage	18,328	7.5%	N/A		9,832	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$14,093	20.7%	$4,435	6.5%	$3,070	4.5%
Tier 1 Risk-Based Capital	14,093	20.7%	5,458	8.0%	4,094	6.0%
Total Risk-Based Capital	14,121	20.7%	6,823	10.0%	5,458	8.0%
Tier 1 Leverage	14,093	7.0%	10,133	5.0%	8,107	4.0%

December 31, 2017
CSC
Common Equity Tier 1 Risk-Based Capital	$14,630	19.3%	N/A		$3,414	4.5%
Tier 1 Risk-Based Capital	17,423	23.0%	N/A		4,552	6.0%
Total Risk-Based Capital	17,452	23.0%	N/A		6,069	8.0%
Tier 1 Leverage	17,423	7.6%	N/A		9,218	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$13,355	20.1%	$4,324	6.5%	$2,993	4.5%
Tier 1 Risk-Based Capital	13,355	20.1%	5,321	8.0%	3,991	6.0%
Total Risk-Based Capital	13,382	20.1%	6,652	10.0%	5,321	8.0%
Tier 1 Leverage	13,355	7.1%	9,462	5.0%	7,569	4.0%
N/A Not applicable.

At March 31, 2018, CSB is considered well capitalized (the highest category) under its regulatory capital rules. At March 31, 2018, both CSC’s and CSB’s capital levels exceeded the fully implemented capital conservation buffer requirement. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect our ability to meet future capital requirements.

In late 2017, Schwab acquired a federal savings bank charter and changed the name to Charles Schwab Signature Bank (CSSB). At March 31, 2018, CSSB’s balance sheet consisted primarily of investment securities with total assets of $6.5 billion. CSSB is subject to similar regulatory guidelines and requirements, and seeks to maintain a Tier 1 Leverage Ratio similar to CSB.
Net capital and net capital requirements for CS&Co are as follows:

	March 31, 2018	December 31, 2017
Net Capital	$2,211	$2,118
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	459	435
Net Capital in excess of required net capital	$1,752	$1,683
In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at March 31, 2018. The SEC Customer Protection Rule requires broker-dealers to segregate client

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

fully paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

17.    Segment Information
Schwab’s two reportable segments are Investor Services and Advisor Services. Schwab structures the operating segments according to its clients and the services provided to those clients. The Investor Services segment provides retail brokerage and banking services to individual investors and retirement plan services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking, and support services, as well as retirement business services to independent RIAs, independent retirement advisors, and recordkeepers. Revenues and expenses are allocated to the two segments based on which segment services the client.
Management evaluates the performance of the segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions between the segments.
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
Net Revenues:
Net interest revenue	$957	$753	$306	$247	$1,263	$1,000
Asset management and administration fees	593	566	258	257	851	823
Trading revenue	127	119	74	73	201	192
Other	64	50	19	16	83	66
Total net revenues	1,741	1,488	657	593	2,398	2,081
Expenses Excluding Interest	1,042	930	354	308	1,396	1,238
Income before taxes on income	$699	$558	$303	$285	$1,002	$843

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 9.

Item 1A.     Risk Factors

During the first three months of 2018, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2017 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2018:

Month	Total number of shares Purchased (in thousands)	Average Price Paid per shares
January:
Employee transactions (1)	10	$51.80
February:
Employee transactions (1)	5	$53.61
March:
Employee transactions (1)	179	$52.00
Total:
Employee Transactions (1)	194	$52.04
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

There were no share repurchases under the Share Repurchase Program during the first quarter of 2018. At March 31, 2018, approximately $596 million of future share repurchases remained authorized under the Share Repurchase Program, and the remaining authorizations do not have an expiration date. Repurchases as part of this program are under two authorizations by CSC’s Board of Directors, each covering up to $500 million of common stock, which were publicly announced by the Company on April 25, 2007 and March 13, 2008.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 9, 2018	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer