Form 10-Q
period 2018-06-30
SCHWAB CHARLES CORP
filed 2018-08-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended June 30, 2018

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
1,351,062,783 shares of $.01 par value Common Stock Outstanding on July 31, 2018

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018

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

This strategy emphasizes placing clients’ perspectives, needs, and desires at the forefront. Because investing plays a fundamental role in building financial security, we strive to deliver a better investing experience for our clients – individual investors and the people and institutions who serve them – by disrupting longstanding industry practices on their behalf and providing superior service. We also aim to offer a broad range of products and solutions to meet client needs with a focus on transparency, value, and trust. In addition, management works to couple Schwab’s scale and resources with ongoing expense discipline to keep costs low and ensure that products and solutions are affordable as well as responsive to client needs. In combination, these are the key elements of our “no trade-offs” approach to serving investors. We believe that following this strategy is the best way to maximize our market valuation and stockholder returns over time.

Management estimates that investable wealth in the United States (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $3.40 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline, will generate earnings growth and build long-term stockholder value.

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
These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•
Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline, generates earnings growth and builds stockholder value (see Introduction in Part I, Item 2);

•	Ongoing investments to fuel growth (see Overview);

•	Capital expenditures in 2018 (see Results of Operations);

•	Consolidated balance sheet assets remaining above $250 billion (see Risk Management and Capital Management);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations, and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advice solutions and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Timing and amount of transfers of certain balances from sweep money market funds into bank sweep deposits;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new products, services, infrastructure, and capabilities in a timely and successful manner;

•	The effect of adverse developments in litigation or regulatory matters and the extent of any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2017 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarters and first six months of 2018 and 2017 are:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Client Metrics:
Net new client assets (in billions) (1)	$43.9	$64.5	(32)%	$25.1	$103.4	(76)%
Core net new client assets (in billions)	$53.4	$46.2	16%	$119.0	$85.1	40%
Client assets (in billions, at quarter end)	$3,397.0	$3,040.6	12%
Average client assets (in billions)	$3,370.4	$2,979.2	13%	$3,376.2	$2,925.5	15%
New brokerage accounts (in thousands)	384	357	8%	827	719	15%
Active brokerage accounts (in thousands, at quarter end)	11,202	10,487	7%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,768.7	$1,539.8	15%
Client cash as a percentage of client assets (at quarter end)	10.7%	11.5%
Company Financial Metrics:
Total net revenues	$2,486	$2,130	17%	$4,884	$4,211	16%
Total expenses excluding interest	1,355	1,221	11%	2,751	2,459	12%
Income before taxes on income	1,131	909	24%	2,133	1,752	22%
Taxes on income	265	334	(21)%	484	613	(21)%
Net income	866	575	51%	1,649	1,139	45%
Preferred stock dividends and other	53	45	18%	90	84	7%
Net income available to common stockholders	$813	$530	53%	$1,559	$1,055	48%
Earnings per common share — diluted	$.60	$.39	54%	$1.14	$.78	46%
Net revenue growth from prior year	17%	17%		16%	17%
Pre-tax profit margin	45.5%	42.7%		43.7%	41.6%
Return on average common stockholders’ equity	19%	15%		19%	15%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.16%		0.16%	0.17%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.6%	7.4%
(1) Includes outflows of $9.5 billion and $93.9 billion in the second quarter and first six months of 2018, respectively, from certain mutual fund clearing services clients.

Net income grew 51% and 45% for the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, driven primarily by sustained business momentum, higher interest rates, and lower corporate income taxes. Total net revenues rose 17% and 16% in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily due to higher net interest revenue as a result of higher interest rates and larger client cash sweep balances. Total expenses excluding interest grew 11% and 12% during the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, reflecting higher spending to support the expanding client base and ongoing investments to fuel growth. Altogether, we achieved a 570 basis point gap between revenue and expense growth, which resulted in a 45.5% and 43.7% pre-tax profit margin for the second quarter and first six months of 2018, respectively, compared to the same periods in 2017.

Taxes on income decreased 21% for both the second quarter and first six months of 2018 resulting in effective tax rates of 23.4% and 22.7% for the second quarter and first six months of 2018, respectively. The reduction in taxes on income was due to the Tax Act of 2017, which lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

We delivered net income of $866 million and $1.6 billion for the second quarter and first six months of 2018, respectively, up $291 million and $510 million from a year ago, lifting our return on equity to 19% for the second quarter and first six months of 2018 compared to 15% for the same periods in 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

During the second quarter of 2018, clients opened 384,000 new brokerage accounts, helping to bring active brokerage accounts to 11.2 million at June 30, 2018. Excluding planned mutual funding clearing outflows of $9.5 billion, core net new assets gathered during the second quarter of 2018 were $53.4 billion, compared to $46.2 billion for the same period a year ago. Client engagement remained strong during the second quarter of 2018, with daily average revenue trades rising 21% from the same period in 2017.

Effective balance sheet management remains an essential element of our financial discipline. In the second quarter, we issued $1.95 billion of Senior Notes, which we used to redeem $275 million of maturing debt and maintain appropriate liquidity given the growth we’re achieving. We also transferred an additional $20 billion in the second quarter of 2018 from sweep money market funds to bank sweep deposits, bringing the total year-to-date transferred amount to $45 billion. As anticipated, we crossed the $250 billion asset threshold for heightened regulatory requirements during the second quarter of 2018, ending with $262 billion in total consolidated assets at June 30, 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2018		2017
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	41%	$1,590	64%	$1,127	52%
Interest expense	147%	(183)	(7)%	(74)	(3)%
Net interest revenue	34%	1,407	57%	1,053	49%
Asset management and administration fees
Mutual funds and ETF service fees	(11)%	458	19%	513	24%
Advice solutions	11%	283	11%	256	12%
Other	(4)%	73	3%	76	4%
Asset management and administration fees	(4)%	814	33%	845	40%
Trading revenue
Commissions	11%	157	6%	142	6%
Principal transactions	53%	23	1%	15	1%
Trading revenue	15%	180	7%	157	7%
Other	13%	85	3%	75	4%
Total net revenues	17%	$2,486	100%	$2,130	100%

		2018		2017
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	38%	$3,011	62%	$2,182	52%
Interest expense	164%	(341)	(7)%	(129)	(3)%
Net interest revenue	30%	2,670	55%	2,053	49%
Asset management and administration fees
Mutual funds and ETF service fees	(7)%	951	19%	1,019	24%
Advice solutions	13%	565	12%	500	12%
Other	—	149	3%	149	4%
Asset management and administration fees	—	1,665	34%	1,668	40%
Trading revenue
Commissions	8%	346	7%	320	7%
Principal transactions	21%	35	1%	29	1%
Trading revenue	9%	381	8%	349	8%
Other	19%	168	3%	141	3%
Total net revenues	16%	$4,884	100%	$4,211	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2018			2017
Three Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$12,764	$57	1.80%	$8,562	$22	1.03%
Cash and investments segregated	11,825	50	1.68%	19,703	41	0.83%
Broker-related receivables	378	2	1.58%	435	1	0.68%
Receivables from brokerage clients	19,775	204	4.09%	15,827	138	3.50%
Available for sale securities (1)	52,682	291	2.19%	48,154	177	1.47%
Held to maturity securities	129,825	812	2.49%	107,378	600	2.24%
Bank loans	16,530	138	3.32%	15,701	115	2.94%
Total interest-earning assets	243,779	1,554	2.54%	215,760	1,094	2.03%
Other interest revenue		36			33
Total interest-earning assets	$243,779	$1,590	2.60%	$215,760	$1,127	2.10%
Funding sources:
Bank deposits	$193,029	$117	0.24%	$163,711	$30	0.07%
Payables to brokerage clients	21,729	14	0.26%	26,125	3	0.05%
Short-term borrowings	1,429	7	1.94%	1,393	3	0.86%
Long-term debt	4,961	43	3.47%	3,518	31	3.53%
Total interest-bearing liabilities	221,148	181	0.33%	194,747	67	0.14%
Non-interest-bearing funding sources	22,631			21,013
Other interest expense		2			7
Total funding sources	$243,779	$183	0.30%	$215,760	$74	0.14%
Net interest revenue		$1,407	2.30%		$1,053	1.96%

	2018			2017
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$14,912	$123	1.65%	$8,803	$39	0.89%
Cash and investments segregated	12,891	98	1.51%	20,755	76	0.74%
Broker-related receivables	333	3	1.47%	412	1	0.62%
Receivables from brokerage clients	19,326	383	3.95%	15,537	264	3.43%
Available for sale securities (1)	51,533	531	2.06%	59,728	428	1.45%
Held to maturity securities	125,641	1,533	2.44%	95,439	1,085	2.29%
Bank loans	16,493	268	3.25%	15,615	225	2.91%
Total interest-earning assets	241,129	2,939	2.43%	216,289	2,118	1.97%
Other interest revenue		72			64
Total interest-earning assets	$241,129	$3,011	2.49%	$216,289	$2,182	2.03%
Funding sources:
Bank deposits	$185,052	$181	0.20%	$163,696	$49	0.06%
Payables to brokerage clients	22,097	21	0.20%	26,892	5	0.04%
Short-term borrowings	6,770	54	1.59%	1,363	5	0.74%
Long-term debt	4,678	80	3.42%	3,305	59	3.60%
Total interest-bearing liabilities	218,597	336	0.31%	195,256	118	0.12%
Non-interest-bearing funding sources	22,532			21,033
Other interest expense		5			11
Total funding sources	$241,129	$341	0.28%	$216,289	$129	0.12%
Net interest revenue		$2,670	2.21%		$2,053	1.91%
(1) Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $354 million, or 34%, and $617 million, or 30%, in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily due to higher interest rates and growth in interest-earning assets.
Our net interest margin improved to 2.30% and 2.21% during the second quarter and first six months of 2018, respectively, up from 1.96% and 1.91% during the same periods in 2017, primarily as a result of the Federal Reserve System’s (Federal Reserve) 2017 and March and June 2018 interest rate hikes, partially offset by higher interest rates paid on bank deposits and other interest-bearing liabilities.
During the second quarter and the first six months of 2018, average interest earning assets grew 13% and 11%, respectively, compared to the same periods in 2017. These increases reflect higher bank deposits due to transfers from sweep money market funds to bank sweep balances, as well as other client-related deposit inflows and higher borrowings, partially offset by client purchases of other assets.

In addition to issuing the Senior Notes, we utilized Federal Home Loan Bank (FHLB) advances during the first half of 2018 to provide temporary funding for additional investments ahead of deposit growth. The FHLB advances matured by June 30, 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2018			2017
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$139,968	$147	0.42%	$158,974	$224	0.57%
Fee waivers		—			(1)
Schwab money market funds	139,968	147	0.42%	158,974	223	0.56%
Schwab equity and bond funds and ETFs	203,179	65	0.13%	151,825	52	0.14%
Mutual Fund OneSource® and other non-transaction fee funds	217,867	175	0.32%	220,680	179	0.33%
Other third-party mutual funds and ETFs (1)	325,061	71	0.09%	271,503	59	0.09%
Total mutual funds and ETFs (2)	$886,075	458	0.21%	$802,982	513	0.26%
Advice solutions (2) :
Fee-based	$225,879	283	0.50%	$199,879	256	0.51%
Non-fee-based	62,109	—	—	46,882	—	—
Total advice solutions	$287,988	283	0.39%	$246,761	256	0.41%
Other balance-based fees (3)	387,727	62	0.06%	406,307	64	0.06%
Other (4)		11			12
Total asset management and administration fees		$814			$845

	2018			2017
Six Months Ended June 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$148,165	$329	0.45%	$160,881	$455	0.57%
Fee waivers		—			(9)
Schwab money market funds	148,165	329	0.45%	160,881	446	0.56%
Schwab equity and bond funds and ETFs	199,519	128	0.13%	145,363	107	0.15%
Mutual Fund OneSource® and other non-transaction fee funds	220,268	353	0.32%	211,548	349	0.33%
Other third-party mutual funds and ETFs (1)	322,391	141	0.09%	272,065	117	0.09%
Total mutual funds and ETFs (2)	$890,343	951	0.22%	$789,857	1,019	0.26%
Advice solutions (2) :
Fee-based	$225,320	565	0.51%	$195,823	500	0.51%
Non-fee-based	60,964	—	—	44,801	—	—
Total advice solutions	$286,284	565	0.40%	$240,624	500	0.42%
Other balance-based fees (3)	406,869	128	0.06%	397,523	125	0.06%
Other (4)		21			24
Total asset management and administration fees		$1,665			$1,668
(1) Includes Schwab ETF OneSource™.
(2) Beginning in the fourth quarter of 2017, a change was made to add non-fee-based average assets from managed portfolios. Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above. Prior periods have been adjusted to accommodate this change.
(3) Includes various asset-related fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(4) Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees decreased by $31 million, or 4%, and $3 million, or 0.2%, in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017. The decreases were due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions. Part of the declines were offset by revenue from growing asset balances in advice solutions, equity and bond funds, and ETFs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and exchange-traded funds (ETFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 48% and 49% of the asset management and administration fees earned during the second quarter and first six months of 2018, respectively, compared to 54% for the same periods in 2017:

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Balance at beginning of period	$144,995	$162,887	$187,930	$139,412	$221,614	$204,887
Net inflows (outflows)	(11,319)	(6,861)	9,625	8,086	(13,348)	(5,648)
Net market gains (losses) and other (1)	490	160	3,806	3,838	4,247	25,510
Balance at end of period	$134,166	$156,186	$201,361	$151,336	$212,513	$224,749

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource® and Other NTF funds
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
Balance at beginning of period	$163,650	$163,495	$181,608	$125,813	$225,202	$198,924
Net inflows (outflows)	(30,441)	(7,585)	18,271	15,261	(18,277)	(10,239)
Net market gains (losses) and other (1)	957	276	1,482	10,262	5,588	36,064
Balance at end of period	$134,166	$156,186	$201,361	$151,336	$212,513	$224,749
(1) Includes net inflows from other third-party mutual funds to Mutual Fund OneSource® in the second quarter of 2017.

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Daily average revenue trades (DARTs) (in thousands)	376	311	21%	418	314	33%
Clients’ daily average trades (in thousands)	704	589	20%	757	587	29%
Number of trading days	64.0	63.0	2%	125.0	125.0	—
Daily average revenue per revenue trade	$7.30	$7.96	(8)%	$7.27	$8.91	(18)%
Trading revenue	$180	$157	15%	$381	$349	9%
DART volumes increased 21% and 33% in the second quarter and first six months of 2018, respectively, compared to the prior year. This led to an increase in trading revenue of $23 million, or 15%, and $32 million, or 9%, in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, as the volume growth more than offset Schwab’s commission pricing reductions implemented in the first quarter of 2017. During that time, Schwab announced two trading price reductions which lowered standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lowered the per contract option fee from $.75 to $.65.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Order flow revenue was $33 million and $26 million during the second quarters of 2018 and 2017, respectively, and $71 million and $53 million during the first six months of 2018 and 2017, respectively. These increases were primarily due to higher rates on certain types of orders and higher volume of trades.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Compensation and benefits
Salaries and wages	$419	$371	13%	$830	$738	12%
Incentive compensation	210	191	10%	422	393	7%
Employee benefits and other	116	101	15%	263	233	13%
Total compensation and benefits	$745	$663	12%	$1,515	$1,364	11%
Professional services	156	144	8%	312	277	13%
Occupancy and equipment	122	107	14%	244	212	15%
Advertising and market development	77	71	8%	150	142	6%
Communications	58	58	—	120	115	4%
Depreciation and amortization	75	66	14%	148	131	13%
Regulatory fees and assessments	50	46	9%	101	90	12%
Other	72	66	9%	161	128	26%
Total expenses excluding interest	$1,355	$1,221	11%	$2,751	$2,459	12%
Expenses as a percentage of total net revenues:
Compensation and benefits	30%	31%		31%	32%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands):
At quarter end	18.7	16.9	11%
Average	18.4	16.7	10%	18.2	16.6	10%
Total compensation and benefits increased in the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to an increase in employee headcount to support our expanding client base.

Professional services expense increased in the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to an increase in asset management and administration-related expenses resulting from growth in the Schwab Funds® and Schwab ETFs™ and higher spending on technology projects.
Occupancy and equipment expense increased in the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to an increase in software maintenance expenses and additional licenses to support growth in the business.
Depreciation and amortization expenses grew in the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to higher amortization of internally developed software associated with continued investments in software and technology enhancements.
Regulatory fees and assessments increased in the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to an increase in Federal Deposit Insurance Corporation (FDIC) insurance assessments, which rose as a result of higher average assets.

Other expenses increased in the first six months of 2018 compared to the same period in 2017, primarily due to a $15 million charge in the first quarter of 2018 associated with unsecured client margin losses in volatility-related products and other miscellaneous expense growth related to the expanding client base.

Capital expenditures were $126 million and $261 million in the second quarter and first six months of 2018, respectively, compared with $86 million and $153 million in the second quarter and first six months of 2017, respectively. The increases in the second quarter and year-to-date capital expenditures from the same periods in 2017 were due primarily to our office campus

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

expansion in the U.S. and investments in technology projects. As we continue to pursue our geographic strategy, we anticipate increasing capital expenditures for full-year 2018 from our typical range of 3-5% of total net revenues to approximately 6-7%.

Taxes on Income

Taxes on income were $265 million and $334 million for the second quarters of 2018 and 2017, respectively, resulting in effective income tax rates on income before taxes of 23.4% and 36.7%, respectively. Taxes on income were $484 million and $613 million for the first six months of 2018 and 2017, respectively, resulting in effective income tax rates on income before taxes of 22.7% and 35.0%, respectively. The decrease in the effective tax rate was primarily due to the Tax Act which was signed into law on December 22, 2017. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2018	2017	Percent Change	2018	2017	Percent Change	2018	2017
Net Revenues:
Net interest revenue	34%	$1,063	$795	33%	$344	$258	34%	$1,407	$1,053
Asset management and administration fees	(2)%	569	582	(7)%	245	263	(4)%	814	845
Trading revenue	17%	115	98	10%	65	59	15%	180	157
Other	18%	65	55	—	20	20	13%	85	75
Total net revenues	18%	1,812	1,530	12%	674	600	17%	2,486	2,130
Expenses Excluding Interest	11%	1,012	914	12%	343	307	11%	1,355	1,221
Income before taxes on income	30%	$800	$616	13%	$331	$293	24%	$1,131	$909

	Investor Services			Advisor Services			Total
Six Months Ended June 30,	Percent Change	2018	2017	Percent Change	2018	2017	Percent Change	2018	2017
Net Revenues:
Net interest revenue	30%	$2,020	$1,548	29%	$650	$505	30%	$2,670	$2,053
Asset management and administration fees	1%	1,162	1,148	(3)%	503	520	—	1,665	1,668
Trading revenue	12%	242	217	5%	139	132	9%	381	349
Other	23%	129	105	8%	39	36	19%	168	141
Total net revenues	18%	3,553	3,018	12%	1,331	1,193	16%	4,884	4,211
Expenses Excluding Interest	11%	2,054	1,844	13%	697	615	12%	2,751	2,459
Income before taxes on income	28%	$1,499	$1,174	10%	$634	$578	22%	$2,133	$1,752

Investor Services

Total net revenues rose by 18% in both the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to an increase in net interest revenue. Net interest revenue increased due to higher net interest margins and higher interest-earning assets.

Expenses excluding interest increased by 11% in both the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to higher compensation and benefits, technology project spend, and asset management and administration-related expenses to support our expanding client base.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services
Total net revenues rose by 12% in both the second quarter and first six months of 2018 compared to the same periods in 2017, primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased due to higher net interest margins and higher interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions.

Expenses excluding interest increased by 12% and 13% in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily due to higher compensation and benefits, technology project spend, and asset management and administration-related expenses to support our expanding client base.

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

Net Interest Revenue Simulation

For Schwab’s net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation includes all interest-sensitive assets and liabilities. Key variables in the simulation include the repricing of financial instruments, prepayment, reinvestment, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

If our guidelines for net interest revenue sensitivity are breached, management must report the breach to the Financial Risk Oversight Committee and establish a plan to address the interest rate risk. There were no breaches of Schwab’s net interest revenue sensitivity risk limits during the six months ended June 30, 2018, or year ended December 31, 2017.

As represented by the simulations presented below, our investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning June 30, 2018 and December 31, 2017 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2018	December 31, 2017
Increase of 100 basis points	3.1%	3.3%
Decrease of 100 basis points	(4.8)%	(6.2)%
The change in net interest revenue sensitivities as of June 30, 2018 reflects the increase in interest rates across all maturities.

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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at June 30, 2018:

Description	Borrower	Outstanding	Available
Committed, unsecured credit facility with various external banks	CSC	$—	$750
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,432
Federal Reserve Bank discount window (1)	CSB	—	2,455
Federal Home Loan Bank secured credit facility (2)	CSB	—	30,323
Unsecured commercial paper (3)	CSC	—	750
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
Borrowings
The following are details of the Senior Notes and short-term borrowings:

June 30, 2018	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes (1)	$5,781	2020 - 2028	3.31%	A2	A	A
Short-term borrowings	$—	N/A	N/A	N/A	N/A	N/A
(1) Amounts include $600 million Senior Notes with a quarterly variable interest rate equal to the three-month LIBOR plus 0.32%.
N/A Not applicable.

New Debt Issuances

All debt issuances in 2018 were senior unsecured obligations with interest payable quarterly or semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
May 22, 2018	$600	5/21/2021	Three-month LIBOR + 0.32%	Quarterly
May 22, 2018	$600	5/21/2021	3.25%	Semi-annually
May 22, 2018	$750	5/21/2025	3.85%	Semi-annually

Schwab is subject to, and was in compliance with, the modified liquidity coverage ratio (LCR) rule at June 30, 2018. Schwab expects consolidated balance sheet assets to remain above $250 billion in 2018, and as a result, would become subject to the full LCR rule in 2019.

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

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2017 Form 10-K and in Item 1 – Note 16. As of June 30, 2018, CSC and CSB are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$20,097	$14,352	$18,525	$13,224
Less:
Preferred stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$17,304	$14,352	$15,732	$13,224
Less:
Goodwill, net of associated deferred tax liabilities	$1,191	$13	$1,191	$13
Other intangible assets, net of associated deferred tax liabilities	61	—	61	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	2	—	2	—
AOCI adjustment (1)	(278)	(260)	(152)	(144)
Common Equity Tier 1 Capital	$16,328	$14,599	$14,630	$13,355
Tier 1 Capital	$19,121	$14,599	$17,423	$13,355
Total Capital	19,149	14,626	17,452	13,382
Risk-Weighted Assets	84,723	72,692	75,866	66,519
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.3%	20.1%	19.3%	20.1%
Tier 1 Capital/Risk-Weighted Assets	22.6%	20.1%	23.0%	20.1%
Total Capital/Risk-Weighted Assets	22.6%	20.1%	23.0%	20.1%
Tier 1 Leverage Ratio	7.6%	7.2%	7.6%	7.1%
(1) CSC and CSB have elected to opt out of the requirement to include most components of accumulated other comprehensive income (AOCI) in Common Equity Tier 1 Capital. Schwab expects consolidated balance sheet assets to remain above $250 billion in 2018, and as a result, would no longer exclude AOCI from regulatory capital beginning in 2019.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Office of the Comptroller of the Currency and the Federal Reserve to declare dividends to CSC.

Schwab’s primary broker-dealer subsidiary, CS&Co, is subject to regulatory requirements of the Uniform Net Capital Rule. At June 30, 2018, CS&Co exceeded its net capital requirements.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On July 25, 2018, the Board of Directors of the Company declared a three cent, or 30%, increase in the quarterly cash dividend to $.13 per common share.

Cash dividends paid and per share amounts for the first six months of 2018 and 2017 are as follows:

	2018		2017
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$271	$.20	$215	$.16
Series A Preferred Stock (1)	14	35.00	14	35.00
Series B Preferred Stock (2,5)	N/A	N/A	15	30.00
Series C Preferred Stock (2)	18	30.00	18	30.00
Series D Preferred Stock (2)	22	29.76	22	29.76
Series E Preferred Stock (3)	14	2,312.50	9	1,554.51
Series F Preferred Stock (4)	15	2,930.56	N/A	N/A
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
(5) Series B Preferred Stock was redeemed on December 1, 2017.
N/A Not applicable.

OTHER

Foreign Holdings
At June 30, 2018, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2018, the fair value of these holdings totaled $7.2 billion, with the top three exposures being to issuers and counterparties domiciled in Sweden at $2.0 billion, France at $1.5 billion, and Canada at $1.0 billion. Our holdings of securities issued by agencies of foreign governments are explicitly guaranteed by the governments of the issuing agencies.
In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At June 30, 2018, Schwab had $42 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposit, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Additionally, at June 30, 2018, Schwab had outstanding margin loans to foreign residents of $532 million.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2017 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2018.

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Revenues
Interest revenue	$1,590	$1,127	$3,011	$2,182
Interest expense	(183)	(74)	(341)	(129)
Net interest revenue	1,407	1,053	2,670	2,053
Asset management and administration fees	814	845	1,665	1,668
Trading revenue	180	157	381	349
Other	85	75	168	141
Total net revenues	2,486	2,130	4,884	4,211
Expenses Excluding Interest
Compensation and benefits	745	663	1,515	1,364
Professional services	156	144	312	277
Occupancy and equipment	122	107	244	212
Advertising and market development	77	71	150	142
Communications	58	58	120	115
Depreciation and amortization	75	66	148	131
Regulatory fees and assessments	50	46	101	90
Other	72	66	161	128
Total expenses excluding interest	1,355	1,221	2,751	2,459
Income before taxes on income	1,131	909	2,133	1,752
Taxes on income	265	334	484	613
Net Income	866	575	1,649	1,139
Preferred stock dividends and other	53	45	90	84
Net Income Available to Common Stockholders	$813	$530	$1,559	$1,055
Weighted-Average Common Shares Outstanding:
Basic	1,350	1,338	1,349	1,337
Diluted	1,364	1,351	1,363	1,351
Earnings Per Common Shares Outstanding:
Basic	$.60	$.40	$1.16	$.79
Diluted	$.60	$.39	$1.14	$.78
Dividends Declared Per Common Share	$.10	$.08	$.20	$.16

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$866	$575	$1,649	$1,139
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(33)	29	(141)	81
Reclassification of net unrealized loss transferred to held to maturity	—	—	—	227
Other reclassifications included in other revenue	—	(6)	—	(7)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	—	(227)
Amortization of amounts previously recorded upon transfer from available for sale	9	9	18	11
Other	—	—	—	(3)
Other comprehensive income (loss), before tax	(24)	32	(123)	82
Income tax effect	6	(12)	30	(31)
Other comprehensive income (loss), net of tax	(18)	20	(93)	51
Comprehensive Income	$848	$595	$1,556	$1,190

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$13,250	$14,217
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $5,391 at June 30, 2018 and $6,596 at December 31, 2017)	11,012	15,139
Receivables from brokers, dealers, and clearing organizations	1,025	649
Receivables from brokerage clients — net	22,351	20,576
Other securities owned — at fair value	525	539
Available for sale securities	55,522	49,995
Held to maturity securities (fair value — $133,992 at June 30, 2018 and $120,373 at December 31, 2017)	136,792	120,926
Bank loans — net	16,569	16,478
Equipment, office facilities, and property — net	1,599	1,471
Goodwill	1,227	1,227
Intangible assets — net	93	108
Other assets	1,917	1,949
Total assets	$261,882	$243,274
Liabilities and Stockholders’ Equity
Bank deposits	$199,922	$169,656
Payables to brokers, dealers, and clearing organizations	3,319	1,287
Payables to brokerage clients	30,347	31,243
Accrued expenses and other liabilities	2,408	2,810
Short-term borrowings	—	15,000
Long-term debt	5,789	4,753
Total liabilities	241,785	224,749
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850 at June 30, 2018 and December 31, 2017	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,447	4,353
Retained earnings	15,903	14,408
Treasury stock, at cost — 136,568,138 shares at June 30, 2018 and 142,210,890 shares at December 31, 2017	(2,783)	(2,892)
Accumulated other comprehensive income (loss)	(278)	(152)
Total stockholders’ equity	20,097	18,525
Total liabilities and stockholders’ equity	$261,882	$243,274

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421
Net income	—	—	—	—	1,139	—	—	1,139
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	51	51
Dividends declared on preferred stock	—	—	—	—	(78)	—	—	(78)
Dividends declared on common stock	—	—	—	—	(215)	—	—	(215)
Stock option exercises and other	—	—	—	(26)	—	98	—	72
Share-based compensation and related tax effects	—	—	—	79	—	—	—	79
Other	—	—	—	16	—	4	—	20
Balance at June 30, 2017	$2,783	1,488	$15	$4,336	$13,495	$(3,028)	$(112)	$17,489

Balance at December 31, 2017	$2,793	1,488	$15	$4,353	$14,408	$(2,892)	$(152)	$18,525
Adoption of accounting standards (Note 2)	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	1,649	—	—	1,649
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(93)	(93)
Dividends declared on preferred stock	—	—	—	—	(83)	—	—	(83)
Dividends declared on common stock	—	—	—	—	(271)	—	—	(271)
Stock option exercises and other	—	—	—	(8)	—	107	—	99
Share-based compensation and related tax effects	—	—	—	78	—	—	—	78
Other	—	—	—	24	—	2	—	26
Balance at June 30, 2018	$2,793	1,488	$15	$4,447	$15,903	$(2,783)	$(278)	$20,097

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017 (1)
Cash Flows from Operating Activities
Net income	$1,649	$1,139
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	83	84
Depreciation and amortization	148	131
Premium amortization, net, on available for sale securities and held to maturity securities	187	148
Other	77	19
Net change in:
Investments segregated and on deposit for regulatory purposes	4,852	2,324
Receivables from brokers, dealers, and clearing organizations	(375)	(180)
Receivables from brokerage clients	(1,796)	(841)
Other securities owned	14	(11)
Other assets	(124)	(50)
Payables to brokers, dealers, and clearing organizations	(45)	(473)
Payables to brokerage clients	(896)	(2,855)
Accrued expenses and other liabilities	(394)	(293)
Net cash provided by (used for) operating activities	3,380	(858)
Cash Flows from Investing Activities
Purchases of available for sale securities	(11,961)	(3,077)
Proceeds from sales of available for sale securities	115	5,485
Principal payments on available for sale securities	6,957	4,698
Purchases of held to maturity securities	(22,212)	(12,309)
Principal payments on held to maturity securities	7,474	4,469
Net change in bank loans	(110)	(418)
Purchases of equipment, office facilities, and property	(253)	(164)
Purchases of Federal Home Loan Bank stock	(141)	(87)
Proceeds from sales of Federal Home Loan Bank stock	528	100
Other investing activities	(51)	(14)
Net cash provided by (used for) investing activities	(19,654)	(1,317)
Cash Flows from Financing Activities
Net change in bank deposits	30,266	(1,154)
Net change in short-term borrowings	(15,000)	300
Issuance of long-term debt	1,936	643
Repayment of long-term debt	(904)	(4)
Dividends paid	(354)	(293)
Proceeds from stock options exercised and other	99	71
Other financing activities	(11)	(8)
Net cash provided by (used for) financing activities	16,032	(445)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(242)	(2,620)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	19,160	17,873
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$18,918	$15,253
(1)Adjusted for the retrospective adoption of ASU 2016-18. See Note 2.

Continued on following page

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page

	Six Months Ended June 30,
	2018	2017 (1)
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$305	$117
Income taxes	$482	$597
Non-cash investing activity:
Securities purchased during the period but settled after period end	$2,077	$—

	June 30, 2018	June 30, 2017
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$13,250	$9,575
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	5,668	5,678
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$18,918	$15,253
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
The significant accounting policies are included in Note 2 in the 2017 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2018, except as described in Note 2 below.
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

ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)” and ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10)”
Requires: (i) equity investments to be measured at fair value, with changes in fair value recognized in net income, unless the equity method is applied or the equity investments do not have readily determinable fair values in which case a practical alternative may be elected; (ii) use of an exit price when measuring the fair value of financial instruments for disclosures; (iii) separate presentation of financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the accompanying notes.

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
ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash a Consensus of the Emerging Issues Task Force”
Requires that the statement of cash flows explain the change during the period in the total cash and cash equivalents, including restricted cash and cash equivalents.

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

ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
Permits reclassification of the impacts on certain tax affected items included in AOCI that were adjusted through income from continuing operations rather than AOCI upon the effective date of the Tax Act.

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
		January 1, 2019 (early adoption permitted)	While still under evaluation, the Company does not expect this guidance will have a material impact on its financial statements, including EPS.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, “Revenue – Revenue from Contracts with Customers” and ASU 2018-02, “Other Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” were as follows:

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of income and condensed consolidated balance sheet were as follows:

	Three Months Ended June 30, 2018
Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Expenses Excluding Interest
Compensation and benefits	$745	$754	$(9)
Taxes on income	265	263	2
Net Income	866	859	7

	Six Months Ended June 30, 2018
Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Expenses Excluding Interest
Compensation and benefits	$1,515	$1,535	$(20)
Taxes on income	484	479	5
Net Income	1,649	1,634	15

	As of June 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets
Other assets (1)	$1,917	$1,735	$182
Stockholders’ Equity
Retained earnings	15,903	15,721	182
(1) Adjustment is comprised of an increase in capitalized contract costs of $239 million, partially offset by an increase in deferred tax liabilities of $57 million.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest revenue
Interest revenue	$1,590	$1,127	$3,011	$2,182
Interest expense	(183)	(74)	(341)	(129)
Net interest revenue	1,407	1,053	2,670	2,053
Asset management and administration fees
Mutual funds and ETF service fees	458	513	951	1,019
Advice solutions	283	256	565	500
Other	73	76	149	149
Asset management and administration fees	814	845	1,665	1,668
Trading revenue
Commissions	157	142	346	320
Principal transactions	23	15	35	29
Trading revenue	180	157	381	349
Other	85	75	168	141
Total net revenues	$2,486	$2,130	$4,884	$4,211
For a summary of revenue provided by our reportable segments, see Note 17. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Net interest revenue
Net interest revenue, which is generated from financial instruments covered by various other areas of GAAP, is not within the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606), and is included in the table above in order to reconcile to total net revenues per the condensed consolidated statement of income. Net interest revenue is the difference between interest generated on interest earning assets and interest paid on funding sources. Our primary interest earning assets include cash and cash equivalents; segregated cash and investments; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities, and changes in prepayment levels for mortgage related securities and loans. Fees earned on securities borrowing and lending activities, which are conducted by CS&Co on assets held in client brokerage accounts, are included in other interest revenue and expense.

Asset management and administration fees

The majority of asset management and administration fees are generated through our proprietary and third-party mutual fund and ETF offerings, as well as fee-based advisory solutions. Mutual fund and ETF service fees are charged for investment management, shareholder, and administration services provided to Schwab Funds® and Schwab ETFs™, as well as recordkeeping, shareholder, and administration services provided to third-party funds. Advice solutions fees are charged for brokerage and asset management services provided to advice solutions clients. Both mutual fund and ETF service fees and advice solutions fees are earned and recognized over time. Fees are generally based on a percentage of the daily value of assets under management and are collected on a monthly or quarterly basis.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Trading revenue

Substantially all trading revenue is generated through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs. This revenue is earned and collected when the trades are executed.

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

Capitalized contract costs
Deferred contract costs relate to sales commissions paid to employees for obtaining contracts with clients and are included in other assets on the condensed consolidated balance sheets. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. At June 30, 2018 and January 1, 2018, we had $239 million and $219 million of deferred contract costs, respectively. Amortization expense related to deferred contract costs was $11 million and $22 million for the second quarter and first six months of 2018, respectively, which was recorded in compensation and benefits expense on the condensed consolidated statements of income.

Contract balances
Receivables from contracts with customers within the scope of ASC 606 were $353 million at January 1, 2018 and $352 million at June 30, 2018 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of June 30, 2018 and January 1, 2018.

Unsatisfied performance obligations
We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$22,977	$50	$80	$22,947
U.S. Treasury securities	11,012	—	153	10,859
Asset-backed securities (1)	10,710	20	10	10,720
Corporate debt securities (2)	6,187	11	7	6,191
Certificates of deposit	2,690	3	1	2,692
U.S. agency notes	1,530	—	6	1,524
Commercial paper (2)	505	—	—	505
Foreign government agency securities	50	—	2	48
Non-agency commercial mortgage-backed securities	36	—	—	36
Total available for sale securities	$55,697	$84	$259	$55,522
Held to maturity securities:
U.S. agency mortgage-backed securities	$113,106	$55	$2,907	$110,254
Asset-backed securities (1)	16,356	125	10	16,471
Corporate debt securities (2)	4,550	9	55	4,504
U.S. state and municipal securities	1,242	18	3	1,257
Non-agency commercial mortgage-backed securities	1,065	2	23	1,044
U.S. Treasury securities	223	—	9	214
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	2	48
Total held to maturity securities	$136,792	$209	$3,009	$133,992

December 31, 2017
Available for sale securities:
U.S. agency mortgage-backed securities	$20,915	$53	$39	$20,929
U.S. Treasury securities	9,583	—	83	9,500
Asset-backed securities (1)	9,019	34	6	9,047
Corporate debt securities (2)	6,154	16	1	6,169
Certificates of deposit	2,040	2	1	2,041
U.S. agency notes	1,914	—	8	1,906
Commercial paper (2)	313	—	—	313
Foreign government agency securities	51	—	1	50
Non-agency commercial mortgage-backed securities	40	—	—	40
Total available for sale securities	$50,029	$105	$139	$49,995
Held to maturity securities:
U.S. agency mortgage-backed securities	$101,197	$290	$1,034	$100,453
Asset-backed securities (1)	12,937	127	2	13,062
Corporate debt securities (2)	4,078	13	5	4,086
U.S. state and municipal securities	1,247	57	—	1,304
Non-agency commercial mortgage-backed securities	994	10	5	999
U.S. Treasury securities	223	—	3	220
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	1	49
Total held to maturity securities	$120,926	$497	$1,050	$120,373
(1) Approximately 36% and 42% of asset-backed securities held as of June 30, 2018 and December 31, 2017, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 46% and 40% of the asset-backed securities held as of June 30, 2018 and December 31, 2017, respectively.
(2) As of June 30, 2018 and December 31, 2017, approximately 35% and 41%, respectively, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry. Approximately 21% and 22% of the holdings of these securities were issued by institutions in the information technology industry as of June 30, 2018 and December 31, 2017, respectively.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

At June 30, 2018, CSB had pledged securities with a fair value of $21.9 billion as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8). CSB also pledges certain investment securities as collateral to secure borrowing capacity at the Federal Reserve Bank discount window, and had pledged securities with a fair value of $2.5 billion as collateral for this facility at June 30, 2018. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $900 million at June 30, 2018.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than		12 months
	12 months		or longer		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
U.S. agency mortgage-backed securities	$7,861	$68	$1,732	$12	$9,593	$80
U.S. Treasury securities	5,639	62	4,556	91	10,195	153
Asset-backed securities	2,495	7	348	3	2,843	10
Corporate debt securities	2,163	7	20	—	2,183	7
Certificates of deposit	549	1	—	—	549	1
U.S. agency notes	195	—	1,114	6	1,309	6
Foreign government agency securities	49	2	—	—	49	2
Total	$18,951	$147	$7,770	$112	$26,721	$259
Held to maturity securities:
U.S. agency mortgage-backed securities	$68,494	$1,539	$24,984	$1,368	$93,478	$2,907
Asset-backed securities	2,097	10	25	—	2,122	10
Corporate debt securities	2,637	55	—	—	2,637	55
U.S. state and municipal securities	118	3	—	—	118	3
Non-agency commercial mortgage-backed securities	902	23	—	—	902	23
U.S. Treasury securities	214	9	—	—	214	9
Foreign government agency securities	48	2	—	—	48	2
Total	$74,510	$1,641	$25,009	$1,368	$99,519	$3,009
Total securities with unrealized losses (1)	$93,461	$1,788	$32,779	$1,480	$126,240	$3,268

December 31, 2017
Available for sale securities:
U.S. agency mortgage-backed securities	$5,696	$21	$2,548	$18	$8,244	$39
U.S. Treasury securities	4,625	11	4,875	72	9,500	83
Asset-backed securities	904	3	424	3	1,328	6
Corporate debt securities	736	1	120	—	856	1
Certificates of deposit	799	1	—	—	799	1
U.S. agency notes	99	—	1,807	8	1,906	8
Foreign government agency securities	50	1	—	—	50	1
Total	$12,909	$38	$9,774	$101	$22,683	$139
Held to maturity securities:
U.S. agency mortgage-backed securities	$42,102	$310	$24,753	$724	$66,855	$1,034
Asset-backed securities	1,124	2	72	—	1,196	2
Corporate debt securities	1,078	5	—	—	1,078	5
Non-agency commercial mortgage-backed securities	607	5	—	—	607	5
U.S. Treasury securities	220	3	—	—	220	3
Foreign government agency securities	49	1	—	—	49	1
Total	$45,180	$326	$24,825	$724	$70,005	$1,050
Total securities with unrealized losses (2)	$58,089	$364	$34,599	$825	$92,688	$1,189
(1) The number of investment positions with unrealized losses totaled 332 for AFS securities and 1,543 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 251 for AFS securities and 938 for HTM securities.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

At June 30, 2018, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.
Management evaluates whether investment securities are other-than-temporarily impaired (OTTI) on a quarterly basis as described in Note 2 in the 2017 Form 10-K. No amounts were recognized as OTTI in earnings or other comprehensive income in 2018 or 2017. As of June 30, 2018 and December 31, 2017, Schwab did not hold any securities on which OTTI was previously recognized.

The maturities of AFS and HTM securities are as follows:

June 30, 2018	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities:
U.S. agency mortgage-backed securities (1)	$93	$3,664	$9,498	$9,692	$22,947
U.S. Treasury securities	3,194	7,665	—	—	10,859
Asset-backed securities	250	8,909	1,006	555	10,720
Corporate debt securities	2,253	3,938	—	—	6,191
Certificates of deposit	672	2,020	—	—	2,692
U.S. agency notes	861	663	—	—	1,524
Commercial paper	505	—	—	—	505
Foreign government agency securities	—	48	—	—	48
Non-agency commercial mortgage-backed securities (1)	—	—	—	36	36
Total fair value	$7,828	$26,907	$10,504	$10,283	$55,522
Total amortized cost	$7,836	$27,038	$10,533	$10,290	$55,697
Held to maturity securities:
U.S. agency mortgage-backed securities (1)	$322	$13,730	$31,739	$64,463	$110,254
Asset-backed securities	—	1,083	8,978	6,410	16,471
Corporate debt securities	393	3,543	568	—	4,504
U.S. state and municipal securities	—	—	180	1,077	1,257
Non-agency commercial mortgage-backed securities (1)	—	354	—	690	1,044
U.S. Treasury securities	—	—	214	—	214
Certificates of deposit	—	200	—	—	200
Foreign government agency securities	—	48	—	—	48
Total fair value	$715	$18,958	$41,679	$72,640	$133,992
Total amortized cost	$716	$19,252	$42,448	$74,376	$136,792
(1) Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Proceeds	$115	$4,421	$115	$5,485
Gross realized gains	—	6	—	7

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

June 30, 2018	Current	30-59 days past due	60-89 days past due	≥90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans – net
First Mortgages (1,2)	$10,126	$15	$2	$15	$32	$10,158	$17	$10,141
HELOCs (1,2)	1,686	2	1	9	12	1,698	7	1,691
Pledged asset lines	4,558	11	1	—	12	4,570	—	4,570
Other	169	—	—	—	—	169	2	167
Total bank loans	$16,539	$28	$4	$24	$56	$16,595	$26	$16,569

December 31, 2017
First Mortgages (1,2)	$9,983	$14	$2	$17	$33	$10,016	$16	$10,000
HELOCs (1,2)	1,928	—	3	12	15	1,943	8	1,935
Pledged asset lines	4,361	4	4	—	8	4,369	—	4,369
Other	176	—	—	—	—	176	2	174
Total bank loans	$16,448	$18	$9	$29	$56	$16,504	$26	$16,478
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $74 million and $77 million at June 30, 2018 and December 31, 2017, respectively.
(2) At June 30, 2018 and December 31, 2017, 47% and 48%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2018 or December 31, 2017.

At June 30, 2018, CSB had pledged $11.1 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Substantially all of the bank loans were collectively evaluated for impairment at June 30, 2018 and December 31, 2017.

Changes in the allowance for loan losses were as follows:

Three Months Ended	June 30, 2018				June 30, 2017
	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$17	$7	$3	$27	$17	$8	$1	$26
Charge-offs	—	—	(1)	(1)	(1)	(1)	—	(2)
Recoveries	—	1	—	1	1	1	—	2
Provision for loan losses	—	(1)	—	(1)	—	—	—	—
Balance at end of period	$17	$7	$2	$26	$17	$8	$1	$26

Six Months Ended	June 30, 2018				June 30, 2017
	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$16	$8	$2	$26	$17	$8	$1	$26
Charge-offs	—	—	(1)	(1)	(1)	(1)	—	(2)
Recoveries	—	1	—	1	1	1	—	2
Provision for loan losses	1	(2)	1	—	—	—	—	—
Balance at end of period	$17	$7	$2	$26	$17	$8	$1	$26
(1) All pledged asset lines (PALs) were fully collateralized by securities with fair values in excess of borrowings at June 30, 2018 and December 31, 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of impaired bank loan related assets is as follows:

	June 30, 2018	December 31, 2017
Nonaccrual loans (1)	$24	$28
Other real estate owned (2)	2	3
Total nonperforming assets	26	31
Troubled debt restructurings	6	11
Total impaired assets	$32	$42
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
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and were last updated in June 2018. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is estimated by reference to a home price appreciation index.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

June 30, 2018	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages:
Estimated Current LTV
<70%	$9,287	776	N/A	0.06%
>70% – <90%	865	770	N/A	0.42%
>90% – <100%	4	696	N/A	8.72%
>100%	2	729	N/A	10.14%
Total	$10,158	776	N/A	0.10%
HELOCs:
Estimated Current LTV (2)
<70%	$1,580	772	31%	0.11%
>70% – <90%	105	754	48%	1.04%
>90% – <100%	8	741	72%	2.39%
>100%	5	714	76%	2.03%
Total	$1,698	771	31%	0.19%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$4,570	766	38%	—

December 31, 2017	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages:
Estimated Current LTV
<70%	$9,046	775	N/A	0.09%
>70% – <90%	961	769	N/A	0.46%
>90% – <100%	5	714	N/A	10.49%
>100%	4	713	N/A	6.23%
Total	$10,016	775	N/A	0.14%
HELOCs:
Estimated Current LTV (2)
<70%	$1,773	772	32%	0.18%
>70% – <90%	148	755	47%	0.84%
>90% – <100%	14	742	64%	2.85%
>100%	8	718	72%	4.91%
Total	$1,943	770	33%	0.27%
Pledged asset lines:
Weighted-Average LTV (2)
=70%	$4,369	765	41%	—
(1) The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.
(2) Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

June 30, 2018	First Mortgages	HELOCs
Year of origination
Pre-2014	$2,313	$1,252
2014	461	99
2015	1,121	113
2016	2,734	101
2017	2,484	101
2018	1,045	32
Total	$10,158	$1,698
Origination FICO
<620	$5	$—
620 – 679	84	9
680 – 739	1,574	321
>740	8,495	1,368
Total	$10,158	$1,698
Origination LTV
<70%	$7,677	$1,194
>70% – <90%	2,476	496
>90% – <100%	5	8
Total	$10,158	$1,698

December 31, 2017	First Mortgages	HELOCs
Year of origination
Pre-2014	$2,804	$1,496
2014	530	116
2015	1,218	128
2016	2,886	111
2017	2,578	92
Total	$10,016	$1,943
Origination FICO
<620	$6	$1
620 – 679	89	10
680 – 739	1,569	365
>740	8,352	1,567
Total	$10,016	$1,943
Origination LTV
<70%	$7,569	$1,360
>70% – <90%	2,441	574
>90% – <100%	6	9
Total	$10,016	$1,943
At June 30, 2018, First Mortgage loans of $9.2 billion had adjustable interest rates. These mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 32% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 63% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2018	Balance
Converted to an amortizing loan by period end	$537
Within 1 year	342
> 1 year – 3 years	152
> 3 years – 5 years	155
> 5 years	512
Total	$1,698
At June 30, 2018, $1.4 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2018, the borrowers on approximately 49% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of June 30, 2018 and December 31, 2017, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act-related investments and most of those related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. CSB receives tax credits and other tax benefits for these investments. CSB’s LIHTC investments are accounted for using the proportional amortization method, which amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is included in taxes on income on the consolidated statements of income.
Aggregate assets, liabilities, and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but as to which we have concluded it is not the primary beneficiary, are summarized in the table below:

	June 30, 2018			December 31, 2017
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$339	$208	$339	$304	$203	$304
Other CRA investments (2)	68	—	119	69	—	125
Total	$407	$208	$458	$373	$203	$429
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the six months ended June 30, 2018 and 2017, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2018 and 2021.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2018	December 31, 2017
Interest-bearing deposits:
Deposits swept from brokerage accounts	$179,874	$148,212
Checking	12,601	13,388
Savings and other	6,825	7,264
Total interest-bearing deposits	199,300	168,864
Non-interest-bearing deposits	622	792
Total bank deposits	$199,922	$169,656

8.    Borrowings

CSC’s Senior Notes are unsecured obligations and rank equally with the other unsecured senior debt. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of June 30, 2018 and December 31, 2017.

	Date of	Principal Amount Outstanding
	Issuance	June 30, 2018	December 31, 2017
Fixed-rate Senior Notes:
1.500% due March 10, 2018 (1)	03/10/15	$—	$625
2.200% due July 25, 2018 (2)	07/25/13	—	275
4.450% due July 22, 2020	07/22/10	700	700
3.250% due May 21, 2021	05/22/18	600	—
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.000% due March 10, 2025	03/10/15	375	375
3.850% due May 21, 2025	05/22/18	750	—
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	—
Total Senior Notes		5,781	4,731
5.450% Finance lease obligation (3)	06/04/04	57	61
Unamortized discount — net		(14)	(14)
Debt issuance costs		(35)	(25)
Total long-term debt		$5,789	$4,753
(1) Redeemed on February 8, 2018.
(2) Redeemed on June 25, 2018.
(3) Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation is being reduced by a portion of the lease payments over the remaining lease term through June 30, 2024.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Annual maturities on long-term debt outstanding at June 30, 2018 are as follows:

Maturities
2018	$4
2019	8
2020	709
2021	1,209
2022	266
Thereafter	3,642
Total maturities	5,838
Unamortized discount — net	(14)
Debt issuance costs	(35)
Total long-term debt	$5,789
Short-term borrowings: CSB maintains a secured credit facility with the FHLB. Amounts available under this facility are dependent on the value of CSB’s First Mortgages, HELOCs, and the fair value of certain of CSB’s investment securities that are pledged as collateral. As of June 30, 2018, the collateral pledged by CSB provided a total borrowing capacity of $30.3 billion of which no amounts were outstanding. As of December 31, 2017, the collateral pledged by CSB provided a total borrowing capacity of $32.3 billion, of which $15.0 billion, was outstanding.
As a condition of the FHLB borrowings, CSB is required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $17 million at June 30, 2018 and $405 million at December 31, 2017.

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $594 million and $683 million during the second quarters of 2018 and 2017, respectively, and $1.1 billion and $1.3 billion during the first six months of 2018 and 2017, respectively. Schwab purchased HELOCs with commitments of $100 million and $111 million during the second quarters of 2018 and 2017, respectively, and $207 million and $229 million during the first six months of 2018 and 2017, respectively.
The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	June 30, 2018	December 31, 2017
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$10,726	$10,060
Commitments to purchase First Mortgage loans	309	308
Total	$11,035	$10,368
Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At June 30, 2018, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at June 30, 2018. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.
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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $472 million and $215 million at June 30, 2018 and December 31, 2017, respectively. All of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at June 30, 2018 and December 31, 2017.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
June 30, 2018
Assets:
Resale agreements (1)	$5,391	$—	$5,391	$—	$(5,391)	(2)	$—
Securities borrowed (3)	484	—	484	(362)	(119)		3
Total	$5,875	$—	$5,875	$(362)	$(5,510)		$3
Liabilities:
Securities loaned (4,5)	$946	$—	$946	$(362)	$(492)		$92
Total	$946	$—	$946	$(362)	$(492)		$92

December 31, 2017
Assets:
Resale agreements (1)	$6,596	$—	$6,596	$—	$(6,596)	(2)	$—
Securities borrowed (3)	222	—	222	(199)	(22)		1
Total	$6,818	$—	$6,818	$(199)	$(6,618)		$1
Liabilities:
Securities loaned (4,5)	$966	$—	$966	$(199)	$(670)		$97
Total	$966	$—	$966	$(199)	$(670)		$97
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At June 30, 2018 and December 31, 2017, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $5.5 billion and $6.7 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2018 and December 31, 2017.
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

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

	June 30, 2018	December 31, 2017
Fair value of client securities available to be pledged	$28,511	$25,905
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	2,921	2,280
Fulfillment of client short sales	1,831	2,011
Securities lending to other broker-dealers	741	784
Total collateral pledged	$5,493	$5,075
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $104 million as of June 30, 2018 and $78 million as of December 31, 2017.

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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2 in the 2017 Form 10-K. We did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the six months ended June 30, 2018, or the year ended December 31, 2017. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2018 or December 31, 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

June 30, 2018	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$1,103	$—	$—	$1,103
Commercial paper	—	210	—	210
Total cash equivalents	1,103	210	—	1,313
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,999	—	1,999
U.S. Government securities	—	1,532	—	1,532
Total investments segregated and on deposit for regulatory purposes	—	3,531	—	3,531
Other securities owned:
Equity and bond mutual funds	399	—	—	399
Schwab Funds® money market funds	42	—	—	42
State and municipal debt obligations	—	42	—	42
Equity, U.S. Government and corporate debt, and other securities	3	39	—	42
Total other securities owned	444	81	—	525
Available for sale securities:
U.S. agency mortgage-backed securities	—	22,947	—	22,947
U.S. Treasury securities	—	10,859	—	10,859
Asset-backed securities	—	10,720	—	10,720
Corporate debt securities	—	6,191	—	6,191
Certificates of deposit	—	2,692	—	2,692
U.S. agency notes	—	1,524	—	1,524
Commercial paper	—	505	—	505
Foreign government agency securities	—	48	—	48
Non-agency commercial mortgage-backed securities	—	36	—	36
Total available for sale securities	—	55,522	—	55,522
Total	$1,547	$59,344	$—	$60,891

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2017	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$2,727	$—	$—	$2,727
Total cash equivalents	2,727	—	—	2,727
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,198	—	2,198
U.S. Government securities	—	3,658	—	3,658
Total investments segregated and on deposit for regulatory purposes	—	5,856	—	5,856
Other securities owned:
Equity and bond mutual funds	318	—	—	318
Schwab Funds® money market funds	135	—	—	135
State and municipal debt obligations	—	52	—	52
Equity, U.S. Government and corporate debt, and other securities	2	32	—	34
Total other securities owned	455	84	—	539
Available for sale securities:
U.S. agency mortgage-backed securities	—	20,929	—	20,929
U.S. Treasury securities	—	9,500	—	9,500
Asset-backed securities	—	9,047	—	9,047
Corporate debt securities	—	6,169	—	6,169
Certificates of deposit	—	2,041	—	2,041
U.S. agency notes	—	1,906	—	1,906
Commercial paper	—	313	—	313
Foreign government agency securities	—	50	—	50
Non-agency commercial mortgage-backed securities	—	40	—	40
Total available for sale securities	—	49,995	—	49,995
Total	$3,182	$55,935	$—	$59,117

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2018	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$11,937	$—	$11,937	$—	$11,937
Cash and investments segregated and on deposit for regulatory purposes	7,469	—	7,469	—	7,469
Receivables from brokers, dealers, and clearing organizations	1,025	—	1,025	—	1,025
Receivables from brokerage clients — net	22,344	—	22,344	—	22,344
Held to maturity securities:
U.S. agency mortgage-backed securities	113,106	—	110,254	—	110,254
Asset-backed securities	16,356	—	16,471	—	16,471
Corporate debt securities	4,550	—	4,504	—	4,504
U.S. state and municipal securities	1,242	—	1,257	—	1,257
Non-agency commercial mortgage-backed securities	1,065	—	1,044	—	1,044
U.S. Treasury securities	223	—	214	—	214
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	48	—	48
Total held to maturity securities	136,792	—	133,992	—	133,992
Bank loans — net:
First Mortgages	10,141	—	9,915	—	9,915
HELOCs	1,691	—	1,758	—	1,758
Pledged asset lines	4,570	—	4,570	—	4,570
Other	167	—	167	—	167
Total bank loans — net	16,569	—	16,410	—	16,410
Other assets	441	—	441	—	441
Total	$196,577	$—	$193,618	$—	$193,618
Liabilities:
Bank deposits	$199,922	$—	$199,922	$—	$199,922
Payables to brokers, dealers, and clearing organizations	3,319	—	3,319	—	3,319
Payables to brokerage clients	30,347	—	30,347	—	30,347
Accrued expenses and other liabilities	1,110	—	1,110	—	1,110
Long-term debt	5,789	—	5,718	—	5,718
Total	$240,487	$—	$240,416	$—	$240,416

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$11,490	$—	$11,490	$—	$11,490
Cash and investments segregated and on deposit for regulatory purposes	9,277	—	9,277	—	9,277
Receivables from brokers, dealers, and clearing organizations	649	—	649	—	649
Receivables from brokerage clients — net	20,568	—	20,568	—	20,568
Held to maturity securities:
U.S. agency mortgage-backed securities	101,197	—	100,453	—	100,453
Asset-backed securities	12,937	—	13,062	—	13,062
Corporate debt securities	4,078	—	4,086	—	4,086
U.S. state and municipal securities	1,247	—	1,304	—	1,304
Non-agency commercial mortgage-backed securities	994	—	999	—	999
U.S. Treasury securities	223	—	220	—	220
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	49	—	49
Total held to maturity securities	120,926	—	120,373	—	120,373
Bank loans — net:
First Mortgages	10,000	—	9,917	—	9,917
HELOCs	1,935	—	2,025	—	2,025
Pledged asset lines	4,369	—	4,369	—	4,369
Other	174	—	174	—	174
Total bank loans — net	16,478	—	16,485	—	16,485
Other assets	781	—	781	—	781
Total	$180,169	$—	$179,623	$—	$179,623
Liabilities:
Bank deposits	$169,656	$—	$169,656	$—	$169,656
Payables to brokers, dealers, and clearing organizations	1,287	—	1,287	—	1,287
Payables to brokerage clients	31,243	—	31,243	—	31,243
Accrued expenses and other liabilities	1,463	—	1,463	—	1,463
Short-term borrowings	15,000	—	15,000	—	15,000
Long-term debt	4,753	—	4,811	—	4,811
Total	$223,402	$—	$223,460	$—	$223,460

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

12.    Stockholders’ Equity
The Company’s preferred stock issued and outstanding is as follows:

	Shares Issued and Outstanding (In thousands) at		Liquidation Preference Per Share	Carrying Value at			Dividend Rate in Effect at June 30, 2018	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	June 30, 2018 (1)	December 31, 2017 (1)		June 30, 2018	December 31, 2017	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793
(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

13.    Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

	2018			2017
Three Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(33)	$8	$(25)	$29	$(11)	$18
Other reclassifications included in other revenue	—	—	—	(6)	3	(3)
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale	9	(2)	7	9	(4)	5
Other comprehensive income (loss)	$(24)	$6	$(18)	$32	$(12)	$20

	2018			2017
Six Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(141)	$34	$(107)	$81	$(30)	$51
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	—	—	—	227	(85)	142
Other reclassifications included in other revenue	—	—	—	(7)	3	(4)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	—	—	—	(227)	85	(142)
Amortization of amounts previously recorded upon transfer from available for sale	18	(4)	14	11	(5)	6
Other	—	—	—	(3)	1	(2)
Other comprehensive income (loss)	$(123)	$30	$(93)	$82	$(31)	$51
(1) See Note 5 in the 2017 10-K for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

AOCI balances are as follows:

Total Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	51
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(4)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	6
Other	(2)
Balance at June 30, 2017	$(112)

Balance at December 31, 2017	$(152)
Adoption of accounting standards (Note 2)	(33)
Available for sale securities:
Net unrealized gain (loss)	(107)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	14
Balance at June 30, 2018	$(278)

14.    Taxes on Income
On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018. Schwab’s effective tax rate for the three and six months ended June 30, 2018 was 23.4% and 22.7%, respectively, compared to 36.7% and 35.0% for the three and six months ended June 30, 2017, respectively, resulting from the impact of the Tax Act of 2017.

Also as a result of the Tax Act, Schwab recognized a $46 million one-time non-cash charge to taxes on income in the fourth quarter of 2017 associated with the remeasurement of net deferred tax assets and other tax adjustments related to the Tax Act. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate in the fourth quarter of 2017, our accounting for various elements of the Tax Act may be affected by clarifications of the Tax Act and other related analysis.

During the second quarter of 2018, Schwab concluded its analysis of the effect of bonus depreciation that allows for immediate expensing of qualified property related to the Tax Act. The impact of the true-up adjustment from this analysis was determined to be immaterial. We are continuing to gather additional information to complete the accounting for the remaining estimated items, including the state tax effect of adjustments made to federal temporary differences, and expect to complete the accounting within the prescribed measurement period. As such, the impact of the Tax Act is an estimate pending further information and the analysis noted.

As of January 1, 2018, Schwab adopted new accounting guidance that decreased AOCI and increased retained earnings by $33 million for the reclassification of certain impacts of the Tax Act as described in Note 2.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Earnings Per Common Share

EPS under the basic and diluted computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$866	$575	$1,649	$1,139
Preferred stock dividends and other (1)	(53)	(45)	(90)	(84)
Net income available to common stockholders	$813	$530	$1,559	$1,055
Weighted-average common shares outstanding — basic	1,350	1,338	1,349	1,337
Common stock equivalent shares related to stock incentive plans	14	13	14	14
Weighted-average common shares outstanding — diluted (2)	1,364	1,351	1,363	1,351
Basic EPS	$.60	$.40	$1.16	$.79
Diluted EPS	$.60	$.39	$1.14	$.78
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 10 million and 9 million shares for the second quarters of 2018 and 2017, respectively, and 12 million and 10 million shares for the first six months of 2018 and 2017, respectively.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

16.    Regulatory Requirements

At June 30, 2018, Schwab and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$16,328	19.3%	N/A		$3,813	4.5%
Tier 1 Risk-Based Capital	19,121	22.6%	N/A		5,083	6.0%
Total Risk-Based Capital	19,149	22.6%	N/A		6,778	8.0%
Tier 1 Leverage	19,121	7.6%	N/A		10,049	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$14,599	20.1%	$4,725	6.5%	$3,271	4.5%
Tier 1 Risk-Based Capital	14,599	20.1%	5,815	8.0%	4,362	6.0%
Total Risk-Based Capital	14,626	20.1%	7,269	10.0%	5,815	8.0%
Tier 1 Leverage	14,599	7.2%	10,136	5.0%	8,108	4.0%

December 31, 2017
CSC
Common Equity Tier 1 Risk-Based Capital	$14,630	19.3%	N/A		$3,414	4.5%
Tier 1 Risk-Based Capital	17,423	23.0%	N/A		4,552	6.0%
Total Risk-Based Capital	17,452	23.0%	N/A		6,069	8.0%
Tier 1 Leverage	17,423	7.6%	N/A		9,218	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$13,355	20.1%	$4,324	6.5%	$2,993	4.5%
Tier 1 Risk-Based Capital	13,355	20.1%	5,321	8.0%	3,991	6.0%
Total Risk-Based Capital	13,382	20.1%	6,652	10.0%	5,321	8.0%
Tier 1 Leverage	13,355	7.1%	9,462	5.0%	7,569	4.0%
N/A Not applicable.

At June 30, 2018, CSB is considered well capitalized (the highest category) under its regulatory capital rules. At June 30, 2018, both CSC’s and CSB’s capital levels exceeded the fully implemented capital conservation buffer requirement. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect our ability to meet future capital requirements.

In late 2017, Schwab acquired a federal savings bank charter and changed the name to Charles Schwab Signature Bank (CSSB). At June 30, 2018, CSSB’s balance sheet consisted primarily of investment securities with total assets of $9.6 billion. CSSB is subject to similar regulatory guidelines and requirements, and seeks to maintain a Tier 1 Leverage Ratio similar to CSB.
Net capital and net capital requirements for CS&Co are as follows:

	June 30, 2018	December 31, 2017
Net Capital	$2,323	$2,118
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	475	435
Net Capital in excess of required net capital	$1,848	$1,683
In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at June 30, 2018. The SEC Customer Protection Rule requires broker-dealers to segregate client fully paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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
Financial information for the segments is presented in the following tables:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Net Revenues:
Net interest revenue	$1,063	$795	$344	$258	$1,407	$1,053
Asset management and administration fees	569	582	245	263	814	845
Trading revenue	115	98	65	59	180	157
Other	65	55	20	20	85	75
Total net revenues	1,812	1,530	674	600	2,486	2,130
Expenses Excluding Interest	1,012	914	343	307	1,355	1,221
Income before taxes on income	$800	$616	$331	$293	$1,131	$909

	Investor Services		Advisor Services		Total
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
Net Revenues:
Net interest revenue	$2,020	$1,548	$650	$505	$2,670	$2,053
Asset management and administration fees	1,162	1,148	503	520	1,665	1,668
Trading revenue	242	217	139	132	381	349
Other	129	105	39	36	168	141
Total net revenues	3,553	3,018	1,331	1,193	4,884	4,211
Expenses Excluding Interest	2,054	1,844	697	615	2,751	2,459
Income before taxes on income	$1,499	$1,174	$634	$578	$2,133	$1,752

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 9.

Item 1A.     Risk Factors

During the first six months of 2018, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2017 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2018:

Month	Total number of shares Purchased (in thousands)	Average Price Paid per shares
April:
Employee transactions (1)	6	$51.07
May:
Employee transactions (1)	6	$55.80
June:
Employee transactions (1)	6	$56.36
Total:
Employee Transactions (1)	18	$54.45
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

There were no share repurchases under the Share Repurchase Program during the second quarter of 2018. At June 30, 2018, approximately $596 million of future share repurchases remained authorized under the Share Repurchase Program, and the remaining authorizations do not have an expiration date. Repurchases as part of this program are under two authorizations by CSC’s Board of Directors, each covering up to $500 million of common stock, which were publicly announced by the Company on April 25, 2007 and March 13, 2008.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information
None.

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

10.392	Credit Agreement (364 – Day Commitment) dated as of June 1, 2018, between the Registrant and financial institutions therein (supersedes Exhibit 10.376).	(1)

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema	(2)

101.CAL	XBRL Taxonomy Extension Calculation	(2)

101.DEF	XBRL Extension Definition	(2)

101.LAB	XBRL Taxonomy Extension Label	(2)

101.PRE	XBRL Taxonomy Extension Presentation	(2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 8, 2018	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer