Form 10-Q
period 2018-09-30
SCHWAB CHARLES CORP
filed 2018-11-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 2018

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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
1,350,452,801 shares of $.01 par value Common Stock Outstanding on October 31, 2018

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2018

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

Management estimates that investable wealth in the United States (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $3.56 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline, will generate earnings growth and build long-term stockholder value.

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

•	Ongoing investments to drive growth and efficiency (see Overview);

•	Capital expenditures in 2018 (see Results of Operations);

•	Consolidated balance sheet assets remaining above $250 billion (see Risk Management and Capital Management);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations, and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advice solutions and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Timing and amount of transfers of certain balances from sweep money market funds into bank sweep deposits;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new products, services, and capabilities, as well as implement infrastructure, in a timely and successful manner;

•	The effect of adverse developments in litigation or regulatory matters and the extent of any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2017 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarters and first nine months of 2018 and 2017 are:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Client Metrics
Net new client assets (in billions) (1)	$53.5	$51.6	4%	$78.6	$155.0	(49)%
Core net new client assets (in billions)	$53.5	$51.6	4%	$172.5	$136.7	26%
Client assets (in billions, at quarter end)	$3,563.7	$3,181.2	12%
Average client assets (in billions)	$3,508.1	$3,107.8	13%	$3,420.2	$2,986.3	15%
New brokerage accounts (in thousands)	369	336	10%	1,196	1,055	13%
Active brokerage accounts (in thousands, at quarter end)	11,423	10,565	8%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,851.9	$1,613.6	15%
Client cash as a percentage of client assets (at quarter end)	10.3%	11.1%
Company Financial Metrics
Total net revenues	$2,579	$2,165	19%	$7,463	$6,376	17%
Total expenses excluding interest	1,360	1,220	11%	4,111	3,679	12%
Income before taxes on income	1,219	945	29%	3,352	2,697	24%
Taxes on income	296	327	(9)%	780	940	(17)%
Net income	923	618	49%	2,572	1,757	46%
Preferred stock dividends and other	38	43	(12)%	128	127	1%
Net income available to common stockholders	$885	$575	54%	$2,444	$1,630	50%
Earnings per common share — diluted	$.65	$.42	55%	$1.79	$1.21	48%
Net revenue growth from prior year	19%	13%		17%	16%
Pre-tax profit margin	47.3%	43.6%		44.9%	42.3%
Return on average common stockholders’ equity	20%	15%		19%	15%
Expenses excluding interest as a percentage of average client assets (annualized)	0.15%	0.16%		0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.5%	7.7%
(1) The first nine months of 2018 includes outflows of $93.9 billion from certain mutual fund clearing services clients. The first nine months of 2017 includes inflows of $18.3 billion from certain mutual fund clearing services clients.

Net income grew 49% and 46% for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, driven primarily by business momentum, a generally favorable economic environment, and lower corporate income taxes. Total net revenues rose 19% and 17% in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, primarily due to higher net interest revenue as a result of higher interest rates and larger client cash sweep balances. Total expenses excluding interest grew 11% and 12% during the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, reflecting hiring to support the Company’s expanding client base and ongoing investments for driving growth and efficiency. Pre-tax income increased 29% and 24% in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, delivering a 44.9% pre-tax profit margin for the first nine months of 2018.

Taxes on income decreased 9% and 17% for the third quarter and first nine months of 2018, compared to the same periods in 2017, resulting in effective tax rates of 24.3% and 23.3% for the third quarter and first nine months of 2018, respectively. The reduction in taxes on income was due to the Tax Act of 2017, which lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

During the third quarter of 2018, clients opened 369,000 new brokerage accounts, helping to bring active brokerage accounts to 11.4 million at September 30, 2018. Core net new assets gathered during the third quarter of 2018 were $53.5 billion, compared to $51.6 billion for the same period a year ago. Client engagement remained strong during the third quarter of 2018, with daily average revenue trades rising 22% from the same period in 2017.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

During the third quarter of 2018, we effectively managed our balance sheet to support both growth and solid financial performance. The consolidated balance sheet reached $272 billion of assets at September 30, 2018, a $10 billion quarterly increase, largely driven by bank sweep transfers and client activity. We transferred balances totaling $23 billion from sweep money market funds to bank sweep in the quarter, bringing our 2018 transfers to $68 billion and leaving $33 billion remaining in sweep money market funds at September 30, 2018. In July 2018, the Board of Directors declared a 30% increase in the quarterly cash dividend to $.13 per common share. We finished the quarter with a Tier 1 Leverage Ratio of 7.5%, and we lifted our return on equity to 20% and 19% for the third quarter and first nine months of 2018, respectively, compared to 15% for the same periods in 2017.

Subsequent Events

On October 25, 2018, CSC’s Board of Directors terminated the existing two share repurchase authorizations and replaced them with a new authorization to repurchase up to a total of $1.0 billion of common stock.

On October 31, 2018, CSC issued $500 million aggregate principal amount of Senior Notes that mature in 2024 and $600 million aggregate principal amount of Senior Notes that mature in 2029 under its universal shelf registration statement on file with the SEC. The Senior Notes due 2024 have a fixed interest rate of 3.550% with interest payable semi-annually. The Senior Notes due 2029 have a fixed interest rate of 4.000% with interest payable semi-annually.

Current Regulatory Environment and Other Developments

On October 31, 2018, the Board of Governors of the Federal Reserve System (Federal Reserve) issued a notice of proposed rulemaking and the Federal Reserve, the Office of the Comptroller of Currency (OCC), and the Federal Deposit Insurance Corporation (FDIC) jointly issued another notice of proposed rulemaking. The two proposals would establish a revised framework for applying enhanced prudential standards to large U.S. banking organizations, including savings and loan holding companies such as CSC, with four categories of standards that reflect the risks of banking organizations in each group. CSC would be in Category III based on having $250 billion – $700 billion in total assets. The comment period for both proposed rules ends on January 22, 2019 and we are currently evaluating the impact of the proposed rules.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2018		2017
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	49%	$1,755	68%	$1,176	54%
Interest expense	143%	(228)	(9)%	(94)	(4)%
Net interest revenue	41%	1,527	59%	1,082	50%
Asset management and administration fees
Mutual funds and ETF service fees	(16)%	435	17%	519	24%
Advice solutions	11%	294	11%	265	12%
Other	4%	80	3%	77	4%
Asset management and administration fees	(6)%	809	31%	861	40%
Trading revenue
Commissions	14%	155	6%	136	6%
Principal transactions	40%	21	1%	15	1%
Trading revenue	17%	176	7%	151	7%
Other	(6)%	67	3%	71	3%
Total net revenues	19%	$2,579	100%	$2,165	100%

		2018		2017
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	42%	$4,766	64%	$3,358	52%
Interest expense	155%	(569)	(8)%	(223)	(3)%
Net interest revenue	34%	4,197	56%	3,135	49%
Asset management and administration fees
Mutual funds and ETF service fees	(10)%	1,386	19%	1,538	24%
Advice solutions	12%	859	11%	765	12%
Other	1%	229	3%	226	4%
Asset management and administration fees	(2)%	2,474	33%	2,529	40%
Trading revenue
Commissions	10%	501	7%	456	7%
Principal transactions	27%	56	1%	44	1%
Trading revenue	11%	557	8%	500	8%
Other	11%	235	3%	212	3%
Total net revenues	17%	$7,463	100%	$6,376	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2018			2017
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$18,623	$94	1.98%	$10,498	$33	1.25%
Cash and investments segregated	10,253	51	1.94%	17,355	44	1.01%
Broker-related receivables	307	1	1.94%	459	1	0.96%
Receivables from brokerage clients	20,224	217	4.19%	16,498	151	3.63%
Available for sale securities (1)	55,283	328	2.34%	45,906	187	1.62%
Held to maturity securities	137,065	887	2.57%	107,557	606	2.24%
Bank loans	16,579	142	3.43%	16,058	122	3.01%
Total interest-earning assets	258,334	1,720	2.63%	214,331	1,144	2.12%
Other interest revenue		35			32
Total interest-earning assets	$258,334	$1,755	2.69%	$214,331	$1,176	2.18%
Funding sources
Bank deposits	$208,666	$158	0.30%	$163,039	$49	0.12%
Payables to brokerage clients	20,595	16	0.31%	24,833	6	0.10%
Short-term borrowings	—	—	—	1,695	6	1.40%
Long-term debt	5,790	51	3.52%	3,436	30	3.46%
Total interest-bearing liabilities	235,051	225	0.38%	193,003	91	0.19%
Non-interest-bearing funding sources	23,283			21,328
Other interest expense		3			3
Total funding sources	$258,334	$228	0.36%	$214,331	$94	0.18%
Net interest revenue		$1,527	2.33%		$1,082	2.00%

	2018			2017
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$16,164	$217	1.78%	$9,375	$72	1.03%
Cash and investments segregated	12,002	149	1.64%	19,609	120	0.82%
Broker-related receivables	324	4	1.62%	428	2	0.74%
Receivables from brokerage clients	19,629	600	4.03%	15,861	415	3.50%
Available for sale securities (1)	52,797	859	2.16%	55,070	615	1.49%
Held to maturity securities	129,490	2,420	2.48%	99,523	1,691	2.27%
Bank loans	16,522	410	3.31%	15,764	347	2.94%
Total interest-earning assets	246,928	4,659	2.50%	215,630	3,262	2.02%
Other interest revenue		107			96
Total interest-earning assets	$246,928	$4,766	2.56%	$215,630	$3,358	2.08%
Funding sources
Bank deposits	$193,010	$339	0.23%	$163,475	$98	0.08%
Payables to brokerage clients	21,591	37	0.23%	26,198	11	0.06%
Short-term borrowings	4,488	54	1.59%	1,475	11	1.00%
Long-term debt	5,053	131	3.46%	3,349	89	3.55%
Total interest-bearing liabilities	224,142	561	0.33%	194,497	209	0.14%
Non-interest-bearing funding sources	22,786			21,133
Other interest expense		8			14
Total funding sources	$246,928	$569	0.31%	$215,630	$223	0.14%
Net interest revenue		$4,197	2.25%		$3,135	1.94%
(1) Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $445 million, or 41%, and $1.1 billion, or 34%, in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, primarily due to higher interest rates and growth in interest-earning assets.
Our net interest margin improved to 2.33% and 2.25% during the third quarter and first nine months of 2018, respectively, up from 2.00% and 1.94% during the same periods in 2017, primarily as a result of the Federal Reserve’s 2017 and March, June, and September 2018 interest rate increases, partially offset by higher interest rates paid on bank deposits and other interest-bearing liabilities.
During the third quarter and the first nine months of 2018, average interest earning assets grew 21% and 15%, respectively, compared to the same periods in 2017. These increases reflect higher bank deposits due to transfers from sweep money market funds to bank sweep balances, as well as other client-related deposit inflows and higher borrowings, partially offset by client purchases of other assets. During the first six months of 2018, Schwab issued senior notes and utilized Federal Home Loan Bank (FHLB) advances to provide temporary funding for additional investments ahead of deposit growth. There were no FHLB borrowings in the third quarter of 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2018			2017
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$130,202	$122	0.37%	$158,927	$220	0.55%
Fee waivers		—			(1)
Schwab money market funds	130,202	122	0.37%	158,927	219	0.55%
Schwab equity and bond funds and ETFs	219,137	67	0.12%	164,011	56	0.14%
Mutual Fund OneSource® and other non-transaction fee funds	209,560	171	0.32%	219,076	179	0.32%
Other third-party mutual funds and ETFs (1)	342,316	75	0.09%	291,307	65	0.09%
Total mutual funds and ETFs (2)	$901,215	435	0.19%	$833,321	519	0.25%
Advice solutions (2)
Fee-based	$234,338	294	0.50%	$206,854	265	0.51%
Non-fee-based	65,146	—	—	50,758	—	—
Total advice solutions	$299,484	294	0.39%	$257,612	265	0.41%
Other balance-based fees (3)	400,048	63	0.06%	424,280	67	0.06%
Other (4)		17			10
Total asset management and administration fees		$809			$861

Nine Months Ended September 30,	2018			2017
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$142,177	$451	0.42%	$160,230	$675	0.56%
Fee waivers		—			(10)
Schwab money market funds	142,177	451	0.42%	160,230	665	0.55%
Schwab equity and bond funds and ETFs	206,058	195	0.13%	151,579	163	0.14%
Mutual Fund OneSource® and other non-transaction fee funds	216,699	524	0.32%	214,058	528	0.33%
Other third-party mutual funds and ETFs (1)	329,033	216	0.09%	278,479	182	0.09%
Total mutual funds and ETFs (2)	$893,967	1,386	0.21%	$804,346	1,538	0.26%
Advice solutions (2)
Fee-based	$228,326	859	0.50%	$199,500	765	0.51%
Non-fee-based	62,377	—	—	46,785	—	—
Total advice solutions	$290,703	859	0.40%	$246,285	765	0.42%
Other balance-based fees (3)	404,596	191	0.06%	406,442	192	0.06%
Other (4)		38			34
Total asset management and administration fees		$2,474			$2,529
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

Asset management and administration fees decreased by $52 million, or 6%, and $55 million, or 2%, in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. The decreases were due to lower money market

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions. Part of the declines were offset by revenue from growing asset balances in advice solutions, equity and bond funds, and ETFs.

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and exchange-traded funds (ETFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 44% and 47% of the asset management and administration fees earned during the third quarter and first nine months of 2018, respectively, compared to 53% and 54% for the same periods in 2017:

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Balance at beginning of period	$134,166	$156,186	$201,361	$151,336	$212,513	$224,749
Net inflows (outflows)	(6,204)	2,753	6,596	7,086	(7,126)	(13,255)
Net market gains (losses) and other	522	235	8,899	6,676	7,228	9,684
Balance at end of period	$128,484	$159,174	$216,856	$165,098	$212,615	$221,178

	Schwab Money Market Funds		Schwab Equity and Bond Funds and ETFs		Mutual Fund OneSource® and Other NTF funds
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
Balance at beginning of period	$163,650	$163,495	$181,608	$125,813	$225,202	$198,924
Net inflows (outflows)	(36,645)	(4,832)	24,867	22,347	(25,403)	(23,494)
Net market gains (losses) and other (1)	1,479	511	10,381	16,938	12,816	45,748
Balance at end of period	$128,484	$159,174	$216,856	$165,098	$212,615	$221,178
(1) Includes net inflows from other third-party mutual funds to Mutual Fund OneSource® in the second quarter of 2017.

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Daily average revenue trades (DARTs) (in thousands)	382	312	22%	406	313	30%
Clients’ daily average trades (in thousands)	683	633	8%	732	602	22%
Number of trading days	62.5	62.5	—	187.5	187.5	—
Daily average revenue per revenue trade	$7.27	$7.74	(6)%	$7.27	$8.52	(15)%
Trading revenue	$176	$151	17%	$557	$500	11%
DART volumes increased 22% and 30% in the third quarter and first nine months of 2018, respectively, compared to the prior year. This led to an increase in trading revenue of $25 million, or 17%, and $57 million, or 11%, in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, as the volume growth more than offset Schwab’s commission pricing reductions implemented in the first quarter of 2017. During that time, we announced two trading price reductions which lowered standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lowered the per contract option fee from $.75 to $.65.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Order flow revenue was $33 million and $29 million during the third quarters of 2018 and 2017, respectively, and $104 million and $82 million during the first nine months of 2018 and 2017, respectively. These increases were primarily due to higher rates on certain types of orders and higher volume of trades.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Compensation and benefits
Salaries and wages	$423	$372	14%	$1,253	$1,110	13%
Incentive compensation	193	187	3%	615	580	6%
Employee benefits and other	121	103	17%	384	336	14%
Total compensation and benefits	$737	$662	11%	$2,252	$2,026	11%
Professional services	164	152	8%	476	429	11%
Occupancy and equipment	124	111	12%	368	323	14%
Advertising and market development	70	63	11%	220	205	7%
Communications	59	56	5%	179	171	5%
Depreciation and amortization	78	69	13%	226	200	13%
Regulatory fees and assessments	57	43	33%	158	133	19%
Other	71	64	11%	232	192	21%
Total expenses excluding interest	$1,360	$1,220	11%	$4,111	$3,679	12%
Expenses as a percentage of total net revenues
Compensation and benefits	29%	31%		30%	32%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands)
At quarter end	19.1	17.3	10%
Average	19.0	17.1	11%	18.4	16.7	10%
Total compensation and benefits increased in the third quarter and first nine months of 2018 compared to the same periods in 2017, primarily due to an increase in employee headcount to support our expanding client base.

Professional services expense increased in the third quarter and first nine months of 2018 compared to the same periods in 2017, primarily due to higher spending on technology projects, as well as an increase in asset management and administration-related expenses resulting from growth in the Schwab Funds® and Schwab ETFs™.
Occupancy and equipment expense increased in the third quarter and first nine months of 2018 compared to the same periods in 2017, primarily due to an increase in software maintenance expenses and additional licenses to support growth in the business.
Depreciation and amortization expenses grew in the third quarter and first nine months of 2018 compared to the same periods in 2017, primarily due to higher amortization of internally developed software associated with continued investments in software and technology enhancements.
Regulatory fees and assessments increased in the third quarter and first nine months of 2018 compared to the same periods in 2017, primarily due to an increase in FDIC insurance assessments, which rose as a result of higher average assets.

Other expenses increased in the first nine months of 2018 compared to the same period in 2017, primarily due to a $15 million charge in the first quarter of 2018 associated with unsecured client margin losses in volatility-related products and other miscellaneous expense growth related to the expanding client base.

Capital expenditures were $156 million and $417 million in the third quarter and first nine months of 2018, respectively, compared with $118 million and $271 million in the third quarter and first nine months of 2017, respectively. The increases in the third quarter and year-to-date capital expenditures from the same periods in 2017 were due primarily to our office campus expansion in the U.S. and investments in technology projects. We anticipate capital expenditures for full-year 2018 will reach approximately 6-7% of total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

Taxes on income were $296 million and $327 million for the third quarters of 2018 and 2017, respectively, resulting in effective income tax rates on income before taxes of 24.3% and 34.6%, respectively. Taxes on income were $780 million and $940 million for the first nine months of 2018 and 2017, respectively, resulting in effective income tax rates on income before taxes of 23.3% and 34.9%, respectively. The decrease in the effective tax rate was primarily due to the Tax Act which was signed into law on December 22, 2017. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2018	2017	Percent Change	2018	2017	Percent Change	2018	2017
Net Revenues
Net interest revenue	39%	$1,138	$818	47%	$389	$264	41%	$1,527	$1,082
Asset management and administration fees	(5)%	565	595	(8)%	244	266	(6)%	809	861
Trading revenue	19%	112	94	12%	64	57	17%	176	151
Other	(2)%	53	54	(18)%	14	17	(6)%	67	71
Total net revenues	20%	1,868	1,561	18%	711	604	19%	2,579	2,165
Expenses Excluding Interest	11%	1,015	918	14%	345	302	11%	1,360	1,220
Income before taxes on income	33%	$853	$643	21%	$366	$302	29%	$1,219	$945

	Investor Services			Advisor Services			Total
Nine Months Ended September 30,	Percent Change	2018	2017	Percent Change	2018	2017	Percent Change	2018	2017
Net Revenues
Net interest revenue	33%	$3,158	$2,366	35%	$1,039	$769	34%	$4,197	$3,135
Asset management and administration fees	(1)%	1,727	1,743	(5)%	747	786	(2)%	2,474	2,529
Trading revenue	14%	354	311	7%	203	189	11%	557	500
Other	14%	182	159	—	53	53	11%	235	212
Total net revenues	18%	5,421	4,579	14%	2,042	1,797	17%	7,463	6,376
Expenses Excluding Interest	11%	3,069	2,762	14%	1,042	917	12%	4,111	3,679
Income before taxes on income	29%	$2,352	$1,817	14%	$1,000	$880	24%	$3,352	$2,697

Investor Services

Total net revenues rose by 20% and 18% in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased due to higher net interest margins and higher interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions.

Expenses excluding interest increased by 11% in both the third quarter and first nine months of 2018 compared to the same periods in 2017, primarily due to higher compensation and benefits, technology project spend, and asset management and administration-related expenses to support our expanding client base.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services
Total net revenues rose by 18% and 14% in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased due to higher net interest margins and higher interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions.

Expenses excluding interest increased by 14% in both the third quarter and first nine months of 2018 compared to the same periods in 2017, primarily due to higher compensation and benefits, technology project spend, and asset management and administration-related expenses to support our expanding client base.

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

If our guidelines for net interest revenue sensitivity are breached, management must report the breach to the Financial Risk Oversight Committee and establish a plan to address the interest rate risk. There were no breaches of Schwab’s net interest revenue sensitivity risk limits during the nine months ended September 30, 2018, or year ended December 31, 2017.

As represented by the simulations presented below, our investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning September 30, 2018 and December 31, 2017 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2018	December 31, 2017
Increase of 100 basis points	4.1%	3.3%
Decrease of 100 basis points	(4.7)%	(6.2)%
The change in net interest revenue sensitivities as of September 30, 2018 reflects the increase in interest rates across all maturities.

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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at September 30, 2018:

Description	Borrower	Outstanding	Available
Committed, unsecured credit facility with various external banks	CSC	$—	$750
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,432
Federal Reserve Bank discount window (1)	CSB	—	2,422
Federal Home Loan Bank secured credit facility (2)	Banking subsidiaries	—	30,002
Unsecured commercial paper (3)	CSC	—	750
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
Borrowings
The following are details of the Senior Notes and short-term borrowings:

September 30, 2018	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$5,781	2020 - 2028	3.31%	A2	A	A
Short-term borrowings	$—	N/A	N/A	N/A	N/A	N/A
N/A Not applicable.

New Debt Issuances

All debt issuances in 2018 were senior unsecured obligations with interest payable quarterly or semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
May 22, 2018	$600	5/21/2021	Three-month LIBOR + 0.32%	Quarterly
May 22, 2018	$600	5/21/2021	3.25%	Semi-annually
May 22, 2018	$750	5/21/2025	3.85%	Semi-annually

Schwab is subject to, and was in compliance with, the modified liquidity coverage ratio (LCR) rule at September 30, 2018. Schwab expects consolidated balance sheet assets to remain above $250 billion in 2018, and as a result, would become subject to the full LCR rule in 2019.

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

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2017 Form 10-K and in Item 1 – Note 16. As of September 30, 2018, CSC and CSB are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$20,834	$14,899	$18,525	$13,224
Less:
Preferred stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$18,041	$14,899	$15,732	$13,224
Less:
Goodwill, net of associated deferred tax liabilities	$1,191	$13	$1,191	$13
Other intangible assets, net of associated deferred tax liabilities	127	—	61	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	2	—	2	—
AOCI adjustment (1)	(304)	(278)	(152)	(144)
Common Equity Tier 1 Capital	$17,025	$15,164	$14,630	$13,355
Tier 1 Capital	$19,818	$15,164	$17,423	$13,355
Total Capital	19,846	15,191	17,452	13,382
Risk-Weighted Assets	86,830	75,224	75,866	66,519
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.6%	20.2%	19.3%	20.1%
Tier 1 Capital/Risk-Weighted Assets	22.8%	20.2%	23.0%	20.1%
Total Capital/Risk-Weighted Assets	22.9%	20.2%	23.0%	20.1%
Tier 1 Leverage Ratio	7.5%	7.1%	7.6%	7.1%
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

Schwab’s primary broker-dealer subsidiary, CS&Co, is subject to regulatory requirements of the Uniform Net Capital Rule. At September 30, 2018, CS&Co exceeded its net capital requirements.

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

Cash dividends paid and per share amounts for the first nine months of 2018 and 2017 are as follows:

	2018		2017
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$448	$.33	$323	$.24
Series A Preferred Stock (1)	28	70.00	28	70.00
Series B Preferred Stock (2,5)	N/A	N/A	22	45.00
Series C Preferred Stock (2)	27	45.00	27	45.00
Series D Preferred Stock (2)	33	44.64	33	44.64
Series E Preferred Stock (3)	28	4,625.00	23	3,867.01
Series F Preferred Stock (4)	15	2,930.56	N/A	N/A
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
(5) Series B Preferred Stock was redeemed on December 1, 2017.
N/A Not applicable.

OTHER

Foreign Holdings
At September 30, 2018, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At September 30, 2018, the fair value of these holdings totaled $7.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.3 billion, Sweden at $1.8 billion, and Canada at $0.8 billion.
In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At September 30, 2018, Schwab had $21 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposit, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Additionally, at September 30, 2018, Schwab had outstanding margin loans to foreign residents of $816 million.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2017 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2018.

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Revenues
Interest revenue	$1,755	$1,176	$4,766	$3,358
Interest expense	(228)	(94)	(569)	(223)
Net interest revenue	1,527	1,082	4,197	3,135
Asset management and administration fees	809	861	2,474	2,529
Trading revenue	176	151	557	500
Other	67	71	235	212
Total net revenues	2,579	2,165	7,463	6,376
Expenses Excluding Interest
Compensation and benefits	737	662	2,252	2,026
Professional services	164	152	476	429
Occupancy and equipment	124	111	368	323
Advertising and market development	70	63	220	205
Communications	59	56	179	171
Depreciation and amortization	78	69	226	200
Regulatory fees and assessments	57	43	158	133
Other	71	64	232	192
Total expenses excluding interest	1,360	1,220	4,111	3,679
Income before taxes on income	1,219	945	3,352	2,697
Taxes on income	296	327	780	940
Net Income	923	618	2,572	1,757
Preferred stock dividends and other	38	43	128	127
Net Income Available to Common Stockholders	$885	$575	$2,444	$1,630
Weighted-Average Common Shares Outstanding:
Basic	1,351	1,339	1,349	1,338
Diluted	1,364	1,353	1,363	1,352
Earnings Per Common Shares Outstanding:
Basic	$.66	$.43	$1.81	$1.22
Diluted	$.65	$.42	$1.79	$1.21
Dividends Declared Per Common Share	$.13	$.08	$.33	$.24

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$923	$618	$2,572	$1,757
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(43)	—	(184)	81
Reclassification of net unrealized loss transferred to held to maturity	—	—	—	227
Other reclassifications included in other revenue	—	—	—	(7)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	—	(227)
Amortization of amounts previously recorded upon transfer from available for sale	8	10	26	21
Other	—	—	—	(3)
Other comprehensive income (loss), before tax	(35)	10	(158)	92
Income tax effect	9	(4)	39	(35)
Other comprehensive income (loss), net of tax	(26)	6	(119)	57
Comprehensive Income	$897	$624	$2,453	$1,814

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$21,830	$14,217
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $4,424 at September 30, 2018 and $6,596 at December 31, 2017)	8,487	15,139
Receivables from brokers, dealers, and clearing organizations	798	649
Receivables from brokerage clients — net	22,411	20,576
Other securities owned — at fair value	500	539
Available for sale securities	57,558	49,995
Held to maturity securities	138,952	120,926
Bank loans — net	16,564	16,478
Equipment, office facilities, and property — net	1,683	1,471
Goodwill	1,227	1,227
Other assets	2,092	2,057
Total assets	$272,102	$243,274
Liabilities and Stockholders’ Equity
Bank deposits	$213,408	$169,656
Payables to brokers, dealers, and clearing organizations	1,522	1,287
Payables to brokerage clients	27,851	31,243
Accrued expenses and other liabilities	2,697	2,810
Short-term borrowings	—	15,000
Long-term debt	5,790	4,753
Total liabilities	251,268	224,749
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,484	4,353
Retained earnings	16,615	14,408
Treasury stock, at cost — 135,806,047 shares at September 30, 2018 and 142,210,890 shares at December 31, 2017	(2,769)	(2,892)
Accumulated other comprehensive income (loss)	(304)	(152)
Total stockholders’ equity	20,834	18,525
Total liabilities and stockholders’ equity	$272,102	$243,274

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421
Net income	—	—	—	—	1,757	—	—	1,757
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	57	57
Dividends declared on preferred stock	—	—	—	—	(120)	—	—	(120)
Dividends declared on common stock	—	—	—	—	(323)	—	—	(323)
Stock option exercises and other	—	—	—	(30)	—	128	—	98
Share-based compensation and related tax effects	—	—	—	105	—	—	—	105
Other	—	—	—	23	—	9	—	32
Balance at September 30, 2017	$2,783	1,488	$15	$4,365	$13,963	$(2,993)	$(106)	$18,027

Balance at December 31, 2017	$2,793	1,488	$15	$4,353	$14,408	$(2,892)	$(152)	$18,525
Adoption of accounting standards (Note 2)	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	2,572	—	—	2,572
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(119)	(119)
Dividends declared on preferred stock	—	—	—	—	(117)	—	—	(117)
Dividends declared on common stock	—	—	—	—	(448)	—	—	(448)
Stock option exercises and other	—	—	—	(8)	—	116	—	108
Share-based compensation and related tax effects	—	—	—	106	—	—	—	106
Other	—	—	—	33	—	7	—	40
Balance at September 30, 2018	$2,793	1,488	$15	$4,484	$16,615	$(2,769)	$(304)	$20,834

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017 (1)
Cash Flows from Operating Activities
Net income	$2,572	$1,757
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Share-based compensation	113	111
Depreciation and amortization	226	200
Premium amortization, net, on available for sale and held to maturity securities	276	240
Other	108	35
Net change in:
Investments segregated and on deposit for regulatory purposes	6,973	6,864
Receivables from brokers, dealers, and clearing organizations	(147)	61
Receivables from brokerage clients	(1,858)	(1,310)
Other securities owned	39	22
Other assets	(143)	(76)
Payables to brokers, dealers, and clearing organizations	43	(957)
Payables to brokerage clients	(3,392)	(4,414)
Accrued expenses and other liabilities	(155)	(82)
Net cash provided by operating activities	4,655	2,451
Cash Flows from Investing Activities
Purchases of available for sale securities	(19,781)	(6,375)
Proceeds from sales of available for sale securities	115	5,773
Principal payments on available for sale securities	12,091	6,532
Purchases of held to maturity securities	(30,639)	(19,886)
Principal payments on held to maturity securities	12,382	7,927
Net increase in bank loans	(86)	(829)
Purchases of equipment, office facilities, and property	(400)	(267)
Purchases of Federal Home Loan Bank stock	(156)	(160)
Proceeds from sales of Federal Home Loan Bank stock	528	106
Other investing activities	(74)	(52)
Net cash provided by (used for) investing activities	(26,020)	(7,231)
Cash Flows from Financing Activities
Net change in bank deposits	43,752	1,809
Net change in short-term borrowings	(15,000)	5,000
Issuance of long-term debt	1,936	643
Repayment of long-term debt	(906)	(256)
Dividends paid	(579)	(456)
Proceeds from stock options exercised and other	108	98
Other financing activities	(12)	(10)
Net cash provided by (used for) financing activities	29,299	6,828
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	7,934	2,048
Cash and Cash Equivalents including Amounts Restricted at Beginning of Year	19,160	17,873
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$27,094	$19,921
(1)Adjusted for the retrospective adoption of ASU 2016-18. See Note 2.

Continued on following page

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page

	Nine Months Ended September 30,
	2018	2017 (1)
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$550	$233
Income taxes	$649	$890
Non-cash investing activity:
Securities purchased during the period but settled after period end	$221	$3,977

	September 30, 2018	September 30, 2017
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$21,830	$12,253
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	5,264	7,668
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$27,094	$19,921
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
The significant accounting policies are included in Note 2 in the 2017 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2018, except as described in Note 2 below.
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
January 1, 2018
The Company adopted this guidance as of January 1, 2018. The Company elected to reclassify the income tax effects of the Tax Act from items in AOCI into retained earnings as of the beginning of the period of adoption.

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

Adoption provides for modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard or prospectively with an adjustment as of the beginning of the period of adoption. Certain transition relief is permitted if elected by the entity.
January 1, 2019
The Company plans to adopt the new lease accounting guidance prospectively as of January 1, 2019 with a cumulative-effect adjustment to the opening balance of retained earnings (i.e., prior periods will not be adjusted). The Company does not expect this guidance will have a material impact on its earnings per common share (EPS). However, it will result in a gross up of the consolidated balance sheet due to recognition of right-of-use assets and lease liabilities primarily related to leases of office space and branches. These amounts will be based on the present value of our remaining operating lease payments (see Note 13 in the 2017 10-K for the undiscounted rental commitments for operating leases).

The Company is refining its methodology to estimate the right-of-use assets and lease liabilities. We are also testing system updates and refining internal controls for applying the lease accounting changes. Based upon our current population of leases, we expect the right-of-use asset and corresponding lease liability to be less than 0.5% of our total assets.

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
January 1, 2020 (early adoption permitted)
The Company continues to evaluate the impact of this guidance on its financial statements, including EPS. The Company has finished the majority of its scoping work and assessment of the current state of data and systems. Work is transitioning to designing and building out approaches to address certain asset classes with a focus primarily on a subset of our securities, including corporate debt securities. The Company expects that a large portion of its securities will have zero expectation of credit losses based on industry and regulator views for U.S. treasury and certain government agency-backed securities. We are currently working on in-depth analysis for the other asset types that do not have zero expectation of credit losses to determine our methods and any needed changes to policies and procedures.

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
ASU 2018-15, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”

Aligns the criteria for capitalizing implementation costs for cloud computing arrangements (CCA) that are service contracts with internal-use software that is developed or purchased and CCAs that include an internal-use software license. This guidance requires that the capitalized implementation costs be recognized over the period of the CCA service contract, subject to impairment evaluation on an ongoing basis.

The guidance prescribes the balance sheet, income statement, and statement of cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures.

Adoption provides for retrospective or prospective application to all implementation costs incurred after the date of adoption.

January 1, 2020 (early adoption permitted)
Historically, Schwab has expensed implementation costs as they are incurred for CCAs that are service contracts. Therefore, adopting this guidance will change the Company’s accounting treatment for these types of implementation costs. The Company is evaluating the impacts of this guidance on its financial statements, including EPS.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, “Revenue – Revenue from Contracts with Customers” and ASU 2018-02, “Other Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” were as follows:

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2018-02	Balance at January 1, 2018
Assets
Other assets (1)	$2,057	$167	$—	$2,224
Stockholders’ Equity
Retained earnings	14,408	167	33	14,608
Accumulated other comprehensive income	(152)	—	(33)	(185)
(1) Adjustment is comprised of an increase in capitalized contract costs of $219 million, partially offset by an increase in deferred tax liabilities of $52 million.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of income and condensed consolidated balance sheet were as follows:

	Three Months Ended September 30, 2018
Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Expenses Excluding Interest
Compensation and benefits	$737	$744	$(7)
Taxes on income	296	294	2
Net Income	923	918	5

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	Nine Months Ended September 30, 2018
Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Expenses Excluding Interest
Compensation and benefits	$2,252	$2,279	$(27)
Taxes on income	780	773	7
Net Income	2,572	2,552	20

	As of September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets
Other assets (1)	$2,092	$1,905	$187
Stockholders’ Equity
Retained earnings	16,615	16,428	187
(1) Adjustment is comprised of an increase in capitalized contract costs of $246 million, partially offset by an increase in deferred tax liabilities of $59 million.

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest revenue
Interest revenue	$1,755	$1,176	$4,766	$3,358
Interest expense	(228)	(94)	(569)	(223)
Net interest revenue	1,527	1,082	4,197	3,135
Asset management and administration fees
Mutual funds and ETF service fees	435	519	1,386	1,538
Advice solutions	294	265	859	765
Other	80	77	229	226
Asset management and administration fees	809	861	2,474	2,529
Trading revenue
Commissions	155	136	501	456
Principal transactions	21	15	56	44
Trading revenue	176	151	557	500
Other	67	71	235	212
Total net revenues	$2,579	$2,165	$7,463	$6,376
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

Other revenue
Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and nonrecurring gains. Generally, the most significant portion of other revenue is order flow revenue, which are payments received from execution venues to which CS&Co sends equity and option orders. Order flow revenue is recognized when the trades are executed.

Capitalized contract costs
Deferred contract costs relate to sales commissions paid to employees for obtaining contracts with clients and are included in other assets on the condensed consolidated balance sheets. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. At September 30, 2018 and January 1, 2018, we had $246 million and $219 million of deferred contract costs, respectively. Amortization expense related to deferred contract costs was $12 million and $34 million for the third quarter and first nine months of 2018, respectively, which was recorded in compensation and benefits expense on the condensed consolidated statements of income.

Contract balances
Receivables from contracts with customers within the scope of ASC 606 were $353 million at January 1, 2018 and $359 million at September 30, 2018 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of September 30, 2018 and January 1, 2018.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$24,010	$47	$102	$23,955
U.S. Treasury securities	12,412	—	169	12,243
Asset-backed securities (1)	9,378	19	10	9,387
Corporate debt securities (2)	6,921	10	9	6,922
Certificates of deposit	2,765	4	—	2,769
U.S. agency notes	1,688	—	6	1,682
Commercial paper (2,3)	518	—	—	518
Foreign government agency securities	50	—	2	48
Non-agency commercial mortgage-backed securities	34	—	—	34
Total available for sale securities	$57,776	$80	$298	$57,558
Held to maturity securities
U.S. agency mortgage-backed securities	$113,453	$26	$3,483	$109,996
Asset-backed securities (1)	17,964	122	12	18,074
Corporate debt securities (2)	4,578	8	55	4,531
U.S. state and municipal securities	1,330	6	7	1,329
Non-agency commercial mortgage-backed securities	1,149	1	25	1,125
U.S. Treasury securities	223	—	11	212
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	2	48
Other	5	—	—	5
Total held to maturity securities	$138,952	$164	$3,595	$135,521

December 31, 2017
Available for sale securities
U.S. agency mortgage-backed securities	$20,915	$53	$39	$20,929
U.S. Treasury securities	9,583	—	83	9,500
Asset-backed securities (1)	9,019	34	6	9,047
Corporate debt securities (2)	6,154	16	1	6,169
Certificates of deposit	2,040	2	1	2,041
U.S. agency notes	1,914	—	8	1,906
Commercial paper (2)	313	—	—	313
Foreign government agency securities	51	—	1	50
Non-agency commercial mortgage-backed securities	40	—	—	40
Total available for sale securities	$50,029	$105	$139	$49,995
Held to maturity securities
U.S. agency mortgage-backed securities	$101,197	$290	$1,034	$100,453
Asset-backed securities (1)	12,937	127	2	13,062
Corporate debt securities (2)	4,078	13	5	4,086
U.S. state and municipal securities	1,247	57	—	1,304
Non-agency commercial mortgage-backed securities	994	10	5	999
U.S. Treasury securities	223	—	3	220
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	1	49
Total held to maturity securities	$120,926	$497	$1,050	$120,373
(1) Approximately 37% and 42% of asset-backed securities held as of September 30, 2018 and December 31, 2017, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 43% and 40% of the asset-backed securities held as of September 30, 2018 and December 31, 2017, respectively.
(2) As of September 30, 2018 and December 31, 2017, approximately 31% and 41%, respectively, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry. Approximately 18% and 22% of the holdings of these securities were issued by institutions in the information technology industry as of September 30, 2018 and December 31, 2017, respectively.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheet, but excluded from this table is $2.0 billion of AFS commercial paper. These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

At September 30, 2018, certain banking subsidiaries had pledged securities with a fair value of $21.5 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). We also pledge certain investment securities as collateral to secure borrowing capacity at the Federal Reserve Bank discount window, and had pledged securities with a fair value of $2.4 billion as collateral for this facility at September 30, 2018. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $898 million at September 30, 2018.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than		12 months
	12 months		or longer		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$10,119	$68	$1,988	$34	$12,107	$102
U.S. Treasury securities	7,770	72	4,374	97	12,144	169
Asset-backed securities	1,841	4	601	6	2,442	10
Corporate debt securities	3,030	8	229	1	3,259	9
U.S. agency notes	566	2	1,116	4	1,682	6
Foreign government agency securities	—	—	48	2	48	2
Total	$23,326	$154	$8,356	$144	$31,682	$298
Held to maturity securities
U.S. agency mortgage-backed securities	$59,643	$1,247	$40,279	$2,236	$99,922	$3,483
Asset-backed securities	2,115	12	39	—	2,154	12
Corporate debt securities	2,862	52	77	3	2,939	55
U.S. state and municipal securities	471	5	14	2	485	7
Non-agency commercial mortgage-backed securities	651	15	279	10	930	25
U.S. Treasury securities	—	—	212	11	212	11
Foreign government agency securities	—	—	48	2	48	2
Total	$65,742	$1,331	$40,948	$2,264	$106,690	$3,595
Total securities with unrealized losses (1)	$89,068	$1,485	$49,304	$2,408	$138,372	$3,893

December 31, 2017
Available for sale securities
U.S. agency mortgage-backed securities	$5,696	$21	$2,548	$18	$8,244	$39
U.S. Treasury securities	4,625	11	4,875	72	9,500	83
Asset-backed securities	904	3	424	3	1,328	6
Corporate debt securities	736	1	120	—	856	1
Certificates of deposit	799	1	—	—	799	1
U.S. agency notes	99	—	1,807	8	1,906	8
Foreign government agency securities	50	1	—	—	50	1
Total	$12,909	$38	$9,774	$101	$22,683	$139
Held to maturity securities
U.S. agency mortgage-backed securities	$42,102	$310	$24,753	$724	$66,855	$1,034
Asset-backed securities	1,124	2	72	—	1,196	2
Corporate debt securities	1,078	5	—	—	1,078	5
Non-agency commercial mortgage-backed securities	607	5	—	—	607	5
U.S. Treasury securities	220	3	—	—	220	3
Foreign government agency securities	49	1	—	—	49	1
Total	$45,180	$326	$24,825	$724	$70,005	$1,050
Total securities with unrealized losses (2)	$58,089	$364	$34,599	$825	$92,688	$1,189
(1) The number of investment positions with unrealized losses totaled 413 for AFS securities and 1,800 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 251 for AFS securities and 938 for HTM securities.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

At September 30, 2018, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

Management evaluates whether investment securities are other-than-temporarily impaired (OTTI) on a quarterly basis as described in Note 2 in the 2017 Form 10-K. No amounts were recognized as OTTI in earnings or other comprehensive income in 2018 or 2017. As of September 30, 2018 and December 31, 2017, Schwab did not hold any securities on which OTTI was previously recognized.

The maturities of AFS and HTM securities are as follows:

September 30, 2018	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities (1)	$169	$3,669	$10,571	$9,546	$23,955
U.S. Treasury securities	5,999	6,244	—	—	12,243
Asset-backed securities	250	6,968	1,750	419	9,387
Corporate debt securities	1,621	5,301	—	—	6,922
Certificates of deposit	866	1,903	—	—	2,769
U.S. agency notes	1,311	371	—	—	1,682
Commercial paper	518	—	—	—	518
Foreign government agency securities	—	48	—	—	48
Non-agency commercial mortgage-backed securities (1)	—	—	—	34	34
Total fair value	$10,734	$24,504	$12,321	$9,999	$57,558
Total amortized cost	$10,762	$24,632	$12,368	$10,014	$57,776
Held to maturity securities
U.S. agency mortgage-backed securities (1)	$383	$14,370	$31,785	$63,458	$109,996
Asset-backed securities	5	1,611	9,373	7,085	18,074
Corporate debt securities	238	3,550	743	—	4,531
U.S. state and municipal securities	—	59	254	1,016	1,329
Non-agency commercial mortgage-backed securities (1)	—	353	—	772	1,125
U.S. Treasury securities	—	—	212	—	212
Certificates of deposit	—	201	—	—	201
Foreign government agency securities	—	48	—	—	48
Other	—	—	—	5	5
Total fair value	$626	$20,192	$42,367	$72,336	$135,521
Total amortized cost	$628	$20,540	$43,339	$74,445	$138,952
(1) Mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Proceeds	$—	$288	$115	$5,773
Gross realized gains	—	—	—	7

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

September 30, 2018	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans – net
First Mortgages (1,2)	$10,217	$24	$2	$13	$39	$10,256	$17	$10,239
HELOCs (1,2)	1,589	2	1	10	13	1,602	7	1,595
Pledged asset lines	4,552	3	1	—	4	4,556	—	4,556
Other	176	—	—	—	—	176	2	174
Total bank loans	$16,534	$29	$4	$23	$56	$16,590	$26	$16,564

December 31, 2017
First Mortgages (1,2)	$9,983	$14	$2	$17	$33	$10,016	$16	$10,000
HELOCs (1,2)	1,928	—	3	12	15	1,943	8	1,935
Pledged asset lines	4,361	4	4	—	8	4,369	—	4,369
Other	176	—	—	—	—	176	2	174
Total bank loans	$16,448	$18	$9	$29	$56	$16,504	$26	$16,478
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $73 million and $77 million at September 30, 2018 and December 31, 2017, respectively.
(2) At September 30, 2018 and December 31, 2017, 47% and 48%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2018 or December 31, 2017.

At September 30, 2018, CSB had pledged $11.1 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Substantially all of the bank loans were collectively evaluated for impairment at September 30, 2018 and December 31, 2017.

Changes in the allowance for loan losses were as follows:

	September 30, 2018				September 30, 2017
Three Months Ended	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$17	$7	$2	$26	$17	$8	$1	$26
Charge-offs	—	—	—	—	(1)	—	—	(1)
Recoveries	—	1	—	1	—	—	1	1
Provision for loan losses	—	(1)	—	(1)	—	—	—	—
Balance at end of period	$17	$7	$2	$26	$16	$8	$2	$26

Nine Months Ended
Balance at beginning of period	$16	$8	$2	$26	$17	$8	$1	$26
Charge-offs	—	—	(1)	(1)	(2)	(1)	—	(3)
Recoveries	—	2	—	2	1	1	1	3
Provision for loan losses	1	(3)	1	(1)	—	—	—	—
Balance at end of period	$17	$7	$2	$26	$16	$8	$2	$26
(1) All pledged asset lines (PALs) were fully collateralized by securities with fair values in excess of borrowings at September 30, 2018 and December 31, 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of impaired bank loan-related assets is as follows:

	September 30, 2018	December 31, 2017
Nonaccrual loans (1)	$23	$28
Other real estate owned (2)	3	3
Total nonperforming assets	26	31
Troubled debt restructurings	4	11
Total impaired assets	$30	$42
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
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and updated quarterly. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is updated on a monthly basis by reference to a home price appreciation index.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

September 30, 2018	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,383	777	N/A	0.05%
>70% – <90%	868	771	N/A	0.24%
>90% – <100%	4	713	N/A	8.70%
>100%	1	742	N/A	—
Total	$10,256	776	N/A	0.07%
HELOCs
Estimated Current LTV (2)
<70%	$1,509	771	31%	0.18%
>70% – <90%	84	752	47%	0.90%
>90% – <100%	5	746	77%	0.90%
>100%	4	704	81%	5.28%
Total	$1,602	770	31%	0.24%
Pledged asset lines
Weighted-Average LTV (2)
=70%	$4,556	766	36%	—

December 31, 2017	Balance	Weighted Average Updated FICO	Utilization Rate (1)	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,046	775	N/A	0.09%
>70% – <90%	961	769	N/A	0.46%
>90% – <100%	5	714	N/A	10.49%
>100%	4	713	N/A	6.23%
Total	$10,016	775	N/A	0.14%
HELOCs
Estimated Current LTV (2)
<70%	$1,773	772	32%	0.18%
>70% – <90%	148	755	47%	0.84%
>90% – <100%	14	742	64%	2.85%
>100%	8	718	72%	4.91%
Total	$1,943	770	33%	0.27%
Pledged asset lines
Weighted-Average LTV (2)
=70%	$4,369	765	41%	—
(1) The Utilization Rate is calculated using the outstanding balance divided by the associated total line of credit.
(2) Represents the LTV for the full line of credit (drawn and undrawn).
N/A Not applicable.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

September 30, 2018	First Mortgages	HELOCs
Year of origination
Pre-2014	$2,144	$1,156
2014	436	93
2015	1,087	110
2016	2,662	96
2017	2,420	101
2018	1,507	46
Total	$10,256	$1,602
Origination FICO
<620	$5	—
620 – 679	83	8
680 – 739	1,595	305
>740	8,573	1,289
Total	$10,256	$1,602
Origination LTV
<70%	$7,737	$1,127
>70% – <90%	2,514	468
>90% – <100%	5	7
Total	$10,256	$1,602

December 31, 2017	First Mortgages	HELOCs
Year of origination
Pre-2014	$2,804	$1,496
2014	530	116
2015	1,218	128
2016	2,886	111
2017	2,578	92
Total	$10,016	$1,943
Origination FICO
<620	$6	$1
620 – 679	89	10
680 – 739	1,569	365
>740	8,352	1,567
Total	$10,016	$1,943
Origination LTV
<70%	$7,569	$1,360
>70% – <90%	2,441	574
>90% – <100%	6	9
Total	$10,016	$1,943
At September 30, 2018, First Mortgage loans of $9.3 billion had adjustable interest rates. These mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 31% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 64% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2018	Balance
Converted to an amortizing loan by period end	$640
Within 1 year	186
> 1 year – 3 years	133
> 3 years – 5 years	163
> 5 years	480
Total	$1,602
At September 30, 2018, $1.3 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2018, the borrowers on approximately 54% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of September 30, 2018 and December 31, 2017, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act-related investments and most of those are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB generally invests with other institutional investors in funds that make equity investments in multifamily affordable housing properties. CSB receives tax credits and other tax benefits for these investments. CSB’s LIHTC investments are accounted for using the proportional amortization method, which amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is included in taxes on income on the consolidated statements of income.
Aggregate assets, liabilities, and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2018			December 31, 2017
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$347	$204	$347	$304	$203	$304
Other CRA investments (2)	68	—	116	69	—	125
Total	$415	$204	$463	$373	$203	$429
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheets.
(2) Other CRA investments are recorded using either the adjusted cost method, equity method, or as HTM securities. Aggregate assets are included in HTM securities, bank loans – net, or other assets on the condensed consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the nine months ended September 30, 2018 and 2017, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2018 and 2021.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2018	December 31, 2017
Interest-bearing deposits:
Deposits swept from brokerage accounts	$194,337	$148,212
Checking	12,230	13,388
Savings and other	6,153	7,264
Total interest-bearing deposits	212,720	168,864
Non-interest-bearing deposits	688	792
Total bank deposits	$213,408	$169,656

8.    Borrowings

CSC’s Senior Notes are unsecured obligations and rank equally with the other unsecured senior debt. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of September 30, 2018 and December 31, 2017.

	Date of	Principal Amount Outstanding
	Issuance	September 30, 2018	December 31, 2017
Fixed-rate Senior Notes:
1.500% due March 10, 2018 (1)	03/10/15	$—	$625
2.200% due July 25, 2018 (2)	07/25/13	—	275
4.450% due July 22, 2020	07/22/10	700	700
3.250% due May 21, 2021	05/22/18	600	—
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.000% due March 10, 2025	03/10/15	375	375
3.850% due May 21, 2025	05/22/18	750	—
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	—
Total Senior Notes		5,781	4,731
5.450% Finance lease obligation (3)	06/04/04	55	61
Unamortized discount — net		(13)	(14)
Debt issuance costs		(33)	(25)
Total long-term debt		$5,790	$4,753
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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Annual maturities on long-term debt outstanding at September 30, 2018 are as follows:

Maturities
2018	$2
2019	8
2020	709
2021	1,209
2022	266
Thereafter	3,642
Total maturities	5,836
Unamortized discount — net	(13)
Debt issuance costs	(33)
Total long-term debt	$5,790
Short-term borrowings: Certain banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the value of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of September 30, 2018, the collateral pledged provided a total borrowing capacity of $30.0 billion of which no amounts were outstanding. As of December 31, 2017, the collateral pledged by CSB provided a total borrowing capacity of $32.3 billion, of which $15.0 billion was outstanding.
As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $32 million at September 30, 2018 and $405 million at December 31, 2017.

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $491 million and $696 million during the third quarters of 2018 and 2017, respectively, and $1.6 billion and $2.0 billion during the first nine months of 2018 and 2017, respectively. Schwab purchased HELOCs with commitments of $104 million and $115 million during the third quarters of 2018 and 2017, respectively, and $311 million and $344 million during the first nine months of 2018 and 2017, respectively.
The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	September 30, 2018	December 31, 2017
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$11,028	$10,060
Commitments to purchase First Mortgage loans	355	308
Total	$11,383	$10,368
Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At September 30, 2018, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at September 30, 2018. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.
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

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. Plaintiff’s fourth amended complaint, filed on June 25, 2015, asserts state law breach of contract and fiduciary duty claims and names CSIM, Schwab Investments (registrant and issuer of the fund’s shares), and certain current and former fund trustees as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a fundholder vote. Plaintiff seeks unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, costs, and attorneys’ fees on behalf of a putative class of investors who held shares as of August 31, 2007, and a putative class of investors who purchased the shares between September 1, 2017 and February 27, 2009. In decisions issued October 6, 2015 and February 23, 2016, the court dismissed all claims with prejudice, holding that federal securities law precluded plaintiff from pursuing such claims as a class action. Plaintiff appealed to the Ninth Circuit, and on September 14, 2018, a 3-judge panel upheld dismissal, with leave for plaintiff to pursue the claims in its individual capacity. Action by plaintiff, including further appeal, remains pending.

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $338 million and $215 million at September 30, 2018 and December 31, 2017, respectively. All of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at September 30, 2018 and December 31, 2017.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
September 30, 2018
Assets
Resale agreements (1)	$4,424	$—	$4,424	$—	$(4,424)	(2)	$—
Securities borrowed (3)	346	—	346	(316)	(30)		—
Total	$4,770	$—	$4,770	$(316)	$(4,454)		$—
Liabilities
Securities loaned (4,5)	$1,062	$—	$1,062	$(316)	$(652)		$94
Total	$1,062	$—	$1,062	$(316)	$(652)		$94

December 31, 2017
Assets
Resale agreements (1)	$6,596	$—	$6,596	$—	$(6,596)	(2)	$—
Securities borrowed (3)	222	—	222	(199)	(22)		1
Total	$6,818	$—	$6,818	$(199)	$(6,618)		$1
Liabilities
Securities loaned (4,5)	$966	$—	$966	$(199)	$(670)		$97
Total	$966	$—	$966	$(199)	$(670)		$97
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At September 30, 2018 and December 31, 2017, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $4.5 billion and $6.7 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2018 and December 31, 2017.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

	September 30, 2018	December 31, 2017
Fair value of client securities available to be pledged	$28,806	$25,905
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	3,036	2,280
Fulfillment of client short sales	1,923	2,011
Securities lending to other broker-dealers	872	784
Total collateral pledged	$5,831	$5,075
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $88 million as of September 30, 2018 and $78 million as of December 31, 2017.

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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2 in the 2017 Form 10-K. We did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2018, or the year ended December 31, 2017. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2018 or December 31, 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

September 30, 2018	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$552	$—	$—	$552
Commercial paper	—	1,988	—	1,988
Total cash equivalents	552	1,988	—	2,540
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,950	—	1,950
Total investments segregated and on deposit for regulatory purposes	—	1,950	—	1,950
Other securities owned:
Equity and bond mutual funds	394	—	—	394
Schwab Funds® money market funds	21	—	—	21
State and municipal debt obligations	—	44	—	44
Equity, U.S. Government and corporate debt, and other securities	3	38	—	41
Total other securities owned	418	82	—	500
Available for sale securities:
U.S. agency mortgage-backed securities	—	23,955	—	23,955
U.S. Treasury securities	—	12,243	—	12,243
Asset-backed securities	—	9,387	—	9,387
Corporate debt securities	—	6,922	—	6,922
Certificates of deposit	—	2,769	—	2,769
U.S. agency notes	—	1,682	—	1,682
Commercial paper	—	518	—	518
Foreign government agency securities	—	48	—	48
Non-agency commercial mortgage-backed securities	—	34	—	34
Total available for sale securities	—	57,558	—	57,558
Total	$970	$61,578	$—	$62,548

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2018	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$19,290	$—	$19,290	$—	$19,290
Cash and investments segregated and on deposit for regulatory purposes	6,526	—	6,526	—	6,526
Receivables from brokers, dealers, and clearing organizations	798	—	798	—	798
Receivables from brokerage clients — net	22,402	—	22,402	—	22,402
Held to maturity securities:
U.S. agency mortgage-backed securities	113,453	—	109,996	—	109,996
Asset-backed securities	17,964	—	18,074	—	18,074
Corporate debt securities	4,578	—	4,531	—	4,531
U.S. state and municipal securities	1,330	—	1,329	—	1,329
Non-agency commercial mortgage-backed securities	1,149	—	1,125	—	1,125
U.S. Treasury securities	223	—	212	—	212
Certificates of deposit	200	—	201	—	201
Foreign government agency securities	50	—	48	—	48
Other	5	—	5	—	5
Total held to maturity securities	138,952	—	135,521	—	135,521
Bank loans — net:
First Mortgages	10,239	—	9,963	—	9,963
HELOCs	1,595	—	1,664	—	1,664
Pledged asset lines	4,556	—	4,556	—	4,556
Other	174	—	174	—	174
Total bank loans — net	16,564	—	16,357	—	16,357
Other assets	463	—	463	—	463
Total	$204,995	$—	$201,357	$—	$201,357
Liabilities
Bank deposits	$213,408	$—	$213,408	$—	$213,408
Payables to brokers, dealers, and clearing organizations	1,522	—	1,522	—	1,522
Payables to brokerage clients	27,851	—	27,851	—	27,851
Accrued expenses and other liabilities	1,177	—	1,177	—	1,177
Long-term debt	5,790	—	5,687	—	5,687
Total	$249,748	$—	$249,645	$—	$249,645

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
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
Liabilities
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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

12.    Stockholders’ Equity
The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2018	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	Shares Issued and Outstanding (In thousands) at			Carrying Value at
	September 30, 2018 (1)	December 31, 2017 (1)		September 30, 2018	December 31, 2017	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793
(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

13.    Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

	2018			2017
Three Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(43)	$11	$(32)	$—	$—	$—
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale	8	(2)	6	10	(4)	6
Other comprehensive income (loss)	$(35)	$9	$(26)	$10	$(4)	$6

	2018			2017
Nine Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(184)	$45	$(139)	$81	$(30)	$51
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	—	—	—	227	(85)	142
Other reclassifications included in other revenue	—	—	—	(7)	3	(4)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	—	—	—	(227)	85	(142)
Amortization of amounts previously recorded upon transfer from available for sale	26	(6)	20	21	(9)	12
Other	—	—	—	(3)	1	(2)
Other comprehensive income (loss)	$(158)	$39	$(119)	$92	$(35)	$57
(1) See Note 5 in the 2017 10-K for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

AOCI balances are as follows:

Total Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	51
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(4)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	12
Other	(2)
Balance at September 30, 2017	$(106)

Balance at December 31, 2017	$(152)
Adoption of accounting standards (Note 2)	(33)
Available for sale securities:
Net unrealized gain (loss)	(139)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	20
Balance at September 30, 2018	$(304)

14.    Taxes on Income
On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018. Schwab’s effective tax rate for the three and nine months ended September 30, 2018 was 24.3% and 23.3%, respectively, compared to 34.6% and 34.9% for the three and nine months ended September 30, 2017, respectively, resulting from the impact of the Tax Act of 2017.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Earnings Per Common Share

EPS under the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$923	$618	$2,572	$1,757
Preferred stock dividends and other (1)	(38)	(43)	(128)	(127)
Net income available to common stockholders	$885	$575	$2,444	$1,630
Weighted-average common shares outstanding — basic	1,351	1,339	1,349	1,338
Common stock equivalent shares related to stock incentive plans	13	14	14	14
Weighted-average common shares outstanding — diluted (2)	1,364	1,353	1,363	1,352
Basic EPS	$.66	$.43	$1.81	$1.22
Diluted EPS	$.65	$.42	$1.79	$1.21
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 11 million and 9 million shares for the third quarters of 2018 and 2017, respectively, and 12 million and 10 million shares for the first nine months of 2018 and 2017, respectively.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

16.    Regulatory Requirements

At September 30, 2018, Schwab and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
CSC
Common Equity Tier 1 Risk-Based Capital	$17,025	19.6%	N/A		$3,907	4.5%
Tier 1 Risk-Based Capital	19,818	22.8%	N/A		5,210	6.0%
Total Risk-Based Capital	19,846	22.9%	N/A		6,946	8.0%
Tier 1 Leverage	19,818	7.5%	N/A		10,622	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,164	20.2%	$4,890	6.5%	$3,385	4.5%
Tier 1 Risk-Based Capital	15,164	20.2%	6,018	8.0%	4,513	6.0%
Total Risk-Based Capital	15,191	20.2%	7,522	10.0%	6,018	8.0%
Tier 1 Leverage	15,164	7.1%	10,668	5.0%	8,534	4.0%

December 31, 2017
CSC
Common Equity Tier 1 Risk-Based Capital	$14,630	19.3%	N/A		$3,414	4.5%
Tier 1 Risk-Based Capital	17,423	23.0%	N/A		4,552	6.0%
Total Risk-Based Capital	17,452	23.0%	N/A		6,069	8.0%
Tier 1 Leverage	17,423	7.6%	N/A		9,218	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$13,355	20.1%	$4,324	6.5%	$2,993	4.5%
Tier 1 Risk-Based Capital	13,355	20.1%	5,321	8.0%	3,991	6.0%
Total Risk-Based Capital	13,382	20.1%	6,652	10.0%	5,321	8.0%
Tier 1 Leverage	13,355	7.1%	9,462	5.0%	7,569	4.0%
N/A Not applicable.

At September 30, 2018, CSB is considered well capitalized (the highest category) under its regulatory capital rules. At September 30, 2018, CSC’s and CSB’s capital levels exceeded the fully implemented capital conservation buffer requirement. Certain events, such as growth in bank deposits and regulatory discretion, could adversely affect our ability to meet future capital requirements.

In late 2017, Schwab acquired a federal savings bank charter and changed the name to Charles Schwab Signature Bank (CSSB). At September 30, 2018, CSSB’s balance sheet consisted primarily of investment securities with total assets of $13.1 billion. CSSB is subject to similar regulatory guidelines and requirements, and seeks to maintain a Tier 1 Leverage Ratio similar to CSB.
Net capital and net capital requirements for CS&Co are as follows:

	September 30, 2018	December 31, 2017
Net Capital	$2,280	$2,118
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	476	435
Net Capital in excess of required net capital	$1,804	$1,683

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at September 30, 2018. The SEC Customer Protection Rule requires broker-dealers to segregate client fully paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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
Financial information for the segments is presented in the following tables:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Net Revenues
Net interest revenue	$1,138	$818	$389	$264	$1,527	$1,082
Asset management and administration fees	565	595	244	266	809	861
Trading revenue	112	94	64	57	176	151
Other	53	54	14	17	67	71
Total net revenues	1,868	1,561	711	604	2,579	2,165
Expenses Excluding Interest	1,015	918	345	302	1,360	1,220
Income before taxes on income	$853	$643	$366	$302	$1,219	$945

	Investor Services		Advisor Services		Total
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
Net Revenues
Net interest revenue	$3,158	$2,366	$1,039	$769	$4,197	$3,135
Asset management and administration fees	1,727	1,743	747	786	2,474	2,529
Trading revenue	354	311	203	189	557	500
Other	182	159	53	53	235	212
Total net revenues	5,421	4,579	2,042	1,797	7,463	6,376
Expenses Excluding Interest	3,069	2,762	1,042	917	4,111	3,679
Income before taxes on income	$2,352	$1,817	$1,000	$880	$3,352	$2,697

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

18.    Subsequent Events
On October 25, 2018, CSC’s Board of Directors terminated the existing two share repurchase authorizations and replaced them with a new authorization to repurchase up to a total of $1.0 billion of common stock.

On October 31, 2018, CSC issued $500 million aggregate principal amount of Senior Notes that mature in 2024 and $600 million aggregate principal amount of Senior Notes that mature in 2029 under its universal shelf registration statement on file with the SEC. The Senior Notes due 2024 have a fixed interest rate of 3.550% with interest payable semi-annually. The Senior Notes due 2029 have a fixed interest rate of 4.000% with interest payable semi-annually.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 9.

Item 1A.     Risk Factors

During the first nine months of 2018, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2017 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
At September 30, 2018, approximately $596 million of future share repurchases remained authorized under the Share Repurchase Program. There were two authorizations under this program by CSC’s Board of Directors, each covering up to $500 million of common stock, that were publicly announced by CSC on April 25, 2007 and March 13, 2008. There were no share repurchases during the third quarter of 2018. On October 25, 2018, CSC publicly announced that its Board of Directors terminated the existing authorizations and replaced them with a new authorization to repurchase up to a total of $1.0 billion of common stock. The authorization does not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2018:

Month	Total number of shares purchased (in thousands)	Average price paid per shares
July:
Employee transactions (1)	3	$51.24
August:
Employee transactions (1)	5	$50.57
September:
Employee transactions (1)	5	$50.99
Total:
Employee Transactions (1)	13	$50.89
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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 7, 2018	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer