Form 10-K
period 2018-12-31
SCHWAB CHARLES CORP
filed 2019-02-22
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the fiscal year ended December 31, 2018	Commission file number 1-9700
THE  CHARLES  SCHWAB  CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3025021 (I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA  94105
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code:  (415) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – $.01 par value per share	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a
share of 6.00% Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a
share of 5.95% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was $62.1 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2019, was 1,332,893,531.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 15, 2019, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2018

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company, headquartered in San Francisco, California. CSC was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2018, Schwab had $3.25 trillion in client assets, 11.6 million active brokerage accounts, 1.7 million corporate retirement plan participants, and 1.3 million banking accounts.

Significant business subsidiaries of CSC include the following:

•
Charles Schwab & Co., Inc. (CS&Co), incorporated in 1971, a securities broker-dealer with over 355 domestic branch offices in 47 states, as well as a branch in the Commonwealth of Puerto Rico. In addition, Schwab serves clients through branch offices in the United Kingdom (U.K.), Hong Kong, Singapore, and Australia through various subsidiaries;

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

As of December 31, 2018, Schwab had full-time, part-time, temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 19,500 full-time employees.

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

Business Strategy and Competitive Environment

Schwab was founded on the belief that all Americans deserve access to a better investing experience. Although much has changed in the intervening years, our purpose remains clear – to champion every client’s goals with passion and integrity. Guided by this purpose and our vision of creating the most trusted leader in investment services, management has adopted a strategy described as “Through Clients’ Eyes.”

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $3.25 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and

THE CHARLES SCHWAB CORPORATION

existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

Within Investor Services, our competition in serving individual investors spans brokerage, wealth management, and asset management firms, as well as banks and trust companies. In the Advisor Services arena, we compete with institutional custodians, traditional and discount brokers, banks, and trust companies.

Across both segments, our key competitive advantages are:

•
Scale and Size of the Business – As one of the largest investment services firms in the U.S., we are able to spread operating costs and amortize new investments over a large base of clients, and harness the resources to evolve capabilities to meet client needs.

•
Operating Efficiency – Coupled with scale, our operating efficiency and sharing of infrastructure across different businesses creates a cost advantage that enables us to competitively price products and services while profitably serving many different client channels.

•
Operating Structure – Providing bank and asset management services to broker-dealer clients helps serve a wider array of needs, thereby deepening relationships, enhancing the stability of client assets, and enabling diversified revenue streams.

•
Brand and Corporate Reputation – In an industry dependent on trust, Schwab’s reputation and brand across multiple constituents enables us to attract clients and employees while credibly introducing new products to the market.

•	Service Culture – Delivering a great client experience earns the trust and loyalty of clients and increases the likelihood that those clients will refer others.

•
Willingness to Disrupt – Management’s willingness to challenge the status quo, including our own business practices, to benefit clients fosters innovation and continuous improvement, which helps to attract more clients and assets.

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

Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources, the majority of which is derived from client cash balances awaiting investment, held by Schwab as part of clients’ overall relationship with the Company. While certain of these client cash balances are held on CS&Co’s balance sheet or swept to our money market funds, a substantial amount of existing balances – and most new inflows of cash awaiting investment – are swept to a banking subsidiary. Interest-earning assets are primarily comprised of high-quality fixed income securities, margin loans, and bank loans.

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

Products and Services

We offer a broad range of products through intuitive end-to-end solutions, including robust digital capabilities, to address our clients’ varying investment and financial needs. Examples of these product offerings include the following:

•
Brokerage – an array of full-feature brokerage accounts with equity and fixed income trading, margin lending, options trading, and cash management capabilities including third-party certificates of deposit;

THE CHARLES SCHWAB CORPORATION

•
Mutual funds – third-party mutual funds through the Mutual Fund Marketplace®, including non-transaction fee mutual funds through the Mutual Fund OneSource® service, which also includes proprietary mutual funds, plus mutual fund trading and clearing services to broker-dealers;

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

These investing services are made available through two business segments – Investor Services and Advisor Services. Schwab’s major sources of revenues are generated by both of the reportable segments, based on their respective levels of client assets and activity. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the reportable segments are the same as those described in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” (Item 8) – Note 2.

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

Our service delivery model provides quick and efficient access to a broad lineup of information, research, tools, trade execution, and administrative services, which clients can access according to their needs. For example, clients that trade more actively can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists, and integrated product offerings. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships by complementing these capabilities with a range of investment and banking products.

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

THE CHARLES SCHWAB CORPORATION

Schwab Private Client™ features a personal advice relationship with a designated Portfolio Consultant, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution.

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, Schwab offers several alternatives. We provide investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios and the Windhaven Investment Management® Strategies, or equity securities and ETFs through the ThomasPartners Investment Management® Strategies. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. Schwab Intelligent Portfolios®, available since 2015, are for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. In late 2016, we introduced Schwab Intelligent Advisory® to offer our clients a hybrid advisory service which combines live credentialed professionals and algorithm-driven technology to make financial and investment planning more accessible to investors. Finally, clients who want the assistance of an independent professional in managing their financial affairs may be referred to RIAs in the Schwab Advisor Network. These RIAs provide personalized portfolio management, financial planning, and wealth management solutions.

To meet the specific needs of clients who actively trade, Schwab offers integrated web- and software-based trading platforms, real-time market data, options trading, premium stock and futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management and decision support tools, and dedicated personal support.

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

Our Retirement Plan Services business unit offers a bundled 401(k) retirement plan product that provides retirement plan sponsors with extensive investment options, trustee or custodial services, and participant-level recordkeeping. Retirement plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In addition to an open architecture investment platform, we offer access to low cost index mutual funds and ETFs. Individuals investing for retirement through 401(k) plans can take advantage of bundled offerings of multiple investment choices, education, and third-party advice. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates. Services also include support for Roth 401(k) accounts, profit sharing, and defined benefit plans.

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

Advisor Services

More than thirty years ago, Schwab supported a small group of entrepreneurial advisors who challenged the industry by creating independent firms. Through the Advisor Services segment, Schwab has become the largest provider of custodial, trading, banking, and support services to RIAs and their clients. We also provide retirement business services to independent retirement advisors and recordkeepers. Management believes that we can maintain our market leadership position primarily

THE CHARLES SCHWAB CORPORATION

through the efforts of our sales, support, technology, and business consulting service teams, which are dedicated to helping RIAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, we utilize technology to provide RIAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Advisor Services sponsors and hosts a variety of national, regional, and local events designed to help RIAs identify and implement better ways to expand and efficiently manage their practices.

RIAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information as well as trading capabilities. The Advisor Services website is the core platform for RIAs to conduct daily business activities online with Schwab, including viewing and managing client account information and accessing news and market information. The website provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, checking status, and communicating with our service team. The site provides multi-year archiving of statements, trade confirms, and tax reports, along with document search capabilities. We also provide access to integrations with select third-party platforms, which support a variety of advisor needs including client relationship management, portfolio management systems, trade order management, and financial planning.

The Advisor Services website also provides interactive tools, educational content, and thought leadership for advisors turning independent. We offer a variety of services to help RIAs grow and manage their practices, including business, technology, and operations consulting on a variety of topics critical to an RIA’s success, as well as an annual RIA benchmarking study to help firms understand key business metrics relative to peers. We also offer an array of services to help advisors establish their own independent practices through a robust prospect consulting offer. To support them throughout their transition, we offer access to business start-up and transition consultants, technology engineers, and dedicated service teams.

Schwab provides a variety of educational materials, programs, and events to RIAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. We update and share market research on an ongoing basis, and hold a series of events and conferences every year to discuss topics of interest to RIAs, including business strategies and best practices. Schwab sponsors and hosts the annual IMPACT® conference, which provides a national forum for the Company, RIAs, and other industry participants to gather and share information and insights, as well as a multitude of smaller events across the country each year.

RIAs and their clients have access to our broad range of products and services, including individual securities, mutual funds, ETFs, fixed income products, managed accounts, cash products, bank lending, and trust services. By functioning as the custodian, Schwab earns revenue associated with the underlying client assets invested in our products and utilization of the services we provide. In this capacity, we do not charge an explicit custodial fee.

The Advisor Services segment also includes the Retirement Business Services and Corporate Brokerage Retirement Services business units. Retirement Business Services provides trust, custody, and retirement business services to independent retirement plan advisors and independent recordkeepers. Retirement plan assets are held at the Business Trust division of CSB. The Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with our investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans.

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

THE CHARLES SCHWAB CORPORATION

Holding Company and Bank Regulation

CSC is a savings and loan holding company and is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (Federal Reserve). CSC’s principal depository institution subsidiary, CSB, is a federal savings bank and is regulated, supervised, and examined by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), and the Federal Deposit Insurance Corporation (FDIC). CSC and CSB are also subject to regulation and various requirements and restrictions under state and other federal laws.

This regulatory framework is designed to protect depositors and consumers, the safety and soundness of depository institutions and their holding companies, and the stability of the banking system as a whole. This framework affects the activities and investments of CSC and its subsidiaries and gives the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies. Below is a discussion of significant regulations. Also see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Regulatory Environment and Other Developments” for information regarding significant proposed rulemaking related to our regulation.

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

For the calculation of a banking organization’s regulatory capital and risk-weighted assets, the regulatory capital rules provide for a “standardized approach” framework and an “advanced approaches” framework. Depository institutions and their holding companies with consolidated total assets of $250 billion or more, or total on-balance-sheet foreign exposure of $10 billion or more, are required to calculate their regulatory capital and risk-weighted assets using an “advanced approaches” framework and must satisfy the minimum capital requirements under both approaches. Such companies must also maintain a minimum supplementary leverage ratio of at least 3.0%, must include accumulated other comprehensive income (AOCI) in their calculation of their capital ratios, are subject to an incremental capital buffer of up to 2.5% of common equity Tier 1 capital if imposed by the banking agencies, referred to as the countercyclical capital buffer, and are subject to certain other enhanced provisions, including additional reporting requirements. Once a banking organization becomes subject to the “advanced approaches” framework, the banking organization and its subsidiary depository institutions must adopt written implementation plans and complete satisfactory parallel runs of at least four consecutive quarters during which they must calculate their risk-weighted assets under both the “advanced approaches” and “standardized approach” framework. The Federal banking agencies will notify the banking organization and its subsidiaries when they determine that the banking organization and its subsidiaries have completed satisfactory parallel runs, which may take several years. The Federal Reserve, OCC, and FDIC have recently granted extensions and exemptions to CSC and its banking subsidiaries such that they will not be required to submit implementation plans until June 30, 2020. As a result of crossing the $250 billion threshold in 2018, CSC and its banking subsidiaries are subject to all other advanced approaches requirements – the supplementary leverage ratio, the inclusion of AOCI in the calculation of capital ratios, and the countercyclical capital buffer, which is currently 0%.

The liquidity coverage ratio (LCR) rule requires banking organizations with consolidated total assets of $250 billion or more, or total on-balance-sheet foreign exposure of $10 billion or more and their depository institution subsidiaries with $10 billion or more in total consolidated assets to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of their projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. Other bank and savings and loan holding companies with total consolidated assets of $50 billion or more are subject to a modified LCR rule requiring them to hold HQLA in an amount equal to at least 70% of their projected net cash outflows over the 30-day period, calculated as of the last business day of the month. While we are currently subject to the modified LCR rule, we will become subject to the full LCR rule at the beginning of the second quarter of 2019.

THE CHARLES SCHWAB CORPORATION

Capital Stress Testing

Savings and loan holding companies and federal savings banks with total consolidated assets of more than $10 billion are required to conduct annual company-run stress tests using certain scenarios and prescribed stress-testing methodologies under the Dodd-Frank Act Stress Test (DFAST) rules. CSC reports the results to the Federal Reserve and CSB reports to the OCC. Both publish summaries of their stress test results.

As a savings and loan holding company, CSC is not subject to the annual Comprehensive Capital Analysis and Review (CCAR) process, which requires certain financial institutions to submit annual capital plans to the Federal Reserve.

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. CSB is required to file with the FDIC a periodic resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors.

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

In July 2016, the FDIC imposed a flat-rate quarterly surcharge on insured depository institutions with total assets of $10 billion or more and certain of their bank affiliates to pay for an increase to the DIF from 1.15% to 1.35% of the assessment base. As a result, Schwab’s banking subsidiaries became subject to an additional 4.5 basis point surcharge on the amount of their aggregate assessment base in excess of $10 billion. In the third quarter of 2018, the DIF ratio exceeded 1.35%, and the FDIC eliminated the surcharge beginning in the fourth quarter.

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

THE CHARLES SCHWAB CORPORATION

Broker-Dealer and Investment Advisor Regulation

Schwab’s principal broker-dealer is CS&Co. CS&Co is registered as a broker-dealer with the U.S. Securities and Exchange Commission (SEC), the fifty states, the District of Columbia and Commonwealth of Puerto Rico. CS&Co and CSIM are registered as investment advisors with the SEC. Additionally, CS&Co is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the commodity futures and trading activities it conducts as an introducing broker.

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

The principal purpose of regulating broker-dealers and investment advisors is the protection of clients and securities markets. The regulations cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties, and the conduct of directors, officers, and employees.

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

As a result of our operations in countries outside the U.S., we are also subject to rules and regulations issued by certain foreign authorities, including the Financial Conduct Authority (FCA) in the U.K., the Securities and Futures Commission (SFC) in Hong Kong, the Monetary Authority of Singapore (MAS) in Singapore, and the Australian Securities and Investments Commission (ASIC) in Australia.

Financial Services Regulation

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

THE CHARLES SCHWAB CORPORATION

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website also includes the Dodd-Frank stress test results, our regulatory capital disclosures based on Basel III, and our quarterly average LCR.

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

In addition to specific banking laws and regulations, our banking regulators have broad discretion in connection with their supervisory and enforcement activities and examination policies and could require CSC and/or our banking subsidiaries to hold more capital, increase liquidity, or limit their ability to pay dividends or CSC’s ability to repurchase or redeem shares. The banking regulators could also limit our ability to grow, including adding assets, launching new products, making acquisitions, and undertaking strategic investments. Other potential regulatory actions include limiting our banking subsidiaries’ ability to accept deposits swept from client brokerage accounts and brokered deposits and preventing us from pursuing our business strategy.

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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, broker-dealer fiduciary duties and regulatory treatment of deposit accounts, may directly affect the operation and profitability of Schwab or its specific business lines. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs and could limit our ability to return capital to stockholders. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

Failure to meet capital adequacy and liquidity guidelines could affect our financial condition.

CSC, together with its banking and broker-dealer subsidiaries, must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of Schwab’s capital and Schwab’s internal assessment of its capital needs. The Uniform Net Capital Rule limits CS&Co’s ability to transfer capital to CSC and other affiliates. New regulatory capital, liquidity, and stress testing requirements may limit or otherwise restrict how we utilize our capital, including paying dividends, stock repurchases, and redemptions, and may require us to increase our capital and/or liquidity or to limit our growth. Failure by either CSC or its banking subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on us. In addition, failure by CSC or our banking subsidiaries to maintain a sufficient amount of capital to satisfy their capital conservation buffer and countercyclical capital buffer requirements would result in restrictions on our ability to make capital distributions and discretionary cash bonus payments to executive officers. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 Capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets, deleverage or otherwise change our business and/or investment plans, which may adversely affect our financial results. Issuing additional common stock would dilute the ownership of existing stockholders.

In 2018, we crossed the threshold for becoming subject to the “advanced approaches” framework. We are currently subject to a supplementary leverage ratio and related disclosure requirements, the inclusion of AOCI in regulatory capital, and the countercyclical capital buffer, and will become subject to the full LCR in the second quarter of 2019. In addition, federal banking agencies have broad discretion and could require CSC or its banking subsidiaries to hold higher levels of capital or increase liquidity above the applicable regulatory requirements.

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

Although we believe we are positioned to benefit from a rising interest rate environment, a rise in interest rates may cause our funding costs to increase if market conditions or the competitive environment induces us to raise our interest rates to avoid losing deposits, or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets can reduce our net interest revenue.

The expected phase-out of LIBOR could negatively impact our net interest revenue and require significant operational work.
Certain securities in our investment portfolio and the floating rate loans we offer reference LIBOR as the benchmark rate to determine the applicable interest rate or payment amount. We also use LIBOR in many of our financial models, such as those used for capital stress testing, and to determine the dividend rates for certain of our series of preferred stock which begin to float in 2022 and later. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and

THE CHARLES SCHWAB CORPORATION

there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems and financial models. This could result in different financial performance for previously booked transactions and may impact our existing transaction data, products, systems, operations, and pricing processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest revenue. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain securities in our investment portfolio.
A significant change in client cash allocations could negatively impact our net interest revenue.
We rely heavily on bank deposits as a low cost source of funding to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our bank sweep feature when cash awaiting investment in our client brokerage accounts is swept to our banking subsidiaries. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, could reduce net interest revenue.
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

We must process, record and monitor a large number of transactions and our operations are highly dependent on the integrity of our technology systems and our ability to make timely enhancements and additions to our systems. System interruptions,

THE CHARLES SCHWAB CORPORATION

errors or downtime can result from a variety of causes, including changes in client use patterns, technological failure, changes to our systems, linkages with third-party systems and power failures and can have a significant impact on our business and operations. Our systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for asset management, capital planning and management, risk management, stress testing and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, cyber attacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events. For example, Schwab and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to process and settle client transactions. Moreover, instances of fraud or other misconduct might also negatively impact Schwab’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite our efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of our vendors or other third parties.

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

Our investment management operations may subject us to fiduciary or other legal liability for client losses.

Fund and trust management and administration are complex activities and include functions such as recordkeeping and accounting, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Failure to properly perform operational tasks, or the misrepresentation of our services and products could subject us to regulatory sanctions, penalties or litigation and result in reputational damage, liability to clients, and the termination of investment management or administration agreements and the withdrawal of assets under our management.

In the management and administration of funds and client accounts, we use quantitative models and other tools and resources to support investment decisions and processes, including those related to risk assessment, portfolio management, trading and hedging activities and product valuations. Errors in the design, function, or underlying assumptions used in these models and tools, particularly if we fail to detect the errors over an extended period, could subject us to claims of a breach of fiduciary duty and potentially large liabilities for make-whole payments, litigation, and/or regulatory fines.

A significant decrease in our liquidity could negatively affect our business as well as reduce client confidence in Schwab.

Maintaining adequate liquidity is crucial to our business operations, including transaction settlement, custody requirements, and lending commitments, among other liquidity needs. We meet our liquidity needs primarily from working capital and cash generated by client activity, as well as external financing. Fluctuations in client cash or deposit balances, as well as market conditions or changes in regulatory treatment of client deposits, may affect our ability to meet our liquidity needs. A reduction in our liquidity position could reduce client confidence in Schwab, which could result in the transfer of client assets and accounts, or could cause us to fail to satisfy our liquidity requirements, including the LCR. In addition, if our broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the subsidiaries’ operations or their ability to upstream funds to CSC, which could reduce CSC’s liquidity and adversely affect its ability to repay debt, pay dividends on CSC’s preferred stock, or return capital to common stockholders. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect our liquidity position include CS&Co having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash

THE CHARLES SCHWAB CORPORATION

held in banking or brokerage client accounts, a dramatic increase in our lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in Schwab resulting in unanticipated withdrawals of client funds.

When available cash is not sufficient for our liquidity needs, we may seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC and CS&Co maintain committed and uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

We may suffer significant losses from our credit exposures.

Our businesses are subject to the risk that a client, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. While we have policies and procedures designed to manage this risk, the policies and procedures may not be fully effective. Our exposure mainly results from margin lending, clients’ options and futures trading, securities lending, mortgage lending, pledged asset lending, our role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds we sponsor.

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

We sponsor a number of proprietary money market mutual funds and other proprietary funds. Although we have no obligation to do so, we may decide for competitive or other reasons to provide credit, liquidity or other support to our funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause us to take significant charges, could reduce our liquidity and, in certain situations, could, with respect to proprietary funds other than money market mutual funds, result in us having to consolidate one or more

THE CHARLES SCHWAB CORPORATION

funds in our financial statements. If we choose not to provide credit, liquidity or other support in such a situation, Schwab could suffer reputational damage and its business could be adversely affected.

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

Actions brought against us may result in settlements, awards, injunctions, fines, penalties or other results adverse to us, including reputational harm. Even if we are successful in defending against these actions, the defense of such matters may result in us incurring significant expenses. A substantial judgment, settlement, fine, or penalty could be material to our operating results or cash flows for a particular future period, depending on our results for that period. In market downturns and periods of heightened volatility, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

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

THE CHARLES SCHWAB CORPORATION

Our industry is characterized by aggressive price competition.

We continually monitor our pricing in relation to competitors and periodically adjust trade commission rates, interest rates on deposits and loans, fees for advisory services, expense ratios on mutual funds and ETFs, and other pricing to enhance our competitive position. Increased price competition from other financial services firms to attract clients, such as reduced commissions, higher deposit rates, or reduced mutual fund or ETF expense ratios, could impact our results of operations and financial condition.

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

Item 1B.     Unresolved Staff Comments

None.

THE CHARLES SCHWAB CORPORATION

Item 2.     Properties

A summary of Schwab’s significant locations is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

December 31, 2018	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
San Francisco, CA	662	—
Service and other office space:
Phoenix, AZ	28	728
Denver, CO	—	731
Austin, TX	83	452
Dallas, TX	318	—
Indianapolis, IN	—	161
Orlando, FL	159	—
Chicago, IL	145	—
Richfield, OH	—	117
El Paso, TX	—	105
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

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2019, was 5,803. The closing market price per share on that date was $46.77.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Standard & Poor’s 500 Index, and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2013	2014	2015	2016	2017	2018
The Charles Schwab Corporation	$100	$117	$129	$156	$204	$167
Standard & Poor’s 500 Index	$100	$114	$115	$129	$157	$150
Dow Jones U.S. Investment Services Index	$100	$115	$114	$144	$180	$159

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

On October 25, 2018, CSC publicly announced that its Board of Directors authorized the repurchase of up to $1.0 billion of common stock, which was completed as of December 31, 2018 (see Item 8 – Note 17).

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2018 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
October:
Share repurchase program	3,831	$45.02	3,831	$827
Employee transactions (1)	5	$49.67	N/A	N/A
November:
Share repurchase program	11,862	$47.03	11,862	$269
Employee transactions (1)	651	$46.59	N/A	N/A
December:
Share repurchase program	6,643	$40.52	6,643	$—
Employee transactions (1)	269	$45.86	N/A	N/A
Total:
Share repurchase program	22,336	$44.75	22,336	$—
Employee transactions (1)	925	$46.40	N/A	N/A
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
(2) All repurchases under the 2018 share repurchase program authorization were completed by the end of 2018.

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, or as Noted)
	Growth Rates
	Compounded 4-Year 2014-2018 (1)	Annual 1-Year 2017-2018	2018	2017	2016	2015	2014
Results of Operations
Net revenues	14%	18%	$10,132	$8,618	$7,478	$6,380	$6,058
Expenses excluding interest	9%	12%	$5,570	$4,968	$4,485	$4,101	$3,943
Net income	28%	49%	$3,507	$2,354	$1,889	$1,447	$1,321
Net income available to common stockholders	27%	53%	$3,329	$2,180	$1,746	$1,364	$1,261
Earnings per common share:
Basic	27%	52%	$2.47	$1.63	$1.32	$1.04	$.96
Diluted	27%	52%	$2.45	$1.61	$1.31	$1.03	$.95
Dividends declared per common share	18%	44%	$.46	$.32	$.27	$.24	$.24
Weighted average common shares outstanding:
Basic	1%	1%	1,348	1,339	1,324	1,315	1,303
Diluted	1%	1%	1,361	1,353	1,334	1,327	1,315
Net interest revenue as a percentage of net revenues			57%	50%	44%	40%	38%
Asset management and administration fees as a percentage of net revenues			32%	39%	41%	41%	42%
Trading revenue as a percentage of net revenues			8%	8%	11%	14%	15%
Effective income tax rate			23.1%	35.5%	36.9%	36.5%	37.5%
Performance Measures
Net revenue growth			18%	15%	17%	5%	11%
Pre-tax profit margin			45.0%	42.4%	40.0%	35.7%	34.9%
Return on average common stockholders’ equity			19%	15%	14%	12%	12%
Financial Condition (at year end)
Total assets	18%	22%	$296,482	$243,274	$223,383	$183,705	$154,635
Short-term borrowings	N/M	(100)%	—	$15,000	—	—	—
Long-term debt	38%	45%	$6,878	$4,753	$2,876	$2,877	$1,892
Preferred stock	34%	—	$2,793	$2,793	$2,783	$1,459	$872
Total stockholders’ equity	15%	12%	$20,670	$18,525	$16,421	$13,402	$11,803
Assets to stockholders’ equity ratio			14	13	14	14	13
Debt to total capital ratio (2)			25%	52%	15%	18%	14%
Employee Information
Full-time equivalent employees (in thousands, at year end)	8%	11%	19.5	17.6	16.2	15.3	14.6
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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•
Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value; and Schwab’s ability to pursue its business strategy and maintain its market leadership position; (see Business Strategy and Competitive Environment in Part I, Item 1);

•	The impact of legal proceedings and regulatory matters (see Item 8 – Note 14);

•	Effective capital management supporting business growth and capital returns to stockholders (see Overview in Part II, Item 7);

•
The adjustment of rates paid on client-related liabilities; the stability, rate sensitivity, and duration of client-related liabilities; managing the duration of interest-earning assets; and Schwab’s positioning to benefit from an increase in interest rates and limit its exposure to falling rates (see Net Interest Revenue in Part II, Item 7);

•	2019 capital expenditures (see Total Expenses Excluding Interest in Part II, Item 7);

•	Sources of liquidity, capital, and level of dividends (see Liquidity Risk in Part II, Item 7);

•	Capital ratios (see Regulatory Capital Requirements in Part II, Item 7);

•	The impact of changes in management’s estimates on Schwab’s results of operations (see Critical Accounting Estimates in Part II, Item 7);

•	The expected impact of new accounting standards not yet adopted (see Item 8 – Note 2); and

•	The impact of changes in the likelihood of indemnification and guarantee payment obligations on Schwab’s results of operations (see Item 8 – Note 14).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advisory solutions and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Timing and amount of transfers to bank sweep deposits;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new products, services, and capabilities, as well as implement infrastructure, in a timely and successful manner;

•	The timing of campus expansion work and technology projects;

•	The effect of adverse developments in litigation or regulatory matters and the extent of any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

GLOSSARY OF TERMS

Active brokerage accounts: Brokerage accounts with activity within the preceding 270 days.

Accumulated Other Comprehensive Income (AOCI): A component of stockholders’ equity which includes unrealized gains and losses on AFS securities and net gains or losses associated with pension obligations.

Asset-backed securities: Debt securities backed by financial assets such as loans or receivables.

Assets receiving ongoing advisory services: Market value of all client assets custodied at the Company under the guidance of an independent advisor or enrolled in one of Schwab’s retail or other advisory solutions.

Basel III: Global regulatory standards on bank capital adequacy and liquidity issued by the Basel Committee on Banking Supervision.

Basis point: One basis point equals 1/100th of 1%, or 0.01%.

Client assets: The market value, as of the end of the reporting period, of all client assets in our custody and proprietary products, which includes both cash and securities. Average client assets are the daily average client asset balance for the period.

Client cash as a percentage of client assets: Calculated as money market fund balances, bank deposits, Schwab One® balances, and certain cash equivalents as a percentage of client assets.

Clients’ daily average trades: Includes daily average revenue trades by clients, trades by clients in asset-based pricing relationships, and all commission-free trades.

Common Equity Tier 1 (CET1) Capital: The sum of common stock and related surplus net of treasury stock, retained earnings, AOCI and qualifying minority interests, less applicable regulatory adjustments and deductions. Schwab made a one-time election to opt-out of the requirement to include most components of AOCI in CET1 Capital under the “standardized approach” framework. Beginning in 2019, Schwab must include AOCI in CET1 Capital.

Common Equity Tier 1 Risk-Based Capital Ratio: The ratio of CET1 Capital to total risk-weighted assets as of the end of the period.

Core net new client assets: Net new client assets before significant one-time inflows or outflows, such as acquisitions/divestitures or extraordinary flows (generally greater than $10 billion) relating to a specific client. These flows may span multiple reporting periods.

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

Duration: Duration is typically used to measure the expected change in value of a financial instrument for a 1% change in interest rates, expressed in years.

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

Net interest margin: Net interest revenue (annualized for interim periods) divided by average interest-earning assets.

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

Order flow revenue: Net compensation received from markets and firms to which CS&Co sends equity and options orders. The amount reflects rebates received for certain types of orders, less fees paid for orders where exchange fees or other charges apply.

Pledged Asset Line® (PAL): A non-purpose revolving line of credit from CSB secured by eligible assets held in a separate pledged brokerage account maintained at CS&Co.

Return on average common stockholders’ equity: Calculated as net income available to common stockholders (annualized for interim periods) divided by average common stockholders’ equity.

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

Tier 1 Leverage Ratio: End-of-period Tier 1 Capital divided by adjusted average total consolidated assets for the quarter.

Trading days: Days in which the markets/exchanges are open for the buying and selling of securities. Early market closures are counted as half-days.

U.S. federal banking agencies: Refers to the Federal Reserve, the OCC, the FDIC, and the CFPB.

Uniform Net Capital Rule: Refers to Rule 15c3-1 under the Securities Exchange Act of 1934, which specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers at all times.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. We believe that metrics relating to net new and total client assets, as well as client cash levels and utilization of advisory services, offer perspective on our business momentum and client engagement. Data on new and total client brokerage accounts provides additional perspective on our ability to attract and retain new business. Total net revenue growth, pre-tax profit margin, EPS, return on average common stockholders’ equity, and the Consolidated Tier 1 Leverage Ratio provide broad indicators of Schwab’s overall financial health, operating efficiency, and ability to generate acceptable returns. Total expenses, excluding interest, as a percentage of average client assets, is a measure of operating efficiency. Results for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Growth Rate 1-Year 2017-2018	2018	2017	2016
Client Metrics
Net new client assets (in billions) (1)	(43)%	$133.9	$233.1	$125.5
Core net new client assets (in billions)	15%	$227.8	$198.6	$125.5
Client assets (in billions, at year end)	(3)%	$3,252.2	$3,361.8	$2,779.5
Average client assets (in billions)	11%	$3,409.6	$3,060.2	$2,614.7
New brokerage accounts (in thousands)	9%	1,576	1,441	1,093
Active brokerage accounts (in thousands, at year end)	8%	11,593	10,755	10,155
Assets receiving ongoing advisory services (in billions, at year end)	1%	$1,708.5	$1,699.8	$1,401.4
Client cash as a percentage of client assets (at year end)		12.8%	10.8%	13.0%
Company Financial Metrics
Total net revenues	18%	$10,132	$8,618	$7,478
Total expenses excluding interest	12%	5,570	4,968	4,485
Income before taxes on income	25%	4,562	3,650	2,993
Taxes on income	(19)%	1,055	1,296	1,104
Net income	49%	$3,507	$2,354	$1,889
Preferred stock dividends and other	2%	178	174	143
Net income available to common stockholders	53%	$3,329	$2,180	$1,746
Earnings per common share — diluted	52%	$2.45	$1.61	$1.31
Net revenue growth from prior year		18%	15%	17%
Pre-tax profit margin		45.0%	42.4%	40.0%
Return on average common stockholders’ equity		19%	15%	14%
Expenses excluding interest as a percentage of average client assets		0.16%	0.16%	0.17%
Consolidated Tier 1 Leverage Ratio (at year end)		7.1%	7.6%	7.2%
(1) 2018 includes outflows of $93.9 billion from certain mutual fund clearing services clients. 2017 includes inflows of $34.5 billion from certain mutual fund clearing services clients.

2018 Compared to 2017

Net income increased by $1.2 billion, or 49%, in 2018, driven primarily by business momentum, a supportive economic environment for much of the year, and lower corporate tax rates. Continued execution of our ‘Through Clients’ Eyes’ strategy helped us succeed with clients. In 2018, clients opened 1.6 million new brokerage accounts, helping bring active brokerage accounts to 11.6 million at the end of the year, and core net new assets totaled $227.8 billion, up 15% from the 2017 total. Our strong net new assets largely offset lower market valuations, and we ended 2018 at $3.25 trillion in total client assets.

Total net revenue grew by $1.5 billion, or 18%, in 2018 primarily due to an increase of $1.5 billion, or 36%, in net interest revenue. The Fed raised the overnight federal funds target interest rate four times in 2018 for a total of 100 basis points. The growth of total net revenue resulted from higher interest rates due to the Fed’s rate normalization, and also from higher

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

interest-earning assets, which reflect both client cash allocations and the transfer of sweep money market funds to bank and broker-dealer sweep. As we progressed with these transfers, the corresponding money market fund asset management and administration fee revenue naturally declined, yet positive inflows in advice solutions, Schwab equity and bond funds and ETFs, and other third-party mutual funds and ETFs kept asset management fees at $3.2 billion, limiting the decrease to 5% from 2017. Record trading activity from our clients resulted in trading revenue reaching $763 million, an increase of 17% from the prior year.

Our increase in total expenses excluding interest of $602 million, or 12%, reflected our 2018 investments to support and fuel our business growth, including hiring additional client-facing and other employees and technology project spending, as well as an increase in marketing and a special stock award of $36 million to our employees. Even with these increases, expenses as a percentage of client assets remained consistent at 16 basis points, and pre-tax income increased 25% to $4.6 billion in 2018, resulting in a pre-tax profit margin of 45.0%. As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act), taxes on income decreased 19% in 2018, resulting in an effective tax rate of 23.1%. Overall, we generated a 19% return on equity and diluted EPS of $2.45 for the year.

During 2018, the Board of Directors raised the quarterly cash dividend 63% to $0.13 per share and authorized a $1.0 billion Share Repurchase Program, which we completed during the fourth quarter. These actions reflected the Company’s strong financial performance and our confidence in its long-term success; they also demonstrated that effective capital management at Schwab can support both healthy business growth and more meaningful capital returns to stockholders.

2017 Compared to 2016

Net income available to common stockholders rose in 2017 by $434 million, or 25%, from the prior year, resulting in diluted EPS of $1.61 in 2017 – an increase of 23% compared to $1.31 in 2016. Net revenues improved by $1.1 billion, or 15%, while expenses excluding interest increased $483 million, or 11%, compared to 2016.

Our steady focus on operating ‘through clients’ eyes’ and our goal to continually challenge the status quo helped Schwab achieve another strong growth year in 2017. Clients opened 1.4 million new brokerage accounts in 2017 and trusted Schwab with $198.6 billion of core net new assets in 2017, up 58% from 2016. Total assets receiving ongoing advisory services grew 21% in 2017 to $1.70 trillion. Our success with clients was bolstered by strength in the equity markets – the Standard & Poor’s 500® Index (S&P 500) finished 2017 up 19% from the prior year end. Also in 2017, the Federal Reserve increased the overnight federal funds target interest rate three times for a total of 75 basis points. Strong client activity and the positive economic environment resulted in total client assets rising to $3.36 trillion as of December 31, 2017 – a 21% increase since the end of 2016.

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

The effective tax rate in 2017 was 35.5% compared to 36.9% in 2016 reflecting the benefit from the adoption of new accounting standards requiring the recognition of a portion of tax deductions related to equity compensation partially offset by the remeasurement of deferred tax assets and other tax adjustments associated with the 2017 enactment of the Tax Act.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Subsequent Event

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a new Share Repurchase Program to repurchase up to $4.0 billion of common stock, and declared a four cent, or 31%, increase in the quarterly cash dividend to $0.17 per common share. The share repurchase authorization does not have an expiration date.

Current Regulatory Environment and Other Developments

On October 31, 2018, the Federal Reserve issued a notice of proposed rulemaking and the Federal Reserve, the OCC and the FDIC jointly issued another notice of proposed rulemaking. The two proposals would establish a revised framework for applying enhanced prudential standards to large U.S. banking organizations, with four categories of standards that reflect the risks of banking organizations in each group. CSC would be in Category III based on having $250 billion – $700 billion in total assets.
The Federal Reserve proposal, which would make large savings and loan holding companies such as CSC subject to enhanced prudential standards, would tailor those regulatory requirements relating to capital stress testing, risk management, liquidity risk management, and single-counterparty credit limits based on the category of the banking organization. The proposal provides that Category III banking organizations would be subject to annual supervisory stress testing and biennial company-run stress testing. The interagency proposal would similarly tailor requirements under the agencies’ capital rule, LCR rule, and the proposed net stable funding ratio rule for banking organizations in each category. Under the proposal, banking organizations in Category III would not be required to calculate their risk-weighted assets using the “advanced approaches” framework or to include AOCI in calculating their regulatory capital; however, they would continue to be subject to the supplementary leverage ratio and any future countercyclical capital buffer imposed by the banking agencies.
Although the Federal Reserve announced in its proposal that additional capital planning and resolution planning proposals would be issued at a later date, the agency did indicate that all Category III firms, including savings and loan holding companies, would be required to submit annual capital plans that would be subject to qualitative and quantitative assessments evaluated as part of the CCAR process.
The comment period for both proposed rules ended on January 22, 2019 and the impact to Schwab cannot be assessed until the final rule is released.
On December 22, 2017, P.L.115-97, the Tax Act, was signed into law, and became effective on January 1, 2018. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%.

As a result of the reduction of the federal corporate income tax rate, generally accepted accounting principles in the U.S. (GAAP) require companies to remeasure their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. Schwab recorded a one-time non-cash charge to taxes on income associated with the remeasurement of net deferred tax assets and other tax adjustments related to the tax reform legislation in the fourth quarter of 2017. Our 2018 effective income tax rate was reduced as a result of these changes.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues of $10.1 billion and $8.6 billion for the years ended December 31, 2018 and 2017, respectively, represented growth of 18% and 15% from the prior periods, primarily due to increases in net interest revenue.

Year Ended December 31,		2018		2017		2016
	Growth Rate 2017-2018	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	44%	$6,680	66%	$4,624	54%	$3,493	46%
Interest expense	151%	(857)	(9)%	(342)	(4)%	(171)	(2)%
Net interest revenue	36%	5,823	57%	4,282	50%	3,322	44%
Asset management and administration fees
Mutual fund and ETF service fees	(12)%	1,793	18%	2,045	24%	1,853	25%
Advice solutions	9%	1,139	11%	1,043	12%	915	12%
Other	(2)%	297	3%	304	3%	287	4%
Asset management and administration fees	(5)%	3,229	32%	3,392	39%	3,055	41%
Trading revenue
Commissions	14%	685	7%	600	7%	779	10%
Principal transactions	44%	78	1%	54	1%	46	1%
Trading revenue	17%	763	8%	654	8%	825	11%
Other	9%	317	3%	290	3%	276	4%
Total net revenues	18%	$10,132	100%	$8,618	100%	$7,478	100%

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities and loans, and changes in prepayment levels for mortgage-related securities and loans. Fees earned on securities borrowing and lending activities, which are conducted by CS&Co using assets held in client brokerage accounts, are included in other interest revenue and expense.

Schwab’s interest-bearing liabilities include bank deposits, payables to brokerage clients, short-term borrowings, and long-term debt. We establish the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. During 2018, these liabilities rose by a total of $63.3 billion, largely reflecting the effect of: our transferring a total of $72 billion sweep money market funds to bank and broker-dealer sweep; clients choosing to reallocate assets between cash, equities, fixed income and other investments; and the Company gathering additional flows from new and current clients.

Overall, management believes that the extended period of extraordinarily low interest rates running from the financial crisis until recently has likely resulted in certain sweep cash balances retaining some level of latent rate sensitivity. With the Federal Funds Target Rate having increased to 2.25 – 2.50%, management expects some sweep cash balances could migrate to alternatives, including purchased money market funds, that offer higher yields to clients but lower revenue to Schwab.

Given the general stability and relatively low rate sensitivity of client-related liabilities, management believes their duration is at least several years. We have positioned Schwab to benefit from an increase in interest rates, especially short-term interest rates, by managing the duration of interest-earning assets to be shorter than that of interest-bearing liabilities, so that asset yields are expected to move faster than liability costs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In order to keep interest-rate sensitivity within established limits, management monitors and responds to changes in the balance sheet. As Schwab builds its client base, we attract new client sweep cash, which, along with the transfers of existing sweep cash balances from money market funds, is a primary driver of balance sheet growth. By managing the duration of interest-earning assets as necessary, we are positioned to continue to gain from increasing rates while limiting exposure to falling rates to an acceptable level. Approximately half of our interest earning assets re-price or reset based on short-term interest rates such as one-month LIBOR.

Non-interest-bearing funding sources include certain cash balances, stockholders’ equity and other miscellaneous assets and liabilities.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2018			2017			2016
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$17,783	$348	1.93%	$9,931	$109	1.10%	$11,143	$57	0.51%
Cash and investments segregated	11,461	206	1.78%	18,525	166	0.90%	20,104	93	0.46%
Broker-related receivables	303	6	2.09%	430	3	0.70%	558	1	0.22%
Receivables from brokerage clients	19,870	830	4.12%	16,269	575	3.53%	15,001	497	3.31%
Available for sale securities (1)	54,542	1,241	2.26%	53,040	815	1.54%	72,586	883	1.22%
Held to maturity securities	131,794	3,348	2.53%	103,599	2,354	2.27%	57,451	1,402	2.44%
Bank loans	16,554	559	3.37%	15,919	472	2.97%	14,715	400	2.72%
Total interest-earning assets	252,307	6,538	2.57%	217,713	4,494	2.06%	191,558	3,333	1.74%
Other interest revenue		142			130			160
Total interest-earning assets	$252,307	$6,680	2.63%	$217,713	$4,624	2.12%	$191,558	$3,493	1.82%
Funding sources
Bank deposits	$199,139	$545	0.27%	$163,998	$148	0.09%	$141,432	$37	0.03%
Payables to brokerage clients	21,178	56	0.27%	25,403	16	0.06%	26,311	3	0.01%
Short-term borrowings	3,359	54	1.59%	3,503	41	1.17%	1,864	9	0.48%
Long-term debt	5,423	190	3.50%	3,431	119	3.47%	2,876	104	3.62%
Total interest-bearing liabilities	229,099	845	0.37%	196,335	324	0.17%	172,483	153	0.09%
Non-interest-bearing funding sources	23,208			21,378			19,075
Other interest expense		12			18			18
Total funding sources	$252,307	$857	0.34%	$217,713	$342	0.15%	$191,558	$171	0.09%
Net interest revenue		$5,823	2.29%		$4,282	1.97%		$3,322	1.73%
(1) Amounts have been calculated based on amortized cost.

Net interest revenue increased $1.5 billion or 36%, in 2018 from 2017, and $960 million, or 29%, in 2017 from 2016, primarily due to higher interest rates and growth in interest-earning assets.

Our net interest margin improved 32 basis points to 2.29% in 2018, primarily as a result of the Federal Reserve’s 2017 and 2018 interest rate increases, partially offset by higher interest rates paid on bank deposits and other interest-bearing liabilities. Our net interest margin was 1.97% in 2017, representing an improvement of 24 basis points compared to 2016, primarily due to the Federal Reserve’s interest rate increases in 2016 and 2017.

Average interest earning assets grew 16% and 14% during 2018 and 2017, respectively, compared with the sequential prior years. These increases primarily reflect higher bank deposits due to transfers from sweep money market funds to bank sweep balances, as well as changes in client cash allocations, partially offset by client purchases of other assets.

In March 2017, $24.7 billion of debt securities were transferred from the AFS category to the HTM category. The transfer had no effect on the overall net interest margin. For additional information on the transfer, see Item 8 – Note 6.

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

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity.

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2018			2017			2016
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$141,018	$568	0.40%	$160,735	$875	0.54%	$164,120	$962	0.59%
Fee waivers		—			(10)			(224)
Schwab money market funds	141,018	568	0.40%	160,735	865	0.54%	164,120	738	0.45%
Schwab equity and bond funds and ETFs	207,385	258	0.12%	158,625	223	0.14%	115,849	217	0.19%
Mutual Fund OneSource® and other non- transaction fee funds	210,429	680	0.32%	215,333	706	0.33%	199,389	676	0.34%
Other third-party mutual funds and ETFs (1)	328,150	287	0.09%	286,111	251	0.09%	254,584	222	0.09%
Total mutual funds and ETFs (2)	$886,982	1,793	0.20%	$820,804	2,045	0.25%	$733,942	1,853	0.25%
Advice solutions (2)
Fee-based	$227,790	1,139	0.50%	$203,794	1,043	0.51%	$177,409	915	0.52%
Non-fee-based	62,813	—	—	48,936	—	—	35,262	—	—
Total advice solutions	$290,603	1,139	0.39%	$252,730	1,043	0.41%	$212,671	915	0.43%
Other balance-based fees (3)	398,495	250	0.06%	417,659	258	0.06%	339,071	235	0.07%
Other (4)		47			46			52
Total asset management and administration fees		$3,229			$3,392			$3,055
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

Asset management and administration fees decreased by $163 million, or 5%, in 2018 from 2017, primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions. Part of the decline was offset by revenue from growing asset balances in advice solutions, Schwab equity and bond funds and ETFs, and other third-party mutual funds and ETFs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased by $337 million, or 11%, in 2017 from 2016 due to higher average client assets invested in advice solutions, mutual funds and ETFs, and lower fee waivers on money market funds. Partially offsetting these increases were lower fee rates on proprietary money funds and other indexed mutual funds and ETFs due to fee reductions implemented by Schwab in 2017.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds and ETFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. The following funds generated 47%, 53%, and 53% of the asset management and administration fees earned during 2018, 2017, and 2016, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds and ETFs			and Other NTF Funds
Year Ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016
Balance at beginning of period	$163,650	$163,495	$166,148	$181,608	$125,813	$102,112	$225,202	$198,924	$207,654
Net inflows (outflows)	(11,641)	(486)	(2,765)	31,091	30,771	13,858	(37,513)	(27,485)	(22,469)
Net market gains (losses) and other (1)	1,463	641	112	(17,589)	25,024	9,843	(7,157)	53,763	13,739
Balance at end of period	$153,472	$163,650	$163,495	$195,110	$181,608	$125,813	$180,532	$225,202	$198,924
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

The following table presents trading revenue and the related drivers:

Year Ended December 31,	Growth Rate 2017-2018	2018	2017	2016
DARTs (in thousands)	31%	420.9	321.3	291.6
Clients’ daily average trades (in thousands)	26%	765.4	608.8	561.8
Number of trading days	—	249.5	250.0	251.5
Daily average revenue per revenue trade	(12)%	$7.23	$8.20	$11.23
Trading revenue	17%	$763	$654	$825

Trading revenue increased by $109 million, or 17%, in 2018 compared to 2017. DART volumes increased 31% in 2018, which more than offset Schwab’s commission pricing reductions implemented in the first quarter of 2017. Trading revenue decreased by $171 million in 2017 from 2016, primarily due to lower commissions rates on DARTs.

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

With these changes, trading revenue has declined from a peak of 50%-60% of total revenue in the early 1990’s to the current low of 8% in 2018, 8% in 2017, and 11% in 2016.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Order flow revenue was $139 million during 2018, $114 million for 2017, and $103 million in 2016. These increases were primarily due to higher rebate rates received on certain types of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

orders and higher volume of trades. In 2016, other revenue also included net litigation proceeds of $16 million related to our non-agency residential mortgage-backed securities portfolios.

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Growth Rate 2017-2018	2018	2017	2016
Compensation and benefits
Salaries and wages	13%	$1,692	$1,496	$1,368
Incentive compensation	7%	855	797	689
Employee benefits and other	15%	510	444	409
Total compensation and benefits	12%	$3,057	$2,737	$2,466
Professional services	13%	654	580	506
Occupancy and equipment	14%	496	436	398
Advertising and market development	17%	313	268	265
Communications	5%	242	231	237
Depreciation and amortization	14%	306	269	234
Regulatory fees and assessments	6%	189	179	144
Other	17%	313	268	235
Total expenses excluding interest	12%	$5,570	$4,968	$4,485
Expenses as a percentage of total net revenues
Compensation and benefits		30%	32%	33%
Advertising and market development		3%	3%	4%
Full-time equivalent employees (in thousands)
At year end	11%	19.5	17.6	16.2
Average	11%	18.7	16.9	15.9
໿

Expenses excluding interest increased in 2018 and 2017 from the prior years by 12% and 11%, respectively. The largest drivers of the increase in both years were compensation and benefits and professional services.

Total compensation and benefits increased in 2018 and 2017 from prior years, primarily due to increases in employee headcount to support our expanding client base. Additionally, in 2018 non-officer employees were issued special stock awards totaling $36 million.

Professional services expense increased in 2018 and 2017 from the prior years, primarily due to higher spending on technology projects as well as an increase in asset management and administration related expenses resulting from growth in the Schwab Funds® and Schwab ETFs™.

Occupancy and equipment expense increased in 2018 and 2017 from the prior years, primarily due to an increase in software maintenance expenses and additional licenses to support growth in the business.

Advertising and market development expense rose in 2018, primarily reflecting management’s decision to increase television advertising and digital media spending in the fourth quarter.

Depreciation and amortization expenses grew in 2018 and 2017 from the prior years, primarily due to higher amortization of internally developed software associated with our investments in software and technology enhancements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory fees assessments increased in 2018 and 2017 from the prior years, due to an increase in FDIC insurance assessments which rose as a result of higher average assets in deposit balances. This increase in 2018 was partially offset by the elimination of the FDIC surcharge in the fourth quarter of 2018.

Other expenses increased in 2018 from 2017 due to travel and entertainment and miscellaneous items due to overall growth in our business. Other expenses increased in 2017 from 2016 due to travel and entertainment, asset volume-related increases, and some miscellaneous items.

Capital expenditures were $576 million, $412 million, and $353 million in 2018, 2017, and 2016, respectively. The increase in capital expenditures in both 2018 and 2017 from the prior years was primarily due to the expansion of our campuses in the U.S. and investments in technology projects. The largest component of capital expenditures in 2018 was investment in buildings of $253 million. Capitalized costs for developing internal-use software totaled $167 million, $157 million, and $130 million in 2018, 2017, and 2016, respectively. Our capital expenditures for 2018 came in at the lower end of our estimated range of 6-7% of total net revenues, largely due to the timing of our campus expansion work. As we carry this work forward in 2019 and invest further in technology projects, we anticipate capital expenditures for the year will reach approximately 7-9% of total net revenues. Our longer term expectation for capital expenditures remains in the range of 3-5% of total net revenues.

Taxes on Income

As previously discussed under Current Regulatory Environment and Other Developments, the Tax Act was signed into law during 2017. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, beginning in 2018.

Also as a result of the Tax Act, Schwab recognized a $46 million one-time non-cash charge to taxes on income in the fourth quarter of 2017 associated with the remeasurement of net deferred tax assets and other tax adjustments related to the Tax Act.

Effective January 1, 2017, Schwab adopted Accounting Standards Update (ASU) 2016-09, which prospectively changed the accounting treatment of a portion of the tax deductions relating to equity compensation. These deductions were previously reflected directly in additional paid-in capital, a component of stockholders’ equity, and are now included in taxes on income, a component of net income. As a result of this change, our tax expense was reduced by approximately $46 million and $87 million in 2018 and 2017, respectively. Future effects will depend on our share price, restricted stock vesting, and the volume of equity incentive options exercised.

Schwab’s effective income tax rate on income before taxes was 23.1% in 2018, 35.5% in 2017, and 36.9% in 2016. The decrease in rates over this three-year time period was primarily due to the net impact of the above items.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Growth Rate 2017-2018	2018	2017	2016	Growth Rate 2017-2018	2018	2017	2016	Growth Rate 2017-2018	2018	2017	2016
Year Ended December 31,
Net Revenues
Net interest revenue	34%	$4,341	$3,231	$2,591	41%	$1,482	$1,051	$731	36%	$5,823	$4,282	$3,322
Asset management and administration fees	(4)%	2,260	2,344	2,093	(8)%	969	1,048	962	(5)%	3,229	3,392	3,055
Trading revenue	16%	475	408	524	17%	288	246	301	17%	763	654	825
Other	13%	245	217	203	(1)%	72	73	73	9%	317	290	276
Total net revenues	18%	7,321	6,200	5,411	16%	2,811	2,418	2,067	18%	10,132	8,618	7,478
Expenses Excluding Interest	11%	4,145	3,725	3,380	15%	1,425	1,243	1,105	12%	5,570	4,968	4,485
Income before taxes on income	28%	$3,176	$2,475	$2,031	18%	$1,386	$1,175	$962	25%	$4,562	$3,650	$2,993

Investor Services

Total net revenues increased by $1.1 billion, or 18%, in 2018 from 2017 primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margins and higher balances of interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions. Expenses excluding interest increased by $420 million, or 11%, in 2018 from 2017 primarily due to higher compensation and benefits, technology project spend, and asset management and administration related expenses to support our expanding client base.

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

Advisor Services

Total net revenues increased by $393 million or 16%, in 2018 from 2017 primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margins and higher balances of interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions. Expenses excluding interest increased by $182 million, or 15%, in 2018 from 2017 primarily due to higher compensation and benefits, technology project spend, and asset management and administration related expenses to support our expanding client base.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, credit, market, liquidity, and compliance risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. Despite our efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that Schwab will not suffer unexpected losses due to these risks.

Our risk management process is comprised of risk identification and assessment, risk measurement, risk monitoring and reporting, and risk mitigation. The activities and governance that comprise the risk management process are described below.

Culture

The Board of Directors has approved an Enterprise Risk Management (ERM) framework that incorporates our purpose, vision, and values, which form the bedrock of our corporate culture and set the tone for the organization.

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

The Chief Risk Officer regularly reports activities of the Global Risk Committee to the Risk Committee of the Board of Directors. The Board Risk Committee in turn assists the Board of Directors in fulfilling its oversight responsibilities with respect to our risk management program, including approving risk appetite statements and related key risk appetite metrics and reviewing reports relating to risk issues from functional areas of risk management, legal, compliance, and internal audit.

Functional risk sub-committees focusing on specific areas of risk report to the Global Risk Committee. These sub-committees include the:

•
Compliance Risk Committee – provides oversight of compliance risk management programs and policies providing an aggregate view of compliance risk exposure, and includes a subcommittee covering Fiduciary Risk;

•	Financial Risk Oversight Committee – provides oversight of and approves capital, credit, liquidity, and market risk policies, limits, and exposures;

•	New Products and Services Risk Oversight Committee – provides oversight of, and approves corporate policy and procedures relating to the risk governance of new products and services; and

•
Operational Risk Oversight Committee – provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes sub-committees covering Fraud, Data, Information Security, Model Governance, and Third-Party risk.

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

Schwab’s operations are highly dependent on the integrity and resilience of our critical business functions and technology systems. To the extent Schwab experiences business or system interruptions, errors or downtime (which could result from a variety of causes, including natural disasters, terrorist attacks, technological failure, cyber attacks, changes to systems, linkages with third-party systems, and power failures), our business and operations could be negatively impacted. To minimize business interruptions and ensure the capacity to continue operations during an incident regardless of duration, Schwab maintains a backup and recovery infrastructure which includes facilities for backup and communications, a geographically dispersed workforce, and routine testing of business continuity and disaster recovery plans and a well-established incident management program.

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
Schwab also faces operational risk when we employ the services of various third parties, including domestic and international outsourcing of certain technology, processing, servicing, and support functions. We manage the exposure to third party risk and promote a culture of resiliency through contractual provisions, control standards, ongoing monitoring of third party performance, and appropriate testing. We maintain policies and procedures regarding the standard of care expected with all data, whether the data is internal company information, employee information, or non-public client information. We clearly define for employees, contractors, and third parties the expected standards of care for confidential data. We also provide regular training on data security.

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

Liquidity and Investment Portfolios

Schwab has exposure to credit risk associated with its investment portfolios, which include U.S. agency, and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, certificates of deposit, U.S. state and municipal securities, commercial paper, and foreign government agency securities.

At December 31, 2018, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab does not originate or purchase residential loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO score of less than 620 at origination), unless the borrower has compensating credit factors. For more information on credit quality indicators relating to Schwab’s bank loans, see Item 8 – Note 7.

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

If our guidelines for net interest revenue sensitivity are breached, management must report the breach to the Financial Risk Oversight Committee and establish a plan to address the interest rate risk. There were no breaches of Schwab’s net interest revenue sensitivity risk limits during the years ended December 31, 2018 or 2017.

As represented by the simulations presented below, our investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning December 31, 2018 and 2017 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period.

December 31,	2018	2017
Increase of 100 basis points	4.4%	3.3%
Decrease of 100 basis points	(4.9)%	(6.2)%

The year-over-year change in net interest revenue sensitivities reflects higher interest rates across the yield curve, and particularly, higher short-term interest rates.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of CS&Co, the capital needs of the banking subsidiaries, principal and interest due on corporate debt, dividend payments on CSC’s preferred stock, and returns of capital to common stockholders. The liquidity needs of CS&Co are primarily driven by client activity including trading and margin borrowing activities and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposits. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding scenarios to support liquidity levels during both business as usual and stressed conditions.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company was subject to, and was in compliance with, the modified LCR rule at December 31, 2018. As Schwab’s consolidated balance sheet assets were above $250 billion at December 31, 2018, Schwab will become subject to the full LCR rule in the second quarter of 2019. The table below presents information about our average LCR:

Average for the
Three Months Ended December 31, 2018
Total eligible HQLA	$38,881
Net cash outflows (1)	$35,191
LCR	111%
(1) This amount represents modified net cash outflows as defined by the LCR rule, which requires that HQLA cover 70% of total stressed net cash outflows.

Primary Funding Sources

Schwab’s primary source of funds is cash generated by client activity which includes bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients.

Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, repurchase agreements, and cash provided by external financing.

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

The following table describes external debt facilities available at December 31, 2018:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$35,528
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,432
Unsecured commercial paper (2)	CSC	—	750
Committed, unsecured credit facility with various external banks (3)	CSC	—	750
Federal Reserve Bank discount window (4)	CSB	—	7,865
(1) Amounts available are dependent on the amount of First Mortgages, HELOCs, and the fair value of certain investment securities that are pledged as collateral.
(2) CSC has authorization from its Board of Directors to issue Commercial Paper Notes to not exceed $1.5 billion. Management has set a current limit not to exceed the amount of the committed, unsecured credit facility.
(3) Other than an overnight borrowing to test availability, this facility was unused during 2018.
(4) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.

Certain banking subsidiaries maintain secured credit facilities with the Federal Home Loan Bank of San Francisco (FHLB). Amounts available under these facilities are dependent on the value of our First Mortgages, HELOCs, and the fair value of certain of our investment securities that are pledged as collateral. During 2018, CSB used borrowings under this agreement to purchase investment securities in advance of bank sweep transfers. This credit facility is also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSB also has access to short-term secured funding through the Federal Reserve’s discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain investment securities that are pledged as collateral.

CSC has a commercial paper program of which proceeds are used for general corporate purposes. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch. CSC had no Commercial Paper Notes outstanding at December 31, 2018 or 2017.

The financial covenants for the $750 million committed credit facility require CS&Co to maintain a minimum net capital ratio, CSB to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At December 31, 2018, the minimum level of stockholders’ equity required under this facility was $14.5 billion (CSC’s stockholders’ equity, excluding AOCI, at December 31, 2018 was $20.9 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, CS&Co has unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $225 million at December 31, 2018. There were no funds drawn under any of these LOCs during 2018 or 2017. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The collateral requirements were satisfied by providing cash as collateral.

CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the SEC, which enables it to issue debt, equity, and other securities.

Borrowings

Long-term debt outstanding was $6.9 billion and $4.8 billion at December 31, 2018 and 2017, respectively. No short-term borrowings were outstanding as of December 31, 2018. Short-term borrowings outstanding from the FHLB were $15.0 billion at December 31, 2017.

The following are details of the Senior Notes:

December 31, 2018	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$6,881	2020 - 2029	3.42%	A2	A	A

New Debt Issuances

All debt issuances in 2018 and 2017 were senior unsecured obligations with interest payable quarterly or semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
March 2, 2017	$650	3/2/2027	3.200%	Semi-annually
December 7, 2017	$700	1/25/2028	3.200%	Semi-annually
December 7, 2017	$800	1/25/2023	2.650%	Semi-annually
May 22, 2018	$600	5/21/2021	Three-month LIBOR + 0.32%	Quarterly
May 22, 2018	$600	5/21/2021	3.250%	Semi-annually
May 22, 2018	$750	5/21/2025	3.850%	Semi-annually
October 31, 2018	$500	2/1/2024	3.550%	Semi-annually
October 31, 2018	$600	2/1/2029	4.000%	Semi-annually

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Equity Issuances and Redemptions

CSC did not issue any equity through external offerings during the year ended December 31, 2018. CSC’s preferred stock issued and net proceeds for the year ended December 31, 2017 are as follows:

	Date Issued and Sold	Net Proceeds
Series F	October 31, 2017	$492

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

Off-Balance Sheet Arrangements

Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 8 – Note 7, Note 11, Note 13, Note 14, and Note 15.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2018 are shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheets that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations and short-term borrowings) or without contractual payment terms (e.g., bank deposits, payables to brokerage clients, and deferred compensation).

December 31, 2018	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$1,592	$3,162	$5,093	$1,698	$11,545
Long-term debt (2)	237	2,325	1,370	4,330	8,262
Purchase obligations (3)	475	303	54	170	1,002
Leases (4)	128	219	150	282	779
Total	$2,432	$6,009	$6,667	$6,480	$21,588
(1) Represents CSB’s commitments to extend credit to banking clients, purchase mortgage loans, and commitments to fund CRA investments.
(2) Includes estimated future interest payments through 2029 for Senior Notes. Amounts exclude maturities under a finance lease obligation and unamortized discounts and premiums.
(3) Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements.
(4) Represents minimum rental commitments, net of sublease commitments, and includes facilities under past restructuring initiatives and rental commitments under a finance lease obligation.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including anticipated balance sheet growth, providing financial support to the subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to our banking subsidiaries. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

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

For additional information, see Business – Regulation in Part I, Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for our banking subsidiaries and to provide financial assistance if our banking subsidiaries experience financial distress. Schwab is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%; however, management seeks to maintain the ratio of at least 6%. Due to the relatively low risk of our balance sheet assets and risk-based capital ratios at CSC and CSB that are well in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain the ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2018, CSB is considered well capitalized.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s consolidated and CSB’s capital ratios:

December 31,	2018		2017
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$20,670	$15,615	$18,525	$13,224
Less:
Preferred Stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$17,877	$15,615	$15,732	$13,224
Less:
Goodwill, net of associated deferred tax liabilities	$1,188	$13	$1,191	$13
Other intangible assets, net of associated deferred tax liabilities	125	—	61	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	3	1	2	—
AOCI adjustment (1)	(252)	(231)	(152)	(144)
Common Equity Tier 1 Capital	$16,813	$15,832	$14,630	$13,355
Tier 1 Capital	$19,606	$15,832	$17,423	$13,355
Total Capital	19,628	15,853	17,452	13,382
Risk-Weighted Assets	95,441	80,513	75,866	66,519
Common Equity Tier 1 Capital/Risk-Weighted Assets	17.6%	19.7%	19.3%	20.1%
Tier 1 Capital/Risk-Weighted Assets	20.5%	19.7%	23.0%	20.1%
Total Capital/Risk-Weighted Assets	20.6%	19.7%	23.0%	20.1%
Tier 1 Leverage Ratio	7.1%	7.2%	7.6%	7.1%
(1) CSC and CSB elected to opt-out of the requirement to include most components of AOCI in CET1 Capital. Beginning in 2019, CSC is required to include all components of AOCI in regulatory capital.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the OCC and the Federal Reserve to declare dividends to CSC.

As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit CS&Co from paying cash dividends, making unsecured advances and loans to the parent company and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2018, CS&Co was in compliance with its net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Note 21 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

Dividends

Since the initial dividend in 1989, CSC has paid 119 consecutive quarterly dividends and has increased the quarterly dividend rate 23 times, resulting in a 21% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common stock cash dividend at approximately 20% to 30% of net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Board of Directors of the Company declared quarterly cash dividend increases per common share during 2017 and 2018 as shown below:

	Quarterly Cash Increase		New Quarterly Dividend
Date of Declaration	Per Common Share	% Increase	Per Common Share
January 26, 2017	$0.01	14%	$0.08
January 25, 2018	0.02	25%	0.10
July 25, 2018	0.03	30%	0.13

In addition, on January 30, 2019, the Board of Directors of the Company declared a four cent, or 31%, increase in the quarterly cash dividend to $0.17 per common share.

The following table details the CSC cash dividends paid and per share amounts:

Year Ended December 31,	2018		2017
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$623	$0.46	$431	$0.32
Series A Preferred Stock (1)	28	70.00	28	70.00
Series B Preferred Stock (2,5)	N/A	N/A	29	60.00
Series C Preferred Stock (2)	36	60.00	36	60.00
Series D Preferred Stock (2)	45	59.52	45	59.52
Series E Preferred Stock (3)	28	4,625.00	23	3,867.01
Series F Preferred Stock (4)	27	5,430.56	N/A	N/A
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
(5) Series B Preferred Stock was redeemed on December 1, 2017.
N/A Not applicable.

Share Repurchases

On October 25, 2018, CSC publicly announced that its Board of Directors terminated the existing two share repurchase authorizations and replaced them with a new authorization to repurchase up to $1.0 billion of common stock. CSC repurchased 22 million shares of its common stock for $1.0 billion in 2018, completing all repurchases under this authorization. There were no repurchases of CSC’s common stock in 2018 prior to the fourth quarter, or in 2017.

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date.

FOREIGN HOLDINGS

At December 31, 2018, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At December 31, 2018, the fair value of these holdings totaled $7.6 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.8 billion, Sweden at $1.3 billion, and Canada at $0.8 billion.

In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. At December 31, 2018, the Company had $21 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in foreign countries. Schwab had outstanding margin loans to foreign residents of $746 million at December 31, 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Schwab uses the market approach to determine the fair value of certain financial assets and liabilities recorded at fair value, and to determine fair value disclosures. See Item 8 – Note 2 and Note 16 for more information on our assets and liabilities recorded at fair value.

When available, Schwab uses quoted prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, we use the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, prices are obtained from independent third-party pricing services to measure the fair value of investment assets. We generally obtain prices from three independent pricing sources for assets recorded at fair value. Our primary third-party pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in material differences in the amounts recorded. At December 31, 2018 and 2017, we did not adjust prices received from the primary independent third-party pricing service.

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

Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impacts the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

significant to the operating results of the Company. See Item 8 – Note 20 for more information on the Company’s income taxes.

Legal and Regulatory Reserves

Reserves for legal and regulatory claims and proceedings reflect an estimate of probable losses for each matter, after considering, among other factors, the progress of the case, prior experience and the experience of others in similar cases, available defenses, and the opinions and views of legal counsel. In many cases, including most class action lawsuits, it is not possible to determine whether a loss will be incurred, or to estimate the range of that loss, until the matter is close to resolution, in which case no accrual is made until that time. Reserves are adjusted as more information becomes available. Significant judgment is required in making these estimates, and the actual cost of resolving a matter may ultimately differ materially from the amount reserved. See Item 8 – Note 14 for more information on the Company’s contingencies related to legal and regulatory reserves.

THE CHARLES SCHWAB CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Part II, Item 7.
໿

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2018	2017	2016
Net Revenues
Interest revenue	$6,680	$4,624	$3,493
Interest expense	(857)	(342)	(171)
Net interest revenue	5,823	4,282	3,322
Asset management and administration fees (1)	3,229	3,392	3,055
Trading revenue	763	654	825
Other	317	290	276
Total net revenues	10,132	8,618	7,478
Expenses Excluding Interest
Compensation and benefits	3,057	2,737	2,466
Professional services	654	580	506
Occupancy and equipment	496	436	398
Advertising and market development	313	268	265
Communications	242	231	237
Depreciation and amortization	306	269	234
Regulatory fees and assessments	189	179	144
Other	313	268	235
Total expenses excluding interest	5,570	4,968	4,485
Income before taxes on income	4,562	3,650	2,993
Taxes on income	1,055	1,296	1,104
Net Income	3,507	2,354	1,889
Preferred stock dividends and other (2)	178	174	143
Net Income Available to Common Stockholders	$3,329	$2,180	$1,746
Weighted-Average Common Shares Outstanding:
Basic	1,348	1,339	1,324
Diluted (3)	1,361	1,353	1,334
Earnings Per Common Shares Outstanding:
Basic	$2.47	$1.63	$1.32
Diluted (3)	$2.45	$1.61	$1.31
(1) Includes fee waivers of $0, $10 million, and $224 million during the years ended December 31, 2018, 2017, and 2016, respectively, relating to Schwab-sponsored money market funds.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 18 million, 15 million, and 26 million shares in 2018, 2017, and 2016, respectively.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2018	2017	2016
Net income	$3,507	$2,354	$1,889
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(123)	13	(44)
Reclassification of net unrealized loss transferred to held to maturity	—	227	—
Other reclassifications included in other revenue	—	(12)	(4)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	(227)	—
Amortization of amounts previously recorded upon transfer from available for sale	35	31	—
Other	(1)	(11)	1
Other comprehensive income (loss), before tax	(89)	21	(47)
Income tax effect	22	(10)	18
Other comprehensive income (loss), net of tax	(67)	11	(29)
Comprehensive Income	$3,440	$2,365	$1,860

See Notes to Consolidated Financial Statements.
໿

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2018	2017
Assets
Cash and cash equivalents	$27,938	$14,217
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $7,195 and $6,596 at December 31, 2018 and 2017, respectively)	13,563	15,139
Receivables from brokers, dealers, and clearing organizations	553	649
Receivables from brokerage clients — net	21,651	20,576
Other securities owned — at fair value	539	539
Available for sale securities	66,578	49,995
Held to maturity securities	144,009	120,926
Bank loans — net	16,609	16,478
Equipment, office facilities, and property — net	1,769	1,471
Goodwill	1,227	1,227
Other assets	2,046	2,057
Total assets	$296,482	$243,274
Liabilities and Stockholders’ Equity
Bank deposits	$231,423	$169,656
Payables to brokers, dealers, and clearing organizations	1,831	1,287
Payables to brokerage clients	32,726	31,243
Accrued expenses and other liabilities	2,954	2,810
Short-term borrowings	—	15,000
Long-term debt	6,878	4,753
Total liabilities	275,812	224,749
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,499	4,353
Retained earnings	17,329	14,408
Treasury stock, at cost — 155,116,695 and 142,210,890 shares at December 31, 2018 and 2017, respectively	(3,714)	(2,892)
Accumulated other comprehensive income (loss)	(252)	(152)
Total stockholders’ equity	20,670	18,525
Total liabilities and stockholders’ equity	$296,482	$243,274

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2018	2017 (1)	2016 (1)
Cash Flows from Operating Activities
Net income	$3,507	$2,354	$1,889
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	197	153	141
Depreciation and amortization	306	269	234
Provision (benefit) for deferred income taxes	49	58	15
Premium amortization, net, on available for sale and held to maturity securities	350	342	266
Other	137	51	4
Net change in:
Investments segregated and on deposit for regulatory purposes	6,922	4,933	(1,635)
Receivables from brokers, dealers, and clearing organizations	96	74	(147)
Receivables from brokerage clients	(1,100)	(3,428)	150
Other securities owned	—	(90)	84
Other assets	(104)	(177)	(93)
Payables to brokers, dealers, and clearing organizations	573	(1,148)	(181)
Payables to brokerage clients	1,483	(4,651)	2,709
Accrued expenses and other liabilities	40	421	167
Net cash provided by (used for) operating activities	12,456	(839)	3,603
Cash Flows from Investing Activities
Purchases of available for sale securities	(32,801)	(15,033)	(29,248)
Proceeds from sales of available for sale securities	115	8,617	5,537
Principal payments on available for sale securities	16,016	9,095	11,903
Purchases of held to maturity securities	(40,873)	(32,925)	(31,162)
Principal payments on held to maturity securities	17,410	11,627	5,747
Net increase in bank loans	(129)	(1,071)	(1,103)
Purchases of equipment, office facilities, and property	(570)	(400)	(346)
Purchases of Federal Home Loan Bank stock	(156)	(430)	(152)
Proceeds from sales of Federal Home Loan Bank stock	529	106	88
Other investing activities	(96)	(59)	(39)
Net cash provided by (used for) investing activities	(40,555)	(20,473)	(38,775)
Cash Flows from Financing Activities
Net change in bank deposits (2)	61,767	6,186	33,952
Net change in short-term borrowings	(15,000)	15,000	—
Issuance of long-term debt	3,024	2,129	—
Repayment of long-term debt	(909)	(257)	(7)
Repurchases of common stock	(1,000)	—	—
Net proceeds from preferred stock offerings	—	492	1,316
Redemption of preferred stock	—	(485)	—
Dividends paid	(787)	(592)	(486)
Proceeds from stock options exercised	125	171	144
Other financing activities	(54)	(45)	44
Net cash provided by (used for) financing activities	47,166	22,599	34,963
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	19,067	1,287	(209)
Cash and Cash Equivalents including Amounts Restricted at Beginning of Year	19,160	17,873	18,082
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$38,227	$19,160	$17,873

Continued on following page

THE CHARLES SCHWAB CORPORATION

Continued from previous page

Year Ended December 31,	2018	2017 (1)	2016 (1)
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$798	$327	$160
Income taxes	$927	$1,212	$991
Non-cash investing activity:
Securities purchased during the period but settled after period end	$—	$29	$—

December 31,	2018	2017	2016
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (3)
Cash and cash equivalents	$27,938	$14,217	$10,828
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	10,289	4,943	7,045
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$38,227	$19,160	$17,873
(1) Adjusted for the retrospective adoption of ASU 2016-18. See Note 2.
(2) Includes transfers from other sweep features to bank sweep of $72 billion, $5 billion and $8 billion for the years ended December 31, 2018, 2017 and 2016, respectively.
(3) For more information on the nature of restrictions on restricted cash and cash equivalents see Note 21.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock			Retained Earnings	Treasury Stock, at cost
		Shares	Amount					Total
Balance at December 31, 2015	$1,459	1,488	$15	$4,152	$11,253	$(3,343)	$(134)	$13,402
Net income	—	—	—	—	1,889	—	—	1,889
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(29)	(29)
Issuance of preferred stock, net	1,324	—	—	—	—	—	—	1,324
Dividends declared on preferred stock	—	—	—	—	(126)	—	—	(126)
Dividends declared on common stock — $.27 per share	—	—	—	—	(360)	—	—	(360)
Stock option exercises and other	—	—	—	(80)	—	224	—	144
Share-based compensation and related tax effects	—	—	—	177	—	—	—	177
Other	—	—	—	18	(7)	(11)	—	—
Balance at December 31, 2016	2,783	1,488	15	4,267	12,649	(3,130)	(163)	16,421
Net income	—	—	—	—	2,354	—	—	2,354
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11	11
Issuance of preferred stock, net	492	—	—	—	—	—	—	492
Redemption of preferred stock	(482)	—	—	—	(3)	—	—	(485)
Dividends declared on preferred stock	—	—	—	—	(161)	—	—	(161)
Dividends declared on common stock — $.32 per share	—	—	—	—	(431)	—	—	(431)
Stock option exercises and other	—	—	—	(88)	—	259	—	171
Share-based compensation	—	—	—	144	—	—	—	144
Other	—	—	—	30	—	(21)	—	9
Balance at December 31, 2017	2,793	1,488	15	4,353	14,408	(2,892)	(152)	18,525
Adoption of accounting standards (Note 2)	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	3,507	—	—	3,507
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(67)	(67)
Dividends declared on preferred stock	—	—	—	—	(164)	—	—	(164)
Dividends declared on common stock — $.46 per share	—	—	—	—	(624)	—	—	(624)
Repurchase of common stock	—	—	—	—	—	(1,000)	—	(1,000)
Stock option exercises and other	—	—	—	(84)	—	209	—	125
Share-based compensation	—	—	—	188	—	—	—	188
Other	—	—	—	42	2	(31)	—	13
Balance at December 31, 2018	$2,793	1,488	$15	$4,499	$17,329	$(3,714)	$(252)	$20,670

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

Significant business subsidiaries of CSC include the following:

•
Charles Schwab & Co., Inc. (CS&Co) is a securities broker-dealer with over 355 domestic branch offices in 47 states, as well as a branch in the Commonwealth of Puerto Rico. In addition, Schwab serves clients through branch offices in the U.K., Hong Kong, Singapore, and Australia through various subsidiaries;

•	Charles Schwab Bank (CSB), a federal savings bank; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®), and for Schwab’s exchange-traded funds (Schwab ETFs™).

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

The accompanying consolidated financial statements include CSC and its subsidiaries. Intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with GAAP, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from those estimates. Certain estimates relate to taxes on income and legal and regulatory reserves. Actual results may differ from those estimates.

Principles of Consolidation

Schwab evaluates all entities in which it has financial interests for consolidation, except for money market funds, which are specifically excluded from consolidation guidance. When an entity is evaluated for consolidation, Schwab determines whether its interest in the entity constitutes a controlling financial interest under either the variable interest entity (VIE) model or the voting interest entity (VOE) model. In evaluating whether Schwab’s interest in a VIE is a controlling financial interest, we consider whether our involvement in the context of the design, purpose, and risks of the VIE, as well as any involvement of related parties, provides us with (i) the power to direct the most significant activities of the VIE, and (ii) the obligation to absorb losses or receive benefits that are significant to the VIE. If both of these conditions exist, then Schwab would be the primary beneficiary of that VIE, and consolidate it. Based upon the assessments for all of our interests in VIEs, there are no cases where the Company is the primary beneficiary; therefore, we are not required to consolidate any VIEs. See Note 11 for further information about VIEs. Schwab consolidates all VOEs in which it has majority-voting interests.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

2.	Summary of Significant Accounting Policies

Revenue recognition

Schwab’s accounting policies for revenue recognition are discussed in Note 3.

Cash and cash equivalents

Schwab considers all highly liquid investments that mature in three months or less from the time of acquisition and that are not segregated and on deposit for regulatory purposes to be cash and cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, commercial paper, and U.S. Treasury securities. Cash and cash equivalents also include balances that our banking subsidiaries maintain at the Federal Reserve.

Cash and investments segregated and on deposit for regulatory purposes

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities. Certificates of deposit and U.S. Government securities are recorded at fair value. Pursuant to the SEC’s Customer Protection Rule, cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts, are segregated by Schwab for the exclusive benefit of clients.

Receivables from brokerage clients

Receivables from brokerage clients include margin loans to securities brokerage clients and other trading receivables from clients. Margin loans are collateralized by client securities and are carried at the amount receivable, net of an allowance for doubtful accounts. The Company monitors margin levels and requires clients to deposit additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved for in the allowance for doubtful accounts, except in the case of confirmed fraud, which is reserved immediately. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in accordance with federal regulations. The collateral is not reflected in the consolidated financial statements. The allowance for doubtful accounts for brokerage clients and related activity was immaterial for all periods presented.

Other securities owned

Other securities owned are recorded at fair value based on quoted market prices or other observable market data. Unrealized gains and losses are included in earnings.

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

Securities borrowed and securities loaned

Securities borrowed transactions require Schwab to deliver cash to the lender in exchange for securities; the receivables from these transactions are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, Schwab receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned; the payables from these transactions are included in payables to brokers, dealers, and clearing organizations. The market value of securities borrowed and loaned are monitored, with additional collateral obtained or refunded to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense.

Bank loans and related allowance for loan losses

Bank loans are recorded at their contractual principal amounts and include unamortized direct origination costs or net purchase discounts or premiums. Direct origination costs and premiums and discounts are recognized in interest revenue using the effective interest method over the contractual life of the loan and are adjusted for actual prepayments. Additionally, loans are recorded net of an allowance for loan losses. The loan portfolio includes four loan types: First Mortgages, HELOCs, PALs, and other loans. We use these segments when developing and documenting our methodology for determining the allowance for loan losses.

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

Loan Charge-Offs

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the loan balance. Our charge-off policy for First Mortgage and HELOC loans is to assess the value of the property when the loan has been delinquent for 180 days or has been discharged in bankruptcy proceedings, regardless of whether the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell.

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

Equipment and office facilities	5 to 10 years
Buildings	20 to 40 years
Software	3 to 10 years (1)
Leasehold improvements	Lesser of useful life or lease term
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

Income taxes

Schwab provides for income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. Uncertain tax positions are evaluated to determine whether they are more likely than not to be sustained upon examination. When tax positions are more likely than not to be sustained upon examination the difference between positions taken on tax return filings and estimated potential tax settlement outcomes are recognized in accrued expenses and other liabilities. If a position is not more likely than not to be sustained, then none of the tax benefit is recognized in Schwab’s financial statements. Accrued interest

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

and penalties relating to unrecognized tax benefits is recorded in taxes on income. Schwab records amounts within AOCI net of taxes. Income tax effects are released from AOCI using the specific-identification approach.

Share-based compensation

Share-based compensation includes employee and board of director stock options and restricted stock units. Schwab measures compensation expense for these share-based payment arrangements based on their estimated fair values as of the grant date. The fair value of the share-based award is recognized over the vesting period as share-based compensation. Share-based compensation expense is based on options or units expected to vest and therefore is reduced for estimated forfeitures. Per the Company’s accounting policy election, forfeitures are estimated at the time of grant and reviewed annually based on the Company’s historical forfeiture experience. Share-based compensation expense is adjusted in subsequent periods if actual forfeitures differ from estimated forfeitures. Beginning January 1, 2017, the excess tax benefits or deficiencies from the exercise of stock options and the vesting of restricted stock units are recorded in taxes on income.

Earnings per common share

EPS is computed using the two-class method. Preferred stock dividends and undistributed earnings and dividends allocated to participating securities are subtracted from net income in determining net income available to common stockholders. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares include, if dilutive, the effect of outstanding stock options and non-vested restricted stock units.

Fair values of assets and liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from third-party sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available.

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

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include: certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, other securities owned, and AFS securities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

prices in active markets to measure the fair value of assets and liabilities. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. We generally obtain prices from three independent third-party pricing sources for assets recorded at fair value.

Our primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in material differences in the amounts recorded.

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

As a result of the adoption, changes in restricted cash and cash equivalents included within cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets are now presented with changes in cash and cash equivalents throughout the consolidated statements of cash flows. The amount of restricted cash and cash equivalents is included in a separate table in the consolidated statement of cash flows.

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
January 1, 2019
The Company adopted the new lease accounting guidance prospectively as of January 1, 2019, which will result in a gross up of the consolidated balance sheet due to recognition of right-of-use assets and lease liabilities primarily related to CS&Co leases of office space and branches. These amounts will be based on the present value of our remaining operating lease payments. The Company's right of use assets and related lease liabilities upon adoption will be $596 million and $662 million, respectively.

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
January 1, 2020 (early adoption permitted)
The Company continues to evaluate the impact of this guidance on its financial statements. The Company has finished the majority of its scoping work and assessment of the current state of data and systems. Work is transitioning to designing and building out approaches to address certain asset classes with a focus primarily on a subset of our securities, including corporate debt securities. The Company expects that a large portion of its securities will have zero expectation of credit losses based on industry and regulator views for U.S. treasury and certain government agency-backed securities. We are currently working on in-depth analysis for the other asset types that do not have zero expectation of credit losses to determine our methods and any needed changes to policies and procedures.

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
January 1, 2019 (early adoption permitted)
The Company adopted this guidance as of January 1, 2019 using the modified retrospective method. Adoption resulted in an immaterial cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption.

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
January 1, 2020 (early adoption permitted)
Historically, Schwab has expensed implementation costs as they are incurred for CCAs that are service contracts. Therefore, adopting this guidance will change the Company’s accounting treatment for these types of implementation costs. The Company is evaluating the impacts of this guidance on its financial statements.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of income and consolidated balance sheet were as follows:

	Year Ended December 31, 2018
Statement of Income	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Expenses Excluding Interest
Compensation and benefits	$3,057	$3,088	$(31)
Taxes on income	1,055	1,047	8
Net Income	3,507	3,484	23

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	As of December 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Assets
Other assets (1)	$2,046	$1,851	$195
Liabilities
Accrued expenses and other liabilities (1)	2,954	2,949	5
Stockholders’ Equity
Retained earnings	17,329	17,139	190
(1) Adjustment is comprised of an increase in capitalized contract costs of $250 million, partially offset by an increase in deferred tax liabilities of
$60 million.

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2018	2017	2016
Net interest revenue
Interest revenue	$6,680	$4,624	$3,493
Interest expense	(857)	(342)	(171)
Net interest revenue	5,823	4,282	3,322
Asset management and administration fees
Mutual funds and ETF service fees	1,793	2,045	1,853
Advice solutions	1,139	1,043	915
Other	297	304	287
Asset management and administration fees	3,229	3,392	3,055
Trading revenue
Commissions	685	600	779
Principal transactions	78	54	46
Trading revenue	763	654	825
Other	317	290	276
Total net revenues	$10,132	$8,618	$7,478
For a summary of revenue provided by our reportable segments, see Note 22. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Net interest revenue
Net interest revenue, which is generated from financial instruments covered by various other areas of GAAP, is not within the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606), and is included in the table above in order to reconcile to total net revenues per the consolidated statements of income. Net interest revenue is the difference between interest generated on interest earning assets and interest paid on funding sources. Our primary interest earning assets include cash and cash equivalents; segregated cash and investments; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities and loans, and changes in prepayment levels for mortgage related securities and loans. Fees earned and incurred on securities borrowing and lending activities, which are conducted by CS&Co on assets held in client brokerage accounts, are also included in interest revenue and expense.

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

Other revenue
Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and nonrecurring gains. Generally, the most significant portion of other revenue is order flow revenue, which is comprised of rebate payments received from execution venues to which CS&Co sends equity and option orders. Order flow revenue is recognized when the trades are executed.

Capitalized contract costs
Capitalized contract costs relate to sales commissions paid to employees for obtaining contracts with clients and are included in other assets on the consolidated balance sheets. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. At December 31, 2018 and January 1, 2018, we had $250 million and $219 million of capitalized contract costs, respectively. Amortization expense related to capitalized contract costs was $47 million in 2018, which was recorded in compensation and benefits expense on the consolidated statements of income.

Contract balances
Receivables from contracts with customers within the scope of ASC 606 were $307 million at December 31, 2018 and $353 million at January 1, 2018 and were recorded in other assets on the consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of December 31, 2018 and January 1, 2018.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.	Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2018	2017
Receivables
Margin loans, net of allowance for doubtful accounts	$19,273	$18,331
Other brokerage receivables	2,378	2,245
Receivables from brokerage clients — net	$21,651	$20,576
Payables
Interest-bearing payables	$21,990	$22,840
Non-interest-bearing payables	10,736	8,403
Payables to brokerage clients	$32,726	$31,243

At December 31, 2018 and 2017, approximately 22% of CS&Co’s total client accounts were located in California.

5.	Other Securities Owned

A summary of securities owned is as follows:

December 31,	2018	2017
Equity and bond mutual funds	$441	$318
State and municipal debt obligations	39	52
Equity, U.S. Government and corporate debt, and other securities	33	34
Schwab Funds® money market funds	26	135
Total other securities owned	$539	$539

Equity and bond mutual funds include inventory maintained to facilitate clients’ transactions in certain Schwab Funds and third-party mutual funds, and investments made relating to our deferred compensation plan. State and municipal debt obligations, equity, U.S. Government and corporate debt, and other securities include securities to meet clients’ trading activities. The positions in Schwab Funds® money market funds arise from certain overnight funding of clients’ redemption, check-writing, and debit card activities.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.    Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$25,594	$44	$82	$25,556
U.S. Treasury securities	18,410	—	108	18,302
Asset-backed securities (1)	10,086	14	15	10,085
Corporate debt securities (2)	7,477	10	20	7,467
Certificates of deposit	3,682	4	1	3,685
U.S. agency notes	900	—	2	898
Commercial paper (2,3)	522	—	—	522
Foreign government agency securities	50	—	1	49
Non-agency commercial mortgage-backed securities	14	—	—	14
Total available for sale securities	$66,735	$72	$229	$66,578
Held to maturity securities
U.S. agency mortgage-backed securities	$118,064	$217	$2,188	$116,093
Asset-backed securities (1)	18,502	83	39	18,546
Corporate debt securities (2)	4,477	2	47	4,432
U.S. state and municipal securities	1,327	24	3	1,348
Non-agency commercial mortgage-backed securities	1,156	3	17	1,142
U.S. Treasury securities	223	—	6	217
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	1	49
Other	10	—	—	10
Total held to maturity securities	$144,009	$330	$2,301	$142,038

December 31, 2017
Available for sale securities
U.S. agency mortgage-backed securities	$20,915	$53	$39	$20,929
U.S. Treasury securities	9,583	—	83	9,500
Asset-backed securities (1)	9,019	34	6	9,047
Corporate debt securities (2)	6,154	16	1	6,169
Certificates of deposit	2,040	2	1	2,041
U.S. agency notes	1,914	—	8	1,906
Commercial paper (2)	313	—	—	313
Foreign government agency securities	51	—	1	50
Non-agency commercial mortgage-backed securities	40	—	—	40
Total available for sale securities	$50,029	$105	$139	$49,995
Held to maturity securities
U.S. agency mortgage-backed securities	$101,197	$290	$1,034	$100,453
Asset-backed securities (1)	12,937	127	2	13,062
Corporate debt securities (2)	4,078	13	5	4,086
U.S. state and municipal securities	1,247	57	—	1,304
Non-agency commercial mortgage-backed securities	994	10	5	999
U.S. Treasury securities	223	—	3	220
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	1	49
Total held to maturity securities	$120,926	$497	$1,050	$120,373
(1) Approximately 36% and 42% of asset-backed securities held as of December 31, 2018 and 2017, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 42% and 40% of the asset-backed securities held as of December 31, 2018 and 2017, respectively.
(2) As of December 31, 2018 and 2017, approximately 26% and 41%, respectively, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry. Approximately 18% and 22% of the holdings of these securities were issued by institutions in the information technology industry as of December 31, 2018 and 2017, respectively.
(3) Included in cash and cash equivalents on the consolidated balance sheet, but excluded from this table is $4.9 billion of AFS commercial paper. These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

During 2017, the Company transferred $24.7 billion of investment securities from the AFS category to the HTM category. These securities had a total net unrealized loss of $227 million before income tax in AOCI on the date of transfer. The transfer was made to mitigate the potential volatility in regulatory capital from changes in market values in the AFS securities portfolio and the related impact to AOCI in anticipation of Schwab crossing $250 billion in consolidated assets, which occurred in the second quarter of 2018. The year after a company surpasses $250 billion in consolidated assets, it can no longer exclude AOCI from regulatory capital. The transfer included U.S. agency mortgage-backed securities, asset-backed securities, corporate debt securities, and U.S. state and municipal securities. The unrealized holding gains and losses on the date of transfer, are reported as a separate component of AOCI and as an adjustment to the purchase premium and discount on the securities transferred. The separate component of AOCI is amortized or accreted into interest income over the remaining life of the securities transferred, offsetting the revised premium or discount amortization or accretion on the transferred assets.

At December 31, 2018, certain banking subsidiaries had pledged securities with a fair value of $27.2 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 13). CSB also pledges certain investment securities as collateral to secure borrowing capacity at the Federal Reserve Bank discount window, and had pledged securities with a fair value of $7.9 billion as collateral for this facility at December 31, 2018. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $906 million at December 31, 2018.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$9,529	$32	$4,257	$50	$13,786	$82
U.S. Treasury securities	4,951	6	7,037	102	11,988	108
Asset-backed securities	4,050	9	837	6	4,887	15
Corporate debt securities	3,561	19	254	1	3,815	20
Certificates of deposit	1,217	1	150	—	1,367	1
U.S. agency notes	195	—	304	2	499	2
Foreign government agency securities	—	—	49	1	49	1
Total	$23,503	$67	$12,888	$162	$36,391	$229
Held to maturity securities
U.S. agency mortgage-backed securities	$29,263	$222	$56,435	$1,966	$85,698	$2,188
Asset-backed securities	6,795	35	376	4	7,171	39
Corporate debt securities	2,909	29	1,066	18	3,975	47
U.S. state and municipal securities	77	2	18	1	95	3
Non-agency commercial mortgage-backed securities	283	2	632	15	915	17
U.S. Treasury securities	—	—	218	6	218	6
Foreign government agency securities	—	—	49	1	49	1
Total	$39,327	$290	$58,794	$2,011	$98,121	$2,301
Total securities with unrealized losses (1)	$62,830	$357	$71,682	$2,173	$134,512	$2,530

December 31, 2017
Available for sale securities
U.S. agency mortgage-backed securities	$5,696	$21	$2,548	$18	$8,244	$39
U.S. Treasury securities	4,625	11	4,875	72	9,500	83
Asset-backed securities	904	3	424	3	1,328	6
Corporate debt securities	736	1	120	—	856	1
Certificates of deposit	799	1	—	—	799	1
U.S. agency notes	99	—	1,807	8	1,906	8
Foreign government agency securities	50	1	—	—	50	1
Total	$12,909	$38	$9,774	$101	$22,683	$139
Held to maturity securities
U.S. agency mortgage-backed securities	$42,102	$310	$24,753	$724	$66,855	$1,034
Asset-backed securities	1,124	2	72	—	1,196	2
Corporate debt securities	1,078	5	—	—	1,078	5
Non-agency commercial mortgage-backed securities	607	5	—	—	607	5
U.S. Treasury securities	220	3	—	—	220	3
Foreign government agency securities	49	1	—	—	49	1
Total	$45,180	$326	$24,825	$724	$70,005	$1,050
Total securities with unrealized losses (2)	$58,089	$364	$34,599	$825	$92,688	$1,189
(1) The number of investment positions with unrealized losses totaled 441 for AFS securities and 1,524 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 251 for AFS securities and 938 for HTM securities.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

At December 31, 2018, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

Management evaluates whether investment securities are OTTI on a quarterly basis as described in Note 2. Amounts recognized as OTTI in earnings or other comprehensive income were immaterial in 2018, 2017, and 2016. As of December 31, 2018 and 2017, the Company did not hold any securities on which OTTI was previously recognized.

In the below table, mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM securities are as follows:

December 31, 2018	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$153	$3,481	$12,100	$9,822	$25,556
U.S. Treasury securities	14,164	4,138	—	—	18,302
Asset-backed securities	—	8,445	1,240	400	10,085
Corporate debt securities	1,755	5,712	—	—	7,467
Certificates of deposit	1,984	1,701	—	—	3,685
U.S. agency notes	499	399	—	—	898
Commercial paper	522	—	—	—	522
Foreign government agency securities	—	49	—	—	49
Non-agency commercial mortgage-backed securities	—	—	—	14	14
Total fair value	$19,077	$23,925	$13,340	$10,236	$66,578
Total amortized cost	$19,111	$24,010	$13,382	$10,232	$66,735
Weighted-average yield (1)	1.80%	2.71%	2.61%	2.70%	2.43%
Held to maturity securities
U.S. agency mortgage-backed securities	$256	$14,960	$34,008	$66,869	$116,093
Asset-backed securities	—	2,106	9,144	7,296	18,546
Corporate debt securities	137	3,550	745	—	4,432
U.S. state and municipal securities	—	59	309	980	1,348
Non-agency commercial mortgage-backed securities	—	356	—	786	1,142
U.S. Treasury securities	—	—	217	—	217
Certificates of deposit	—	201	—	—	201
Foreign government agency securities	—	49	—	—	49
Other	—	—	—	10	10
Total fair value	$393	$21,281	$44,423	$75,941	$142,038
Total amortized cost	$395	$21,446	$44,925	$77,243	$144,009
Weighted-average yield (1)	1.97%	2.56%	2.69%	2.63%	2.63%
(1) The weighted-average yield is computed using the amortized cost at December 31, 2018.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

Year Ended December 31,	2018	2017	2016
Proceeds	$115	$8,617	$5,537
Gross realized gains	—	12	4
Gross realized losses	—	—	—

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.	Bank Loans and Related Allowance for Loan Losses

The composition of bank loans and delinquency analysis by loan type is as follows:

December 31, 2018	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans – net
First Mortgages (1,2)	$10,349	$21	$2	$12	$35	$10,384	$14	$10,370
HELOCs (1,2)	1,493	3	1	8	12	1,505	5	1,500
Pledged asset lines	4,558	3	—	—	3	4,561	—	4,561
Other	180	—	—	—	—	180	2	178
Total bank loans	$16,580	$27	$3	$20	$50	$16,630	$21	$16,609

December 31, 2017
First Mortgages (1,2)	$9,983	$14	$2	$17	$33	$10,016	$16	$10,000
HELOCs (1,2)	1,928	—	3	12	15	1,943	8	1,935
Pledged asset lines	4,361	4	4	—	8	4,369	—	4,369
Other	176	—	—	—	—	176	2	174
Total bank loans	$16,448	$18	$9	$29	$56	$16,504	$26	$16,478
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $73 million and $77 million at December 31, 2018 and 2017, respectively.
(2) At December 31, 2018 and 2017, 47% and 48%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2018 or 2017.

At December 31, 2018, CSB had pledged $11.1 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 13).

Substantially all of the bank loans were collectively evaluated for impairment at both December 31, 2018 and 2017.

Changes in the allowance for loan losses were as follows:

	December 31, 2018				December 31, 2017				December 31, 2016
	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of year	$16	$8	$2	$26	$17	$8	$1	$26	$20	$11	—	$31
Charge-offs	—	—	(1)	(1)	(2)	(1)	—	(3)	(1)	(1)	—	(2)
Recoveries	1	1	—	2	1	1	1	3	1	1	—	2
Provision for loan losses	(3)	(4)	1	(6)	—	—	—	—	(3)	(3)	1	(5)
Balance at end of year	$14	$5	$2	$21	$16	$8	$2	$26	$17	$8	$1	$26
(1) All PALs were fully collateralized by securities with fair values in excess of borrowings at December 31, 2018, 2017, and 2016.

A summary of impaired bank loan-related assets is as follows:

December 31,	2018	2017
Nonaccrual loans (1)	$21	$28
Other real estate owned (2)	3	3
Total nonperforming assets	24	31
Troubled debt restructurings	4	11
Total impaired assets	$28	$42
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The credit quality indicators of the bank loan portfolio are detailed below:

December 31, 2018	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,396	776	0.04%
>70% – <90%	985	769	0.41%
>90% – <100%	2	717	—
>100%	1	753	—
Total	$10,384	775	0.07%
HELOCs
Estimated Current LTV (1)
<70%	$1,416	770	0.13%
>70% – <90%	80	752	0.60%
>90% – <100%	6	729	3.36%
>100%	3	702	—
Total	$1,505	769	0.17%
Pledged asset lines
Weighted Average LTV (1)
=70%	$4,561	766	—
December 31, 2017	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,046	775	0.09%
>70% – <90%	961	769	0.46%
>90% – <100%	5	714	10.49%
>100%	4	713	6.23%
Total	$10,016	775	0.14%
HELOCs
Estimated Current LTV (1)
<70%	$1,773	772	0.18%
>70% – <90%	148	755	0.84%
>90% – <100%	14	742	2.85%
>100%	8	718	4.91%
Total	$1,943	770	0.27%
Pledged asset lines
Weighted Average LTV (1)
=70%	$4,369	765	—
(1) Represents the LTV for the full line of credit (drawn and undrawn).

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2018	First Mortgages	HELOCs
Year of origination
Pre-2014	$1,979	$1,051
2014	408	89
2015	1,050	106
2016	2,606	95
2017	2,366	99
2018	1,975	65
Total	$10,384	$1,505
Origination FICO
<620	$5	$—
620 – 679	83	8
680 – 739	1,626	282
>740	8,670	1,215
Total	$10,384	$1,505
Origination LTV
<70%	$7,815	$1,064
>70% – <90%	2,564	434
>90% – <100%	5	7
Total	$10,384	$1,505
December 31, 2017	First Mortgages	HELOCs
Year of origination
Pre-2014	$2,804	$1,496
2014	530	116
2015	1,218	128
2016	2,886	111
2017	2,578	92
Total	$10,016	$1,943
Origination FICO
<620	$6	$1
620 – 679	89	10
680 – 739	1,569	365
>740	8,352	1,567
Total	$10,016	$1,943
Origination LTV
<70%	$7,569	$1,360
>70% – <90%	2,441	574
>90% – <100%	6	9
Total	$10,016	$1,943

At December 31, 2018, First Mortgage loans of $9.4 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 31% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 64% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2018	Balance
Converted to amortizing loan by period end	$677
Within 1 year	83
> 1 year – 3 years	118
> 3 years – 5 years	173
> 5 years	454
Total	$1,505

At December 31, 2018, $1.2 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2018, the borrowers on approximately 51% of HELOC loan balances outstanding only paid the minimum amount due.

8.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2018	2017
Software	$1,699	$1,490
Buildings	945	810
Leasehold improvements	367	357
Construction in progress	248	142
Furniture and equipment	219	193
Information technology equipment	206	326
Land	179	167
Telecommunications equipment	69	66
Total equipment, office facilities, and property	3,932	3,551
Accumulated depreciation and amortization	(2,163)	(2,080)
Total equipment, office facilities, and property — net	$1,769	$1,471

Depreciation and amortization expense for equipment, office facilities, and property was $277 million, $232 million, and $197 million in 2018, 2017, and 2016, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.	Goodwill

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
Balance at December 31, 2016	$1,096	$131	$1,227
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2017	1,096	131	1,227
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2018	$1,096	$131	$1,227

As of our annual testing date, we performed a qualitative assessment of each of the Company’s reporting units. Based on the Company’s analysis, fair value significantly exceeded the carrying value for all reporting units and we concluded that goodwill was not impaired. Schwab did not recognize any goodwill impairment in any of the years presented.

10.    Other Assets

The components of other assets are as follows:

December 31,	2018	2017
Interest and dividends receivable	$586	$413
Other investments (1)	428	376
Accounts receivable (2)	410	461
Capitalized contract costs, net	250	—
Intangible assets, net of accumulated amortization of $299 and $270 (3)	152	108
Prepaid expenses	122	126
FHLB stock (4)	32	405
Deferred tax asset — net	3	76
Other	63	92
Total other assets	$2,046	$2,057
(1) Predominantly CRA-related, including LIHTC investments.
(2) Accounts receivable predominantly includes receivables from contracts with customers and a receivable from our loan servicer.
(3) Exclusive of indefinite-lived intangible assets of $74 million and $1 million at December 31, 2018 and 2017, respectively, future amortization over the next five years and thereafter is expected to total $77 million. Amortization expense for intangible assets was $29 million in 2018, and $37 million in both 2017 and 2016.
(4) Investments in stock of the FHLB can only be sold to the issuer at its par value. Any cash dividends received from these investments are recognized as interest revenue in the consolidated statements of income.

11.	Variable Interest Entities

As of December 31, 2018 and 2017, all of Schwab’s involvement with VIEs is through CSB’s CRA-related investments and most of those related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties. CSB receives tax credits and other tax benefits for these investments.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2018			December 31, 2017
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC Investments (1)	$338	$188	$338	$304	$203	$304
Other CRA Investments (2)	70	—	124	69	—	125
Total	$408	$188	$462	$373	$203	$429
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.
(2) Other CRA investments are recorded using either the adjusted cost method, equity method, or as HTM securities. Aggregate assets are included in HTM securities, bank loans – net, or other assets on the consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the years ended December 31, 2018 and 2017, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2019 and 2022.

12.	Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2018	2017
Interest-bearing deposits:
Deposits swept from brokerage accounts	$212,311	$148,212
Checking	12,523	13,388
Savings and other	5,827	7,264
Total interest-bearing deposits	230,661	168,864
Non-interest-bearing deposits	762	792
Total bank deposits	$231,423	$169,656

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

13.    Borrowings

CSC’s Senior Notes are unsecured obligations and rank equally with the other unsecured senior debt. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of December 31, 2018 and 2017.

	Date of	Principal Amount Outstanding
	Issuance	2018	2017
Fixed-Rate Senior Notes:
1.500% due March 10, 2018 (1)	03/10/15	$—	$625
2.200% due July 25, 2018 (2)	07/25/13	—	275
4.450% due July 22, 2020	07/22/10	700	700
3.250% due May 21, 2021	05/22/18	600	—
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	—
3.000% due March 10, 2025	03/10/15	375	375
3.850% due May 21, 2025	05/22/18	750	—
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	—
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	—
Total Senior Notes		6,881	4,731
5.450% Finance lease obligation (3)	06/04/04	52	61
Unamortized discount — net		(15)	(14)
Debt issuance costs		(40)	(25)
Total long-term debt		$6,878	$4,753
໿
(1) Redeemed on February 8, 2018.
(2) Redeemed on June 25, 2018.
(3) Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation is being reduced by a portion of the lease payments over the remaining lease term through June 30, 2024.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on long-term debt outstanding at December 31, 2018, are as follows:

Maturities
2019	$8
2020	709
2021	1,209
2022	266
2023	810
Thereafter	3,931
Total maturities	6,933
Unamortized discount — net	(15)
Debt issuance costs	(40)
Total long-term debt	$6,878

Short-term borrowings: Certain banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of December 31, 2018, the collateral pledged provided a total borrowing capacity of $35.5 billion of which no amounts were outstanding. As of December 31, 2017, the collateral pledged provided a total borrowing capacity of $32.3 billion of which $15.0 billion was outstanding, with a 1.53% weighted average fixed interest rate. The Company could increase its borrowing capacity by pledging additional securities.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, with the investment recorded in other assets on the consolidated balance sheets. The investment in FHLB was $32 million and $405 million at December 31, 2018 and 2017, respectively.

14.	Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $2.1 billion and $2.8 billion during 2018 and 2017, respectively. CSB purchased HELOCs with commitments of $395 million and $461 million during 2018 and 2017, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

December 31,	2018	2017
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$11,046	$10,060
Commitments to purchase First Mortgage loans	268	308
Total	$11,314	$10,368

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Operating leases: Schwab has non-cancelable operating leases for office space and equipment. As of December 31, 2018, future annual minimum rental commitments under these leases, net of contractual subleases are as follows:

	Operating Leases	Subleases	Net
2019	$131	$4	$127
2020	125	4	121
2021	101	4	97
2022	79	2	77
2023	72	1	71
Thereafter	282	—	282
Total	$790	$15	$775

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense relating to operating leases was $146 million, $136 million, and $123 million in 2018, 2017, and 2016, respectively.

Purchase obligations: Schwab has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. As of December 31, 2018, the Company has purchase obligations as follows:

2019	$475
2020	232
2021	71
2022	32
2023	22
Thereafter	170
Total	$1,002

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At December 31, 2018, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at December 31, 2018. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; and potential opportunities for settlement and the status of

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

any settlement discussions. It may not be reasonably possible to estimate a range of potential liability until the matter is closer to resolution – pending, for example, further proceedings, the outcome of key motions or appeals, or discussions among the parties. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

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

Total Bond Market Fund™ Litigation: As disclosed previously, the Company had been responding to a class action lawsuit in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund. On December 13, 2018, following dismissal of its fourth amended complaint and unsuccessful appeals to the Ninth Circuit Court of Appeals, plaintiff stipulated and agreed to dismissal of all claims, concluding the case.

15.	Financial Instruments Subject to Off-Balance Sheet Credit Risk

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $99 million and $215 million at December 31, 2018 and 2017, respectively. All of our securities lending transactions are

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at December 31, 2018 and 2017.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
December 31, 2018
Assets
Resale agreements (1)	$7,195	$—	$7,195	$—	$(7,195)	(2)	$—
Securities borrowed (3)	101	—	101	(98)	(3)		—
Total	$7,296	$—	$7,296	$(98)	$(7,198)		$—
Liabilities
Securities loaned (4,5)	$1,184	$—	$1,184	$(98)	$(975)		$111
Total	$1,184	$—	$1,184	$(98)	$(975)		$111

December 31, 2017
Assets
Resale agreements (1)	$6,596	$—	$6,596	$—	$(6,596)	(2)	$—
Securities borrowed (3)	222	—	222	(199)	(22)		1
Total	$6,818	$—	$6,818	$(199)	$(6,618)		$1
Liabilities
Securities loaned (4,5)	$966	$—	$966	$(199)	$(670)		$97
Total	$966	$—	$966	$(199)	$(670)		$97
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At December 31, 2018 and 2017, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $7.4 billion and $6.7 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2018 and 2017.
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

December 31,	2018	2017
Fair value of client securities available to be pledged	$26,628	$25,905
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	2,315	2,280
Fulfillment of client short sales	1,292	2,011
Securities lending to other broker-dealers	974	784
Total collateral pledged	$4,581	$5,075
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $97 million as of December 31, 2018 and $78 million as of December 31, 2017.

(1)	Client securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

16.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2018 or 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

December 31, 2018	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$3,429	$—	$—	$3,429
Commercial paper	—	4,863	—	4,863
Total cash equivalents	3,429	4,863	—	8,292
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,396	—	1,396
U.S. Government securities	—	3,275	—	3,275
Total investments segregated and on deposit for regulatory purposes	—	4,671	—	4,671
Other securities owned:
Equity and bond mutual funds	441	—	—	441
State and municipal debt obligations	—	39	—	39
Equity, U.S. Government and corporate debt, and other securities	3	30	—	33
Schwab Funds® money market funds	26	—	—	26
Total other securities owned	470	69	—	539
Available for sale securities:
U.S. agency mortgage-backed securities	—	25,556	—	25,556
U.S. Treasury securities	—	18,302	—	18,302
Asset-backed securities	—	10,085	—	10,085
Corporate debt securities	—	7,467	—	7,467
Certificates of deposit	—	3,685	—	3,685
U.S. agency notes	—	898	—	898
Commercial paper	—	522	—	522
Foreign government agency securities	—	49	—	49
Non-agency commercial mortgage-backed securities	—	14	—	14
Total available for sale securities	—	66,578	—	66,578
Total	$3,899	$76,181	$—	$80,080

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2017	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$2,727	$—	$—	$2,727
Total cash equivalents	2,727	—	—	2,727
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,198	—	2,198
U.S. Government securities	—	3,658	—	3,658
Total investments segregated and on deposit for regulatory purposes	—	5,856	—	5,856
Other securities owned:
Equity and bond mutual funds	318	—	—	318
Schwab Funds® money market funds	135	—	—	135
State and municipal debt obligations	—	52	—	52
Equity, U.S. Government and corporate debt, and other securities	2	32	—	34
Total other securities owned	455	84	—	539
Available for sale securities:
U.S. agency mortgage-backed securities	—	20,929	—	20,929
U.S. Treasury securities	—	9,500	—	9,500
Asset-backed securities	—	9,047	—	9,047
Corporate debt securities	—	6,169	—	6,169
Certificates of deposit	—	2,041	—	2,041
U.S. agency notes	—	1,906	—	1,906
Commercial paper	—	313	—	313
Foreign government mortgage-backed securities	—	50	—	50
Non-agency commercial mortgage-backed securities	—	40	—	40
Total available for sale securities	—	49,995	—	49,995
Total	$3,182	$55,935	$—	$59,117

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$19,646	$—	$19,646	$—	$19,646
Cash and investments segregated and on deposit for regulatory purposes	8,886	—	8,886	—	8,886
Receivables from brokers, dealers, and clearing organizations	553	—	553	—	553
Receivables from brokerage clients — net	21,641	—	21,641	—	21,641
Held to maturity securities:
U.S. agency mortgage-backed securities	118,064	—	116,093	—	116,093
Asset-backed securities	18,502	—	18,546	—	18,546
Corporate debt securities	4,477	—	4,432	—	4,432
U.S. state and municipal securities	1,327	—	1,348	—	1,348
Non-agency commercial mortgage-backed securities	1,156	—	1,142	—	1,142
U.S. Treasury securities	223	—	217	—	217
Certificates of deposit	200	—	201	—	201
Foreign government agency securities	50	—	49	—	49
Other	10	—	10	—	10
Total held to maturity securities	144,009	—	142,038	—	142,038
Bank loans — net:
First Mortgages	10,370	—	10,193	—	10,193
HELOCs	1,500	—	1,583	—	1,583
Pledged asset lines	4,561	—	4,561	—	4,561
Other	178	—	178	—	178
Total bank loans — net	16,609	—	16,515	—	16,515
Other assets	460	—	460	—	460
Total	$211,804	$—	$209,739	$—	$209,739
Liabilities
Bank deposits	$231,423	$—	$231,423	$—	$231,423
Payables to brokers, dealers, and clearing organizations	1,831	—	1,831	—	1,831
Payables to brokerage clients	32,726	—	32,726	—	32,726
Accrued expenses and other liabilities	1,370	—	1,370	—	1,370
Long-term debt	6,878	—	6,827	—	6,827
Total	$274,228	$—	$274,177	$—	$274,177

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$11,490	$—	$11,490	$—	$11,490
Cash and investments segregated and on deposit for regulatory purposes	9,277	—	9,277	—	9,277
Receivables from brokers, dealers, and clearing organizations	649	—	649	—	649
Receivables from brokerage clients — net	20,568	—	20,568	—	20,568
Held to maturity securities:
U.S. agency mortgage-backed securities	101,197	—	100,453	—	100,453
Asset-backed securities	12,937	—	13,062	—	13,062
Corporate debt securities	4,078	—	4,086	—	4,086
U.S. state and municipal securities	1,247	—	1,304	—	1,304
Non-agency commercial mortgage-backed securities	994	—	999	—	999
U.S. Treasury securities	223	—	220	—	220
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	49	—	49
Total held to maturity securities	120,926	—	120,373	—	120,373
Bank loans — net:
First Mortgages	10,000	—	9,917	—	9,917
HELOCs	1,935	—	2,025	—	2,025
Pledged asset lines	4,369	—	4,369	—	4,369
Other	174	—	174	—	174
Total bank loans — net	16,478	—	16,485	—	16,485
Other assets	781	—	781	—	781
Total	$180,169	$—	$179,623	$—	$179,623
Liabilities
Bank deposits	$169,656	$—	$169,656	$—	$169,656
Payables to brokers, dealers, and clearing organizations	1,287	—	1,287	—	1,287
Payables to brokerage clients	31,243	—	31,243	—	31,243
Accrued expenses and other liabilities	1,463	—	1,463	—	1,463
Short-term borrowings	15,000	—	15,000	—	15,000
Long-term debt	4,753	—	4,811	—	4,811
Total	$223,402	$—	$223,460	$—	$223,460

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.    Stockholders’ Equity

CSC did not issue any shares of common stock through external offerings during 2018, 2017, or 2016.

On October 25, 2018, CSC publicly announced that its Board of Directors terminated the existing two share repurchase authorizations and replaced them with a new authorization to repurchase up to $1.0 billion of common stock. CSC repurchased 22 million shares for $1.0 billion in 2018, completing all repurchases under this authorization. There were no repurchases of CSC’s common stock in 2018 prior to the fourth quarter, or in 2017.

CSC was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at December 31, 2018 and 2017. The following is a summary of CSC’s non-cumulative perpetual preferred stock outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2018		Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-month LIBOR plus:
	Shares Issued and Outstanding (In thousands) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2018 (1)	2017 (1)		2018	2017	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total Preferred Stock	1,761	1,761		$2,793	$2,793
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

Redemption Rights

Each series of CSC’s stock may be redeemed at CSC’s option on any dividend payment date on or after the earliest redemption date for that series. All outstanding preferred stock series may also be redeemed following a “capital treatment event,” as described in the terms of each series set forth in the relevant certificate of designations. Any redemption of CSC’s preferred stock is subject to approval from the Federal Reserve.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.	Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2018			2017			2016
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(123)	$30	$(93)	$13	$(7)	$6	$(44)	$16	$(28)
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	—	—	—	227	(85)	142	—	—	—
Other reclassifications included in other revenue	—	—	—	(12)	4	(8)	(4)	2	(2)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	—	—	—	(227)	85	(142)	—	—	—
Amortization of amounts previously recorded upon transfer from available for sale	35	(8)	27	31	(11)	20	—	—	—
Other	(1)	—	(1)	(11)	4	(7)	1	—	1
Other comprehensive income (loss)	$(89)	$22	$(67)	$21	$(10)	$11	$(47)	$18	$(29)
(1) See Note 6 for discussion of the transfer of securities from the AFS category to the HTM category during the first quarter of 2017.

AOCI balances are as follows:

Total AOCI
Balance at December 31, 2015	$(134)
Net unrealized gain (loss) on available for sale securities	(30)
Other changes	1
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	6
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(8)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	20
Other	(7)
Balance at December 31, 2017	$(152)
Adoption of accounting standards (Note 2)	(33)
Available for sale securities:
Net unrealized gain (loss)	(93)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	27
Other	(1)
Balance at December 31, 2018	$(252)

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

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2018	2017	2016
Stock option expense	$51	$50	$45
Restricted stock unit expense (1)	136	94	89
Employee stock purchase plan expense	10	9	7
Total share-based compensation expense	$197	$153	$141
Income tax benefit on share-based compensation expense (2)	$(47)	$(57)	$(53)
(1) Restricted stock unit expense in 2018 includes $36 million related to special stock awards issued to non-officer employees.
(2) Excludes income tax benefits due to the adoption of ASU 2016-09 of $46 million and $87 million in 2018 and 2017, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. At December 31, 2018, the Company was authorized to grant up to 68 million common shares under its existing stock incentive plans. Additionally, at December 31, 2018, the Company had 36 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2018, there was $294 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2022 with a remaining weighted-average service period of 1.8 years for stock options, 2.4 years for restricted stock units, and 0.3 years for performance stock units.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

Stock option activity is summarized below:

	Number of Options (In millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	32	$26.16	6.38	$814
Granted	4	47.98
Exercised	(6)	21.65
Forfeited (1)	—	36.05
Expired (1)	—	19.05
Outstanding at December 31, 2018	30	$30.19	6.27	$373
Vested and expected to vest at December 31, 2018	30	$30.05	6.24	$373
Vested and exercisable at December 31, 2018	19	$23.70	4.86	$331
(1) Number of options were less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2018	2017	2016
Weighted-average fair value of options granted per share	$14.16	$13.04	$8.73
Cash received from options exercised	125	171	144
Tax benefit realized on options exercised	35	70	38
Aggregate intrinsic value of options exercised	189	241	149

We use an option pricing model to estimate the fair value of options granted. The model takes into account the contractual term of the stock option, expected volatility, dividend yield, and the risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term similar to the contractual term of the option. We use historical option exercise data, which includes employee termination data, to estimate the probability of future option exercises. The assumptions used to value the options granted during the years presented and their expected lives were as follows:

Year Ended December 31,	2018	2017	2016
Weighted-average expected dividend yield	1.42%	1.06%	1.22%
Weighted-average expected volatility	33%	34%	30%
Weighted-average risk-free interest rate	3.0%	2.1%	1.8%
Expected life (in years)	4.0 - 5.2	4.1 - 5.3	4.7 - 7.3

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a one- to four-year period, while performance-based restricted stock units also require the Company achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2018, 2017, and 2016 was $166 million, $127 million, and $105 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Number of Units (In millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2017	7	$35.16
Granted (1)	3	47.03
Vested (1)	(3)	35.95
Forfeited (2)	—	36.10
Outstanding at December 31, 2018	7	$40.64
(1) Includes 781 thousand units related to special non-officer employee stock awards, with a weighted-average grant date fair value of $45.87. All units granted vested immediately.
(2) Number of units were less than 500 thousand.

Retirement Plan

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $105 million, $92 million, and $83 million in 2018, 2017, and 2016, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Deferred Compensation Plans

Schwab’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing service as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $144 million and $160 million at December 31, 2018 and 2017, respectively.

FC Career Achievement Plan

The FC career achievement plan is a noncontributory, unfunded, nonqualified plan for eligible FCs. An FC is eligible for earned cash payments after retirement contingent upon meeting certain performance levels, tenure, age, and client transitioning requirements. Allocations to the plan are calculated annually based on performance levels achieved and eligible compensation and are subject to general creditors of the Company. Full vesting occurs when an FC reaches 60 years of age and has at least ten years of service with the Company.

The following table presents the changes in projected benefit obligation:

December 31,	2018	2017
Projected benefit obligation at beginning of year	$44	$26
Benefit cost (1)	11	9
Actuarial (gain)/loss (2)	1	9
Projected benefit obligation at end of year (3)	$56	$44
(1) Includes service cost and interest cost, which are recognized in compensation and benefits expense and other expense, respectively, in the consolidated statements of income.
(2) Actuarial (gain)/loss is reflected in the consolidated statements of comprehensive income and is included in AOCI on the consolidated balance sheets.
(3) This amount is recognized as a liability on the consolidated balance sheets and also depicts the accumulated benefit obligation.

20.	Taxes on Income

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018. Schwab’s effective tax rate for the years ended December 31, 2018, 2017, and 2016 was 23.1%, 35.5%, and 36.9%, respectively, resulting from the impact of the Tax Act of 2017.

Also as a result of the Tax Act, Schwab recognized a $46 million one-time non-cash charge to taxes on income in the fourth quarter of 2017 associated with the remeasurement of net deferred tax assets and other tax adjustments related to the Tax Act. During 2018, we concluded our analysis and accounting for all remaining impacts of the Tax Act, including the state tax effect of adjustments made to federal temporary differences, resulting in no additional material impacts.

As of January 1, 2018, Schwab adopted new accounting guidance that decreased AOCI and increased retained earnings by $33 million for the reclassification of certain impacts of the Tax Act as described in Note 2. Schwab also adopted new revenue recognition guidance as of January 1, 2018, which resulted in recording an asset for capitalized contract costs of $219 million and a related deferred tax liability of $52 million as described in Note 2. As of December 31, 2018, the deferred tax liability related to the capitalized contract costs was $60 million.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The components of taxes on income are as follows:

Year Ended December 31,	2018	2017	2016
Current:
Federal	$847	$1,132	$980
State	159	106	109
Total current	1,006	1,238	1,089
Deferred:
Federal	42	58	13
State	7	—	2
Total deferred	49	58	15
Taxes on income	$1,055	$1,296	$1,104
The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2018	2017
Deferred tax assets:
Employee compensation, severance, and benefits	$132	$133
Net unrealized loss on available for sale securities	79	57
Reserves and allowances	13	15
Facilities lease commitments	12	14
State and local taxes	21	12
Net operating loss carryforwards	5	5
Other	6	3
Total deferred tax assets	268	239
Valuation allowance	(3)	(2)
Deferred tax assets — net of valuation allowance	265	237
Deferred tax liabilities:
Capitalized internal-use software development costs	(98)	(89)
Depreciation and amortization	(108)	(72)
Capitalized contract costs	(60)	—
Total deferred tax liabilities	(266)	(161)
Deferred tax asset/(liability) — net (1)	$(1)	$76
(1) Amounts are included in accrued expenses and other liabilities and in other assets on the consolidated balance sheets at December 31, 2018 and in other assets at December 31, 2017.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	2.2	2.4
Equity compensation benefit	(1.0)	(2.4)	—
Other (1)	0.1	0.7	(0.5)
Effective income tax rate	23.1%	35.5%	36.9%
(1) 2017 includes the impact of one-time charge to taxes on income associated with the Tax Act.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2018	2017
Balance at beginning of year	$111	$93
Additions for tax positions related to the current year	3	22
Additions for tax positions related to prior years	3	15
Reductions for tax positions related to prior years	(4)	(2)
Reductions due to lapse of statute of limitations	—	—
Reductions for settlements with tax authorities	(1)	(17)
Balance at end of year	$112	$111

Unrecognized tax benefits totaled $112 million and $111 million as of December 31, 2018 and 2017, respectively, $108 million and $104 million of which if recognized, would affect the annual effective tax rate.

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2018 and 2017, we had accrued approximately $9 million and $5 million, respectively, for the payment of interest and penalties.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state and applicable local jurisdictions’ taxing authorities. Federal returns for 2011 through 2017 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

21.    Regulatory Requirements

CSC is a savings and loan holding company and CSB, CSC’s primary depository institution subsidiary, is a federal savings bank. CSC is subject to examination, supervision, and regulation by the Federal Reserve. CSB is subject to examination, supervision, and regulation by the OCC, as its primary regulator, the FDIC as its deposit insurer, and the CFPB. CSC is required to serve as a source of strength for CSB.

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, CSB is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2018, both CSC and CSB met all of their respective capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$16,813	17.6%	N/A		$4,295	4.5%
Tier 1 Risk-Based Capital	19,606	20.5%	N/A		5,726	6.0%
Total Risk-Based Capital	19,628	20.6%	N/A		7,635	8.0%
Tier 1 Leverage	19,606	7.1%	N/A		11,058	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,832	19.7%	$5,233	6.5%	$3,623	4.5%
Tier 1 Risk-Based Capital	15,832	19.7%	6,441	8.0%	4,831	6.0%
Total Risk-Based Capital	15,853	19.7%	8,051	10.0%	6,441	8.0%
Tier 1 Leverage	15,832	7.2%	11,044	5.0%	8,836	4.0%

December 31, 2017
CSC
Common Equity Tier 1 Risk-Based Capital	$14,630	19.3%	N/A		$3,414	4.5%
Tier 1 Risk-Based Capital	17,423	23.0%	N/A		4,552	6.0%
Total Risk-Based Capital	17,452	23.0%	N/A		6,069	8.0%
Tier 1 Leverage	17,423	7.6%	N/A		9,218	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$13,355	20.1%	$4,324	6.5%	$2,993	4.5%
Tier 1 Risk-Based Capital	13,355	20.1%	5,321	8.0%	3,991	6.0%
Total Risk-Based Capital	13,382	20.1%	6,652	10.0%	5,321	8.0%
Tier 1 Leverage	13,355	7.1%	9,462	5.0%	7,569	4.0%
(1) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer above the regulatory minimum capital ratios. The capital conservation buffer was 1.875% in 2018, and became 2.5% on January 1, 2019. If the capital conservation buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. For 2018, the minimum capital requirement plus capital conservation buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 6.375%, 7.875%, and 9.875%, respectively. At December 31, 2018, both CSC’s and CSB’s capital levels exceeded the fully implemented capital conservation buffer requirement.
N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2018, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2018 that management believes have changed CSB’s capital category.

The Federal Reserve requires CSB to maintain reserve balances at the Federal Reserve based on its deposits that are considered to be transaction accounts. CSB’s average reserve requirement was $1.6 billion in 2018 and 2017. In late 2017, Schwab acquired a federal savings bank charter which is now called Charles Schwab Premier Bank (formerly known as Charles Schwab Signature Bank). At December 31, 2018, the balance sheet of Charles Schwab Premier Bank consisted primarily of investment securities, and held total assets of $15.2 billion. Charles Schwab Premier Bank is subject to similar regulatory guidelines and requirements, and seeks to maintain a Tier 1 Leverage Ratio similar to CSB.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Net capital and net capital requirements for CS&Co are as follows:

December 31,	2018	2017
Net capital	$2,304	$2,118
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	436	435
Net capital in excess of required net capital	$1,868	$1,683

In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2018. The SEC Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2018 for CS&Co totaled $16.7 billion. As of January 3, 2019, CS&Co had deposited $3.7 billion of cash and qualified securities into its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2017 for CS&Co totaled $15.3 billion. On January 3, 2018, $704 million of cash and qualified securities was deposited into the segregated reserve accounts.

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

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net Revenues
Net interest revenue	$4,341	$3,231	$2,591	$1,482	$1,051	$731	$5,823	$4,282	$3,322
Asset management and administration fees	2,260	2,344	2,093	969	1,048	962	3,229	3,392	3,055
Trading revenue	475	408	524	288	246	301	763	654	825
Other	245	217	203	72	73	73	317	290	276
Total net revenues	7,321	6,200	5,411	2,811	2,418	2,067	10,132	8,618	7,478
Expenses Excluding Interest	4,145	3,725	3,380	1,425	1,243	1,105	5,570	4,968	4,485
Income before taxes on income	$3,176	$2,475	$2,031	$1,386	$1,175	$962	$4,562	$3,650	$2,993
Capital expenditures	$390	$265	$234	$186	$147	$119	$576	$412	$353
Depreciation and amortization	$186	$203	$180	$120	$66	$54	$306	$269	$234

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

23.	The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2018	2017	2016
Interest revenue	$88	$33	$22
Interest expense	(184)	(114)	(100)
Net interest expense	(96)	(81)	(78)
Other	1	3	1
Expenses excluding interest	(85)	(32)	(21)
Loss before income tax benefit and equity in net income of subsidiaries	(180)	(110)	(98)
Income tax benefit	20	27	34
Loss before equity in net income of subsidiaries	(160)	(83)	(64)
Equity in net income of subsidiaries:
Equity in undistributed net income of subsidiaries	2,590	1,479	1,690
Dividends from bank subsidiaries	750	625	—
Dividends from non-bank subsidiaries	327	333	263
Net Income	3,507	2,354	1,889
Preferred stock dividends and other (1)	178	174	143
Net Income Available to Common Stockholders	$3,329	$2,180	$1,746
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

Condensed Balance Sheets

December 31,	2018	2017
Assets
Cash and cash equivalents	$2,092	$2,825
Receivables from subsidiaries	784	571
Available for sale securities	1,754	573
Held to maturity securities	223	223
Other securities owned — at fair value	109	76
Loans to non-bank subsidiaries	185	448
Investment in non-bank subsidiaries	5,507	5,393
Investment in bank subsidiaries	16,995	13,224
Other assets	228	160
Total assets	$27,877	$23,493
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$379	$276
Payables to subsidiaries	2	—
Long-term debt	6,826	4,692
Total liabilities	7,207	4,968
Stockholders’ equity	20,670	18,525
Total liabilities and stockholders’ equity	$27,877	$23,493

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2018	2017	2016
Cash Flows from Operating Activities
Net income	$3,507	$2,354	$1,889
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed earnings of subsidiaries	(2,590)	(1,479)	(1,690)
Other	13	5	(37)
Net change in:
Other securities owned	(33)	(1)	(10)
Other assets	28	(26)	(27)
Accrued expenses and other liabilities	28	44	30
Net cash provided by (used for) operating activities	953	897	155
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	408	(374)	95
Increase in investments in subsidiaries	(1,188)	(342)	(1,547)
Repayments (Advances) of subordinated loan to CS&Co	(185)	—	465
Purchases of available for sale securities	(1,751)	(201)	(2)
Proceeds from sales of available for sale securities	—	197	2
Principal payments on available for sale securities	573	—	—
Other investing activities	(5)	(6)	(4)
Net cash provided by (used for) investing activities	(2,148)	(726)	(991)
Cash Flows from Financing Activities
Issuance of long-term debt	3,024	2,129	—
Repayment of long-term debt	(900)	(250)	—
Repurchases of common stock	(1,000)	—	—
Net proceeds from preferred stock offerings	—	492	1,316
Redemption of preferred stock	—	(485)	—
Dividends paid	(787)	(592)	(486)
Proceeds from stock options exercised and other	125	171	144
Other financing activities	—	—	44
Net cash provided by (used for) financing activities	462	1,465	1,018
Increase (Decrease) in Cash and Cash Equivalents	(733)	1,636	182
Cash and Cash Equivalents at Beginning of Year	2,825	1,189	1,007
Cash and Cash Equivalents at End of Year	$2,092	$2,825	$1,189

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

24.    Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2018:
Total Net Revenues	$2,669	$2,579	$2,486	$2,398
Total Expenses Excluding Interest	$1,459	$1,360	$1,355	$1,396
Net Income	$935	$923	$866	$783
Net Income Available to Common Stockholders	$885	$885	$813	$746
Weighted-Average Common Shares Outstanding — Basic	1,343	1,351	1,350	1,347
Weighted-Average Common Shares Outstanding — Diluted	1,354	1,364	1,364	1,362
Earnings Per Common Share — Basic	$.66	$.66	$.60	$.55
Earnings Per Common Share — Diluted	$.65	$.65	$.60	$.55
Dividends Declared Per Common Share	$.13	$.13	$.10	$.10
Year Ended December 31, 2017:
Total Net Revenues	$2,242	$2,165	$2,130	$2,081
Total Expenses Excluding Interest	$1,289	$1,220	$1,221	$1,238
Net Income	$597	$618	$575	$564
Net Income Available to Common Stockholders	$550	$575	$530	$525
Weighted-Average Common Shares Outstanding — Basic	1,343	1,339	1,338	1,336
Weighted-Average Common Shares Outstanding — Diluted	1,358	1,353	1,351	1,351
Earnings Per Common Share — Basic	$.41	$.43	$.40	$.39
Earnings Per Common Share — Diluted	$.41	$.42	$.39	$.39
Dividends Declared Per Common Share	$.08	$.08	$.08	$.08

໿
25.    Subsequent Event

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a new Share Repurchase Program to repurchase up to $4.0 billion of common stock, and declared a four cent, or 31%, increase in the quarterly cash dividend to $0.17 per common share. The share repurchase authorization does not have an expiration date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of The Charles Schwab Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 22, 2019

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

The Company’s internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2019 (the Proxy Statement) under “Members of the Board of Directors,” “Corporate Governance,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2018.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	81	Chairman of the Board
Walter W. Bettinger II	58	President and Chief Executive Officer
Marie A. Chandoha	57	Chief Executive Officer – Charles Schwab Investment Management, Inc.
Bernard J. Clark	60	Executive Vice President – Advisor Services
Jonathan M. Craig	47	Senior Executive Vice President
Peter B. Crawford	50	Executive Vice President and Chief Financial Officer
David R. Garfield	62	Executive Vice President, General Counsel and Corporate Secretary
Terri R. Kallsen	50	Executive Vice President – Investor Services
Joseph R. Martinetto	56	Senior Executive Vice President and Chief Operating Officer
Nigel J. Murtagh	55	Executive Vice President – Corporate Risk

Mr. Schwab has been Chairman of the Board and a director of CSC since its incorporation in 1986. He also served as Chief Executive Officer of CSC from 1986 to 1997 and as Co-Chief Executive Officer from 1998 until 2003. He was re-appointed Chief Executive Officer in 2004 and served in that role until 2008. He served as Chairman of the Board and a director of CS&Co until 2018. Mr. Schwab is also Chairman of CSB.

Mr. Bettinger has been President and Chief Executive Officer of CSC since 2008. He serves on the Board of Directors of CSC and CSB, and is Chairman of CS&Co, as well as Chairman and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies and affiliates of CSC. Mr. Bettinger served as President and Chief Operating Officer of CSC from 2007 until 2008 and as Executive Vice President and President – Schwab Investor Services of CSC and CS&Co from 2005 to 2007. Mr. Bettinger joined Schwab in 1995.

Ms. Chandoha has been Chief Executive Officer of CSIM since 2011 and served as President of CSIM from 2011 until October 2018. She serves as a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. On September 25, 2018, Ms. Chandoha announced her decision to retire on March 29, 2019. Ms. Chandoha joined Schwab in 2010.

Mr. Clark has been Executive Vice President – Advisor Services of CSC since 2012. Mr. Clark has served as Executive Vice President – Advisor Services of CS&Co since 2010. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of Charles Schwab & Co., Inc. Mr. Clark joined Schwab in 1998.

Mr. Craig has been Senior Executive Vice President of CSC and CS&Co since 2018. He served as Executive Vice President – Client and Marketing Solutions for CSC from 2017 until 2018 and served as Executive Vice President and Chief Marketing Officer of CS&Co from 2012 until 2018. Mr. Craig joined Schwab in 2000.

Mr. Crawford has been Executive Vice President and Chief Financial Officer of CSC and CS&Co since 2017. Prior to his appointment as Chief Financial Officer, Mr. Crawford was Executive Vice President of Finance from 2015 to 2017. He served as Senior Vice President of Schwab’s asset management and client solutions organization from 2008 to 2015. He has served on the Board of Directors of CS&Co since 2018. Mr. Crawford joined Schwab in 2001.

Mr. Garfield has been Executive Vice President, General Counsel and Corporate Secretary of CSC since 2014 and Executive Vice President and Corporate Secretary of CS&Co since 2015. Mr. Garfield served as Deputy General Counsel of Wells Fargo & Company from 1998 to 2014. Mr. Garfield joined Schwab in 2014.

THE CHARLES SCHWAB CORPORATION

Ms. Kallsen has been Executive Vice President – Investor Services of CSC and CS&Co since 2014. She served as Senior Vice President – Portfolio Consulting of CS&Co from 2012 until 2014 and as Senior Vice President – Branch Network from June 2014 until December 2014. Ms. Kallsen joined Schwab in 2012.

Mr. Martinetto has been Senior Executive Vice President of CSC and CS&Co since 2015, and Chief Operating Officer of CSC and CS&Co since 2018. He served as Chief Financial Officer of CSC and CS&Co from 2007 until 2017, and Executive Vice President of CSC and CS&Co from 2007 until 2015. He also serves on the Board of Directors of CS&Co and CSB. Additionally, Mr. Martinetto is a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. Mr. Martinetto joined Schwab in 1997.

Mr. Murtagh has been Executive Vice President – Corporate Risk of CSC and CS&Co since 2012. He has served as Executive Vice President and Chief Risk Officer of CSB since 2018. He served as Senior Vice President and Chief Credit Officer of CS&Co from 2002 until 2012 and of CSC from 2008 until 2012. Mr. Murtagh joined Schwab in 2000.

THE CHARLES SCHWAB CORPORATION

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2018 Summary Compensation Table,” “Executive Compensation Tables – 2018 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2018 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2018,” “Executive Compensation Tables – 2018 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2018 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3.11
Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, filed as Exhibit 3.11 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

3.14
Fourth Restated Bylaws, as amended on January 27, 2010, of the Registrant, filed as Exhibit 3.14 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

3.15
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of The Charles Schwab Corporation, filed as Exhibit 3.15 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

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

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab.	(1),(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012, filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference.	(2)

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013.	(1),(2)

10.376	Credit Agreement (364 – Day Commitment) dated as of June 2, 2017, between the Registrant and financial institutions therein, filed as Exhibit 10.376 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference.	(2)

10.381	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.381 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.382	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.382 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.383	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.383 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.384	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.384 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.385	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 13, 2017, filed as Exhibit 10.385 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.386	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.386 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.387	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.387 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.388	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.388 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.389	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015, as amended and restated as of December 13, 2017, filed as Exhibit 10.389 to the Registrant’s Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.	(2)

10.390	Summary of Non-Employee Director Compensation, filed as Exhibit 10.390 to the Registrant’s Form 10-k for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.391	2013 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.391 to the Registrant’s Form 8-K dated May 15, 2018, and incorporated herein by reference.	(2)

10.392
Credit Agreement (364 – Day Commitment) dated as of June 1, 2018, between the Registrant and financial institutions therein (supersedes Exhibit 10.376), filed as Exhibit 10.392 to the Registrant’s Form 8-K dated October 31, 2018, and incorporated herein by reference.

10.393	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.387).	(1),(2)

10.394	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.388).	(1),(2)

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2018, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2019.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 22, 2019.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Peter Crawford
Walter W. Bettinger II,	Peter Crawford,
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Chairman of the Board	John K. Adams, Jr., Director

/s/ Joan T. Dea	/s/ Christopher V. Dodds
Joan T. Dea, Director	Christopher V. Dodds, Director

/s/ Stephen A. Ellis	/s/ Mark A. Goldfarb
Stephen A. Ellis, Director	Mark A. Goldfarb, Director

/s/ William S. Haraf	/s/ Frank C. Herringer
William S. Haraf, Director	Frank C. Herringer, Director

/s/ Stephen T. McLin	/s/ Charles A. Ruffel
Stephen T. McLin, Director	Charles A. Ruffel, Director

/s/ Arun Sarin	/s/ Paula A. Sneed
Arun Sarin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther
Roger O. Walther, Director

THE CHARLES SCHWAB CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” which is presented at the consolidated holding company level.

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

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2018			2017			2016
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$17,783	$348	1.93%	$9,931	$109	1.10%	$11,143	$57	0.51%
Cash and investments segregated	11,461	206	1.78%	18,525	166	0.90%	20,104	93	0.46%
Broker-related receivables	303	6	2.09%	430	3	0.70%	558	1	0.22%
Receivables from brokerage clients	19,870	830	4.12%	16,269	575	3.53%	15,001	497	3.31%
Available for sale securities (1)	54,542	1,241	2.26%	53,040	815	1.54%	72,586	883	1.22%
Held to maturity securities	131,794	3,348	2.53%	103,599	2,354	2.27%	57,451	1,402	2.44%
Bank loans (5)	16,554	559	3.37%	15,919	472	2.97%	14,715	400	2.72%
Total interest-earning assets	252,307	6,538	2.57%	217,713	4,494	2.06%	191,558	3,333	1.74%
Other interest revenue		142			130			160
Total interest-earning assets	252,307	6,680	2.63%	217,713	4,624	2.12%	191,558	3,493	1.82%
Noninterest-earning assets (2,3)	11,681			9,968			9,354
Total assets	$263,988			$227,681			$200,912

Liabilities and Stockholders’ Equity:
Bank deposits	$199,139	$545	0.27%	$163,998	$148	0.09%	$141,432	$37	0.03%
Payables to brokerage clients	21,178	56	0.27%	25,403	16	0.06%	26,311	3	0.01%
Short-term borrowings	3,359	54	1.59%	3,503	41	1.17%	1,864	9	0.48%
Long-term debt	5,423	190	3.50%	3,431	119	3.47%	2,876	104	3.62%
Total interest-bearing liabilities	229,099	845	0.37%	196,335	324	0.17%	172,483	153	0.09%
Other interest expense		12			18			18
Noninterest-bearing liabilities (2,4)	14,883			13,787			13,375
Total liabilities (6)	243,982	857	0.34%	210,122	342	0.15%	185,858	171	0.09%
Stockholders’ equity (2)	20,006			17,559			15,054
Total liabilities and stockholders’ equity	$263,988			$227,681			$200,912

Net interest revenue		$5,823			$4,282			$3,322
Net yield on interest-earning assets			2.29%			1.97%			1.73%
(1) Amounts calculated based on amortized cost.
(2) Average balance calculation based on month end balances.
(3) Noninterest-earning assets include equipment, office facilities, and property – net, goodwill, and other assets that do not generate interest income.
(4) Noninterest-bearing liabilities consist of other liabilities that do not generate interest expense.
(5) Includes average principal balances of nonaccrual loans.
(6) Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2018 Compared to 2017 Increase (Decrease) Due to Change in:			2017 Compared to 2016 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$86	$153	$239	$(6)	$58	$52
Cash and investments segregated	(64)	104	40	(7)	80	73
Broker-related receivables	(1)	4	3	—	2	2
Receivables from brokerage clients	127	128	255	42	36	78
Available for sale securities (2)	23	403	426	(238)	170	(68)
Held to maturity securities	640	354	994	1,126	(174)	952
Bank loans (3)	19	68	87	33	39	72
Other interest revenue	—	12	12	—	(30)	(30)
Total interest-earning assets	$830	$1,226	$2,056	$950	$181	$1,131
Interest-bearing sources of funds:
Bank deposits	$32	$365	$397	$7	$104	$111
Payables to brokerage clients	(3)	43	40	—	13	13
Short-term borrowings	(2)	15	13	8	24	32
Long-term debt	69	2	71	20	(5)	15
Other interest expense	—	(6)	(6)	—	—	—
Total sources on which interest is paid	96	419	515	35	136	171
Change in net interest revenue	$734	$807	$1,541	$915	$45	$960
Changes that are not due solely to volume or rate have been allocated to rate.
(1) Includes deposits with banks and short-term investments.
(2) Amounts have been calculated based on amortized cost.
(3) Includes average principal balances of nonaccrual loans.

໿

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities for 2016 are as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$33,167	$120	$92	$33,195
Asset-backed securities	20,520	29	214	20,335
Corporate debt securities	9,850	20	18	9,852
U.S. Treasury securities	8,679	3	59	8,623
Certificates of deposit	2,070	2	1	2,071
U.S. agency notes	1,915	—	8	1,907
U.S. state and municipal securities	1,167	2	46	1,123
Commercial paper	214	—	—	214
Non-agency commercial mortgage-backed securities	45	—	—	45
Total available for sale securities	$77,627	$176	$438	$77,365
Held to maturity securities:
U.S. agency mortgage-backed securities	$72,439	$324	$1,086	$71,677
Non-agency commercial mortgage-backed securities	997	11	4	1,004
Asset-backed securities	941	—	—	941
Corporate debt securities	436	—	—	436
U.S. Treasury securities	223	—	4	219
Commercial paper	99	—	—	99
U.S. state and municipal securities	68	1	1	68
Total held to maturity securities	$75,203	$336	$1,095	$74,444

For additional information on 2018 and 2017 investments, see Item 8 – Note 6.

As of December 31, 2018, in addition to holdings of securities issued by the U.S. Government and U.S. Government agencies and corporations, the Company’s holdings of investment securities from single issuers with aggregate book values in excess of ten percent of stockholders’ equity are detailed in the table below. These securities have performed in a manner consistent with the investment securities portfolio as a whole.

Issuer	Aggregate Amortized Cost	Aggregate Fair Value
Discover Card Execution Note Trust (1)	$2,300	$2,295
American Express Credit Account Master Trust Class A(1)	$2,251	$2,241
Capital One Multi-Asset Execution Trust Class A(1)	$2,140	$2,140
(1) Included in AFS and HTM securities in the Company’s consolidated balance sheets.

໿

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

4.	Cross-border Holdings

The below information describes Schwab’s cross-border holdings, based on fair value, as of December 31, 2018, 2017, and 2016. Such holdings, by country, that exceed 0.75% of total assets are disclosed separately.

December 31, 2018	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$2,793	$—	$2,793	0.9%
Total	$2,793	$—	$2,793

There were no cross-border holdings that exceeded 0.75% of total assets at December 31, 2017.

December 31, 2016	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$1,784	$110	$1,894	0.8%
Total	$1,784	$110	$1,894

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

5.	Bank Loans and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2018	2017	2016	2015	2014
First Mortgages	$10,384	$10,016	$9,134	$8,334	$8,127
HELOCs	1,505	1,943	2,350	2,735	2,955
Pledged asset lines	4,561	4,369	3,851	3,232	2,320
Other	180	176	94	64	39
Total bank loans	$16,630	$16,504	$15,429	$14,365	$13,441

An analysis of nonaccrual loans is as follows:

December 31,	2018	2017	2016	2015	2014
Nonaccrual loans	$21	$28	$26	$28	$35
Average nonaccrual loans	$25	$27	$27	$30	$39

There were no loans accruing interest that were contractually 90 days or more past due as of any period presented.

Changes in the allowance for loan losses were as follows:

December 31,	2018	2017	2016	2015	2014
Balance at beginning of year	$26	$26	$31	$42	$48
Charge-offs	(1)	(3)	(2)	(3)	(5)
Recoveries	2	3	2	3	3
Provision for loan losses	(6)	—	(5)	(11)	(4)
Balance at end of year	$21	$26	$26	$31	$42

The maturities of the loan portfolio are as follows:

December 31, 2018	Within 1 year	After 1 year through 5 years	After 5 years	Total
First Mortgages (1)	$—	$—	$10,384	$10,384
HELOCs (2)	760	291	454	1,505
Pledged asset lines	679	3,869	13	4,561
Other	6	169	5	180
Total	$1,445	$4,329	$10,856	$16,630
(1) Maturities are based upon the contractual terms of the loans.
(2) Maturities are based on an initial draw period of ten years.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2018	After 1 year
Loans with floating or adjustable interest rates	$14,175
Loans with predetermined interest rates	1,010
Total	$15,185

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

6.	Summary of Loan Loss on Banking Loans Experience

December 31,	2018	2017	2016	2015	2014
Average loans	$16,554	$15,919	$14,715	$13,973	$12,906
Allowance to year end loans	.13%	.16%	.17%	.21%	.31%
Allowance to nonperforming loans	100%	93%	101%	110%	120%
Nonperforming assets to average loans and real estate owned	.14%	.20%	.21%	.26%	.31%

7.	Bank Deposits

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total deposits from banking clients:

December 31,	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$184,039	0.28%	$148,679	0.09%	$126,719	0.02%
Interest-bearing demand deposits	15,100	0.25%	15,319	0.14%	14,713	0.07%
Total	$199,139		$163,998		$141,432

At December 31, 2018, there were no certificates of deposit of $100,000 or more included in bank deposits.

8.	Ratios

December 31,	2018	2017	2016
Return on average total stockholders’ equity	17.53%	13.41%	12.55%
Return on average total assets	1.33%	1.03%	0.94%
Average total stockholders’ equity as a percentage of average total assets	7.58%	7.71%	7.49%
Dividend payout ratio (1)	18.78%	19.88%	20.61%
Note: Average balance calculations based on month end balances.

(1)	Dividends declared per common share divided by diluted EPS.