Form 10-Q
period 2019-03-31
SCHWAB CHARLES CORP
filed 2019-05-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock – $.01 par value per share	SCHW	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 6.00% Non-Cumulative Preferred Stock, Series C	SCHW PrC	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 5.95% Non-Cumulative Preferred Stock, Series D	SCHW PrD	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,335,009,396 shares of $.01 par value Common Stock Outstanding on April 30, 2019

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

Part I – FINANCIAL INFORMATION

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Charles Schwab Corporation (CSC) is a savings and loan holding company and engages, through its subsidiaries, in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services.

Significant business subsidiaries of CSC include the following:

•	Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;

•	Charles Schwab Bank (CSB), a federal savings bank; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $3.59 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Form 10-K).

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website also includes the Dodd-Frank stress test results, our regulatory capital disclosures based on Basel III, and our quarterly average liquidity coverage ratio. The SEC maintains a website at https://www.sec.gov that contains reports, proxy statements, and other information that we file electronically with the SEC.

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
These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•
Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value (see Introduction in Part I, Item 2);

•	Ongoing investments to drive efficiency and scale (see Overview);

•	Capital returns to stockholders (see Overview);

•	2019 capital expenditures (see Results of Operations);

•
The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 2);

•	The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Item 1 – Note 10); and

•	The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 10 and Legal Proceedings in Part II, Item 1).

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

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2018 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarters of 2019 and 2018 are:

	Three Months Ended March 31,		Percent Change
	2019	2018
Client Metrics
Net new client assets (in billions) (1)	$51.7	$(18.8)	N/M
Core net new client assets (in billions)	$51.7	$65.6	(21)%
Client assets (in billions, at quarter end)	$3,585.4	$3,305.4	8%
Average client assets (in billions)	$3,465.7	$3,382.1	2%
New brokerage accounts (in thousands)	386	443	(13)%
Active brokerage accounts (in thousands, at quarter end)	11,787	11,005	7%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,871.2	$1,717.6	9%
Client cash as a percentage of client assets (at quarter end)	11.3%	11.0%
Company Financial Metrics
Total net revenues	$2,723	$2,398	14%
Total expenses excluding interest	1,459	1,396	5%
Income before taxes on income	1,264	1,002	26%
Taxes on income	300	219	37%
Net income	$964	$783	23%
Preferred stock dividends and other	39	37	5%
Net income available to common stockholders	$925	$746	24%
Earnings per common share — diluted	$.69	$.55	25%
Net revenue growth from prior year	14%	15%
Pre-tax profit margin	46.4%	41.8%
Return on average common stockholders’ equity	20%	18%
Expenses excluding interest as a percentage of average client assets (annualized)	0.17%	0.17%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.2%	7.5%
(1) The three months ended March 31, 2018 includes outflows of $84.4 billion from certain mutual fund clearing services clients.
N/M Not meaningful.

Net income for the first quarter of 2019 grew $181 million, or 23%, from the same period in 2018, driven primarily by growth in net interest revenue and disciplined expense management during a mixed geopolitical and economic environment. Total net revenues rose by $325 million, or 14%, primarily due to an increase of $418 million, or 33%, in net interest revenue resulting from improvement in our net interest margin following the Federal Reserve’s four rate hikes in 2018, as well as higher interest-earning assets stemming from the transfer of sweep money market funds to bank and broker-dealer sweep, and client cash allocations. Asset management and administration fees decreased $96 million, or 11%, mainly as a result of lower money market fund revenue as we executed on sweep transfers. Trading revenue declined by 8% as client trading activity remained strong, but below the volume seen in the first quarter of 2018.

Total expenses excluding interest grew $63 million, or 5%, inclusive of hiring to support the Company’s expanding client base and ongoing investments in projects to further drive efficiency and scale. Our disciplined expense management helped produce a 900 basis point gap between year-over-year revenue and expense growth, and a 46.4% pre-tax profit margin for the first quarter of 2019.

Clients opened 386,000 new brokerage accounts during the first quarter of 2019, and the number of active brokerage accounts totaled 11.8 million at March 31, 2019. Core net new assets gathered during the first quarter of 2019 were $51.7 billion, representing a 6% annualized growth rate, and total client assets grew 8% year-over-year to reach $3.59 trillion at quarter end.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

During the first quarter of 2019, we continued to emphasize effective balance sheet management, transferring $11.6 billion from sweep money market funds to bank and broker-dealer sweep. In April 2019, we completed all remaining planned transfers. In January 2019, we announced a 31% increase in our dividend to $0.17 per common share, and a $4 billion stock repurchase authorization, which we expect to access in coming quarters to return excess capital to stockholders. We finished the first quarter of 2019 with a Tier 1 Leverage Ratio of 7.2%, and we achieved a 20% return on equity for the third consecutive quarter.

RESULTS OF OPERATIONS

Total Net Revenues

The following table presents a comparison of revenue by category:

		2019		2018
Three Months Ended March 31,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	41%	$1,998	73%	$1,421	59%
Interest expense	101%	(317)	(11)%	(158)	(6)%
Net interest revenue	33%	1,681	62%	1,263	53%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	(18)%	414	16%	504	21%
Advice solutions	(1)%	278	10%	282	12%
Other (1)	(3)%	63	2%	65	3%
Asset management and administration fees	(11)%	755	28%	851	36%
Trading revenue
Commissions	(14)%	163	6%	189	7%
Principal transactions	83%	22	1%	12	1%
Trading revenue	(8)%	185	7%	201	8%
Other	23%	102	3%	83	3%
Total net revenues	14%	$2,723	100%	$2,398	100%
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2019			2018
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$24,983	$151	2.42%	$17,084	$66	1.53%
Cash and investments segregated	13,533	83	2.44%	13,969	48	1.37%
Broker-related receivables	257	2	2.75%	287	1	1.32%
Receivables from brokerage clients	18,972	214	4.52%	18,872	179	3.79%
Available for sale securities (1)	66,853	451	2.70%	50,371	240	1.91%
Held to maturity securities	132,427	916	2.77%	121,412	721	2.38%
Bank loans	16,578	149	3.61%	16,456	130	3.19%
Total interest-earning assets	273,603	1,966	2.88%	238,451	1,385	2.33%
Other interest revenue		32			36
Total interest-earning assets	$273,603	$1,998	2.92%	$238,451	$1,421	2.39%
Funding sources
Bank deposits	$219,987	$226	0.42%	$176,988	$64	0.15%
Payables to brokerage clients	22,184	23	0.43%	22,469	7	0.14%
Short-term borrowings (2)	30	—	2.48%	12,170	47	1.55%
Long-term debt	6,845	62	3.61%	4,392	37	3.37%
Total interest-bearing liabilities	249,046	311	0.51%	216,019	155	0.29%
Non-interest-bearing funding sources	24,557			22,432
Other interest expense		6			3
Total funding sources	$273,603	$317	0.46%	$238,451	$158	0.27%
Net interest revenue		$1,681	2.46%		$1,263	2.12%
(1) Amounts have been calculated based on amortized cost.
(2) Interest expense was less than $500,000 in the three months ended March 31, 2019.

Net interest revenue increased $418 million, or 33%, in the first quarter of 2019 compared to the same period in 2018, primarily due to higher interest rates and growth in interest-earning assets.
Our net interest margin improved to 2.46% during the first quarter of 2019, up from 2.12% a year earlier, as a result of the Federal Reserve’s 2018 interest rate increases, partially offset by higher interest rates paid on bank deposits and other interest-bearing liabilities.
Average interest earning assets were 15% higher during the first quarter of 2019 compared to the same period in 2018. This increase primarily reflects higher bank deposits due to transfers from sweep money market funds to bank sweep, and changes in client cash allocations, partially offset by client purchases of investment products. Federal Home Loan Bank (FHLB) advances were used to provide temporary funding for investments ahead of deposit growth during the first quarter of 2018; there were no FHLB borrowings in the first quarter of 2019.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2019			2018
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$158,268	$122	0.31%	$156,362	$182	0.47%
Schwab equity and bond funds, ETFs, and CTFs (1)	244,314	70	0.12%	212,519	74	0.14%
Mutual Fund OneSource® and other non-transaction fee funds	187,223	147	0.32%	222,669	178	0.32%
Other third-party mutual funds and ETFs (2)	452,461	75	0.07%	319,722	70	0.09%
Total mutual funds, ETFs, and CTFs (1,3)	$1,042,266	414	0.16%	$911,272	$504	0.22%
Advice solutions (3)
Fee-based	$230,394	278	0.49%	$224,760	282	0.51%
Non-fee-based	66,756	—	—	59,762	—	—
Total advice solutions	$297,150	278	0.38%	$284,522	282	0.40%
Other balance-based fees (1,4)	392,191	52	0.05%	410,443	55	0.05%
Other (5)		11			10
Total asset management and administration fees		$755			$851
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other balance-based fees. Prior periods have been recast to reflect this change.
(2) Includes Schwab ETF OneSource™.
(3) Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(4) Includes various asset-related fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(5) Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees decreased by $96 million, or 11%, compared to the same period in 2018. This decrease was due to lower sweep money market fund revenue as a result of transfers to bank sweep, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®. Part of the decline was offset by revenue from growing asset balances in purchased money market funds and other third-party mutual funds and ETFs.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 45% of the asset management and administration fees earned during the first quarter of 2019, compared to 51% for the same period in 2018:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs (1)		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$153,472	$163,650	$209,471	$196,784	$180,532	$225,202
Net inflows (outflows)	5,152	(19,122)	7,248	8,785	(6,206)	(4,929)
Net market gains (losses) and other	1,045	467	24,168	(2,378)	20,790	1,341
Balance at end of period	$159,669	$144,995	$240,887	$203,191	$195,116	$221,614
(1) Beginning in the first quarter of 2019, CTFs are included in these balances. Prior periods have been recast to reflect this change.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended March 31,		Percent Change
	2019	2018
Daily average revenue trades (DARTs) (in thousands)	418	462	(10)%
Clients’ daily average trades (in thousands)	777	812	(4)%
Number of trading days	61.0	61.0	—
Daily average revenue per revenue trade	$7.19	$7.24	(1)%
Trading revenue	$185	$201	(8)%
DART volumes decreased 10% in the first quarter of 2019 compared to the same period in 2018, while daily average revenue per revenue trade remained relatively consistent. This led to a decrease in trading revenue of $16 million, or 8%.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Other revenue increased $19 million, or 23%, in the first quarter of 2019 compared to the same period in 2018 primarily due to a gain from the assignment of leased office space. Order flow revenue was $32 million and $38 million during the first quarters of 2019 and 2018, respectively. This decrease was primarily due to lower volume of trades.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2019	2018
Compensation and benefits
Salaries and wages	$476	$411	16%
Incentive compensation	216	212	2%
Employee benefits and other	158	147	7%
Total compensation and benefits	$850	$770	10%
Professional services	170	156	9%
Occupancy and equipment	131	122	7%
Advertising and market development	69	73	(5)%
Communications	62	62	—
Depreciation and amortization	83	73	14%
Regulatory fees and assessments	32	51	(37)%
Other	62	89	(30)%
Total expenses excluding interest	$1,459	$1,396	5%
Expenses as a percentage of total net revenues
Compensation and benefits	31%	32%
Advertising and market development	3%	3%
Full-time equivalent employees (in thousands)
At quarter end	20.0	18.2	10%
Average	19.9	18.0	11%
Total compensation and benefits increased in the first quarter of 2019 compared to the same period in 2018, primarily due to an increase in employee headcount to support our expanding client base.

Professional services expense increased in the first quarter of 2019 compared to the same period in 2018, primarily due to overall growth in the business and investments in projects to further drive efficiency and scale.
Occupancy and equipment expense increased in the first quarter of 2019 compared to the same period in 2018, primarily due to an increase in software maintenance expenses and additional licenses to support growth in the business.
Depreciation and amortization expenses grew in the first quarter of 2019 compared to the same period in 2018, primarily due to higher amortization of internally developed software associated with continued investments in software and technology enhancements.
Regulatory fees and assessments decreased in the first quarter of 2019 compared to the same period in 2018, primarily due to a decrease in FDIC insurance assessments resulting from the elimination of the FDIC surcharge in the fourth quarter of 2018.

Other expenses decreased in the first quarter of 2019 compared to the same period in 2018, primarily due to lower bad debt expense.

Capital expenditures were $181 million and $135 million in the first quarters of 2019 and 2018, respectively. The increase in capital expenditures from the prior year was primarily due to the expansion of our campuses in the U.S. We anticipate capital expenditures for full-year 2019 will reach approximately 7-9% of total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

Taxes on income were $300 million and $219 million for the first quarters of 2019 and 2018, respectively, resulting in effective income tax rates on income before taxes of 23.7% and 21.9%, respectively. The increase in the effective tax rate was primarily due to a decrease in equity compensation benefit in the first quarter of 2019 compared to the same period in 2018, as well as state-related tax benefits recognized during the first quarter of 2018.

Segment Information

Financial information for our segments is presented in the following table:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2019	2018	Percent Change	2019	2018	Percent Change	2019	2018
Net Revenues
Net interest revenue	25%	$1,195	$957	59%	$486	$306	33%	$1,681	$1,263
Asset management and administration fees	(10)%	533	593	(14)%	222	258	(11)%	755	851
Trading revenue	(13)%	111	127	—	74	74	(8)%	185	201
Other	13%	72	64	58%	30	19	23%	102	83
Total net revenues	10%	1,911	1,741	24%	812	657	14%	2,723	2,398
Expenses Excluding Interest	2%	1,062	1,042	12%	397	354	5%	1,459	1,396
Income before taxes on income	21%	$849	$699	37%	$415	$303	26%	$1,264	$1,002

Investor Services

Total net revenues grew by 10% in the first quarter of 2019 compared to the same period in 2018, primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margin and higher interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®.

Expenses excluding interest increased by 2% in the first quarter of 2019 compared to the same period in 2018, primarily due to higher compensation and benefits due to increased headcount to support our expanding client base. This increase in expense was partially offset by a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018 and lower bad debt expense.
Advisor Services
Total net revenues grew by 24% in the first quarter of 2019 compared to the same period in 2018, primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margin and higher interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®.

Expenses excluding interest increased by 12% in the first quarter of 2019 compared to the same period in 2018, primarily due to higher compensation and benefits due to increased headcount to support our expanding client base. This increase in expense was partially offset by lower bad debt expense and a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RISK MANAGEMENT

Schwab’s business activities expose us to a variety of risks, including operational, credit, market, liquidity, and compliance risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. For a discussion of our risk management programs, see Item 7 – Risk Management in the 2018 Form 10-K.

Net Interest Revenue Simulation

Schwab’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall. For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation includes all interest-sensitive assets and liabilities. Key variables in the simulation include the repricing of financial instruments, prepayment, reinvestment, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning March 31, 2019 and December 31, 2018 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2019	December 31, 2018
Increase of 100 basis points	5.1%	4.4%
Decrease of 100 basis points	(5.4)%	(4.9)%

Liquidity Risk

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

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, a buffer of highly liquid investments, including U.S. Treasury notes, is also maintained.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at March 31, 2019:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$36,122
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,432
Unsecured commercial paper (2)	CSC	—	750
Committed, unsecured credit facility with various external banks	CSC	—	750
Federal Reserve Bank discount window (3)	Banking subsidiaries	—	8,446
(1) Amounts available are dependent on the amount of First Mortgages, HELOCs, and the fair value of certain investment securities that are pledged as collateral.
(2) CSC has authorization from its Board of Directors to issue Commercial Paper Notes to not exceed $1.5 billion. Management has set a current limit not to exceed the amount of the committed, unsecured credit facility.
(3) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch).
The Company was subject to, and was in compliance with, the modified liquidity coverage ratio (LCR) rule at March 31, 2019. The table below presents information about our average LCR:

Average for the Three Months Ended March 31, 2019

Total eligible high quality liquid assets	$38,797
Net cash outflows (1)	$34,992
LCR	111%
(1) This amount represents modified net cash outflows as defined by the LCR rule, which requires that high quality liquid assets (HQLA) cover 70% of total stressed net cash outflows.

As Schwab’s consolidated balance sheet assets were above $250 billion at December 31, 2018, Schwab became subject to the full LCR rule on April 1, 2019.
Borrowings
The following are details of the Senior Notes:

March 31, 2019	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$6,881	2020 - 2029	3.42%	A2	A	A

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2018 Form 10-K and in Item 1 – Note 15. As of March 31, 2019, CSC and CSB are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (1)		December 31, 2018
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$21,625	$15,744	$20,670	$15,615
Less:
Preferred stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$18,832	$15,744	$17,877	$15,615
Less:
Goodwill, net of associated deferred tax liabilities	$1,188	$13	$1,188	$13
Other intangible assets, net of associated deferred tax liabilities	118	—	125	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	3	1	3	1
AOCI adjustment (1)	—	—	(252)	(231)
Common Equity Tier 1 Capital	$17,523	$15,730	$16,813	$15,832
Tier 1 Capital	$20,316	$15,730	$19,606	$15,832
Total Capital	20,338	15,751	19,628	15,853
Risk-Weighted Assets	88,362	76,114	95,441	80,513
Total Leverage Exposure (1)	287,713	229,292	N/A	N/A
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.8%	20.7%	17.6%	19.7%
Tier 1 Capital/Risk-Weighted Assets	23.0%	20.7%	20.5%	19.7%
Total Capital/Risk-Weighted Assets	23.0%	20.7%	20.6%	19.7%
Tier 1 Leverage Ratio	7.2%	7.0%	7.1%	7.2%
Supplementary Leverage Ratio (1)	7.1%	6.9%	N/A	N/A
(1) Beginning in 2019, CSC and CSB are subject to the “advanced approaches” framework under the Basel III capital rule. As a result, we are now required to include all components of accumulated other comprehensive income (AOCI) in regulatory capital and report our supplementary leverage ratio, which is calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes all on-balance sheet assets and certain off-balance sheet exposures, including unused commitments. Prior to 2019, CSC and CSB elected to opt-out of the requirement to include most components of AOCI in Common Equity Tier 1 Capital; the amounts and ratios for December 31, 2018 are presented on this basis.
N/A Not applicable.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Office of the Comptroller of the Currency and the Federal Reserve to declare dividends to CSC.

Schwab’s primary broker-dealer subsidiary, CS&Co, is subject to regulatory requirements of the Uniform Net Capital Rule. At March 31, 2019, CS&Co was in compliance with its net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 1 – Note 15 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On January 30, 2019, the Board of Directors of the Company declared a four cent, or 31%, increase in the quarterly cash dividend to $.17 per common share.

Cash dividends paid and per share amounts for the first three months of 2019 and 2018 are as follows:

	2019		2018
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$228	$.17	$136	$.10
Series A Preferred Stock (1)	14	35.00	14	35.00
Series C Preferred Stock (2)	9	15.00	9	15.00
Series D Preferred Stock (2)	11	14.88	11	14.88
Series E Preferred Stock (3)	14	2,312.50	14	2,312.50
Series F Preferred Stock (4)	—	—	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.
N/A Not applicable.

OTHER

Foreign Holdings
At March 31, 2019, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2019, the fair value of these holdings totaled $7.0 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.0 billion, Sweden at $1.0 billion, and Canada at $0.8 billion.
In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab has indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. Certain of the Funds’ positions include certificates of deposit, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Schwab had outstanding margin loans to foreign residents of $631 million at March 31, 2019.

Off-Balance Sheet Arrangements
Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Note 5, Note 6, Note 8, Note 10, and Note 11, and Item 8 – Note 14 in the 2018 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2018 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2019.

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Revenues
Interest revenue	$1,998	$1,421
Interest expense	(317)	(158)
Net interest revenue	1,681	1,263
Asset management and administration fees	755	851
Trading revenue	185	201
Other	102	83
Total net revenues	2,723	2,398
Expenses Excluding Interest
Compensation and benefits	850	770
Professional services	170	156
Occupancy and equipment	131	122
Advertising and market development	69	73
Communications	62	62
Depreciation and amortization	83	73
Regulatory fees and assessments	32	51
Other	62	89
Total expenses excluding interest	1,459	1,396
Income before taxes on income	1,264	1,002
Taxes on income	300	219
Net Income	964	783
Preferred stock dividends and other (1)	39	37
Net Income Available to Common Stockholders	$925	$746
Weighted-Average Common Shares Outstanding:
Basic	1,333	1,347
Diluted (2)	1,344	1,362
Earnings Per Common Shares Outstanding:
Basic	$.69	$.55
Diluted (2)	$.69	$.55
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 16 million and 11 million shares for the first quarters of 2019 and 2018, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$964	$783
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	227	(108)
Other reclassifications included in other revenue	(1)	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	12	9
Other comprehensive income (loss), before tax	238	(99)
Income tax effect	(57)	24
Other comprehensive income (loss), net of tax	181	(75)
Comprehensive Income	$1,145	$708

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$32,558	$27,938
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $6,861 at March 31, 2019 and $7,195 at December 31, 2018)	13,924	13,563
Receivables from brokers, dealers, and clearing organizations	616	553
Receivables from brokerage clients — net	20,529	21,651
Other securities owned — at fair value	521	539
Available for sale securities	60,005	66,578
Held to maturity securities	132,420	144,009
Bank loans — net	16,510	16,609
Equipment, office facilities, and property — net	1,813	1,769
Goodwill	1,227	1,227
Other assets	2,692	2,046
Total assets	$282,815	$296,482
Liabilities and Stockholders’ Equity
Bank deposits	$219,454	$231,423
Payables to brokers, dealers, and clearing organizations	1,602	1,831
Payables to brokerage clients	29,701	32,726
Accrued expenses and other liabilities	3,604	2,954
Long-term debt	6,829	6,878
Total liabilities	261,190	275,812
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,548	4,499
Retained earnings	18,017	17,329
Treasury stock, at cost — 153,141,949 shares at March 31, 2019 and 155,116,695 shares at December 31, 2018	(3,677)	(3,714)
Accumulated other comprehensive income (loss)	(71)	(252)
Total stockholders’ equity	21,625	20,670
Total liabilities and stockholders’ equity	$282,815	$296,482

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2017	$2,793	1,488	$15	$4,353	$14,408	$(2,892)	$(152)	$18,525
Adoption of accounting standards	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	783	—	—	783
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(75)	(75)
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.10 per share	—	—	—	—	(135)	—	—	(135)
Stock option exercises and other	—	—	—	(12)	—	61	—	49
Share-based compensation	—	—	—	47	—	—	—	47
Other	—	—	—	9	—	(6)	—	3
Balance at March 31, 2018	$2,793	1,488	$15	$4,397	$15,222	$(2,837)	$(260)	$19,330

Balance at December 31, 2018	$2,793	1,488	$15	$4,499	$17,329	$(3,714)	$(252)	$20,670
Net income	—	—	—	—	964	—	—	964
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	181	181
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.17 per share	—	—	—	—	(228)	—	—	(228)
Stock option exercises and other	—	—	—	(14)	—	40	—	26
Share-based compensation	—	—	—	53	—	—	—	53
Other	—	—	—	10	(14)	(3)	—	(7)
Balance at March 31, 2019	$2,793	1,488	$15	$4,548	$18,017	$(3,677)	$(71)	$21,625

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$964	$783
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	56	50
Depreciation and amortization	83	73
Premium amortization, net, on available for sale and held to maturity securities	68	96
Other	33	36
Net change in:
Investments segregated and on deposit for regulatory purposes	(1,520)	853
Receivables from brokers, dealers, and clearing organizations	(61)	(245)
Receivables from brokerage clients	1,121	(595)
Other securities owned	18	39
Other assets	(15)	(16)
Payables to brokers, dealers, and clearing organizations	(229)	(325)
Payables to brokerage clients	(3,025)	(155)
Accrued expenses and other liabilities	(88)	(346)
Net cash provided by (used for) operating activities	(2,595)	248
Cash Flows from Investing Activities
Purchases of available for sale securities	(1,132)	(4,631)
Proceeds from sales of available for sale securities	10,652	—
Principal payments on available for sale securities	6,039	2,695
Purchases of held to maturity securities	(1,235)	(8,235)
Principal payments on held to maturity securities	3,996	3,548
Net increase in bank loans	81	74
Purchases of equipment, office facilities, and property	(139)	(122)
Purchases of Federal Home Loan Bank stock	(2)	—
Proceeds from sales of Federal Home Loan Bank stock	—	172
Other investing activities	25	(40)
Net cash provided by (used for) investing activities	18,285	(6,539)
Cash Flows from Financing Activities
Net change in bank deposits (1)	(11,969)	20,528
Net change in short-term borrowings	—	(15,000)
Repayment of long-term debt	—	(627)
Dividends paid	(276)	(184)
Proceeds from stock options exercised	26	49
Other financing activities	(10)	(10)
Net cash provided by (used for) financing activities	(12,229)	4,756
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	3,461	(1,535)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	38,227	19,160
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$41,688	$17,625

Continued on following page

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page

	Three Months Ended March 31,
	2019	2018
Supplemental Cash Flow Information
Non-cash investing activity:
Securities purchased during the period but settled after period end	$—	$160
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$52	$—
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$336	$169
Income taxes	$23	$3
Amounts included in the measurement of lease liabilities (2)	$32	N/A
Leased assets obtained in exchange for new operating lease liabilities (2)	$28	N/A

	March 31, 2019	March 31, 2018
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (3)
Cash and cash equivalents	$32,558	$14,145
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	9,130	3,480
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$41,688	$17,625
(1) Includes transfers from other sweep features to bank sweep of $10.2 billion and $24.9 billion for the three months ended March 31, 2019 and 2018, respectively.
(2) These amounts are presented beginning in 2019 as part of the adoption of ASU 2016-02. See Notes 2 and 9 for additional information related to this adoption.
(3) For more information on the nature of restrictions on restricted cash and cash equivalents see Note 15.
N/A Not applicable

See Notes to Condensed Consolidated Financial Statements.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

1.    Introduction and Basis of Presentation
The Charles Schwab Corporation (CSC) is a savings and loan holding company and engages, through its subsidiaries, in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services.

Significant business subsidiaries of CSC include the following:

•	Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;

•	Charles Schwab Bank (CSB), a federal savings bank; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2018 Form 10-K.
The significant accounting policies are included in Note 2 in the 2018 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2019, except as described in Note 2 below.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

2.    New Accounting Standards

Adoption of New Accounting Standards

Standard	Description	Date of Adoption	Effects on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”
Amends the accounting for leases by lessees and lessors. The primary change from the new guidance is the recognition of right-of-use (ROU) assets and lease liabilities by lessees for those leases classified as operating leases. Additional changes include accounting for lease origination and executory costs, required lessee reassessments during the lease term due to changes in circumstances, and expanded lease disclosures.
Adoption provides for modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements in which the entity first applies the new standard or, optionally, through another transition method by which a cumulative-effect adjustment is recorded to retained earnings as of the beginning of the period of adoption. Certain transition relief is permitted if elected by the entity.
January 1, 2019
The Company adopted the new lease accounting guidance as of January 1, 2019 under the optional transition method provided electing not to recast its comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption resulted in a gross up of the consolidated balance sheet due to recognition of ROU assets and lease liabilities primarily related to the CS&Co leases of office space and branches. The amounts were based on the present value of our remaining operating lease payments. The Company’s ROU assets and related lease liabilities upon adoption were $596 million and $662 million, respectively. Further details on the impact of adoption are included below in this Note as well as in Note 9.

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
January 1, 2019
The Company adopted this guidance as of January 1, 2019 using the modified retrospective method. Adoption resulted in an immaterial cumulative-effect adjustment to retained earnings as of the date of adoption.

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12)
This ASU amends hedge accounting guidance to better align hedge accounting with risk management activities, while reducing the complexity of applying and reporting on hedge accounting. In addition, for a closed pool of prepayable financial assets, entities will be able to hedge an amount that is not expected to be affected by prepayments, defaults and other events under the “last-of-layer” method. The guidance also permits a one-time reclassification of debt securities eligible to be hedged under the “last-of-layer” method from held to maturity (HTM) to available for sale (AFS) upon adoption.
January 1, 2019
The Company adopted this ASU on January 1, 2019. As part of its adoption, the Company made a one-time election to reclassify a portion of its HTM securities eligible to be hedged under the “last-of-layer” method to AFS. As of January 1, 2019, the securities reclassified had a fair value of $8.8 billion and resulted in a net of tax increase to AOCI of $19 million. The adoption of this standard had no other impact on the Company’s financial statements.

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
January 1, 2020 (early adoption permitted)
The Company continues to evaluate the impact of this guidance on its financial statements. The Company expects that its allowance for credit losses will increase when CECL is adopted, primarily due to an incremental allowance that will be recorded on its HTM corporate debt securities. The incremental allowance at adoption is expected to be immaterial, but the extent of the impact of adoption will depend on, among other things, the economic environment and the size and type of loan and securities portfolios held by the Company on the date of adoption.
A large portion of the securities in the Company’s portfolio will have zero expectation of credit losses based on industry views and regulatory guidance for U.S. Treasury and certain government agency-backed securities. Further, we expect to apply the practical expedient based on continuous collateral replenishment to the Company’s pledged asset lines (PALs) and margin loans.
The Company has substantially developed its credit loss estimation methods for the securities in its portfolio that do not have zero expectation of credit losses, including corporate debt securities and structured products. Our focus during the remainder of 2019 is on continuing the development of policies and processes that will be required to implement CECL, testing and validation of credit loss estimation methods, and performance of CECL parallel runs.

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

January 1, 2020 (early adoption permitted)
Historically, Schwab has expensed implementation costs as they are incurred for CCAs that are service contracts. Therefore, adopting this guidance will change the Company’s accounting treatment for these types of implementation costs. The Company plans to adopt this guidance on a prospective basis and continues to evaluate the impacts of this guidance on its financial statements, including EPS.

The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of ASU 2016-02, Leases (Topic 842) were as follows:

	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Assets
Other assets (1)	$2,046	$588	$2,634
Liabilities
Accrued expenses and other liabilities (2)	$2,954	$588	$3,542
(1) The adoption adjustment is comprised of two parts: 1) an increase of $596 million for the recognition of the January 1, 2019 ROU asset and 2) an $8 million decrease related to prepaid rent and initial direct costs, which were reclassified to the ROU asset upon adoption of ASU 2016-02.
(2) The adoption adjustment is comprised of two parts: 1) an increase of $662 million for the recognition of the January 1, 2019 lease liability and 2) a $74 million decrease related to deferred rent and lease incentives, which were reclassified to the ROU asset upon adoption of ASU 2016-02.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2019	2018
Net interest revenue
Interest revenue	$1,998	$1,421
Interest expense	(317)	(158)
Net interest revenue	1,681	1,263
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	414	504
Advice solutions	278	282
Other (1)	63	65
Asset management and administration fees	755	851
Trading revenue
Commissions	163	189
Principal transactions	22	12
Trading revenue	185	201
Other	102	83
Total net revenues	$2,723	$2,398
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 16. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Contract balances
Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606) were $315 million at March 31, 2019 and $307 million at December 31, 2018 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of March 31, 2019.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$31,010	$154	$72	$31,092
U.S. Treasury securities	10,343	1	69	10,275
Asset-backed securities (1)	8,423	22	6	8,439
Corporate debt securities (2)	6,499	37	4	6,532
Certificates of deposit	3,138	8	—	3,146
U.S. agency notes	250	—	1	249
Commercial paper (2,3)	209	—	—	209
Foreign government agency securities	50	—	—	50
Non-agency commercial mortgage-backed securities	13	—	—	13
Total available for sale securities	$59,935	$222	$152	$60,005
Held to maturity securities
U.S. agency mortgage-backed securities	$106,532	$536	$1,146	$105,922
Asset-backed securities (1)	18,465	67	27	18,505
Corporate debt securities (2)	4,479	12	14	4,477
U.S. state and municipal securities	1,313	69	—	1,382
Non-agency commercial mortgage-backed securities	1,145	10	5	1,150
U.S. Treasury securities	223	—	2	221
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	1	49
Other	13	—	—	13
Total held to maturity securities	$132,420	$695	$1,195	$131,920

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$25,594	$44	$82	$25,556
U.S. Treasury securities	18,410	—	108	18,302
Asset-backed securities (1)	10,086	14	15	10,085
Corporate debt securities (2)	7,477	10	20	7,467
Certificates of deposit	3,682	4	1	3,685
U.S. agency notes	900	—	2	898
Commercial paper (2,3)	522	—	—	522
Foreign government agency securities	50	—	1	49
Non-agency commercial mortgage-backed securities	14	—	—	14
Total available for sale securities	$66,735	$72	$229	$66,578
Held to maturity securities
U.S. agency mortgage-backed securities	$118,064	$217	$2,188	$116,093
Asset-backed securities (1)	18,502	83	39	18,546
Corporate debt securities (2)	4,477	2	47	4,432
U.S. state and municipal securities	1,327	24	3	1,348
Non-agency commercial mortgage-backed securities	1,156	3	17	1,142
U.S. Treasury securities	223	—	6	217
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	1	49
Other	10	—	—	10
Total held to maturity securities	$144,009	$330	$2,301	$142,038
(1) Approximately 39% and 36% of asset-backed securities held as of March 31, 2019 and December 31, 2018, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 41% and 42% of the asset-backed securities held as of March 31, 2019 and December 31, 2018, respectively.
(2) As of March 31, 2019 and December 31, 2018, approximately 25% and 26%, respectively, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry. Approximately 14% and 18% of the holdings of these securities were issued by institutions in the information technology industry as of March 31, 2019 and December 31, 2018, respectively.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $4.3 billion and $4.9 billion of AFS commercial paper as of March 31, 2019 and December 31, 2018, respectively. These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

On January 1, 2019 the Company transferred certain U.S. agency mortgage-backed securities with a fair value of $8.8 billion from the HTM category to the AFS category as permitted by ASU 2017-12. For additional information on the transfer, see Notes 2 and 14.

At March 31, 2019, our banking subsidiaries had pledged securities with a fair value of $27.9 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Certain banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve Bank discount window, and had pledged securities with a fair value of $8.4 billion as collateral for this facility at March 31, 2019. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $916 million at March 31, 2019.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than		12 months
	12 months		or longer		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$9,897	$40	$5,204	$32	$15,101	$72
U.S. Treasury securities	1,139	1	8,509	68	9,648	69
Asset-backed securities	1,586	1	761	5	2,347	6
Corporate debt securities	802	2	544	2	1,346	4
U.S. agency notes	—	—	249	1	249	1
Total	$13,424	$44	$15,267	$108	$28,691	$152
Held to maturity securities
U.S. agency mortgage-backed securities	$6,515	$28	$64,563	$1,118	$71,078	$1,146
Asset-backed securities	7,285	25	376	2	7,661	27
Corporate debt securities	743	4	2,383	10	3,126	14
Non-agency commercial mortgage-backed securities	—	—	697	5	697	5
U.S. Treasury securities	—	—	221	2	221	2
Foreign government agency securities	—	—	50	1	50	1
Total	$14,543	$57	$68,290	$1,138	$82,833	$1,195
Total securities with unrealized losses (1)	$27,967	$101	$83,557	$1,246	$111,524	$1,347

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$9,529	$32	$4,257	$50	$13,786	$82
U.S. Treasury securities	4,951	6	7,037	102	11,988	108
Asset-backed securities	4,050	9	837	6	4,887	15
Corporate debt securities	3,561	19	254	1	3,815	20
Certificates of deposit	1,217	1	150	—	1,367	1
U.S. agency notes	195	—	304	2	499	2
Foreign government agency securities	—	—	49	1	49	1
Total	$23,503	$67	$12,888	$162	$36,391	$229
Held to maturity securities
U.S. agency mortgage-backed securities	$29,263	$222	$56,435	$1,966	$85,698	$2,188
Asset-backed securities	6,795	35	376	4	7,171	39
Corporate debt securities	2,909	29	1,066	18	3,975	47
U.S. state and municipal securities	77	2	18	1	95	3
Non-agency commercial mortgage-backed securities	283	2	632	15	915	17
U.S. Treasury securities	—	—	218	6	218	6
Foreign government agency securities	—	—	49	1	49	1
Total	$39,327	$290	$58,794	$2,011	$98,121	$2,301
Total securities with unrealized losses (2)	$62,830	$357	$71,682	$2,173	$134,512	$2,530
(1) The number of investment positions with unrealized losses totaled 412 for AFS securities and 1,302 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 441 for AFS securities and 1,524 for HTM securities.

At March 31, 2019, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Management evaluates whether investment securities are other-than-temporarily impaired (OTTI) on a quarterly basis as described in Note 2 in the 2018 Form 10-K. No amounts were recognized as OTTI in earnings or other comprehensive income during the three months ended March 31, 2019 or the year ended December 31, 2018. As of March 31, 2019 and December 31, 2018, Schwab did not hold any securities on which OTTI was previously recognized.

In the table below, mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM securities are as follows:

March 31, 2019	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$96	$2,434	$12,315	$16,247	$31,092
U.S. Treasury securities	6,289	3,986	—	—	10,275
Asset-backed securities	5	7,284	841	309	8,439
Corporate debt securities	1,471	5,061	—	—	6,532
Certificates of deposit	1,439	1,707	—	—	3,146
U.S. agency notes	249	—	—	—	249
Commercial paper	209	—	—	—	209
Foreign government agency securities	—	50	—	—	50
Non-agency commercial mortgage-backed securities	—	—	—	13	13
Total fair value	$9,758	$20,522	$13,156	$16,569	$60,005
Total amortized cost	$9,773	$20,516	$13,179	$16,467	$59,935
Held to maturity securities
U.S. agency mortgage-backed securities	$205	$15,176	$32,437	$58,104	$105,922
Asset-backed securities	—	2,362	8,896	7,247	18,505
Corporate debt securities	705	3,180	592	—	4,477
U.S. state and municipal securities	—	92	345	945	1,382
Non-agency commercial mortgage-backed securities	—	362	—	788	1,150
U.S. Treasury securities	—	—	221	—	221
Certificates of deposit	201	—	—	—	201
Foreign government agency securities	—	49	—	—	49
Other	—	—	—	13	13
Total fair value	$1,111	$21,221	$42,491	$67,097	$131,920
Total amortized cost	$1,114	$21,212	$42,433	$67,661	$132,420

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended March 31,

	2019	2018
Proceeds	$10,652	$—
Gross realized gains	3	—
Gross realized losses	2	—

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

March 31, 2019	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans – net
First Mortgages (1,2)	$10,354	$22	$—	$14	$36	$10,390	$14	$10,376
HELOCs (1,2)	1,380	4	2	8	14	1,394	5	1,389
Pledged asset lines	4,571	4	1	—	5	4,576	—	4,576
Other	171	—	—	—	—	171	2	169
Total bank loans	$16,476	$30	$3	$22	$55	$16,531	$21	$16,510

December 31, 2018
First Mortgages (1,2)	$10,349	$21	$2	$12	$35	$10,384	$14	$10,370
HELOCs (1,2)	1,493	3	1	8	12	1,505	5	1,500
Pledged asset lines	4,558	3	—	—	3	4,561	—	4,561
Other	180	—	—	—	—	180	2	178
Total bank loans	$16,580	$27	$3	$20	$50	$16,630	$21	$16,609
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $72 million and $73 million at March 31, 2019 and December 31, 2018, respectively.
(2) At March 31, 2019 and December 31, 2018, 47% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2019 or December 31, 2018.

At March 31, 2019, CSB had pledged $10.9 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Substantially all of the bank loans were collectively evaluated for impairment at both March 31, 2019 and December 31, 2018.

Changes in the allowance for loan losses were as follows:

	March 31, 2019				March 31, 2018
Three Months Ended	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$14	$5	$2	$21	$16	$8	$2	$26
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	1	—	1	—	—	—	—
Provision for loan losses	—	(1)	—	(1)	1	(1)	1	1
Balance at end of period	$14	$5	$2	$21	$17	$7	$3	$27
(1) All pledged asset lines (PALs) were fully collateralized by securities with fair values in excess of borrowings as of each period presented.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of impaired bank loan-related assets is as follows:

	March 31, 2019	December 31, 2018
Nonaccrual loans (1)	$22	$21
Other real estate owned (2)	4	3
Total nonperforming assets	26	24
Troubled debt restructurings	3	4
Total impaired assets	$29	$28
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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

March 31, 2019	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,322	777	0.07%
>70% – <90%	1,065	771	0.33%
>90% – <100%	2	691	—
>100%	1	756	—
Total	$10,390	776	0.09%
HELOCs
Estimated Current LTV (1)
<70%	$1,302	770	0.18%
>70% – <90%	83	752	0.94%
>90% – <100%	6	739	0.49%
>100%	3	695	5.98%
Total	$1,394	769	0.23%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$4,576	765	—

December 31, 2018	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,396	776	0.04%
>70% – <90%	985	769	0.41%
>90% – <100%	2	717	—
>100%	1	753	—
Total	$10,384	775	0.07%
HELOCs
Estimated Current LTV (1)
<70%	$1,416	770	0.13%
>70% – <90%	80	752	0.60%
>90% – <100%	6	729	3.36%
>100%	3	702	—
Total	$1,505	769	0.17%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$4,561	766	—
(1) Represents the LTV for the full line of credit (drawn and undrawn).

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

March 31, 2019	First Mortgages	HELOCs
Year of origination
Pre-2015	$2,202	$1,036
2015	1,007	98
2016	2,539	90
2017	2,319	96
2018	1,941	68
2019	382	6
Total	$10,390	$1,394
Origination FICO
<620	$4	$—
620 – 679	80	7
680 – 739	1,629	267
>740	8,677	1,120
Total	$10,390	$1,394
Origination LTV
<70%	$7,817	$987
>70% – <90%	2,568	401
>90% – <100%	5	6
Total	$10,390	$1,394

December 31, 2018	First Mortgages	HELOCs
Year of origination
Pre-2015	$2,387	$1,140
2015	1,050	106
2016	2,606	95
2017	2,366	99
2018	1,975	65
Total	$10,384	$1,505
Origination FICO
<620	$5	$—
620 – 679	83	8
680 – 739	1,626	282
>740	8,670	1,215
Total	$10,384	$1,505
Origination LTV
<70%	$7,815	$1,064
>70% – <90%	2,564	434
>90% – <100%	5	7
Total	$10,384	$1,505
At March 31, 2019, First Mortgage loans of $9.4 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 30% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2019	Balance
Converted to an amortizing loan by period end	$640
Within 1 year	66
> 1 year – 3 years	98
> 3 years – 5 years	173
> 5 years	417
Total	$1,394
At March 31, 2019, $1.1 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2019, the borrowers on approximately 51% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of March 31, 2019 and December 31, 2018, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act-related investments and most of those are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties. CSB receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2019			December 31, 2018
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$406	$200	$406	$338	$188	$338
Other CRA investments (2)	77	—	124	70	—	124
Total	$483	$200	$530	$408	$188	$462
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. During the three months ended March 31, 2019 and year ended December 31, 2018, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2019 and 2022.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2019	December 31, 2018
Interest-bearing deposits:
Deposits swept from brokerage accounts	$200,337	$212,311
Checking	12,661	12,523
Savings and other	5,577	5,827
Total interest-bearing deposits	218,575	230,661
Non-interest-bearing deposits	879	762
Total bank deposits	$219,454	$231,423

8.    Borrowings

CSC’s Senior Notes are unsecured obligations and rank equally with the other unsecured senior debt. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of March 31, 2019 and December 31, 2018:

	Date of	Principal Amount Outstanding
	Issuance	March 31, 2019	December 31, 2018
Fixed-rate Senior Notes:
4.450% due July 22, 2020	07/22/10	$700	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	600
Total Senior Notes		6,881	6,881
5.450% Finance lease obligation (1)	06/04/04	—	52
Unamortized discount — net		(14)	(15)
Debt issuance costs		(38)	(40)
Total long-term debt		$6,829	$6,878
(1) The finance lease obligation was extinguished through an assignment agreement during the first quarter of 2019.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Annual maturities on long-term debt outstanding at March 31, 2019 are as follows:

Maturities
2019	$—
2020	700
2021	1,200
2022	256
2023	800
Thereafter	3,925
Total maturities	6,881
Unamortized discount — net	(14)
Debt issuance costs	(38)
Total long-term debt	$6,829
Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of March 31, 2019 and December 31, 2018, the collateral pledged provided a total borrowing capacity of $36.1 billion and $35.5 billion, respectively, of which no amounts were outstanding at the end of either period.
As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $34 million at March 31, 2019 and $32 million at December 31, 2018.

9.    Leases

The Company has operating leases for corporate offices, branch locations, and server equipment and determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease liability may include payments that depend on a rate or index (such as the Consumer Price Index), measured using the rate or index at the commencement date. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable. These payments are not recognized as part of the lease liability and are expensed in the period incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We have lease agreements with lease and non-lease components. For the majority of our leases (real estate leases), the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. We have not elected the practical expedient for equipment leases and account for lease and non-lease components separately for those classes of leases.
As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include periods covered by options to extend when it is reasonably certain that we will exercise those options. The lease terms may also include periods covered by options to terminate when it is reasonably certain that we will not exercise that option.
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not have any finance leases and had an immaterial amount of sublease income for all periods presented.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table details the amounts and locations of lease assets and liabilities on the condensed consolidated balance sheet:

Leases	Balance Sheet Classification	March 31, 2019
Assets
Operating lease assets	Other assets	$597
Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$663
The components of lease expense are as follows:

Three Months Ended
Lease Cost	March 31, 2019
Operating lease cost (1)	$33
Variable lease cost (2)	$11
(1) Includes short-term leases, which are immaterial.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that would be reflected in the lease liability and what is actually incurred.

The following tables present supplemental lease information as of March 31, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.33
Weighted-average discount rate	3.51%

Maturity of Lease Liabilities	Operating Leases (1)
2019	$92
2020	127
2021	104
2022	83
2023	76
After 2023	280
Total lease payments	762
Less: Interest	99
Present value of lease liabilities	$663
(1) Operating lease payments exclude $45 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases will commence between 2019 and 2020 with lease terms of five years to 16 years.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

In accordance with the disclosure requirements for our adoption of ASU 2016-02, the Company is presenting the operating leases commitment table as of December 31, 2018. The following table is unchanged from the disclosure in Note 14 in the 2018 Form 10-K:

	Operating Leases	Subleases	Net
2019	$131	$4	$127
2020	125	4	121
2021	101	4	97
2022	79	2	77
2023	72	1	71
Thereafter	282	—	282
Total	$790	$15	$775

10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $411 million and $513 million during the first quarters of 2019 and 2018, respectively. CSB purchased HELOCs with commitments of $62 million and $107 million during the first quarters of 2019 and 2018, respectively.
The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	March 31, 2019	December 31, 2018
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$11,424	$11,046
Commitments to purchase First Mortgage loans	390	268
Total	$11,814	$11,314
Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At March 31, 2019, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at March 31, 2019. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.
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

Predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; and potential opportunities for settlement and the status of any settlement

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

discussions. It may not be reasonably possible to estimate a range of potential liability until the matter is closer to resolution – pending, for example, further proceedings, the outcome of key motions or appeals, or discussions among the parties. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

Schwab believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below is a certain matter in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. Unless otherwise noted, the Company is unable to provide a reasonable estimate of any potential liability given the stage of proceedings in the matter. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear reasonably possible that the outcome of any such matter would be material to the financial condition, operating results, or cash flows of the Company.

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

11.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $281 million and $99 million at March 31, 2019 and December 31, 2018, respectively. All of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at March 31, 2019 and December 31, 2018:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
March 31, 2019
Assets
Resale agreements (1)	$6,861	$—	$6,861	$—	$(6,861)	(2)	$—
Securities borrowed (3)	287	—	287	(287)	—		—
Total	$7,148	$—	$7,148	$(287)	$(6,861)		$—
Liabilities
Securities loaned (4,5)	$1,443	$—	$1,443	$(287)	$(1,058)		$98
Total	$1,443	$—	$1,443	$(287)	$(1,058)		$98

December 31, 2018
Assets
Resale agreements (1)	$7,195	$—	$7,195	$—	$(7,195)	(2)	$—
Securities borrowed (3)	101	—	101	(98)	(3)		—
Total	$7,296	$—	$7,296	$(98)	$(7,198)		$—
Liabilities
Securities loaned (4,5)	$1,184	$—	$1,184	$(98)	$(975)		$111
Total	$1,184	$—	$1,184	$(98)	$(975)		$111
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At March 31, 2019 and December 31, 2018, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $7.0 billion and $7.4 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2019 and December 31, 2018.
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

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

	March 31, 2019	December 31, 2018
Fair value of client securities available to be pledged	$25,744	$26,628
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	1,618	2,315
Fulfillment of client short sales	1,861	1,292
Securities lending to other broker-dealers	1,178	974
Total collateral pledged	$4,657	$4,581
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $161 million as of March 31, 2019 and $97 million as of December 31, 2018.

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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Note 2 in the 2018 Form 10-K. We did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the three months ended March 31, 2019, or the year ended December 31, 2018. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2019 or December 31, 2018.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

March 31, 2019	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$650	$—	$—	$650
Commercial paper	—	4,265	—	4,265
Total cash equivalents	650	4,265	—	4,915
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,147	—	1,147
U.S. Government securities	—	3,342	—	3,342
Total investments segregated and on deposit for regulatory purposes	—	4,489	—	4,489
Other securities owned:
Equity and bond mutual funds	422	—	—	422
State and municipal debt obligations	—	39	—	39
Equity, U.S. Government and corporate debt, and other securities	3	44	—	47
Schwab Funds® money market funds	13	—	—	13
Total other securities owned	438	83	—	521
Available for sale securities:
U.S. agency mortgage-backed securities	—	31,092	—	31,092
U.S. Treasury securities	—	10,275	—	10,275
Asset-backed securities	—	8,439	—	8,439
Corporate debt securities	—	6,532	—	6,532
Certificates of deposit	—	3,146	—	3,146
U.S. agency notes	—	249	—	249
Commercial paper	—	209	—	209
Foreign government agency securities	—	50	—	50
Non-agency commercial mortgage-backed securities	—	13	—	13
Total available for sale securities	—	60,005	—	60,005
Total	$1,088	$68,842	$—	$69,930

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$27,643	$—	$27,643	$—	$27,643
Cash and investments segregated and on deposit for regulatory purposes	9,421	—	9,421	—	9,421
Receivables from brokers, dealers, and clearing organizations	616	—	616	—	616
Receivables from brokerage clients — net	20,519	—	20,519	—	20,519
Held to maturity securities:
U.S. agency mortgage-backed securities	106,532	—	105,922	—	105,922
Asset-backed securities	18,465	—	18,505	—	18,505
Corporate debt securities	4,479	—	4,477	—	4,477
U.S. state and municipal securities	1,313	—	1,382	—	1,382
Non-agency commercial mortgage-backed securities	1,145	—	1,150	—	1,150
U.S. Treasury securities	223	—	221	—	221
Certificates of deposit	200	—	201	—	201
Foreign government agency securities	50	—	49	—	49
Other	13	—	13	—	13
Total held to maturity securities	132,420	—	131,920	—	131,920
Bank loans — net:
First Mortgages	10,376	—	10,283	—	10,283
HELOCs	1,389	—	1,471	—	1,471
Pledged asset lines	4,576	—	4,576	—	4,576
Other	169	—	169	—	169
Total bank loans — net	16,510	—	16,499	—	16,499
Other assets	535	—	535	—	535
Total	$207,664	$—	$207,153	$—	$207,153
Liabilities
Bank deposits	$219,454	$—	$219,454	$—	$219,454
Payables to brokers, dealers, and clearing organizations	1,602	—	1,602	—	1,602
Payables to brokerage clients	29,701	—	29,701	—	29,701
Accrued expenses and other liabilities	1,330	—	1,330	—	1,330
Long-term debt	6,829	—	6,959	—	6,959
Total	$258,916	$—	$259,046	$—	$259,046

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

13.    Stockholders’ Equity
On January 30, 2019, CSC publicly announced that its Board of Directors authorized a new Share Repurchase Program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the three months ended March 31, 2019.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2019	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	Shares Issued and Outstanding (In thousands) at			Carrying Value at
	March 31, 2019 (1)	December 31, 2018 (1)		March 31, 2019	December 31, 2018	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793
(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

14.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2019			2018
Three Months Ended March 31,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$227	$(54)	$173	$(108)	$26	$(82)
Other reclassifications included in other revenue	(1)	—	(1)	—	—	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	12	(3)	9	9	(2)	7
Other comprehensive income (loss)	$238	$(57)	$181	$(99)	$24	$(75)
AOCI balances are as follows:

Total AOCI
Balance at December 31, 2017	$(152)
Adoption of accounting standards	(33)
Available for sale securities:
Net unrealized gain (loss)	(82)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	7
Balance at March 31, 2018	(260)

Balance at December 31, 2018	(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	154
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	19
Other reclassifications included in other revenue	(1)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	9
Balance at March 31, 2019	$(71)
(1) As part of the adoption of ASU 2017-12, in the first quarter of 2019, the Company made a one-time election to transfer a portion of its HTM securities to AFS. The transfer resulted in a net of tax increase to AOCI of $19 million. See Notes 2 and 4 for additional discussion on the transfer of HTM securities to AFS.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Regulatory Requirements

At March 31, 2019, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$17,523	19.8%	N/A		$3,976	4.5%
Tier 1 Risk-Based Capital	20,316	23.0%	N/A		5,302	6.0%
Total Risk-Based Capital	20,338	23.0%	N/A		7,069	8.0%
Tier 1 Leverage	20,316	7.2%	N/A		11,263	4.0%
Supplementary Leverage Ratio (1)	20,316	7.1%	N/A		8,631	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,730	20.7%	$4,947	6.5%	$3,425	4.5%
Tier 1 Risk-Based Capital	15,730	20.7%	6,089	8.0%	4,567	6.0%
Total Risk-Based Capital	15,751	20.7%	7,611	10.0%	6,089	8.0%
Tier 1 Leverage	15,730	7.0%	11,168	5.0%	8,934	4.0%
Supplementary Leverage Ratio (1)	15,730	6.9%	N/A	N/A	6,879	3.0%

December 31, 2018
CSC
Common Equity Tier 1 Risk-Based Capital	$16,813	17.6%	N/A		$4,295	4.5%
Tier 1 Risk-Based Capital	19,606	20.5%	N/A		5,726	6.0%
Total Risk-Based Capital	19,628	20.6%	N/A		7,635	8.0%
Tier 1 Leverage	19,606	7.1%	N/A		11,058	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,832	19.7%	$5,233	6.5%	$3,623	4.5%
Tier 1 Risk-Based Capital	15,832	19.7%	6,441	8.0%	4,831	6.0%
Total Risk-Based Capital	15,853	19.7%	8,051	10.0%	6,441	8.0%
Tier 1 Leverage	15,832	7.2%	11,044	5.0%	8,836	4.0%
(1) Beginning in 2019, CSC and CSB are subject to the “advanced approaches” framework under the Basel III capital rule. As a result, we are now required to include all components of AOCI in regulatory capital and report our supplementary leverage ratio, which is calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes all on-balance sheet assets and certain off-balance sheet exposures, including unused commitments. Prior to 2019, CSC and CSB elected to opt-out of the requirement to include most components of AOCI in Common Equity Tier 1 Capital; the amounts and ratios for December 31, 2018 are presented on this basis.
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and, beginning in 2019, a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer became 2.5% on January 1, 2019 (1.875% at December 31, 2018). At March 31, 2019, the countercyclical capital buffer was zero percent. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2019 the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2019, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2019 that management believes have changed CSB’s capital category.

In late 2017, Schwab acquired a federal savings bank charter which is now called Charles Schwab Premier Bank. At March 31, 2019, the balance sheet of Charles Schwab Premier Bank consisted primarily of investment securities, and held total assets of $14.4 billion. Charles Schwab Premier Bank is subject to similar regulatory guidelines and requirements, and seeks to maintain a Tier 1 Leverage Ratio similar to CSB.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Net capital and net capital requirements for CS&Co are as follows:

	March 31, 2019	December 31, 2018
Net Capital	$2,370	$2,304
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	411	436
Net Capital in excess of required net capital	$1,959	$1,868
In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at March 31, 2019. The SEC Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

16.    Segment Information
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
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2019	2018	2019	2018	2019	2018
Net Revenues
Net interest revenue	$1,195	$957	$486	$306	$1,681	$1,263
Asset management and administration fees	533	593	222	258	755	851
Trading revenue	111	127	74	74	185	201
Other	72	64	30	19	102	83
Total net revenues	1,911	1,741	812	657	2,723	2,398
Expenses Excluding Interest	1,062	1,042	397	354	1,459	1,396
Income before taxes on income	$849	$699	$415	$303	$1,264	$1,002

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 10.

Item 1A.     Risk Factors

During the first three months of 2019, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2018 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the first quarter of 2019.

THE CHARLES SCHWAB CORPORATION

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2019 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	—	$—	$—	$4,000
Employee transactions (1)	3	$41.59	N/A	N/A
February:
Share repurchase program	—	$—	$—	$4,000
Employee transactions (1)	3	$47.12	N/A	N/A
March:
Share repurchase program	—	$—	$—	$4,000
Employee transactions (1)	209	$46.76	N/A	N/A
Total:
Share repurchase program	—	$—	$—	$4,000
Employee Transactions (1)	215	$46.70	N/A	N/A
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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2019 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 8, 2019	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer