Form 10-Q
period 2019-06-30
SCHWAB CHARLES CORP
filed 2019-08-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                        Accelerated Filer ☐
Non-accelerated filer☐                        Smaller reporting company ☐
Emerging growth company ☐

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
1,307,183,112 shares of $.01 par value Common Stock Outstanding on July 31, 2019

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $3.70 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “expand,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.
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

•	Ongoing investments to drive efficiency and scale (see Overview);

•	Capital returns to stockholders (see Overview);

•	The acquisition of assets of USAA’s Investment Management Company (USAA-IMCO) and entering into a referral agreement (see Overview);

•	2019 capital expenditures (see Results of Operations);

•	The phase-out of the use of LIBOR (see Risk Management);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations, and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advisory solutions and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new products, services, and capabilities, as well as implement infrastructure, in a timely and successful manner;

•	The timing and the ability of us and USAA-IMCO to satisfy the closing conditions in the purchase agreement, including regulatory approvals and the implementation of conversion plans;

•	The timing of campus expansion work and technology projects;

•	Adverse developments in litigation or regulatory matters and any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2018 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarters and first six months of 2019 and 2018 are:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Client Metrics
Net new client assets (in billions) (1)	$37.2	$43.9	(15)%	$88.9	$25.1	N/M
Core net new client assets (in billions)	$37.2	$53.4	(30)%	$88.9	$119.0	(25)%
Client assets (in billions, at quarter end)	$3,702.4	$3,397.0	9%
Average client assets (in billions)	$3,631.1	$3,370.4	8%	$3,548.4	$3,376.2	5%
New brokerage accounts (in thousands)	386	384	1%	772	827	(7)%
Active brokerage accounts (in thousands, at quarter end)	11,967	11,202	7%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,938.2	$1,768.7	10%
Client cash as a percentage of client assets (at quarter end)	10.9%	10.7%
Company Financial Metrics
Total net revenues	$2,681	$2,486	8%	$5,404	$4,884	11%
Total expenses excluding interest	1,445	1,355	7%	2,904	2,751	6%
Income before taxes on income	1,236	1,131	9%	2,500	2,133	17%
Taxes on income	299	265	13%	599	484	24%
Net income	937	866	8%	1,901	1,649	15%
Preferred stock dividends and other	50	53	(6)%	89	90	(1)%
Net income available to common stockholders	$887	$813	9%	$1,812	$1,559	16%
Earnings per common share — diluted	$.66	$.60	10%	$1.35	$1.14	18%
Net revenue growth from prior year	8%	17%		11%	16%
Pre-tax profit margin	46.1%	45.5%		46.3%	43.7%
Return on average common stockholders’ equity	19%	19%		20%	19%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.16%		0.17%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.3%	7.6%
(1) Includes outflows of $9.5 billion and $93.9 billion in the second quarter and first six months of 2018, respectively, from certain mutual fund clearing services clients.
N/M Not meaningful.

During the first half of 2019, the Company and our clients faced a challenging mix of geopolitical, economic, and market dynamics, including a lower interest rate environment relative to the end of 2018. Net income for the second quarter and first six months of 2019 grew by 8% and 15%, respectively, compared with the same periods in 2018, primarily as a result of growth in net interest revenue and disciplined expense management. Total net revenues increased 8% and 11% during the second quarter and first six months of 2019, respectively, from the comparable periods in 2018, primarily driven by growth in net interest revenue, which totaled $1.6 billion and $3.3 billion during the second quarter and first six months of 2019, respectively. The second quarter and first six months increases in net interest revenue of 14% and 23%, respectively, were primarily the result of higher interest-earning assets related to the transfer of sweep money market fund balances to bank and broker-dealer sweep, as well as year-over-year improvement in our net interest margin, resulting from the Federal Reserve’s four rate hikes in 2018.

Asset management and administration fees decreased 3% and 7% during the second quarter and first six months of 2019, respectively, relative to the comparable periods in 2018, as a result of lower money market fund revenue due to the transfer of sweep money market funds to bank and broker-dealer sweep, as well as ongoing declines in Mutual Fund OneSource® balances. Trading revenue decreased 3% and 6% during the second quarter and first six months of 2019, respectively, compared with the same periods in 2018, due primarily to lower average revenue per revenue trade.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total expenses excluding interest increased 7% and 6% during the second quarter and first six months of 2019, respectively, compared with the same periods in 2018, reflecting our planned growth in staffing and our investments to drive efficiency and scale as we support our expanding client base. Our ongoing focus on driving efficiency while managing our spending in a disciplined manner resulted in a ratio of expenses to client assets at 16 bps and 17 bps for the second quarter and first six months of the year, respectively.

Clients opened 386,000 brokerage accounts during the second quarter of 2019, bringing new accounts to 772,000 for the first six months of 2019, and helping push active accounts to 12 million by quarter-end, up 7% from June 30, 2018. Core net new assets of $37.2 billion during the second quarter of 2019 brought our first-half total to $88.9 billion, representing an annualized organic growth rate of 5% for the first six months of 2019 despite seasonal tax outflows in April. Total client assets rose to $3.70 trillion as of June 30, 2019, representing an increase of $305.4 billion, or 9% from June 30, 2018.

During the second quarter and first six months of 2019, we continued to emphasize effective balance sheet management. During the second quarter, we issued $600 million in senior notes with a 10-year maturity. Additionally, during the second quarter and first six months of 2019, we transferred approximately $190 million and $11.8 billion, respectively, from sweep money market fund balances to bank and broker-dealer sweep, marking the completion of a 12-year process during which we moved approximately $130 billion. With sweep transfers done, tax season disbursement and some further client sorting between invested and transactional cash allocations contributed to consolidated balance sheet assets declining by $6.5 billion during the second quarter to $276.3 billion. Consistent with our intent to return excess capital to stockholders, we completed $1.2 billion of share repurchases during the second quarter of 2019 under our existing $4.0 billion authorization. We ended the second quarter of 2019 with a Tier 1 Leverage Ratio of 7.3%, and we produced a return on equity of 19% for the second quarter of 2019, marking our fifth consecutive quarter of at least 19%.

Subsequent Event

On July 25, 2019, the Company announced a definitive agreement to acquire assets of USAA-IMCO, including over one million brokerage and managed portfolio accounts with approximately $90 billion in client assets for $1.8 billion in cash. The two companies have also agreed to enter into a long-term referral agreement, effective at closing of the acquisition, that would make Schwab the exclusive wealth management and brokerage provider for USAA members. The transaction is expected to close in 2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2019		2018
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	21%	$1,927	72%	$1,590	64%
Interest expense	74%	(318)	(12)%	(183)	(7)%
Net interest revenue	14%	1,609	60%	1,407	57%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	(9)%	428	16%	469	19%
Advice solutions	4%	295	11%	283	11%
Other (1)	2%	63	2%	62	3%
Asset management and administration fees	(3)%	786	29%	814	33%
Trading revenue
Commissions	(1)%	155	5%	157	6%
Principal transactions	(17)%	19	1%	23	1%
Trading revenue	(3)%	174	6%	180	7%
Other	32%	112	5%	85	3%
Total net revenues	8%	$2,681	100%	$2,486	100%

		2019		2018
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	30%	$3,925	73%	$3,011	62%
Interest expense	86%	(635)	(12)%	(341)	(7)%
Net interest revenue	23%	3,290	61%	2,670	55%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	(13)%	842	16%	973	20%
Advice solutions	1%	573	11%	565	12%
Other (1)	(1)%	126	2%	127	2%
Asset management and administration fees	(7)%	1,541	29%	1,665	34%
Trading revenue
Commissions	(8)%	318	6%	346	7%
Principal transactions	17%	41	1%	35	1%
Trading revenue	(6)%	359	7%	381	8%
Other	27%	214	3%	168	3%
Total net revenues	11%	$5,404	100%	$4,884	100%
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities and loans, and changes in prepayment levels for mortgage-related securities and loans. Interest rates across maturities declined during the first six months of 2019 relative to the end of 2018. During the second quarter, to maintain our overall targeted interest rate risk profile, we began positioning the securities in our banking entities’ investment portfolios to include a higher percentage of fixed-rate, longer duration investments to lower our interest rate sensitivities to further declines in market interest rates.

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2019			2018
Three Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$26,146	$158	2.39%	$12,764	$57	1.80%
Cash and investments segregated	14,588	89	2.41%	11,825	50	1.68%
Broker-related receivables (1)	199	—	1.38%	378	2	1.58%
Receivables from brokerage clients	19,423	217	4.42%	19,775	204	4.09%
Available for sale securities (2)	56,020	386	2.74%	52,682	291	2.19%
Held to maturity securities	132,738	899	2.70%	129,825	812	2.49%
Bank loans	16,560	148	3.58%	16,530	138	3.32%
Total interest-earning assets	265,674	1,897	2.84%	243,779	1,554	2.54%
Other interest revenue		30			36
Total interest-earning assets	$265,674	$1,927	2.88%	$243,779	$1,590	2.60%
Funding sources
Bank deposits	$210,811	$224	0.43%	$193,029	$117	0.24%
Payables to brokerage clients	23,034	24	0.42%	21,729	14	0.26%
Short-term borrowings (1)	3	—	2.68%	1,429	7	1.94%
Long-term debt	7,090	63	3.58%	4,961	43	3.47%
Total interest-bearing liabilities	240,938	311	0.52%	221,148	181	0.33%
Non-interest-bearing funding sources	24,736			22,631
Other interest expense		7			2
Total funding sources	$265,674	$318	0.48%	$243,779	$183	0.30%
Net interest revenue		$1,609	2.40%		$1,407	2.30%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2019			2018
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$25,568	$309	2.41%	$14,912	$123	1.65%
Cash and investments segregated	14,075	172	2.43%	12,891	98	1.51%
Broker-related receivables	228	2	2.15%	333	3	1.47%
Receivables from brokerage clients	19,199	431	4.46%	19,326	383	3.95%
Available for sale securities (2)	61,407	837	2.72%	51,533	531	2.06%
Held to maturity securities	132,583	1,815	2.73%	125,641	1,533	2.44%
Bank loans	16,569	297	3.59%	16,493	268	3.25%
Total interest-earning assets	269,629	3,863	2.86%	241,129	2,939	2.43%
Other interest revenue		62			72
Total interest-earning assets	$269,629	$3,925	2.90%	$241,129	$3,011	2.49%
Funding sources
Bank deposits	$215,374	$450	0.42%	$185,052	$181	0.20%
Payables to brokerage clients	22,611	47	0.42%	22,097	21	0.20%
Short-term borrowings (1)	17	—	2.50%	6,770	54	1.59%
Long-term debt	6,968	125	3.60%	4,678	80	3.42%
Total interest-bearing liabilities	244,970	622	0.51%	218,597	336	0.31%
Non-interest-bearing funding sources	24,659			22,532
Other interest expense		13			5
Total funding sources	$269,629	$635	0.47%	$241,129	$341	0.28%
Net interest revenue		$3,290	2.43%		$2,670	2.21%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.

Net interest revenue increased $202 million, or 14%, and $620 million, or 23% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to higher interest rates and growth in interest-earning assets.
Our net interest margin was 2.40% and 2.43% during the second quarter and first six months of 2019, respectively, up from 2.30% and 2.21% during the same periods in 2018, as a result of the Federal Reserve’s 2018 interest rate increases, partially offset by higher interest rates paid on bank deposits and other interest-bearing liabilities.
Average interest-earning assets for the second quarter and first six months of 2019 were higher by 9% and 12%, respectively, compared to the same periods in 2018. These increases primarily reflect higher bank deposits due to transfers from sweep money market funds to bank sweep, and changes in client cash allocations, partially offset by client purchases of investment products. Federal Home Loan Bank (FHLB) advances were used to provide temporary funding for investments ahead of deposit growth during the first half of 2018; there were no FHLB borrowings in the first six months of 2019.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2019			2018
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$161,998	$123	0.30%	$139,968	$147	0.42%
Schwab equity and bond funds, ETFs, and CTFs (1)	261,773	74	0.11%	218,877	76	0.14%
Mutual Fund OneSource® and other non-transaction fee funds	192,227	152	0.32%	217,867	175	0.32%
Other third-party mutual funds and ETFs (2)	471,638	79	0.07%	325,061	71	0.09%
Total mutual funds, ETFs and CTFs (1,3)	$1,087,636	428	0.16%	$901,773	469	0.21%
Advice solutions (3)
Fee-based	$243,050	295	0.49%	$225,879	283	0.50%
Non-fee-based	69,274	—	—	62,109	—	—
Total advice solutions	$312,324	295	0.38%	$287,988	283	0.39%
Other balance-based fees (1,4)	408,929	54	0.05%	372,029	51	0.05%
Other (5)		9			11
Total asset management and administration fees		$786			$814

	2019			2018
Six Months Ended June 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$160,133	$245	0.31%	$148,165	$329	0.45%
Schwab equity and bond funds, ETFs, and CTFs (1)	253,048	144	0.11%	215,153	150	0.14%
Mutual Fund OneSource® and other non-transaction fee funds	189,725	299	0.32%	220,268	353	0.32%
Other third-party mutual funds and ETFs (2)	462,050	154	0.07%	322,391	141	0.09%
Total mutual funds, ETFs and CTFs (1,3)	$1,064,956	842	0.16%	$905,977	973	0.22%
Advice solutions (3)
Fee-based	$236,722	573	0.49%	$225,320	565	0.51%
Non-fee-based	68,015	—	—	60,964	—	—
Total advice solutions	$304,737	573	0.38%	$286,284	565	0.40%
Other balance-based fees (1,4)	400,560	106	0.05%	391,236	106	0.05%
Other (5)		20			21
Total asset management and administration fees		$1,541			$1,665
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

Asset management and administration fees decreased by $28 million, or 3%, and $124 million, or 7% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. These decreases were due to lower sweep money market fund revenue as a result of transfers to bank and broker-dealer sweep, as well as client asset allocation choices including continued reduced usage of Mutual Fund OneSource®. Part of the decline was offset by revenue from growing asset balances in purchased money market funds, other third-party mutual funds and ETFs, and increased enrollment in advice solutions.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 44% and 45% of the asset management and administration fees earned during the second quarter and first six months of 2019, respectively, compared to 49% and 50% for the same periods in 2018:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs (1)		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$159,669	$144,995	$240,887	$203,191	$195,116	$221,614
Net inflows (outflows)	7,539	(11,319)	6,133	9,671	(4,937)	(13,348)
Net market gains (losses) and other	856	490	7,440	4,021	7,598	4,247
Balance at end of period	$168,064	$134,166	$254,460	$216,883	$197,777	$212,513

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs (1)		Mutual Fund OneSource® and Other NTF funds
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$153,472	$163,650	$209,471	$196,784	$180,532	$225,202
Net inflows (outflows)	12,691	(30,441)	13,381	18,456	(11,143)	(18,277)
Net market gains (losses) and other	1,901	957	31,608	1,643	28,388	5,588
Balance at end of period	$168,064	$134,166	$254,460	$216,883	$197,777	$212,513
(1) Beginning in the first quarter of 2019, CTFs are included in these balances. Prior periods have been recast to reflect this change.

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Daily average revenue trades (DARTs) (in thousands)	392	376	4%	405	418	(3)%
Clients’ daily average trades (in thousands)	716	704	2%	746	757	(1)%
Number of trading days	63.0	64.0	(2)%	124.0	125.0	(1)%
Daily average revenue per revenue trade	$6.94	$7.30	(5)%	$7.07	$7.27	(3)%
Trading revenue	$174	$180	(3)%	$359	$381	(6)%
During the second quarter and first six months of 2019, trading revenue decreased $6 million, or 3%, and $22 million, or 6%, compared to the same periods in 2018. These declines were due primarily to decreases in daily average revenue per revenue trade, which decreased 5% and 3% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Other revenue increased $27 million, or 32%, and $46 million, or 27%, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. in the second quarter of 2019, and a gain from the assignment of leased office space in the first quarter of 2019. Order flow revenue was $33 million during the second quarters of 2019 and 2018 and $65 million and $71 million during the first six months of 2019 and 2018, respectively. This decrease was primarily due to lower volume of trades during the first quarter of 2019 compared to the same period in 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Compensation and benefits
Salaries and wages	$476	$419	14%	$952	$830	15%
Incentive compensation	198	210	(6)%	414	422	(2)%
Employee benefits and other	133	116	15%	291	263	11%
Total compensation and benefits	$807	$745	8%	$1,657	$1,515	9%
Professional services	178	156	14%	348	312	12%
Occupancy and equipment	133	122	9%	264	244	8%
Advertising and market development	77	77	—	146	150	(3)%
Communications	62	58	7%	124	120	3%
Depreciation and amortization	84	75	12%	167	148	13%
Regulatory fees and assessments	30	50	(40)%	62	101	(39)%
Other	74	72	3%	136	161	(16)%
Total expenses excluding interest	$1,445	$1,355	7%	$2,904	$2,751	6%
Expenses as a percentage of total net revenues
Compensation and benefits	30%	30%		31%	31%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands)
At quarter end	20.5	18.7	10%
Average	20.2	18.4	10%	20.0	18.2	10%
Total compensation and benefits increased in the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to an increase in employee headcount to support our expanding client base.

Professional services expense increased in the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to overall growth in the business and investments in projects to further drive efficiency and scale.
Occupancy and equipment expense increased in the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to an increase in software maintenance expenses and additional licenses to support growth in the business.
Depreciation and amortization expenses grew in the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to higher amortization of internally developed software associated with continued investments in software and technology enhancements.
Regulatory fees and assessments decreased in the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to a decrease in FDIC insurance assessments resulting from the elimination of the FDIC surcharge in the fourth quarter of 2018.

Other expenses were relatively flat in the second quarter and decreased during the first six months of 2019 compared to the same periods in 2018, primarily due to lower bad debt expense.

Capital expenditures were $173 million and $354 million in the second quarter and first six months of 2019, respectively compared with $126 million and $261 million in the second quarter and first six months of 2018, respectively. The increase in capital expenditures from the prior year was primarily due to the expansion of our campuses in the U.S. We anticipate capital expenditures for full-year 2019 will reach approximately 7-9% of total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

Taxes on income were $299 million and $265 million for the second quarters of 2019 and 2018, respectively, resulting in effective income tax rates on income before taxes of 24.2% and 23.4%, respectively. Taxes on income were $599 million and
$484 million for the first six months of 2019 and 2018, respectively, resulting in effective income tax rates on income before taxes of 24.0% and 22.7%, respectively. The increase in the effective tax rate in the second quarter and first six months of 2019 compared to the same periods in the prior year was primarily due to a decrease in equity compensation tax deduction benefits.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2019	2018	Percent Change	2019	2018	Percent Change	2019	2018
Net Revenues
Net interest revenue	9%	$1,154	$1,063	32%	$455	$344	14%	$1,609	$1,407
Asset management and administration fees	(2)%	560	569	(8)%	226	245	(3)%	786	814
Trading revenue	(4)%	110	115	(2)%	64	65	(3)%	174	180
Other	3%	67	65	125%	45	20	32%	112	85
Total net revenues	4%	1,891	1,812	17%	790	674	8%	2,681	2,486
Expenses Excluding Interest	4%	1,057	1,012	13%	388	343	7%	1,445	1,355
Income before taxes on income	4%	$834	$800	21%	$402	$331	9%	$1,236	$1,131

	Investor Services			Advisor Services			Total
Six Months Ended June 30,	Percent Change	2019	2018	Percent Change	2019	2018	Percent Change	2019	2018
Net Revenues
Net interest revenue	16%	$2,349	$2,020	45%	$941	$650	23%	$3,290	$2,670
Asset management and administration fees	(6)%	1,093	1,162	(11)%	448	503	(7)%	1,541	1,665
Trading revenue	(9)%	221	242	(1)%	138	139	(6)%	359	381
Other	8%	139	129	92%	75	39	27%	214	168
Total net revenues	7%	3,802	3,553	20%	1,602	1,331	11%	5,404	4,884
Expenses Excluding Interest	3%	2,119	2,054	13%	785	697	6%	2,904	2,751
Income before taxes on income	12%	$1,683	$1,499	29%	$817	$634	17%	$2,500	$2,133

Investor Services

Total net revenues grew by 4% and 7% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margin and higher interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue due to transfers to bank and broker-dealer sweep, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®, partially offset by growing enrollment in advice solutions.

Expenses excluding interest increased by 4% and 3% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to higher compensation and benefits due to increased headcount to support our expanding client base, higher professional services expense due to overall growth in the business and investments in projects to further drive efficiency and scale, and higher amortization of internally developed software associated with continued investments in software and technology enhancements. These increases in expense were partially offset by a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018 and lower bad debt expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Total net revenues grew by 17% and 20% in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, primarily due to increases in net interest revenue and other revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margin and higher interest-earning assets. Other revenue increased primarily due to a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. in the second quarter of 2019. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank and broker-dealer sweep, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®.

Expenses excluding interest increased by 13% in both the second quarter and first six months of 2019 compared to the same periods in 2018, primarily due to higher compensation and benefits due to increased headcount to support our expanding client base, and higher professional services expense due to overall growth in the business and investments in projects to further drive efficiency and scale. These increases in expense were partially offset by lower bad debt expense and a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018.

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

Expected Phase-out of LIBOR

The Company has established a firm-wide team to address the likely discontinuation of LIBOR. As part of our efforts, we have inventoried our LIBOR exposures, the largest of which are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fall-back language is in the security’s prospectus in the event that LIBOR is unavailable or deemed unreliable. We have also started to update loan agreements to ensure new LIBOR-based loans adequately provide for an alternative to LIBOR. Furthermore, we plan to phase-out the use of LIBOR as a reference rate in our new lending products before December 2021. Consistent with our “Through Clients’ Eyes” strategy, our focus throughout the LIBOR transition process is to ensure clients are treated fairly and consistently as this major change is occurring in the financial markets. The market transition process has not yet progressed to a point at which the impact to the Company’s consolidated financial statements of LIBOR’s discontinuation can be estimated.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning June 30, 2019 and December 31, 2018 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2019	December 31, 2018
Increase of 100 basis points	4.7%	4.4%
Decrease of 100 basis points	(4.1)%	(4.9)%

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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at June 30, 2019:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$35,223
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,432
Unsecured commercial paper (2)	CSC	—	750
Committed, unsecured credit facility with various external banks	CSC	—	750
Federal Reserve Bank discount window (3)	Banking subsidiaries	—	8,416
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
As Schwab’s consolidated balance sheet assets were above $250 billion at December 31, 2018, Schwab became subject to the non-modified liquidity coverage ratio (LCR) rule on April 1, 2019. The Company was in compliance with the LCR rule at June 30, 2019. The table below presents information about our average LCR:

Average for the Three Months Ended June 30, 2019

Total eligible high quality liquid assets	$53,897
Net cash outflows	$48,673
LCR	111%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Borrowings
The following are details of the Senior Notes:

June 30, 2019	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$7,481	2020 - 2029	3.39%	A2	A	A
New Debt Issuance

The new debt issuance in 2019 is a senior unsecured obligation with interest payable semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
May 22, 2019	$600	5/22/2029	3.250%

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

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2018 Form 10-K and in Item 1 – Note 15. As of June 30, 2019, CSC and CSB are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (1)		December 31, 2018
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$21,320	$15,870	$20,670	$15,615
Less:
Preferred stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$18,527	$15,870	$17,877	$15,615
Less:
Goodwill, net of associated deferred tax liabilities	$1,188	$13	$1,188	$13
Other intangible assets, net of associated deferred tax liabilities	113	—	125	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	3	1	3	1
AOCI adjustment (1)	—	—	(252)	(231)
Common Equity Tier 1 Capital	$17,223	$15,856	$16,813	$15,832
Tier 1 Capital	$20,016	$15,856	$19,606	$15,832
Total Capital	20,035	15,874	19,628	15,853
Risk-Weighted Assets	83,881	69,998	95,441	80,513
Total Leverage Exposure (1)	280,655	220,642	N/A	N/A
Common Equity Tier 1 Capital/Risk-Weighted Assets	20.5%	22.7%	17.6%	19.7%
Tier 1 Capital/Risk-Weighted Assets	23.9%	22.7%	20.5%	19.7%
Total Capital/Risk-Weighted Assets	23.9%	22.7%	20.6%	19.7%
Tier 1 Leverage Ratio	7.3%	7.4%	7.1%	7.2%
Supplementary Leverage Ratio (1)	7.1%	7.2%	N/A	N/A
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

Schwab’s primary broker-dealer subsidiary, CS&Co, is subject to regulatory requirements of the Uniform Net Capital Rule. At June 30, 2019, CS&Co was in compliance with its net capital requirements.

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

Cash dividends paid and per share amounts for the first six months of 2019 and 2018 are as follows:

	2019		2018
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$456	$.34	$271	$.20
Series A Preferred Stock (1)	14	35.00	14	35.00
Series C Preferred Stock (2)	18	30.00	18	30.00
Series D Preferred Stock (2)	22	29.76	22	29.76
Series E Preferred Stock (3)	14	2,312.50	14	2,312.50
Series F Preferred Stock (4)	13	2,500.00	15	2,930.56
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. During the second quarter of 2019, CSC repurchased
29 million shares of its common stock for $1.2 billion, leaving $2.8 billion remaining on our existing authorization. There were no share repurchases under this authorization during the first quarter of 2019.

OTHER

Foreign Holdings
At June 30, 2019, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2019, the fair value of these holdings totaled $6.8 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.4 billion, Canada at $0.8 billion, and Sweden at $0.7 billion.
In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab generates indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. Certain of the Funds’ positions include certificates of deposit, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Schwab had outstanding margin loans to foreign residents of $757 million at June 30, 2019.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2018 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2019.

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues
Interest revenue	$1,927	$1,590	$3,925	$3,011
Interest expense	(318)	(183)	(635)	(341)
Net interest revenue	1,609	1,407	3,290	2,670
Asset management and administration fees	786	814	1,541	1,665
Trading revenue	174	180	359	381
Other	112	85	214	168
Total net revenues	2,681	2,486	5,404	4,884
Expenses Excluding Interest
Compensation and benefits	807	745	1,657	1,515
Professional services	178	156	348	312
Occupancy and equipment	133	122	264	244
Advertising and market development	77	77	146	150
Communications	62	58	124	120
Depreciation and amortization	84	75	167	148
Regulatory fees and assessments	30	50	62	101
Other	74	72	136	161
Total expenses excluding interest	1,445	1,355	2,904	2,751
Income before taxes on income	1,236	1,131	2,500	2,133
Taxes on income	299	265	599	484
Net Income	937	866	1,901	1,649
Preferred stock dividends and other (1)	50	53	89	90
Net Income Available to Common Stockholders	$887	$813	$1,812	$1,559
Weighted-Average Common Shares Outstanding:
Basic	1,328	1,350	1,331	1,349
Diluted (2)	1,337	1,364	1,340	1,363
Earnings Per Common Shares Outstanding:
Basic	$.67	$.60	$1.36	$1.16
Diluted (2)	$.66	$.60	$1.35	$1.14
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 16 million and 10 million shares for the second quarters of 2019 and 2018, respectively, and 17 million and 12 million shares for the first six months of 2019 and 2018, respectively.
See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$937	$866	$1,901	$1,649
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	218	(33)	445	(141)
Other reclassifications included in other revenue	(3)	—	(4)	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	8	9	20	18
Other comprehensive income (loss), before tax	223	(24)	461	(123)
Income tax effect	(53)	6	(110)	30
Other comprehensive income (loss), net of tax	170	(18)	351	(93)
Comprehensive Income	$1,107	$848	$2,252	$1,556

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$24,199	$27,938
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $8,134 at June 30, 2019 and $7,195 at December 31, 2018)	14,146	13,563
Receivables from brokers, dealers, and clearing organizations	463	553
Receivables from brokerage clients — net	21,428	21,651
Other securities owned — at fair value	538	539
Available for sale securities	54,648	66,578
Held to maturity securities	138,326	144,009
Bank loans — net	16,639	16,609
Equipment, office facilities, and property — net	1,909	1,769
Goodwill	1,227	1,227
Other assets	2,798	2,046
Total assets	$276,321	$296,482
Liabilities and Stockholders’ Equity
Bank deposits	$208,375	$231,423
Payables to brokers, dealers, and clearing organizations	4,622	1,831
Payables to brokerage clients	31,013	32,726
Accrued expenses and other liabilities	3,567	2,954
Long-term debt	7,424	6,878
Total liabilities	255,001	275,812
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,599	4,499
Retained earnings	18,680	17,329
Treasury stock, at cost — 179,039,218 shares at June 30, 2019 and 155,116,695 shares at December 31, 2018	(4,866)	(3,714)
Accumulated other comprehensive income (loss)	99	(252)
Total stockholders’ equity	21,320	20,670
Total liabilities and stockholders’ equity	$276,321	$296,482

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at March 31, 2018	$2,793	1,488	$15	$4,397	$15,222	$(2,837)	$(260)	$19,330
Net income	—	—	—	—	866	—	—	866
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(18)	(18)
Dividends declared on preferred stock	—	—	—	—	(49)	—	—	(49)
Dividends declared on common stock — $.10 per share	—	—	—	—	(136)	—	—	(136)
Stock option exercises and other	—	—	—	4	—	46	—	50
Share-based compensation	—	—	—	31	—	—	—	31
Other	—	—	—	15	—	8	—	23
Balance at June 30, 2018	$2,793	1,488	$15	$4,447	$15,903	$(2,783)	$(278)	$20,097

Balance at March 31, 2019	$2,793	1,488	$15	$4,548	$18,017	$(3,677)	$(71)	$21,625
Net income	—	—	—	—	937	—	—	937
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	170	170
Dividends declared on preferred stock	—	—	—	—	(47)	—	—	(47)
Dividends declared on common stock — $.17 per share	—	—	—	—	(228)	—	—	(228)
Repurchase of common stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock option exercises and other	—	—	—	1	—	21	—	22
Share-based compensation	—	—	—	35	—	—	—	35
Other	—	—	—	15	1	10	—	26
Balance at June 30, 2019	$2,793	1,488	$15	$4,599	$18,680	$(4,866)	$99	$21,320

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2017	$2,793	1,488	$15	$4,353	$14,408	$(2,892)	$(152)	$18,525
Adoption of accounting standards	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	1,649	—	—	1,649
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(93)	(93)
Dividends declared on preferred stock	—	—	—	—	(83)	—	—	(83)
Dividends declared on common stock — $.20 per share	—	—	—	—	(271)	—	—	(271)
Stock option exercises and other	—	—	—	(8)	—	107	—	99
Share-based compensation	—	—	—	78	—	—	—	78
Other	—	—	—	24	—	2	—	26
Balance at June 30, 2018	$2,793	1,488	$15	$4,447	$15,903	$(2,783)	$(278)	$20,097

Balance at December 31, 2018	$2,793	1,488	$15	$4,499	$17,329	$(3,714)	$(252)	$20,670
Net income	—	—	—	—	1,901	—	—	1,901
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	351	351
Dividends declared on preferred stock	—	—	—	—	(81)	—	—	(81)
Dividends declared on common stock — $.34 per share	—	—	—	—	(456)	—	—	(456)
Repurchase of common stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock option exercises and other	—	—	—	(13)	—	61	—	48
Share-based compensation	—	—	—	88	—	—	—	88
Other	—	—	—	25	(13)	7	—	19
Balance at June 30, 2019	$2,793	1,488	$15	$4,599	$18,680	$(4,866)	$99	$21,320

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,901	$1,649
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	95	83
Depreciation and amortization	167	148
Premium amortization, net, on available for sale and held to maturity securities	159	187
Other	65	77
Net change in:
Investments segregated and on deposit for regulatory purposes	(889)	4,852
Receivables from brokers, dealers, and clearing organizations	96	(375)
Receivables from brokerage clients	219	(1,796)
Other securities owned	1	14
Other assets	(82)	(124)
Payables to brokers, dealers, and clearing organizations	(120)	(45)
Payables to brokerage clients	(1,713)	(896)
Accrued expenses and other liabilities	(280)	(394)
Net cash provided by (used for) operating activities	(381)	3,380
Cash Flows from Investing Activities
Purchases of available for sale securities	(5,767)	(11,961)
Proceeds from sales of available for sale securities	16,274	115
Principal payments on available for sale securities	12,306	6,957
Purchases of held to maturity securities	(10,469)	(22,212)
Principal payments on held to maturity securities	8,466	7,474
Net change in bank loans	(59)	(110)
Purchases of equipment, office facilities, and property	(310)	(253)
Purchases of Federal Home Loan Bank stock	(2)	(141)
Proceeds from sales of Federal Home Loan Bank stock	—	528
Other investing activities	9	(51)
Net cash provided by (used for) investing activities	20,448	(19,654)
Cash Flows from Financing Activities
Net change in bank deposits (1)	(23,048)	30,266
Net change in short-term borrowings	—	(15,000)
Issuance of long-term debt	593	1,936
Repayment of long-term debt	—	(904)
Dividends paid	(537)	(354)
Proceeds from stock options exercised	48	99
Repurchases of common stock	(1,155)	—
Other financing activities	(13)	(11)
Net cash provided by (used for) financing activities	(24,112)	16,032
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(4,045)	(242)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	38,227	19,160
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$34,182	$18,918

Continued on following page

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page

	Six Months Ended June 30,
	2019	2018
Supplemental Cash Flow Information
Non-cash investing activity:
Securities purchased during the period but settled after period end	$2,910	$2,077
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$52	$—
Common stock repurchased during the period but settled after period end	$65	$—
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$625	$305
Income taxes	$641	$482
Amounts included in the measurement of lease liabilities (2)	$65	N/A
Leased assets obtained in exchange for new operating lease liabilities (2)	$65	N/A

	June 30, 2019	June 30, 2018
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (3)
Cash and cash equivalents	$24,199	$13,250
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	9,983	5,668
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$34,182	$18,918
(1) Includes transfers from other sweep features to bank sweep of $10.3 billion and $45.1 billion for the six months ended June 30, 2019 and 2018, respectively.
(2) These amounts are presented beginning in 2019 as part of the adoption of ASU 2016-02. See Notes 2 and 9 for additional information related to this adoption.
(3) For more information on the nature of restrictions on restricted cash and cash equivalents see Note 15.
N/A Not applicable.

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
The significant accounting policies are included in Note 2 in the 2018 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2019, except as described in Note 2 below.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest revenue
Interest revenue	$1,927	$1,590	$3,925	$3,011
Interest expense	(318)	(183)	(635)	(341)
Net interest revenue	1,609	1,407	3,290	2,670
Asset management and administration fees
Mutual funds, ETFs, and CTFs (1)	428	469	842	973
Advice solutions	295	283	573	565
Other (1)	63	62	126	127
Asset management and administration fees	786	814	1,541	1,665
Trading revenue
Commissions	155	157	318	346
Principal transactions	19	23	41	35
Trading revenue	174	180	359	381
Other	112	85	214	168
Total net revenues	$2,681	$2,486	$5,404	$4,884

(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 16. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Contract balances
Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606) were $324 million at June 30, 2019 and $307 million at December 31, 2018 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of June 30, 2019.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$32,773	$263	$49	$32,987
U.S. Treasury securities	7,352	4	23	7,333
Asset-backed securities (1)	6,055	37	7	6,085
Corporate debt securities (2)	5,378	53	—	5,431
Certificates of deposit	2,120	6	—	2,126
U.S. agency notes	250	—	—	250
Commercial paper (2,3)	422	—	—	422
Non-agency commercial mortgage-backed securities	14	—	—	14
Total available for sale securities	$54,364	$363	$79	$54,648
Held to maturity securities
U.S. agency mortgage-backed securities	$112,570	$1,380	$417	$113,533
Asset-backed securities (1)	18,218	75	32	18,261
Corporate debt securities (2)	4,593	43	3	4,633
U.S. state and municipal securities	1,310	93	—	1,403
Non-agency commercial mortgage-backed securities	1,143	24	—	1,167
U.S. Treasury securities	223	4	—	227
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	—	50
Other	19	—	—	19
Total held to maturity securities	$138,326	$1,620	$452	$139,494

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$25,594	$44	$82	$25,556
U.S. Treasury securities	18,410	—	108	18,302
Asset-backed securities (1)	10,086	14	15	10,085
Corporate debt securities (2)	7,477	10	20	7,467
Certificates of deposit	3,682	4	1	3,685
U.S. agency notes	900	—	2	898
Commercial paper (2,3)	522	—	—	522
Foreign government agency securities	50	—	1	49
Non-agency commercial mortgage-backed securities	14	—	—	14
Total available for sale securities	$66,735	$72	$229	$66,578
Held to maturity securities
U.S. agency mortgage-backed securities	$118,064	$217	$2,188	$116,093
Asset-backed securities (1)	18,502	83	39	18,546
Corporate debt securities (2)	4,477	2	47	4,432
U.S. state and municipal securities	1,327	24	3	1,348
Non-agency commercial mortgage-backed securities	1,156	3	17	1,142
U.S. Treasury securities	223	—	6	217
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	1	49
Other	10	—	—	10
Total held to maturity securities	$144,009	$330	$2,301	$142,038

(1) Approximately 41% and 36% of asset-backed securities held as of June 30, 2019 and December 31, 2018, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 40% and 42% of the asset-backed securities held as of June 30, 2019 and December 31, 2018, respectively.
(2) As of June 30, 2019 and December 31, 2018, approximately 33% and 26%, respectively, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry. Approximately 15% and 18% of the holdings of these securities were issued by institutions in the information technology industry as of June 30, 2019 and December 31, 2018, respectively.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $1.3 billion and $4.9 billion of AFS commercial paper as of June 30, 2019 and December 31, 2018, respectively. These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

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

At June 30, 2019, our banking subsidiaries had pledged securities with a fair value of $27.0 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Certain banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve Bank discount window, and had pledged securities with a fair value of $8.4 billion as collateral for this facility at June 30, 2019. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $928 million at June 30, 2019.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than		12 months
	12 months		or longer		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$7,393	$28	$6,082	$21	$13,475	$49
U.S. Treasury securities	22	—	5,645	23	5,667	23
Asset-backed securities	453	1	526	6	979	7
Total	$7,868	$29	$12,253	$50	$20,121	$79
Held to maturity securities
U.S. agency mortgage-backed securities	$6,433	$24	$41,952	$393	$48,385	$417
Asset-backed securities	7,388	32	287	—	7,675	32
Corporate debt securities	589	2	596	1	1,185	3
Total	$14,410	$58	$42,835	$394	$57,245	$452
Total securities with unrealized losses (1)	$22,278	$87	$55,088	$444	$77,366	$531

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$9,529	$32	$4,257	$50	$13,786	$82
U.S. Treasury securities	4,951	6	7,037	102	11,988	108
Asset-backed securities	4,050	9	837	6	4,887	15
Corporate debt securities	3,561	19	254	1	3,815	20
Certificates of deposit	1,217	1	150	—	1,367	1
U.S. agency notes	195	—	304	2	499	2
Foreign government agency securities	—	—	49	1	49	1
Total	$23,503	$67	$12,888	$162	$36,391	$229
Held to maturity securities
U.S. agency mortgage-backed securities	$29,263	$222	$56,435	$1,966	$85,698	$2,188
Asset-backed securities	6,795	35	376	4	7,171	39
Corporate debt securities	2,909	29	1,066	18	3,975	47
U.S. state and municipal securities	77	2	18	1	95	3
Non-agency commercial mortgage-backed securities	283	2	632	15	915	17
U.S. Treasury securities	—	—	218	6	218	6
Foreign government agency securities	—	—	49	1	49	1
Total	$39,327	$290	$58,794	$2,011	$98,121	$2,301
Total securities with unrealized losses (2)	$62,830	$357	$71,682	$2,173	$134,512	$2,530
(1) The number of investment positions with unrealized losses totaled 348 for AFS securities and 856 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 441 for AFS securities and 1,524 for HTM securities.

At June 30, 2019, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Management evaluates whether investment securities are other-than-temporarily impaired (OTTI) on a quarterly basis as described in Note 2 in the 2018 Form 10-K. No amounts were recognized as OTTI in earnings or other comprehensive income during the six months ended June 30, 2019 or the year ended December 31, 2018. As of June 30, 2019 and December 31, 2018, Schwab did not hold any securities on which OTTI was previously recognized.

In the table below, mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM securities are as follows:

June 30, 2019	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$35	$1,234	$11,605	$20,113	$32,987
U.S. Treasury securities	4,432	2,901	—	—	7,333
Asset-backed securities	—	4,791	1,001	293	6,085
Corporate debt securities	1,631	3,800	—	—	5,431
Certificates of deposit	921	1,205	—	—	2,126
U.S. agency notes	250	—	—	—	250
Commercial paper	422	—	—	—	422
Non-agency commercial mortgage-backed securities	—	—	—	14	14
Total fair value	$7,691	$13,931	$12,606	$20,420	$54,648
Total amortized cost	$7,692	$13,863	$12,588	$20,221	$54,364
Held to maturity securities
U.S. agency mortgage-backed securities	$156	$15,464	$34,066	$63,847	$113,533
Asset-backed securities	—	2,300	8,802	7,159	18,261
Corporate debt securities	847	3,098	688	—	4,633
U.S. state and municipal securities	—	98	379	926	1,403
Non-agency commercial mortgage-backed securities	—	366	—	801	1,167
U.S. Treasury securities	—	—	227	—	227
Certificates of deposit	201	—	—	—	201
Foreign government agency securities	—	50	—	—	50
Other	—	—	—	19	19
Total fair value	$1,204	$21,376	$44,162	$72,752	$139,494
Total amortized cost	$1,203	$21,138	$43,371	$72,614	$138,326

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Proceeds	$5,622	$115	$16,274	$115
Gross realized gains	7	—	10	—
Gross realized losses	4	—	6	—

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

June 30, 2019	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans – net
First Mortgages (1,2)	$10,458	$16	$2	$11	$29	$10,487	$12	$10,475
HELOCs (1,2)	1,297	2	1	8	11	1,308	5	1,303
Pledged asset lines	4,692	1	2	—	3	4,695	—	4,695
Other	168	—	—	—	—	168	2	166
Total bank loans	$16,615	$19	$5	$19	$43	$16,658	$19	$16,639

December 31, 2018
First Mortgages (1,2)	$10,349	$21	$2	$12	$35	$10,384	$14	$10,370
HELOCs (1,2)	1,493	3	1	8	12	1,505	5	1,500
Pledged asset lines	4,558	3	—	—	3	4,561	—	4,561
Other	180	—	—	—	—	180	2	178
Total bank loans	$16,580	$27	$3	$20	$50	$16,630	$21	$16,609

(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $71 million and $73 million at June 30, 2019 and December 31, 2018, respectively.
(2) At June 30, 2019 and December 31, 2018, 47% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2019 or December 31, 2018.

At June 30, 2019, CSB had pledged $10.7 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Substantially all of the bank loans were collectively evaluated for impairment at both June 30, 2019 and December 31, 2018.

Changes in the allowance for loan losses were as follows:

	June 30, 2019				June 30, 2018
Three Months Ended	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$14	$5	$2	$21	$17	$7	$3	$27
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	1	—	—	1	—	1	—	1
Provision for loan losses	(3)	—	—	(3)	—	(1)	—	(1)
Balance at end of period	$12	$5	$2	$19	$17	$7	$2	$26

	June 30, 2019				June 30, 2018
Six Months Ended	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$14	$5	$2	$21	$16	$8	$2	$26
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	1	1	—	2	—	1	—	1
Provision for loan losses	(3)	(1)	—	(4)	1	(2)	1	—
Balance at end of period	$12	$5	$2	$19	$17	$7	$2	$26
(1) All pledged asset lines (PALs) were fully collateralized by securities with fair values in excess of borrowings as of each period presented.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of impaired bank loan-related assets is as follows:

	June 30, 2019	December 31, 2018
Nonaccrual loans (1)	$19	$21
Other real estate owned (2)	2	3
Total nonperforming assets	21	24
Troubled debt restructurings	2	4
Total impaired assets	$23	$28
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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

June 30, 2019	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,499	776	0.03%
>70% – <90%	986	770	0.31%
>90% – <100%	1	675	—
>100%	1	753	—
Total	$10,487	776	0.06%
HELOCs
Estimated Current LTV (1)
<70%	$1,235	769	0.20%
>70% – <90%	65	751	0.86%
>90% – <100%	5	726	2.56%
>100%	3	687	6.28%
Total	$1,308	768	0.25%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$4,695	765	0.02%

December 31, 2018	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,396	776	0.04%
>70% – <90%	985	769	0.41%
>90% – <100%	2	717	—
>100%	1	753	—
Total	$10,384	775	0.07%
HELOCs
Estimated Current LTV (1)
<70%	$1,416	770	0.13%
>70% – <90%	80	752	0.60%
>90% – <100%	6	729	3.36%
>100%	3	702	—
Total	$1,505	769	0.17%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$4,561	766	—

(1) Represents the LTV for the full line of credit (drawn and undrawn).

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

June 30, 2019	First Mortgages	HELOCs
Year of origination
Pre-2015	$1,992	$947
2015	951	92
2016	2,469	85
2017	2,235	96
2018	1,782	70
2019	1,058	18
Total	$10,487	$1,308
Origination FICO
<620	$4	$—
620 – 679	78	7
680 – 739	1,622	251
>740	8,783	1,050
Total	$10,487	$1,308
Origination LTV
<70%	$7,880	$928
>70% – <90%	2,603	374
>90% – <100%	4	6
Total	$10,487	$1,308

December 31, 2018	First Mortgages	HELOCs
Year of origination
Pre-2015	$2,387	$1,140
2015	1,050	106
2016	2,606	95
2017	2,366	99
2018	1,975	65
Total	$10,384	$1,505
Origination FICO
<620	$5	$—
620 – 679	83	8
680 – 739	1,626	282
>740	8,670	1,215
Total	$10,384	$1,505
Origination LTV
<70%	$7,815	$1,064
>70% – <90%	2,564	434
>90% – <100%	5	7
Total	$10,384	$1,505

At June 30, 2019, First Mortgage loans of $9.5 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 30% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2019	Balance
Converted to an amortizing loan by period end	$591
Within 1 year	58
> 1 year – 3 years	90
> 3 years – 5 years	173
> 5 years	396
Total	$1,308

At June 30, 2019, $1.1 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2019, the borrowers on approximately 52% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of June 30, 2019 and December 31, 2018, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of those are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties. CSB receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2019			December 31, 2018
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$453	$266	$453	$338	$188	$338
Other CRA investments (2)	87	—	124	70	—	124
Total	$540	$266	$577	$408	$188	$462
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2019 and 2022. During the six months ended June 30, 2019 and year ended December 31, 2018, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2019	December 31, 2018
Interest-bearing deposits:
Deposits swept from brokerage accounts	$190,491	$212,311
Checking	11,971	12,523
Savings and other	5,189	5,827
Total interest-bearing deposits	207,651	230,661
Non-interest-bearing deposits	724	762
Total bank deposits	$208,375	$231,423

8.    Borrowings

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of June 30, 2019 and December 31, 2018:

	Date of	Principal Amount Outstanding
	Issuance	June 30, 2019	December 31, 2018
Fixed-rate Senior Notes:
4.450% due July 22, 2020	07/22/10	$700	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	—
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	600
Total Senior Notes		7,481	6,881
5.450% Finance lease obligation (1)	06/04/04	—	52
Unamortized discount — net		(15)	(15)
Debt issuance costs		(42)	(40)
Total long-term debt		$7,424	$6,878

(1) The finance lease obligation was extinguished through an assignment agreement during the first quarter of 2019.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Annual maturities on long-term debt outstanding at June 30, 2019 are as follows:

Maturities
2019	$—
2020	700
2021	1,200
2022	256
2023	800
Thereafter	4,525
Total maturities	7,481
Unamortized discount — net	(15)
Debt issuance costs	(42)
Total long-term debt	$7,424

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of June 30, 2019 and December 31, 2018, the collateral pledged provided a total borrowing capacity of $35.2 billion and $35.5 billion, respectively, of which no amounts were outstanding at the end of either period.
As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $34 million at June 30, 2019 and $32 million at December 31, 2018.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table details the amounts and locations of lease assets and liabilities on the condensed consolidated balance sheet:

Leases	Balance Sheet Classification	June 30, 2019
Assets
Operating lease assets	Other assets	$601
Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$670

The components of lease expense are as follows:

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$33	$66
Variable lease cost (2)	$6	$17
(1) Includes short-term leases, which are immaterial.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that would be reflected in the lease liability and what is actually incurred.

The following tables present supplemental lease information as of June 30, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.30
Weighted-average discount rate	3.50%

Maturity of Lease Liabilities	Operating Leases (1)
2019	$60
2020	132
2021	109
2022	88
2023	80
After 2023	299
Total lease payments	768
Less: Interest	98
Present value of lease liabilities	$670
(1) Operating lease payments exclude $50 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases will commence between 2019 and 2020 with lease terms of three years to 20 years.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $702 million and $594 million during the second quarters of 2019 and 2018, respectively, and $1.1 billion during the first six months of 2019 and 2018. CSB purchased HELOCs with commitments of $66 million and
$100 million during the second quarters of 2019 and 2018, respectively, and $128 million and $207 million during the first six months of 2019 and 2018, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	June 30, 2019	December 31, 2018
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$11,582	$11,046
Commitments to purchase First Mortgage loans	640	268
Total	$12,222	$11,314

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At June 30, 2019, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at June 30, 2019. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; and potential opportunities for settlement and the status of any settlement discussions. It may not be reasonably possible to estimate a range of potential liability until the matter is closer to resolution – pending, for example, further proceedings, the outcome of key motions or appeals, or discussions among the parties. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

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

11.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investment requirement. Schwab’s resale agreements are not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $76 million and $99 million at June 30, 2019 and December 31, 2018, respectively. All of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at June 30, 2019 and December 31, 2018:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Counterparty Offsetting	Collateral		Net Amount
June 30, 2019
Assets
Resale agreements (1)	$8,134	$—	$8,134	$—	$(8,134)	(2)	$—
Securities borrowed (3)	78	—	78	(78)	—		—
Total	$8,212	$—	$8,212	$(78)	$(8,134)		$—
Liabilities
Securities loaned (4,5)	$1,554	$—	$1,554	$(78)	$(1,362)		$114
Total	$1,554	$—	$1,554	$(78)	$(1,362)		$114

December 31, 2018
Assets
Resale agreements (1)	$7,195	$—	$7,195	$—	$(7,195)	(2)	$—
Securities borrowed (3)	101	—	101	(98)	(3)		—
Total	$7,296	$—	$7,296	$(98)	$(7,198)		$—
Liabilities
Securities loaned (4,5)	$1,184	$—	$1,184	$(98)	$(975)		$111
Total	$1,184	$—	$1,184	$(98)	$(975)		$111
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At June 30, 2019 and December 31, 2018, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $8.3 billion and $7.4 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2019 and December 31, 2018.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities.

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

	June 30, 2019	December 31, 2018
Fair value of client securities available to be pledged	$27,036	$26,628
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	1,716	2,315
Fulfillment of client short sales	2,052	1,292
Securities lending to other broker-dealers	1,248	974
Total collateral pledged	$5,016	$4,581
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $190 million as of June 30, 2019 and $97 million as of December 31, 2018.

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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Note 2 in the 2018 Form 10-K. We did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the six months ended June 30, 2019, or the year ended December 31, 2018. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2019 or December 31, 2018.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

June 30, 2019	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$1,568	$—	$—	$1,568
Commercial paper	—	1,281	—	1,281
Total cash equivalents	1,568	1,281	—	2,849
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,602	—	1,602
U.S. Government securities	—	1,502	—	1,502
Total investments segregated and on deposit for regulatory purposes	—	3,104	—	3,104
Other securities owned:
Equity and bond mutual funds	433	—	—	433
State and municipal debt obligations	—	26	—	26
Equity, U.S. Government and corporate debt, and other securities	5	65	—	70
Schwab Funds® money market funds	9	—	—	9
Total other securities owned	447	91	—	538
Available for sale securities:
U.S. agency mortgage-backed securities	—	32,987	—	32,987
U.S. Treasury securities	—	7,333	—	7,333
Asset-backed securities	—	6,085	—	6,085
Corporate debt securities	—	5,431	—	5,431
Certificates of deposit	—	2,126	—	2,126
U.S. agency notes	—	250	—	250
Commercial paper	—	422	—	422
Non-agency commercial mortgage-backed securities	—	14	—	14
Total available for sale securities	—	54,648	—	54,648
Total	$2,015	$59,124	$—	$61,139

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2019	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$21,350	$—	$21,350	$—	$21,350
Cash and investments segregated and on deposit for regulatory purposes	11,026	—	11,026	—	11,026
Receivables from brokers, dealers, and clearing organizations	463	—	463	—	463
Receivables from brokerage clients — net	21,418	—	21,418	—	21,418
Held to maturity securities:
U.S. agency mortgage-backed securities	112,570	—	113,533	—	113,533
Asset-backed securities	18,218	—	18,261	—	18,261
Corporate debt securities	4,593	—	4,633	—	4,633
U.S. state and municipal securities	1,310	—	1,403	—	1,403
Non-agency commercial mortgage-backed securities	1,143	—	1,167	—	1,167
U.S. Treasury securities	223	—	227	—	227
Certificates of deposit	200	—	201	—	201
Foreign government agency securities	50	—	50	—	50
Other	19	—	19	—	19
Total held to maturity securities	138,326	—	139,494	—	139,494
Bank loans — net:
First Mortgages	10,475	—	10,490	—	10,490
HELOCs	1,303	—	1,390	—	1,390
Pledged asset lines	4,695	—	4,695	—	4,695
Other	166	—	166	—	166
Total bank loans — net	16,639	—	16,741	—	16,741
Other assets	580	—	580	—	580
Total	$209,802	$—	$211,072	$—	$211,072
Liabilities
Bank deposits	$208,375	$—	$208,375	$—	$208,375
Payables to brokers, dealers, and clearing organizations	4,622	—	4,622	—	4,622
Payables to brokerage clients	31,013	—	31,013	—	31,013
Accrued expenses and other liabilities	1,307	—	1,307	—	1,307
Long-term debt	7,424	—	7,695	—	7,695
Total	$252,741	$—	$253,012	$—	$253,012

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

13.    Stockholders’ Equity
On January 30, 2019, CSC publicly announced that its Board of Directors authorized a new Share Repurchase Program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. During the second quarter of 2019, CSC repurchased 29 million shares of its common stock under this authorization for $1.2 billion. There were no repurchases of CSC’s common stock under this authorization during the first quarter of 2019.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2019	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	Shares Issued and Outstanding (In thousands) at			Carrying Value at
	June 30, 2019 (1)	December 31, 2018 (1)		June 30, 2019	December 31, 2018	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793
(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Total (in millions)	Per Share Amount	Total (in millions)	Per Share Amount	Total (in millions)	Per Share Amount	Total (in millions)	Per Share Amount
Series A	$14	$35.00	$14	$35.00	$14	$35.00	$14	$35.00
Series C	9	15.00	9	15.00	18	30.00	18	30.00
Series D	11	14.88	11	14.88	22	29.76	22	29.76
Series E	—	—	—	—	14	2,312.50	14	2,312.50
Series F	13	2,500.00	15	2,930.56	13	2,500.00	15	2,930.56
Total	$47		$49		$81		$83

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

14.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2019			2018
Three Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$218	$(53)	$165	$(33)	$8	$(25)
Other reclassifications included in other revenue	(3)	1	(2)	—	—	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	8	(1)	7	9	(2)	7
Other comprehensive income (loss)	$223	$(53)	$170	$(24)	$6	$(18)

	2019			2018
Six Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$445	$(107)	$338	$(141)	$34	$(107)
Other reclassifications included in other revenue	(4)	1	(3)	—	—	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	20	(4)	16	18	(4)	14
Other comprehensive income (loss)	$461	$(110)	$351	$(123)	$30	$(93)

AOCI balances are as follows:

Total AOCI
Balance at March 31, 2018	$(260)
Available for sale securities:
Net unrealized gain (loss)	(25)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	7
Balance at June 30, 2018	$(278)

Balance at March 31, 2019	$(71)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	165
Other reclassifications included in other revenue	(2)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	7
Balance at June 30, 2019	$99

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Total AOCI
Balance at December 31, 2017	$(152)
Adoption of accounting standards	(33)
Available for sale securities:
Net unrealized gain (loss)	(107)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	14
Balance at June 30, 2018	$(278)

Balance at December 31, 2018	$(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	319
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	19
Other reclassifications included in other revenue	(3)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	16
Balance at June 30, 2019	$99

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Regulatory Requirements

At June 30, 2019, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$17,223	20.5%	N/A		$3,775	4.5%
Tier 1 Risk-Based Capital	20,016	23.9%	N/A		5,033	6.0%
Total Risk-Based Capital	20,035	23.9%	N/A		6,710	8.0%
Tier 1 Leverage	20,016	7.3%	N/A		10,969	4.0%
Supplementary Leverage Ratio (1)	20,016	7.1%	N/A		8,420	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,856	22.7%	$4,550	6.5%	$3,150	4.5%
Tier 1 Risk-Based Capital	15,856	22.7%	5,600	8.0%	4,200	6.0%
Total Risk-Based Capital	15,874	22.7%	7,000	10.0%	5,600	8.0%
Tier 1 Leverage	15,856	7.4%	10,719	5.0%	8,576	4.0%
Supplementary Leverage Ratio (1)	15,856	7.2%	N/A	N/A	6,619	3.0%

December 31, 2018
CSC
Common Equity Tier 1 Risk-Based Capital	$16,813	17.6%	N/A		$4,295	4.5%
Tier 1 Risk-Based Capital	19,606	20.5%	N/A		5,726	6.0%
Total Risk-Based Capital	19,628	20.6%	N/A		7,635	8.0%
Tier 1 Leverage	19,606	7.1%	N/A		11,058	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,832	19.7%	$5,233	6.5%	$3,623	4.5%
Tier 1 Risk-Based Capital	15,832	19.7%	6,441	8.0%	4,831	6.0%
Total Risk-Based Capital	15,853	19.7%	8,051	10.0%	6,441	8.0%
Tier 1 Leverage	15,832	7.2%	11,044	5.0%	8,836	4.0%
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
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and, beginning in 2019, a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer became 2.5% on January 1, 2019 (1.875% at December 31, 2018). At June 30, 2019, the countercyclical capital buffer was zero percent. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2019 the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2019, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2019 that management believes have changed CSB’s capital category.

In late 2017, Schwab acquired a federal savings bank charter which is now called Charles Schwab Premier Bank. At June 30, 2019, the balance sheet of Charles Schwab Premier Bank consisted primarily of investment securities, and held total assets of $13.8 billion. Charles Schwab Premier Bank is subject to similar regulatory guidelines and requirements, and seeks to maintain a Tier 1 Leverage Ratio similar to CSB.

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Net capital and net capital requirements for CS&Co are as follows:

	June 30, 2019	December 31, 2018
Net Capital	$2,346	$2,304
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	424	436
Net Capital in excess of required net capital	$1,922	$1,868

In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at June 30, 2019. The SEC Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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

CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Net Revenues
Net interest revenue	$1,154	$1,063	$455	$344	$1,609	$1,407
Asset management and administration fees	560	569	226	245	786	814
Trading revenue	110	115	64	65	174	180
Other	67	65	45	20	112	85
Total net revenues	1,891	1,812	790	674	2,681	2,486
Expenses Excluding Interest	1,057	1,012	388	343	1,445	1,355
Income before taxes on income	$834	$800	$402	$331	$1,236	$1,131

	Investor Services		Advisor Services		Total
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Net Revenues
Net interest revenue	$2,349	$2,020	$941	$650	$3,290	$2,670
Asset management and administration fees	1,093	1,162	448	503	1,541	1,665
Trading revenue	221	242	138	139	359	381
Other	139	129	75	39	214	168
Total net revenues	3,802	3,553	1,602	1,331	5,404	4,884
Expenses Excluding Interest	2,119	2,054	785	697	2,904	2,751
Income before taxes on income	$1,683	$1,499	$817	$634	$2,500	$2,133

17.    Subsequent Event
On July 25, 2019, the Company announced a definitive agreement to acquire assets of USAA-IMCO, including over one million brokerage and managed portfolio accounts with approximately $90 billion in client assets for $1.8 billion in cash. The two companies have also agreed to enter into a long-term referral agreement, effective at closing of the acquisition, that would make Schwab the exclusive wealth management and brokerage provider for USAA members. The transaction is expected to close in 2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 10.

Item 1A.     Risk Factors

During the first six months of 2019, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2018 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2019 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	437	$45.74	437	$3,980
Employee transactions (1)	4	$43.88	N/A	N/A
May:
Share repurchase program	9,876	$43.51	9,876	$3,550
Employee transactions (1)	5	$45.45	N/A	N/A
June:
Share repurchase program	18,794	$40.95	18,794	$2,780
Employee transactions (1)	8	$41.90	N/A	N/A
Total:
Share repurchase program	29,107	$41.91	29,107	$2,780
Employee Transactions (1)	17	$43.39	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information
None.

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

10.395	Credit Agreement (364 – Day Commitment) dated as of May 31, 2019, between the Registrant and financial institutions therein (supersedes Exhibit 10.392).	(1)

10.396	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans.	(1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(2)

101.SCH	Inline XBRL Taxonomy Extension Schema	(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(2)

101.DEF	Inline XBRL Extension Definition	(2)

101.LAB	Inline XBRL Taxonomy Extension Label	(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(2)

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2019 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 7, 2019	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer