Form 10-Q
period 2019-09-30
SCHWAB CHARLES CORP
filed 2019-11-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
1,282,287,840 shares of $.01 par value Common Stock outstanding on October 31, 2019

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2019

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $3.77 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Form 10-K).

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website also includes the Dodd-Frank stress test results, our regulatory capital disclosures based on Basel III, and our quarterly average liquidity coverage ratio (LCR). The SEC maintains a website at https://www.sec.gov that contains reports, proxy statements, and other information that we file electronically with them.

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

•	Investments to drive efficiency and scale to support our expanding client base (see Overview);

•	Delivery of business growth and meaningful capital returns (see Overview);

•
The acquisition of assets of USAA’s Investment Management Company (USAA-IMCO) and entering into a referral agreement (see Overview, Risk Management – Liquidity Risk, Capital Management, and Commitments and Contingencies in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);

•
The impact of the recent pricing reductions on the Company’s value proposition, competitive positioning, long-term growth in total client assets and client accounts, trading revenue, and total net revenues (see Overview);

•	2019 capital expenditures (see Results of Operations);

•	The phase-out of the use of LIBOR (see Risk Management);

•	The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Item 1 – Note 2);

•	The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Item 1 – Note 10); and

•	The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 10 and Legal Proceedings in Part II, Item 1).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations, and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advisory solutions and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new and enhanced products, services, and capabilities, as well as implement infrastructure, in a timely and successful manner;

•	The effect of pricing reductions on client acquisition, retention and asset levels, including cash balances;

•	The Company’s ability to monetize client assets;

•	The timing and the ability of us and USAA-IMCO to satisfy the closing conditions in the purchase agreement, including regulatory approvals and the implementation of conversion plans;

•	The timing of campus expansion work and technology projects;

•	Adverse developments in litigation or regulatory matters and any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2018 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarters and first nine months of 2019 and 2018 are:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Client Metrics
Net new client assets (in billions) (1)	$56.6	$53.5	6%	$145.5	$78.6	85%
Core net new client assets (in billions)	$56.6	$53.5	6%	$145.5	$172.5	(16)%
Client assets (in billions, at quarter end)	$3,768.4	$3,563.7	6%
Average client assets (in billions)	$3,736.1	$3,508.1	6%	$3,611.0	$3,420.2	6%
New brokerage accounts (in thousands)	363	369	(2)%	1,135	1,196	(5)%
Active brokerage accounts (in thousands, at quarter end)	12,118	11,423	6%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,977.9	$1,851.9	7%
Client cash as a percentage of client assets (at quarter end)	11.4%	10.3%
Company Financial Metrics
Total net revenues	$2,711	$2,579	5%	$8,115	$7,463	9%
Total expenses excluding interest	1,475	1,360	8%	4,379	4,111	7%
Income before taxes on income	1,236	1,219	1%	3,736	3,352	11%
Taxes on income	285	296	(4)%	884	780	13%
Net income	951	923	3%	2,852	2,572	11%
Preferred stock dividends and other	38	38	—	127	128	(1)%
Net income available to common stockholders	$913	$885	3%	$2,725	$2,444	11%
Earnings per common share — diluted	$.70	$.65	8%	$2.05	$1.79	15%
Net revenue growth from prior year	5%	19%		9%	17%
Pre-tax profit margin	45.6%	47.3%		46.0%	44.9%
Return on average common stockholders’ equity	20%	20%		20%	19%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.15%		0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.3%	7.5%
(1) The first nine months of 2018 includes outflows of $93.9 billion from certain mutual fund clearing services clients.

During the first nine months of 2019, the equity markets showed noteworthy durability, as the S&P 500 remained up nearly 20% for the year through September 30th. Concerns persisted, however, regarding global trade and a generally softening economic outlook. The Federal Reserve moved forward with mid-cycle easing, cutting short-term interest rates 25 bps in both July and September, and long-term rates also declined significantly. Through this environment, Schwab’s net income grew to $951 million and $2.9 billion in the third quarter and first nine months of 2019, respectively, while diluted earnings per share reached $.70 and $2.05 in the third quarter and first nine months of 2019, representing increases of 8% and 15% from the comparable periods in 2018. Our continued success with clients and our full-service model enabled us to deliver total net revenues of $2.7 billion in the third quarter and $8.1 billion in the first nine months of 2019, up 5% and 9%, respectively, from the comparable periods in 2018.

Largely as a result of generally higher investment yields and higher client cash balances, net interest revenue rose 7% in the third quarter of 2019 to $1.6 billion, which brought our 2019 year-to-date net interest revenue to $4.9 billion, a 17% increase from the first nine months of 2018. Growing client balances in purchased money market funds, advice solutions, and other third-party mutual funds and ETFs helped push asset management and administration fees to $825 million in the third quarter of 2019, up 2% from the third quarter of 2018. Asset management and administration fees totaled $2.4 billion for the first nine months of 2019, down 4% from the same period in 2018, primarily as a result of lower sweep money market fund revenue due to the transfer of sweep money market funds to bank and broker-dealer sweep, as well as declines in Mutual Fund OneSource®

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

balances. Trading revenue decreased 2% and 5% during the third quarter and first nine months of 2019, respectively, compared with the same periods in 2018, due primarily to lower average revenue per revenue trade.

Total expenses excluding interest increased 8% and 7% during the third quarter and first nine months of 2019, respectively. Year-to-date 2019 expenses reflect growth in headcount relative to 2018 and our investments to drive efficiency and scale as we support our expanding client base. The third quarter also included $62 million of severance charges associated with our decision to eliminate positions spanning approximately 3% of our workforce, as we work to ensure we remain properly positioned to serve clients through what has become a more challenging environment. These charges contributed roughly half of our 8% expense growth in the third quarter.

Clients opened 363,000 new brokerage accounts during the third quarter, bringing our 2019 year-to-date total to 1.1 million, and helping raise active brokerage accounts to 12.1 million at quarter-end, up 6% from September 30, 2018. Core net new assets of $56.6 billion during the third quarter brought our total to $145.5 billion for the first nine months of 2019, representing an annualized organic growth rate of 6%. Client demand for help and guidance continued to grow, as client assets receiving ongoing advisory services reached $1.98 trillion at quarter-end, up 7% from September 30, 2018. Total client assets rose to $3.77 trillion as of September 30, 2019, representing an increase of $204.7 billion, or 6% from September 30, 2018.

Consistent with our approach to deliver both business growth and meaningful capital returns, we completed $771 million and $2.0 billion of share repurchases during the third quarter and first nine months of 2019, respectively, under our current $4.0 billion authorization. Our expanding client base and related increases in their cash balances drove modest organic growth in our balance sheet during the third quarter, as consolidated total assets increased $2.7 billion during the third quarter to $279.0 billion. We ended the third quarter of 2019 with a Tier 1 Leverage Ratio of 7.3%, and produced a return on equity of 20% for both the third quarter and first nine months of 2019.

On July 25, 2019, the Company announced a definitive agreement to acquire assets of USAA-IMCO, including over one million brokerage and managed portfolio accounts with approximately $90 billion in client assets, for $1.8 billion in cash. The companies have also agreed to enter into a long-term referral agreement, effective at closing of the acquisition, that would make Schwab the exclusive wealth management and brokerage provider for USAA members. The transaction is expected to close in mid-2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

Effective October 7, 2019, CS&Co eliminated online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options. These pricing reductions are consistent with Founder and Chairman Charles Schwab’s vision of making investing accessible to all. Management believes they enhance both our value proposition and our competitive positioning, and will contribute to long-term growth in total client assets and client accounts at Schwab. Based on trading volumes in the third quarter of 2019, we estimate that these pricing reductions were equivalent to approximately $90-100 million of third quarter trading revenue and 3-4% of total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Current Regulatory Environment and Other Developments

In October 2019, the Board of Governors of the Federal Reserve System (Federal Reserve) issued a final enhanced prudential standards rule, and the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and the Federal Deposit Insurance Corporation (FDIC) jointly issued a final capital and liquidity rule. Together, the two rules establish a revised framework for applying enhanced prudential standards and capital and liquidity requirements to large U.S. banking organizations with more than $100 billion in total assets, with four categories of standards that reflect the risks of banking organizations in each group. CSC will be in Category III based on having $250-700 billion in total assets and less than $75 billion in cross-jurisdictional activity.

The Federal Reserve final rule, largely unchanged from its October 2018 proposal, for the first time makes large savings and loan holding companies such as CSC subject to enhanced prudential standards, tailoring those regulatory requirements relating to capital stress testing, risk management, liquidity risk management, and single-counterparty credit limits based on an institution’s asset size and four other risk factors. The rule provides that Category III banking organizations will be subject to annual supervisory stress testing and biennial company-run stress testing. The interagency rule similarly tailors requirements under the agencies’ regulatory capital, LCR, and proposed net stable funding ratio rules for banking organizations in each of the four categories. Under the rule, banking organizations in Category III are no longer required to calculate their risk-weighted assets using the “advanced approaches” framework or to include accumulated other comprehensive income (AOCI) in calculating their regulatory capital; however, they will continue to be subject to the supplementary leverage ratio and any future countercyclical capital buffer imposed by the banking agencies. As a Category III banking organization which has less than $75 billion in weighted short-term wholesale funding, as defined in the rule, Schwab will be subject to a reduced LCR requirement calibrated at 85% of the full LCR requirement.

Although the Federal Reserve announced in its final rule that additional capital planning proposals would be issued at a later date, the agency did indicate that all Category III firms, including savings and loan holding companies, will be required to submit annual capital plans that will be subject to qualitative and quantitative assessments evaluated as part of the Comprehensive Capital Analysis and Review (CCAR) process.

In a separate rulemaking, the Federal Reserve and the FDIC excluded savings and loan holding companies such as CSC from any resolution planning requirement.

Schwab is currently assessing the overall impact of the final rules on its capital and liquidity requirements, as well as the stress testing, risk management, and other operational areas that will be affected by the rules.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2019		2018
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	8%	$1,892	70%	$1,755	68%
Interest expense	14%	(261)	(10)%	(228)	(9)%
Net interest revenue	7%	1,631	60%	1,527	59%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	—	445	16%	446	17%
Advice solutions	4%	305	11%	294	11%
Other (1)	9%	75	3%	69	3%
Asset management and administration fees	2%	825	30%	809	31%
Trading revenue
Commissions	3%	159	6%	155	6%
Principal transactions	(38)%	13	—	21	1%
Trading revenue	(2)%	172	6%	176	7%
Other	24%	83	4%	67	3%
Total net revenues	5%	$2,711	100%	$2,579	100%

		2019		2018
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	22%	$5,817	72%	$4,766	64%
Interest expense	57%	(896)	(11)%	(569)	(8)%
Net interest revenue	17%	4,921	61%	4,197	56%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	(9)%	1,287	16%	1,419	19%
Advice solutions	2%	878	11%	859	11%
Other (1)	3%	201	2%	196	3%
Asset management and administration fees	(4)%	2,366	29%	2,474	33%
Trading revenue
Commissions	(5)%	477	6%	501	7%
Principal transactions	(4)%	54	1%	56	1%
Trading revenue	(5)%	531	7%	557	8%
Other	26%	297	3%	235	3%
Total net revenues	9%	$8,115	100%	$7,463	100%
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates at the time of origination or purchase, changes in interest rates on floating rate securities and loans, and changes in prepayment levels for mortgage-related securities and loans. Interest rates across maturities declined during the first nine months of 2019 relative to the end of 2018. During the second and third quarters, to maintain our overall targeted interest rate risk profile, we began positioning the securities in our banking entities’ investment portfolios to include a higher percentage of fixed-rate, longer duration investments to lower our interest rate sensitivities to further declines in market interest rates.

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2019			2018
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$22,288	$123	2.16%	$18,623	$94	1.98%
Cash and investments segregated	16,140	92	2.25%	10,253	51	1.94%
Broker-related receivables	216	2	2.34%	307	1	1.94%
Receivables from brokerage clients	19,438	205	4.13%	20,224	217	4.19%
Available for sale securities (1)	53,487	366	2.71%	55,283	328	2.34%
Held to maturity securities	136,880	906	2.63%	137,065	887	2.57%
Bank loans	16,724	146	3.49%	16,579	142	3.43%
Total interest-earning assets	265,173	1,840	2.75%	258,334	1,720	2.63%
Other interest revenue		52			35
Total interest-earning assets	$265,173	$1,892	2.82%	$258,334	$1,755	2.69%
Funding sources
Bank deposits	$208,592	$166	0.32%	$208,666	$158	0.30%
Payables to brokerage clients	25,080	21	0.33%	20,595	16	0.31%
Short-term borrowings (2)	21	—	2.48%	—	—	—
Long-term debt	7,425	67	3.58%	5,790	51	3.52%
Total interest-bearing liabilities	241,118	254	0.42%	235,051	225	0.38%
Non-interest-bearing funding sources	24,055			23,283
Other interest expense		7			3
Total funding sources	$265,173	$261	0.39%	$258,334	$228	0.36%
Net interest revenue		$1,631	2.43%		$1,527	2.33%
(1) Amounts have been calculated based on amortized cost.
(2) Interest revenue or expense was less than $500,000 in the period or periods presented.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2019			2018
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$24,506	$432	2.33%	$16,164	$217	1.78%
Cash and investments segregated	14,771	264	2.36%	12,002	149	1.64%
Broker-related receivables	225	4	2.21%	324	4	1.62%
Receivables from brokerage clients	19,279	636	4.35%	19,629	600	4.03%
Available for sale securities (1)	58,738	1,203	2.72%	52,797	859	2.16%
Held to maturity securities	134,031	2,721	2.70%	129,490	2,420	2.48%
Bank loans	16,621	443	3.56%	16,522	410	3.31%
Total interest-earning assets	268,171	5,703	2.82%	246,928	4,659	2.50%
Other interest revenue		114			107
Total interest-earning assets	$268,171	$5,817	2.88%	$246,928	$4,766	2.56%
Funding sources
Bank deposits	$213,089	$616	0.39%	$193,010	$339	0.23%
Payables to brokerage clients	23,443	68	0.39%	21,591	37	0.23%
Short-term borrowings (2)	18	—	2.49%	4,488	54	1.59%
Long-term debt	7,122	192	3.59%	5,053	131	3.46%
Total interest-bearing liabilities	243,672	876	0.48%	224,142	561	0.33%
Non-interest-bearing funding sources	24,499			22,786
Other interest expense		20			8
Total funding sources	$268,171	$896	0.45%	$246,928	$569	0.31%
Net interest revenue		$4,921	2.43%		$4,197	2.25%
(1) Amounts have been calculated based on amortized cost.
(2) Interest revenue or expense was less than $500,000 in the period or periods presented.

Net interest revenue increased $104 million, or 7%, and $724 million, or 17% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, due to generally higher investment yields and growth in interest-earning assets.
Our net interest margin was 2.43% during both the third quarter and first nine months of 2019, up from 2.33% and 2.25% during the third quarter and first nine months of 2018. These increases were driven primarily by higher yields received on interest-earning assets due in part to the Federal Reserve’s 2018 interest rate increases, partially offset by higher interest rates paid on bank deposits and other interest-bearing liabilities.
Average interest-earning assets for the third quarter and first nine months of 2019 were higher by 3% and 9%, respectively, compared to the same periods in 2018. The increase in average interest-earning assets for the third quarter of 2019 primarily reflects higher client cash balances; the increase for the first nine months of 2019 primarily reflects higher bank deposits due to transfers from sweep money market funds to bank sweep, as well as higher client cash balances. Short-term borrowings in 2018 were primarily the result of Federal Home Loan Bank (FHLB) advances, which were used to provide temporary funding for investments ahead of deposit growth during the first half of 2018. There were no FHLB borrowings in the first nine months of 2019.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2019			2018
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$177,892	$133	0.30%	$130,202	$122	0.37%
Schwab equity and bond funds, ETFs, and CTFs (1)	274,005	75	0.11%	235,148	78	0.13%
Mutual Fund OneSource® and other non-transaction fee funds	192,409	153	0.32%	209,560	171	0.32%
Other third-party mutual funds and ETFs (2)	486,285	84	0.07%	342,316	75	0.09%
Total mutual funds, ETFs and CTFs (1,3)	$1,130,591	445	0.16%	$917,226	446	0.19%
Advice solutions (3)
Fee-based	$251,591	305	0.48%	$234,338	294	0.50%
Non-fee-based	71,195	—	—	65,146	—	—
Total advice solutions	$322,786	305	0.37%	$299,484	294	0.39%
Other balance-based fees (1,4)	421,241	56	0.05%	384,038	52	0.05%
Other (5)		19			17
Total asset management and administration fees		$825			$809

	2019			2018
Nine Months Ended September 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$166,053	$378	0.30%	$142,177	$451	0.42%
Schwab equity and bond funds, ETFs, and CTFs (1)	260,034	219	0.11%	221,818	228	0.14%
Mutual Fund OneSource® and other non-transaction fee funds	190,847	452	0.32%	216,699	524	0.32%
Other third-party mutual funds and ETFs (2)	469,901	238	0.07%	329,033	216	0.09%
Total mutual funds, ETFs and CTFs (1,3)	$1,086,835	1,287	0.16%	$909,727	1,419	0.21%
Advice solutions (3)
Fee-based	$241,678	878	0.49%	$228,326	859	0.50%
Non-fee-based	69,136	—	—	62,377	—	—
Total advice solutions	$310,814	878	0.38%	$290,703	859	0.40%
Other balance-based fees (1,4)	407,762	162	0.05%	388,836	158	0.05%
Other (5)		39			38
Total asset management and administration fees		$2,366			$2,474
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

Asset management and administration fees increased by $16 million, or 2%, in the third quarter of 2019 and decreased by
$108 million, or 4%, in the first nine months of 2019, compared to the same periods in 2018. The increase in asset management and administration fees for the third quarter of 2019 was due to higher revenue from growing asset balances in purchased money market funds, other third-party mutual funds and ETFs, and increased enrollment in advice solutions, compared to the same period in 2018. The decrease in asset management and administration fees for the first nine months of 2019 was due to lower sweep money market fund revenue as a result of transfers to bank and broker-dealer sweep, as well as client asset allocation choices including continued reduced usage of Mutual Fund OneSource®. Part of the year-to-date decline was offset by revenue from growing asset balances in purchased money market funds, other third-party mutual funds and ETFs, and increased enrollment in advice solutions.

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 44% of the

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

asset management and administration fees earned during both the third quarter and first nine months of 2019, compared to 46% and 49% for the same periods in 2018:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs (1)		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$168,064	$134,166	$254,460	$216,883	$197,777	$212,513
Net inflows (outflows)	18,044	(6,204)	7,408	6,290	(5,586)	(7,126)
Net market gains (losses) and other	843	522	1,296	9,349	2,482	7,228
Balance at end of period	$186,951	$128,484	$263,164	$232,522	$194,673	$212,615

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs (1)		Mutual Fund OneSource® and Other NTF funds
Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$153,472	$163,650	$209,471	$196,784	$180,532	$225,202
Net inflows (outflows)	30,735	(36,645)	20,789	24,746	(16,729)	(25,403)
Net market gains (losses) and other	2,744	1,479	32,904	10,992	30,870	12,816
Balance at end of period	$186,951	$128,484	$263,164	$232,522	$194,673	$212,615
(1) Beginning in the first quarter of 2019, CTFs are included in these balances. Prior periods have been recast to reflect this change.

Trading Revenue
The following table presents trading revenue and the related drivers:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Daily average revenue trades (DARTs) (in thousands)	395	382	3%	401	406	(1)%
Clients’ daily average trades (in thousands)	718	683	5%	737	732	1%
Number of trading days	63.5	62.5	2%	187.5	187.5	—
Daily average revenue per revenue trade	$6.94	$7.27	(5)%	$7.03	$7.27	(3)%
Trading revenue	$172	$176	(2)%	$531	$557	(5)%
During the third quarter and first nine months of 2019, trading revenue decreased $4 million, or 2%, and $26 million, or 5%, compared to the same periods in 2018. These declines were due primarily to decreases in daily average revenue per revenue trade, which decreased 5% and 3% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.

Effective October 7, 2019, CS&Co eliminated online trade commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options. For additional information on the pricing reduction, see Overview.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Other revenue increased $16 million, or 24%, and $62 million, or 26%, in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increase in other revenue for the first nine months of 2019 was primarily due to a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. in the second quarter of 2019, and a gain from the assignment of leased office space in the first quarter of 2019. Order flow revenue was $34 million and $33 million during the third quarters of 2019 and 2018, respectively, and $99 million and $104 million during the first nine months of 2019 and 2018, respectively. The decrease in order flow revenue for the first nine months of 2019 was primarily due to lower volume of trades during the first quarter of 2019 compared to the same period in 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Compensation and benefits
Salaries and wages	$546	$423	29%	$1,498	$1,253	20%
Incentive compensation	183	193	(5)%	597	615	(3)%
Employee benefits and other	128	121	6%	419	384	9%
Total compensation and benefits	$857	$737	16%	$2,514	$2,252	12%
Professional services	168	164	2%	516	476	8%
Occupancy and equipment	144	124	16%	408	368	11%
Advertising and market development	71	70	1%	217	220	(1)%
Communications	63	59	7%	187	179	4%
Depreciation and amortization	88	78	13%	255	226	13%
Regulatory fees and assessments	30	57	(47)%	92	158	(42)%
Other	54	71	(24)%	190	232	(18)%
Total expenses excluding interest	$1,475	$1,360	8%	$4,379	$4,111	7%
Expenses as a percentage of total net revenues
Compensation and benefits	32%	29%		31%	30%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands)
At quarter end	19.8	19.1	4%
Average	20.2	19.0	6%	20.1	18.4	9%
Total compensation and benefits increased in the third quarter and first nine months of 2019 compared to the same periods in 2018, primarily due to an increase in employee headcount in 2019 to support our expanding client base as well as $62 million of severance charges in the third quarter of 2019.
Professional services expense increased in the third quarter and first nine months of 2019 compared to the same periods in 2018, primarily due to overall growth in the business and investments in projects to further drive efficiency and scale.
Occupancy and equipment expense increased in the third quarter and first nine months of 2019 compared to the same periods in 2018, primarily due to an increase in software maintenance expenses and additional licenses to support growth in the business.
Depreciation and amortization expenses grew in the third quarter and first nine months of 2019 compared to the same periods in 2018, primarily due to higher amortization of internally developed software associated with continued investments in software and technology enhancements.
Regulatory fees and assessments decreased in the third quarter and first nine months of 2019 compared to the same periods in 2018, primarily due to a decrease in FDIC insurance assessments resulting from the elimination of the FDIC surcharge in the fourth quarter of 2018.

Other expenses decreased in the third quarter and the first nine months of 2019 compared to the same periods in 2018, primarily due to lower bad debt expense and travel and entertainment expense.

Capital expenditures were $190 million and $544 million in the third quarter and first nine months of 2019, respectively, compared with $156 million and $417 million in the third quarter and first nine months of 2018, respectively. The increase in capital expenditures from the prior year was primarily due to the expansion of our campuses in the U.S. We currently anticipate capital expenditures for full-year 2019 will reach approximately 7-8% of total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

Taxes on income were $285 million and $296 million for the third quarters of 2019 and 2018, respectively, resulting in effective income tax rates on income before taxes of 23.1% and 24.3%, respectively. Taxes on income were $884 million and
$780 million for the first nine months of 2019 and 2018, respectively, resulting in effective income tax rates on income before taxes of 23.7% and 23.3%, respectively. The decrease in the effective tax rate in the third quarter of 2019 compared to the same period in the prior year was primarily due to federal tax benefits recognized during the current period. The increase in the effective tax rate in the first nine months of 2019 compared to the same period in the prior year was primarily due to a decrease in equity compensation tax deduction benefits.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2019	2018	Percent Change	2019	2018	Percent Change	2019	2018
Net Revenues
Net interest revenue	4%	$1,182	$1,138	15%	$449	$389	7%	$1,631	$1,527
Asset management and administration fees	4%	586	565	(2)%	239	244	2%	825	809
Trading revenue	(4)%	108	112	—	64	64	(2)%	172	176
Other	28%	68	53	7%	15	14	24%	83	67
Total net revenues	4%	1,944	1,868	8%	767	711	5%	2,711	2,579
Expenses Excluding Interest	5%	1,070	1,015	17%	405	345	8%	1,475	1,360
Income before taxes on income	2%	$874	$853	(1)%	$362	$366	1%	$1,236	$1,219

	Investor Services			Advisor Services			Total
Nine Months Ended September 30,	Percent Change	2019	2018	Percent Change	2019	2018	Percent Change	2019	2018
Net Revenues
Net interest revenue	12%	$3,531	$3,158	34%	$1,390	$1,039	17%	$4,921	$4,197
Asset management and administration fees	(3)%	1,679	1,727	(8)%	687	747	(4)%	2,366	2,474
Trading revenue	(7)%	329	354	—	202	203	(5)%	531	557
Other	14%	207	182	70%	90	53	26%	297	235
Total net revenues	6%	5,746	5,421	16%	2,369	2,042	9%	8,115	7,463
Expenses Excluding Interest	4%	3,189	3,069	14%	1,190	1,042	7%	4,379	4,111
Income before taxes on income	9%	$2,557	$2,352	18%	$1,179	$1,000	11%	$3,736	$3,352

Investor Services

Total net revenues grew by 4% in the third quarter of 2019 compared to the same period in 2018, primarily due to an increase in net interest revenue and asset management and administration fees. During the first nine months of 2019, total net revenues grew by 6% compared to 2018, primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased for both the third quarter and first nine months of 2019, primarily due to higher net interest margin and higher interest-earning assets. During the third quarter of 2019, asset management and administration fees increased primarily due to growing asset balances in purchased money market funds, other third-party mutual funds and ETFs, and advice solutions. Asset management and administration fees decreased during the first nine months of 2019 as a result of lower sweep money market fund revenue due to transfers to bank and broker-dealer sweep, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®. Part of the year-to-date decline was offset by growing asset balances in purchased money market funds, other third-party mutual funds and ETFs, and increased enrollment in advice solutions.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses excluding interest increased by 5% and 4% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, primarily as a result of higher compensation and benefits due to increased headcount in 2019 and severance charges in the third quarter of 2019, higher professional services due to overall growth in the business and investments in projects to further drive efficiency and scale, higher occupancy and equipment expenses due to an increase in software maintenance expenses and additional licenses to support growth in the business, and higher amortization of internally developed software associated with continued investments in software and technology enhancements. These increases were partially offset by a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018 and lower travel and entertainment expenses.

Advisor Services

Total net revenues grew by 8% and 16% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, primarily due to increases in net interest revenue and other revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margin and higher interest-earning assets. Other revenue increased primarily due to a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. in the second quarter of 2019. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank and broker-dealer sweep, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®.

Expenses excluding interest increased by 17% and 14% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, primarily due to higher compensation and benefits due to increased headcount in 2019 and severance charges in the third quarter of 2019, higher professional services expense due to overall growth in the business and investments in projects to further drive efficiency and scale, and higher occupancy and equipment expense due to an increase in software maintenance expenses and additional licenses to support growth in the business. These increases were partially offset by a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018, lower bad debt expenses, and lower travel and entertainment expenses.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheets and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning September 30, 2019 and December 31, 2018 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2019	December 31, 2018
Increase of 100 basis points	3.8%	4.4%
Decrease of 100 basis points	(6.0)%	(4.9)%
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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at September 30, 2019:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$35,200
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,472
Unsecured commercial paper (2)	CSC	—	750
Committed, unsecured credit facility with various external banks	CSC	—	750
Federal Reserve Bank discount window (3)	Banking subsidiaries	—	8,254
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

As Schwab’s consolidated balance sheet assets were above $250 billion at December 31, 2018, Schwab became subject to the non-modified LCR rule on April 1, 2019. The Company was in compliance with the LCR rule at September 30, 2019. See Current Regulatory Environment and Other Developments for information on recently issued rules that will impact Schwab’s LCR requirements. The table below presents information about our average LCR:

Average for the Three Months Ended September 30, 2019

Total eligible high quality liquid assets	$53,865
Net cash outflows	$48,109
LCR	112%

Borrowings

The following are details of the Senior Notes:

September 30, 2019	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$7,481	2020 - 2029	3.36%	A2	A	A

New Debt Issuance

The new debt issuance in 2019 is a senior unsecured obligation with interest payable semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
May 22, 2019	$600	5/22/2029	3.250%

Acquisition of USAA-IMCO

We expect to utilize cash generated from operations to fund the $1.8 billion purchase of assets from USAA-IMCO. The transaction is expected to close in mid-2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including anticipated balance sheet growth, providing financial support to our subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to our banking subsidiaries. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios. Our capital management in coming quarters will incorporate preparations for closing the USAA-IMCO transaction, including the allocation of capital to support client cash that will be added to our balance sheet.

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2018 Form 10-K and in Item 1 – Note 15. As of September 30, 2019, CSC and CSB are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (1)		December 31, 2018
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$21,354	$15,591	$20,670	$15,615
Less:
Preferred stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$18,561	$15,591	$17,877	$15,615
Less:
Goodwill, net of associated deferred tax liabilities	$1,188	$13	$1,188	$13
Other intangible assets, net of associated deferred tax liabilities	106	—	125	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	3	1	3	1
AOCI adjustment (1)	—	—	(252)	(231)
Common Equity Tier 1 Capital	$17,264	$15,577	$16,813	$15,832
Tier 1 Capital	$20,057	$15,577	$19,606	$15,832
Total Capital	20,075	15,594	19,628	15,853
Risk-Weighted Assets	86,161	68,154	95,441	80,513
Total Leverage Exposure (1)	280,591	217,468	N/A	N/A
Common Equity Tier 1 Capital/Risk-Weighted Assets	20.0%	22.9%	17.6%	19.7%
Tier 1 Capital/Risk-Weighted Assets	23.3%	22.9%	20.5%	19.7%
Total Capital/Risk-Weighted Assets	23.3%	22.9%	20.6%	19.7%
Tier 1 Leverage Ratio	7.3%	7.4%	7.1%	7.2%
Supplementary Leverage Ratio (1)	7.1%	7.2%	N/A	N/A
(1) Beginning in 2019, CSC and CSB are subject to the “advanced approaches” framework under the Basel III capital rule. As a result, we are now required to include all components of AOCI in regulatory capital and report our supplementary leverage ratio, which is calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes all on-balance sheet assets and certain off-balance sheet exposures, including unused commitments. Prior to 2019, CSC and CSB elected to opt-out of the requirement to include most components of AOCI in Common Equity Tier 1 Capital; the amounts and ratios for December 31, 2018 are presented on this basis. See Current Regulatory Environment and Other Developments for information on recently issued rules that will impact Schwab’s regulatory capital requirements.
N/A Not applicable.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the OCC and the Federal Reserve to declare dividends to CSC.

Schwab’s primary broker-dealer subsidiary, CS&Co, is subject to regulatory requirements of the Uniform Net Capital Rule. At September 30, 2019, CS&Co was in compliance with its net capital requirements.

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

Cash dividends paid and per share amounts for the first nine months of 2019 and 2018 are as follows:

	2019		2018
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$679	$.51	$448	$.33
Series A Preferred Stock (1)	28	70.00	28	70.00
Series C Preferred Stock (2)	27	45.00	27	45.00
Series D Preferred Stock (2)	33	44.64	33	44.64
Series E Preferred Stock (3)	28	4,625.00	28	4,625.00
Series F Preferred Stock (4)	13	2,500.00	15	2,930.56
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. During the third quarter and first nine months of 2019, CSC repurchased 20 million and 49 million shares of its common stock for $771 million and $2.0 billion, respectively, leaving $2.0 billion remaining on our existing authorization as of September 30, 2019.

OTHER

Foreign Exposure
At September 30, 2019, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At September 30, 2019, the fair value of these holdings totaled $5.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.7 billion, Japan at $603 million, and Canada at $572 million.
In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab generates indirect exposure to foreign countries through its investments in CSIM money market funds (collectively, the Funds) resulting from brokerage clearing activities. Certain of the Funds’ positions include certificates of deposit, time deposits, commercial paper, and corporate debt securities issued by counterparties in foreign countries. Schwab had outstanding margin loans to foreign residents of $667 million at September 30, 2019.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2018 Form 10-K. There have been no changes to critical accounting estimates during the nine months of 2019.

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenues
Interest revenue	$1,892	$1,755	$5,817	$4,766
Interest expense	(261)	(228)	(896)	(569)
Net interest revenue	1,631	1,527	4,921	4,197
Asset management and administration fees	825	809	2,366	2,474
Trading revenue	172	176	531	557
Other	83	67	297	235
Total net revenues	2,711	2,579	8,115	7,463
Expenses Excluding Interest
Compensation and benefits	857	737	2,514	2,252
Professional services	168	164	516	476
Occupancy and equipment	144	124	408	368
Advertising and market development	71	70	217	220
Communications	63	59	187	179
Depreciation and amortization	88	78	255	226
Regulatory fees and assessments	30	57	92	158
Other	54	71	190	232
Total expenses excluding interest	1,475	1,360	4,379	4,111
Income before taxes on income	1,236	1,219	3,736	3,352
Taxes on income	285	296	884	780
Net Income	951	923	2,852	2,572
Preferred stock dividends and other (1)	38	38	127	128
Net Income Available to Common Stockholders	$913	$885	$2,725	$2,444
Weighted-Average Common Shares Outstanding:
Basic	1,300	1,351	1,320	1,349
Diluted (2)	1,308	1,364	1,329	1,363
Earnings Per Common Shares Outstanding:
Basic	$.70	$.66	$2.06	$1.81
Diluted (2)	$.70	$.65	$2.05	$1.79
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 17 million and 11 million shares for the third quarters of 2019 and 2018, respectively, and 18 million and 12 million shares for the first nine months of 2019 and 2018, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$951	$923	$2,852	$2,572
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	51	(43)	496	(184)
Other reclassifications included in other revenue	(1)	—	(5)	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	10	8	30	26
Other comprehensive income (loss), before tax	60	(35)	521	(158)
Income tax effect	(15)	9	(125)	39
Other comprehensive income (loss), net of tax	45	(26)	396	(119)
Comprehensive Income	$996	$897	$3,248	$2,453

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$20,252	$27,938
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $9,707 at September 30, 2019 and $7,195 at December 31, 2018)	16,164	13,563
Receivables from brokers, dealers, and clearing organizations	1,317	553
Receivables from brokerage clients — net	21,069	21,651
Other securities owned — at fair value	497	539
Available for sale securities	56,483	66,578
Held to maturity securities	140,194	144,009
Bank loans — net	16,895	16,609
Equipment, office facilities, and property — net	2,017	1,769
Goodwill	1,227	1,227
Other assets	2,872	2,046
Total assets	$278,987	$296,482
Liabilities and Stockholders’ Equity
Bank deposits	$209,327	$231,423
Payables to brokers, dealers, and clearing organizations	1,736	1,831
Payables to brokerage clients	35,622	32,726
Accrued expenses and other liabilities	3,521	2,954
Long-term debt	7,427	6,878
Total liabilities	257,633	275,812
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,640	4,499
Retained earnings	19,374	17,329
Treasury stock, at cost — 198,611,926 shares at September 30, 2019 and 155,116,695 shares at December 31, 2018	(5,612)	(3,714)
Accumulated other comprehensive income (loss)	144	(252)
Total stockholders’ equity	21,354	20,670
Total liabilities and stockholders’ equity	$278,987	$296,482

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at June 30, 2018	$2,793	1,488	$15	$4,447	$15,903	$(2,783)	$(278)	$20,097
Net income	—	—	—	—	923	—	—	923
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(26)	(26)
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.13 per share	—	—	—	—	(177)	—	—	(177)
Stock option exercises and other	—	—	—	—	—	9	—	9
Share-based compensation	—	—	—	28	—	—	—	28
Other	—	—	—	9	—	5	—	14
Balance at September 30, 2018	$2,793	1,488	$15	$4,484	$16,615	$(2,769)	$(304)	$20,834

Balance at June 30, 2019	$2,793	1,488	$15	$4,599	$18,680	$(4,866)	$99	$21,320
Net income	—	—	—	—	951	—	—	951
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	45	45
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.17 per share	—	—	—	—	(223)	—	—	(223)
Repurchase of common stock	—	—	—	—	—	(771)	—	(771)
Stock option exercises and other	—	—	—	(2)	—	19	—	17
Share-based compensation	—	—	—	33	—	—	—	33
Other	—	—	—	10	—	6	—	16
Balance at September 30, 2019	$2,793	1,488	$15	$4,640	$19,374	$(5,612)	$144	$21,354

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2017	$2,793	1,488	$15	$4,353	$14,408	$(2,892)	$(152)	$18,525
Adoption of accounting standards	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	2,572	—	—	2,572
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(119)	(119)
Dividends declared on preferred stock	—	—	—	—	(117)	—	—	(117)
Dividends declared on common stock — $.33 per share	—	—	—	—	(448)	—	—	(448)
Stock option exercises and other	—	—	—	(8)	—	116	—	108
Share-based compensation	—	—	—	106	—	—	—	106
Other	—	—	—	33	—	7	—	40
Balance at September 30, 2018	$2,793	1,488	$15	$4,484	$16,615	$(2,769)	$(304)	$20,834

Balance at December 31, 2018	$2,793	1,488	$15	$4,499	$17,329	$(3,714)	$(252)	$20,670
Net income	—	—	—	—	2,852	—	—	2,852
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	396	396
Dividends declared on preferred stock	—	—	—	—	(115)	—	—	(115)
Dividends declared on common stock — $.51 per share	—	—	—	—	(679)	—	—	(679)
Repurchase of common stock	—	—	—	—	—	(1,991)	—	(1,991)
Stock option exercises and other	—	—	—	(15)	—	80	—	65
Share-based compensation	—	—	—	121	—	—	—	121
Other	—	—	—	35	(13)	13	—	35
Balance at September 30, 2019	$2,793	1,488	$15	$4,640	$19,374	$(5,612)	$144	$21,354

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$2,852	$2,572
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	131	113
Depreciation and amortization	255	226
Premium amortization, net, on available for sale and held to maturity securities	282	276
Other	127	108
Net change in:
Investments segregated and on deposit for regulatory purposes	(858)	6,973
Receivables from brokers, dealers, and clearing organizations	(756)	(147)
Receivables from brokerage clients	576	(1,858)
Other securities owned	42	39
Other assets	(28)	(143)
Payables to brokers, dealers, and clearing organizations	(95)	43
Payables to brokerage clients	2,896	(3,392)
Accrued expenses and other liabilities	(403)	(155)
Net cash provided by (used for) operating activities	5,021	4,655
Cash Flows from Investing Activities
Purchases of available for sale securities	(20,744)	(19,781)
Proceeds from sales of available for sale securities	21,710	115
Principal payments on available for sale securities	18,374	12,091
Purchases of held to maturity securities	(18,861)	(30,639)
Principal payments on held to maturity securities	13,653	12,382
Net change in bank loans	(338)	(86)
Purchases of equipment, office facilities, and property	(515)	(400)
Purchases of Federal Home Loan Bank stock	(2)	(156)
Proceeds from sales of Federal Home Loan Bank stock	—	528
Other investing activities	(18)	(74)
Net cash provided by (used for) investing activities	13,259	(26,020)
Cash Flows from Financing Activities
Net change in bank deposits (1)	(22,096)	43,752
Net change in short-term borrowings	—	(15,000)
Issuance of long-term debt	593	1,936
Repayment of long-term debt	—	(906)
Dividends paid	(808)	(579)
Proceeds from stock options exercised	65	108
Repurchases of common stock	(1,964)	—
Other financing activities	(13)	(12)
Net cash provided by (used for) financing activities	(24,223)	29,299
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(5,943)	7,934
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	38,227	19,160
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$32,284	$27,094

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2019	2018
Supplemental Cash Flow Information
Non-cash investing activity:
Securities purchased during the period but settled after period end	$—	$221
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$52	$—
Common stock repurchased during the period but settled after period end	$27	$—
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$922	$550
Income taxes	$907	$649
Amounts included in the measurement of lease liabilities (2)	$99	N/A
Leased assets obtained in exchange for new operating lease liabilities (2)	$87	N/A

	September 30, 2019	September 30, 2018
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (3)
Cash and cash equivalents	$20,252	$21,830
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	12,032	5,264
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$32,284	$27,094
(1) Includes transfers from other sweep features to bank sweep of $10.3 billion and $67.8 billion for the nine months ended September 30, 2019 and 2018, respectively.
(2) These amounts are presented beginning in 2019 as part of the adoption of ASU 2016-02. See Notes 2 and 9 for additional information related to this adoption.
(3) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 15.
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
The significant accounting policies are included in Note 2 in the 2018 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2019, except as described in Note 2 below.

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
ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
Provides guidance for recognizing impairment of most debt instruments measured at amortized cost, including loans and HTM debt securities. Requires estimating current expected credit losses (CECL) over the remaining life of an instrument or a portfolio of instruments with similar risk characteristics based on relevant information about past events, current conditions, and reasonable forecasts. The initial estimate of, and the subsequent changes in, CECL will be recognized as credit loss expense through current earnings and will be reflected as an allowance for credit losses offsetting the carrying value of the financial instrument(s) on the balance sheet. Amends the other-than-temporary impairment (OTTI) model for AFS debt securities by requiring the use of an allowance, rather than directly reducing the carrying value of the security, and eliminating consideration of the length of time such security has been in an unrealized loss position as a factor in concluding whether a credit loss exists.

Adoption requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for AFS debt securities for which an OTTI has been recognized prior to the effective date.
January 1, 2020 (early adoption permitted)
The Company expects that its allowance for credit losses will increase when CECL is adopted, primarily due to an incremental allowance that will be recorded on its HTM corporate debt securities. The incremental allowance at adoption is expected to be immaterial, but the impact of adoption will depend on, among other things, the economic environment, the proportion of securities classified as AFS versus HTM, and the size and type of loan and securities portfolios held by the Company on the date of adoption.
A large portion of the securities in the Company’s portfolio will have zero expectation of credit losses based on industry views and regulatory guidance for U.S. Treasury and U.S. agency mortgage-backed securities. Further, we expect to apply the practical expedient based on continuous collateral replenishment to the Company’s pledged asset lines (PALs) and margin loans.
The Company has completed the development of credit loss estimation methods for loans and the securities in its portfolio that do not have zero expectation of credit losses, including corporate debt securities and structured products. We are continuing the development of CECL policies and processes and testing and validation of credit loss estimation methods. We have also completed the first of the two planned quarterly CECL parallel runs.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest revenue
Interest revenue	$1,892	$1,755	$5,817	$4,766
Interest expense	(261)	(228)	(896)	(569)
Net interest revenue	1,631	1,527	4,921	4,197
Asset management and administration fees
Mutual funds, ETFs, and CTFs (1)	445	446	1,287	1,419
Advice solutions	305	294	878	859
Other (1)	75	69	201	196
Asset management and administration fees	825	809	2,366	2,474
Trading revenue
Commissions	159	155	477	501
Principal transactions	13	21	54	56
Trading revenue	172	176	531	557
Other	83	67	297	235
Total net revenues	$2,711	$2,579	$8,115	$7,463

(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 16. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Contract balances
Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606) were $338 million at September 30, 2019 and $307 million at December 31, 2018 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of September 30, 2019.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$40,179	$299	$47	$40,431
U.S. Treasury securities	5,034	3	10	5,027
Asset-backed securities (1)	4,773	35	7	4,801
Corporate debt securities (2)	4,630	57	1	4,686
Certificates of deposit	1,000	4	—	1,004
Commercial paper (2,3)	520	1	—	521
Non-agency commercial mortgage-backed securities	13	—	—	13
Total available for sale securities	$56,149	$399	$65	$56,483
Held to maturity securities
U.S. agency mortgage-backed securities	$114,276	$1,974	$238	$116,012
Asset-backed securities (1)	18,323	74	38	18,359
Corporate debt securities (2)	4,659	58	2	4,715
U.S. state and municipal securities	1,306	107	—	1,413
Non-agency commercial mortgage-backed securities	1,136	28	—	1,164
U.S. Treasury securities	224	6	—	230
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	—	50
Other	20	—	—	20
Total held to maturity securities	$140,194	$2,247	$278	$142,163

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$25,594	$44	$82	$25,556
U.S. Treasury securities	18,410	—	108	18,302
Asset-backed securities (1)	10,086	14	15	10,085
Corporate debt securities (2)	7,477	10	20	7,467
Certificates of deposit	3,682	4	1	3,685
U.S. agency notes	900	—	2	898
Commercial paper (2,3)	522	—	—	522
Foreign government agency securities	50	—	1	49
Non-agency commercial mortgage-backed securities	14	—	—	14
Total available for sale securities	$66,735	$72	$229	$66,578
Held to maturity securities
U.S. agency mortgage-backed securities	$118,064	$217	$2,188	$116,093
Asset-backed securities (1)	18,502	83	39	18,546
Corporate debt securities (2)	4,477	2	47	4,432
U.S. state and municipal securities	1,327	24	3	1,348
Non-agency commercial mortgage-backed securities	1,156	3	17	1,142
U.S. Treasury securities	223	—	6	217
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	1	49
Other	10	—	—	10
Total held to maturity securities	$144,009	$330	$2,301	$142,038

(1) Approximately 43% and 36% of asset-backed securities held as of September 30, 2019 and December 31, 2018, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 42% of the asset-backed securities held as of September 30, 2019 and December 31, 2018.
(2) As of September 30, 2019 and December 31, 2018, approximately 35% and 26%, respectively, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry. Approximately 18% of the holdings of these securities were issued by institutions in the information technology industry as of September 30, 2019 and December 31, 2018.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $0.9 billion and $4.9 billion of AFS commercial paper as of September 30, 2019 and December 31, 2018, respectively. These holdings have maturities of three months or less at the time of acquisition and an aggregate market value equal to amortized cost.

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

At September 30, 2019, our banking subsidiaries had pledged securities with a fair value of $26.8 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Certain banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve Bank discount window, and had pledged securities with a fair value of $8.3 billion as collateral for this facility at September 30, 2019. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $918 million at September 30, 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total

September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$12,063	$24	$6,317	$23	$18,380	$47
U.S. Treasury securities	377	—	3,161	10	3,538	10
Asset-backed securities	763	1	398	6	1,161	7
Corporate debt securities	149	1	499	—	648	1
Total	$13,352	$26	$10,375	$39	$23,727	$65
Held to maturity securities
U.S. agency mortgage-backed securities	$11,838	$37	$20,897	$201	$32,735	$238
Asset-backed securities	7,638	34	556	4	8,194	38
Corporate debt securities	416	1	354	1	770	2
Total	$19,892	$72	$21,807	$206	$41,699	$278
Total securities with unrealized losses (1)	$33,244	$98	$32,182	$245	$65,426	$343

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$9,529	$32	$4,257	$50	$13,786	$82
U.S. Treasury securities	4,951	6	7,037	102	11,988	108
Asset-backed securities	4,050	9	837	6	4,887	15
Corporate debt securities	3,561	19	254	1	3,815	20
Certificates of deposit	1,217	1	150	—	1,367	1
U.S. agency notes	195	—	304	2	499	2
Foreign government agency securities	—	—	49	1	49	1
Total	$23,503	$67	$12,888	$162	$36,391	$229
Held to maturity securities
U.S. agency mortgage-backed securities	$29,263	$222	$56,435	$1,966	$85,698	$2,188
Asset-backed securities	6,795	35	376	4	7,171	39
Corporate debt securities	2,909	29	1,066	18	3,975	47
U.S. state and municipal securities	77	2	18	1	95	3
Non-agency commercial mortgage-backed securities	283	2	632	15	915	17
U.S. Treasury securities	—	—	218	6	218	6
Foreign government agency securities	—	—	49	1	49	1
Total	$39,327	$290	$58,794	$2,011	$98,121	$2,301
Total securities with unrealized losses (2)	$62,830	$357	$71,682	$2,173	$134,512	$2,530
(1) The number of investment positions with unrealized losses totaled 343 for AFS securities and 625 for HTM securities.
(2) The number of investment positions with unrealized losses totaled 441 for AFS securities and 1,524 for HTM securities.

At September 30, 2019, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Management evaluates whether investment securities are other-than-temporarily impaired on a quarterly basis as described in Note 2 in the 2018 Form 10-K. No amounts were recognized as OTTI in earnings or other comprehensive income during the nine months ended September 30, 2019 or the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, Schwab did not hold any securities on which OTTI was previously recognized.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM securities are as follows:

September 30, 2019	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$51	$1,909	$11,061	$27,410	$40,431
U.S. Treasury securities	3,541	1,486	—	—	5,027
Asset-backed securities	35	3,752	794	220	4,801
Corporate debt securities	1,100	3,415	171	—	4,686
Certificates of deposit	501	503	—	—	1,004
Commercial paper	521	—	—	—	521
Non-agency commercial mortgage-backed securities	—	—	—	13	13
Total fair value	$5,749	$11,065	$12,026	$27,643	$56,483
Total amortized cost	$5,743	$10,994	$11,996	$27,416	$56,149
Held to maturity securities
U.S. agency mortgage-backed securities	$663	$15,472	$35,048	$64,829	$116,012
Asset-backed securities	—	3,227	7,940	7,192	18,359
Corporate debt securities	778	3,079	858	—	4,715
U.S. state and municipal securities	—	99	452	862	1,413
Non-agency commercial mortgage-backed securities	—	367	—	797	1,164
U.S. Treasury securities	—	—	230	—	230
Certificates of deposit	200	—	—	—	200
Foreign government agency securities	—	50	—	—	50
Other	—	—	—	20	20
Total fair value	$1,641	$22,294	$44,528	$73,700	$142,163
Total amortized cost	$1,637	$21,989	$43,368	$73,200	$140,194

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Proceeds	$5,436	$—	$21,710	$115
Gross realized gains	5	—	15	—
Gross realized losses	4	—	10	—

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Bank Loans and Related Allowance for Loan Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

September 30, 2019	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans – net
First Mortgages (1,2)	$10,607	$20	$2	$11	$33	$10,640	$10	$10,630
HELOCs (1,2)	1,208	3	1	8	12	1,220	4	1,216
Pledged asset lines	4,876	2	—	—	2	4,878	—	4,878
Other	172	—	—	2	2	174	3	171
Total bank loans	$16,863	$25	$3	$21	$49	$16,912	$17	$16,895

December 31, 2018
First Mortgages (1,2)	$10,349	$21	$2	$12	$35	$10,384	$14	$10,370
HELOCs (1,2)	1,493	3	1	8	12	1,505	5	1,500
Pledged asset lines	4,558	3	—	—	3	4,561	—	4,561
Other	180	—	—	—	—	180	2	178
Total bank loans	$16,580	$27	$3	$20	$50	$16,630	$21	$16,609

(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $71 million and $73 million at September 30, 2019 and December 31, 2018, respectively.
(2) At September 30, 2019 and December 31, 2018, 46% and 47%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2019 or December 31, 2018.

At September 30, 2019, CSB had pledged $10.8 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Substantially all of the bank loans were collectively evaluated for impairment at both September 30, 2019 and December 31, 2018.

Changes in the allowance for loan losses were as follows:

	September 30, 2019				September 30, 2018
Three Months Ended	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$12	$5	$2	$19	$17	$7	$2	$26
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	—	1
Provision for loan losses	(2)	(1)	1	(2)	—	(1)	—	(1)
Balance at end of period	$10	$4	$3	$17	$17	$7	$2	$26

	September 30, 2019				September 30, 2018
Nine Months Ended	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$14	$5	$2	$21	$16	$8	$2	$26
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	1	1	—	2	—	2	—	2
Provision for loan losses	(5)	(2)	1	(6)	1	(3)	1	(1)
Balance at end of period	$10	$4	$3	$17	$17	$7	$2	$26
(1) All PALs were fully collateralized by securities with fair values in excess of borrowings as of each period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of impaired bank loan-related assets is as follows:

	September 30, 2019	December 31, 2018
Nonaccrual loans (1)	$21	$21
Other real estate owned (2)	2	3
Total nonperforming assets	23	24
Troubled debt restructurings	2	4
Total impaired assets	$25	$28
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

September 30, 2019	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,574	776	0.03%
>70% – <90%	1,061	770	0.28%
>90% – <100%	4	756	—
>100%	1	768	—
Total	$10,640	776	0.05%
HELOCs
Estimated Current LTV (1)
<70%	$1,157	769	0.25%
>70% – <90%	58	751	0.83%
>90% – <100%	3	716	5.06%
>100%	2	659	—
Total	$1,220	768	0.29%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$4,878	767	—

December 31, 2018	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,396	776	0.04%
>70% – <90%	985	769	0.41%
>90% – <100%	2	717	—
>100%	1	753	—
Total	$10,384	775	0.07%
HELOCs
Estimated Current LTV (1)
<70%	$1,416	770	0.13%
>70% – <90%	80	752	0.60%
>90% – <100%	6	729	3.36%
>100%	3	702	—
Total	$1,505	769	0.17%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$4,561	766	—

(1) Represents the LTV for the full line of credit (drawn and undrawn).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

September 30, 2019	First Mortgages	HELOCs
Year of origination
Pre-2015	$1,815	$872
2015	889	85
2016	2,382	82
2017	2,137	90
2018	1,611	67
2019	1,806	24
Total	$10,640	$1,220
Origination FICO
<620	$4	$—
620 – 679	76	6
680 – 739	1,624	236
>740	8,936	978
Total	$10,640	$1,220
Origination LTV
<70%	$7,980	$869
>70% – <90%	2,656	346
>90% – <100%	4	5
Total	$10,640	$1,220

December 31, 2018	First Mortgages	HELOCs
Year of origination
Pre-2015	$2,387	$1,140
2015	1,050	106
2016	2,606	95
2017	2,366	99
2018	1,975	65
Total	$10,384	$1,505
Origination FICO
<620	$5	$—
620 – 679	83	8
680 – 739	1,626	282
>740	8,670	1,215
Total	$10,384	$1,505
Origination LTV
<70%	$7,815	$1,064
>70% – <90%	2,564	434
>90% – <100%	5	7
Total	$10,384	$1,505

At September 30, 2019, First Mortgage loans of $9.6 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 29% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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
The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2019	Balance
Converted to an amortizing loan by period end	$551
Within 1 year	52
> 1 year – 3 years	84
> 3 years – 5 years	170
> 5 years	363
Total	$1,220

At September 30, 2019, $1.0 billion of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2019, the borrowers on approximately 54% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of September 30, 2019 and December 31, 2018, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of those are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties. CSB receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2019			December 31, 2018
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$498	$298	$498	$338	$188	$338
Other CRA investments (2)	91	—	125	70	—	124
Total	$589	$298	$623	$408	$188	$462
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2019 and 2022. During the nine months ended September 30, 2019 and year ended December 31, 2018, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2019	December 31, 2018
Interest-bearing deposits:
Deposits swept from brokerage accounts	$191,456	$212,311
Checking	12,020	12,523
Savings and other	5,146	5,827
Total interest-bearing deposits	208,622	230,661
Non-interest-bearing deposits	705	762
Total bank deposits	$209,327	$231,423

8.    Borrowings

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of September 30, 2019 and December 31, 2018:

	Date of	Principal Amount Outstanding
	Issuance	September 30, 2019	December 31, 2018
Fixed-rate Senior Notes:
4.450% due July 22, 2020	07/22/10	$700	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	—
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	600
Total Senior Notes		7,481	6,881
5.450% Finance lease obligation (1)	06/04/04	—	52
Unamortized discount — net		(14)	(15)
Debt issuance costs		(40)	(40)
Total long-term debt		$7,427	$6,878

(1) The finance lease obligation was extinguished through an assignment agreement during the first quarter of 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Annual maturities on long-term debt outstanding at September 30, 2019 are as follows:

Maturities
2019	$—
2020	700
2021	1,200
2022	256
2023	800
Thereafter	4,525
Total maturities	7,481
Unamortized discount — net	(14)
Debt issuance costs	(40)
Total long-term debt	$7,427

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of September 30, 2019 and December 31, 2018, the collateral pledged provided a total borrowing capacity of $35.2 billion and $35.5 billion, respectively, of which no amounts were outstanding at the end of either period.
As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $34 million at September 30, 2019 and $32 million at December 31, 2018.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table details the amounts and locations of lease assets and liabilities on the condensed consolidated balance sheet:

Leases	Balance Sheet Classification	September 30, 2019
Assets
Operating lease assets	Other assets	$596
Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$665

The components of lease expense are as follows:

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$34	$100
Variable lease cost (2)	8	25
(1) Includes short-term leases, which are immaterial.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that would be reflected in the lease liability and what is actually incurred.

The following tables present supplemental lease information as of September 30, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.18
Weighted-average discount rate	3.47%

Maturity of Lease Liabilities	Operating Leases (1)
2019	$26
2020	136
2021	113
2022	92
2023	84
Thereafter	309
Total lease payments	760
Less: Interest	95
Present value of lease liabilities	$665
(1) Operating lease payments exclude $41 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases will commence between 2019 and 2020 with lease terms of five years to 20 years.

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

10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $842 million and $491 million during the third quarters of 2019 and 2018, respectively, and
$2.0 billion and $1.6 billion during the first nine months of 2019 and 2018, respectively. CSB purchased HELOCs with commitments of $52 million and $104 million during the third quarters of 2019 and 2018, respectively, and $180 million and $311 million during the first nine months of 2019 and 2018, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	September 30, 2019	December 31, 2018
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$11,234	$11,046
Commitments to purchase First Mortgage loans	1,976	268
Total	$13,210	$11,314

In the third quarter of 2019, volume in new and refinanced First Mortgages increased as a result of lower interest rates and enhancements to customer incentives, leading to additional purchases during the third quarter and an increase in commitments to purchase First Mortgages as of September 30, 2019.

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At September 30, 2019, the aggregate face amount of these LOCs totaled $225 million. There were no funds drawn under any of these LOCs at September 30, 2019. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Acquisition of USAA-IMCO: On July 25, 2019, the Company announced a definitive agreement to acquire assets of USAA-IMCO, including over one million brokerage and managed portfolio accounts with approximately $90 billion in client assets,

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

for $1.8 billion in cash. The companies have also agreed to enter into a long-term referral agreement, effective at closing of the acquisition, that would make Schwab the exclusive wealth management and brokerage provider for USAA members. The transaction is expected to close in mid-2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

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

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Defendants have answered the complaint to deny all allegations, and are vigorously contesting the lawsuit.

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $860 million and $99 million at September 30, 2019 and December 31, 2018, respectively. Substantially all of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us and is subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.
The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities at September 30, 2019 and December 31, 2018:

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2019
Assets
Resale agreements (1)	$9,707	$—	$9,707	$—	$(9,707)	(2)	$—
Securities borrowed (3)	877	—	877	(871)	(6)		—
Total	$10,584	$—	$10,584	$(871)	$(9,713)		$—
Liabilities
Securities loaned (4,5)	$1,471	$—	$1,471	$(871)	$(489)		$111
Total	$1,471	$—	$1,471	$(871)	$(489)		$111

December 31, 2018
Assets
Resale agreements (1)	$7,195	$—	$7,195	$—	$(7,195)	(2)	$—
Securities borrowed (3)	101	—	101	(98)	(3)		—
Total	$7,296	$—	$7,296	$(98)	$(7,198)		$—
Liabilities
Securities loaned (4,5)	$1,184	$—	$1,184	$(98)	$(975)		$111
Total	$1,184	$—	$1,184	$(98)	$(975)		$111
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At September 30, 2019 and December 31, 2018, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.9 billion and $7.4 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2019 and December 31, 2018.
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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, and the amounts that we had pledged:

	September 30, 2019	December 31, 2018
Fair value of client securities available to be pledged	$26,614	$26,628
Fair value of client securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	1,778	2,315
Fulfillment of client short sales	2,023	1,292
Securities lending to other broker-dealers	1,204	974
Total collateral pledged	$5,005	$4,581
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $139 million as of September 30, 2019 and $97 million as of December 31, 2018.

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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Note 2 in the 2018 Form 10-K. We did not transfer any assets or liabilities between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2019, or the year ended December 31, 2018. In addition, the Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2019 or December 31, 2018.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

September 30, 2019	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$4,193	$—	$—	$4,193
Commercial paper	—	923	—	923
Total cash equivalents	4,193	923	—	5,116
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,951	—	1,951
U.S. Government securities	—	1,605	—	1,605
Total investments segregated and on deposit for regulatory purposes	—	3,556	—	3,556
Other securities owned:
Equity and bond mutual funds	378	—	—	378
State and municipal debt obligations	—	32	—	32
Equity, U.S. Government and corporate debt, and other securities	3	74	—	77
Schwab Funds® money market funds	10	—	—	10
Total other securities owned	391	106	—	497
Available for sale securities:
U.S. agency mortgage-backed securities	—	40,431	—	40,431
U.S. Treasury securities	—	5,027	—	5,027
Asset-backed securities	—	4,801	—	4,801
Corporate debt securities	—	4,686	—	4,686
Certificates of deposit	—	1,004	—	1,004
Commercial paper	—	521	—	521
Non-agency commercial mortgage-backed securities	—	13	—	13
Total available for sale securities	—	56,483	—	56,483
Total	$4,584	$61,068	$—	$65,652

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2019	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$15,136	$—	$15,136	$—	$15,136
Cash and investments segregated and on deposit for regulatory purposes	12,595	—	12,595	—	12,595
Receivables from brokers, dealers, and clearing organizations	1,317	—	1,317	—	1,317
Receivables from brokerage clients — net	21,061	—	21,061	—	21,061
Held to maturity securities:
U.S. agency mortgage-backed securities	114,276	—	116,012	—	116,012
Asset-backed securities	18,323	—	18,359	—	18,359
Corporate debt securities	4,659	—	4,715	—	4,715
U.S. state and municipal securities	1,306	—	1,413	—	1,413
Non-agency commercial mortgage-backed securities	1,136	—	1,164	—	1,164
U.S. Treasury securities	224	—	230	—	230
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	50	—	50
Other	20	—	20	—	20
Total held to maturity securities	140,194	—	142,163	—	142,163
Bank loans — net:
First Mortgages	10,630	—	10,682	—	10,682
HELOCs	1,216	—	1,255	—	1,255
Pledged asset lines	4,878	—	4,878	—	4,878
Other	171	—	171	—	171
Total bank loans — net	16,895	—	16,986	—	16,986
Other assets	617	—	617	—	617
Total	$207,815	$—	$209,875	$—	$209,875
Liabilities
Bank deposits	$209,327	$—	$209,327	$—	$209,327
Payables to brokers, dealers, and clearing organizations	1,736	—	1,736	—	1,736
Payables to brokerage clients	35,622	—	35,622	—	35,622
Accrued expenses and other liabilities	1,252	—	1,252	—	1,252
Long-term debt	7,427	—	7,771	—	7,771
Total	$255,364	$—	$255,708	$—	$255,708

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

13.    Stockholders’ Equity
On January 30, 2019, CSC publicly announced that its Board of Directors authorized a new Share Repurchase Program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. During the third quarter and first nine months of 2019, CSC repurchased 20 million and 49 million shares of its common stock under this authorization for $771 million and $2.0 billion, respectively.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2019	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	Shares Issued and Outstanding (in thousands) at			Carrying Value at
	September 30, 2019 (1)	December 31, 2018 (1)		September 30, 2019	December 31, 2018	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793
(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$—	$—	$—	$—	$14	$35.00	$14	$35.00
Series C	9	15.00	9	15.00	27	45.00	27	45.00
Series D	11	14.88	11	14.88	33	44.64	33	44.64
Series E	14	2,312.50	14	2,312.50	28	4,625.00	28	4,625.00
Series F	—	—	—	—	13	2,500.00	15	2,930.56
Total	$34		$34		$115		$117

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

14.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2019			2018
Three Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$51	$(12)	$39	$(43)	$11	$(32)
Other reclassifications included in other revenue	(1)	—	(1)	—	—	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	10	(3)	7	8	(2)	6
Other comprehensive income (loss)	$60	$(15)	$45	$(35)	$9	$(26)

	2019			2018
Nine Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$496	$(119)	$377	$(184)	$45	$(139)
Other reclassifications included in other revenue	(5)	1	(4)	—	—	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	30	(7)	23	26	(6)	20
Other comprehensive income (loss)	$521	$(125)	$396	$(158)	$39	$(119)
AOCI balances are as follows:

Total AOCI
Balance at June 30, 2018	$(278)
Available for sale securities:
Net unrealized gain (loss)	(32)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	6
Balance at September 30, 2018	$(304)

Balance at June 30, 2019	$99
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	39
Other reclassifications included in other revenue	(1)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	7
Balance at September 30, 2019	$144

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Total AOCI
Balance at December 31, 2017	$(152)
Adoption of accounting standards	(33)
Available for sale securities:
Net unrealized gain (loss)	(139)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	20
Balance at September 30, 2018	$(304)

Balance at December 31, 2018	$(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	358
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	19
Other reclassifications included in other revenue	(4)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	23
Balance at September 30, 2019	$144

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Regulatory Requirements

At September 30, 2019, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$17,264	20.0%	N/A		$3,877	4.5%
Tier 1 Risk-Based Capital	20,057	23.3%	N/A		5,170	6.0%
Total Risk-Based Capital	20,075	23.3%	N/A		6,893	8.0%
Tier 1 Leverage	20,057	7.3%	N/A		10,945	4.0%
Supplementary Leverage Ratio (1)	20,057	7.1%	N/A		8,418	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,577	22.9%	$4,430	6.5%	$3,067	4.5%
Tier 1 Risk-Based Capital	15,577	22.9%	5,452	8.0%	4,089	6.0%
Total Risk-Based Capital	15,594	22.9%	6,815	10.0%	5,452	8.0%
Tier 1 Leverage	15,577	7.4%	10,537	5.0%	8,429	4.0%
Supplementary Leverage Ratio (1)	15,577	7.2%	N/A	N/A	6,524	3.0%

December 31, 2018
CSC
Common Equity Tier 1 Risk-Based Capital	$16,813	17.6%	N/A		$4,295	4.5%
Tier 1 Risk-Based Capital	19,606	20.5%	N/A		5,726	6.0%
Total Risk-Based Capital	19,628	20.6%	N/A		7,635	8.0%
Tier 1 Leverage	19,606	7.1%	N/A		11,058	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,832	19.7%	$5,233	6.5%	$3,623	4.5%
Tier 1 Risk-Based Capital	15,832	19.7%	6,441	8.0%	4,831	6.0%
Total Risk-Based Capital	15,853	19.7%	8,051	10.0%	6,441	8.0%
Tier 1 Leverage	15,832	7.2%	11,044	5.0%	8,836	4.0%
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
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and, beginning in 2019, a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer became 2.5% on January 1, 2019 (1.875% at December 31, 2018). At September 30, 2019, the countercyclical capital buffer was zero percent. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2019 the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2019, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2019 that management believes have changed CSB’s capital category.

In late 2017, Schwab acquired a federal savings bank charter which is now called Charles Schwab Premier Bank. At September 30, 2019, the balance sheet of Charles Schwab Premier Bank consisted primarily of investment securities, and held total assets of $13.5 billion. Charles Schwab Premier Bank is subject to similar regulatory guidelines and requirements, and seeks to maintain a Tier 1 Leverage Ratio similar to CSB.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Net capital and net capital requirements for CS&Co are as follows:

	September 30, 2019	December 31, 2018
Net Capital	$2,235	$2,304
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	440	436
Net Capital in excess of required net capital	$1,795	$1,868

In accordance with the SEC Customer Protection Rule, CS&Co had portions of its cash and investments segregated for the exclusive benefit of clients at September 30, 2019. The SEC Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following tables:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2019	2018	2019	2018	2019	2018
Net Revenues
Net interest revenue	$1,182	$1,138	$449	$389	$1,631	$1,527
Asset management and administration fees	586	565	239	244	825	809
Trading revenue	108	112	64	64	172	176
Other	68	53	15	14	83	67
Total net revenues	1,944	1,868	767	711	2,711	2,579
Expenses Excluding Interest	1,070	1,015	405	345	1,475	1,360
Income before taxes on income	$874	$853	$362	$366	$1,236	$1,219

	Investor Services		Advisor Services		Total
Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018
Net Revenues
Net interest revenue	$3,531	$3,158	$1,390	$1,039	$4,921	$4,197
Asset management and administration fees	1,679	1,727	687	747	2,366	2,474
Trading revenue	329	354	202	203	531	557
Other	207	182	90	53	297	235
Total net revenues	5,746	5,421	2,369	2,042	8,115	7,463
Expenses Excluding Interest	3,189	3,069	1,190	1,042	4,379	4,111
Income before taxes on income	$2,557	$2,352	$1,179	$1,000	$3,736	$3,352

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 10.

Item 1A.     Risk Factors

During the first nine months of 2019, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2018 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2019 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
July:
Share repurchase program	—	$—	—	$2,780
Employee transactions (1)	20	$40.95	N/A	N/A
August:
Share repurchase program	12,793	$37.39	12,793	$2,301
Employee transactions (1)	3	$40.05	N/A	N/A
September:
Share repurchase program	7,141	$40.94	7,141	$2,009
Employee transactions (1)	6	$38.33	N/A	N/A
Total:
Share repurchase program	19,934	$38.69	19,934	$2,009
Employee transactions (1)	29	$40.35	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information
None.

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

10.397	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.381).	(1),(2)

10.398	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.382).	(1),(2)

10.399	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.383).	(1),(2)

10.401
Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.384).
		(1),(2)

10.402	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.393).	(1),(2)

10.403	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.394).	(1),(2)

10.404
Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.396).
		(1),(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(3)

101.SCH	Inline XBRL Taxonomy Extension Schema	(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(3)

101.DEF	Inline XBRL Extension Definition	(3)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

101.LAB	Inline XBRL Taxonomy Extension Label	(3)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2019 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 7, 2019	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer