Form 10-K
period 2019-12-31
SCHWAB CHARLES CORP
filed 2020-02-26
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was $47.4 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2020, was 1,286,215,799.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 12, 2020, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2019

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company, headquartered in San Francisco, California. CSC was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2019, Schwab had $4.04 trillion in client assets, 12.3 million active brokerage accounts, 1.7 million corporate retirement plan participants, and 1.4 million banking accounts.

Principal business subsidiaries of CSC include the following:

•
Charles Schwab & Co., Inc. (CS&Co), incorporated in 1971, a securities broker-dealer with over 360 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. In addition, Schwab serves clients through branch offices in the United Kingdom (U.K.) and Hong Kong through other subsidiaries of CSC;

•	Charles Schwab Bank (CSB), our principal banking entity; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

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

As of December 31, 2019, Schwab had full-time, part-time, temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 19,700 full-time employees.

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

Business Acquisitions

Planned Acquisition of TD Ameritrade Holding Corporation

On November 25, 2019, CSC announced that it had entered into an Agreement and Plan of Merger (the Merger Agreement) with TD Ameritrade Holding Corporation (TD Ameritrade), pursuant to which TD Ameritrade would be acquired by CSC in an all-stock transaction. At the time of announcement, TD Ameritrade had approximately twelve million brokerage accounts and $1.3 trillion in total client assets. Under the agreement, TD Ameritrade stockholders will receive 1.0837 CSC shares for each TD Ameritrade share. Based on the closing price of CSC common stock on November 20, 2019, the merger consideration represented approximately $26 billion. The Company anticipates this transaction will add scale to help support the Company’s ongoing efforts to enhance the client experience, provide deeper resources for RIAs, and continue to improve our operating efficiency.

Upon completion of the merger, The Toronto-Dominion Bank (TD Bank), which as of January 15, 2020 beneficially-owned approximately 43.4% of TD Ameritrade’s common stock, will have an estimated aggregate ownership position of approximately 13.6% in CSC, with other TD Ameritrade stockholders and existing CSC stockholders holding approximately 17.7% and 68.7%, respectively. TD Bank’s voting stake will be capped at 9.9%, with the balance of its position held in a new, nonvoting class of Schwab common stock. Subject to certain conditions, TD Bank will have the right to designate two individuals and TD Ameritrade will have the right to designate one individual to be appointed to Schwab’s Board of Directors as of the effective time of the merger.

THE CHARLES SCHWAB CORPORATION

Concurrently with the execution of the merger agreement, CSC entered into the following agreements which will become effective when the merger closes:

•
Stockholder Agreement with TD Bank which governs the rights and obligations of Schwab and TD Bank with respect to the Schwab stock that will be acquired by TD Bank in the merger. The Stockholder Agreement sets out, among other things, standstill restrictions, a voting agreement and transfer restrictions. It also provides that TD Bank will have the right to designate up to two directors to be nominated for election to Schwab’s Board of Directors and be members of certain board committees, depending on TD Bank’s ownership percentage of Schwab stock.

•
Registration Rights Agreement that provides each of TD Bank, Charles R. Schwab, and, if it elects to be a party, Schwab’s Employee Stock Ownership Plan, up to three “demand” registrations in any 12-month period and customary “piggyback” registration rights.

•
Amended and Restated Insured Deposit Account Agreement (Amended IDA Agreement) with TD Bank USA, National Association and TD Bank, National Association (together, the Depository Institutions) which will replace the existing IDA agreement between the Depository Institutions and TD Ameritrade. Under the Amended IDA Agreement, there will be an initial period during which the amounts swept to the Depository Institutions will solely be composed of customer funds from the TD Ameritrade subsidiary broker-dealers. Following this initial period, CSC’s subsidiary broker-dealers, including the broker-dealers it will acquire from TD Ameritrade, can sweep client funds to money market deposit accounts at the Depository Institutions, subject to certain limits.

Beginning no later than July 1, 2021, CSC’s subsidiary broker-dealers will be permitted to reduce deposit balances swept to the Depository Institutions by up to $10 billion over each rolling 12-month period, subject to the maturity of fixed-term investments and certain carry-forward and look-back requirements and a requirement to maintain an aggregate minimum required balance of $50 billion. Subject to CSC maintaining this minimum required balance at the Depository Institutions, the Amended IDA Agreement will allow CSC’s subsidiary broker-dealers to sweep their customers’ funds to CSC’s own subsidiary depository institutions, other depository institutions and other liquid investment options.
CSC will receive from the Depository Institutions an aggregate monthly fee (the Sweep Arrangement Fee) that compensates CSC for its services under the Amended IDA Agreement based on the total amount of deposits swept to the Depository Institutions each month. The Sweep Arrangement Fee will be determined by reference to certain yields based on whether the balances are fixed-term obligations or floating rate short-term obligations, less a 15 basis point service fee paid by CSC to the Depository Institutions, less FDIC deposit assessments and less interest on deposits paid to customers.
The Amended IDA Agreement will have an initial expiration date of July 1, 2031, subject to automatic renewal for a five-year term if not terminated by either CSC or the Depository Institutions two years prior to the expiration date. CSC’s subsidiary broker-dealers will be required to sweep 80% of customer balances under the Amended IDA Agreement into fixed-rate obligations until at least July 1, 2026. After July 1, 2026, they will be able to convert maturing fixed rate obligations into floating rate short-term obligations.
The obligation of the parties to consummate the merger is subject to customary closing conditions, including, among others, (i) the approval and adoption of the Merger Agreement by TD Ameritrade’s stockholders, including by the holders (other than TD Bank, certain other of TD Ameritrade stockholders who entered into voting and support agreements with CSC in connection with the merger (the Significant TD Ameritrade Stockholders) and their respective affiliates) of a majority of the outstanding shares of TD Ameritrade common stock (other than shares of TD Ameritrade common stock held by TD Bank, the Significant TD Ameritrade Stockholders and their respective affiliates), (ii) the approval by CSC’s stockholders of the issuance of CSC common shares in the transaction and an amendment to CSC’s certificate of incorporation to create CSC nonvoting common stock with 300 million shares authorized for issuance and (iii) receipt of applicable regulatory approvals. The obligation of CSC to consummate the merger is also subject to receipt of a determination or other acceptable confirmation from the Board of Governors of the Federal Reserve System (Federal Reserve) that the completion of the merger will not result in Schwab either (i) being deemed to be “controlled” by TD Bank or (ii) being deemed to be in “control” of any depository institution that may be controlled by TD Bank and to which TD Bank may cause funds to be swept under the Amended IDA Agreement, as “control” is interpreted by the Federal Reserve. With respect to the review of the transaction pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), on January 29, 2020, each of CSC and TD Ameritrade received a request for additional information and documentary material, often referred to as a “second request” from the Antitrust Division of the Department of Justice. CSC currently expects that the merger will be completed in the second half of 2020, subject to satisfaction of closing conditions. Under certain

THE CHARLES SCHWAB CORPORATION

circumstances, CSC or TD Ameritrade could be required to pay the other party a termination fee of $950 million or reimburse the other party’s fees up to $50 million.

Planned Acquisition of Assets of USAA’s Investment Management Company

On July 25, 2019, the Company announced a definitive agreement to acquire assets of USAA’s Investment Management Company (USAA-IMCO), including over one million brokerage and managed portfolio accounts with approximately $90 billion in client assets at the time of announcement, for $1.8 billion in cash. The companies have also agreed to enter into a long-term referral agreement, effective at closing of the acquisition, that would make Schwab the exclusive wealth management and brokerage provider for USAA members. The transaction is expected to close in mid-2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $4.04 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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

•
Operating Efficiency – Coupled with scale, our operating efficiency and sharing of infrastructure across different businesses creates a cost advantage that enables us to competitively price products and services while profitably serving clients of various sizes across multiple channels.

•
Operating Structure – Providing bank and asset management services to broker-dealer clients helps serve a wider array of needs, thereby deepening relationships, enhancing the stability of client assets, and enabling diversified revenue streams.

•
Brand and Corporate Reputation – In an industry dependent on trust, Schwab’s reputation and brand across multiple constituents enable us to attract clients and employees while credibly introducing new products to the market.

•	Service Culture – Delivering a great client experience earns the trust and loyalty of clients and increases the likelihood that those clients will refer others.

THE CHARLES SCHWAB CORPORATION

•
Willingness to Disrupt – Management’s willingness to challenge the status quo, including our own business practices, to benefit clients fosters innovation and continuous improvement, which helps to attract more clients and assets.

Sources of Net Revenues

Our three largest sources of net revenues are net interest revenue, asset management and administration fees, and trading revenue. These revenue streams are supported by the combination of bank, broker-dealer, and asset management operating subsidiaries, each of which brings specific capabilities that enable us to provide clients with the products and services they are looking for.

Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources, the majority of which is derived from client cash balances awaiting investment, held by Schwab as part of clients’ overall relationship with the Company. While certain of these client cash balances are held on CS&Co’s balance sheet or swept to our money market funds, a substantial amount of existing balances – and most new inflows of cash awaiting investment – are swept to our banking subsidiaries. Interest-earning assets are primarily comprised of high-quality fixed income securities, margin loans, and bank loans.

The majority of asset management and administration fees are earned from proprietary money market mutual funds, proprietary and third-party mutual funds and exchange-traded funds (ETFs), and fee-based advisory solutions.

Trading revenue includes commissions earned for executing trades for clients in individual equities, options, futures, fixed income securities, and certain third-party mutual funds and ETFs, as well as principal transaction revenue earned primarily from actions to support client trading in fixed income securities. Effective October 7, 2019, CS&Co eliminated online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options. These pricing reductions are consistent with our vision of making investing accessible to all. Management believes they enhance both our value proposition and our competitive positioning, and will contribute to long-term growth in total client assets and client accounts at Schwab, thereby helping build long-term stockholder value.

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

•	Exchange-traded funds – an extensive offering of ETFs, including both proprietary and third-party ETFs;

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

THE CHARLES SCHWAB CORPORATION

provide a compelling and often disruptive solution in the marketplace. As products and services have evolved over the years, the Investor Services segment has expanded and now includes the Retail Investor, Retirement Plan Services, Mutual Fund Clearing Services, and Off-Platform Sales business units.

Through the Retail Investor business unit, we offer individual investors a multi-channel service delivery model, which includes online, mobile, telephone, and branch capabilities. We provide personalized service at competitive prices while giving clients the choice of where, when, and how they do business with us. Financial Consultants (FCs) in Schwab’s branches and regional telephone service centers focus on building and sustaining client relationships. We have the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. We believe that this ability to provide those clients seeking help, guidance, or advice with an individually tailored approach – ranging from occasional consultations, to an ongoing relationship with a Schwab FC or participation in one of our advisory solutions, which include referral to an independent RIA in the Schwab Advisor Network® – is a competitive strength compared to the more fragmented or limited offerings of other firms.

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

Schwab strives to educate and assist clients in reaching their financial goals. Educational tools include workshops, webcasts, podcasts, interactive courses, and online information about investing, from which Schwab does not earn revenue. Additionally, we provide various online research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers stocks of approximately 4,000 foreign companies.

Clients may seek specific investment recommendations, either from time to time or on an ongoing basis. Schwab provides clients seeking advice with personalized solutions. Our approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab’s delivery channels.

Schwab Private Client™ features a personal advice relationship with a designated Private Client Advisor, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution.

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, Schwab offers several alternatives. We provide investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios and the Windhaven Investment Management® Strategies, or equity securities and ETFs through the ThomasPartners Investment Management® Strategies. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. Schwab Intelligent Portfolios®, available since 2015, are for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. In late 2016, we introduced a hybrid advisory service, now called Schwab Intelligent Portfolios Premium™, to offer our clients an advisory service which combines unlimited guidance provided by a CERTIFIED FINANCIAL PLANNER™ and our robo-advice technology to make financial and investment planning more accessible to investors. In early 2020, we launched Schwab Intelligent Income™, a low-cost solution designed to offer a simple, modern way to generate income from existing investment portfolios. Finally, clients who want the assistance of an independent professional in managing their financial affairs may be referred to RIAs in the Schwab Advisor Network. These RIAs provide personalized portfolio management, financial planning, and wealth management solutions.

To meet the specific needs of clients who actively trade, Schwab offers integrated web- and software-based trading platforms, real-time market data, options trading, premium stock and futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management and decision support tools, and dedicated personal support.

THE CHARLES SCHWAB CORPORATION

For U.S. clients wishing to invest in foreign equities, we offer a suite of global investing capabilities, including online access to certain foreign equity markets with the ability to trade in their local currencies. In addition, Schwab serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. Schwab serves non-English-speaking clients, including Mandarin-, Cantonese-, Spanish-, Vietnamese-, and Portuguese-speaking clients through a combination of its branch offices, web-based and telephonic services.

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

Lastly, the Mutual Fund Clearing Services business unit provides open-end mutual fund trading, settlement, and related transactional services to banks, brokerage firms, and trust companies, and the Off-Platform Sales business unit offers proprietary mutual funds, ETFs, and collective trust funds outside the Company and not on the Schwab platform. They are included within the Investor Services segment given their leveraging of the products and services offered to individual investors.

Advisor Services

More than thirty years ago, Schwab supported a small group of entrepreneurial advisors who challenged the industry by creating independent firms. Through the Advisor Services segment, Schwab has become one of the largest providers of custodial, trading, banking, and support services to RIAs and their clients. We also provide retirement business services to independent retirement advisors and recordkeepers. Management believes that we can maintain our market position primarily through the efforts of our sales, support, technology, and business consulting service teams, which are dedicated to helping RIAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, we utilize technology to provide RIAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Advisor Services sponsors and hosts a variety of national, regional, and local events designed to help RIAs identify and implement better ways to expand and efficiently manage their practices.

RIAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information as well as trading capabilities. The Advisor Services website is the core platform for RIAs to conduct daily business activities online with Schwab, including viewing and managing client account information and accessing news and market information. The website provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, checking status, and communicating with our service team. The site provides multi-year archiving of statements, trade confirms, and tax reports, along with document search capabilities. We also provide access to integrations with third-party platforms, which support a variety of advisor needs including client relationship management, portfolio management systems, trade order management, and financial planning. In early 2019, we released Schwab Advisor Portfolio Connect®, a simplified portfolio management solution that is available free of charge to advisors to manage Schwab accounts. It delivers core capabilities and features through an intuitive modern experience, without the need to download and reconcile data.

The Advisor Services website also provides interactive tools, educational content, and thought leadership for advisors turning independent. We offer a variety of services to help RIAs grow and manage their practices, including business, technology, and operations consulting on a range of topics critical to an RIA’s success, as well as an annual RIA benchmarking study to help firms understand key business metrics relative to peers. We also offer an array of services to help advisors establish their own independent practices through a robust prospect consulting offer. To support them

THE CHARLES SCHWAB CORPORATION

throughout their transition, we offer access to business start-up and transition consultants, technology engineers, and dedicated service teams.

Schwab provides extensive educational materials, programs, and events to RIAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. We conduct industry research on an ongoing basis, and hold a series of events and conferences every year to discuss topics of interest to RIAs, including business strategies and best practices. Schwab sponsors and hosts the annual IMPACT® conference, which provides a national forum for the Company, RIAs, and other industry participants to gather and share information and insights, as well as a multitude of smaller events across the country each year.

RIAs and their clients have access to our broad range of products and services, including individual securities, mutual funds, ETFs, fixed income products, managed accounts, cash products, bank lending, and trust services. By functioning as the custodian, Schwab earns revenue associated with the underlying client assets, predominantly through net interest revenue and asset management and administration fees. In this capacity, we do not charge the RIA or end client a custody fee.

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

Holding Company and Bank Regulation

CSC is a savings and loan holding company and is regulated, supervised, and examined by the Federal Reserve. CSC’s principal depository institution subsidiary, CSB, is a federal savings bank and is regulated, supervised, and examined by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), and the Federal Deposit Insurance Corporation (FDIC). CSC and CSB are also subject to regulation and various requirements and restrictions under state and other federal laws.

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

Regulatory Capital and Liquidity Framework

Banking organizations are subject to the regulatory capital rules issued by the Federal Reserve and other U.S. banking regulators, including the OCC and the FDIC. In addition to minimum risk-based capital requirements, banking organizations

THE CHARLES SCHWAB CORPORATION

must hold additional capital, referred to as a capital conservation buffer, to avoid being subject to limits on capital distributions and discretionary bonus payments to executive officers.

During 2019, depository institutions and their holding companies with consolidated total assets of $250 billion or more, or total on-balance-sheet foreign exposure of $10 billion or more, were required to calculate their regulatory capital and risk-weighted assets using both a “standardized approach” and an “advanced approaches” framework and to satisfy the minimum capital requirements under both approaches. Such companies were also required to maintain a minimum supplementary leverage ratio of at least 3.0%, include accumulated other comprehensive income (AOCI) in their calculation of their capital ratios, were subject to an incremental capital buffer of up to 2.5% of common equity Tier 1 capital if imposed by the banking agencies, referred to as the countercyclical capital buffer, and were subject to certain other enhanced provisions, including additional reporting requirements. The Federal Reserve, OCC, and FDIC all granted extensions and exemptions to CSC and its banking subsidiaries such that they would not be subject to the advanced approaches framework until June 30, 2020. As a result of crossing the $250 billion threshold in 2018, CSC and its banking subsidiaries in 2019 became subject to all other advanced approaches requirements – the supplementary leverage ratio, the inclusion of AOCI in the calculation of capital ratios, and the countercyclical capital buffer.

The full liquidity coverage ratio (LCR) rule required banking organizations with consolidated total assets of $250 billion or more, or total on-balance-sheet foreign exposure of $10 billion or more and their depository institution subsidiaries with $10 billion or more in total consolidated assets to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of their projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. CSC became subject to the full LCR rule in the second quarter of 2019 but until the beginning of 2020 was only required to calculate and comply with its LCR requirement as of the last business day of each calendar month.

In October 2019, the Federal Reserve, OCC, and FDIC jointly adopted a final rule which became effective on December 31, 2019 (interagency regulatory capital and liquidity rules) that revised the regulatory capital and liquidity requirements for large U.S. banking organizations with $100 billion or more in total consolidated assets. The rules established four risk-based categories for determining the regulatory capital and liquidity requirements applicable to these institutions based on their total assets, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. CSC is subject to the requirements under Category III based on its total consolidated assets of between $250 billion and less than $700 billion and having less than $75 billion in cross-jurisdictional activity.

Capital requirements for Category III banking organizations include the generally applicable risk-based capital and Tier 1 Leverage Ratio requirements (the “standardized approach” framework), the minimum 3.0% supplementary leverage ratio, and the countercyclical capital buffer which is currently 0%. Category III organizations are no longer subject to the “advanced approaches” regulatory capital framework and are permitted to opt out of including AOCI in their regulatory capital calculations. CSC made this opt out election, and commencing with the first quarter of 2020, now excludes AOCI from its regulatory capital.

As revised by the interagency regulatory capital and liquidity rules, Category III banking organizations with less than $75 billion in weighted short-term wholesale funding, which includes CSC, and their depository institution subsidiaries with $10 billion or more in total consolidated assets are subject to a reduced LCR rule requiring them to hold HQLA in an amount equal to at least 85% of their projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. If an institution’s weighted short-term wholesale funding is $75 billion or more, it will be required to comply with the full LCR rule and hold HQLA in an amount equal to 100% of its projected 30-day net cash outflows and will also be subject to daily (instead of monthly) liquidity reporting.

Capital Stress Testing

During 2019, savings and loan and bank holding companies and insured depository institutions with total consolidated assets of more than $10 billion were required to conduct annual company-run stress tests using certain scenarios and prescribed stress-testing methodologies under the Dodd-Frank Act Stress Test rules. CSC reported the results to the Federal Reserve and CSB reported the results to the OCC. Both published summaries of their stress test results.

In final enhanced prudential standards rules adopted concurrently in October 2019 with the interagency regulatory capital and liquidity rules, the Federal Reserve revised the capital stress testing regime applicable to savings and loan holding companies. Under the new Federal Reserve enhanced prudential standards rules, savings and loan holding companies that are Category III banking organizations are required to conduct biennial company-run stress tests in even-numbered years

THE CHARLES SCHWAB CORPORATION

beginning in 2020. CSC will continue to be required to report the results of its stress testing to the Federal Reserve and publish a summary of its stress test results. In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, the OCC also adopted amendments to its company-run stress testing rule in October 2019, increasing the minimum threshold for Federal savings associations to conduct stress tests from $10 billion to $250 billion in consolidated assets. As a result, CSB is currently not subject to any company-run stress testing requirements.

In its enhanced prudential standards rules, the Federal Reserve also made Category III savings and loan holding companies subject to an annual supervisory stress testing requirement in which the Federal Reserve conducts its own stress testing analysis to evaluate the ability of a holding company to absorb losses in specified economic and financial conditions over a nine-quarter planning horizon using such analytical techniques as the agency determines are appropriate. This supervisory stress testing requirement will go into effect for CSC beginning with the 2022 stress testing cycle. To implement this requirement, the Federal Reserve is also expanding the reporting requirements applicable to savings and loan holding companies commencing in the second quarter of 2020. The Federal Reserve has also indicated that in the future, large savings and loan holding companies, including CSC, will become subject to an annual Comprehensive Capital Analysis and Review (CCAR) process, which requires submission of an annual capital plan to the Federal Reserve. However, to date, the Federal Reserve has not yet proposed modifications to its existing capital planning requirements to extend them to savings and loan holding companies.

Additional Enhanced Prudential Standards

In addition to the revisions to the capital stress testing regime discussed above, the Federal Reserve’s enhanced prudential standards rules will also extend the applicability of certain additional enhanced prudential standards to large savings and loan holding companies, with the specific requirements tailored based on the same four-category framework utilized in the interagency regulatory capital and liquidity rules. These additional enhanced prudential standards, which have been applicable to large U.S. bank holding companies under section 165 of the Dodd-Frank Act, include: risk management and risk committee requirements; liquidity risk management, stress testing, and buffer requirements; and single counterparty credit limits. CSC will be required to comply with the new risk management and risk committee requirements, as well as the new liquidity risk-management, stress testing, and buffer requirements commencing on January 1, 2021. The new single counterparty credit limits will go into effect for CSC on January 1, 2022.

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. Under this requirement, CSB has been required to file with the FDIC a periodic resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors. In April 2019, the FDIC approved an advance notice of proposed rulemaking seeking comment on ways to tailor and improve its insured depository institution resolution plan rule. At the same time, the FDIC announced that it would delay the next round of resolution plan submissions under the rule until this rulemaking process has been completed.

As a savings and loan holding company, CSC is not subject to any separate holding company resolution plan requirement.

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

THE CHARLES SCHWAB CORPORATION

ratings, asset quality and brokered deposits. The deposit insurance assessment base is calculated as average consolidated total assets minus average tangible equity.

In July 2016, the FDIC imposed a flat-rate quarterly surcharge on insured depository institutions with total assets of $10 billion or more and certain of their bank affiliates to pay for an increase to the DIF from 1.15% to 1.35% of the assessment base. As a result, Schwab’s banking subsidiaries became subject to an additional 4.5 basis point surcharge on the amount of their aggregate assessment base in excess of $10 billion. In the third quarter of 2018, the DIF ratio exceeded 1.35%, and the FDIC eliminated the surcharge beginning in the fourth quarter of 2018.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) requires the primary federal bank regulatory agency for each of Schwab’s depository institution subsidiaries to assess the subsidiary’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings (“outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance”). The failure of an institution to receive at least a “satisfactory” rating could inhibit the institution or its holding company from undertaking certain activities, including acquisitions or opening branch offices. On January 9, 2020, the OCC and FDIC published their jointly proposed revisions to the regulations implementing the CRA. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Regulatory Environment and Other Developments.

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

Broker-Dealer and Investment Advisor Regulation

Schwab’s principal broker-dealer is CS&Co. CS&Co is registered as a broker-dealer with the U.S. Securities and Exchange Commission (SEC), the fifty states, the District of Columbia, the U.S. Virgin Islands, and the Commonwealth of Puerto Rico. CS&Co and CSIM are registered as investment advisors with the SEC. Additionally, CS&Co is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the commodity futures and trading activities it conducts as an introducing broker.

Much of the regulation of broker-dealers has been delegated to SROs. CS&Co is a member of the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rulemaking Board (MSRB), Nasdaq Stock Market, and NYSE Arca. In addition to the SEC, the primary regulators of CS&Co are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is CS&Co’s primary regulator for futures and commodities trading activities.

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

THE CHARLES SCHWAB CORPORATION

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

We also face certain risks in connection with our proposed merger with TD Ameritrade as described above in Item 1 of this Form 10-K. We encourage you to consider the risks below under the caption “Risks Related to the Proposed Merger with TD Ameritrade.” These risks and other risks associated with the proposed merger will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that CSC will file with the SEC in connection with the merger.

For a discussion of our risk management governance and processes, including operational risk, compliance risk, credit risk, market risk, and liquidity risk, see Risk Management and Capital Management in Part II, Item 7.

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

THE CHARLES SCHWAB CORPORATION

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

Effective December 31, 2019, CSC was assigned to Category III of the new tailored regulatory requirements. The Federal Reserve indicated that large savings and loan holding companies, including CSC, will become subject to the CCAR process. If CSC reaches $700 billion in total assets or $75 billion in cross-jurisdictional activity, CSC will become subject to more stringent Category II requirements, including annual stress testing, the advanced approaches framework, the inability to opt out of including AOCI in regulatory capital calculations, the full LCR rule and daily liquidity reporting. CSC will also be subject to the full LCR rule and daily liquidity reporting if its weighted short-term wholesale funding is $75 billion or more.

A significant change in client cash allocations could negatively impact our net interest revenue.
We rely heavily on bank deposits as a funding source to extend loans to clients and purchase investment securities. Our bank deposits are primarily driven by our bank sweep feature when cash awaiting investment in our client brokerage accounts is swept to our banking subsidiaries. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, could reduce net interest revenue.
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
Certain securities in our investment portfolio and the floating rate loans we offer reference LIBOR as the benchmark rate to determine the applicable interest rate or payment amount. We also use LIBOR in many of our financial models, such as those used for capital stress testing, and to determine the dividend rates for certain of our series of preferred stock which begin to float in 2022 and later. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems and financial models. This could result in different financial performance for previously booked transactions and may impact our existing transaction data, products, systems, operations, and pricing processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest revenue. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain securities in our investment portfolio.
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

THE CHARLES SCHWAB CORPORATION

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

THE CHARLES SCHWAB CORPORATION

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

Factors which may adversely affect our liquidity position include CS&Co having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in banking or brokerage client accounts, a dramatic increase in our lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in Schwab resulting in unanticipated withdrawals of client funds.

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

THE CHARLES SCHWAB CORPORATION

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

We have exposure to credit risk associated with our investments. Those investments are subject to price fluctuations. Loss of value of securities can negatively affect earnings if management determines that such loss of value has resulted from a credit loss. The evaluation of whether a credit loss exists is a matter of judgment, which includes the assessment of multiple factors. If management determines that a security’s decline in fair value is the result of a credit loss, an allowance for credit losses on the security will be recorded and a corresponding loss will be recognized in current earnings. Even if a decline in fair value of a security is not determined to have resulted from a credit loss, if we were ever forced to sell the security sooner than intended prior to maturity due to liquidity needs, we would have to recognize any unrealized losses at that time.

Our bank loans primarily consist of First Mortgages, HELOCs, and PALs. Increases in delinquency and default rates, housing and stock price declines, increases in the unemployment rate, and other economic factors can result in increases in allowances for credit losses and related credit loss expense, as well as write downs on such loans.

On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires estimation of expected lifetime credit losses, rather than incurred losses only, as was previously required. For more information on this adoption, see Part II – Item 8 – Notes to Consolidated Financial Statements – Note 2.

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

We sponsor a number of proprietary money market mutual funds and other proprietary funds. Although we have no obligation to do so, we may decide for competitive or other reasons to provide credit, liquidity or other support to our funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause us to take significant charges, could reduce our liquidity and, in certain situations, could, with respect to proprietary funds other than money market mutual funds, result in us having to consolidate one or more funds in our financial statements. If we choose not to provide credit, liquidity or other support in such a situation, Schwab could suffer reputational damage and its business could be adversely affected.

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

THE CHARLES SCHWAB CORPORATION

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

We evaluate potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on our financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. In addition, an acquisition may cause us to assume liabilities or become subject to litigation or regulatory proceedings. Further, we may not realize the anticipated benefits from an acquisition (including without limitation the pending acquisitions of TD Ameritrade and assets of USAA-IMCO), and any future acquisition could be dilutive to our current stockholders’ percentage ownership or to earnings per common share (EPS).

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

Our industry is highly competitive and characterized by aggressive price competition.

We operate in a highly competitive environment with a broad array of competitors from large integrated banks to venture-capital backed private companies. We continually monitor our pricing in relation to competitors and periodically adjust interest rates on deposits and loans, fees for advisory services, expense ratios on mutual funds and ETFs, trade commission rates, and other pricing and incentives to sustain our competitive position. Increased price competition from other financial services firms to attract clients, such as reduced commissions, higher deposit rates, reduced mutual fund or ETF expense ratios, or the increased use of incentives, could impact our results of operations and financial condition.

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

THE CHARLES SCHWAB CORPORATION

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

•	The announcement of new products, services, acquisitions, or dispositions by us or our competitors;

•	Increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results; and

•	Sales of a substantial number of shares of our common stock by large stockholders.

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

Risks Related to the Proposed Merger with TD Ameritrade

Completion of the merger is subject to many conditions and if these conditions are not satisfied or waived, the merger will not be completed.

The obligations of CSC and TD Ameritrade to complete the merger are subject to satisfaction (or, to the extent permitted by applicable law, waiver) of a number of conditions, including, among others:

•
the affirmative vote of (A) the holders of a majority of the outstanding shares of TD Ameritrade common stock approving and adopting the Merger Agreement and (B) the holders (other than TD Bank, the Significant TD Ameritrade Stockholders and their respective affiliates) of a majority of the outstanding shares of TD Ameritrade common stock (other than shares of TD Ameritrade common stock held by TD Bank, the Significant TD Ameritrade Stockholders and their respective affiliates) approving and adopting the Merger Agreement;

•
the affirmative vote of (A) a majority of the votes cast by holders of outstanding shares of Schwab common stock approving the share issuance and (B) the holders of a majority of the outstanding shares of Schwab common stock approving the Schwab charter amendment;

•
expiration or termination of any applicable waiting period (or extension thereof) under the HSR Act and certain governmental authorizations having been made or obtained and being in full force and effect;

•	receipt of noncontrol determinations from the Federal Reserve;

•	accuracy of the representations and warranties made in the Merger Agreement by the other party, subject to certain materiality thresholds;

•	performance in all material respects by the other party of the obligations required to be performed by it at or prior to completion of the merger; and

•	the absence since the date of the Merger Agreement of a material adverse effect on the other party.

There can be no assurance that the conditions to the closing of the merger will be satisfied or waived in a timely manner or at all, and, accordingly, the merger may not be completed. If the merger is not completed for any reason, the ongoing business of CSC may be adversely affected and, without realizing the benefits of having completed the merger, we would be subject to a number of risks, including that we may receive negative reactions from our stockholders, employees, customers and regulators, and that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the merger will be completed.

THE CHARLES SCHWAB CORPORATION

As a condition to authorization of the merger, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of our business after completion of the merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the merger or imposing additional material costs on or materially limiting the revenues of the combined company following the merger, or otherwise adversely affecting our businesses and results of operations after completion of the merger.
Also, if the Merger Agreement is terminated in certain circumstances, we may be required to pay a termination fee of $950 million to TD Ameritrade and we could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

In addition, the Merger Agreement places certain restrictions on the conduct of our businesses prior to completion of the merger, and such restrictions, the waiver of which is subject to consent of TD Ameritrade, could prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the merger that we would have made, taken or pursued if these restrictions were not in place.

CSC and TD Ameritrade may also be subject to lawsuits challenging the merger, and adverse rulings in these lawsuits may delay or prevent the merger from being completed or require CSC or TD Ameritrade to incur significant costs to defend or settle these lawsuits.

If any of these risks materialize, they may materially and adversely affect our businesses, financial condition, financial results, ratings, and/or stock price.

Schwab’s business relationships may be subject to disruption due to uncertainty associated with the merger.

Parties with which we do business may experience uncertainty associated with the merger, including with respect to current or future business relationships with Schwab or the combined business. Schwab’s business relationships may be subject to disruption as parties with which Schwab does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Schwab or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on Schwab’s ability to realize the anticipated benefits of the merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the merger or termination of the Merger Agreement.

After completion of the merger, we may fail to realize the anticipated benefits and cost savings of the merger, which could adversely affect the value of our stock.

The success of the merger will depend, in significant part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Schwab and TD Ameritrade. Our ability to realize these anticipated benefits and cost savings is subject to certain risks. If Schwab is not able to successfully combine the businesses of Schwab and TD Ameritrade within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or at all or may take longer to realize than expected, the combined business may not perform as expected and the value of Schwab common stock may be adversely affected.

Schwab and TD Ameritrade have operated and, until completion of the merger, will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Schwab or TD Ameritrade employees, the loss of clients, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

Schwab will incur significant transaction and merger-related costs in connection with the merger.

We expect to incur a number of non-recurring costs associated with the merger and combining the operations of the two

THE CHARLES SCHWAB CORPORATION

companies. Some of these costs have already been incurred or may be incurred regardless of whether the merger is completed. Schwab also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Schwab and TD Ameritrade may have difficulty attracting, motivating and retaining executives and other employees in light of the merger.

Uncertainty about the effect of the merger on Schwab and TD Ameritrade employees may impair Schwab’s and TD Ameritrade’s ability to attract, retain and motivate personnel prior to and following the merger. Employee retention may be particularly challenging during the pendency of the merger, as employees of Schwab and TD Ameritrade may experience uncertainty about their future roles with the combined business. In addition, pursuant to change-in-control provisions in their respective employment agreements or term sheets with TD Ameritrade, certain employees of TD Ameritrade are entitled to receive severance payments upon a constructive termination of employment. Such TD Ameritrade employees potentially could terminate their employment following specified circumstances set forth in their employment agreements or term sheets, including certain changes in such employees’ position, compensation or benefits and collect severance. Such circumstances could occur in connection with the merger as a result of changes in roles and responsibilities. If employees of Schwab or TD Ameritrade depart, the integration of the companies may be more difficult and the combined business following the merger may be harmed. Furthermore, Schwab may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Schwab or TD Ameritrade, and Schwab’s ability to realize the anticipated benefits of the merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into Schwab.

The merger may not be accretive to Schwab’s earnings per share, which may negatively affect the market price of Schwab common stock following completion of the merger.

In connection with the completion of the merger, Schwab expects to issue approximately 586 million Schwab common shares. The issuance of new Schwab common shares could have the effect of depressing the market price of Schwab common shares.

Based on the anticipated synergies between Schwab and TD Ameritrade, the merger is expected to be accretive to Schwab’s earnings per share in the third year following completion of the merger. However, future events and conditions could reduce or delay the accretion that is currently projected or result in the merger being dilutive to Schwab’s earnings per share, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the merger. Any dilution of, reduction in, or delay of any accretion to, Schwab’s earnings per share could cause the price of shares of Schwab common stock to decline or grow at a reduced rate.

If our pending merger with TD Ameritrade is completed, our stockholders’ ownership percentage will be diluted.

If the proposed merger is completed, we will issue to TD Ameritrade stockholders shares of our common stock. As a result of the issuance of these shares of our common stock, our stockholders will own a smaller percentage of the combined company after the merger and will therefore have a reduced voting interest. In addition, TD Bank will become our largest stockholder.

Item 1B.     Unresolved Staff Comments

None.

THE CHARLES SCHWAB CORPORATION

Item 2.     Properties

As part of our real estate energy management program, Schwab incorporates sustainable practices and procedures to guide our facilities’ design, materials, and building technologies. A summary of Schwab’s significant locations is presented in the following table.

December 31, 2019	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
San Francisco, CA (1)	481	—
Service and other office space:
Phoenix, AZ	28	728
Denver, CO	—	731
Dallas, TX	318	293
Austin, TX	83	490
Indianapolis, IN	—	161
Orlando, FL	159	—
Chicago, IL	146	—
Richfield, OH	—	117
El Paso, TX	—	105
(1) The Company has announced its intention to eventually relocate our corporate headquarters to the Dallas, Texas area.

The square footage amounts presented in the table above are net of space that has been subleased to third parties. Our corporate headquarters, data centers, offices, and service centers support both of our segments.

As of December 31, 2019, the Company had over 360 domestic branch offices, and substantially all are located in leased premises.
໿

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see Item 8 – Note 14.

Item 4.	Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2020, was 5,614. The closing market price per share on that date was $45.55.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Standard & Poor’s 500 Index, and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2014	2015	2016	2017	2018	2019
The Charles Schwab Corporation	$100	$110	$133	$174	$142	$166
Standard & Poor’s 500 Index	$100	$101	$114	$138	$132	$174
Dow Jones U.S. Investment Services Index	$100	$100	$126	$157	$139	$172

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 8 – Note 19 and Part III – Item 12.

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2019 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
October:
Share repurchase program (1)	6,357	$36.00	6,357	$1,780
Employee transactions (2)	3	$36.85	N/A	N/A
November:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	652	$41.97	N/A	N/A
December:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	5	$49.77	N/A	N/A
Total:
Share repurchase program (1)	6,357	$36.00	6,357	$1,780
Employee transactions (2)	660	$42.01	N/A	N/A
໿
(1) All shares were repurchased under an authorization approved by CSC’s Board of Directors of up to $4.0 billion of common stock publicly announced by CSC on January 30, 2019. The authorization does not have an expiration date.
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, or as Noted)
	Growth Rates
	Compounded 4-Year 2015-2019 (1)	Annual 1-Year 2018-2019	2019	2018	2017	2016	2015
Results of Operations
Net revenues	14%	6%	$10,721	$10,132	$8,618	$7,478	$6,380
Expenses excluding interest	9%	5%	$5,873	$5,570	$4,968	$4,485	$4,101
Net income	26%	6%	$3,704	$3,507	$2,354	$1,889	$1,447
Net income available to common stockholders	27%	6%	$3,526	$3,329	$2,180	$1,746	$1,364
Earnings per common share:
Basic	27%	9%	$2.69	$2.47	$1.63	$1.32	$1.04
Diluted	27%	9%	$2.67	$2.45	$1.61	$1.31	$1.03
Dividends declared per common share	30%	48%	$.68	$.46	$.32	$.27	$.24
Weighted-average common shares outstanding:
Basic	—	(3)%	1,311	1,348	1,339	1,324	1,315
Diluted	—	(3)%	1,320	1,361	1,353	1,334	1,327
Net interest revenue as a percentage of net revenues			61%	57%	50%	44%	40%
Asset management and administration fees as a percentage of net revenues			30%	32%	39%	41%	41%
Trading revenue as a percentage of net revenues			6%	8%	8%	11%	14%
Effective income tax rate			23.6%	23.1%	35.5%	36.9%	36.5%
Performance Measures
Net revenue growth			6%	18%	15%	17%	5%
Pre-tax profit margin			45.2%	45.0%	42.4%	40.0%	35.7%
Return on average common stockholders’ equity			19%	19%	15%	14%	12%
Financial Condition (at year end)
Total assets	12%	(1)%	$294,005	$296,482	$243,274	$223,383	$183,705
Short-term borrowings	—	—	—	—	$15,000	—	—
Long-term debt	27%	8%	$7,430	$6,878	$4,753	$2,876	$2,877
Preferred stock	18%	—	$2,793	$2,793	$2,793	$2,783	$1,459
Total stockholders’ equity	13%	5%	$21,745	$20,670	$18,525	$16,421	$13,402
Assets to stockholders’ equity ratio			14	14	13	14	14
Debt to total capital ratio (2)			25%	25%	52%	15%	18%
Employee Information
Full-time equivalent employees (at year end, in thousands)	7%	1%	19.7	19.5	17.6	16.2	15.3
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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “expand”, “maintain,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•
The acquisition of TD Ameritrade; the acquisition of assets of USAA-IMCO, the related funding, and entering into a referral agreement; and the expected closing dates of the acquisitions (see Business Acquisitions in Part I, Item 1; Overview and Capital Management in Part II, Item 7; Commitments and Contingencies in Part II, Item 8 – Notes to Consolidated Financial Statements (Item 8) – Note 14);

•
Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value; and maintaining our market position (see Business Strategy and Competitive Environment and Products and Services in Part I, Item 1);

•
The impact of pricing reductions on our value proposition, competitive positioning and long-term growth in client assets and accounts (see Sources of Net Revenues in Part I, Item I; Overview in Part II, Item 7);

•	The impact of legal proceedings and regulatory matters (see Legal Proceedings in Part I, Item 3 and Commitments and Contingencies in Part II, Item 8 – Note 14);

•
Commitment to balancing long-term profitability with reinvesting for growth; business growth; meaningful capital returns; and intent to return excess capital above our long-term operating objective of 6.75% - 7.00% (see Overview in Part II, Item 7);

•
The adjustment of rates paid on client-related liabilities; client cash sorting; reducing exposure to lower rates; and the duration difference between liabilities and assets (see Net Interest Revenue in Part II, Item 7);

•	Capital expenditures (see Total Expenses Excluding Interest in Part II, Item 7);

•	The phase-out of the use of LIBOR (see Expected Phase-out of LIBOR in Part II, Item 7);

•	Sources of liquidity, capital, and level of dividends (see Liquidity Risk in Part II, Item 7);

•	Capital ratios (see Regulatory Capital Requirements in Part II, Item 7);

•	The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Part II, Item 8 – Note 2); and

•	The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Part II, Item 8 – Note 14).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	The timing and the ability of us and TD Ameritrade to satisfy the closing conditions in the merger agreement, including stockholder and regulatory approvals;

•	The timing and the ability of us and USAA-IMCO to satisfy the closing conditions in the purchase agreement, including regulatory approvals and the implementation of conversion plans;

•	The timing and extent to which we realize expected revenue, expense and other synergies from our acquisitions;

•	General market conditions, including the level of interest rates, equity valuations, and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advisory solutions and other products and services;

•	The level of client assets, including cash balances;

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to rates;

•	Regulatory guidance;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new and enhanced products, services, and capabilities, as well as implement infrastructure, in a timely and successful manner;

•	The effect of pricing reductions on client acquisition, retention and asset levels, including cash balances;

•	The Company’s ability to monetize client assets;

•	The timing of campus expansion work and technology projects;

•	Adverse developments in litigation or regulatory matters and any related charges;

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations; and

•	Client cash sorting and net equity sales.

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

Accumulated Other Comprehensive Income (AOCI): A component of stockholders’ equity which includes unrealized gains and losses on available for sale (AFS) securities and net gains or losses associated with pension obligations.

Asset-backed securities: Debt securities backed by financial assets such as loans or receivables.

Assets receiving ongoing advisory services: Market value of all client assets custodied at the Company under the guidance of an independent advisor or enrolled in one of Schwab’s advice solutions at the end of the reporting period.

Basel III: Global regulatory standards on bank capital adequacy and liquidity issued by the Basel Committee on Banking Supervision.

Basis point: One basis point equals 1/100th of 1%, or 0.01%.

Client assets: The market value, as of the end of the reporting period, of all client assets in our custody and proprietary products, which includes both cash and securities. Average client assets are the daily average client asset balance for the reporting period.

Client cash as a percentage of client assets: Calculated as the value, at the end of the reporting period, of all proprietary money market fund balances, bank deposits, Schwab One® balances, and certain cash equivalents divided by client assets.

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

Daily Average Trades (DATs): Includes daily average revenue trades by clients, trades by clients in asset-based pricing relationships, and all commission-free trades.

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

High Quality Liquid Assets (HQLA): HQLA is defined by the Federal Reserve, but includes assets with low market- and credit risk that are actively traded and readily convertible to cash in times of stress.

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

Margin loans: Advances made to brokerage clients on a secured basis to purchase or carry securities reflected in receivables from brokerage clients on the consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. We believe that metrics relating to net new and total client assets, as well as client cash levels and utilization of advisory services, offer perspective on our business momentum and client engagement. Data on new and total client brokerage accounts provides additional perspective on our ability to attract and retain new business. Total net revenue growth, pre-tax profit margin, EPS, return on average common stockholders’ equity, and the Consolidated Tier 1 Leverage Ratio provide broad indicators of Schwab’s overall financial health, operating efficiency, and ability to generate acceptable returns. Total expenses, excluding interest, as a percentage of average client assets, is a measure of operating efficiency. Results for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Growth Rate 1-Year 2018-2019	2019	2018	2017
Client Metrics
Net new client assets (in billions) (1)	66%	$222.8	$133.9	$233.1
Core net new client assets (in billions)	(7)%	$211.7	$227.8	$198.6
Client assets (in billions, at year end)	24%	$4,038.8	$3,252.2	$3,361.8
Average client assets (in billions)	8%	$3,682.0	$3,409.6	$3,060.2
New brokerage accounts (in thousands)	(1)%	1,568	1,576	1,441
Active brokerage accounts (in thousands, at year end)	6%	12,333	11,593	10,755
Assets receiving ongoing advisory services (in billions, at year end)	23%	$2,106.8	$1,708.5	$1,699.8
Client cash as a percentage of client assets (at year end)		11.3%	12.8%	10.8%
Company Financial Metrics
Total net revenues	6%	$10,721	$10,132	$8,618
Total expenses excluding interest	5%	5,873	5,570	4,968
Income before taxes on income	6%	4,848	4,562	3,650
Taxes on income	8%	1,144	1,055	1,296
Net income	6%	$3,704	$3,507	$2,354
Preferred stock dividends and other	—	178	178	174
Net income available to common stockholders	6%	$3,526	$3,329	$2,180
Earnings per common share — diluted	9%	$2.67	$2.45	$1.61
Net revenue growth from prior year		6%	18%	15%
Pre-tax profit margin		45.2%	45.0%	42.4%
Return on average common stockholders’ equity		19%	19%	15%
Expenses excluding interest as a percentage of average client assets		0.16%	0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at year end)		7.3%	7.1%	7.6%
(1) 2019 and 2017 include inflows of $11.1 billion and $34.5 billion, respectively, from certain mutual fund clearing services clients. 2018 includes outflows of $93.9 billion from certain mutual fund clearing services clients.

2019 Compared to 2018

Schwab delivered solid financial results in 2019 while taking significant steps to further enhance our offer to clients and help position the Company to build value for our stakeholders over the long-term. Throughout the year, investor sentiment reflected a complex market environment that included global trade negotiations and an uncertain domestic economic outlook. The Federal Reserve ended up cutting the federal funds target interest rate three times, in a reversal of the increases seen in 2018. At the same time, stocks continued to rise, with the S&P 500 increasing 29% during the year. Core net new assets totaled $211.7 billion for the year, representing an organic growth rate of 7% and our second consecutive year over $200 billion. Clients opened 1.6 million new brokerage accounts in 2019, while active brokerage accounts grew 6% to 12.3 million. Our success in asset gathering combined with strong market returns drove total client assets to reach $4.04 trillion at December 31, 2019, closing the year up 24%.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company actions to benefit clients and build long-term value during 2019 included the elimination of online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options, which became effective October 7th. The Company also announced two significant acquisitions during the year. In July, the Company agreed to acquire assets of USAA-IMCO and agreed to enter into a long-term referral agreement. In late November, we entered into a definitive agreement to acquire TD Ameritrade.

Against the backdrop of the more challenging than expected macroeconomic environment and our own pricing decisions, Schwab’s net income totaled $3.7 billion in 2019, an increase of $197 million, or 6%. Diluted earnings per common share grew to $2.67, representing an increase of 9% from 2018.

Total net revenues reached $10.7 billion, up 6% in 2019. Net interest revenue increased 12% in 2019 to $6.5 billion, driven by higher average investment yields and also by an increase in client cash balances held at our bank and broker-dealer subsidiaries. While trading revenue declined 19% to $617 million due to our pricing actions, asset management and administration fees remained essentially flat with 2018 at $3.2 billion, decreasing 1%. Growing enrollment in advice solutions, along with rising balances in other third-party mutual funds, helped to largely offset declines in Mutual Fund OneSource® and lower sweep money market fund revenue due to transfers of sweep money market funds to our balance sheet in 2018 and early 2019.

Total expenses excluding interest increased 5% in 2019 to $5.9 billion, which included $62 million in severance charges associated with a 3% reduction in our workforce and $25 million in costs relating to the announced acquisitions of assets of USAA-IMCO and TD Ameritrade. Our ongoing focus on driving efficiency while managing our spending in a disciplined manner helped us maintain a ratio of expenses to client assets of 16 bps for 2019. Reflecting our commitment to balancing long-term profitability with reinvesting for growth, we achieved a 45.2% pre-tax profit margin and a 19% return on equity in 2019, representing our second consecutive year of at least 45% and 19%, respectively.

Disciplined balance sheet management remains core to our strategy as we continue to support business growth and meaningful capital returns across a range of conditions. In early 2019, the Board of Directors raised the quarterly cash dividend 31% to $0.17 per share and authorized the repurchase of up to $4.0 billion of common stock; during 2019 we repurchased 55 million shares for $2.2 billion under this authorization. As of December 31, 2019, our balance sheet assets were $294 billion, down 1% from a year ago; our Tier 1 Leverage Ratio was 7.3% at year-end. As the Company continues to grow both organically and through our pending acquisitions, our intent to return excess capital above our long-term operating objective of 6.75%-7.00% remains in place.

Planned Acquisitions

TD Ameritrade: On November 25, 2019, CSC announced a definitive agreement to acquire TD Ameritrade in an all-stock transaction. At the time of announcement, TD Ameritrade had approximately twelve million brokerage accounts and $1.3 trillion in total client assets. Under the agreement, TD Ameritrade stockholders will receive 1.0837 CSC shares for each TD Ameritrade share. Based on the closing price of CSC common stock on November 20, 2019, the merger consideration represented approximately $26 billion. The Company anticipates this transaction will add scale to help support the Company’s ongoing efforts to enhance the client experience, provide deeper resources for RIAs, and continue to improve our operating efficiency. The transaction is expected to close in the second half of 2020, subject to satisfaction of closing conditions. Under certain circumstances, CSC or TD Ameritrade could be required to pay the other party a termination fee of $950 million or reimburse the other party’s fees up to $50 million.

Assets of USAA-IMCO: On July 25, 2019, the Company announced a definitive agreement to acquire assets of USAA-IMCO, including over one million brokerage and managed portfolio accounts with approximately $90 billion in client assets at the time of announcement, for $1.8 billion in cash. The companies have also agreed to enter into a long-term referral agreement, effective at closing of the acquisition, which would make Schwab the exclusive wealth management and brokerage provider for USAA members. The transaction is expected to close in mid-2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

The Company expects to recognize significant amounts of goodwill and amortizable intangible assets as part of the planned acquisitions.

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

Total net revenue grew by $1.5 billion, or 18%, in 2018 primarily due to an increase of $1.5 billion, or 36%, in net interest revenue. The Fed raised the federal funds target interest rate four times in 2018 for a total of 100 basis points. The growth of total net revenue resulted from higher interest rates due to the Fed’s rate increases, and also from higher interest-earning assets, which reflect both client cash allocations and the transfer of sweep money market funds to bank and broker-dealer sweep. As we progressed with these transfers, the corresponding money market fund asset management and administration fee revenue naturally declined, yet positive inflows in advice solutions, Schwab equity and bond funds and ETFs, and other third-party mutual funds and ETFs kept asset management fees at $3.2 billion, limiting the decrease to 5% from 2017. Record trading activity from our clients resulted in trading revenue reaching $763 million, an increase of 17% from the prior year.

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

During 2018, the Board of Directors raised the quarterly cash dividend 63% to $0.13 per share and authorized a $1.0 billion Share Repurchase Program, which we completed during the fourth quarter of 2018. These actions reflected the Company’s strong financial performance and our confidence in its long-term success; they also demonstrated that effective capital management at Schwab can support both healthy business growth and more meaningful capital returns to stockholders.

Subsequent Events

In October 2019, the Federal Reserve issued a final enhanced prudential standards rule, and the Federal Reserve, OCC, and the FDIC jointly issued a final regulatory capital and liquidity rule. With total consolidated assets of $294.0 billion at December 31, 2019, CSC is designated as a Category III firm pursuant to the framework established by the final rules. Accordingly, the Company opted to exclude AOCI from its regulatory capital as permitted by the regulatory capital and liquidity rule beginning January 1, 2020. In accordance with ASC 320, Investments – Debt and Equity Securities (ASC 320) and as of January 1, 2020, the Company transferred all of its investment securities designated as held to maturity (HTM) to the AFS category without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $134.7 billion and a total net unrealized gain of $1.4 billion.

CURRENT REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

In December 2019, the FDIC issued a proposed rule that would modernize its brokered deposits regulations. Among other things, the proposed rule would clarify the “primary purpose” exception from the definition of a deposit broker for securities broker-dealers such as CS&Co that place deposits through brokerage sweep arrangements under certain conditions. In addition, the proposed rule would create a streamlined application process for obtaining a primary purpose exception where less than 25 percent of a broker-dealer’s customer assets are placed with a depository institution. Schwab is currently evaluating the impact of the proposed rule on its bank sweep program.

In January 2020, the OCC and the FDIC published their jointly proposed revisions to the regulations implementing the CRA. The proposed regulations (i) clarify and expand what qualifies for CRA credit; (ii) expand where CRA activity counts; (iii) provide an objective method to measure CRA activity; and (iv) revise data collection, recordkeeping, and reporting. The

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Federal Reserve did not join the OCC and the FDIC in the proposed regulations. The comment period for the proposed regulations ends on March 9, 2020. Schwab is currently evaluating the impact of the proposed regulations.

In May 2016, the Federal Reserve, the OCC and the FDIC jointly issued a notice of proposed rulemaking that would impose a minimum NSFR on certain banking organizations, including CSC. The comment period for the proposed rule ended on August 5, 2016 and the impact to the Company cannot be assessed until the final rule is released. The agencies indicated in the October 2019 interagency regulatory capital and liquidity rule their intention to utilize the four category tiering framework when the NSFR rule is adopted.

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues of $10.7 billion and $10.1 billion for the years ended December 31, 2019 and 2018, respectively, represented growth of 6% and 18% from the prior periods, primarily due to increases in net interest revenue.

Year Ended December 31,		2019		2018		2017
	Growth Rate 2018-2019	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	13%	$7,580	71%	$6,680	66%	$4,624	54%
Interest expense	24%	(1,064)	(10)%	(857)	(9)%	(342)	(4)%
Net interest revenue	12%	6,516	61%	5,823	57%	4,282	50%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	(5)%	1,747	16%	1,837	18%	2,088	24%
Advice solutions	5%	1,198	11%	1,139	11%	1,043	12%
Other (1)	5%	266	3%	253	3%	261	3%
Asset management and administration fees	(1)%	3,211	30%	3,229	32%	3,392	39%
Trading revenue
Commissions	(20)%	549	5%	685	7%	600	7%
Principal transactions	(13)%	68	1%	78	1%	54	1%
Trading revenue	(19)%	617	6%	763	8%	654	8%
Other	19%	377	3%	317	3%	290	3%
Total net revenues	6%	$10,721	100%	$10,132	100%	$8,618	100%
(1) Beginning in 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Fees earned on securities borrowing and lending activities, which are conducted by CS&Co using assets held in client brokerage accounts, are primarily included in other interest revenue and expense.

Schwab’s interest-bearing liabilities include bank deposits, payables to brokerage clients, short-term borrowings (e.g., Federal Home Loan Bank (FHLB) advances), and long-term debt. Non-interest-bearing funding sources include stockholders’ equity, certain client cash balances, and other miscellaneous liabilities.

We establish the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Schwab deploys the funds from these sources into the

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

assets outlined above. We do not use short-term, wholesale borrowings to support our long-term investment activity, but may use such funding, including FHLB advances, for short-term liquidity purposes or to provide temporary funding (e.g., for investment purchases) ahead of anticipated balance sheet deposit growth.

In order to keep interest-rate sensitivity within established limits, management actively monitors and adjusts interest-rate sensitivity through changes in the balance sheet, primarily by adjusting the composition of our banking subsidiaries’ investment portfolios. As Schwab builds its client base, we attract new client sweep cash, which is a primary driver of funding balance sheet growth.

Towards the end of 2018, the federal funds target interest rate increased to levels not seen in over a decade, leading us to expect some clients would shift more of their cash holdings from brokerage deposits swept to our banking subsidiaries to higher-yielding alternatives like purchased money market funds. We therefore expected brokerage deposits swept to our banking subsidiaries, excluding organic growth, to decline during the first part of 2019. As a result, we held a higher amount of short-term liquidity at our banking subsidiaries at the end of 2018 to accommodate this potential client cash sorting.

While average interest rates throughout the year in 2019 were higher than average rates in 2018, interest rates across maturities declined from December 2018 to December 2019. Lower interest rates typically result in longer durations on our client-related liabilities and shorter durations on our investment securities, especially mortgage-related securities with options to prepay without penalty. During 2019, to maintain our overall targeted interest rate risk profile, we began positioning our banking entities’ investment portfolios to include a higher percentage of fixed-rate, longer duration investments to reduce our interest rate sensitivities which would naturally increase as market rates declined. We did, however, once again hold a higher level of short-term liquidity at the end of 2019 to accommodate a typical seasonal buildup of client cash, much of which then generally moves to other assets within a few months.

We believe that the process of clients sorting between transactional cash and cash held for investment is subsiding. Aligned with market consensus, we do not expect to see a significant increase in market rates in the near term. Over the course of 2020, we expect to further reduce our exposure to lower rates primarily by adding a larger percentage of fixed-rate securities with relatively longer duration to our ongoing purchases as a result of maturities, prepayments, organic deposit growth, on-boarding of USAA-IMCO client cash to our balance sheet, and any potential asset-liability-management-driven investment portfolio re-balancing. As such, we expect the duration difference between our liabilities and assets to decline over the course of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2019			2018			2017
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$23,512	$518	2.17%	$17,783	$348	1.93%	$9,931	$109	1.10%
Cash and investments segregated	15,694	345	2.17%	11,461	206	1.78%	18,525	166	0.90%
Broker-related receivables	376	7	1.87%	303	6	2.09%	430	3	0.70%
Receivables from brokerage clients	19,270	821	4.20%	19,870	830	4.12%	16,269	575	3.53%
Available for sale securities (1)	58,181	1,560	2.67%	54,542	1,241	2.26%	53,040	815	1.54%
Held to maturity securities	134,708	3,591	2.65%	131,794	3,348	2.53%	103,599	2,354	2.27%
Bank loans	16,832	584	3.47%	16,554	559	3.37%	15,919	472	2.97%
Total interest-earning assets	268,573	7,426	2.75%	252,307	6,538	2.57%	217,713	4,494	2.06%
Other interest revenue		154			142			130
Total interest-earning assets	$268,573	$7,580	2.80%	$252,307	$6,680	2.63%	$217,713	$4,624	2.12%
Funding sources
Bank deposits	$212,605	$700	0.33%	$199,139	$545	0.27%	$163,998	$148	0.09%
Payables to brokerage clients	24,353	79	0.33%	21,178	56	0.27%	25,403	16	0.06%
Short-term borrowings (2)	17	—	2.36%	3,359	54	1.59%	3,503	41	1.17%
Long-term debt	7,199	258	3.58%	5,423	190	3.50%	3,431	119	3.47%
Total interest-bearing liabilities	244,174	1,037	0.42%	229,099	845	0.37%	196,335	324	0.17%
Non-interest-bearing funding sources	24,399			23,208			21,378
Other interest expense		27			12			18
Total funding sources	$268,573	$1,064	0.39%	$252,307	$857	0.34%	$217,713	$342	0.15%
Net interest revenue		$6,516	2.41%		$5,823	2.29%		$4,282	1.97%
(1) Amounts have been calculated based on amortized cost.
(2) Interest revenue or expense was less than $500,000 in the period or periods presented.

Net interest revenue increased $693 million or 12%, in 2019 from 2018, and $1.5 billion, or 36%, in 2018 from 2017, due to higher average investment yields and growth in interest earning assets.

Our net interest margin improved 12 basis points to 2.41% in 2019, driven primarily by higher average yields received on interest-earning assets in 2019 due largely to the net impact of the Federal Reserve’s interest rate increases in 2018 and decreases in the third and fourth quarters of 2019. The increase in average yields on interest-earning assets was partially offset by higher average interest rates paid on bank deposits and other interest-bearing liabilities. The portfolio adjustments made in 2019 as described above helped to moderate the impact of the declining rate environment on our net interest margin.

Average interest-earning assets grew 6% from 2018 to 2019, primarily driven by higher bank deposits due to transfers from sweep money market funds to bank sweep, as well as higher client cash balances.

Our net interest margin improved 32 basis points to 2.29% in 2018, primarily as a result of the Federal Reserve’s 2017 and 2018 interest rate increases, partially offset by higher interest rates paid on bank deposits and other interest-bearing liabilities. Average interest earning assets grew 16% from 2017 to 2018, primarily reflecting higher bank deposits due to transfers from sweep money market funds to bank sweep, as well as changes in client cash allocations, partially offset by client purchases of other assets. In March 2017, the Company transferred $24.7 billion of debt securities from the AFS category to the HTM category. The transfer had no effect on the overall net interest margin. Short-term borrowings in 2018 and 2017 primarily included FHLB advances, which were used to provide temporary funding for investments ahead of deposit growth.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

Asset management and administration fees include mutual fund, ETF, and CTF service fees and fees for other asset-based financial services provided to individual and institutional clients. Schwab earns mutual fund, ETF, and CTF service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Asset management and administration fees are based upon the daily balances of client assets invested in these funds and do not include securities lending revenues earned by proprietary mutual funds, ETFs, and CTFs, as those amounts, net of program fees, are credited to the fund shareholders. Proprietary CTFs may, but generally do not, directly participate in securities lending. The fair values of client assets included in proprietary and third-party mutual funds, ETFs, and CTFs are based on quoted market prices and other observable market data.

We also earn asset management fees for advice solutions, which include managed portfolios, specialized strategies, and customized investment advice. Other asset management and administration fees include various asset-based fees such as trust fees, 401(k) recordkeeping fees, mutual fund clearing fees, and non-balance based service and transaction fees.

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity.

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2019			2018			2017
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$173,558	$525	0.30%	$141,018	$568	0.40%	$160,735	$875	0.54%
Fee waivers		—			—			(10)
Schwab money market funds	173,558	525	0.30%	141,018	568	0.40%	160,735	865	0.54%
Schwab equity and bond funds, ETFs, and CTFs (1)	267,213	298	0.11%	222,830	302	0.14%	172,809	266	0.15%
Mutual Fund OneSource® and other non- transaction fee funds	191,552	606	0.32%	210,429	680	0.32%	215,333	706	0.33%
Other third-party mutual funds and ETFs (2)	478,037	318	0.07%	328,150	287	0.09%	286,111	251	0.09%
Total mutual funds, ETFs, and CTFs (1,3)	$1,110,360	1,747	0.16%	$902,427	1,837	0.20%	$834,988	2,088	0.25%
Advice solutions (3)
Fee-based	$246,888	1,198	0.49%	$227,790	1,139	0.50%	$203,794	1,043	0.51%
Non-fee-based	70,191	—	—	62,813	—	—	48,936	—	—
Total advice solutions	$317,079	1,198	0.38%	$290,603	1,139	0.39%	$252,730	1,043	0.41%
Other balance-based fees (1,4)	432,613	216	0.05%	383,050	206	0.05%	403,474	215	0.05%
Other (5)		50			47			46
Total asset management and administration fees		$3,211			$3,229			$3,392
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other balance-based fees. Prior periods have been recast to reflect this change.
(2) Beginning in the fourth quarter of 2019, Schwab ETF OneSourceTM was discontinued as a result of the elimination of online trading commissions for U.S. and Canadian-listed ETFs.
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

Asset management and administration fees decreased by $18 million, or 1%, in 2019 from 2018, primarily due to lower sweep money market fund revenue as a result of transfers to bank and broker-dealer sweep in 2018 and early 2019, as well as client asset allocation choices including continued reduced usage of Mutual Fund OneSource®. Part of the decline was offset by revenue from growing asset balances in purchased money market funds, other third-party mutual funds and ETFs, and in advice solutions.

Asset management and administration fees decreased by $163 million, or 5%, in 2018 from 2017, primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and lower fee rates on

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

proprietary money funds and other indexed mutual funds and ETFs due to fee reductions implemented by the Company in 2017. Part of the decline was offset by revenue from growing asset balances in advice solutions, Schwab equity and bond funds, ETFs, and CTFs, and other third-party mutual funds and ETFs.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. The following funds generated 45%, 48%, and 54% of the asset management and administration fees earned during 2019, 2018, and 2017, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds, ETFs, and CTFs (1)			and Other NTF Funds
Year Ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017
Balance at beginning of period	$153,472	$163,650	$163,495	$209,471	$196,784	$138,524	$180,532	$225,202	$198,924
Net inflows (outflows)	44,077	(11,641)	(486)	26,039	31,169	31,127	(19,930)	(37,513)	(27,485)
Net market gains (losses) and other (2)	3,277	1,463	641	50,765	(18,482)	27,133	41,466	(7,157)	53,763
Balance at end of period	$200,826	$153,472	$163,650	$286,275	$209,471	$196,784	$202,068	$180,532	$225,202
(1) Beginning in the first quarter of 2019, CTFs are included in these balances. Prior periods have been recast to reflect this change.
(2) Includes net inflows from other third-party mutual funds to Mutual Fund OneSource® in the second quarter of 2017.

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

The following table presents trading revenue and the related drivers:

Year Ended December 31,	Growth Rate 2018-2019	2019	2018	2017
DARTs (in thousands)	(20)%	338.4	420.9	321.3
Daily average trades (in thousands)	(2)%	748.9	765.4	608.8
Number of trading days	—	250.5	249.5	250.0
Daily average revenue per revenue trade	—	$7.26	$7.23	$8.20
Trading revenue	(19)%	$617	$763	$654

Trading revenue decreased by $146 million, or 19%, in 2019 compared to 2018. The decrease was primarily due to a 20% decrease in DART volumes in 2019 as a result of the elimination of online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options effective October 7, 2019.

Trading revenue increased by $109 million, or 17%, in 2018 compared to 2017. This increase was due primarily to a 31% increase in DART volumes in 2018, which more than offset Schwab’s 2017 commission pricing reductions to lower standard equity, ETF, and option trade commissions from $8.95 to $4.95 and lower the per contract option fee from $.75 to $.65.

Other Revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and non-recurring gains. Other revenue increased $60 million, or 19%, in 2019 compared to 2018 due primarily to a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. in the second quarter of 2019 and a gain from the assignment of leased office space in the first quarter of 2019. Order flow revenue was $135 million during 2019, $139 million for 2018, and $114 million in 2017. The increase in 2018 from 2017 was primarily due to higher rebate rates received on certain types of orders and higher volume of trades.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Growth Rate 2018-2019	2019	2018	2017
Compensation and benefits
Salaries and wages	16%	$1,958	$1,692	$1,496
Incentive compensation	(6)%	804	855	797
Employee benefits and other	9%	558	510	444
Total compensation and benefits	9%	$3,320	$3,057	$2,737
Professional services	7%	702	654	580
Occupancy and equipment	13%	559	496	436
Advertising and market development	(2)%	307	313	268
Communications	5%	253	242	231
Depreciation and amortization	14%	349	306	269
Regulatory fees and assessments	(35)%	122	189	179
Other	(17)%	261	313	268
Total expenses excluding interest	5%	$5,873	$5,570	$4,968
Expenses as a percentage of total net revenues
Compensation and benefits		31%	30%	32%
Advertising and market development		3%	3%	3%
Full-time equivalent employees (in thousands)
At year end	1%	19.7	19.5	17.6
Average	7%	20.0	18.7	16.9
໿

Expenses excluding interest increased in 2019 and 2018 from the prior years by 5% and 12%, respectively. The largest driver of the increase in both years was compensation and benefits costs.

Total compensation and benefits increased in 2019 from 2018, primarily due to both an overall increase in employee headcount to support our expanding client base and higher severance costs, which included $62 million associated with a 3% reduction in our workforce in the third quarter of 2019. The increase in 2018 from 2017 was primarily due to increases in employee headcount; additionally, special stock awards were issued in 2018 to non-officer employees, totaling $36 million.

Professional services expense increased in 2019 from 2018, primarily due to overall growth in the business, investments in projects to further drive efficiency and scale, and certain costs relating to pending acquisitions. The increase in 2018 from 2017 was primarily due to higher spending on technology projects as well as an increase in asset management and administration related expenses resulting from growth in the Schwab Funds® and Schwab ETFs™.

Occupancy and equipment expense increased in 2019 and 2018 from the prior years, primarily due to increases in software maintenance expenses and additional licenses to support growth in the business.

Advertising and market development expense increased in 2018 from 2017, primarily reflecting management’s decision to increase television advertising and digital media spending in the fourth quarter of 2018.

Depreciation and amortization expenses grew in 2019 and 2018 from the prior years, primarily due to higher amortization of internally developed software associated with continued investments in software and technology enhancements.

Regulatory fees and assessments decreased in 2019 from 2018, primarily due to a decrease in FDIC insurance assessments resulting from the elimination of the FDIC surcharge in the fourth quarter of 2018. Regulatory fees and assessments

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

increased in 2018 from 2017, due to an increase in FDIC insurance assessments which rose as a result of higher average assets in deposit balances, partially offset by the elimination of the FDIC surcharge.

Other expenses decreased in 2019 from 2018, primarily due to lower travel and entertainment expense and bad debt expense. Other expenses increased in 2018 from 2017 due to travel and entertainment and miscellaneous items due to overall growth in the business.

Capital expenditures were $753 million, $576 million, and $412 million in 2019, 2018, and 2017, respectively. The increases in capital expenditures in 2019 and 2018 from the prior years were primarily due to the expansion of our campuses in the U.S., with investments in buildings totaling $397 million and $253 million in 2019 and 2018, respectively. Capitalized costs for developing internal-use software totaled $165 million, $167 million, and $157 million in 2019, 2018, and 2017, respectively.

Our capital expenditures for 2019 equaled 7% of total net revenues, within our estimated range for the year. Along with continued campus expansion, we will continue to invest further in technology projects in 2020. Excluding any potential impact of the pending acquisition of TD Ameritrade, we anticipate capital expenditures in 2020 to be approximately 5-6% of total net revenues, while our longer term expectation for capital expenditures remains in the range of 3-5% of total net revenues.

Taxes on Income

On December 22, 2017, P.L.115-97, the Tax Act, was signed into law, and became effective on January 1, 2018. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21% beginning in 2018. As a result of the Tax Act, Schwab recognized a $46 million one-time non-cash charge to taxes on income in the fourth quarter of 2017 associated with the remeasurement of net deferred tax assets and other tax adjustments related to the Tax Act.

Schwab’s effective income tax rate on income before taxes was 23.6% in 2019, 23.1% in 2018, and 35.5% in 2017. The change in rates in 2019 from 2018 was primarily due to a decrease in equity compensation tax deduction benefits which reduced our tax expense by approximately $23 million and $46 million in 2019 and 2018, respectively. The change in rates in 2018 from 2017 was primarily due to impacts of the Tax Act and a decrease in equity compensation tax deduction benefits, which totaled $87 million in 2017.

Segment Information

Schwab provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services to individual investors, and retirement plan services, as well as other corporate brokerage services to businesses and their employees. The Advisor Services segment provides custodial, trading, banking, and support services, as well as retirement business services, to independent RIAs, independent retirement advisors, and recordkeepers. Revenues and expenses are attributed to the two segments based on which segment services the client. Management evaluates the performance of the segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. Net revenues in both segments are generated from the underlying client assets and trading activity; differences in the composition of net revenues between the segments are based on the composition of client assets, client trading frequency, and pricing unique to each. While both segments leverage the scale and efficiency of our platforms, segment expenses reflect the dynamics of serving millions of clients in Investor Services versus the thousands of RIAs on the advisor platform.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Growth Rate 2018-2019	2019	2018	2017	Growth Rate 2018-2019	2019	2018	2017	Growth Rate 2018-2019	2019	2018	2017
Year Ended December 31,
Net Revenues
Net interest revenue	8%	$4,685	$4,341	$3,231	24%	$1,831	$1,482	$1,051	12%	$6,516	$5,823	$4,282
Asset management and administration fees	1%	2,289	2,260	2,344	(5)%	922	969	1,048	(1)%	3,211	3,229	3,392
Trading revenue	(20)%	378	475	408	(17)%	239	288	246	(19)%	617	763	654
Other	11%	271	245	217	47%	106	72	73	19%	377	317	290
Total net revenues	4%	7,623	7,321	6,200	10%	3,098	2,811	2,418	6%	10,721	10,132	8,618
Expenses Excluding Interest	3%	4,284	4,145	3,725	12%	1,589	1,425	1,243	5%	5,873	5,570	4,968
Income before taxes on income	5%	$3,339	$3,176	$2,475	9%	$1,509	$1,386	$1,175	6%	$4,848	$4,562	$3,650

Net new client assets (in billions) (1)	N/M	$115.6	$19.4	$123.7	(6)%	$107.2	$114.5	$109.4	66%	$222.8	$133.9	$233.1
(1) Investor Services includes inflows of $11.1 billion and $34.5 billion in 2019 and 2017, respectively, and outflows of $93.9 billion in 2018 from certain mutual fund clearing services clients.
N/M Not meaningful.

Investor Services

Total net revenues increased by 4% in 2019 from 2018 primarily due to an increase in net interest revenue and higher asset management and administrations fees, partially offset by lower trading revenue. Net interest revenue increased primarily due to higher average investment yields and higher interest-earning assets. Asset management and administration fees increased primarily due to growing asset balances in advice solutions, partially offset by lower mutual fund and ETF service fee revenue as a result of client cash allocation choices, including reduced usage of Mutual Fund OneSource®. Trading revenue decreased as a result of the elimination of online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options in the fourth quarter of 2019.

Expenses excluding interest increased by 3% in 2019 compared to 2018, primarily as a result of higher compensation and benefits due to increased headcount in 2019 and severance charges in the third quarter of 2019, higher occupancy and equipment expenses due to an increase in software maintenance expenses and additional licenses to support growth in the business, and higher amortization of internally developed software associated with continued investments in software and technology enhancements. These increases were partially offset by a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018 and lower travel and entertainment expenses.

Total net revenues increased by $1.1 billion, or 18%, in 2018 from 2017 primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margins and higher balances of interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions. Expenses excluding interest increased by $420 million, or 11%, in 2018 from 2017 primarily due to higher compensation and benefits, technology project spend, and asset management and administration related expenses to support the Company’s expanding client base.

Advisor Services

Total net revenues increased by 10%, in 2019 from 2018 primarily due to an increase in net interest revenue and other revenue, partially offset by lower asset management and administration fees and lower trading revenue. Net interest revenue increased primarily due to higher average investment yields and higher interest-earning assets. Other revenue increased primarily due to a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. in the second quarter of 2019. Asset management and administration fees decreased primarily due to lower sweep money market fund revenue as a result of transfers to bank and broker-dealer sweep, as well as client asset allocation choices, including reduced usage of Mutual Fund OneSource®, partially offset by increased revenue from growing asset balances in purchased money market funds and in other third-party mutual funds and ETFs. Trading revenue decreased as a result of the

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

elimination of online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options in the fourth quarter of 2019.

Expenses excluding interest increased by 12% of 2019 compared to 2018, primarily due to higher compensation and benefits due to increased headcount in 2019 and severance charges in the third quarter of 2019, higher professional services expense due to overall growth in the business and investments in projects to further drive efficiency and scale, and higher occupancy and equipment expense due to an increase in software maintenance expenses and additional licenses to support growth in the business. These increases were partially offset by a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018, lower bad debt expenses, and lower travel and entertainment expenses.

Total net revenues increased by $393 million or 16%, in 2018 from 2017 primarily due to an increase in net interest revenue, partially offset by lower asset management and administration fees. Net interest revenue increased primarily due to higher net interest margins and higher balances of interest-earning assets. Asset management and administration fees decreased primarily due to lower money market fund revenue as a result of transfers to bank sweep, client asset allocation choices, and our 2017 fee reductions. Expenses excluding interest increased by $182 million, or 15%, in 2018 from 2017 primarily due to higher compensation and benefits, technology project spend, and asset management and administration related expenses to support the Company’s expanding client base.

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

Our risk management process is comprised of risk identification and assessment, risk measurement, risk monitoring and reporting, and risk mitigation controls; we use periodic risk and control self-assessments, control testing programs, and internal audit reviews to evaluate the effectiveness of these internal controls. The activities and governance that comprise the risk management process are described below.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Chief Risk Officer regularly reports activities of the Global Risk Committee to the Risk Committee of the Board of Directors. The Board Risk Committee in turn assists the Board of Directors in fulfilling its oversight responsibilities with respect to our risk management program, including approving risk appetite statements and related key risk appetite metrics and reviewing reports relating to risk issues from functional areas of corporate risk management, legal, compliance, and internal audit.

Functional risk sub-committees focusing on specific areas of risk report to the Global Risk Committee. These sub-committees include the:

•
Operational Risk Oversight Committee – provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes sub-committees covering Information Security, Fraud, Third-Party Risk, Data, and Model Governance;

•
Compliance Risk Committee – provides oversight of compliance risk management programs and policies providing an aggregate view of compliance risk exposure and employee conduct, including subcommittees covering Fiduciary and Conflicts of Interest Risk and International Compliance Risk;

•	Financial Risk Oversight Committee – provides oversight of and approves credit, market, liquidity, and capital risk policies, limits, and exposures; and

•	New Products and Services Risk Oversight Committee – provides oversight of, and approves corporate policy and procedures relating to, the risk governance of new products and services.

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

Operational Risk

Operational risk arises due to potential inadequacies or failures related to people, internal processes, and systems, or from external events or relationships impacting the Company and/or any of its key business partners and third parties. While operational risk is inherent in all business activities, we rely on a system of internal controls and risk management practices designed to keep operational risk and operational losses within the Company’s risk appetite. We have specific policies and procedures to identify and manage operational risk, and use control testing programs, and internal audit reviews to evaluate the effectiveness of these internal controls. Where appropriate, we manage the impact of operational loss and litigation expense through the purchase of insurance. The insurance program is specifically designed to address our key operational risks and to maintain compliance with local laws and regulation.

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

Information Security risk is the risk of unauthorized access, use, disclosure, disruption, modification, recording or destruction of the firm’s information or systems. We have designed and implemented an information security program that knits together complementary tools, controls and technologies to protect systems, client accounts and data. We continuously

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

monitor the systems and work collaboratively with government agencies, law enforcement and other financial institutions to address potential threats. We use advanced monitoring systems to identify suspicious activity and deter unauthorized access by internal or external actors. We limit the number of employees who have access to clients’ personal information and internal authentication measures are enforced to protect against the potential for social engineering. All employees who handle sensitive information are trained in privacy and security. Schwab’s conduct and cybersecurity teams monitor activity looking for suspicious behavior. These capabilities allow us to identify and quickly act on any attempted intrusions.

Fraud risk arises from attempted or actual theft of financial assets or other property of any client or the Company. Schwab is committed to protecting the Company’s and its clients’ assets from fraud, and complying with all applicable laws and regulations to prevent, detect and report fraudulent activity. Schwab manages fraud risk through policies, procedures and controls. We also take affirmative steps to prevent and detect fraud and report, to appropriate authorities, any known or suspected acts of fraud in accordance with existing laws and requirements.

Schwab also faces operational risk when we employ the services of various third parties, including domestic and international outsourcing of certain technology, processing, servicing, and support functions. We manage the exposure to third party risk and promote a culture of resiliency through contractual provisions, control standards, ongoing monitoring of third party performance, and appropriate testing. We also maintain policies and procedures regarding the standard of care expected with all data, whether the data is internal company information, employee information, or non-public client information. We clearly define for employees, contractors, and third parties the expected standards of care for critical and confidential data. We also provide regular training on data security.

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

Incentive Compensation risk is the potential for adverse consequences resulting from compensation plans that do not balance the execution of our strategy with risk and financial rewards, potentially encouraging imprudent risk-taking by employees. We have implemented risk management processes, including a policy, to identify, evaluate, assess, and manage risks associated with incentive compensation plans and the activities of certain employees, defined as Covered Employees, who have the authority to expose the Company to material amounts of risk.

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

We manage compliance risk through policies, procedures and controls reasonably designed to achieve and/or monitor compliance with applicable legal and regulatory requirements. These procedures address issues such as conduct and ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, client privacy, and employment policies.

Conduct risk arises from inappropriate, unethical, or unlawful behavior of the Company, its employees or third parties acting on the Company’s behalf that may result in detriment to the Company’s clients, financial markets, the Company, and/or the Company’s employees. We manage this risk through a policy, procedures, a system of internal controls, including personnel monitoring and surveillance. Conduct-related matters are escalated through appropriate channels by the Corporate Responsibility Officer.

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

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. Our exposure to credit risk mainly results from investing activities in our liquidity and investment portfolios, mortgage lending, margin lending and client option and futures activities, pledged asset lending, securities lending activities, and our role as a counterparty in other financial contracts. To manage the risks of such losses, we have established policies and procedures, which include setting and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin, PAL, option, and futures requirements for certain securities and instruments.

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

At December 31, 2019, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

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

Securities and Instrument-Based Lending Portfolios

Collateral arrangements relating to margin loans, PALs, option and futures positions, securities lending agreements, and securities purchased under agreements to resell (resale agreements) include provisions that require additional collateral in the event of market fluctuations. Additionally, for margin loans, PALs, options and futures positions, and securities lending agreements, collateral arrangements require that the fair value of such collateral sufficiently exceeds the credit exposure in order to maintain a fully secured position.

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

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by Schwab as a result of fluctuations in interest rates, equity prices, or market conditions. Schwab is exposed to interest rate risk primarily from changes in market interest rates on our interest-earning assets relative to changes in the costs of funding sources that finance these assets.

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite.

Our measurement of interest rate risk involves assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenue or economic value of equity. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix. Financial instruments are also subject to the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument.

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

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all interest rate-sensitive assets and liabilities. Key assumptions include the projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue sensitivity analysis assumes the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheet and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning December 31, 2019 and 2018 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

December 31,	2019	2018
Increase of 100 basis points	4.8%	4.4%
Decrease of 100 basis points	(7.4)%	(4.9)%

The year-over-year change in net interest revenue sensitivities reflects lower interest rates across the yield curve, producing higher adverse sensitivity to lower rates as funding costs more rapidly reach rate floor assumptions.

In addition to measuring the effect of a gradual 100 basis point parallel increase or decrease in current interest rates, we regularly simulate the effects of larger parallel- and non-parallel shifts in interest rates on net interest revenue.

Economic Value of Equity Simulation

Management also uses economic value of equity (EVE) simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical behaviors as well as our expectations of the economic environment. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, non-maturity deposit behavior, and pricing assumptions.

Expected Phase-out of LIBOR

The Company has established a firm-wide team to address the likely discontinuation of LIBOR. As part of our efforts, we have inventoried our LIBOR exposures, the largest of which are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fall-back language is in the security’s prospectus in the event that LIBOR is unavailable or deemed unreliable. We are updating loan agreements to ensure new LIBOR-based loans adequately provide for an alternative to LIBOR. Furthermore, we plan to phase-out the use of LIBOR as a reference rate in our new lending products before December 2021. Consistent with our “Through Clients’ Eyes” strategy, our focus throughout the LIBOR transition process is to ensure clients are treated fairly and consistently as this major change is occurring in the financial markets. The market transition process has not yet progressed to a point at which the impact to the Company’s consolidated financial statements of LIBOR’s discontinuation can be estimated.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

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

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities.

Additional Funding Sources

In addition to internal sources of liquidity, Schwab has access to external funding. The need for short-term borrowings from external debt facilities arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, movements of cash to meet regulatory brokerage client cash segregation requirements and general corporate purposes. We maintain policies and procedures necessary to access funding and test discount window borrowing procedures on a periodic basis.

The following table describes external debt facilities available at December 31, 2019:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$34,207
Federal Reserve discount window (2)	Banking subsidiaries	—	8,536
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,642
Unsecured commercial paper (3)	CSC	—	750
Committed, unsecured credit facility with various external banks (4)	CSC	—	750
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
(4) Other than an overnight borrowing to test availability, this facility was unused during 2019.

Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the value of our First Mortgages, HELOCs, and the fair value of certain of our investment securities that are pledged as collateral. These credit facilities are also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans.

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain investment securities that are pledged as collateral.

CSC has a commercial paper program of which proceeds are used for general corporate purposes. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. CSC’s ratings for these short-term borrowings were P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch at December 31, 2019 and 2018, and CSC had no Commercial Paper Notes outstanding at December 31, 2019 or 2018.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The financial covenants for the $750 million committed credit facility require CS&Co to maintain a minimum net capital ratio, all bank subsidiaries to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At December 31, 2019, the minimum level of stockholders’ equity required under this facility was $16.0 billion (CSC’s stockholders’ equity, excluding AOCI, at December 31, 2019 was $21.7 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, CS&Co has unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation aggregating $20 million at December 31, 2019. There were no funds drawn under any of these LOCs during 2019 or 2018. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. The collateral requirements were satisfied by providing cash as collateral.

CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Liquidity Coverage Ratio

As Schwab’s consolidated balance sheet assets were above $250 billion at December 31, 2018, Schwab became subject to the non-modified LCR rule on April 1, 2019. The Company was in compliance with the LCR rule at December 31, 2019. See Business – Regulation in Part I, Item 1 for information on recently issued rules that impact Schwab’s LCR requirements.

The table below presents information about our average LCR:

Average for the
Three Months Ended December 31, 2019
Total eligible HQLA	$54,494
Net cash outflows	$48,135
LCR	113%

Borrowings

The Company had no short-term borrowings outstanding as of December 31, 2019 or 2018. Long-term debt outstanding was $7.4 billion and $6.9 billion at December 31, 2019 and 2018, respectively.

The following are details of the Senior Notes:

December 31, 2019	Par Outstanding	Maturity	Weighted-Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$7,481	2020 - 2029	3.34%	A2	A	A

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

New Debt Issuances

All debt issuances in 2019, 2018, and 2017 were senior unsecured obligations. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
March 2, 2017	$650	3/2/2027	3.200%	Semi-annually
December 7, 2017	$700	1/25/2028	3.200%	Semi-annually
December 7, 2017	$800	1/25/2023	2.650%	Semi-annually
May 22, 2018	$600	5/21/2021	Three-month LIBOR + 0.32%	Quarterly
May 22, 2018	$600	5/21/2021	3.250%	Semi-annually
May 22, 2018	$750	5/21/2025	3.850%	Semi-annually
October 31, 2018	$500	2/1/2024	3.550%	Semi-annually
October 31, 2018	$600	2/1/2029	4.000%	Semi-annually
May 22, 2019	$600	5/22/2029	3.250%	Semi-annually

Equity Issuances and Redemptions

CSC did not issue any equity through external offerings during 2019 or 2018. CSC’s preferred stock issued and net proceeds for 2017 are as follows:

	Date Issued and Sold	Net Proceeds
Series F	October 31, 2017	$492

On December 1, 2017, CSC redeemed all of the 485,000 outstanding shares of its 6.00% Non-Cumulative Perpetual Preferred Stock, Series B (Series B Preferred Stock), and the corresponding 19,400,000 depositary shares, each representing a 1/40th interest in a share of the Series B Preferred Stock.

For further discussion of CSC’s long-term debt and information on the equity offerings, see Item 8 – Note 12 and Note 17.

Acquisition of USAA-IMCO

We expect to utilize cash generated from operations to fund the $1.8 billion purchase of assets from USAA-IMCO. The transaction is expected to close in mid-2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

Off-Balance Sheet Arrangements

Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 8 – Note 6, Note 10, Note 12, Note 14, and Note 15.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2019 are shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheets that are generally short-term in nature or without contractual payment terms (e.g., bank deposits, payables to brokerage clients, and deferred compensation). The below table also excludes the planned all-stock acquisition of TD Ameritrade and any expenses related to the acquisition.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$3,033	$3,495	$4,549	$1,501	$12,578
Long-term debt (2)	947	1,842	1,615	4,389	8,793
Purchase obligations (3)	2,061	225	46	44	2,376
Leases (4)	141	236	173	268	818
Total	$6,182	$5,798	$6,383	$6,202	$24,565
(1) Represents CSB’s commitments to extend credit to banking clients, purchase mortgage loans, and commitments to fund CRA investments.
(2) Includes estimated future interest payments through 2029 for Senior Notes. Amounts exclude unamortized discounts and premiums.
(3) Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. Also includes $1.8 billion for the planned acquisition of USAA-IMCO assets; other costs related to the USAA-IMCO acquisition are excluded. (See Item 8 – Note 14).
(4) Represents operating lease payments including legally-binding minimum lease payments for leases signed but not yet commenced.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

For additional information, see Business – Regulation in Part I, Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for our banking subsidiaries and to provide financial assistance if our banking subsidiaries experience financial distress. Schwab is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%; however, management seeks to maintain a ratio of at least 6%. Due to the relatively low risk of our balance sheet assets and risk-based capital ratios at CSC and CSB that are well in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain a ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2019, CSB is considered well capitalized.

The following table details the capital ratios for CSC consolidated and CSB:

December 31,	2019 (1)		2018
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$21,745	$14,832	$20,670	$15,615
Less:
Preferred Stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$18,952	$14,832	$17,877	$15,615
Less:
Goodwill, net of associated deferred tax liabilities	$1,184	$13	$1,188	$13
Other intangible assets, net of associated deferred tax liabilities	104	—	125	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	4	—	3	1
AOCI adjustment (1)	—	—	(252)	(231)
Common Equity Tier 1 Capital	$17,660	$14,819	$16,813	$15,832
Tier 1 Capital	$20,453	$14,819	$19,606	$15,832
Total Capital	20,472	14,837	19,628	15,853
Risk-Weighted Assets	90,512	71,521	95,441	80,513
Total Leverage Exposure (1)	286,813	216,582	N/A	N/A
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.5%	20.7%	17.6%	19.7%
Tier 1 Capital/Risk-Weighted Assets	22.6%	20.7%	20.5%	19.7%
Total Capital/Risk-Weighted Assets	22.6%	20.7%	20.6%	19.7%
Tier 1 Leverage Ratio	7.3%	7.1%	7.1%	7.2%
Supplementary Leverage Ratio (1)	7.1%	6.8%	N/A	N/A
(1) Beginning in 2019, CSC and CSB were required to include all components of AOCI in regulatory capital and report our supplementary leverage ratio, which is calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes all on-balance sheet assets and certain off-balance sheet exposures, including unused commitments. Prior to 2019, CSC and CSB elected to opt-out of the requirement to include most components of AOCI in Common Equity Tier 1 Capital; the amounts and ratios for December 31, 2018 are presented on this basis. In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election effective as of January 1, 2020. See Business – Regulation in Part I, Item 1 for additional information on recently issued rules that impact Schwab’s regulatory capital requirements.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit CS&Co from paying cash dividends, making unsecured advances and loans to the parent company and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2019, CS&Co was in compliance with its net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Note 21 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

Dividends

Since the initial dividend in 1989, CSC has paid 123 consecutive quarterly dividends and has increased the quarterly dividend rate 24 times, resulting in a 21% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common stock cash dividend at approximately 20% to 30% of net income.

The Board of Directors of the Company declared quarterly cash dividend increases per common share during 2018 and 2019 as shown below:

Date of Declaration	Quarterly Cash Increase Per Common Share	% Increase	New Quarterly Dividend Per Common Share
January 25, 2018	$0.02	25%	$0.10
July 25, 2018	0.03	30%	0.13
January 30, 2019	0.04	31%	0.17

In addition, on January 30, 2020, the Board of Directors of the Company declared a one cent, or 6%, increase in the quarterly cash dividend to $0.18 per common share.

The following table details the CSC cash dividends paid and per share amounts:

Year Ended December 31,	2019		2018
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$898	$0.68	$623	$0.46
Series A Preferred Stock (1)	28	70.00	28	70.00
Series C Preferred Stock (2)	36	60.00	36	60.00
Series D Preferred Stock (2)	45	59.52	45	59.52
Series E Preferred Stock (3)	28	4,625.00	28	4,625.00
Series F Preferred Stock (4)	25	5,000.00	27	5,430.56
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. During 2019, CSC repurchased 55 million shares of its common stock for $2.2 billion, leaving $1.8 billion remaining on our existing authorization as of December 31, 2019.

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

FOREIGN EXPOSURE

At December 31, 2019, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At December 31, 2019, the fair value of these holdings totaled $6.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $3.1 billion, the Netherlands at $845 million, and Sweden at $684 million.

In addition to the direct holdings in foreign companies and securities issued by foreign government agencies, Schwab had outstanding margin loans to foreign residents of $437 million at December 31, 2019.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Schwab uses the market approach to determine the fair value of certain financial assets and liabilities recorded at fair value, and to determine fair value disclosures. See Item 8 – Notes 2 and 16 for more information on our assets and liabilities recorded at fair value.

When available, Schwab uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, we use the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, prices are obtained from independent third-party pricing services to measure the fair value of investment assets. We generally obtain prices from three independent pricing sources for assets recorded at fair value. Our primary third-party pricing service provides prices for our fixed income investments such as commercial paper; certificates of deposits; U.S. government and agency securities; state and municipal securities; corporate debt securities; asset-backed securities; foreign government agency securities; and non-agency commercial mortgage-backed securities. Such prices are based on observable trades, broker/dealer quotes, and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in material differences in the amounts recorded. At December 31, 2019 and 2018, we did not adjust prices received from the primary independent third-party pricing service.

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

THE CHARLES SCHWAB CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Part II, Item 7.
໿

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2019	2018	2017
Net Revenues
Interest revenue	$7,580	$6,680	$4,624
Interest expense	(1,064)	(857)	(342)
Net interest revenue	6,516	5,823	4,282
Asset management and administration fees	3,211	3,229	3,392
Trading revenue	617	763	654
Other	377	317	290
Total net revenues	10,721	10,132	8,618
Expenses Excluding Interest
Compensation and benefits	3,320	3,057	2,737
Professional services	702	654	580
Occupancy and equipment	559	496	436
Advertising and market development	307	313	268
Communications	253	242	231
Depreciation and amortization	349	306	269
Regulatory fees and assessments	122	189	179
Other	261	313	268
Total expenses excluding interest	5,873	5,570	4,968
Income before taxes on income	4,848	4,562	3,650
Taxes on income	1,144	1,055	1,296
Net Income	3,704	3,507	2,354
Preferred stock dividends and other (1)	178	178	174
Net Income Available to Common Stockholders	$3,526	$3,329	$2,180
Weighted-Average Common Shares Outstanding:
Basic	1,311	1,348	1,339
Diluted (2)	1,320	1,361	1,353
Earnings Per Common Shares Outstanding:
Basic	$2.69	$2.47	$1.63
Diluted (2)	$2.67	$2.45	$1.61

(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 21 million, 18 million, and 15 million shares in 2019, 2018, and 2017, respectively.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2019	2018	2017
Net income	$3,704	$3,507	$2,354
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	430	(123)	13
Reclassification of net unrealized loss transferred to held to maturity	—	—	227
Other reclassifications included in other revenue	(6)	—	(12)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	(227)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	36	35	31
Other	(14)	(1)	(11)
Other comprehensive income (loss), before tax	446	(89)	21
Income tax effect	(106)	22	(10)
Other comprehensive income (loss), net of tax	340	(67)	11
Comprehensive Income	$4,044	$3,440	$2,365

See Notes to Consolidated Financial Statements.
໿

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2019	2018
Assets
Cash and cash equivalents	$29,345	$27,938
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $9,028 and $7,195 at December 31, 2019 and 2018, respectively)	20,483	13,563
Receivables from brokerage clients — net	21,767	21,651
Available for sale securities	61,422	66,578
Held to maturity securities	134,706	144,009
Bank loans — net	18,212	16,609
Equipment, office facilities, and property — net	2,128	1,769
Goodwill	1,227	1,227
Other assets	4,715	3,138
Total assets	$294,005	$296,482
Liabilities and Stockholders’ Equity
Bank deposits	$220,094	$231,423
Payables to brokerage clients	39,220	32,726
Accrued expenses and other liabilities	5,516	4,785
Long-term debt	7,430	6,878
Total liabilities	272,260	275,812
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,656	4,499
Retained earnings	19,960	17,329
Treasury stock, at cost — 201,818,100 and 155,116,695 shares at December 31, 2019 and 2018, respectively	(5,767)	(3,714)
Accumulated other comprehensive income (loss)	88	(252)
Total stockholders’ equity	21,745	20,670
Total liabilities and stockholders’ equity	$294,005	$296,482

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock			Retained Earnings	Treasury Stock, at cost
		Shares	Amount					Total
Balance at December 31, 2016	$2,783	1,488	$15	$4,267	$12,649	$(3,130)	$(163)	$16,421
Net income	—	—	—	—	2,354	—	—	2,354
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11	11
Issuance of preferred stock, net	492	—	—	—	—	—	—	492
Redemption of preferred stock	(482)				(3)			(485)
Dividends declared on preferred stock	—	—	—	—	(161)	—	—	(161)
Dividends declared on common stock — $.32 per share	—	—	—	—	(431)	—	—	(431)
Stock option exercises and other	—	—	—	(88)	—	259	—	171
Share-based compensation	—	—	—	144	—	—	—	144
Other	—	—	—	30	—	(21)	—	9
Balance at December 31, 2017	2,793	1,488	15	4,353	14,408	(2,892)	(152)	18,525
Adoption of accounting standards	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	3,507	—	—	3,507
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(67)	(67)
Dividends declared on preferred stock	—	—	—	—	(164)	—	—	(164)
Dividends declared on common stock — $.46 per share	—	—	—	—	(624)	—	—	(624)
Repurchase of common stock	—	—	—	—	—	(1,000)	—	(1,000)
Stock option exercises and other	—	—	—	(84)	—	209	—	125
Share-based compensation	—	—	—	188	—	—	—	188
Other	—	—	—	42	2	(31)	—	13
Balance at December 31, 2018	2,793	1,488	15	4,499	17,329	(3,714)	(252)	20,670
Net income	—	—	—	—	3,704	—	—	3,704
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	340	340
Dividends declared on preferred stock	—	—	—	—	(161)	—	—	(161)
Dividends declared on common stock — $.68 per share	—	—	—	—	(899)	—	—	(899)
Repurchase of common stock	—	—	—	—	—	(2,220)	—	(2,220)
Stock option exercises and other	—	—	—	(56)	—	174	—	118
Share-based compensation	—	—	—	171	—	—	—	171
Other	—	—	—	42	(13)	(7)	—	22
Balance at December 31, 2019	$2,793	1,488	$15	$4,656	$19,960	$(5,767)	$88	$21,745

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2019	2018	2017
Cash Flows from Operating Activities
Net income	$3,704	$3,507	$2,354
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	183	197	153
Depreciation and amortization	349	306	269
Provision (benefit) for deferred income taxes	2	49	58
Premium amortization, net, on available for sale and held to maturity securities	446	350	342
Other	199	137	51
Net change in:
Investments segregated and on deposit for regulatory purposes	(977)	6,922	4,933
Receivables from brokerage clients	(125)	(1,100)	(3,428)
Other assets	(709)	(8)	(193)
Payables to brokerage clients	6,494	1,483	(4,651)
Accrued expenses and other liabilities	(241)	613	(727)
Net cash provided by (used for) operating activities	9,325	12,456	(839)
Cash Flows from Investing Activities
Purchases of available for sale securities	(31,815)	(32,801)	(15,033)
Proceeds from sales of available for sale securities	24,495	115	8,617
Principal payments on available for sale securities	21,616	16,016	9,095
Purchases of held to maturity securities	(19,441)	(40,873)	(32,925)
Principal payments on held to maturity securities	19,606	17,410	11,627
Net change in bank loans	(1,730)	(129)	(1,071)
Purchases of equipment, office facilities, and property	(708)	(570)	(400)
Purchases of Federal Home Loan Bank stock	(27)	(156)	(430)
Proceeds from sales of Federal Home Loan Bank stock	24	529	106
Other investing activities	(56)	(96)	(59)
Net cash provided by (used for) investing activities	11,964	(40,555)	(20,473)
Cash Flows from Financing Activities
Net change in bank deposits (1)	(11,329)	61,767	6,186
Net change in short-term borrowings	—	(15,000)	15,000
Issuance of long-term debt	593	3,024	2,129
Repayment of long-term debt	—	(909)	(257)
Repurchases of common stock	(2,220)	(1,000)	—
Net proceeds from preferred stock offerings	—	—	492
Redemption of preferred stock	—	—	(485)
Dividends paid	(1,060)	(787)	(592)
Proceeds from stock options exercised	118	125	171
Other financing activities	(41)	(54)	(45)
Net cash provided by (used for) financing activities	(13,939)	47,166	22,599
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	7,350	19,067	1,287
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	38,227	19,160	17,873
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$45,577	$38,227	$19,160

Continued on following page.

THE CHARLES SCHWAB CORPORATION

Continued from previous page.

Year Ended December 31,	2019	2018	2017
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$8,771	$—	$—
Securities transferred from available for sale to held to maturity, at fair value	$—	$—	$24,696
Securities purchased during the period but settled after period end	$—	$—	$29
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$52	$—	$—
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$1,075	$798	$327
Income taxes	$1,199	$927	$1,212
Amounts included in the measurement of lease liabilities (2)	$133	N/A	N/A
Leased assets obtained in exchange for new operating lease liabilities (2)	$97	N/A	N/A

December 31,	2019	2018	2017
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (3)
Cash and cash equivalents	$29,345	$27,938	$14,217
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	16,232	10,289	4,943
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$45,577	$38,227	$19,160

(1) Includes transfers from other sweep features to bank sweep of $10.3 billion, $71.9 billion and $4.9 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) These amounts are presented beginning in 2019 as part of the adoption of ASU 2016-02. See Notes 2 and 13 for additional information related to this adoption.
(3) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 21.
N/A Not applicable.

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

Principal business subsidiaries of CSC include the following:

•
Charles Schwab & Co., Inc. (CS&Co) is a securities broker-dealer with over 360 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. In addition, Schwab serves clients through branch offices in the United Kingdom (U.K.) and Hong Kong through other subsidiaries of CSC;

•	Charles Schwab Bank (CSB), our principal banking entity; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. Amounts presented in the consolidated balance sheets in prior periods in the line items Receivables from brokers, dealers, and clearing organizations and Other securities owned are now presented as part of Other assets. Amounts presented in prior periods as Payables to brokers, dealers, and clearing organizations are now presented as part of Accrued expenses and other liabilities on the consolidated balance sheets. Corresponding presentation changes have been made to the consolidated statements of cash flows and related notes.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

2.	Summary of Significant Accounting Policies

Revenue recognition

Net interest revenue
Net interest revenue is not within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606), because it is generated from financial instruments covered by various other areas of GAAP. Net interest revenue is the difference between interest generated on interest earning assets and interest paid on funding sources. Our primary interest earning assets include cash and cash equivalents; segregated cash and investments; margin loans; investment securities; and bank loans. Fees earned and incurred on securities borrowing and lending activities, which are conducted by CS&Co on assets held in client brokerage accounts, are also included in interest revenue and expense.

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

Trading revenue

Substantially all trading revenue is generated through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs. This revenue is earned when the trades are executed and collected when the trades are settled. Effective October 7, 2019, CS&Co eliminated online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options.

Other revenue

Other revenue includes order flow revenue, other service fees, software fees from our portfolio management solutions, exchange processing fees, and nonrecurring gains. Generally, the most significant portion of other revenue is order flow revenue, which is comprised of rebate payments received from execution venues to which CS&Co sends equity and option orders. Order flow revenue is recognized when the trades are executed and is collected on a monthly or quarterly basis.

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

Cash and investments segregated and on deposit for regulatory purposes

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab maintains cash or qualified securities in segregated reserve accounts for the exclusive benefit of clients. Cash and investments segregated and on deposit for regulatory purposes include resale agreements, which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains collateral with a market value equal to or in excess of the principal amount

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities. Certificates of deposit and U.S. Government securities are recorded at fair value.

Receivables from brokerage clients

Receivables from brokerage clients include margin loans to securities brokerage clients and other trading receivables from clients. Margin loans are collateralized by client securities and are carried at the amount receivable, net of an allowance for doubtful accounts. The Company monitors margin levels and requires clients to deposit additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved for in the allowance for doubtful accounts, except in the case of confirmed fraud, which is reserved immediately. The Company’s policy is to charge off any delinquent margin loans no later than at 90 days past due. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in accordance with federal regulations. The collateral is not reflected in the consolidated financial statements. The allowance for doubtful accounts for brokerage clients and related activity was immaterial for all periods presented.

Other securities owned at fair value

Other securities owned are included in other assets on the consolidated balance sheets and recorded at fair value based on quoted market prices or other observable market data. Unrealized gains and losses are included in earnings.

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

Management evaluates whether investment securities are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security before any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between amortized cost and fair value.

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

Securities borrowed and securities loaned

Securities borrowed transactions require Schwab to deliver cash to the lender in exchange for securities; the receivables from these transactions are included in other assets on the consolidated balance sheets. For securities loaned, Schwab receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned; the payables from these transactions are included in accrued expenses and other liabilities on the consolidated balance sheets. The market value of securities borrowed and loaned are monitored, with additional collateral obtained or refunded to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense.

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

Schwab records an allowance for loan losses through a charge to earnings based on our estimate of probable incurred losses in the existing portfolio. We review the allowance for loan losses quarterly, taking into consideration current economic conditions, the composition of the existing loan portfolio, past loss experience, and risks inherent in the portfolio to ensure that the allowance for loan losses is maintained at an appropriate level.

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

The methodology to establish an allowance for loan losses for First Mortgages and HELOCs utilizes statistical models that estimate prepayments, defaults, and probable losses for the loan segments based on predicted behavior of individual loans within the segments. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, LTV ratios, past loss experience, estimates of future loss severities, borrower credit risk, and the adequacy of collateral. The methodology also evaluates concentrations in the loan types, including loan products within those types, year of origination, and geographical distribution of collateral.

Probable losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio (Estimated Current LTV) of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience adjusted for current trends and market information. Loss severity estimates are based on our historical loss experience and market trends. The estimated loss severity (i.e., loss given default) used in the allowance for loan loss methodology for HELOC loans is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. This methodology results in loss factors that are applied to the outstanding balances to determine the allowance for loan loss for each loan type.

Schwab considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be troubled debt restructurings (TDRs).

Nonaccrual, Nonperforming and Impaired loans

First Mortgages, HELOCs, PALs, and other loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain, including loans to borrowers who have filed for bankruptcy. HELOC loans secured by a second lien are placed on non-accrual status if the associated first lien is 90 days or more delinquent, regardless of the payment status of the HELOC. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. Generally, a nonaccrual loan may be returned to accrual status when all delinquent interest and principal is repaid and the borrower demonstrates a sustained period of performance, or when the loan is both well-secured and in the process of

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

collection and collectability is no longer doubtful. Loans on nonaccrual status and other real estate owned are considered nonperforming assets. Nonaccrual loans, other real estate owned, and TDRs are considered impaired assets.

Loan Charge-Offs

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for loan losses and the loan balance. Our charge-off policy for First Mortgage and HELOC loans is to assess the value of the property when the loan has been delinquent for 180 days or has been discharged in bankruptcy proceedings, regardless of whether the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. The Company’s policy for PALs is to charge off any delinquent loans no later than at 90 days past due.

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

Equipment and office facilities	3 to 10 years
Buildings	40 years
Building and land improvements	20 years
Software	3 to 10 years (1)
Leasehold improvements	Lesser of useful life or lease term
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Intangible assets

Finite-lived intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. All intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets other than goodwill are included in other assets on the consolidated balance sheets.

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

Leases

The Company has operating leases for corporate offices, branch locations, and server equipment and determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease liability may include payments that depend on a rate or index (such as the Consumer Price Index), measured using the rate or index at the commencement date. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable. These payments are not recognized as part of the lease liability and are expensed in the period incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We have lease agreements with lease and non-lease components. For the majority of our leases (real estate leases), the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. We have not elected the practical expedient for equipment leases and account for lease and non-lease components separately for those classes of leases.
As the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include periods covered by options to extend when it is reasonably certain that we will exercise those options. The lease terms may also include periods covered by options to terminate when it is reasonably certain that we will not exercise that option.
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

Income taxes

Schwab provides for income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. Uncertain tax positions are evaluated to determine whether they are more likely than not to be sustained upon examination. When tax positions are more likely than not to be sustained upon examination the difference between positions taken on tax return filings and estimated potential tax settlement outcomes are recognized in accrued expenses and other liabilities. If a position is not more likely than not to be sustained, then none of the tax benefit is recognized in Schwab’s financial statements. Accrued interest and penalties relating to unrecognized tax benefits is recorded in taxes on income. Schwab records amounts within AOCI net of taxes. Income tax effects are released from AOCI using the specific-identification approach.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include: certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, AFS securities, and certain other assets. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. We generally obtain prices from three independent third-party pricing sources for assets recorded at fair value.

Our primary independent pricing service provides prices for our fixed income investments such as commercial paper; certificates of deposits; U.S. government and agency securities; state and municipal securities; corporate debt securities; asset-backed securities; foreign government agency securities; and non-agency commercial mortgage-backed securities. Such prices are based on observable trades, broker/dealer quotes, and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in material differences in the amounts recorded.

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
Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”
Amends the accounting for leases by lessees and lessors. The primary change from the new guidance is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Additional changes include accounting for lease origination and executory costs, required lessee reassessments during the lease term due to changes in circumstances, and expanded lease disclosures.

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
January 1, 2019
The Company adopted the new lease accounting guidance as of January 1, 2019 under the optional transition method provided electing not to recast its comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption resulted in a gross up of the consolidated balance sheet due to recognition of ROU assets and lease liabilities primarily related to the CS&Co leases of office space and branches. The amounts were based on the present value of our remaining operating lease payments. The Company’s ROU assets and related lease liabilities upon adoption were $596 million and $662 million, respectively. Further details on the impact of adoption are included below in this Note as well as in Note 13.

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

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”
This ASU amends hedge accounting guidance to better align hedge accounting with risk management activities, while reducing the complexity of applying and reporting on hedge accounting. In addition, for a closed pool of prepayable financial assets, entities will be able to hedge an amount that is not expected to be affected by prepayments, defaults and other events under the “last-of-layer” method. The guidance also permits a one-time reclassification of debt securities eligible to be hedged under the “last-of-layer” method from HTM to AFS upon adoption.
January 1, 2019
The Company adopted this guidance on January 1, 2019. As part of its adoption, the Company made a one-time election to reclassify a portion of its HTM securities eligible to be hedged under the “last-of-layer” method to AFS. As of January 1, 2019, the securities reclassified had a fair value of $8.8 billion and resulted in a net of tax increase to AOCI of $19 million. The adoption of this standard had no other impact on the Company’s financial statements.

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

Adoption requires modified retrospective transition through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the entity applies the new guidance except that a prospective transition is required for AFS debt securities for which an OTTI has been recognized prior to the effective date.
January 1, 2020
The Company adopted CECL as of January 1, 2020 using the modified retrospective method. The adoption of CECL resulted in an immaterial increase in the Company’s allowance for credit losses and an increase in the liability for expected credit losses on commitments to extend credit, both primarily related to First Mortgages and HELOCs. The adoption impact was recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

The Company’s implementation work is now substantially complete.

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
January 1, 2020
The Company adopted this guidance prospectively on January 1, 2020. As such, adoption had no impact on the Company’s financial statements. Historically, Schwab has expensed implementation costs as they are incurred for CCAs that are service contracts. Therefore, adopting this guidance will change the Company’s accounting treatment for these types of implementation costs going forward. This guidance is not anticipated to have a material impact on future financial statements, including EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of ASU 2016-02, Leases (Topic 842) were as follows:

	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Assets
Other assets (1)	$3,138	$588	$3,726
Liabilities
Accrued expenses and other liabilities (2)	$4,785	$588	$5,373
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

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2019	2018	2017
Net interest revenue
Interest revenue	$7,580	$6,680	$4,624
Interest expense	(1,064)	(857)	(342)
Net interest revenue	6,516	5,823	4,282
Asset management and administration fees
Mutual funds, ETFs, and CTFs (1)	1,747	1,837	2,088
Advice solutions	1,198	1,139	1,043
Other (1)	266	253	261
Asset management and administration fees	3,211	3,229	3,392
Trading revenue
Commissions	549	685	600
Principal transactions	68	78	54
Trading revenue	617	763	654
Other	377	317	290
Total net revenues	$10,721	$10,132	$8,618

(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.
For a summary of revenue provided by our reportable segments, see Note 22. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Contract balances
Receivables from contracts with customers within the scope of ASC 606 were $356 million at December 31, 2019 and $307 million at December 31, 2018 and were recorded in other assets on the consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of December 31, 2019 and 2018.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.	Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2019	2018
Receivables
Margin loans, net of allowance for doubtful accounts	$19,474	$19,273
Other brokerage receivables	2,293	2,378
Receivables from brokerage clients — net	$21,767	$21,651
Payables
Interest-bearing payables	$29,009	$21,990
Non-interest-bearing payables	10,211	10,736
Payables to brokerage clients	$39,220	$32,726

At December 31, 2019 and 2018, approximately 22% of CS&Co’s total client accounts were located in California.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.    Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities are as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$45,964	$312	$121	$46,155
Corporate debt securities (1)	5,427	57	—	5,484
Asset-backed securities (2)	4,970	30	13	4,987
U.S. Treasury securities	3,387	3	6	3,384
Certificates of deposit	1,000	4	—	1,004
Commercial paper (1,3)	394	1	—	395
Non-agency commercial mortgage-backed securities	13	—	—	13
Total available for sale securities	$61,155	$407	$140	$61,422
Held to maturity securities
U.S. agency mortgage-backed securities	$109,325	$1,521	$280	$110,566
Asset-backed securities (2)	17,806	50	85	17,771
Corporate debt securities (1)	4,661	57	—	4,718
U.S. state and municipal securities	1,301	103	—	1,404
Non-agency commercial mortgage-backed securities	1,119	22	—	1,141
U.S. Treasury securities	223	5	—	228
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	—	50
Other	21	—	—	21
Total held to maturity securities	$134,706	$1,758	$365	$136,099

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$25,594	$44	$82	$25,556
U.S. Treasury securities	18,410	—	108	18,302
Asset-backed securities (2)	10,086	14	15	10,085
Corporate debt securities (1)	7,477	10	20	7,467
Certificates of deposit	3,682	4	1	3,685
U.S. agency notes	900	—	2	898
Commercial paper (1,3)	522	—	—	522
Foreign government agency securities	50	—	1	49
Non-agency commercial mortgage-backed securities	14	—	—	14
Total available for sale securities	$66,735	$72	$229	$66,578
Held to maturity securities
U.S. agency mortgage-backed securities	$118,064	$217	$2,188	$116,093
Asset-backed securities (2)	18,502	83	39	18,546
Corporate debt securities (1)	4,477	2	47	4,432
U.S. state and municipal securities	1,327	24	3	1,348
Non-agency commercial mortgage-backed securities	1,156	3	17	1,142
U.S. Treasury securities	223	—	6	217
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	1	49
Other	10	—	—	10
Total held to maturity securities	$144,009	$330	$2,301	$142,038
(1) As of December 31, 2019 and 2018, approximately 32% and 26%, respectively, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry.
(2) Approximately 43% and 36% of asset-backed securities held as of December 31, 2019 and 2018, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 42% of the asset-backed securities held as of both December 31, 2019 and 2018.
(3) Included in cash and cash equivalents on the consolidated balance sheets, but excluded from this table is $2.5 billion and $4.9 billion of AFS commercial paper as of December 31, 2019 and 2018, respectively. These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

On January 1, 2019 the Company transferred certain U.S. agency mortgage-backed securities with a fair value of $8.8 billion from the HTM category to the AFS category as permitted by ASU 2017-12. For additional information see Notes 2 and 18.

At December 31, 2019, our banking subsidiaries had pledged securities with a fair value of $25.9 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 12). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $8.5 billion as collateral for this facility at December 31, 2019. CSB also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $913 million at December 31, 2019.

See Note 25 for discussion of the transfer of all investment securities designated as HTM to the AFS category made on January 1, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$16,023	$94	$6,592	$27	$22,615	$121
Asset-backed securities	960	6	298	7	1,258	13
U.S. Treasury securities	510	—	1,243	6	1,753	6
Total	$17,493	$100	$8,133	$40	$25,626	$140
Held to maturity securities
U.S. agency mortgage-backed securities	$16,183	$100	$18,910	$180	$35,093	$280
Asset-backed securities	7,507	63	2,898	22	10,405	85
Total	$23,690	$163	$21,808	$202	$45,498	$365
Total securities with unrealized losses	$41,183	$263	$29,941	$242	$71,124	$505

December 31, 2018
Available for sale securities
U.S. agency mortgage-backed securities	$9,529	$32	$4,257	$50	$13,786	$82
U.S. Treasury securities	4,951	6	7,037	102	11,988	108
Asset-backed securities	4,050	9	837	6	4,887	15
Corporate debt securities	3,561	19	254	1	3,815	20
Certificates of deposit	1,217	1	150	—	1,367	1
U.S. agency notes	195	—	304	2	499	2
Foreign government agency securities	—	—	49	1	49	1
Total	$23,503	$67	$12,888	$162	$36,391	$229
Held to maturity securities
U.S. agency mortgage-backed securities	$29,263	$222	$56,435	$1,966	$85,698	$2,188
Asset-backed securities	6,795	35	376	4	7,171	39
Corporate debt securities	2,909	29	1,066	18	3,975	47
U.S. state and municipal securities	77	2	18	1	95	3
Non-agency commercial mortgage-backed securities	283	2	632	15	915	17
U.S. Treasury securities	—	—	218	6	218	6
Foreign government agency securities	—	—	49	1	49	1
Total	$39,327	$290	$58,794	$2,011	$98,121	$2,301
Total securities with unrealized losses	$62,830	$357	$71,682	$2,173	$134,512	$2,530

At December 31, 2019, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

Management evaluates whether investment securities are OTTI on a quarterly basis as described in Note 2. No amounts were recognized as OTTI in earnings or other comprehensive income during the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019 and 2018, Schwab did not hold any securities on which OTTI was previously recognized.

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

The maturities of AFS and HTM securities are as follows:

December 31, 2019	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$30	$1,896	$12,509	$31,720	$46,155
Corporate debt securities	1,181	4,132	171	—	5,484
Asset-backed securities	65	4,093	367	462	4,987
U.S. Treasury securities	1,915	1,469	—	—	3,384
Certificates of deposit	703	301	—	—	1,004
Commercial paper	395	—	—	—	395
Non-agency commercial mortgage-backed securities	—	—	—	13	13
Total fair value	4,289	11,891	13,047	32,195	61,422
Total amortized cost	$4,279	$11,823	$13,046	$32,007	$61,155
Weighted-average yield (1)	2.42%	2.44%	2.13%	2.40%	2.35%
Held to maturity securities
U.S. agency mortgage-backed securities	$966	$15,162	$32,971	$61,467	$110,566
Asset-backed securities	—	3,025	6,473	8,273	17,771
Corporate debt securities	1,279	2,713	726	—	4,718
U.S. state and municipal securities	—	98	556	750	1,404
Non-agency commercial mortgage-backed securities	—	—	—	1,141	1,141
U.S. Treasury securities	—	—	228	—	228
Certificates of deposit	200	—	—	—	200
Foreign government agency securities	—	50	—	—	50
Other	—	—	—	21	21
Total fair value	2,445	21,048	40,954	71,652	136,099
Total amortized cost	$2,442	$20,775	$40,182	$71,307	$134,706
Weighted-average yield (1)	2.51%	2.54%	2.64%	2.42%	2.51%

(1) The weighted-average yield is computed using the amortized cost at December 31, 2019.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

Year Ended December 31,	2019	2018	2017
Proceeds	$24,495	$115	$8,617
Gross realized gains	16	—	12
Gross realized losses	10	—	—

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.	Bank Loans and Related Allowance for Loan Losses

The composition of bank loans and delinquency analysis by loan type is as follows:

December 31, 2019	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for loan losses	Total bank loans – net
First Mortgages (1,2)	$11,665	$24	$4	$11	$39	$11,704	$11	$11,693
HELOCs (1,2)	1,105	2	1	9	12	1,117	4	1,113
Pledged asset lines	5,202	4	—	—	4	5,206	—	5,206
Other	201	—	—	2	2	203	3	200
Total bank loans	$18,173	$30	$5	$22	$57	$18,230	$18	$18,212

December 31, 2018
First Mortgages (1,2)	$10,349	$21	$2	$12	$35	$10,384	$14	$10,370
HELOCs (1,2)	1,493	3	1	8	12	1,505	5	1,500
Pledged asset lines	4,558	3	—	—	3	4,561	—	4,561
Other	180	—	—	—	—	180	2	178
Total bank loans	$16,580	$27	$3	$20	$50	$16,630	$21	$16,609

(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $74 million and $73 million at December 31, 2019 and 2018, respectively.
(2) At December 31, 2019 and 2018, 45% and 47%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2019 or 2018.

At December 31, 2019, CSB had pledged $10.5 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 12).

Substantially all of the bank loans were collectively evaluated for impairment at both December 31, 2019 and 2018.

Changes in the allowance for loan losses were as follows:

	December 31, 2019				December 31, 2018				December 31, 2017
	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of year	$14	$5	$2	$21	$16	$8	$2	$26	$17	$8	1	$26
Charge-offs	—	—	—	—	—	—	(1)	(1)	(2)	(1)	—	(3)
Recoveries	1	1	—	2	1	1	—	2	1	1	1	3
Provision for loan losses	(4)	(2)	1	(5)	(3)	(4)	1	(6)	—	—	—	—
Balance at end of year	$11	$4	$3	$18	$14	$5	$2	$21	$16	$8	$2	$26

(1)All PALs were fully collateralized by securities with fair values in excess of borrowings at December 31, 2019, 2018, and 2017.

A summary of impaired bank loan-related assets is as follows:

December 31,	2019	2018
Nonaccrual loans (1)	$22	$21
Other real estate owned (2)	1	3
Total nonperforming assets	23	24
Troubled debt restructurings	2	4
Total impaired assets	$25	$28
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
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Credit Quality

In addition to monitoring delinquency, Schwab monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the following:

•	Year of origination;

•	Borrower FICO scores at origination (Origination FICO);

•	Updated borrower FICO scores (Updated FICO);

•	Loan-to-value (LTV) ratios at origination (Origination LTV); and

•	Estimated Current LTV ratios.

Borrowers’ FICO scores are provided by an independent third-party credit reporting service and updated quarterly. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is updated on a monthly basis by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

December 31, 2019	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$10,382	775	0.08%
>70% – <90%	1,320	770	0.22%
>90% – <100%	2	715	0.04%
>100%	—	—	—
Total	$11,704	775	0.09%
HELOCs
Estimated Current LTV (1)
<70%	$1,056	767	0.81%
>70% – <90%	56	750	0.80%
>90% – <100%	3	701	3.28%
>100%	2	675	9.71%
Total	$1,117	766	0.83%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$5,206	766	—
December 31, 2018	Balance	Weighted Average Updated FICO	Percent of Loans that are on Nonaccrual Status
First Mortgages
Estimated Current LTV
<70%	$9,396	776	0.04%
>70% – <90%	985	769	0.41%
>90% – <100%	2	717	—
>100%	1	753	—
Total	$10,384	775	0.07%
HELOCs
Estimated Current LTV (1)
<70%	$1,416	770	0.13%
>70% – <90%	80	752	0.60%
>90% – <100%	6	729	3.36%
>100%	3	702	—
Total	$1,505	769	0.17%
Pledged asset lines
Weighted-Average LTV (1)
=70%	$4,561	766	—

(1) Represents the LTV for the full line of credit (drawn and undrawn).

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2019	First Mortgages	HELOCs
Year of origination
Pre-2015	$1,585	$788
2015	773	77
2016	2,149	72
2017	1,911	81
2018	1,284	64
2019	4,002	35
Total	$11,704	$1,117
Origination FICO
<620	$3	$—
620 – 679	77	5
680 – 739	1,713	219
>740	9,911	893
Total	$11,704	$1,117
Origination LTV
<70%	$8,928	$798
>70% – <90%	2,773	314
>90% – <100%	3	5
Total	$11,704	$1,117
December 31, 2018	First Mortgages	HELOCs
Year of origination
Pre-2015	$2,387	$1,140
2015	1,050	106
2016	2,606	95
2017	2,366	99
2018	1,975	65
Total	$10,384	$1,505
Origination FICO
<620	$5	$—
620 – 679	83	8
680 – 739	1,626	282
>740	8,670	1,215
Total	$10,384	$1,505
Origination LTV
<70%	$7,815	$1,064
>70% – <90%	2,564	434
>90% – <100%	5	7
Total	$10,384	$1,505

At December 31, 2019, First Mortgage loans of $10.5 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 26% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 68% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

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

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2019	Balance
Converted to an amortizing loan by period end	$506
Within 1 year	45
> 1 year – 3 years	81
> 3 years – 5 years	155
> 5 years	330
Total	$1,117

At December 31, 2019, $905 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2019, the borrowers on approximately 52% of HELOC loan balances outstanding only paid the minimum amount due.

7.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2019	2018
Software	$1,876	$1,699
Buildings	1,056	945
Leasehold improvements	360	367
Construction in progress	324	248
Information technology equipment	253	206
Furniture and equipment	241	219
Land	163	179
Telecommunications equipment	91	69
Total equipment, office facilities, and property	4,364	3,932
Accumulated depreciation and amortization	(2,236)	(2,163)
Total equipment, office facilities, and property — net	$2,128	$1,769

Depreciation and amortization expense for equipment, office facilities, and property was $322 million, $277 million, and $232 million in 2019, 2018, and 2017, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

8.	Goodwill

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
Balance at December 31, 2017	$1,096	$131	$1,227
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2018	1,096	131	1,227
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2019	$1,096	$131	$1,227

As of our annual testing date, we performed an assessment of each of the Company’s reporting units. Based on the Company’s analysis, fair value significantly exceeded the carrying value for all reporting units and we concluded that goodwill was not impaired. Schwab did not recognize any goodwill impairment in any of the years presented.

9.    Other Assets

The components of other assets are as follows:

December 31,	2019	2018
Receivables — interest, dividends, and other	$788	$689
Securities borrowed	735	101
Other securities owned at fair value	718	539
Other investments (1)	633	460
Operating lease ROU assets	577	—
Customer contract receivables	356	307
Capitalized contract costs, net	281	250
Other receivables from brokers, dealers, and clearing organizations	235	452
Intangible assets, net of accumulated amortization of $326 and $299 (2)	128	152
Other	264	188
Total other assets	$4,715	$3,138
(1) Primarily CRA-related, including LIHTC investments; also includes investments in FHLB stock of $35 million and $32 million at December 31, 2019 and 2018, respectively, which can only be sold to the issuer at its par value. Any cash dividends received from investments in FHLB stock are recognized as interest revenue in the consolidated statements of income.
(2) Exclusive of indefinite-lived intangible assets of $77 million and $74 million at December 31, 2019 and 2018, respectively, future amortization over the next five years and thereafter is expected to total $51 million. Amortization expense for intangible assets was $27 million in 2019, $29 million in 2018, and $37 million in 2017.

Capitalized contract costs
Capitalized contract costs relate to sales commissions paid to employees for obtaining contracts with clients and are included in other assets on the consolidated balance sheets. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. Capitalized contract costs were $281 million and $250 million at December 31, 2019 and 2018, respectively. Amortization expense related to capitalized contract costs was $55 million and $47 million in 2019 and 2018, respectively, which was recorded in compensation and benefits expense on the consolidated statements of income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

10.	Variable Interest Entities

As of December 31, 2019 and 2018, all of Schwab’s involvement with VIEs is through CSB’s CRA-related investments and most of those are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During 2019 and 2018, CSB recorded amortization of $39 million and $32 million, respectively, and recognized tax credits and other tax benefits of $47 million and $36 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income.

Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2019			December 31, 2018
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC Investments (1)	$516	$275	$516	$338	$188	$338
Other CRA Investments (2)	120	—	154	70	—	124
Total	$636	$275	$670	$408	$188	$462
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2020 and 2023. During the years ended December 31, 2019 and 2018, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

11.	Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2019	2018
Interest-bearing deposits:
Deposits swept from brokerage accounts	$201,531	$212,311
Checking	12,650	12,523
Savings and other	5,168	5,827
Total interest-bearing deposits	219,349	230,661
Non-interest-bearing deposits	745	762
Total bank deposits	$220,094	$231,423

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

12.    Borrowings

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of December 31, 2019 and 2018.

	Date of	Principal Amount Outstanding
	Issuance	2019	2018
Fixed-rate Senior Notes:
4.450% due July 22, 2020	07/22/10	$700	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	—
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	600
Total Senior Notes		7,481	6,881
5.450% Finance lease obligation (1)	06/04/04	—	52
Unamortized discount — net		(14)	(15)
Debt issuance costs		(37)	(40)
Total long-term debt		$7,430	$6,878
໿
(1) The finance lease obligation was extinguished through an assignment agreement during the first quarter of 2019.

Annual maturities on long-term debt outstanding at December 31, 2019, are as follows:

Maturities
2020	$700
2021	1,200
2022	256
2023	800
2024	500
Thereafter	4,025
Total maturities	7,481
Unamortized discount — net	(14)
Debt issuance costs	(37)
Total long-term debt	$7,430

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of December 31, 2019 and 2018, the collateral pledged provided a total borrowing capacity of $34.2 billion and $35.5 billion, respectively, of which no amounts were outstanding at the end of either period.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the consolidated balance sheets.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of December 31, 2019 and 2018, the collateral pledged provided total borrowing capacity of $8.5 billion and $7.9 billion, respectively, of which no amounts were outstanding at the end of either period.

13.    Leases

The following table details the amounts and locations of lease assets and liabilities on the consolidated balance sheet:

	Balance Sheet Classification	December 31, 2019
Lease assets:
Operating lease ROU assets	Other assets	$577
Lease liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$650

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not have any finance leases and had an immaterial amount of sublease income for all periods presented.
The components of lease expense are as follows:

Lease Cost (1)	Year Ended December 31, 2019
Operating lease cost (2)	$137
Variable lease cost (3)	34
(1) Rent expense related to operating leases was $146 million and $136 million in 2018 and 2017, respectively.
(2) Includes short-term leases, which are immaterial.
(3) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that would be reflected in the lease liability and what is actually incurred.

The following tables present supplemental lease information as of December 31, 2019:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.15
Weighted-average discount rate	3.42%

Maturity of Lease Liabilities	Operating Leases (1)
2020	$128
2021	115
2022	93
2023	84
2024	79
Thereafter	241
Total lease payments	740
Less: Interest	90
Present value of lease liabilities	$650
(1) Operating lease payments exclude $78 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases will commence between 2020 and 2021 with lease terms of one year to 21 years.

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

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $4.4 billion and $2.1 billion during 2019 and 2018, respectively. CSB purchased HELOCs with commitments of $242 million and $395 million during 2019 and 2018, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

December 31,	2019	2018
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$10,753	$11,046
Commitments to purchase First Mortgage loans	1,521	268
Total	$12,274	$11,314

In the last six months of 2019, volume in new and refinanced First Mortgages increased as a result of lower interest rates and enhancements to customer incentives, leading to additional purchases during the last six months of 2019 and an increase in commitments to purchase First Mortgages as of December 31, 2019.

Purchase obligations: Schwab has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. As of December 31, 2019, the Company has purchase obligations as follows:

2020 (1)	$2,061
2021	135
2022	90
2023	23
2024	23
Thereafter	44
Total	$2,376

(1) Includes $1.8 billion for the planned acquisition of USAA-IMCO assets discussed below; other costs related to the USAA-IMCO acquisition are excluded. The table above excludes the planned all-stock acquisition of TD Ameritrade and any expenses related to the acquisition.

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At December 31, 2019, the aggregate face amount of these LOCs totaled $20 million. There were no funds drawn under any of these LOCs at December 31, 2019. In connection with its securities lending activities,

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

Schwab also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. Schwab’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. At December 31, 2019, amounts posted as collateral with such clearing houses and exchanges included $167 million of U.S. Treasury securities, which are included in other assets on the consolidated balance sheet. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

Acquisition of TD Ameritrade: On November 25, 2019, CSC announced a definitive agreement to acquire TD Ameritrade in an all-stock transaction. At the time of announcement, TD Ameritrade had approximately twelve million brokerage accounts and $1.3 trillion in total client assets. Under the agreement, TD Ameritrade stockholders will receive 1.0837 CSC shares for each TD Ameritrade share. Based on the closing price of CSC common stock on November 20, 2019, the merger consideration represented approximately $26 billion. The transaction is expected to close in the second half of 2020, subject to satisfaction of closing conditions. Under certain circumstances, CSC or TD Ameritrade could be required to pay the other party a termination fee of $950 million or reimburse the other party’s fees up to $50 million.

Acquisition of USAA-IMCO: On July 25, 2019, the Company announced a definitive agreement to acquire assets of USAA-IMCO, including over one million brokerage and managed portfolio accounts with approximately $90 billion in client assets at the time of announcement, for $1.8 billion in cash. The companies have also agreed to enter into a long-term referral agreement, effective at closing of the acquisition, that would make Schwab the exclusive wealth management and brokerage provider for USAA members. The transaction is expected to close in mid-2020, subject to satisfaction of closing conditions, including regulatory approvals and the implementation of conversion plans.

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

Schwab believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below is a matter in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. Unless otherwise noted, the Company is unable to provide a reasonable estimate of any potential liability given the stage of proceedings in the matter. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear reasonably possible that the outcome of any such matter would be material to the financial condition, operating results, or cash flows of the Company.

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

15.	Financial Instruments Subject to Off-Balance Sheet Credit Risk

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $719 million and $99 million at December 31, 2019 and 2018, respectively. Most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
December 31, 2019
Assets
Resale agreements (1)	$9,028	$—	$9,028	$—	$(9,028)	(2)	$—
Securities borrowed (3)	735	—	735	(730)	(5)		—
Total	$9,763	$—	$9,763	$(730)	$(9,033)		$—
Liabilities
Securities loaned (4,5)	$1,251	$—	$1,251	$(730)	$(445)		$76
Total	$1,251	$—	$1,251	$(730)	$(445)		$76

December 31, 2018
Assets
Resale agreements (1)	$7,195	$—	$7,195	$—	$(7,195)	(2)	$—
Securities borrowed (3)	101	—	101	(98)	(3)		—
Total	$7,296	$—	$7,296	$(98)	$(7,198)		$—
Liabilities
Securities loaned (4,5)	$1,184	$—	$1,184	$(98)	$(975)		$111
Total	$1,184	$—	$1,184	$(98)	$(975)		$111
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to 102% of the related assets. At December 31, 2019 and 2018, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.2 billion and $7.4 billion, respectively.
(3) Included in other assets in the consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2019 and 2018.
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, as well as the fair value of securities that we had pledged under such regulations and from securities borrowed transactions:

December 31,	2019	2018
Fair value of client securities available to be pledged	$26,685	$26,628
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$2,171	$2,315
Fulfillment of client short sales	2,293	1,292
Securities lending to other broker-dealers	1,017	974
Total collateral pledged	$5,481	$4,581
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $142 million as of December 31, 2019 and $97 million as of December 31, 2018.

(1)	Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

16.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2019 or 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

December 31, 2019	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$5,179	$—	$—	$5,179
Commercial paper	—	2,498	—	2,498
Total cash equivalents	5,179	2,498	—	7,677
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,351	—	1,351
U.S. Government securities	—	7,276	—	7,276
Total investments segregated and on deposit for regulatory purposes	—	8,627	—	8,627
Available for sale securities:
U.S. agency mortgage-backed securities	—	46,155	—	46,155
Corporate debt securities	—	5,484	—	5,484
Asset-backed securities	—	4,987	—	4,987
U.S. Treasury securities	—	3,384	—	3,384
Certificates of deposit	—	1,004	—	1,004
Commercial paper	—	395	—	395
Non-agency commercial mortgage-backed securities	—	13	—	13
Total available for sale securities	—	61,422	—	61,422
Other assets:
Equity and bond mutual funds	442	—	—	442
U.S. Government securities	—	202	—	202
State and municipal debt obligations	—	47	—	47
Equity, corporate debt, and other securities	5	22	—	27
Total other assets	447	271	—	718
Total	$5,626	$72,818	$—	$78,444

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2018	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$3,429	$—	$—	$3,429
Commercial paper	—	4,863	—	4,863
Total cash equivalents	3,429	4,863	—	8,292
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,396	—	1,396
U.S. Government securities	—	3,275	—	3,275
Total investments segregated and on deposit for regulatory purposes	—	4,671	—	4,671
Available for sale securities:
U.S. agency mortgage-backed securities	—	25,556	—	25,556
U.S. Treasury securities	—	18,302	—	18,302
Asset-backed securities	—	10,085	—	10,085
Corporate debt securities	—	7,467	—	7,467
Certificates of deposit	—	3,685	—	3,685
U.S. agency notes	—	898	—	898
Commercial paper	—	522	—	522
Foreign government agency securities	—	49	—	49
Non-agency commercial mortgage-backed securities	—	14	—	14
Total available for sale securities	—	66,578	—	66,578
Other assets:
Equity and bond mutual funds	441	—	—	441
U.S. Government securities	—	1	—	1
State and municipal debt obligations	—	39	—	39
Equity, corporate debt, and other securities	3	29	—	32
Schwab Funds® money market funds	26	—	—	26
Total other assets	470	69	—	539
Total	$3,899	$76,181	$—	$80,080

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$21,668	$21,668	$—	$—	$21,668
Cash and investments segregated and on deposit for regulatory purposes	11,807	2,792	9,015	—	11,807
Receivables from brokerage clients — net	21,763	—	21,763	—	21,763
Held to maturity securities:
U.S. agency mortgage-backed securities	109,325	—	110,566	—	110,566
Asset-backed securities	17,806	—	17,771	—	17,771
Corporate debt securities	4,661	—	4,718	—	4,718
U.S. state and municipal securities	1,301	—	1,404	—	1,404
Non-agency commercial mortgage-backed securities	1,119	—	1,141	—	1,141
U.S. Treasury securities	223	—	228	—	228
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	50	—	50
Other	21	—	21	—	21
Total held to maturity securities	134,706	—	136,099	—	136,099
Bank loans — net:
First Mortgages	11,693	—	11,639	—	11,639
HELOCs	1,113	—	1,153	—	1,153
Pledged asset lines	5,206	—	5,206	—	5,206
Other	200	—	200	—	200
Total bank loans — net	18,212	—	18,198	—	18,198
Other assets	1,014	—	1,014	—	1,014
Liabilities
Bank deposits	$220,094	$—	$220,094	$—	$220,094
Payables to brokerage clients	39,220	—	39,220	—	39,220
Accrued expenses and other liabilities	1,882	—	1,882	—	1,882
Long-term debt	7,430	—	7,775	—	7,775

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$19,646	$—	$19,646	$—	$19,646
Cash and investments segregated and on deposit for regulatory purposes	8,886	—	8,886	—	8,886
Receivables from brokerage clients — net	21,641	—	21,641	—	21,641
Held to maturity securities:
U.S. agency mortgage-backed securities	118,064	—	116,093	—	116,093
Asset-backed securities	18,502	—	18,546	—	18,546
Corporate debt securities	4,477	—	4,432	—	4,432
U.S. state and municipal securities	1,327	—	1,348	—	1,348
Non-agency commercial mortgage-backed securities	1,156	—	1,142	—	1,142
U.S. Treasury securities	223	—	217	—	217
Certificates of deposit	200	—	201	—	201
Foreign government agency securities	50	—	49	—	49
Other	10	—	10	—	10
Total held to maturity securities	144,009	—	142,038	—	142,038
Bank loans — net:
First Mortgages	10,370	—	10,193	—	10,193
HELOCs	1,500	—	1,583	—	1,583
Pledged asset lines	4,561	—	4,561	—	4,561
Other	178	—	178	—	178
Total bank loans — net	16,609	—	16,515	—	16,515
Other assets	1,013	—	1,013	—	1,013
Liabilities
Bank deposits	$231,423	$—	$231,423	$—	$231,423
Payables to brokerage clients	32,726	—	32,726	—	32,726
Accrued expenses and other liabilities	3,201	—	3,201	—	3,201
Long-term debt	6,878	—	6,827	—	6,827

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.    Stockholders’ Equity

CSC did not issue any shares of common stock through external offerings during 2019, 2018, or 2017.

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a new Share Repurchase Program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. During 2019, CSC repurchased 55 million shares of its common stock under this authorization for $2.2 billion.

On October 25, 2018, CSC publicly announced that its Board of Directors terminated the previous two share repurchase authorizations and replaced them with an authorization to repurchase up to $1.0 billion of common stock. CSC repurchased 22 million shares for $1.0 billion in 2018, completing all repurchases under this authorization.

CSC was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at December 31, 2019 and 2018. The following is a summary of CSC’s non-cumulative perpetual preferred stock outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2019		Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	Shares Issued and Outstanding (in thousands) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2019 (1)	2018 (1)		2019	2018	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793

(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

Year Ended December 31,	2019		2018		2017
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$28.0	70.00	$28.0	70.00	$28.0	70.00
Series B (1)	N/A	N/A	N/A	N/A	29.1	60.00
Series C	36.0	60.00	36.0	60.00	36.0	60.00
Series D	44.6	59.52	44.6	59.52	44.6	59.52
Series E	27.8	4,625.00	27.8	4,625.00	23.2	3,867.01
Series F (2)	25.0	5,000.00	27.2	5,430.56	N/A	N/A
Total	$161.4		$163.6		$160.9
(1) On December 1, 2017, CSC redeemed all of the outstanding shares of its 6.00% Non-Cumulative Perpetual Preferred Stock, Series B at their stated redemption value.
(2) Series F Preferred Stock was issued on October 31, 2017. Dividends are paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Dividends on fixed-rate preferred stock are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semi-annually while at a fixed rate, and will become payable quarterly after converting to a floating rate.

Redemption Rights

Each series of CSC’s preferred stock may be redeemed at CSC’s option on any dividend payment date on or after the earliest redemption date for that series. All outstanding preferred stock series may also be redeemed following a “capital treatment event,” as described in the terms of each series set forth in the relevant certificate of designations. Any redemption of CSC’s preferred stock is subject to approval from the Federal Reserve.

18.	Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2019			2018			2017
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$430	$(102)	$328	$(123)	$30	$(93)	$13	$(7)	$6
Reclassification of net unrealized loss on securities transferred to held to maturity (1)	—	—	—	—	—	—	227	(85)	142
Other reclassifications included in other revenue	(6)	1	(5)	—	—	—	(12)	4	(8)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale (1)	—	—	—	—	—	—	(227)	85	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	36	(9)	27	35	(8)	27	31	(11)	20
Other	(14)	4	(10)	(1)	—	(1)	(11)	4	(7)
Other comprehensive income (loss)	$446	$(106)	$340	$(89)	$22	$(67)	$21	$(10)	$11

(1) During 2017, the Company transferred investment securities from the AFS category to the HTM category that had a total net unrealized loss of $227 million before income tax in AOCI on the date of the transfer.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

AOCI balances are as follows:

Total AOCI
Balance at December 31, 2016	$(163)
Available for sale securities:
Net unrealized gain (loss)	6
Reclassification of net unrealized loss on securities transferred to held to maturity	142
Other reclassifications included in other revenue	(8)
Held to maturity securities:
Reclassification of net unrealized loss on securities transferred from available for sale	(142)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	20
Other	(7)
Balance at December 31, 2017	$(152)
Adoption of accounting standards (1)	(33)
Available for sale securities:
Net unrealized gain (loss)	(93)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	27
Other	(1)
Balance at December 31, 2018	$(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	309
Net unrealized gain on securities transferred to available for sale from held to maturity (2)	19
Other reclassifications included in other revenue	(5)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	27
Other	(10)
Balance at December 31, 2019	$88

(1) As part of the adoption of ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02), we elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from items in AOCI into retained earnings as of January 1, 2018.
(2) As part of the adoption of ASU 2017-12, in the first quarter of 2019, the Company made a one-time election to transfer a portion of its HTM securities to AFS. The transfer resulted in a net of tax increase to AOCI of $19 million. See Notes 2 and 5 for additional discussion on the transfer of HTM securities to AFS.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.	Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans

Schwab’s share-based incentive plans provide for granting options and restricted stock units to employees and directors. In addition, we offer retirement and employee stock purchase plans to eligible employees and sponsor deferred compensation plans for eligible officers and non-employee directors.

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2019	2018	2017
Stock option expense	$51	$51	$50
Restricted stock unit expense (1)	120	136	94
Employee stock purchase plan expense	12	10	9
Total share-based compensation expense	$183	$197	$153
Income tax benefit on share-based compensation expense (2)	$(44)	$(47)	$(57)

(1) Restricted stock unit expense in 2018 includes $36 million related to special stock awards issued to non-officer employees.
(2) Excludes income tax benefits from stock options exercised and restricted stock units vested of $23 million, $46 million, and $87 million in 2019, 2018, and 2017, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. At December 31, 2019, the Company was authorized to grant up to 65 million common shares under its existing stock incentive plans. Additionally, at December 31, 2019, the Company had 34 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2019, there was $290 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2023 with a remaining weighted-average service period of 1.3 years for stock options, 2.5 years for restricted stock units, and 0.3 years for performance-based stock units.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

Stock option activity is summarized below:

	Number of Options (In millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	30	$30.19	6.27	$373
Granted	2	46.25
Exercised	(5)	23.51
Forfeited	(1)	43.12
Expired (1)	—	41.42
Outstanding at December 31, 2019	26	$32.10	5.75	$403
Vested and expected to vest at December 31, 2019	26	$32.08	5.74	$403
Vested and exercisable at December 31, 2019	18	$27.44	4.77	$371

(1) Number of options were less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2019	2018	2017
Weighted-average fair value of options granted per share	$11.97	$14.16	$13.04
Cash received from options exercised	118	125	171
Tax benefit realized on options exercised	17	35	70
Aggregate intrinsic value of options exercised	108	189	241

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

Year Ended December 31,	2019	2018	2017
Weighted-average expected dividend yield	1.85%	1.42%	1.06%
Weighted-average expected volatility	30%	33%	34%
Weighted-average risk-free interest rate	2.5%	3.0%	2.1%
Expected life (in years)	4.2 - 5.9	4.0 - 5.2	4.1 - 5.3

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a one- to four-year period, while performance-based restricted stock units also require the Company achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2019, 2018, and 2017 was $123 million, $166 million, and $127 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Number of Units (In millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2018	7	$40.64
Granted	4	42.16
Vested	(3)	36.10
Forfeited (1)	—	43.34
Outstanding at December 31, 2019	8	$42.93

(1) Number of units were less than 500 thousand.

Retirement Plan

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $118 million, $105 million, and $92 million in 2019, 2018, and 2017, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Deferred Compensation Plans

Schwab’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing service as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $164 million and $144 million at December 31, 2019 and 2018, respectively.

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

The following table presents the changes in projected benefit obligation:

December 31,	2019	2018
Projected benefit obligation at beginning of year	$56	$44
Benefit cost (1)	13	11
Actuarial (gain)/loss (2)	14	1
Projected benefit obligation at end of year (3)	$83	$56
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

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act lowered the federal corporate income tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018. Schwab’s effective tax rate for the years ended December 31, 2019, 2018, and 2017 was 23.6%, 23.1%, and 35.5%, respectively.

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

As of January 1, 2018, Schwab adopted ASU 2018-02, which resulted in a decrease to AOCI and an increase to retained earnings by $33 million for the reclassification of certain impacts of the Tax Act. Schwab also adopted ASU 2014-09, “Revenue – Revenue from Contracts with Customers” as of January 1, 2018, which resulted in recording an initial asset for capitalized contract costs of $219 million and a related deferred tax liability of $52 million. As of December 31, 2019, the deferred tax liability related to the capitalized contract costs was $68 million.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The components of taxes on income are as follows:

Year Ended December 31,	2019	2018	2017
Current:
Federal	$958	$847	$1,132
State	184	159	106
Total current	1,142	1,006	1,238
Deferred:
Federal	3	42	58
State	(1)	7	—
Total deferred	2	49	58
Taxes on income	$1,144	$1,055	$1,296

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2019	2018
Deferred tax assets:
Operating lease liabilities	$159	$—
Employee compensation, severance, and benefits	154	132
State and local taxes	22	21
Reserves and allowances	14	13
Net operating loss carryforwards	6	5
Net unrealized loss on available for sale securities	—	79
Facilities lease commitments	—	12
Other	—	6
Total deferred tax assets	355	268
Valuation allowance	(3)	(3)
Deferred tax assets — net of valuation allowance	352	265
Deferred tax liabilities:
Operating lease ROU assets	(146)	—
Depreciation and amortization	(113)	(108)
Capitalized internal-use software development costs	(97)	(98)
Capitalized contract costs	(68)	(60)
Net unrealized gain on available for sale securities	(28)	—
Other	(10)	—
Total deferred tax liabilities	(462)	(266)
Deferred tax asset/(liability) — net (1)	$(110)	$(1)
(1) Amounts are included in accrued expenses and other liabilities and in other assets on the consolidated balance sheets at December 31, 2019 and 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.0	2.2
Equity compensation benefit	(0.5)	(1.0)	(2.4)
Other (1)	(0.1)	0.1	0.7
Effective income tax rate	23.6%	23.1%	35.5%
(1) 2017 includes the impact of one-time charge to taxes on income associated with the Tax Act.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2019	2018
Balance at beginning of year	$112	$111
Additions for tax positions related to the current year	3	3
Additions for tax positions related to prior years	4	3
Reductions for tax positions related to prior years	(2)	(4)
Reductions due to lapse of statute of limitations	(14)	—
Reductions for settlements with tax authorities	(2)	(1)
Balance at end of year	$101	$112

Unrecognized tax benefits totaled $101 million and $112 million as of December 31, 2019 and 2018, respectively, $97 million and $108 million of which if recognized, would affect the annual effective tax rate.

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2019 and 2018, we had accrued approximately $11 million and $9 million, respectively, for the payment of interest and penalties.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state and applicable local jurisdictions’ taxing authorities. Federal returns for 2011 through 2014 and 2016 through 2018 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

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

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, CSB is required to provide notice to and may be required to obtain approval of the OCC and the Federal Reserve to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2019, both CSC and CSB met all of their respective capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$17,660	19.5%	N/A		$4,073	4.5%
Tier 1 Risk-Based Capital	20,453	22.6%	N/A		5,431	6.0%
Total Risk-Based Capital	20,472	22.6%	N/A		7,241	8.0%
Tier 1 Leverage	20,453	7.3%	N/A		11,189	4.0%
Supplementary Leverage Ratio (1)	20,453	7.1%	N/A		8,604	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$14,819	20.7%	$4,649	6.5%	$3,218	4.5%
Tier 1 Risk-Based Capital	14,819	20.7%	5,722	8.0%	4,291	6.0%
Total Risk-Based Capital	14,837	20.7%	7,152	10.0%	5,722	8.0%
Tier 1 Leverage	14,819	7.1%	10,486	5.0%	8,389	4.0%
Supplementary Leverage Ratio (1)	14,819	6.8%	N/A	N/A	6,497	3.0%

December 31, 2018
CSC
Common Equity Tier 1 Risk-Based Capital	$16,813	17.6%	N/A		$4,295	4.5%
Tier 1 Risk-Based Capital	19,606	20.5%	N/A		5,726	6.0%
Total Risk-Based Capital	19,628	20.6%	N/A		7,635	8.0%
Tier 1 Leverage	19,606	7.1%	N/A		11,058	4.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,832	19.7%	$5,233	6.5%	$3,623	4.5%
Tier 1 Risk-Based Capital	15,832	19.7%	6,441	8.0%	4,831	6.0%
Total Risk-Based Capital	15,853	19.7%	8,051	10.0%	6,441	8.0%
Tier 1 Leverage	15,832	7.2%	11,044	5.0%	8,836	4.0%

(1) Beginning in 2019, CSC and CSB were required to include all components of AOCI in regulatory capital and report our supplementary leverage ratio, which is calculated as Tier 1 capital divided by total leverage exposure. Total leverage exposure includes all on-balance sheet assets and certain off-balance sheet exposures, including unused commitments. Prior to 2019, CSC and CSB elected to opt-out of the requirement to include most components of AOCI in Common Equity Tier 1 Capital; the amounts and ratios for December 31, 2018 are presented on this basis. In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020.
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and, beginning in 2019, a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer became 2.5% on January 1, 2019 (1.875% at December 31, 2018). At December 31, 2019, the countercyclical capital buffer was zero. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At December 31, 2019, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2019, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2019 that management believes have changed CSB’s capital category.

The Federal Reserve requires CSB to maintain reserve balances at the Federal Reserve based on its deposits that are considered to be transaction accounts. CSB’s average reserve requirement was $1.5 billion and $1.6 billion in 2019 and 2018, respectively. In late 2017, Schwab acquired a federal savings bank charter which is now called Charles Schwab Premier Bank (CSPB). In 2018, the Company established Charles Schwab Trust Bank (Trust Bank) as a Nevada state-chartered savings bank to provide certain trust and custody services. At December 31, 2019, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities, and the entities held total assets of $14.3 billion and $6.1 billion, respectively. Based on their regulatory capital ratios, at December 31, 2019, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

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

Net capital and net capital requirements for CS&Co are as follows:

December 31,	2019	2018
Net capital	$3,700	$2,304
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	446	436
Net capital in excess of required net capital	$3,254	$1,868

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at December 31, 2019. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2019 for CS&Co totaled $23.0 billion. As of January 3, 2020, CS&Co had deposited $3.1 billion of cash and qualified securities into its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2018 for CS&Co totaled $16.7 billion. As of January 3, 2019, CS&Co had deposited $3.7 billion of cash and qualified securities into its segregated reserve accounts. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net Revenues
Net interest revenue	$4,685	$4,341	$3,231	$1,831	$1,482	$1,051	$6,516	$5,823	$4,282
Asset management and administration fees	2,289	2,260	2,344	922	969	1,048	3,211	3,229	3,392
Trading revenue	378	475	408	239	288	246	617	763	654
Other	271	245	217	106	72	73	377	317	290
Total net revenues	7,623	7,321	6,200	3,098	2,811	2,418	10,721	10,132	8,618
Expenses Excluding Interest	4,284	4,145	3,725	1,589	1,425	1,243	5,873	5,570	4,968
Income before taxes on income	$3,339	$3,176	$2,475	$1,509	$1,386	$1,175	$4,848	$4,562	$3,650
Capital expenditures	$507	$390	$265	$246	$186	$147	$753	$576	$412
Depreciation and amortization	$242	$186	$203	$107	$120	$66	$349	$306	$269

23.	The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2019	2018	2017
Interest revenue	$119	$88	$33
Interest expense	(248)	(184)	(114)
Net interest expense	(129)	(96)	(81)
Other revenue	(1)	1	3
Expenses Excluding Interest:
Professional services	(24)	(6)	(4)
Other expenses excluding interest	(83)	(79)	(28)
Loss before income tax benefit and equity in net income of subsidiaries	(237)	(180)	(110)
Income tax benefit/(expense)	(9)	20	27
Loss before equity in net income of subsidiaries	(246)	(160)	(83)
Equity in net income of subsidiaries:
Equity in undistributed net income/(distributions in excess of net income) of subsidiaries	(1,198)	2,590	1,479
Dividends from bank subsidiaries	4,915	750	625
Dividends from non-bank subsidiaries	233	327	333
Net Income	3,704	3,507	2,354
Preferred stock dividends and other (1)	178	178	174
Net Income Available to Common Stockholders	$3,526	$3,329	$2,180
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Balance Sheets

December 31,	2019	2018
Assets
Cash and cash equivalents	$2,839	$2,092
Receivables from subsidiaries	1,085	784
Available for sale securities	1,743	1,754
Held to maturity securities	224	223
Loans to non-bank subsidiaries	—	185
Investment in non-bank subsidiaries	7,090	5,507
Investment in bank subsidiaries	16,325	16,995
Other assets	304	337
Total assets	$29,610	$27,877
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$430	$379
Payables to subsidiaries	5	2
Long-term debt	7,430	6,826
Total liabilities	7,865	7,207
Stockholders’ equity	21,745	20,670
Total liabilities and stockholders’ equity	$29,610	$27,877

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2019	2018	2017
Cash Flows from Operating Activities
Net income	$3,704	$3,507	$2,354
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Dividends in excess of (equity in undistributed) earnings of subsidiaries	1,198	(2,590)	(1,479)
Other	9	13	5
Net change in:
Other assets	57	(5)	(27)
Accrued expenses and other liabilities	34	28	44
Net cash provided by (used for) operating activities	5,002	953	897
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	(122)	408	(374)
Increase in investments in subsidiaries	(1,783)	(1,188)	(342)
Repayments (Advances) of subordinated loan to CS&Co	185	(185)	—
Purchases of available for sale securities	(1,141)	(1,751)	(201)
Proceeds from sales of available for sale securities	181	—	197
Principal payments on available for sale securities	994	573	—
Other investing activities	—	(5)	(6)
Net cash provided by (used for) investing activities	(1,686)	(2,148)	(726)
Cash Flows from Financing Activities
Issuance of long-term debt	593	3,024	2,129
Repayment of long-term debt	—	(900)	(250)
Repurchases of common stock	(2,220)	(1,000)	—
Net proceeds from preferred stock offerings	—	—	492
Redemption of preferred stock	—	—	(485)
Dividends paid	(1,060)	(787)	(592)
Proceeds from stock options exercised and other	118	125	171
Net cash provided by (used for) financing activities	(2,569)	462	1,465
Increase (Decrease) in Cash and Cash Equivalents	747	(733)	1,636
Cash and Cash Equivalents at Beginning of Year	2,092	2,825	1,189
Cash and Cash Equivalents at End of Year	$2,839	$2,092	$2,825

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

24.    Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2019:
Total net revenues	$2,606	$2,711	$2,681	$2,723
Total expenses excluding interest	$1,494	$1,475	$1,445	$1,459
Net income	$852	$951	$937	$964
Net income available to common stockholders	$801	$913	$887	$925
Weighted-average common shares outstanding — Basic	1,284	1,300	1,328	1,333
Weighted-average common shares outstanding — Diluted	1,293	1,308	1,337	1,344
Earnings per common share — Basic	$.62	$.70	$.67	$.69
Earnings per common share — Diluted	$.62	$.70	$.66	$.69
Dividends declared per common share	$.17	$.17	$.17	$.17
Year Ended December 31, 2018:
Total net revenues	$2,669	$2,579	$2,486	$2,398
Total expenses excluding interest	$1,459	$1,360	$1,355	$1,396
Net income	$935	$923	$866	$783
Net income available to common stockholders	$885	$885	$813	$746
Weighted-average common shares outstanding — Basic	1,343	1,351	1,350	1,347
Weighted-average common shares outstanding — Diluted	1,354	1,364	1,364	1,362
Earnings per common share — Basic	$.66	$.66	$.60	$.55
Earnings per common share — Diluted	$.65	$.65	$.60	$.55
Dividends declared per common share	$.13	$.13	$.10	$.10

25.    Subsequent Events

In October 2019, the Federal Reserve issued a final enhanced prudential standards rule, and the Federal Reserve, OCC, and the FDIC jointly issued a final regulatory capital and liquidity rule. With total consolidated assets of $294.0 billion at December 31, 2019, CSC is designated as a Category III firm pursuant to the framework established by the final rules. Accordingly, the Company opted to exclude AOCI from its regulatory capital as permitted by the regulatory capital and liquidity rule beginning January 1, 2020. In accordance with ASC 320 and as of January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $134.7 billion and a total net unrealized gain of $1.4 billion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of The Charles Schwab Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Asset Management and Administration Fees and Trading Revenue – Refer to Note 3 to the financial statements
Critical Audit Matter Description
Revenues from asset management and administrative fees (AMAF) are generated through proprietary, third-party mutual fund and exchange-traded funds (ETFs) offerings, as well as fee-based advisory solutions. Trading revenue is generated through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs. Both AMAF and trading revenue is made up of a significant volume of low-dollar transactions, and uses automated systems to process and record revenue from these transactions based on underlying information sourced from multiple systems. The processing and recording of revenue is highly automated and is based on contractual terms with individual investors, mutual funds and investment advisors. As of December 31, 2019, total net revenue was $10.7 billion, of which $3.8 billion is AMAF and trading revenue.

Given that the Company’s process to record revenue is highly automated and involves multiple systems, auditing these revenue streams was complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology (IT) which was necessary for us to identify, test, and evaluate the Company’s systems.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process the AMAF and trading revenue transactions included the following, among others:

•	With the assistance of our IT specialists, we:

◦	Identified the significant systems used to process revenue transactions and, using a risk-based approach, tested the relevant general IT controls over each of these systems.

◦
Performed testing of automated business controls and system interface controls (including batch processing) within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.

•	We tested internal controls within the relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.

•	We performed testing of controls addressing the accuracy and completeness of reports used in the performance of controls.

•	With the assistance of our data specialists, we created data visualizations to evaluate recorded revenue and evaluate trends in the revenue data.

•	For a sample of transactions, we performed detail transaction testing by testing the mathematical accuracy of the recorded revenue and agreeing inputs to the calculation to contractual agreements.

•	We tested the amount of client assets by obtaining quoted market prices and reconciling total positions to third-party statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 26, 2020

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

As of December 31, 2019, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

The Company’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2020 (the Proxy Statement) under “Members of the Board of Directors,” “Board Structure and Committees,” and “Director Nominations.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2019.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	82	Chairman of the Board
Walter W. Bettinger II	59	President and Chief Executive Officer
Bernard J. Clark	61	Executive Vice President – Advisor Services
Jonathan M. Craig	48	Senior Executive Vice President
Peter B. Crawford	51	Executive Vice President and Chief Financial Officer
Joseph R. Martinetto	57	Senior Executive Vice President and Chief Operating Officer
Peter J. Morgan III	55	Executive Vice President, General Counsel and Corporate Secretary
Nigel J. Murtagh	56	Executive Vice President – Corporate Risk

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

Mr. Clark has been Executive Vice President – Advisor Services of CSC since 2012. Mr. Clark has served as Executive Vice President – Advisor Services of CS&Co since 2010. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of CS&Co. Mr. Clark joined Schwab in 1998.

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

Mr. Morgan was appointed Executive Vice President, General Counsel and Corporate Secretary of CSC in October 2019. He served as Acting Head of Legal Services for CSC from April 2019 to October 2019. Mr. Morgan served as Senior Vice President and Deputy General Counsel of CS&Co from 2009. He was appointed Executive Vice President and General Counsel of CSB in December 2019, served as Senior Vice President and General Counsel of CSB in 2015, and served as General Counsel of CSB from 2009. Mr. Morgan joined Schwab in 1999.

Mr. Murtagh has been Executive Vice President – Corporate Risk and Chief Risk Officer since 2012. He served as Senior Vice President and Chief Credit Officer of CS&Co from 2002 until 2012 and of CSC from 2008 until 2012 when he was also Head of Fixed Income Research for Charles Schwab Investment Management. Mr. Murtagh joined Schwab in 2000.

THE CHARLES SCHWAB CORPORATION

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2019 Summary Compensation Table,” “Executive Compensation Tables – 2019 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2019 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2019,” “Executive Compensation Tables – 2019 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2019 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

1. Financial Statements

The financial statements and independent auditors’ report are included in Item 8 and are listed below:

Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
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
2.1
Agreement and Plan of Merger, dated as of November 24, 2019, by and among the Registrant, Americano Acquisition Corp., and TD Ameritrade Holding Corporation, filed as Exhibit 2.1 to the Registrant’s Form 8-K dated November 24, 2019 and incorporated herein by reference.*

3.11
Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, filed as Exhibit 3.11 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

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

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(1)

4.7
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
10.392
Credit Agreement (364 – Day Commitment) dated as of June 1, 2018, between the Registrant and financial institutions therein, filed as Exhibit 10.392 to the Registrant’s Form 8-K dated October 31, 2018, and incorporated herein by reference.

10.393	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.393 to the Registrant’s Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.394	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.394 to the Registrant’s Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.395
Credit Agreement (364 – Day Commitment) dated as of May 31, 2019, between the Registrant and financial institutions therein (supersedes Exhibit 10.392), filed as Exhibit 10.395 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019, and incorporated herein by reference.

10.396	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.396 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019, and incorporated herein by reference.	(2)

10.397	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.381), filed as Exhibit 10.397 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.398	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.382), filed as Exhibit 10.398 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.399	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.383), filed as Exhibit 10.399 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.401	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.384), filed as Exhibit 10.401 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.402	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.393), filed as Exhibit 10.402 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.403	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.394), filed as Exhibit 10.403 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.404	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.396), filed as Exhibit 10.404 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.405
Stockholder Agreement, dated as of November 24, 2019, by and between the Registrant and the Toronto-Dominion Bank, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated November 24, 2019 and incorporated herein by reference.

10.406
Registration Rights Agreement by and among the Registrant, Charles R. Schwab, The Toronto-Dominion Bank, and certain other stockholders, filed as Exhibit 10.5 to the Registrant’s Form 8-K dated November 24, 2019 and incorporated herein by reference.

10.407
Amended and Restated Insured Deposit Account Agreement by and among TD Bank USA, National Association, TD Bank, National Association, and the Registrant, filed as Exhibit 10.6 to the Registrant’s Form 8-K dated November 24, 2019 and incorporated herein by reference.**

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.408	Form of Notice Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.386).	(1),(2)

10.409	Summary of Non-Employee Director Compensation (supersedes Exhibit 10.390).	(1),(2)

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2019, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

* The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Schwab agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

** Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

THE CHARLES SCHWAB CORPORATION

Item 16.	Form 10-K Summary

None.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2020.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 26, 2020.

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

Required Disclosure	Page
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	F-2 – F-3
Investment Portfolio	F-4
Risk Elements – Cross-border Holdings	F-4
Loan Portfolio	F-5
Summary of Loan Loss Experience	F-6
Deposits	F-6
Return on Equity and Assets	F-6

໿໿

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

The following supplemental financial data is consistent with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Bank Holding Companies (Guide 3). Other information required by Guide 3 is presented throughout this Annual Report on Form 10-K.

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2019			2018			2017
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$23,512	$518	2.17%	$17,783	$348	1.93%	$9,931	$109	1.10%
Cash and investments segregated	15,694	345	2.17%	11,461	206	1.78%	18,525	166	0.90%
Broker-related receivables	376	7	1.87%	303	6	2.09%	430	3	0.70%
Receivables from brokerage clients	19,270	821	4.20%	19,870	830	4.12%	16,269	575	3.53%
Available for sale securities (1)	58,181	1,560	2.67%	54,542	1,241	2.26%	53,040	815	1.54%
Held to maturity securities	134,708	3,591	2.65%	131,794	3,348	2.53%	103,599	2,354	2.27%
Bank loans (2)	16,832	584	3.47%	16,554	559	3.37%	15,919	472	2.97%
Total interest-earning assets	268,573	7,426	2.75%	252,307	6,538	2.57%	217,713	4,494	2.06%
Other interest revenue		154			142			130
Total interest-earning assets	268,573	7,580	2.80%	252,307	6,680	2.63%	217,713	4,624	2.12%
Non-interest-earning assets (3,4)	11,183			11,681			9,968
Total assets	$279,756			$263,988			$227,681

Liabilities and Stockholders’ Equity:
Bank deposits	$212,605	$700	0.33%	$199,139	$545	0.27%	$163,998	$148	0.09%
Payables to brokerage clients	24,353	79	0.33%	21,178	56	0.27%	25,403	16	0.06%
Short-term borrowings (5)	17	—	2.36%	3,359	54	1.59%	3,503	41	1.17%
Long-term debt	7,199	258	3.58%	5,423	190	3.50%	3,431	119	3.47%
Total interest-bearing liabilities	244,174	1,037	0.42%	229,099	845	0.37%	196,335	324	0.17%
Other interest expense		27			12			18
Non-interest-bearing liabilities (3,6)	14,170			14,883			13,787
Total liabilities (7)	258,344	1,064	0.39%	243,982	857	0.34%	210,122	342	0.15%
Stockholders’ equity (3)	21,412			20,006			17,559
Total liabilities and stockholders’ equity	$279,756			$263,988			$227,681

Net interest revenue		$6,516			$5,823			$4,282
Net yield on interest-earning assets			2.41%			2.29%			1.97%
(1) Amounts calculated based on amortized cost.
(2) Includes average principal balances of nonaccrual loans.
(3) Average balance calculation based on month end balances.
(4) Non-interest-earning assets include equipment, office facilities, and property – net, goodwill, and other assets that do not generate interest income.
(5) Interest revenue or expense was less than $500,000 in the period or periods presented.
(6) Non-interest-bearing liabilities consist of other liabilities that do not generate interest expense.
(7) Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2019 Compared to 2018 Increase (Decrease) Due to Change in:			2018 Compared to 2017 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$111	$59	$170	$86	$153	$239
Cash and investments segregated	75	64	139	(64)	104	40
Broker-related receivables	2	(1)	1	(1)	4	3
Receivables from brokerage clients	(25)	16	(9)	127	128	255
Available for sale securities (2)	82	237	319	23	403	426
Held to maturity securities	74	169	243	640	354	994
Bank loans (3)	9	16	25	19	68	87
Other interest revenue	—	12	12	—	12	12
Total interest-earning assets	$328	$572	$900	$830	$1,226	$2,056
Interest-bearing sources of funds:
Bank deposits	$36	$119	$155	$32	$365	$397
Payables to brokerage clients	9	14	23	(3)	43	40
Short-term borrowings	(53)	(1)	(54)	(2)	15	13
Long-term debt	62	6	68	69	2	71
Other interest expense	—	15	15	—	(6)	(6)
Total sources on which interest is paid	54	153	207	96	419	515
Change in net interest revenue	$274	$419	$693	$734	$807	$1,541
Changes that are not due solely to volume or rate have been allocated to rate.
(1) Includes deposits with banks and short-term investments.
(2) Amounts have been calculated based on amortized cost.
(3) Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of AFS and HTM securities for 2017 are as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. agency mortgage-backed securities	$20,915	$53	$39	$20,929
U.S. Treasury securities	9,583	—	83	9,500
Asset-backed securities	9,019	34	6	9,047
Corporate debt securities	6,154	16	1	6,169
Certificates of deposit	2,040	2	1	2,041
U.S. agency notes	1,914	—	8	1,906
Commercial paper	313	—	—	313
Foreign government agency securities	51	—	1	50
Non-agency commercial mortgage-backed securities	40	—	—	40
Total available for sale securities	$50,029	$105	$139	$49,995
Held to maturity securities:
U.S. agency mortgage-backed securities	$101,197	$290	$1,034	$100,453
Asset-backed securities	12,937	127	2	13,062
Corporate debt securities	4,078	13	5	4,086
U.S. state and municipal securities	1,247	57	—	1,304
Non-agency commercial mortgage-backed securities	994	10	5	999
U.S. Treasury securities	223	—	3	220
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	1	49
Total held to maturity securities	$120,926	$497	$1,050	$120,373

For additional information on 2019 and 2018 investment securities, see Item 8 – Note 5.

As of December 31, 2019, with exception of holdings of securities issued by the U.S. Government and U.S. Government agencies and corporations, the Company held no investment securities from single issuers with aggregate book values in excess of ten percent of stockholders’ equity.

໿

4.	Cross-border Holdings

The below information describes Schwab’s cross-border holdings, based on fair value, as of December 31, 2019, 2018, and 2017. Such holdings, by country, that exceed 0.75% of total assets are disclosed separately.

December 31, 2019	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$3,103	$—	$3,103	1.1%

December 31, 2018	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$2,793	$—	$2,793	0.9%

There were no cross-border holdings that exceeded 0.75% of total assets at December 31, 2017.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

5.	Bank Loans and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2019	2018	2017	2016	2015
First Mortgages	$11,704	$10,384	$10,016	$9,134	$8,334
HELOCs	1,117	1,505	1,943	2,350	2,735
Pledged asset lines	5,206	4,561	4,369	3,851	3,232
Other	203	180	176	94	64
Total bank loans	$18,230	$16,630	$16,504	$15,429	$14,365

An analysis of nonaccrual loans is as follows:

December 31,	2019	2018	2017	2016	2015
Nonaccrual loans	$22	$21	$28	$26	$28
Average nonaccrual loans	$21	$25	$27	$27	$30

There were no loans accruing interest that were contractually 90 days or more past due as of any period presented.

Changes in the allowance for loan losses were as follows:

December 31,	2019	2018	2017	2016	2015
Balance at beginning of year	$21	$26	$26	$31	$42
Charge-offs	—	(1)	(3)	(2)	(3)
Recoveries	2	2	3	2	3
Provision for loan losses	(5)	(6)	—	(5)	(11)
Balance at end of year	$18	$21	$26	$26	$31

The maturities of the loan portfolio are as follows:

December 31, 2019	Within 1 year	After 1 year through 5 years	After 5 years	Total
First Mortgages (1)	$—	$1	$11,703	$11,704
HELOCs (2)	551	236	330	1,117
Pledged asset lines	1,832	3,374	—	5,206
Other	7	192	4	203
Total	$2,390	$3,803	$12,037	$18,230
(1) Maturities are based upon the contractual terms of the loans.
(2) Maturities are based on an initial draw period of ten years.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2019	After 1 year
Loans with floating or adjustable interest rates	$14,546
Loans with predetermined interest rates	1,294
Total	$15,840

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

6.	Summary of Loan Loss on Banking Loans Experience

December 31,	2019	2018	2017	2016	2015
Average loans	$16,832	$16,554	$15,919	$14,715	$13,973
Allowance to year end loans	.10%	.13%	.16%	.17%	.21%
Allowance to nonperforming loans	82%	100%	93%	101%	110%
Nonperforming assets to average loans and real estate owned	.14%	.14%	.20%	.21%	.26%

7.	Bank Deposits

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total deposits from banking clients:

December 31,	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$197,788	0.33%	$184,039	0.28%	$148,679	0.09%

At December 31, 2019, there were no certificates of deposit of $100,000 or more included in bank deposits.

8.	Ratios

December 31,	2019	2018	2017
Return on average total stockholders’ equity	17.30%	17.53%	13.41%
Return on average total assets	1.32%	1.33%	1.03%
Average total stockholders’ equity as a percentage of average total assets	7.65%	7.58%	7.71%
Dividend payout ratio (1)	25.47%	18.78%	19.88%
Note: Average balance calculations based on month end balances.

(1)	Dividends declared per common share divided by diluted EPS.