Form 10-Q
period 2020-03-31
SCHWAB CHARLES CORP
filed 2020-05-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
1,287,412,923 shares of $.01 par value Common Stock outstanding on April 30, 2020

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

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

Principal business subsidiaries of CSC include the following:

•	Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;

•	Charles Schwab Bank, SSB (CSB), our principal banking entity; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $3.50 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Form 10-K).

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “expand,” “aim,” “maintain,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.
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

•	Impacts related to the coronavirus (COVID-19) pandemic (see Overview);

•	Focus on scale and efficiency and balancing near-term profitability with continued reinvestment for long-term growth (see Overview);

•	Balance sheet management and Tier 1 Leverage Ratio operating objective (see Overview and Risk Management – Capital Management);

•
Pending transactions involving TD Ameritrade, USAA’s Investment Management Company (USAA-IMCO), and Wasmer, Schroeder & Company, LLC (Wasmer Schroeder), including anticipated closing, status and acquisition-related expenses; the funding for the USAA-IMCO transaction and entering into a referral agreement (see Overview, Risk Management – Liquidity Risk, Capital Management, and Commitments and Contingencies in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 9);

•	Timing and ability to invest amounts currently held in excess reserves into higher yielding investments (see Results of Operations);

•	Net interest margin compression and net interest revenue (see Results of Operations);

•	2020 capital expenditures (see Results of Operations);

•	The phase-out of the use of LIBOR (see Risk Management);

•	Sources of capital (see Risk Management – Capital Management);

•	The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Item 1 – Note 2);

•	The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Item 1 – Note 9); and

•	The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 9 and Legal Proceedings in Part II, Item 1).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including the level of interest rates, equity valuations, and trading activity;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advisory solutions and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new and enhanced products, services, and capabilities, as well as enhance our infrastructure, in a timely and successful manner;

•	Our ability to monetize client assets;

•	The scope and duration of the COVID-19 pandemic and actions taken by governmental authorities to contain the spread of the virus and the economic impact;

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	The ability of our platform to handle increased client volume;

•
Failure of the parties to satisfy the closing conditions in the agreements for the pending acquisitions of TD Ameritrade, USAA-IMCO and Wasmer Schroeder in a timely manner or at all, including stockholder and regulatory approvals, and the implementation of conversion or integration plans;

•	Disruptions to the parties’ businesses as a result of the announcement and pendency of the acquisitions;

•	The risk that expected revenue, expense and other synergies and benefits from the acquisitions may not be fully realized or may take longer to realize than expected;

•	Client cash allocations and cash sorting;

•	LIBOR trends;

•	Spreads on securities;

•	Mix of excess reserves to AFS securities;

•	The availability and terms of external financing;

•	The timing of campus expansion work and technology projects;

•	Adverse developments in litigation or regulatory matters and any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2019 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarter of 2020 and 2019 are:

	Three Months Ended March 31,		Percent Change
	2020	2019
Client Metrics
Net new client assets (in billions)	$73.2	$51.7	42%
Core net new client assets (in billions)	$73.2	$51.7	42%
Client assets (in billions, at quarter end)	$3,496.9	$3,585.4	(2)%
Average client assets (in billions)	$3,918.8	$3,465.7	13%
New brokerage accounts (in thousands)	609	386	58%
Active brokerage accounts (in thousands, at quarter end)	12,736	11,787	8%
Assets receiving ongoing advisory services (in billions, at quarter end)	$1,822.8	$1,871.2	(3)%
Client cash as a percentage of client assets (at quarter end)	15.1%	11.3%
Company Financial Metrics
Total net revenues	$2,617	$2,723	(4)%
Total expenses excluding interest	1,570	1,459	8%
Income before taxes on income	1,047	1,264	(17)%
Taxes on income	252	300	(16)%
Net income	795	964	(18)%
Preferred stock dividends and other	38	39	(3)%
Net income available to common stockholders	$757	$925	(18)%
Earnings per common share — diluted	$.58	$.69	(16)%
Net revenue growth from prior year	(4)%	14%
Pre-tax profit margin	40.0%	46.4%
Return on average common stockholders’ equity (annualized)	14%	20%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.17%
Consolidated Tier 1 Leverage Ratio (at quarter end)	6.9%	7.2%

The first quarter of 2020 saw an unprecedented environment as the COVID-19 pandemic upended daily life both world-wide and here in the U.S. Throughout this challenging time, the Company operated without significant client disruption. Schwab’s unwavering focus on continuing to earn our clients’ trust is made possible by the significant contributions of our employees, and the Company remains committed to serving our clients while protecting our employees’ wellbeing. In response to the pandemic, we have enabled approximately 95% of our employees to work remotely, and, in addition to other measures, we made a $1,000 payment to all non-officer employees to help them cover costs incurred due to the COVID-19 pandemic.

Core net new assets during the first quarter totaled $73.2 billion, up 42% from the first quarter of 2019. Clients opened 609,000 new brokerage accounts, bringing total active brokerage accounts to 12.7 million at quarter end, up 8% from March 2019. The first quarter saw record trading activity, as daily average trades for the period reached 1.5 million, a 98% increase from the first quarter of 2019. Our ongoing and multi-year investments in our technology systems helped ensure we efficiently processed the quarter’s record trading activity and client interactions across our various communication channels.

Schwab’s first quarter financial results were shaped by this very challenging economic environment in which the decade-long bull market ended – with the S&P falling 20% during the period and the Federal Reserve cutting the target overnight rate 150 basis points to near zero in an emergency effort to help shield the economy amid pandemic concerns. Schwab’s first quarter net income totaled $795 million, a decrease of $169 million, or 18%, from the first quarter of 2019. Diluted earnings per common share in the first quarter of $0.58 represented a decrease of 16% from the first quarter of 2019.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total net revenues in the quarter were $2.6 billion, a decrease of 4% from the first quarter of 2019. Net interest revenue declined 6% year-over-year to $1.6 billion, due to declines in interest rates across maturities in the quarter, which offset the impact of significantly higher levels of client cash balances held at our bank and broker-dealer subsidiaries. Asset management and administration fees of $827 million represented a 10% increase from the first quarter of 2019, largely due to our clients’ sustained utilization of advice solutions along with increased balances in purchased money market funds, helping offset sharp declines in equity market valuations. Trading revenue declined 13% year-over-year to $188 million due to our October 2019 pricing actions, partially offset by the significant increase in trading volume.

Total expenses excluding interest were $1.6 billion in the quarter, representing an increase of 8% from the first quarter of 2019. This total included approximately $27 million for the $1,000 payments to employees and other compensation and business continuity expenses relating to our pandemic response. Our first quarter expenses also included $37 million relating to our pending acquisitions described below. Our longstanding focus on scale and efficiency has helped us begin the year with a first quarter pre-tax profit margin of 40.0% and remains an important strength as we balance near-term profitability with continued reinvestment for long-term growth.

Regardless of the environment, our priorities for balance sheet management remain intact, including supporting our ongoing growth while also maintaining appropriate levels of liquidity and capital. With first quarter market volatility and lower interest rates driving a significant influx of client cash, total balance sheet assets increased by $77 billion during the quarter to $371 billion at March 31st. Consistent with optimizing liquidity management during heightened volatility, we issued 5- and 10-year senior notes totaling $1.1 billion in March. We finished the first quarter with a Tier 1 Leverage Ratio of 6.9%, consistent with our operating objective of 6.75%-7.00%. Return on average common stockholders’ equity was 14% for the first quarter of 2020, down from 20% in the first quarter of 2019, due to lower net income as well as a $3.9 billion increase in accumulated other comprehensive income (AOCI) due to unrealized gains in our available for sale (AFS) investment securities portfolio.

Our pending acquisitions of TD Ameritrade and assets of USAA-IMCO remain on track, with anticipated closing of USAA-IMCO expected in mid-2020, and TD Ameritrade in the second half of 2020. In late February, we entered into a definitive agreement to acquire Wasmer Schroeder, which will add established strategies and new separately managed account offerings to our existing fixed income lineup. Our purchase of Wasmer Schroeder is also expected to close mid-2020, subject to satisfaction of customary closing conditions.

Subsequent Event

On April 30, 2020, the Company issued and sold 2,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.375% fixed-rate reset non-cumulative perpetual preferred stock, Series G, $0.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). The net proceeds of the offering were approximately $2.47 billion, after deducting the underwriting discount and estimated offering expenses.

Current Regulatory Environment and Other Developments

Effective March 20, 2020, CSB and Charles Schwab Premier Bank (CSPB) converted to Texas-chartered state savings banks. CSB and CSPB became members of the Federal Reserve and are subject to regulation, supervision and examination by the Federal Reserve and the Texas Department of Savings and Mortgage Lending.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2020		2019
Three Months Ended March 31,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(15)%	$1,708	65%	$1,998	73%
Interest expense	(57)%	(136)	(5)%	(317)	(11)%
Net interest revenue	(6)%	1,572	60%	1,681	62%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs)	9%	452	17%	414	16%
Advice solutions	12%	312	12%	278	10%
Other	—	63	3%	63	2%
Asset management and administration fees	10%	827	32%	755	28%
Trading revenue
Commissions	(31)%	113	4%	163	6%
Principal transactions	(9)%	20	1%	22	1%
Order flow revenue (1)	72%	55	2%	32	1%
Trading revenue (1)	(13)%	188	7%	217	8%
Other (1)	(57)%	30	1%	70	2%
Total net revenues	(4)%	$2,617	100%	$2,723	100%
(1) In the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans.

Interest rates across maturities declined during the first three months of 2020 relative to the end of 2019. During the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice, for a total of 150 basis points to near zero; on the longer-end of the curve, the 10-year Treasury rate declined by over 120 basis points. The changes in the economic environment in the first quarter of 2020 resulting from the COVID-19 pandemic drove significantly higher levels of client cash sweep balances. Given the rapid accumulation of these balances, the Company initially placed a substantial amount in excess reserves at the Federal Reserve, which totaled $58.7 billion at March 31, 2020, up from $18.8 billion at the end of 2019. Similarly, from December 31, 2019 to March 31, 2020, payables to brokerage clients increased $10.0 billion while margin loan balances decreased $2.3 billion, contributing to growth in cash and investments segregated. Consistent with our existing asset-liability-management approach, we expect to invest the majority of the amounts currently held in excess reserves into higher yielding investments over the next several quarters.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2020			2019
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$32,134	$85	1.04%	$24,983	$151	2.42%
Cash and investments segregated	23,716	87	1.45%	13,533	83	2.44%
Broker-related receivables	730	2	1.35%	257	2	2.75%
Receivables from brokerage clients	19,151	168	3.47%	18,972	214	4.52%
Available for sale securities (1, 2)	197,745	1,185	2.39%	66,853	451	2.70%
Held to maturity securities (2)	—	—	—	132,427	916	2.77%
Bank loans	18,897	144	3.06%	16,578	149	3.61%
Total interest-earning assets	292,373	1,671	2.28%	273,603	1,966	2.88%
Other interest revenue		37			32
Total interest-earning assets	$292,373	$1,708	2.33%	$273,603	$1,998	2.92%
Funding sources
Bank deposits	$227,523	$57	0.10%	$219,987	$226	0.42%
Payables to brokerage clients	30,287	8	0.10%	22,184	23	0.43%
Short-term borrowings (3)	3	—	1.07%	30	—	2.48%
Long-term debt	7,527	66	3.53%	6,845	62	3.61%
Total interest-bearing liabilities	265,340	131	0.20%	249,046	311	0.51%
Non-interest-bearing funding sources	27,033			24,557
Other interest expense		5			6
Total funding sources	$292,373	$136	0.19%	$273,603	$317	0.46%
Net interest revenue		$1,572	2.14%		$1,681	2.46%
(1) Amounts have been calculated based on amortized cost.
(2) On January 1, 2020, the Company transferred all of its investment securities designated as held to maturity (HTM) to the AFS category, as described in Note 4.
(3) Interest revenue or expense was less than $500,000 in the period or periods presented.

Net interest revenue decreased $109 million, or 6%, in the first quarter of 2020 compared to the same period in 2019, due primarily to lower average investment yields, partially offset by growth in interest-earning assets.

Average interest-earning assets for the first quarter of 2020 were higher by 7% compared to the same period in 2019. The increase in average interest-earning assets for the first quarter of 2020 was primarily driven by higher client cash balances in bank deposits and payables to brokerage clients.

Our net interest margin was 2.14% during the first quarter of 2020, down from 2.46% a year earlier. This decrease was driven primarily by lower yields received on interest-earning assets due largely to the Federal Reserve’s 2019 and 2020 interest rate decreases. We expect some net interest margin compression in coming quarters largely due to the impact of lower interest rates across maturities; at the same time, higher balances of cash and other interest-earning assets can be additive to net interest revenue. The amount of net interest margin compression and resulting net interest revenue is dependent on a number of factors, including the timing of investing cash into higher yielding assets, changes to LIBOR, and the level of client cash balances.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2020			2019
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$203,772	$152	0.30%	$158,268	$122	0.31%
Schwab equity and bond funds, ETFs, and CTFs	290,808	76	0.11%	244,314	70	0.12%
Mutual Fund OneSource® and other non-transaction fee funds	188,583	147	0.31%	187,223	147	0.32%
Other third-party mutual funds and ETFs (1)	451,959	77	0.07%	452,461	75	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,135,122	452	0.16%	$1,042,266	414	0.16%
Advice solutions (2)
Fee-based	$263,256	312	0.48%	$230,394	278	0.49%
Non-fee-based	71,229	—	—	66,756	—	—
Total advice solutions	$334,485	312	0.38%	$297,150	278	0.38%
Other balance-based fees (3)	432,847	54	0.05%	392,191	52	0.05%
Other (4)		9			11
Total asset management and administration fees		$827			$755
(1) Beginning in the fourth quarter of 2019, Schwab ETF OneSource™ was discontinued as a result of the elimination of online trading commissions for U.S. and Canadian-listed ETFs.
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

Asset management and administration fees increased by $72 million, or 10%, in the first quarter of 2020 compared to the same period in 2019. This increase was primarily driven by higher revenue from increased balances in purchased money market funds and advice solutions in the first quarter of 2020 relative to the first quarter of 2019, helping offset declines in equity market valuations in the first quarter of 2020.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 45% of the asset management and administration fees earned during the first quarters of 2020 and 2019:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$200,826	$153,472	$286,275	$209,471	$202,068	$180,532
Net inflows (outflows)	1,989	5,152	6,531	7,248	(10,565)	(6,206)
Net market gains (losses) and other	913	1,045	(57,183)	24,168	(29,864)	20,790
Balance at end of period	$203,728	$159,669	$235,623	$240,887	$161,639	$195,116

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue
The following table presents trading revenue and related information:

	Three Months Ended March 31,		Percent Change
	2020	2019
Trading revenue (1)	$188	$217	(13)%
Clients’ daily average trades (DATs) (in thousands)	1,540	777	98%
Number of trading days	62.0	61.0	2%
Revenue per trade (2)	$1.97	$4.58	(57)%

Note:	Effective October 7, 2019, CS&Co eliminated online trade commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options.

(1)	In the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

(2)	Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $29 million, or 13%, in the first quarter of 2020 compared to the same period in 2019, due primarily to our 2019 pricing actions, which more than offset a significant increase in clients’ daily average trades and higher order flow revenue amid heightened market volatility. Order flow revenue was $55 million and $32 million during the first quarters of 2020 and 2019, respectively. The increase in order flow revenue during the first quarter of 2020 was due to a higher volume of trades.

Other Revenue

Other revenue includes certain service fees, software fees, exchange processing fees, and non-recurring gains. Other revenue decreased $40 million, or 57%, in the first quarter of 2020 compared to the same period in 2019. This decrease was primarily driven by a gain recognized in the first quarter of 2019 from the assignment of leased office space, as well as an increase in the allowance for credit losses on bank loans in the first quarter of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2020	2019
Compensation and benefits
Salaries and wages	$502	$476	5%
Incentive compensation	227	216	5%
Employee benefits and other	168	158	6%
Total compensation and benefits	$897	$850	6%
Professional services	182	170	7%
Occupancy and equipment	142	131	8%
Advertising and market development	67	69	(3)%
Communications	75	62	21%
Depreciation and amortization	96	83	16%
Regulatory fees and assessments	34	32	6%
Other	77	62	24%
Total expenses excluding interest	$1,570	$1,459	8%
Expenses as a percentage of total net revenues
Compensation and benefits	34%	31%
Advertising and market development	3%	3%
Full-time equivalent employees (in thousands)
At quarter end	20.2	20.0	1%
Average	20.0	19.9	1%
Total compensation and benefits increased in the first quarter of 2020 compared to the same period in 2019, reflecting annual merit increases and an increase in employee headcount to support our expanding client base. The increase was also due to the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic.
Professional services expense increased in the first quarter of 2020 compared to the same period in 2019, primarily due to expenses relating to pending acquisitions and overall growth in the business.
Occupancy and equipment expense increased in the first quarter of 2020 compared to the same period in 2019, primarily due to an increase in technology equipment costs associated with higher customer trade volumes.
Communications expense increased in the first quarter of 2020 compared to the same period in 2019, primarily due to higher customer trade volumes as well as overall growth in our business and client base.
Depreciation and amortization expenses grew in the first quarter of 2020 compared to the same period in 2019, primarily due to higher depreciation of buildings and equipment related to expansion of our campuses in the U.S. in 2019 and 2020, as well as higher amortization of purchased and internally developed software associated with continued investments in software and technology enhancements.
Other expenses increased in the first quarter of 2020 compared to the same period in 2019, primarily resulting from increases in processing fees and related expenses due to higher customer trade volumes and market volatility, as well as expenses relating to pending acquisitions. These increases were partially offset by lower travel and entertainment expense.

Capital expenditures were $250 million and $181 million in the first quarter of 2020 and 2019, respectively. The increase in capital expenditures from the prior year was primarily due to higher capitalized software costs, partially offset by lower building expansion in 2020 relative to the first quarter of 2019. Excluding any potential impact of the pending acquisition of TD Ameritrade, we anticipate capital expenditures for full-year 2020 to be approximately 5-6% of total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

Taxes on income were $252 million and $300 million for the first quarters of 2020 and 2019, respectively, resulting in effective income tax rates on income before taxes of 24.1% and 23.7%, respectively. The increase in the effective tax rate in the first quarter of 2020 compared to the same period in the prior year was due to a decrease in equity compensation tax deduction benefits and an increase in nondeductible acquisition costs, partially offset by state-related tax benefits recognized during the first quarter of 2020.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019
Net Revenues
Net interest revenue	(6)%	$1,128	$1,195	(9)%	$444	$486	(6)%	$1,572	$1,681
Asset management and administration fees	13%	600	533	2%	227	222	10%	827	755
Trading revenue (1)	(16)%	119	141	(9)%	69	76	(13)%	188	217
Other (1)	(52)%	20	42	(64)%	10	28	(57)%	30	70
Total net revenues	(2)%	1,867	1,911	(8)%	750	812	(4)%	2,617	2,723
Expenses Excluding Interest	9%	1,154	1,062	5%	416	397	8%	1,570	1,459
Income before taxes on income	(16)%	$713	$849	(20)%	$334	$415	(17)%	$1,047	$1,264

Net New Client Assets (in billions)	21%	$35.3	$29.2	68%	$37.9	$22.5	42%	$73.2	$51.7
(1) In the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

Investor Services

Total net revenues decreased by 2% in the first quarter of 2020 compared to the same period in 2019, primarily due to decreases in net interest revenue, trading revenue and other revenue, partially offset by an increase in asset management and administration fees. Net interest revenue decreased primarily due to lower average investment yields, partially offset by growth in interest-earning assets. Trading revenue decreased primarily as a result of the Company’s 2019 pricing actions, partially offset by higher trading volume. The decrease in other revenue was primarily driven by a gain recognized in the first quarter of 2019 from the assignment of leased office space, as well as an increase in the allowance for credit losses on bank loans in the first quarter of 2020. Asset management and administration fees increased primarily due to increased balances in purchased money market funds and advice solutions.

Expenses excluding interest increased by 9% in the first quarter of 2020 compared to the same period in 2019, primarily due to higher compensation and benefits, professional services, depreciation and amortization, and other expenses. Compensation and benefits increased in the first quarter or 2020 due to annual merit increases and increased headcount to support our expanding client base, as well as the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic. Professional services also increased, driven by expenses related to pending acquisitions and overall growth in the business. Depreciation and amortization increased due to higher depreciation of buildings and equipment related to our campus expansion, as well as higher amortization of purchased and internally developed software associated with continued investments in software and technology enhancements. Other expenses increased due to increased processing fees associated with higher customer trade volumes and expenses related to pending acquisitions, partially offset by lower travel and entertainment expenses.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advisor Services

Total net revenues decreased by 8% in the first quarter of 2020 compared to the same period in 2019, primarily due to decreases in net interest revenue, trading revenue, and other revenue, partially offset by an increase in asset management and administration fees. Net interest revenue decreased primarily due to lower average investment yields, partially offset by growth in interest-earning assets. Trading revenue decreased primarily as a result of the Company’s 2019 pricing actions, partially offset by higher trading volume. The decrease in other revenue was primarily driven by a gain recognized in the first quarter of 2019 from the assignment of leased office space. Asset management and administration fees increased primarily due to increased balances in purchased money market funds.

Expenses excluding interest increased by 5% in the first quarter of 2020 compared to the same period in 2019, primarily due to higher compensation and benefits expense as well as higher depreciation and amortization expense. Compensation and benefits increased in the first quarter of 2020 due to annual merit increases and increased headcount to support our expanding client base, as well as the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic. Depreciation and amortization expense increased primarily due to higher depreciation of buildings and equipment related to our campus expansion, as well as higher amortization of internally developed software associated with continued investments in software and technology enhancements.

RISK MANAGEMENT

Schwab’s business activities expose us to a variety of risks, including operational, credit, market, liquidity, and compliance risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. For a discussion of our risk management programs, see Item 7 – Risk Management in the 2019 Form 10-K.

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

Net interest revenue sensitivity analysis assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheet and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning March 31, 2020 and December 31, 2019 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2020	December 31, 2019
Increase of 100 basis points	15.8%	4.8%
Decrease of 100 basis points	(7.8)%	(7.4)%
The change in net interest revenue sensitivities as of March 31, 2020 reflects a significantly lower interest rate curve from the fourth quarter of 2019 due to the global economic impact from the COVID-19 pandemic. Higher short-term interest rates would

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

positively impact net interest revenue as yields on interest earning assets are expected to rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

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

As a result of the low interest rate environment in the first quarter of 2020, the downward assessments of our net interest revenue and EVE simulations as of March 31, 2020 reflected the assumption of non-negative investment yields.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at March 31, 2020:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$43,602
Federal Reserve discount window (2)	Banking subsidiaries	—	8,169
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,642
Unsecured commercial paper (3)	CSC	—	750
Committed, unsecured credit facility with various external banks	CSC	—	750
(1) Amounts available are dependent on the amount of first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), and the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.
(3) CSC has authorization from its Board of Directors to issue Commercial Paper Notes to not exceed $1.5 billion. Management has set a current limit not to exceed the amount of the committed, unsecured credit facility.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at March 31, 2020 and December 31, 2019.
CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Liquidity Coverage Ratio

Pursuant to the 2019 interagency regulatory capital and liquidity rules, beginning in the first quarter of 2020, Schwab became subject to a reduced LCR rule requiring the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation in the 2019 Form 10-K for additional information. The Company was in compliance with the reduced LCR rule at March 31, 2020. The table below presents information about our average daily LCR:

Average for the Three Months Ended March 31, 2020

Total eligible high quality liquid assets	$49,234
Net cash outflows	$43,212
LCR	114%

Borrowings

The following are details of the Senior Notes:

March 31, 2020	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$8,581	2020 - 2030	3.46%	A2	A	A

New Debt Issuances

The new debt issuances in 2020 were senior unsecured obligations with interest payable semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
3/24/2020	$600	3/24/2025	4.200%
3/24/2020	$500	3/22/2030	4.625%

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

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including anticipated balance sheet growth, providing financial support to our subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to our banking subsidiaries. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios. In addition, our near-term capital management incorporates preparations for closing the USAA-IMCO transaction, including the allocation of capital to support client cash that will be added to our balance sheet.

As a result of the significant inflow of client cash in the first quarter of 2020, our consolidated Tier 1 Leverage Ratio declined from 7.3% at year-end 2019 to 6.9% at March 31, 2020. While we continue to maintain our long-term operating objective of 6.75%-7.00%, our Tier 1 Leverage Ratio is likely to decline further into the buffer we maintain between our long-term operating objective and our regulatory requirement. Moreover, our Tier 1 Leverage Ratio may remain below the level seen at March 31, 2020 in coming quarters before returning to our operating objective over time. We expect to continue managing our capital position in accordance with our policy and strategy described above and in further detail in the 2019 Form 10-K.

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2019 Form 10-K and in Item 1 – Note 14. As of March 31, 2020, CSC and CSB are considered well capitalized.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s consolidated and CSB’s capital ratios as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (1)		December 31, 2019 (1)
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$26,270	$18,862	$21,745	$14,832
Less:
Preferred stock	2,793	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$23,477	$18,862	$18,952	$14,832
Less:
Goodwill, net of associated deferred tax liabilities	$1,184	$13	$1,184	$13
Other intangible assets, net of associated deferred tax liabilities	97	—	104	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	4	—	4	—
Accumulated other comprehensive income (AOCI) adjustment (1)	3,995	3,436	—	—
Common Equity Tier 1 Capital	$18,197	$15,413	$17,660	$14,819
Tier 1 Capital	$20,990	$15,413	$20,453	$14,819
Total Capital	21,023	15,445	20,472	14,837
Risk-Weighted Assets	99,039	78,082	90,512	71,521
Total Leverage Exposure	310,299	228,916	286,813	216,582
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.4%	19.7%	19.5%	20.7%
Tier 1 Capital/Risk-Weighted Assets	21.2%	19.7%	22.6%	20.7%
Total Capital/Risk-Weighted Assets	21.2%	19.8%	22.6%	20.7%
Tier 1 Leverage Ratio	6.9%	6.9%	7.3%	7.1%
Supplementary Leverage Ratio	6.8%	6.7%	7.1%	6.8%
(1) In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020. Therefore, AOCI is excluded from the amounts and ratios presented as of March 31, 2020. In 2019, CSC and CSB were required to include all components of AOCI in regulatory capital; the amounts and ratios for December 31, 2019 are presented on this basis.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve to declare dividends to CSC.

As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule. At March 31, 2020, CS&Co was in compliance with its net capital requirements.

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

Cash dividends paid and per share amounts for the first three months of 2020 and 2019 are as follows:

	2020		2019
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$233	$0.18	$228	$0.17
Series A Preferred Stock (1)	14	35.00	14	35.00
Series C Preferred Stock (2)	9	15.00	9	15.00
Series D Preferred Stock (2)	11	14.88	11	14.88
Series E Preferred Stock (3)	14	2,312.50	14	2,312.50
Series F Preferred Stock (4)	—	—	—	—
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the first quarter of 2020, leaving $1.8 billion remaining on our existing authorization as of March 31, 2020.

OTHER

Foreign Exposure
At March 31, 2020, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2020, the fair value of these holdings totaled $8.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.6 billion, the Netherlands at $834 million, and Sweden at $675 million. In addition, Schwab had outstanding margin loans to foreign residents of $909 million at March 31, 2020.

Off-Balance Sheet Arrangements
Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Note 5, Note 6, Note 8, Note 9, and Note 10, and Item 8 – Note 14 in the 2019 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2019 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2020.

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Revenues
Interest revenue	$1,708	$1,998
Interest expense	(136)	(317)
Net interest revenue	1,572	1,681
Asset management and administration fees	827	755
Trading revenue (1)	188	217
Other (1)	30	70
Total net revenues	2,617	2,723
Expenses Excluding Interest
Compensation and benefits	897	850
Professional services	182	170
Occupancy and equipment	142	131
Advertising and market development	67	69
Communications	75	62
Depreciation and amortization	96	83
Regulatory fees and assessments	34	32
Other	77	62
Total expenses excluding interest	1,570	1,459
Income before taxes on income	1,047	1,264
Taxes on income	252	300
Net Income	795	964
Preferred stock dividends and other (2)	38	39
Net Income Available to Common Stockholders	$757	$925
Weighted-Average Common Shares Outstanding:
Basic	1,287	1,333
Diluted (3)	1,294	1,344
Earnings Per Common Shares Outstanding:
Basic	$.59	$.69
Diluted (3)	$.58	$.69

(1) In the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 19 million and 16 million shares for the first quarters of 2020 and 2019, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$795	$964
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	5,151	227
Other reclassifications included in other revenue	—	(1)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	12
Other comprehensive income (loss), before tax	5,151	238
Income tax effect	(1,244)	(57)
Other comprehensive income (loss), net of tax	3,907	181
Comprehensive Income	$4,702	$1,145

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$68,458	$29,345
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $17,044 at March 31, 2020 and $9,028 at December 31, 2019)	34,309	20,483
Receivables from brokerage clients — net	19,001	21,767
Available for sale securities (amortized cost of $215,873 and $61,155 at March 31, 2020 and December 31, 2019, respectively)	221,232	61,422
Held to maturity securities	—	134,706
Bank loans — net	19,521	18,212
Equipment, office facilities, and property — net	2,291	2,128
Goodwill	1,227	1,227
Other assets	4,740	4,715
Total assets	$370,779	$294,005
Liabilities and Stockholders’ Equity
Bank deposits	$277,477	$220,094
Payables to brokerage clients	49,251	39,220
Accrued expenses and other liabilities	9,259	5,516
Long-term debt	8,522	7,430
Total liabilities	344,509	272,260
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $2,850	2,793	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,714	4,656
Retained earnings	20,487	19,960
Treasury stock, at cost — 200,222,755 shares at March 31, 2020 and 201,818,100 shares at December 31, 2019	(5,734)	(5,767)
Accumulated other comprehensive income (loss)	3,995	88
Total stockholders’ equity	26,270	21,745
Total liabilities and stockholders’ equity	$370,779	$294,005

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2018	$2,793	1,488	$15	$4,499	$17,329	$(3,714)	$(252)	$20,670
Net income	—	—	—	—	964	—	—	964
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	181	181
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.17 per share	—	—	—	—	(228)	—	—	(228)
Stock option exercises and other	—	—	—	(14)	—	40	—	26
Share-based compensation	—	—	—	53	—	—	—	53
Other	—	—	—	10	(14)	(3)	—	(7)
Balance at March 31, 2019	$2,793	1,488	$15	$4,548	$18,017	$(3,677)	$(71)	$21,625

Balance at December 31, 2019	$2,793	1,488	$15	$4,656	$19,960	$(5,767)	$88	$21,745
Net income	—	—	—	—	795	—	—	795
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,907	3,907
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.18 per share	—	—	—	—	(233)	—	—	(233)
Stock option exercises and other	—	—	—	(8)	—	31	—	23
Share-based compensation	—	—	—	56	—	—	—	56
Other	—	—	—	10	(1)	2	—	11
Balance at March 31, 2020	$2,793	1,488	$15	$4,714	$20,487	$(5,734)	$3,995	$26,270

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$795	$964
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	56	56
Depreciation and amortization	96	83
Premium amortization, net, on available for sale and held to maturity securities	190	68
Other	83	33
Net change in:
Investments segregated and on deposit for regulatory purposes	(3,810)	(1,520)
Receivables from brokerage clients	2,763	1,121
Other assets	187	(58)
Payables to brokerage clients	10,031	(3,025)
Accrued expenses and other liabilities	(273)	(317)
Net cash provided by (used for) operating activities	10,118	(2,595)
Cash Flows from Investing Activities
Purchases of available for sale securities	(27,769)	(1,132)
Proceeds from sales of available for sale securities	69	10,652
Principal payments on available for sale securities	10,191	6,039
Purchases of held to maturity securities	—	(1,235)
Principal payments on held to maturity securities	—	3,996
Net change in bank loans	(1,327)	81
Purchases of equipment, office facilities, and property	(156)	(139)
Purchases of Federal Home Loan Bank stock	—	(2)
Purchases of Federal Reserve stock	(182)	—
Other investing activities	(22)	25
Net cash provided by (used for) investing activities	(19,196)	18,285
Cash Flows from Financing Activities
Net change in bank deposits	57,383	(11,969)
Issuance of long-term debt	1,089	—
Dividends paid	(281)	(276)
Proceeds from stock options exercised	23	26
Other financing activities	(6)	(10)
Net cash provided by (used for) financing activities	58,208	(12,229)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	49,130	3,461
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	45,577	38,227
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$94,707	$41,688

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Three Months Ended March 31,
	2020	2019
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$136,099	$8,771
Securities purchased during the period but settled after period end	$2,634	$—
Additions of equipment, office facilities, and property	$94	$42
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$—	$52
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$169	$336
Income taxes	$20	$23
Amounts included in the measurement of lease liabilities	$37	$32
Leased assets obtained in exchange for new operating lease liabilities	$64	$28

	March 31, 2020	March 31, 2019
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$68,458	$32,558
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	26,249	9,130
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$94,707	$41,688
(1) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 14.

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

Principal business subsidiaries of CSC include the following:

•	Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;

•	Charles Schwab Bank, SSB (CSB), our principal banking entity; and

•	Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2019 Form 10-K.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue in the condensed consolidated statements of income. Prior period amounts have been reclassified to reflect this change.
The significant accounting policies are included in Note 2 in the 2019 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2020, except as described in Note 2 below.

2.    Summary of Significant Accounting Policies

Cash and investments segregated and on deposit for regulatory purposes

Pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 and other applicable regulations, Schwab maintains cash or qualified securities in segregated reserve accounts for the exclusive benefit of clients. Cash and investments segregated and on deposit for regulatory purposes include resale agreements, which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities. Certificates of deposit and U.S. Government securities are recorded at fair value.

Schwab applies the practical expedient based on collateral maintenance provisions under Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses, in estimating an allowance for credit losses for resale agreements. This practical expedient can be applied for financial assets with collateral maintenance provisions requiring the borrower to continually adjust the amount of the collateral securing the financial assets as a result of fair value changes in the collateral. In accordance with the practical expedient, when the Company reasonably expects that borrowers (or counterparties, as applicable) will replenish the collateral as required, there is no expectation of credit losses when the collateral’s fair value is greater than the amortized cost of the financial asset. If the amortized cost exceeds the fair value of collateral, then credit losses are estimated only on the unsecured portion.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Receivables from brokerage clients

Receivables from brokerage clients include margin loans to securities brokerage clients and other trading receivables from clients. Margin loans are collateralized by client securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires clients to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for margin loans. An allowance for credit losses on unsecured or partially secured receivables from brokerage clients is estimated based on the aging of those receivables. Unsecured balances due to confirmed fraud are reserved immediately. The Company’s policy is to charge off any delinquent margin loans, including the accrued interest on such loans, no later than at 90 days past due. Accrued interest charged off is recognized as credit loss expense and is included in other expenses in the condensed consolidated statements of income. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in accordance with federal regulations. The collateral is not reflected in the consolidated financial statements. The allowance for credit losses for receivables from brokerage clients and related activity were immaterial for all periods presented.

AFS investment securities

AFS investment securities are recorded at fair value and unrealized gains and losses, other than losses related to credit factors, are reported, net of taxes, in AOCI included in stockholders’ equity. Realized gains and losses from sales of AFS investment securities are determined on a specific identification basis and are included in other revenue.

An AFS investment security is impaired if the fair value of the security is less than its amortized cost basis. Management evaluates AFS debt investment securities with unrealized losses to determine whether the security impairment has resulted from a credit loss or other factors. This evaluation is performed quarterly on an individual security basis.

The evaluation of whether credit loss exists is inherently judgmental. This evaluation considers multiple factors including: the financial condition of the issuer; the payment structure of the security; external credit ratings; our internal credit ratings; the security’s market implied credit spread; for asset-backed securities, the amount of credit support provided by the structure of the security to absorb credit losses on the underlying collateral; recent events specific to the issuer and the issuer’s industry; and whether all scheduled principal and interest payments have been received.

If management determines that the impairment of an AFS debt investment security (or a portion of the impairment) is related to credit losses, an allowance for credit losses will be recorded for that security through a charge to earnings. The allowance for credit losses is measured as the difference between the amortized cost and the present value of expected cash flows and is limited to the difference between amortized cost and the fair value of the security. The Company estimates credit losses on a discounted cash flow basis using the security’s effective interest rate. Changes in the allowance for credit losses will be recorded through earnings in the period of the change.

If it is determined that the Company intends to sell the impaired security or if it is more likely than not that the Company will be required to sell such security before any anticipated recovery of the amortized cost basis, any allowance for credit losses of that security will be written off and the amortized cost basis of the security will be written down to fair value with any incremental impairment recorded through earnings.

The Company excludes accrued interest from the fair value and the amortized cost basis of the AFS debt investment securities for the purposes of identifying and measuring impairment of the securities. AFS debt investment securities are placed on nonaccrual status on a timely basis and any accrued interest receivable is reversed through interest income.

Securities borrowed and securities loaned

Securities borrowed transactions require Schwab to deliver cash to the lender in exchange for securities; the receivables from these transactions are included in other assets on the condensed consolidated balance sheets. For securities loaned, Schwab receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned; the payables from these transactions are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The market value of securities borrowed and loaned are monitored, with additional collateral obtained or refunded to ensure full

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

collateralization. Fees received or paid are recorded in interest revenue or interest expense. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for securities borrowed receivables.

Bank loans and related allowance for credit losses

Bank loans are recorded at their contractual principal amounts and include unamortized direct origination costs or net purchase discounts or premiums. Direct origination costs and premiums and discounts are recognized in interest revenue using the effective interest method over the contractual life of the loan and are adjusted for actual prepayments. Additionally, management estimates an allowance for credit losses, which is deducted from the amortized cost basis of loans to arrive at the amount expected to be collected. The bank loan portfolio includes four loan types: First Mortgages, HELOCs, pledged asset lines (PALs), and other loans. We use these segments when developing and documenting our methodology for determining the allowance for credit losses.

Schwab records an allowance for credit losses through a charge to earnings based on our estimate of current expected credit losses for the existing portfolio. We review the allowance for credit losses quarterly, taking into consideration current economic conditions, reasonable and supportable forecasts, the composition of the existing loan portfolio, past loss experience, and any other risks inherent in the portfolio to ensure that the allowance for credit losses is maintained at an appropriate level.

PALs are collateralized by marketable securities with liquid markets. Credit lines are over-collateralized and borrowers are required to maintain collateral at specified levels at all times. The required collateral levels are determined based on the type of security pledged. Additionally, collateral market value is monitored on a daily basis and a borrower’s credit line may be reduced or collateral may be liquidated if the collateral is in danger of falling below specified levels. As such, the credit loss inherent within this portfolio is limited. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for PALs.

The methodology to establish an allowance for credit losses for First Mortgages and HELOCs utilizes statistical models that estimate prepayments, defaults, and expected losses for these loan segments based on predicted behavior of individual loans within the segments. The methodology also evaluates concentrations in the loan types, including loan products within those types, year of origination, and geographical distribution of collateral.

Expected credit losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio (Estimated Current LTV) of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, interest rates, and unemployment rate. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience adjusted for current trends and market information, which includes current and forecast conditions. Loss severity (i.e., loss given default) estimates are based on our historical loss experience and market trends, both current and forecast. The loss severity estimate used in the allowance for credit loss methodology for HELOC loans is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. The unemployment rate forecast is typically based on the recent consensus of regularly published economic surveys. Linear interpolation is applied to revert to long-term trends after the reasonable and supportable forecast period.

The methodology described above results in loss factors that are applied to the amortized cost basis of loans, exclusive of accrued interest receivable, to determine the allowance for credit losses for First Mortgages and HELOCs.

Management also estimates a liability for expected credit losses on the Company’s commitments to extend credit related to unused HELOCs and commitments to purchase first mortgages. See Note 9 for additional information on these commitments. The liability is calculated by applying the loss factors described above to the commitments expected to be funded and is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The liability for expected credit losses on these commitments and related activity were immaterial for all periods presented.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Schwab considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be troubled debt restructurings (TDRs).

Nonaccrual and Nonperforming loans

First Mortgages, HELOCs, PALs, and other loans are considered past due when a payment is due and unpaid for 30 days. Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain, including loans to borrowers who have filed for bankruptcy. HELOC loans secured by a second lien are placed on non-accrual status if the associated first lien is 90 days or more delinquent, regardless of the payment status of the HELOC. When a loan is placed on nonaccrual status, the accrued interest receivable is written off by reversing interest income and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. Generally, a nonaccrual loan may be returned to accrual status when all delinquent interest and principal is repaid and the borrower demonstrates a sustained period of performance, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful. Loans on nonaccrual status and other real estate owned are considered nonperforming assets.

Loan Charge-Offs

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for credit losses and the loan balance. Our charge-off policy for First Mortgage and HELOC loans is to assess the value of the property when the loan has been delinquent for 180 days or has been discharged in bankruptcy proceedings, regardless of whether the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. The Company’s policy for PALs is to charge off any delinquent loans no later than at 90 days past due.

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
January 1, 2020
The Company adopted CECL as of January 1, 2020 using the modified retrospective method. The adoption of CECL resulted in an immaterial increase in the Company’s allowance for credit losses and an increase in the liability for expected credit losses on commitments to extend credit, both primarily related to First Mortgages and HELOCs. The adoption impact was recorded as an adjustment to retained earnings as of the date of adoption.

ASU 2018-15, “Intangibles– Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”

Aligns the criteria for capitalizing implementation costs for cloud computing arrangements (CCA) that are service contracts with internal-use software that is developed or purchased and CCAs that include an internal-use software license. This guidance requires that the capitalized implementation costs be recognized over the period of the CCA service contract, subject to impairment evaluation on an ongoing basis.

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
ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
Provides optional expedients and exceptions for applying existing accounting guidance to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, including simplifying accounting analyses for contract modifications.

This guidance only applies to the items listed above if they reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and only for a limited period of time. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions subject to the same accounting guidance that would have otherwise been applied.

Once elected, the amendments must be applied prospectively.
N/A. Effective March 12, 2020 through December 31, 2022
The Company is evaluating the expedients and exceptions provided by this guidance. The elected amendments will be applied prospectively and the Company is currently evaluating the potential impacts on its consolidated financial statements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2020	2019
Net interest revenue
Interest revenue	$1,708	$1,998
Interest expense	(136)	(317)
Net interest revenue	1,572	1,681
Asset management and administration fees
Mutual funds, ETFs, and CTFs	452	414
Advice solutions	312	278
Other	63	63
Asset management and administration fees	827	755
Trading revenue
Commissions	113	163
Principal transactions	20	22
Order flow revenue (1)	55	32
Trading revenue (1)	188	217
Other (1)	30	70
Total net revenues	$2,617	$2,723

(1) In the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 15. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Contract balances
Receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606) were $588 million at March 31, 2020 and $356 million at December 31, 2019 and were recorded in other assets on the condensed consolidated balance sheets. Schwab did not have any other significant contract assets or contract liability balances as of March 31, 2020 or December 31, 2019.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are as follows:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$173,812	$6,007	$224	$179,595
Asset-backed securities (1)	23,077	49	645	22,481
Corporate debt securities (2)	11,192	136	106	11,222
U.S. Treasury securities	3,616	48	—	3,664
U.S. state and municipal securities	1,493	96	11	1,578
Non-agency commercial mortgage-backed securities	1,215	16	5	1,226
Certificates of deposit	1,000	3	5	998
Commercial paper (2,3)	397	—	1	396
Foreign government agency securities	50	1	—	51
Other	21	—	—	21
Total available for sale securities	$215,873	$6,356	$997	$221,232

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$45,964	$312	$121	$46,155
Corporate debt securities (2)	5,427	57	—	5,484
Asset-backed securities (1)	4,970	30	13	4,987
U.S. Treasury securities	3,387	3	6	3,384
Certificates of deposit	1,000	4	—	1,004
Commercial paper (2,3)	394	1	—	395
Non-agency commercial mortgage-backed securities	13	—	—	13
Total available for sale securities	$61,155	$407	$140	$61,422
Held to maturity securities
U.S. agency mortgage-backed securities	$109,325	$1,521	$280	$110,566
Asset-backed securities (1)	17,806	50	85	17,771
Corporate debt securities (2)	4,661	57	—	4,718
U.S. state and municipal securities	1,301	103	—	1,404
Non-agency commercial mortgage-backed securities	1,119	22	—	1,141
U.S. Treasury securities	223	5	—	228
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	—	50
Other	21	—	—	21
Total held to maturity securities	$134,706	$1,758	$365	$136,099

(1) Approximately 42% and 43% of asset-backed securities held as of March 31, 2020 and December 31, 2019, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 43% and 42% of the asset-backed securities held as of March 31, 2020 and December 31, 2019, respectively.
(2) As of March 31, 2020 approximately 32% of the total AFS, and as of December 31, 2019 approximately 32%, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $4.1 billion and $2.5 billion of AFS commercial paper as of March 31, 2020 and December 31, 2019, respectively. These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

In October 2019, the Federal Reserve issued a final enhanced prudential standards rule, and the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC jointly issued a final regulatory capital and liquidity rule. With total consolidated assets of $294.0 billion at December 31, 2019, CSC is designated as a Category III firm pursuant to the framework established by the final rules. Accordingly, the Company opted to exclude AOCI from its regulatory capital as permitted by the regulatory capital and liquidity rule beginning January 1, 2020. In accordance with ASC 320 and as of January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $134.7 billion and a total net unrealized gain of $1.4 billion.

At March 31, 2020, our banking subsidiaries had pledged securities with a fair value of $35.7 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 8). Our banking

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $8.2 billion as collateral for this facility at March 31, 2020. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.1 billion at March 31, 2020.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total

March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
Asset-backed securities	$15,852	$515	$2,638	$130	$18,490	$645
U.S. agency mortgage-backed securities	11,077	100	11,661	124	22,738	224
Corporate debt securities	4,835	106	—	—	4,835	106
Certificates of deposit	795	5	—	—	795	5
Non-agency commercial mortgage-backed securities	397	5	12	—	409	5
Commercial paper	396	1	—	—	396	1
U.S. state and municipal securities	182	11	—	—	182	11
Total	$33,534	$743	$14,311	$254	$47,845	$997

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$16,023	$94	$6,592	$27	$22,615	$121
Asset-backed securities	960	6	298	7	1,258	13
U.S. Treasury securities	510	—	1,243	6	1,753	6
Total	$17,493	$100	$8,133	$40	$25,626	$140
Held to maturity securities
U.S. agency mortgage-backed securities	$16,183	$100	$18,910	$180	$35,093	$280
Asset-backed securities	7,507	63	2,898	22	10,405	85
Total	$23,690	$163	$21,808	$202	$45,498	$365
Total securities with unrealized losses	$41,183	$263	$29,941	$242	$71,124	$505

At March 31, 2020, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

The Company had $489 million of accrued interest receivable as of March 31, 2020 for AFS securities, and $471 million of accrued interest receivable for AFS and HTM securities as of December 31, 2019. These amounts are excluded from the amortized cost basis of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the three months ended March 31, 2020, or write-offs of accrued interest receivable on AFS securities or HTM securities during the year ended December 31, 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Please refer to Note 2 for a description of management’s quarterly evaluation of AFS securities in unrealized loss positions. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the three months ended March 31, 2020. None of the Company’s AFS securities held as of March 31, 2020 had an allowance for credit losses. No amounts were recognized as OTTI in earnings or other comprehensive income during the year ended December 31, 2019, and as of December 31, 2019, Schwab did not hold any securities on which OTTI was previously recognized.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS securities are as follows:

March 31, 2020	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,158	$18,885	$51,687	$107,865	$179,595
Asset-backed securities	43	7,818	6,091	8,529	22,481
Corporate debt securities	2,410	7,612	1,200	—	11,222
U.S. Treasury securities	2,834	830	—	—	3,664
U.S. state and municipal securities	—	98	603	877	1,578
Non-agency commercial mortgage-backed securities	—	—	—	1,226	1,226
Certificates of deposit	702	296	—	—	998
Commercial paper	396	—	—	—	396
Foreign government agency securities	—	51	—	—	51
Other	—	—	—	21	21
Total fair value	$7,543	$35,590	$59,581	$118,518	$221,232
Total amortized cost	$7,531	$35,024	$57,258	$116,060	$215,873

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended March 31,

	2020	2019
Proceeds	$69	$10,652
Gross realized gains	—	3
Gross realized losses	—	2

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by loan type is as follows:

March 31, 2020	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
First Mortgages (1,2)	$12,751	$32	$3	$12	$47	$12,798	$21	$12,777
HELOCs (1,2)	1,055	2	1	9	12	1,067	4	1,063
Pledged asset lines	5,458	6	3	—	9	5,467	—	5,467
Other	216	—	—	2	2	218	4	214
Total bank loans	$19,480	$40	$7	$23	$70	$19,550	$29	$19,521

December 31, 2019
First Mortgages (1,2)	$11,665	$24	$4	$11	$39	$11,704	$11	$11,693
HELOCs (1,2)	1,105	2	1	9	12	1,117	4	1,113
Pledged asset lines	5,202	4	—	—	4	5,206	—	5,206
Other	201	—	—	2	2	203	3	200
Total bank loans	$18,173	$30	$5	$22	$57	$18,230	$18	$18,212

(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $77 million and $74 million at March 31, 2020 and December 31, 2019, respectively.
(2) At March 31, 2020 and December 31, 2019, 45% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2020 or December 31, 2019.

At March 31, 2020, CSB had pledged $11.9 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

	March 31, 2020				March 31, 2019
Three Months Ended	First Mortgages	HELOCs	Other	Total (1)	First Mortgages	HELOCs	Other	Total (1)
Balance at beginning of period	$11	$4	$3	$18	$14	$5	$2	$21
Adoption of ASU 2016-13	1	—	—	1	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	1	—	1
Provision for credit losses	9	—	1	10	—	(1)	—	(1)
Balance at end of period	$21	$4	$4	$29	$14	$5	$2	$21
Note:    Substantially all of the bank loans were collectively evaluated for impairment at December 31, 2019.
(1) All PALs were fully collateralized by securities with fair values in excess of borrowings as of each period presented.

While credit quality metrics and overall performance of the bank loans portfolio remain strong, a higher estimate of expected losses on First Mortgages in the first quarter of 2020 reflects management’s recognition of rapidly deteriorating economic conditions related to the impact of the COVID-19 pandemic and measures introduced by the federal, state, and local authorities to combat it. Management’s reasonable and supportable forecast period is 2020-2021 and includes a sharp increase in the unemployment rate in the second quarter of 2020 and a moderate decline in home prices through the remainder of 2020, with reversion to long-term trends after 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	March 31, 2020	December 31, 2019
Nonaccrual loans (1)	$23	$22
Other real estate owned (2)	1	1
Total nonperforming assets	24	23
Troubled debt restructurings	2	2
Total nonperforming assets and troubled debt restructurings	$26	$25
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
March 31, 2020	2020	2019	2018	2017	2016	pre-2016	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$—	$—	$—	$3	$3	$—	$—	$—
620 – 679	11	14	6	14	19	20	84	2	4	6
680 – 739	222	480	193	278	271	369	1,813	108	100	208
≥740	1,719	3,498	886	1,447	1,689	1,659	10,898	482	371	853
Total	$1,952	$3,992	$1,085	$1,739	$1,979	$2,051	$12,798	$592	$475	$1,067
Origination LTV
≤70%	$1,578	$3,120	$771	$1,290	$1,669	$1,453	$9,881	$432	$331	$763
>70% – ≤90%	374	872	314	449	310	594	2,913	160	139	299
>90% – ≤100%	—	—	—	—	—	4	4	—	5	5
Total	$1,952	$3,992	$1,085	$1,739	$1,979	$2,051	$12,798	$592	$475	$1,067
Weighted Average Updated FICO
<620	$4	$5	$3	$5	$4	$24	$45	$5	$14	$19
620 – 679	14	49	23	23	21	54	184	14	21	35
680 – 739	192	385	135	184	177	264	1,337	84	75	159
≥740	1,742	3,553	924	1,527	1,777	1,709	11,232	489	365	854
Total	$1,952	$3,992	$1,085	$1,739	$1,979	$2,051	$12,798	$592	$475	$1,067
Estimated Current LTV (1)
≤70%	$1,578	$3,168	$884	$1,646	$1,956	$2,026	$11,258	$558	$450	$1,008
>70% – ≤90%	374	824	199	93	23	22	1,535	34	20	54
>90% – ≤100%	—	—	2	—	—	2	4	—	3	3
>100%	—	—	—	—	—	1	1	—	2	2
Total	$1,952	$3,992	$1,085	$1,739	$1,979	$2,051	$12,798	$592	$475	$1,067
Percent of Loans on Nonaccrual Status	0.03%	0.03%	0.03%	0.05%	0.08%	0.34%	0.09%	0.14%	1.69%	0.84%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

March 31, 2020	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$5,467	769	—
(1) Represents the LTV for the full line of credit (drawn and undrawn).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2019	2019	2018	2017	2016	pre-2016	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$—	$—	$3	$3	$—	$—	$—
620 – 679	12	6	14	20	25	77	1	4	5
680 – 739	478	220	304	290	421	1,713	114	105	219
≥740	3,512	1,058	1,593	1,839	1,909	9,911	496	397	893
Total	$4,002	$1,284	$1,911	$2,149	$2,358	$11,704	$611	$506	$1,117
Origination LTV
≤70%	$3,104	$906	$1,427	$1,812	$1,679	$8,928	$444	$354	$798
>70% – ≤90%	898	378	484	337	676	2,773	167	147	314
>90% – ≤100%	—	—	—	—	3	3	—	5	5
Total	$4,002	$1,284	$1,911	$2,149	$2,358	$11,704	$611	$506	$1,117
Weighted Average Updated FICO
<620	$5	$4	$5	$3	$25	$42	$6	$15	$21
620 – 679	45	36	32	26	68	207	18	22	40
680 – 739	474	153	213	199	307	1,346	92	80	172
≥740	3,478	1,091	1,661	1,921	1,958	10,109	495	389	884
Total	$4,002	$1,284	$1,911	$2,149	$2,358	$11,704	$611	$506	$1,117
Estimated Current LTV (1)
≤70%	$3,125	$1,018	$1,790	$2,119	$2,330	$10,382	$578	$478	$1,056
>70% – ≤90%	877	265	121	30	27	1,320	33	23	56
>90% – ≤100%	—	1	—	—	1	2	—	3	3
>100%	—	—	—	—	—	—	—	2	2
Total	$4,002	$1,284	$1,911	$2,149	$2,358	$11,704	$611	$506	$1,117
Percent of Loans on Nonaccrual Status	0.04%	0.04%	0.04%	0.08%	0.25%	0.09%	0.19%	1.57%	0.83%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

December 31, 2019	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$5,206	766	—

(1) Represents the LTV for the full line of credit (drawn and undrawn).

At March 31, 2020, First Mortgage loans of $11.4 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 25% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 72% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.
At March 31, 2020 and December 31, 2019, Schwab had $46 million of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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
The following table presents HELOCs converted to amortizing loans during each period presented:

Three Months Ended	March 31, 2020	March 31, 2019
HELOCs converted to amortizing loans	$11	$25

The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2020	Balance
Converted to an amortizing loan by period end	$475
Within 1 year	43
> 1 year – 3 years	83
> 3 years – 5 years	138
> 5 years	328
Total	$1,067

At March 31, 2020, $867 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2020, the borrowers on approximately 53% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of March 31, 2020 and December 31, 2019, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of those are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2020			December 31, 2019
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$513	$261	$513	$516	$275	$516
Other CRA investments (2)	117	—	152	120	—	154
Total	$630	$261	$665	$636	$275	$670
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheets.
(2) Other CRA investments are recorded using either the adjusted cost method, equity method, held for investment loans at amortized cost, or as AFS securities. Aggregate assets are included in AFS securities, bank loans – net, or other assets on the condensed consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2020 and 2023. During the three months ended March 31, 2020 and year ended

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2019, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2020	December 31, 2019
Interest-bearing deposits:
Deposits swept from brokerage accounts	$257,370	$201,531
Checking	13,657	12,650
Savings and other	5,750	5,168
Total interest-bearing deposits	276,777	219,349
Non-interest-bearing deposits	700	745
Total bank deposits	$277,477	$220,094

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

8.    Borrowings

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of March 31, 2020 and December 31, 2019.

	Date of	Principal Amount Outstanding
	Issuance	March 31, 2020	December 31, 2019
Fixed-rate Senior Notes:
4.450% due July 22, 2020	07/22/10	$700	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	—
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
4.625% due March 22, 2030	03/24/20	500	—
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	600
Total Senior Notes		8,581	7,481
Unamortized discount — net		(14)	(14)
Debt issuance costs		(45)	(37)
Total long-term debt		$8,522	$7,430

Annual maturities on long-term debt outstanding at March 31, 2020 are as follows:

Maturities
2020	$700
2021	1,200
2022	256
2023	800
2024	500
Thereafter	5,125
Total maturities	8,581
Unamortized discount — net	(14)
Debt issuance costs	(45)
Total long-term debt	$8,522

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

securities that are pledged as collateral. As of March 31, 2020 and December 31, 2019, the collateral pledged provided a total borrowing capacity of $43.6 billion and $34.2 billion, respectively, of which no amounts were outstanding at the end of either period.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $35 million at March 31, 2020 and December 31, 2019.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of March 31, 2020 and December 31, 2019, the collateral pledged provided total borrowing capacity of $8.2 billion and $8.5 billion, respectively, of which no amounts were outstanding at the end of either period.

During the first quarter of 2020, CSB and CSPB became members of the Federal Reserve. As a condition of our Federal Reserve membership, we are required to hold Federal Reserve stock, which totaled $182 million at March 31, 2020.

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $2.2 billion and $411 million during the first quarters of 2020 and 2019, respectively. CSB purchased HELOCs with commitments of $107 million and $62 million during the first quarters of 2020 and 2019, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	March 31, 2020	December 31, 2019
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$9,708	$10,753
Commitments to purchase First Mortgage loans	3,095	1,521
Total	$12,803	$12,274

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At March 31, 2020, the aggregate face amount of these LOCs totaled $20 million. There were no funds drawn under any of these LOCs at March 31, 2020. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

Schwab also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. Schwab’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. At March 31, 2020, amounts posted as collateral with such clearing houses and exchanges included $212 million of U.S. Treasury securities, which are included in other assets on the condensed consolidated balance sheet. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

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

Schwab believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are matters in which there is a reasonable possibility of a material loss, or where the matter may otherwise be of significant interest to stockholders. Unless noted, the Company is unable to provide a reasonable estimate of any potential liability given the stage of proceedings in the matter. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear reasonably possible that the outcome of any such matter would be material to the financial condition, operating results, or cash flows of the Company.

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

TD Ameritrade Acquisition Litigation: Since March 10, 2020, six lawsuits have been filed by purported TD Ameritrade stockholders challenging the sufficiency of disclosures in the Form S-4 Registration Statement filed on that date with the SEC in connection with Schwab’s proposed acquisition of TD Ameritrade. All six lawsuits name the members of the TD Ameritrade board of directors as defendants. Two of the lawsuits also name Schwab as a defendant. In addition to costs and fees, the lawsuits seek to enjoin the vote of TD Ameritrade stockholders and the closing of the acquisition; and in the event the transaction is consummated, to set aside the transaction and obtain rescissionary damages. The Company considers the complaints to be without merit and would expect to contest the claims in due course.

Complaints filed are as follows: Kent v. TD Ameritrade Holding Corporation et al., a putative class action filed March 18, 2020 in U.S. District Court for the District of Delaware (Schwab entities named); Stein v. TD Ameritrade Holding Corporation et al., filed March 23, 2020 in U.S. District Court for the District of Delaware; Roth v. TD Ameritrade Holding Corporation et al., filed March 30, 2020 in United States District Court for the District of New Jersey; Litwin v. TD Ameritrade Holding Corporation et al., filed April 2, 2020 in U.S. District Court for the District of New Jersey; Bernstein v. TD Ameritrade Holding Corporation et al., a putative class action filed April 6, 2020 in U.S. District Court for the District of New Jersey (CSC named); and Garrison v. TD Ameritrade Holding Corporation et al., filed April 6, 2020 in U.S District Court for the Southern District of New York.

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $73 million and $719 million at March 31, 2020 and December 31, 2019, respectively. Most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
March 31, 2020
Assets
Resale agreements (1)	$17,044	$—	$17,044	$—	$(17,044)	(2)	$—
Securities borrowed (3)	78	—	78	(71)	(6)		1
Total	$17,122	$—	$17,122	$(71)	$(17,050)		$1
Liabilities
Securities loaned (4,5)	$1,335	$—	$1,335	$(71)	$(1,106)		$158
Total	$1,335	$—	$1,335	$(71)	$(1,106)		$158

December 31, 2019
Assets
Resale agreements (1)	$9,028	$—	$9,028	$—	$(9,028)	(2)	$—
Securities borrowed (3)	735	—	735	(730)	(5)		—
Total	$9,763	$—	$9,763	$(730)	$(9,033)		$—
Liabilities
Securities loaned (4,5)	$1,251	$—	$1,251	$(730)	$(445)		$76
Total	$1,251	$—	$1,251	$(730)	$(445)		$76
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At March 31, 2020 and December 31, 2019, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $17.2 billion and $9.2 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2020 and December 31, 2019.
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

	March 31, 2020	December 31, 2019
Fair value of client securities available to be pledged	$22,896	$26,685
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$4,622	$2,171
Fulfillment of client short sales	2,102	2,293
Securities lending to other broker-dealers	1,277	1,017
Total collateral pledged	$8,001	$5,481
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $104 million as of March 31, 2020 and $142 million as of December 31, 2019.

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

Our primary independent pricing service provides prices for our fixed income investments such as commercial paper; certificates of deposit; U.S. government and agency securities; state and municipal securities; corporate debt securities; asset-backed securities; foreign government agency securities; and non-agency commercial mortgage-backed securities. Such prices are based on observable trades, broker/dealer quotes, and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in material differences in the amounts recorded.

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Note 2 in the 2019 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2020 or December 31, 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

March 31, 2020	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$5,152	$—	$—	$5,152
Commercial paper	—	4,057	—	4,057
Total cash equivalents	5,152	4,057	—	9,209
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,949	—	1,949
U.S. Government securities	—	12,649	—	12,649
Total investments segregated and on deposit for regulatory purposes	—	14,598	—	14,598
Available for sale securities:
U.S. agency mortgage-backed securities	—	179,595	—	179,595
Asset-backed securities	—	22,481	—	22,481
Corporate debt securities	—	11,222	—	11,222
U.S. Treasury securities	—	3,664	—	3,664
U.S. state and municipal securities	—	1,578	—	1,578
Non-agency commercial mortgage-backed securities	—	1,226	—	1,226
Certificates of deposit	—	998	—	998
Commercial paper	—	396	—	396
Foreign government agency securities	—	51	—	51
Other	—	21	—	21
Total available for sale securities	—	221,232	—	221,232
Other assets:
Equity and bond mutual funds	379	—	—	379
U.S. Government securities	—	251	—	251
State and municipal debt obligations	—	41	—	41
Equity, corporate debt, and other securities	3	21	—	24
Total other assets	382	313	—	695
Total	$5,534	$240,200	$—	$245,734

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$59,249	$59,249	$—	$—	$59,249
Cash and investments segregated and on deposit for regulatory purposes	19,668	2,637	17,031	—	19,668
Receivables from brokerage clients — net	18,998	—	18,998	—	18,998
Bank loans — net:
First Mortgages	12,777	—	12,969	—	12,969
HELOCs	1,063	—	1,054	—	1,054
Pledged asset lines	5,467	—	5,467	—	5,467
Other	214	—	214	—	214
Total bank loans — net	19,521	—	19,704	—	19,704
Other assets	812	—	812	—	812
Liabilities
Bank deposits	$277,477	$—	$277,477	$—	$277,477
Payables to brokerage clients	49,251	—	49,251	—	49,251
Accrued expenses and other liabilities	4,648	—	4,648	—	4,648
Long-term debt	8,522	—	8,736	—	8,736

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

12.    Stockholders’ Equity
On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the three months ended March 31, 2020 and 2019.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2020	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating	Floating Annual Rate of Three-Month LIBOR plus:
	Shares Issued and Outstanding (in thousands) at			Carrying Value at
	March 31, 2020 (1)	December 31, 2019 (1)		March 31, 2020	December 31, 2019	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Total preferred stock	1,761	1,761		$2,793	$2,793
(1) Represented by depositary shares, except for Series A.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended March 31,
	2020		2019
	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$—	$—	$—	$—
Series C	9.0	15.00	9.0	15.00
Series D	11.2	14.88	11.2	14.88
Series E	13.9	2,312.50	13.9	2,312.50
Series F	—	—	—	—
Total	$34.1		$34.1

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

13.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2020			2019
Three Months Ended March 31,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$5,151	$(1,244)	$3,907	$227	$(54)	$173
Other reclassifications included in other revenue	—	—	—	(1)	—	(1)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	—	—	12	(3)	9
Other comprehensive income (loss)	$5,151	$(1,244)	$3,907	$238	$(57)	$181
AOCI balances are as follows:

Total AOCI
Balance at December 31, 2018	$(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	154
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	19
Other reclassifications included in other revenue	(1)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	9
Balance at March 31, 2019	$(71)

Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	2,850
Net unrealized gain on securities transferred to available for sale from held to maturity (2)	1,057
Balance at March 31, 2020	$3,995
(1) In the first quarter of 2019, the Company made an election to transfer a portion of its HTM securities to AFS as part of its adoption of ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The transfer resulted in a net of tax increase to AOCI of $19 million.
(2) On January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category. The transfer resulted in a net of tax increase to AOCI of $1.1 billion. See Note 4 for additional discussion on the 2020 transfer of HTM securities to AFS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

14.    Regulatory Requirements

At March 31, 2020, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$18,197	18.4%	N/A		$4,457	4.5%
Tier 1 Risk-Based Capital	20,990	21.2%	N/A		5,942	6.0%
Total Risk-Based Capital	21,023	21.2%	N/A		7,923	8.0%
Tier 1 Leverage	20,990	6.9%	N/A		12,137	4.0%
Supplementary Leverage Ratio	20,990	6.8%	N/A		9,309	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$15,413	19.7%	$5,075	6.5%	$3,514	4.5%
Tier 1 Risk-Based Capital	15,413	19.7%	6,247	8.0%	4,685	6.0%
Total Risk-Based Capital	15,445	19.8%	7,808	10.0%	6,247	8.0%
Tier 1 Leverage	15,413	6.9%	11,114	5.0%	8,891	4.0%
Supplementary Leverage Ratio	15,413	6.7%	N/A	N/A	6,867	3.0%

December 31, 2019
CSC
Common Equity Tier 1 Risk-Based Capital	$17,660	19.5%	N/A		$4,073	4.5%
Tier 1 Risk-Based Capital	20,453	22.6%	N/A		5,431	6.0%
Total Risk-Based Capital	20,472	22.6%	N/A		7,241	8.0%
Tier 1 Leverage	20,453	7.3%	N/A		11,189	4.0%
Supplementary Leverage Ratio	20,453	7.1%	N/A		8,604	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$14,819	20.7%	$4,649	6.5%	$3,218	4.5%
Tier 1 Risk-Based Capital	14,819	20.7%	5,722	8.0%	4,291	6.0%
Total Risk-Based Capital	14,837	20.7%	7,152	10.0%	5,722	8.0%
Tier 1 Leverage	14,819	7.1%	10,486	5.0%	8,389	4.0%
Supplementary Leverage Ratio	14,819	6.8%	N/A	N/A	6,497	3.0%
(1) In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020. Therefore, AOCI is excluded from the amounts and ratios presented as of March 31, 2020. In 2019, CSC and CSB were required to include all components of AOCI in regulatory capital; the amounts and ratios for December 31, 2019 are presented on this basis.
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical capital buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2020, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2020, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2020 that management believes have changed CSB’s capital category.

At March 31, 2020, the balance sheets of CSPB and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $22.4 billion and $10.7 billion, respectively. Based on their regulatory capital ratios, at March 31, 2020, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Net capital and net capital requirements for CS&Co are as follows:

	March 31, 2020	December 31, 2019
Net Capital	$3,472	$3,700
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	419	446
Net Capital in excess of required net capital	$3,053	$3,254

Pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at March 31, 2020. The SEC Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

15.    Segment Information
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
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Net Revenues
Net interest revenue	$1,128	$1,195	$444	$486	$1,572	$1,681
Asset management and administration fees	600	533	227	222	827	755
Trading revenue (1)	119	141	69	76	188	217
Other (1)	20	42	10	28	30	70
Total net revenues	1,867	1,911	750	812	2,617	2,723
Expenses Excluding Interest	1,154	1,062	416	397	1,570	1,459
Income before taxes on income	$713	$849	$334	$415	$1,047	$1,264
(1) In the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

16.    Subsequent Event
On April 30, 2020, the Company issued and sold 2,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.375% fixed-rate reset non-cumulative perpetual preferred stock, Series G, $0.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). The net proceeds of the offering were approximately $2.47 billion, after deducting the underwriting discount and estimated offering expenses.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 9.

Item 1A.     Risk Factors

During the first three months of 2020, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2019 Form 10-K except as described below. The risk factor described below updates, and should be read together with, the risk factors disclosed in Part I – Item 1A – Risk Factors, in our 2019 Annual Report on Form 10-K.

The challenging economic environment triggered by the COVID-19 pandemic has impacted and will continue to impact our business, results of operations and financial condition.
The COVID‑19 pandemic has adversely impacted the economic environment, leading to lower interest rates across the curve, lower equity market valuations and heightened volatility in the financial markets. These developments have had, and may continue to have, a negative impact on our net interest revenue and asset management and administration fees. Additionally, in March 2020, we experienced a significant increase in client cash balances held at our bank and broker-dealer subsidiaries, which caused our Tier 1 Leverage Ratio to decline and is likely to cause the ratio to further decline into the buffer we maintain between our long-term operating objective and our regulatory requirement. Furthermore, many of our employees and those of our outsourced service providers are subject to “shelter-in-place” restrictions. Certain of our client service response and processing times have increased as a result of very high levels of client engagement, our employees working remotely, and the temporary loss of services from some of our outsourced service providers. Credit markets have been adversely impacted due to both uncertainty regarding the pandemic’s economic impact and the anticipation that high levels of unemployment will have a significant impact on retail credit and commercial real estate forbearances and delinquencies. We may experience higher levels of delinquencies on our portfolios of first mortgages and home equity lines of credit. We may also experience higher credit spreads in certain sectors within our portfolio of investment securities, especially those asset-backed securities and commercial mortgage-backed securities with exposure to retail loans and commercial real estate. These and other impacts of the COVID‑19 pandemic could have the effects of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 incorporated by reference herein. The extent to which the COVID‑19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic, actions taken by governmental authorities to contain the financial and economic impact of the pandemic and the spread of COVID‑19, further changes in credit quality and spreads, and reactions in the financial markets.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the first quarter of 2020.

THE CHARLES SCHWAB CORPORATION

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2020 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	7	$47.96	N/A	N/A
February:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	3	$46.33	N/A	N/A
March:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	134	$40.65	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	144	$41.12	N/A	N/A
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

3.21
Certificate of Designations of 5.375% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated April 30, 2020, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 8, 2020	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer