Form 10-Q
period 2020-06-30
SCHWAB CHARLES CORP
filed 2020-08-10
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
1,288,641,882 shares of $.01 par value Common Stock outstanding on July 31, 2020

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2020

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means the Company’s $4.11 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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

•
Pending TD Ameritrade acquisition, including status and anticipated closing; expected benefits from recently completed transactions (see Overview, Capital Management, and Commitments and Contingencies in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);

•	Objective for amount of deposits held in excess reserves at the Federal Reserve (see Results of Operations);

•	Net interest margin compression and net interest revenue; money market fund fee waivers (see Results of Operations);

•	2020 capital expenditures (see Results of Operations);

•	The phase-out of the use of LIBOR (see Risk Management);

•	Sources of capital; Tier 1 Leverage Ratio operating objective (see Risk Management – Capital Management);

•	The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Item 1 – Note 2);

•	Credit quality metrics and performance of the bank loans portfolios (see Bank Loans and Related Allowance for Credit Losses in Item 1 – Note 6);

•	The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Item 1 – Note 10); and

•	The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 10 and Legal Proceedings in Part II, Item 1).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	General market conditions, including equity valuations, trading activity, the level of interest rates – which can impact money market fund fee waivers, and credit spreads;

•	Our ability to attract and retain clients, develop trusted relationships, and grow client assets;

•	Client use of our advisory solutions and other products and services;

•	The level of client assets, including cash balances;

•	Competitive pressure on pricing, including deposit rates;

•	Client sensitivity to interest rates;

•	Regulatory guidance;

•	Capital and liquidity needs and management;

•	Our ability to manage expenses;

•	Our ability to develop and launch new and enhanced products, services, and capabilities, as well as enhance our infrastructure, in a timely and successful manner;

•	Our ability to monetize client assets;

•	The scope and duration of the COVID-19 pandemic and actions taken by governmental authorities to contain the spread of the virus and the economic impact;

•	The company’s ability to support client activity levels;

•
Failure of the parties to satisfy the closing conditions in the agreement for the pending acquisition of TD Ameritrade in a timely manner or at all, including regulatory approvals, and the implementation of integration plans;

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	Disruptions to the parties’ businesses as a result of the announcement and pendency of the TD Ameritrade acquisition;

•	The risk that expected revenue, expense and other synergies and benefits from acquisitions may not be fully realized or may take longer to realize than expected;

•	Timing and ability to invest amounts held in excess reserves at the Federal Reserve into higher yielding investments in the company’s bank securities portfolio;

•	Client cash allocations;

•	LIBOR trends;

•	The availability and terms of external financing;

•	The timing of campus expansion work and technology projects;

•	Adverse developments in litigation or regulatory matters and any related charges; and

•	Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2019 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarter and first six months of 2020 and 2019 are:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Client Metrics
Net new client assets (in billions) (1)	$137.4	$37.2	N/M	$210.6	$88.9	137%
Core net new client assets (in billions)	$46.6	$37.2	25%	$119.8	$88.9	35%
Client assets (in billions, at quarter end)	$4,110.1	$3,702.4	11%
Average client assets (in billions)	$3,849.7	$3,631.1	6%	$3,884.2	$3,548.4	9%
New brokerage accounts (in thousands) (2)	1,652	386	N/M	2,261	772	193%
Active brokerage accounts (in thousands, at quarter end)	14,107	11,967	18%
Assets receiving ongoing advisory services (in billions, at quarter end)	$2,092.7	$1,938.2	8%
Client cash as a percentage of client assets (at quarter end)	13.6%	10.9%
Company Financial Information and Metrics
Total net revenues	$2,450	$2,681	(9)%	$5,067	$5,404	(6)%
Total expenses excluding interest	1,562	1,445	8%	3,132	2,904	8%
Income before taxes on income	888	1,236	(28)%	1,935	2,500	(23)%
Taxes on income	217	299	(27)%	469	599	(22)%
Net income	671	937	(28)%	1,466	1,901	(23)%
Preferred stock dividends and other	50	50	—	88	89	(1)%
Net income available to common stockholders	$621	$887	(30)%	$1,378	$1,812	(24)%
Earnings per common share — diluted	$.48	$.66	(27)%	$1.07	$1.35	(21)%
Net revenue growth from prior year	(9)%	8%		(6)%	11%
Pre-tax profit margin	36.2%	46.1%		38.2%	46.3%
Return on average common stockholders’ equity (annualized)	10%	19%		12%	20%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.16%		0.16%	0.17%
Consolidated Tier 1 Leverage Ratio (at quarter end)	5.9%	7.3%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$1,469	$1,435		$2,996	$2,886
Adjusted diluted EPS	$.54	$.67		$1.14	$1.36
Return on tangible common equity	12%	21%		15%	22%
(1) The second quarter and first six months of 2020 include inflows of $79.9 billion related to the acquisition of the assets of USAA’s Investment Management Company (USAA-IMCO) and $10.9 billion from a mutual fund clearing services client.
(2) The second quarter and first six months of 2020 include 1.1 million new brokerage accounts related to the acquisition of assets from USAA-IMCO.
(3) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.
N/M Not meaningful.

During the second quarter and first half of 2020, the ongoing health crisis of the COVID-19 pandemic and its effects continued to dominate the macroeconomic environment, resulting in a contracting U.S. economy, and sustained pressures on interest rates. Throughout this challenging time, the Company continued to operate without significant client disruption, and we continued to move forward on important operating initiatives, including multiple acquisitions. Schwab’s focus on clients remains, even as almost 95% of our employees continued to work remotely throughout the second quarter.

During the second quarter of 2020, we gathered $137.4 billion in net new assets, with core net new assets totaling $46.6 billion before including the effects of the USAA-IMCO acquisition and a large mutual fund clearing inflow. Aided by ongoing client engagement and an extended tax-filing season, our year-to-date core net new assets reached $119.8 billion, representing a 6%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

annualized organic growth rate. Strong client trading activity continued during the second quarter, as daily average trades were 1.6 million in both the second quarter and first half of 2020, up 126% and 112%, respectively, from the same periods in 2019. Active brokerage accounts grew 18% from June 30, 2019 and totaled 14.1 million at June 30, 2020, inclusive of 1.1 million USAA accounts added to our platform upon closing in May of 2020. Growth in equity market valuations during the second quarter, along with our ongoing asset-gathering and approximately $80 billion in client assets transferred from USAA, helped push total client assets to $4.11 trillion at June 30, 2020, up 11% from June 30, 2019.

Schwab’s net income totaled $671 million and $1.5 billion in the second quarter and first half of 2020, respectively, representing decreases of 28% and 23% from the comparable periods in the prior year. Diluted earnings per common share (EPS) in the second quarter and first half of 2020 were $.48 and $1.07, respectively, declining 27% and 21% from the same periods in 2019. Adjusted diluted EPS(1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, were $.54 and $1.14 for the second quarter and first six months of 2020, respectively, down from $.67 and $1.36 from the same periods in the prior year.

Total net revenues were $2.5 billion and $5.1 billion in the second quarter and first half of 2020, declining 9% and 6%, respectively, from the comparable periods in 2019, due primarily to lower net interest revenue. Lower net investment yields driven by the Federal Reserve’s dramatic monetary easing in 2020 outweighed growth in client cash balances held at our bank and broker-dealer subsidiaries, which led to declines in net interest revenue of 14% and 10% in the second quarter and first half of 2020, respectively, compared with the same periods in 2019. Asset management and administration fees grew to $801 million and $1.6 billion for the second quarter and first half of 2020, respectively, representing growth of 2% and 6% relative to the same periods in 2019. These increases were due primarily to clients’ higher balances of money market funds and advice solutions, partially offset by the effect of money market fund fee waivers due to declining portfolio yields, lower Mutual Fund OneSource® balances, and lower equity market valuations in the first quarter and beginning of the second quarter of 2020. Trading revenue declined 7% and 10% during the second quarter and first half of 2020, respectively, compared with the same periods in the prior year, as our October 2019 pricing actions more than offset a significant increase in trading volume in 2020.

Total expenses excluding interest were $1.6 billion and $3.1 billion during the second quarter and first half of 2020, representing increases of 8% for both periods relative to the comparable periods in 2019. Our expenses included acquisition and integration-related costs related to our completed and pending acquisitions discussed below of $81 million and $118 million during the second quarter and first six months of 2020, respectively. Adjusted total expenses(1), which exclude acquisition and integration-related costs as well as amortization of acquired intangible assets, were $1.5 billion and $3.0 billion during the second quarter and first six months of 2020, respectively, representing increases of 2% and 4%, respectively, from the comparable periods in 2019.

During the first six months of 2020, we remained intent on maintaining a balance sheet with healthy liquidity and capital levels. The sharp pandemic-driven increase in client cash during the first quarter of 2020 was followed by more modest balance sheet expansion during the second quarter, and after adding approximately $10 billion of client cash held at our bank and broker-dealer subsidiaries from our acquisition of USAA-IMCO, we ended the second quarter with total assets of $400 billion, up 8% from March 31 and up 36% from December 31, 2019. During the second quarter, we issued $2.5 billion of preferred stock, Series G, at an initial fixed rate of 5.375%, bringing total preferred stock to $5.3 billion, or approximately 24% of Tier 1 Capital at June 30, 2020, and the Company ended the second quarter with a Tier 1 Leverage Ratio of 5.9%.

Return on average common stockholders’ equity was 10% and 12% for the second quarter and first six months of 2020, down from 19% and 20% for the comparable periods in 2019. Return on tangible common equity(1) was 12% and 15% for the second quarter and first six months of 2020, down from 21% and 22% for the comparable periods in 2019. The decreases in both return on average common stockholders’ equity and return on tangible common equity were due primarily to lower net income and an increase in average accumulated other comprehensive income (AOCI) due to unrealized gains in our available for sale (AFS) investment securities portfolio. Return on tangible common equity represents annualized adjusted net income available to common stockholders(1) as a percentage of average tangible common equity(1). Adjusted net income available to common stockholders excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects. Tangible common equity excludes goodwill, acquired intangible assets, and related deferred tax liabilities.

(1) Adjusted diluted EPS, adjusted total expenses, adjusted net income available to common stockholders, and return on tangible common equity are non-GAAP financial measures. Please see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Business and Asset Acquisitions

During the second quarter of 2020 we made significant progress towards closing our pending acquisition of TD Ameritrade, with the completion of the Department of Justice antitrust review and affirmative votes by both Schwab and TD Ameritrade stockholders. Integration planning efforts are continuing and we remain on track for closing our acquisition of TD Ameritrade during the second half of 2020.

On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash, subject to post-closing adjustments. Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition adds scale to the Company’s operations through the addition of 1.1 million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement. See Item 1 – Note 3 for more information on the USAA-IMCO acquisition.

Additionally, during the second quarter of 2020 the Company completed its acquisition of technology and intellectual property of Motif, a financial technology company. The Motif assets will help us build on our existing capabilities and help accelerate our development of thematic and direct index investing for Schwab’s retail investors and RIA clients. On July 1, 2020, the Company completed its acquisition of Wasmer, Schroeder & Company, LLC, which will add established strategies and new separately managed account offerings to our existing fixed income lineup.

Current Regulatory Environment and Other Developments

Effective March 20, 2020, CSB and Charles Schwab Premier Bank, SSB (CSPB) converted to Texas-chartered state savings banks. CSB and CSPB became members of the Federal Reserve and are subject to regulation, supervision and examination by the Federal Reserve and the Texas Department of Savings and Mortgage Lending.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2020		2019
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(23)%	$1,486	61%	$1,927	72%
Interest expense	(69)%	(97)	(4)%	(318)	(12)%
Net interest revenue	(14)%	1,389	57%	1,609	60%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs)	(1)%	425	17%	428	16%
Advice solutions	6%	314	13%	295	11%
Other	(2)%	62	3%	63	2%
Asset management and administration fees	2%	801	33%	786	29%
Trading revenue
Commissions	(28)%	111	5%	155	5%
Principal transactions	(47)%	10	—	19	1%
Order flow revenue (1)	118%	72	3%	33	2%
Trading revenue (1)	(7)%	193	8%	207	8%
Other (1)	(15)%	67	2%	79	3%
Total net revenues	(9)%	$2,450	100%	$2,681	100%

		2020		2019
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(19)%	$3,194	63%	$3,925	73%
Interest expense	(63)%	(233)	(5)%	(635)	(12)%
Net interest revenue	(10)%	2,961	58%	3,290	61%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs)	4%	877	17%	842	16%
Advice solutions	9%	626	12%	573	11%
Other	(1)%	125	3%	126	2%
Asset management and administration fees	6%	1,628	32%	1,541	29%
Trading revenue
Commissions	(30)%	224	4%	318	6%
Principal transactions	(27)%	30	1%	41	1%
Order flow revenue (1)	95%	127	3%	65	1%
Trading revenue (1)	(10)%	381	8%	424	8%
Other (1)	(35)%	97	2%	149	2%
Total net revenues	(6)%	$5,067	100%	$5,404	100%
(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

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

Late in the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice, for a total of 150 basis points to near zero; on the longer-end of the curve, the 10-year Treasury rate declined by over 120 basis points. Lower interest rates across maturities persisted throughout the second quarter, while credit spreads also compressed. Moreover, changes in the economic environment throughout the first half of 2020 resulting from the COVID-19 pandemic drove significantly higher levels of client cash sweep balances. Given the rapid accumulation of these balances in the first quarter of 2020, the Company initially placed a substantial amount in excess reserves held at the Federal Reserve. The Company deployed a significant amount of this cash build-up during the second quarter, as part of AFS securities purchases totaling $73.9 billion. These purchases were made at rates below the average yield on the existing AFS portfolio due to the current low interest rate environment. The Company held $27.5 billion, or 9% of total deposits, in excess reserves at June 30, 2020, versus our longer-term objective of 5-7%.

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2020			2019
Three Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$56,553	$19	0.13%	$26,146	$158	2.39%
Cash and investments segregated	33,521	27	0.32%	14,588	89	2.41%
Broker-related receivables (1)	429	—	0.30%	199	—	1.38%
Receivables from brokerage clients	17,915	111	2.44%	19,423	217	4.42%
Available for sale securities (2, 3)	234,346	1,146	1.95%	56,020	386	2.74%
Held to maturity securities (3)	—	—	—	132,738	899	2.70%
Bank loans	20,163	133	2.63%	16,560	148	3.58%
Total interest-earning assets	362,927	1,436	1.58%	265,674	1,897	2.84%
Other interest revenue		50			30
Total interest-earning assets	$362,927	$1,486	1.63%	$265,674	$1,927	2.88%
Funding sources
Bank deposits	$288,990	$12	0.02%	$210,811	$224	0.43%
Payables to brokerage clients	37,500	1	0.01%	23,034	24	0.42%
Short-term borrowings (1)	39	—	0.24%	3	—	2.68%
Long-term debt	8,524	77	3.60%	7,090	63	3.58%
Total interest-bearing liabilities	335,053	90	0.11%	240,938	311	0.52%
Non-interest-bearing funding sources	27,874			24,736
Other interest expense		7			7
Total funding sources	$362,927	$97	0.10%	$265,674	$318	0.48%
Net interest revenue		$1,389	1.53%		$1,609	2.40%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2020			2019
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$44,343	$104	0.46%	$25,568	$309	2.41%
Cash and investments segregated	28,619	114	0.79%	14,075	172	2.43%
Broker-related receivables	580	2	0.96%	228	2	2.15%
Receivables from brokerage clients	18,533	279	2.97%	19,199	431	4.46%
Available for sale securities (2,3)	216,045	2,331	2.15%	61,407	837	2.72%
Held to maturity securities (3)	—	—	—	132,583	1,815	2.73%
Bank loans	19,530	277	2.84%	16,569	297	3.59%
Total interest-earning assets	$327,650	$3,107	1.89%	$269,629	$3,863	2.86%
Other interest revenue		87			62
Total interest-earning assets	$327,650	$3,194	1.94%	$269,629	$3,925	2.90%
Funding sources
Bank deposits	$258,256	$69	0.05%	$215,374	$450	0.42%
Payables to brokerage clients	33,894	9	0.05%	22,611	47	0.42%
Short-term borrowings (1)	21	—	0.31%	17	—	2.50%
Long-term debt	8,025	143	3.57%	6,968	125	3.60%
Total interest-bearing liabilities	$300,196	$221	0.15%	$244,970	$622	0.51%
Non-interest-bearing funding sources	27,454			24,659
Other interest expense		12			13
Total funding sources	$327,650	$233	0.14%	$269,629	$635	0.47%
Net interest revenue		$2,961	1.80%		$3,290	2.43%
(1) Interest revenue or expense was less than $500,000 in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.
(3) On January 1, 2020, the Company transferred all of its investment securities designated as held to maturity (HTM) to the AFS category, as described in Note 5.

Net interest revenue decreased $220 million, or 14%, and $329 million, or 10% in the second quarter and first six months of 2020 compared to the same periods in 2019, due primarily to lower average investment yields partially offset by growth in interest-earning assets. Accelerated premium amortization on debt securities in the second quarter and first six months of 2020 also contributed to the reduction in net interest revenue, as the decline in long-term interest rates in the first half of 2020 resulted in higher prepayments of mortgage-related debt securities.

Average interest-earning assets for the second quarter and first six months of 2020 were higher by 37% and 22%, respectively, compared to the same periods in 2019. These increases in average interest-earning assets were primarily driven by higher client cash balances in bank deposits and payables to brokerage clients.

Our net interest margin was 1.53% and 1.80% during the second quarter and first six months of 2020, respectively, down from 2.40% and 2.43%, during the same periods in 2019. This decrease was driven primarily by lower yields received on interest-earning assets due largely to the Federal Reserve’s 2019 and 2020 interest rate decreases. The amount of any further net interest margin compression and resulting net interest revenue is dependent on a number of factors, including the timing of investing cash into higher yielding assets, changes to LIBOR, and the level of client cash balances.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2020			2019
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$213,037	$164	0.31%	$161,998	$123	0.30%
Fee waivers		(15)			—
Schwab money market funds	$213,037	149	0.28%	$161,998	123	0.30%
Schwab equity and bond funds, ETFs, and CTFs	274,570	68	0.10%	261,773	74	0.11%
Mutual Fund OneSource® and other non-transaction fee funds	175,067	135	0.31%	192,227	152	0.32%
Other third-party mutual funds and ETFs (1)	416,242	73	0.07%	471,638	79	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,078,916	425	0.16%	$1,087,636	428	0.16%
Advice solutions (2)
Fee-based	$260,653	314	0.48%	$243,050	295	0.49%
Non-fee-based	69,234	—	—	69,274	—	—
Total advice solutions	$329,887	314	0.38%	$312,324	295	0.38%
Other balance-based fees (3)	407,796	45	0.04%	408,929	54	0.05%
Other (4)		17			9
Total asset management and administration fees		$801			$786

	2020			2019
Six Months Ended June 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$208,405	$316	0.30%	$160,133	$245	0.31%
Fee waivers		(15)			—
Schwab money market funds	$208,405	$301	0.29%	$160,133	$245	0.31%
Schwab equity and bond funds, ETFs, and CTFs	282,689	144	0.10%	253,048	144	0.11%
Mutual Fund OneSource ® and other non-transaction fee funds	181,825	282	0.31%	189,725	299	0.32%
Other third-party mutual funds and ETFs (1)	434,100	150	0.07%	462,050	154	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,107,019	877	0.16%	$1,064,956	842	0.16%
Advice solutions (2)
Fee-based	$261,954	626	0.48%	$236,722	573	0.49%
Non-fee-based	70,232	—	—	68,015	—	—
Total advice solutions	$332,186	626	0.38%	$304,737	573	0.38%
Other balance-based fees (3)	420,321	99	0.05%	400,560	106	0.05%
Other (4)		26			20
Total asset management and administration fees		$1,628			$1,541
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

Asset management and administration fees increased by $15 million, or 2%, and $87 million, or 6% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019. These increases were primarily driven by higher balances in purchased money market funds and advice solutions, including managed account assets from USAA, in the second quarter and first six months of 2020 relative to the same periods in 2019. These increases were partially offset by the effect of money market fund fee waivers due to declining portfolio yields, lower Mutual Fund OneSource® balances, and lower equity market valuations in the first quarter and the beginning of the second quarter of 2020. The amount of fee waivers in coming

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

quarters is dependent on a variety of factors, including the level of short-term interest rates and client preferences across our money market fund line-up.

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource and other non-transaction fee (NTF) funds. These funds generated 44% and 45% of the asset management and administration fees earned during the second quarter and first six months, respectively, of both 2020 and 2019:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$203,728	$159,669	$235,623	$240,887	$161,639	$195,116
Net inflows (outflows)	7,625	7,539	(1,416)	6,133	(4,488)	(4,937)
Net market gains (losses) and other	205	856	39,139	7,440	35,848	7,598
Balance at end of period	$211,558	$168,064	$273,346	$254,460	$192,999	$197,777

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Six Months Ended June 30,	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$200,826	$153,472	$286,275	$209,471	$202,068	$180,532
Net inflows (outflows)	9,614	12,691	5,115	13,381	(15,053)	(11,143)
Net market gains (losses) and other	1,118	1,901	(18,044)	31,608	5,984	28,388
Balance at end of period	$211,558	$168,064	$273,346	$254,460	$192,999	$197,777

Trading Revenue
The following table presents trading revenue and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Trading revenue (1)	$193	$207	(7)%	$381	$424	(10)%
Clients’ daily average trades (DATs) (in thousands)	1,619	716	126%	1,580	746	112%
Number of trading days	63.0	63.0	—	125.0	124.0	1%
Revenue per trade (2)	$1.89	$4.59	(59)%	$1.93	$4.58	(58)%

Note:	Effective October 7, 2019, CS&Co eliminated online trade commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options.

(1)	Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

(2)	Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $14 million, or 7%, and $43 million, or 10%, in the second quarter and first six months of 2020 compared to the same periods in 2019, due primarily to our 2019 pricing actions, which more than offset a significant increase in clients’ daily average trades and higher order flow revenue. Order flow revenue was $72 million and $33 million during the second quarters of 2020 and 2019, and $127 million and $65 million during the first six months of 2020 and 2019, respectively. The increases in order flow revenue during the second quarter and first six months of 2020 compared to the same periods in 2019 were due to a higher volume of trades.

Other Revenue

Other revenue includes certain service fees, software fees, exchange processing fees, and non-recurring gains. Other revenue decreased $12 million, or 15%, and $52 million, or 35% in the second quarter and first six months of 2020, respectively,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

compared to the same periods in 2019. These decreases were primarily driven by a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. recognized in the second quarter of 2019, a gain from the assignment of leased office space recognized in the first quarter of 2019, and an increase in the allowance for credit losses on bank loans in the first quarter of 2020.

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Compensation and benefits
Salaries and wages	$523	$476	10%	$1,025	$952	8%
Incentive compensation	181	198	(9)%	408	414	(1)%
Employee benefits and other	115	133	(14)%	283	291	(3)%
Total compensation and benefits	$819	$807	1%	$1,716	$1,657	4%
Professional services	198	178	11%	380	348	9%
Occupancy and equipment	152	133	14%	294	264	11%
Advertising and market development	70	77	(9)%	137	146	(6)%
Communications	78	62	26%	153	124	23%
Depreciation and amortization	109	84	30%	205	167	23%
Regulatory fees and assessments	36	30	20%	70	62	13%
Other	100	74	35%	177	136	30%
Total expenses excluding interest	$1,562	$1,445	8%	$3,132	$2,904	8%
Expenses as a percentage of total net revenues
Compensation and benefits	33%	30%		34%	31%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands)
At quarter end	21.8	20.5	6%
Average	21.3	20.2	5%	20.6	20.0	3%

Expenses excluding interest increased by 8% in the second quarter and first six months of 2020 compared to the same periods in 2019. Adjusted total expenses, excluding acquisition and integration-related costs, and amortization of acquired intangible assets, increased 2% and 4% in the second quarter and first six months of 2020, respectively. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
Total compensation and benefits increased in the second quarter and first six months of 2020 compared to the same periods in 2019, primarily due to an increase in employee headcount to support our expanding client base, including approximately 400 former USAA employees hired in connection with the USAA-IMCO acquisition, partially offset by a lower corporate bonus accrual. The year-to-date increase also reflected the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic.
Professional services expense increased in the second quarter and first six months of 2020 compared to the same periods in 2019, primarily due to expenses relating to our completed and pending acquisitions.
Occupancy and equipment expense increased in the second quarter and first six months of 2020 compared to the same periods in 2019, primarily due to an increase in technology equipment costs associated with higher customer trade volumes.
Communications expense increased in the second quarter and first six months of 2020 compared to the same periods in 2019, primarily due to higher customer trade volumes as well as overall growth in our business and client base.
Depreciation and amortization expenses grew in the second quarter and first six months of 2020 compared to the same periods in 2019, primarily due to higher amortization of purchased and internally developed software, higher depreciation of buildings

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

and equipment related to expansion of our campuses in the U.S. in 2019 and 2020, as well as higher amortization of acquired intangible assets due to acquisitions completed in the second quarter of 2020.
Other expenses increased in the second quarter and first six months of 2020 compared to the same periods in 2019, primarily resulting from acquisition and integration-related costs and increases in processing fees and related expenses due to higher customer trade volumes and market volatility. These increases were partially offset by lower travel and entertainment expense.

Capital expenditures were $169 million and $419 million in the second quarter and first six months of 2020, respectively compared with $173 million and $354 million in the second quarter of 2019, respectively. The year to date increase in capital expenditures from the prior year was primarily due to higher capitalized software costs, partially offset by lower building expansion in 2020 relative to the first six months of 2019. Excluding any potential impact of the pending acquisition of TD Ameritrade, we anticipate capital expenditures for full-year 2020 to be approximately 5-6% of total net revenues.

Taxes on Income

Taxes on income were $217 million and $299 million for the second quarters of 2020 and 2019, respectively, resulting in effective income tax rates on income before taxes of 24.4% and 24.2%, respectively. Taxes on income were $469 million and $599 million for the first six months of 2020 and 2019, respectively, resulting in effective income tax rates on income before taxes of 24.2% and 24.0%, respectively. The increase in the effective tax rate in the second quarter and first six months of 2020 compared to the same periods in 2019 was due to an increase in nondeductible acquisition costs and FDIC insurance premium disallowance, as well as a decrease in equity compensation tax deduction benefits. Partially offsetting the increase in the effective tax rate from these items was a lower effective state income tax rate and an increase in Low-Income Housing Tax Credit (LIHTC) benefits in the second quarter and first six months of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019
Net Revenues
Net interest revenue	(18)%	$952	$1,154	(4)%	$437	$455	(14)%	$1,389	$1,609
Asset management and administration fees	4%	583	560	(4)%	218	226	2%	801	786
Trading revenue (1)	(1)%	138	140	(18)%	55	67	(7)%	193	207
Other (1)	38%	51	37	(62)%	16	42	(15)%	67	79
Total net revenues	(9)%	1,724	1,891	(8)%	726	790	(9)%	2,450	2,681
Expenses Excluding Interest	11%	1,168	1,057	2%	394	388	8%	1,562	1,445
Income before taxes on income	(33)%	$556	$834	(17)%	$332	$402	(28)%	$888	$1,236

Net New Client Assets (in billions) (2)	N/M	$113.0	$17.9	26%	$24.4	$19.3	N/M	$137.4	$37.2

	Investor Services			Advisor Services			Total
Six Months Ended June 30,	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019
Net Revenues
Net interest revenue	(11)%	$2,080	$2,349	(6)%	$881	$941	(10)%	$2,961	$3,290
Asset management and administration fees	8%	1,183	1,093	(1)%	445	448	6%	1,628	1,541
Trading revenue (1)	(9)%	257	281	(13)%	124	143	(10)%	381	424
Other (1)	(10)%	71	79	(63)%	26	70	(35)%	97	149
Total net revenues	(6)%	3,591	3,802	(8)%	1,476	1,602	(6)%	5,067	5,404
Expenses Excluding Interest	10%	2,322	2,119	3%	810	785	8%	3,132	2,904
Income before taxes on income	(25)%	$1,269	$1,683	(18)%	$666	$817	(23)%	$1,935	$2,500

Net New Client Assets (in billions) (2)	N/M	$148.3	$47.1	49%	$62.3	$41.8	137%	$210.6	$88.9
(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2) For the second quarter and first six months of 2020, Investor Services includes inflows of $79.9 billion related to the acquisition of the assets of USAA-IMCO and $10.9 billion from a mutual fund clearing services client.
N/M Not meaningful.

Investor Services

Total net revenues decreased by 9% and 6% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, primarily due to decreases in net interest revenue and trading revenue, partially offset by an increase in asset management and administration fees. Net interest revenue decreased primarily due to lower average investment yields, partially offset by growth in interest-earning assets. Trading revenue decreased primarily as a result of the Company’s 2019 pricing actions, which more than offset higher trading volume seen in the first six months of 2020. Asset management and administration fees increased primarily due to increased balances in purchased money market funds and advice solutions, partially offset by money market fund fee waivers due to declining portfolio yields, lower Mutual Fund OneSource® balances, and lower equity market valuations in the first quarter and beginning of the second quarter of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses excluding interest increased by 11% and 10% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, primarily due to higher compensation and benefits, professional services, occupancy and equipment, depreciation and amortization, and other expenses. Compensation and benefits increased primarily due to increased headcount to support our expanding client base, including approximately 400 former USAA employees hired in connection with the USAA-IMCO acquisition, as well as the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic, partially offset by a lower corporate bonus accrual. The professional services increase was driven primarily by expenses related to our completed and pending acquisitions and overall growth in the business. Occupancy and equipment expenses increased primarily due to technology equipment costs associated with higher customer trade volumes. Depreciation and amortization increased primarily due to higher amortization of purchased and internally developed software, higher depreciation of buildings and equipment related to our campus expansion, as well as higher amortization of acquired intangible assets due to acquisitions completed in the second quarter of 2020. Other expenses increased primarily due to increases in processing fees and related expenses due to higher customer trade volumes and market volatility, as well as acquisition and integration-related costs, partially offset by lower travel and entertainment expenses.

Advisor Services

Total net revenues decreased by 8% in both the second quarter and first six months of 2020, compared to the same periods in 2019, due to decreases in net interest revenue, asset management and administration fees, trading revenue, and other revenue. Net interest revenue decreased primarily due to lower average investment yields, partially offset by growth in interest-earning assets. Asset management and administration fees decreased primarily due to lower Mutual Fund OneSource® balances and lower equity market valuations in the first quarter and beginning of the second quarter of 2020, partially offset by increased balances in purchased money market funds. Trading revenue decreased primarily as a result of the Company’s 2019 pricing actions, partially offset by higher trading volume. The decrease in other revenue was primarily driven by a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. recognized in the second quarter of 2019, and a gain from the assignment of leased office space recognized in the first quarter of 2019.

Expenses excluding interest increased by 2% and 3% in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, primarily due to higher professional services, occupancy and equipment expenses, and depreciation and amortization. The increase in professional services was driven by expenses related to our acquisitions and overall growth in the business. Occupancy and equipment expenses increased primarily due to technology equipment costs associated with higher customer trade volumes. Depreciation and amortization expense increased primarily due to higher amortization of purchased and internally developed software, and higher depreciation of buildings and equipment related to expansion of our campuses in the U.S. in 2019 and 2020.

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

Net interest revenue sensitivity analysis assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheet and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning June 30, 2020 and December 31, 2019 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2020	December 31, 2019
Increase of 100 basis points	14.2%	4.8%
Decrease of 100 basis points	(5.0)%	(7.4)%
The change in net interest revenue sensitivities as of June 30, 2020 reflects a significantly lower interest rate curve from the fourth quarter of 2019 due to the global economic impact from the COVID-19 pandemic. Higher short-term interest rates would positively impact net interest revenue as yields on interest earning assets are expected to rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

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

As a result of the low interest rate environment in the second quarter and first six months of 2020, the downward assessments of our net interest revenue and EVE simulations as of June 30, 2020 reflected the assumption of non-negative investment yields.

Expected Phase-out of LIBOR

The Company has established a firm-wide team to address the likely discontinuation of LIBOR. As part of our efforts, we have assessed our LIBOR exposures, the largest of which are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fall-back language is in the security’s prospectus in the event that LIBOR is unavailable or deemed unreliable, and we have sold certain securities lacking appropriate fall-back language. We are updating loan agreements to ensure new LIBOR-based loans adequately provide for an alternative to LIBOR. Furthermore, we plan to phase-out the use of LIBOR as a reference rate in our new lending products before December 2021. Consistent with our “Through Clients’ Eyes” strategy, our focus throughout the LIBOR transition process is to ensure clients are treated fairly and consistently as this major change is occurring in the financial markets. The market transition process has not yet progressed to a point at which the impact to the Company’s consolidated financial statements of LIBOR’s discontinuation can be estimated.

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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at June 30, 2020:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$44,377
Federal Reserve discount window (2)	Banking subsidiaries	—	8,814
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,592
Unsecured commercial paper	CSC	—	750
Committed, unsecured credit facility with various external banks	CSC	—	700
(1) Amounts available are dependent on the amount of first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), and the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at June 30, 2020 and December 31, 2019.
CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Liquidity Coverage Ratio

Pursuant to the 2019 interagency regulatory capital and liquidity rules, beginning in the first quarter of 2020, Schwab became subject to a reduced LCR rule requiring the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation in the 2019 Form 10-K for additional information. The Company was in compliance with the reduced LCR rule at June 30, 2020. The table below presents information about our average daily LCR:

Average for the Three Months Ended June 30, 2020

Total eligible high quality liquid assets	$65,038
Net cash outflows	$58,351
LCR	112%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Borrowings

The following are details of the Senior Notes:

June 30, 2020	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$8,581	2020 - 2030	3.37%	A2	A	A

2020 Debt Issuances

The debt issuances in 2020 were senior unsecured obligations with interest payable semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
3/24/2020	$600	3/24/2025	4.200%
3/24/2020	$500	3/22/2030	4.625%

2020 Equity Issuances

CSC’s preferred stock issued and net proceeds for 2020 are as follows:

	Date Issued and Sold	Net Proceeds
Series G	April 30, 2020	$2,470

For further discussion of CSC’s debt and equity, see Item 1 – Notes 9 and 13.

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

As a result of the significant inflow of client cash in the first six months of 2020, our consolidated Tier 1 Leverage Ratio declined from 7.3% at year-end 2019 to 5.9% at June 30, 2020, below our long-term operating objective of 6.75%-7.00% but well above the regulatory minimum of 4.00%. The pace of our return to the long-term operating objective over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuance and deployment. We continue to manage our capital position in accordance with our policy and strategy described above and in further detail in the 2019 Form 10-K.

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2019 Form 10-K and in Item 1 – Note 15. As of June 30, 2020, CSC and CSB are considered well capitalized.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s consolidated and CSB’s capital ratios as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (1)		December 31, 2019 (1)
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$30,815	$20,960	$21,745	$14,832
Less:
Preferred stock	5,263	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$25,552	$20,960	$18,952	$14,832
Less:
Goodwill, net of associated deferred tax liabilities	$1,691	$13	$1,184	$13
Other intangible assets, net of associated deferred tax liabilities	1,254	—	104	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	4	—	4	—
AOCI adjustment (1)	5,611	4,892	—	—
Common Equity Tier 1 Capital	$16,992	$16,055	$17,660	$14,819
Tier 1 Capital	$22,255	$16,055	$20,453	$14,819
Total Capital	22,288	16,087	20,472	14,837
Risk-Weighted Assets	107,253	85,051	90,512	71,521
Total Leverage Exposure	382,963	283,511	286,813	216,582
Common Equity Tier 1 Capital/Risk-Weighted Assets	15.8%	18.9%	19.5%	20.7%
Tier 1 Capital/Risk-Weighted Assets	20.8%	18.9%	22.6%	20.7%
Total Capital/Risk-Weighted Assets	20.8%	18.9%	22.6%	20.7%
Tier 1 Leverage Ratio	5.9%	5.8%	7.3%	7.1%
Supplementary Leverage Ratio	5.8%	5.7%	7.1%	6.8%
(1) In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020. Therefore, AOCI is excluded from the amounts and ratios presented as of June 30, 2020. In 2019, CSC and CSB were required to include all components of AOCI in regulatory capital; the amounts and ratios for December 31, 2019 are presented on this basis.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve to declare dividends to CSC.
As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule. At June 30, 2020, CS&Co was in compliance with its net capital requirements.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On January 30, 2020, the Board of Directors of the Company declared a one cent, or 6%, increase in the quarterly cash dividend to $.18 per common share.

Cash dividends paid and per share amounts for the first six months of 2020 and 2019 are as follows:

	2020		2019
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$466	$.36	$456	$.34
Series A Preferred Stock (1)	14	35.00	14	35.00
Series C Preferred Stock (2)	18	30.00	18	30.00
Series D Preferred Stock (2)	22	29.76	22	29.76
Series E Preferred Stock (3)	14	2,312.50	14	2,312.50
Series F Preferred Stock (4)	13	2,500.00	13	2,500.00
Series G Preferred Stock (5)	N/A	N/A	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.
(5) Series G Preferred Stock was issued on April 30, 2020. Dividends paid quarterly beginning on September 1, 2020.
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the second quarter and first six months of 2020. As of June 30, 2020, $1.8 billion remained on our existing authorization.

OTHER

Foreign Exposure
At June 30, 2020, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2020, the fair value of these holdings totaled $8.2 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.5 billion, Sweden at $688 million, and Canada at $607 million. In addition, Schwab had outstanding margin loans to foreign residents of $531 million at June 30, 2020.

Off-Balance Sheet Arrangements
Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Note 6, Note 7, Note 9, Note 10, and Note 11, and Item 8 – Note 14 in the 2019 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2019 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

NON-GAAP FINANCIAL MEASURES

In addition to disclosing financial results in accordance with generally accepted accounting principles in the U.S. (GAAP), Management’s Discussion and Analysis of Financial Condition and Results of Operations contain references to the non-GAAP financial measures described below. We believe these non-GAAP financial measures provide useful supplemental information about the financial performance of the Company, and facilitate meaningful comparison of Schwab’s results in the current period to both historic and future results. These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may not be comparable to non-GAAP financial measures presented by other companies.

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Acquisition and integration-related costs and amortization of acquired intangible assets
Schwab adjusts certain GAAP financial measures to exclude the impact of acquisition and integration-related costs incurred as a result of the Company’s completed and pending acquisitions, amortization of acquired intangible assets, and, where applicable, the income tax effect of these expenses.

Adjustments made to exclude amortization of acquired intangible assets are reflective of all acquired intangible assets, which were recorded as part of purchase accounting. These acquired intangible assets contribute to the Company’s revenue generation. Amortization of acquired intangible assets will continue in future periods over their remaining useful lives.

We exclude acquisition and integration-related costs and amortization of acquired intangible assets for the purpose of calculating certain non-GAAP measures because we believe doing so provides additional transparency of Schwab’s ongoing operations, and may be useful in both evaluating the operating performance of the business and facilitating comparison of results with prior and future periods.

Acquisition and integration-related costs fluctuate based on the timing of acquisitions and integration activities, thereby limiting comparability of results among periods, and are not representative of the costs of running the Company’s ongoing business. Amortization of acquired intangible assets is excluded because management does not believe it is indicative of the Company’s underlying operating performance.

Return on tangible common equity
Return on tangible common equity represents annualized adjusted net income available to common stockholders as a percentage of average tangible common equity. Tangible common equity represents common equity less goodwill, acquired intangible assets – net, and related deferred tax liabilities.

Acquisitions typically result in the recognition of significant amounts of goodwill and acquired intangible assets. We believe return on tangible common equity may be useful to investors as a supplemental measure to facilitate assessing capital efficiency and returns relative to the composition of Schwab’s balance sheet.

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total expenses excluding interest (GAAP)	$1,562	$1,445	$3,132	$2,904
Acquisition and integration-related costs (1)	(81)	(3)	(118)	(4)
Amortization of acquired intangible assets	(12)	(7)	(18)	(14)
Adjusted total expenses (Non-GAAP)	$1,469	$1,435	$2,996	$2,886
(1) Acquisition and integration-related expenses are primarily included in Professional services and Other.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$621	$.48	$887	$.66	$1,378	$1.07	$1,812	$1.35
Acquisition and integration-related costs	81.07		3	—	118.09		4	—
Amortization of acquired intangible assets	12.01		7.01		18.01		14.01
Income tax effects (1)	(22)	(.02)	(2)	—	(33)	(.03)	(4)	—
Adjusted net income available to common stockholders (Non-GAAP), Adjusted diluted EPS (Non-GAAP)	$692	$.54	$895	$.67	$1,481	$1.14	$1,826	$1.36
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average common stockholders' equity (GAAP)	10%	19%	12%	20%
Average common stockholders' equity	$24,515	$18,679	$22,253	$18,202
Less: Average goodwill	(1,480)	(1,227)	(1,480)	(1,227)
Less: Average acquired intangible assets — net	(700)	(143)	(703)	(146)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	67	67	67	67
Average tangible common equity	$22,402	$17,376	$20,137	$16,896
Adjusted net income available to common stockholders (1)	$692	$895	$1,481	$1,826
Return on tangible common equity (Non-GAAP)	12%	21%	15%	22%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues
Interest revenue	$1,486	$1,927	$3,194	$3,925
Interest expense	(97)	(318)	(233)	(635)
Net interest revenue	1,389	1,609	2,961	3,290
Asset management and administration fees	801	786	1,628	1,541
Trading revenue (1)	193	207	381	424
Other (1)	67	79	97	149
Total net revenues	2,450	2,681	5,067	5,404
Expenses Excluding Interest
Compensation and benefits	819	807	1,716	1,657
Professional services	198	178	380	348
Occupancy and equipment	152	133	294	264
Advertising and market development	70	77	137	146
Communications	78	62	153	124
Depreciation and amortization	109	84	205	167
Regulatory fees and assessments	36	30	70	62
Other	100	74	177	136
Total expenses excluding interest	1,562	1,445	3,132	2,904
Income before taxes on income	888	1,236	1,935	2,500
Taxes on income	217	299	469	599
Net Income	671	937	1,466	1,901
Preferred stock dividends and other (2)	50	50	88	89
Net Income Available to Common Stockholders	$621	$887	$1,378	$1,812
Weighted-Average Common Shares Outstanding:
Basic	1,288	1,328	1,287	1,331
Diluted (3)	1,294	1,337	1,294	1,340
Earnings Per Common Shares Outstanding:
Basic	$.48	$.67	$1.07	$1.36
Diluted (3)	$.48	$.66	$1.07	$1.35

(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 19 million and 16 million shares for the second quarters of 2020 and 2019, respectively, and 19 million and 17 million shares for the first six months of 2020 and 2019, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$671	$937	$1,466	$1,901
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	2,113	218	7,264	445
Other reclassifications included in other revenue	—	(3)	—	(4)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	8	—	20
Other	1	—	1	—
Other comprehensive income (loss), before tax	2,114	223	7,265	461
Income tax effect	(498)	(53)	(1,742)	(110)
Other comprehensive income (loss), net of tax	1,616	170	5,523	351
Comprehensive Income	$2,287	$1,107	$6,989	$2,252

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$33,574	$29,345
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $9,407 at June 30, 2020 and $9,028 at December 31, 2019)	33,188	20,483
Receivables from brokerage clients — net	21,421	21,767
Available for sale securities (amortized cost of $273,747 at June 30, 2020 and $61,155 at December 31, 2019)	281,216	61,422
Held to maturity securities	—	134,706
Bank loans — net	20,871	18,212
Equipment, office facilities, and property — net	2,314	2,128
Goodwill	1,733	1,227
Acquired intangible assets — net	1,278	128
Other assets	4,889	4,587
Total assets	$400,484	$294,005
Liabilities and Stockholders’ Equity
Bank deposits	$301,566	$220,094
Payables to brokerage clients	50,135	39,220
Accrued expenses and other liabilities	9,442	5,516
Long-term debt	8,526	7,430
Total liabilities	369,669	272,260
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $5,350 and $2,850 at June 30, 2020 and December 31, 2019, respectively	5,263	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,760	4,656
Retained earnings	20,876	19,960
Treasury stock, at cost — 199,058,357 shares at June 30, 2020 and 201,818,100 shares at December 31, 2019	(5,710)	(5,767)
Accumulated other comprehensive income (loss)	5,611	88
Total stockholders’ equity	30,815	21,745
Total liabilities and stockholders’ equity	$400,484	$294,005

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at March 31, 2019	$2,793	1,488	$15	$4,548	$18,017	$(3,677)	$(71)	$21,625
Net income	—	—	—	—	937	—	—	937
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	170	170
Dividends declared on preferred stock	—	—	—	—	(47)	—	—	(47)
Dividends declared on common stock — $.17 per share	—	—	—	—	(228)	—	—	(228)
Repurchase of common stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock option exercises and other	—	—	—	1	—	21	—	22
Share-based compensation	—	—	—	35	—	—	—	35
Other	—	—	—	15	1	10	—	26
Balance at June 30, 2019	$2,793	1,488	$15	$4,599	$18,680	$(4,866)	$99	$21,320

Balance at March 31, 2020	$2,793	1,488	$15	$4,714	$20,487	$(5,734)	$3,995	$26,270
Net income	—	—	—	—	671	—	—	671
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,616	1,616
Issuance of preferred stock, net	2,470	—	—	—	—	—	—	2,470
Dividends declared on preferred stock	—	—	—	—	(47)	—	—	(47)
Dividends declared on common stock — $.18 per share	—	—	—	—	(233)	—	—	(233)
Stock option exercises and other	—	—	—	(2)	—	8	—	6
Share-based compensation	—	—	—	35	—	—	—	35
Other	—	—	—	13	(2)	16	—	27
Balance at June 30, 2020	$5,263	1,488	$15	$4,760	$20,876	$(5,710)	$5,611	$30,815

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2018	$2,793	1,488	$15	$4,499	$17,329	$(3,714)	$(252)	$20,670
Net income	—	—	—	—	1,901	—	—	1,901
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	351	351
Dividends declared on preferred stock	—	—	—	—	(81)	—	—	(81)
Dividends declared on common stock — $.34 per share	—	—	—	—	(456)	—	—	(456)
Repurchase of common stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock option exercises and other	—	—	—	(13)	—	61	—	48
Share-based compensation	—	—	—	88	—	—	—	88
Other	—	—	—	25	(13)	7	—	19
Balance at June 30, 2019	$2,793	1,488	$15	$4,599	$18,680	$(4,866)	$99	$21,320

Balance at December 31, 2019	$2,793	1,488	$15	$4,656	$19,960	$(5,767)	$88	$21,745
Net income	—	—	—	—	1,466	—	—	1,466
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5,523	5,523
Issuance of preferred stock, net	2,470	—	—	—	—	—	—	2,470
Dividends declared on preferred stock	—	—	—	—	(81)	—	—	(81)
Dividends declared on common stock — $.36 per share	—	—	—	—	(466)	—	—	(466)
Stock option exercises and other	—	—	—	(10)	—	39	—	29
Share-based compensation	—	—	—	91	—	—	—	91
Other	—	—	—	23	(3)	18	—	38
Balance at June 30, 2020	$5,263	1,488	$15	$4,760	$20,876	$(5,710)	$5,611	$30,815

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,466	$1,901
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	91	95
Depreciation and amortization	205	167
Premium amortization, net, on available for sale and held to maturity securities	511	159
Other	166	65
Net change in:
Investments segregated and on deposit for regulatory purposes	(16,198)	(889)
Receivables from brokerage clients	418	219
Other assets	(109)	15
Payables to brokerage clients	6,443	(1,713)
Accrued expenses and other liabilities	682	(400)
Net cash provided by (used for) operating activities	(6,325)	(381)
Cash Flows from Investing Activities
Purchases of available for sale securities	(101,667)	(5,767)
Proceeds from sales of available for sale securities	70	16,274
Principal payments on available for sale securities	24,677	12,306
Purchases of held to maturity securities	—	(10,469)
Principal payments on held to maturity securities	—	8,466
Net change in bank loans	(2,663)	(59)
Cash acquired in acquisition, net of cash paid	2,768	—
Purchases of equipment, office facilities, and property	(335)	(310)
Purchases of Federal Home Loan Bank stock	(12)	(2)
Purchases of Federal Reserve stock	(182)	—
Other investing activities	(101)	9
Net cash provided by (used for) investing activities	(77,445)	20,448
Cash Flows from Financing Activities
Net change in bank deposits	81,472	(23,048)
Issuance of long-term debt	1,089	593
Net proceeds from preferred stock offerings	2,470	—
Dividends paid	(547)	(537)
Proceeds from stock options exercised	29	48
Repurchases of common stock	—	(1,155)
Other financing activities	(7)	(13)
Net cash provided by (used for) financing activities	84,506	(24,112)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	736	(4,045)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	45,577	38,227
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$46,313	$34,182

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Six Months Ended June 30,
	2020	2019
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$136,099	$8,771
Securities purchased during the period but settled after period end	$1,417	$2,910
Additions of equipment, office facilities, and property	$84	$44
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$—	$52
Common stock repurchased during the period but settled after period end	$—	$65
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$227	$625
Income taxes	$41	$641
Amounts included in the measurement of lease liabilities	$75	$65
Leased assets obtained in exchange for new operating lease liabilities	$58	$65

	June 30, 2020	June 30, 2019
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$33,574	$24,199
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	12,739	9,983
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$46,313	$34,182
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
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue in the condensed consolidated statements of income. Beginning in the second quarter of 2020, acquired intangible assets — net was reclassified from other assets and presented separately in the condensed consolidated balance sheets. Prior period amounts have been reclassified to reflect these changes.
The significant accounting policies are included in Note 2 in the 2019 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2020, except as described in Note 2 below.

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

Bank loans and related allowance for credit losses

Bank loans are recorded at their contractual principal amounts and include unamortized direct origination costs or net purchase discounts or premiums. Direct origination costs and premiums and discounts are recognized in interest revenue using the effective interest method over the contractual life of the loan and are adjusted for actual prepayments. Additionally, management estimates an allowance for credit losses, which is deducted from the amortized cost basis of loans to arrive at the amount expected to be collected. The bank loan portfolio includes three portfolio segments: residential real estate, pledged asset lines (PALs), and other loans. We use these segments when developing and documenting our methodology for determining the allowance for credit losses. Residential real estate portfolio segment is divided into two classes of financing receivables for purposes of monitoring and assessing credit risk: First Mortgages and HELOCs.

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

The methodology to establish an allowance for credit losses for residential real estate portfolio segment utilizes statistical models that estimate prepayments, defaults, and expected losses for this portfolio segment based on predicted behavior of individual loans within the segment. The methodology also evaluates concentrations in the classes of financing receivables, including loan products within those classes, year of origination, and geographical distribution of collateral.

Expected credit losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio (Estimated Current LTV) of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, interest rates, and unemployment rate. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience adjusted for current trends and market information, which includes current and forecast conditions. Loss severity (i.e., loss given default) estimates are based on our historical loss experience and market trends, both current and forecast. The loss severity estimate used in the allowance for credit loss methodology for HELOCs is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. The unemployment rate forecast is typically based on the recent consensus of regularly published economic surveys. Linear interpolation is applied to revert to long-term trends after the reasonable and supportable forecast period.

The methodology described above results in loss factors that are applied to the amortized cost basis of loans, exclusive of accrued interest receivable, to determine the allowance for credit losses for First Mortgages and HELOCs.

Management also estimates a liability for expected credit losses on the Company’s commitments to extend credit related to unused HELOCs and commitments to purchase first mortgages. See Note 10 for additional information on these commitments. The liability is calculated by applying the loss factors described above to the commitments expected to be funded and is included

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

in accrued expenses and other liabilities on the condensed consolidated balance sheets. The liability for expected credit losses on these commitments and related activity were immaterial for all periods presented.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

3.    Business Acquisitions

USAA-IMCO
On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash, subject to post-closing adjustments. Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition adds scale to the Company’s operations through the addition of over one million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement.

The Company accounted for the USAA-IMCO acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The determination of fair values requires management to make significant estimates and assumptions. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the acquisition date.

The following table summarizes the purchase price, provisional fair values of the assets acquired and liabilities assumed, and resulting goodwill as of the acquisition date.

Purchase price	$1,624

Fair value of assets acquired:
Cash segregated and on deposit for regulatory purposes	4,392
Receivables from brokerage clients — net	80
Intangible assets	1,118
Total assets acquired	5,590
Fair value of liabilities assumed:
Payables to brokerage clients	4,472
Total liabilities assumed	4,472
Fair value of net identifiable assets acquired	1,118
Goodwill	$506

The provisional identifiable intangible assets of $1.1 billion are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective weighted-average estimated useful lives.

	Estimated Fair Value	Weighted-Average Estimated Useful Life (years)
Customer relationships	$962	18
Brokerage referral agreement (1)	151	20
Royalty-free license	5	7
Total intangible assets	$1,118
(1) The brokerage referral agreement has an initial term of 5 years and is automatically renewable for one-year increments thereafter.

The estimated fair values of customer relationships, the brokerage referral agreement, and the royalty-free license were estimated using the multi-period excess earnings, with-and-without, and relief from royalty methods, respectively. The multi-period excess earnings method starts with a forecast of all of the expected future net cash flows associated with the asset, and the relief from royalty method starts with a forecast of the royalties saved by the Company because it owns the asset. The with-

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

and-without method quantifies the difference between forecasted cash flows with the asset and without the asset. The forecasts are then adjusted to present value by applying an appropriate discount rate that reflects the risks associated with the cash flow streams.

Goodwill recorded of $506 million, primarily attributable to the additional scale and anticipated synergies from the USAA-IMCO acquisition, was assigned to the Investor Services segment and will be deductible for tax purposes.

The Company’s condensed consolidated statements of income include total net revenues and net loss attributable to the USAA-IMCO acquisition of $39 million and $37 million, respectively, for the period May 26, 2020 through June 30, 2020.

In connection with the acquisition, the Company agreed to reimburse USAA for certain contract termination fees and severance costs incurred by USAA. These costs totaled $19 million and $23 million for the three and six months ended June 30, 2020, respectively, and are included in other expense on the condensed consolidated statements of income. Additionally, the Company incurred various professional fees and other costs related to the USAA-IMCO acquisition, such as advisory, legal, and accounting fees. In total, the Company incurred acquisition and integration-related costs of $39 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $54 million and $3 million for the six months ended June 30, 2020 and 2019, respectively, which are primarily included in professional services and other expense on the condensed consolidated statements of income.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the USAA-IMCO acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect adjustments for acquisition and integration-related costs, amortization of acquired intangible assets, and their related income tax effects, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. Pro forma net income for the three and six months ended June 30, 2020 excludes after-tax acquisition and integration-related costs of $30 million and $41 million, respectively. These costs and after-tax acquisition and integration-related costs of $10 million incurred in 2019 are included in pro forma net income for the six months ended June 30, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the USAA-IMCO acquisition been completed as of January 1, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total net revenues	$2,474	$2,767	$5,170	$5,573
Net income	$606	$870	$1,336	$1,723

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest revenue
Interest revenue	$1,486	$1,927	$3,194	$3,925
Interest expense	(97)	(318)	(233)	(635)
Net interest revenue	1,389	1,609	2,961	3,290
Asset management and administration fees
Mutual funds, ETFs, and CTFs	425	428	877	842
Advice solutions	314	295	626	573
Other	62	63	125	126
Asset management and administration fees	801	786	1,628	1,541
Trading revenue
Commissions	111	155	224	318
Principal transactions	10	19	30	41
Order flow revenue (1)	72	33	127	65
Trading revenue (1)	193	207	381	424
Other (1)	67	79	97	149
Total net revenues	$2,450	$2,681	$5,067	$5,404

(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 16. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Contract balances
Receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606) were $346 million at June 30, 2020 and $356 million at December 31, 2019 and were recorded in other assets on the condensed consolidated balance sheets. Schwab did not have any other significant contract assets or contract liability balances as of June 30, 2020 or December 31, 2019.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are as follows:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$230,102	$7,162	$177	$237,087
Asset-backed securities (1)	22,234	167	282	22,119
Corporate debt securities (2)	12,653	390	4	13,039
U.S. Treasury securities	4,733	38	—	4,771
U.S. state and municipal securities	1,489	131	—	1,620
Non-agency commercial mortgage-backed securities	1,214	40	—	1,254
Certificates of deposit	800	3	—	803
Commercial paper (2,3)	200	—	—	200
Foreign government agency securities	300	1	—	301
Other	22	—	—	22
Total available for sale securities	$273,747	$7,932	$463	$281,216

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$45,964	$312	$121	$46,155
Corporate debt securities (2)	5,427	57	—	5,484
Asset-backed securities (1)	4,970	30	13	4,987
U.S. Treasury securities	3,387	3	6	3,384
Certificates of deposit	1,000	4	—	1,004
Commercial paper (2,3)	394	1	—	395
Non-agency commercial mortgage-backed securities	13	—	—	13
Total available for sale securities	$61,155	$407	$140	$61,422
Held to maturity securities
U.S. agency mortgage-backed securities	$109,325	$1,521	$280	$110,566
Asset-backed securities (1)	17,806	50	85	17,771
Corporate debt securities (2)	4,661	57	—	4,718
U.S. state and municipal securities	1,301	103	—	1,404
Non-agency commercial mortgage-backed securities	1,119	22	—	1,141
U.S. Treasury securities	223	5	—	228
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	—	50
Other	21	—	—	21
Total held to maturity securities	$134,706	$1,758	$365	$136,099

(1) Approximately 41% and 43% of asset-backed securities held as of June 30, 2020 and December 31, 2019, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 45% and 42% of the asset-backed securities held as of June 30, 2020 and December 31, 2019, respectively.
(2) As of June 30, 2020 approximately 49% of the total AFS, and as of December 31, 2019 approximately 32%, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $2.5 billion of AFS commercial paper as of December 31, 2019 (none as of June 30, 2020). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

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

At June 30, 2020, our banking subsidiaries had pledged securities with a fair value of $36.7 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 9). Our banking

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $8.8 billion as collateral for this facility at June 30, 2020. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.1 billion at June 30, 2020.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total

June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
Asset-backed securities	$5,888	$162	$3,604	$120	$9,492	$282
U.S. agency mortgage-backed securities	24,528	138	9,687	39	34,215	177
Corporate debt securities	928	4	—	—	928	4
Total	$31,344	$304	$13,291	$159	$44,635	$463

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$16,023	$94	$6,592	$27	$22,615	$121
Asset-backed securities	960	6	298	7	1,258	13
U.S. Treasury securities	510	—	1,243	6	1,753	6
Total	$17,493	$100	$8,133	$40	$25,626	$140
Held to maturity securities
U.S. agency mortgage-backed securities	$16,183	$100	$18,910	$180	$35,093	$280
Asset-backed securities	7,507	63	2,898	22	10,405	85
Total	$23,690	$163	$21,808	$202	$45,498	$365
Total securities with unrealized losses	$41,183	$263	$29,941	$242	$71,124	$505

At June 30, 2020, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

Please refer to Note 2 for a description of management’s quarterly evaluation of AFS securities in unrealized loss positions. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the six months ended June 30, 2020. None of the Company’s AFS securities held as of June 30, 2020 had an allowance for credit losses. No amounts were recognized as OTTI in earnings or other comprehensive income during the year ended December 31, 2019, and as of December 31, 2019, Schwab did not hold any securities on which OTTI was previously recognized.

The Company had $594 million of accrued interest receivable as of June 30, 2020 for AFS securities, and $471 million of accrued interest receivable for AFS and HTM securities as of December 31, 2019. These amounts are excluded from the amortized cost basis of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the six months ended June 30, 2020, or write-offs of accrued interest receivable on AFS securities or HTM securities during the year ended December 31, 2019.

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

The maturities of AFS securities are as follows:

June 30, 2020	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,090	$22,122	$55,851	$158,024	$237,087
Asset-backed securities	60	8,183	5,700	8,176	22,119
Corporate debt securities	2,750	8,628	1,661	—	13,039
U.S. Treasury securities	3,943	828	—	—	4,771
U.S. state and municipal securities	—	103	631	886	1,620
Non-agency commercial mortgage-backed securities	—	—	—	1,254	1,254
Certificates of deposit	803	—	—	—	803
Commercial paper	200	—	—	—	200
Foreign government agency securities	—	301	—	—	301
Other	—	—	—	22	22
Total fair value	$8,846	$40,165	$63,843	$168,362	$281,216
Total amortized cost	$25,912	$36,951	$57,237	$153,647	$273,747

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Proceeds	$1	$5,622	$70	$16,274
Gross realized gains	—	7	—	10
Gross realized losses	—	4	—	6

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

June 30, 2020	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$13,952	$25	$3	$13	$41	$13,993	$22	$13,971
HELOCs (1,2)	972	1	1	7	9	981	4	977
Total residential real estate	14,924	26	4	20	50	14,974	26	14,948
Pledged asset lines	5,727	3	4	—	7	5,734	—	5,734
Other	190	—	—	3	3	193	4	189
Total bank loans	$20,841	$29	$8	$23	$60	$20,901	$30	$20,871

December 31, 2019
Residential real estate:
First Mortgages (1,2)	$11,665	$24	$4	$11	$39	$11,704	$11	$11,693
HELOCs (1,2)	1,105	2	1	9	12	1,117	4	1,113
Total residential real estate	12,770	26	5	20	51	12,821	15	12,806
Pledged asset lines	5,202	4	—	—	4	5,206	—	5,206
Other	201	—	—	2	2	203	3	200
Total bank loans	$18,173	$30	$5	$22	$57	$18,230	$18	$18,212

(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $78 million and $74 million at June 30, 2020 and December 31, 2019, respectively.
(2) At June 30, 2020 and December 31, 2019, 45% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2020 or December 31, 2019.

At June 30, 2020, CSB had pledged $12.4 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

Changes in the allowance for credit losses on bank loans were as follows:

	June 30, 2020					June 30, 2019
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)
Balance at beginning of period	$21	$4	$25	$4	$29	$14	$5	$19	$2	$21
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	1	—	1	1	—	1	—	1
Provision for credit losses	—	—	—	—	—	(3)	—	(3)	—	(3)
Balance at end of period	$22	$4	$26	$4	$30	$12	$5	$17	$2	$19

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	June 30, 2020					June 30, 2019
Six Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)
Balance at beginning of period	$11	$4	$15	$3	$18	$14	$5	$19	$2	$21
Adoption of ASU 2016-13	1	—	1	—	1	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	1	—	1	1	1	2	—	2
Provision for credit losses	9	—	9	1	10	(3)	(1)	(4)	—	(4)
Balance at end of period	$22	$4	$26	$4	$30	$12	$5	$17	$2	$19
Note:    Substantially all of the bank loans were collectively evaluated for impairment at December 31, 2019.
(1) All PALs were fully collateralized by securities with fair values in excess of borrowings as of each period presented.

Although continued economic uncertainty remains due to the ongoing COVID-19 pandemic, credit quality metrics and overall performance of the bank loans portfolios remain strong. Management’s reasonable and supportable forecast period extends through 2021, with unemployment peaking in the second quarter of 2020 accompanied by lackluster growth in home prices that do not revert to long-term trends until after 2021. Continued strong credit quality metrics and a modestly improving macroeconomic outlook produced a relatively stable projection of credit losses compared to the prior quarter.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	June 30, 2020	December 31, 2019
Nonaccrual loans (1)	$23	$22
Other real estate owned (2)	1	1
Total nonperforming assets	24	23
Troubled debt restructurings	2	2
Total nonperforming assets and troubled debt restructurings	$26	$25
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
June 30, 2020	2020	2019	2018	2017	2016	pre-2016	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$—	$—	$—	$2	$2	$—	$—	$—
620 – 679	12	14	4	11	17	18	76	1	4	5
680 – 739	491	436	153	247	235	324	1,886	100	94	194
≥740	4,116	3,130	712	1,218	1,434	1,419	12,029	434	348	782
Total	$4,619	$3,580	$869	$1,476	$1,686	$1,763	$13,993	$535	$446	$981
Origination LTV
≤70%	$3,866	$2,797	$612	$1,106	$1,429	$1,240	$11,050	$393	$314	$707
>70% – ≤90%	753	783	257	370	257	520	2,940	142	128	270
>90% – ≤100%	—	—	—	—	—	3	3	—	4	4
Total	$4,619	$3,580	$869	$1,476	$1,686	$1,763	$13,993	$535	$446	$981
Weighted Average Updated FICO
<620	$4	$4	$2	$2	$4	$22	$38	$5	$13	$18
620 – 679	31	54	17	33	19	54	208	14	20	34
680 – 739	430	322	104	162	142	215	1,375	71	66	137
≥740	4,154	3,200	746	1,279	1,521	1,472	12,372	445	347	792
Total	$4,619	$3,580	$869	$1,476	$1,686	$1,763	$13,993	$535	$446	$981
Estimated Current LTV (1)
≤70%	$3,912	$2,975	$744	$1,430	$1,671	$1,744	$12,476	$510	$427	$937
>70% – ≤90%	707	605	125	46	15	17	1,515	25	16	41
>90% – ≤100%	—	—	—	—	—	1	1	—	2	2
>100%	—	—	—	—	—	1	1	—	1	1
Total	$4,619	$3,580	$869	$1,476	$1,686	$1,763	$13,993	$535	$446	$981
Percent of Loans on Nonaccrual Status	0.07%	—	0.03%	0.03%	0.08%	0.45%	0.09%	0.21%	1.58%	0.71%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

June 30, 2020	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$5,734	770	—
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

At June 30, 2020, First Mortgage loans of $12.4 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 25% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 75% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.
At June 30, 2020 and December 31, 2019, Schwab had $43 million and $46 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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
The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
HELOCs converted to amortizing loans	$8	$11	$18	$33

The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2020	Balance
Converted to an amortizing loan by period end	$446
Within 1 year	41
> 1 year – 3 years	86
> 3 years – 5 years	124
> 5 years	284
Total	$981

At June 30, 2020, $789 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2020, the borrowers on approximately 52% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of June 30, 2020 and December 31, 2019, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of those are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2020			December 31, 2019
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$533	$269	$533	$516	$275	$516
Other CRA investments (2)	116	—	152	120	—	154
Total	$649	$269	$685	$636	$275	$670
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2020 and 2023. During the six months ended June 30, 2020 and year ended

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2019, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2020	December 31, 2019
Interest-bearing deposits:
Deposits swept from brokerage accounts	$279,599	$201,531
Checking	15,245	12,650
Savings and other	5,974	5,168
Total interest-bearing deposits	300,818	219,349
Non-interest-bearing deposits	748	745
Total bank deposits	$301,566	$220,094

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

9.    Borrowings

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of June 30, 2020 and December 31, 2019.

	Date of	Principal Amount Outstanding
	Issuance	June 30, 2020	December 31, 2019
Fixed-rate Senior Notes:
4.450% due July 22, 2020 (1)	07/22/10	$700	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	—
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
4.625% due March 22, 2030	03/24/20	500	—
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	600
Total Senior Notes		8,581	7,481
Unamortized discount — net		(13)	(14)
Debt issuance costs		(42)	(37)
Total long-term debt		$8,526	$7,430

(1) Matured on July 22, 2020.

Annual maturities on long-term debt outstanding at June 30, 2020 are as follows:

Maturities
2020	$700
2021	1,200
2022	256
2023	800
2024	500
Thereafter	5,125
Total maturities	8,581
Unamortized discount — net	(13)
Debt issuance costs	(42)
Total long-term debt	$8,526

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of June 30, 2020 and December 31, 2019, the collateral pledged provided a total

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

borrowing capacity of $44.4 billion and $34.2 billion, respectively, of which no amounts were outstanding at the end of either period.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $47 million and $35 million at June 30, 2020 and December 31, 2019, respectively.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of June 30, 2020 and December 31, 2019, the collateral pledged provided total borrowing capacity of $8.8 billion and $8.5 billion, respectively, of which no amounts were outstanding at the end of either period.

During the first quarter of 2020, CSB and CSPB became members of the Federal Reserve. As a condition of our Federal Reserve membership, we are required to hold Federal Reserve stock, which totaled $182 million at June 30, 2020.

10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $2.7 billion and $702 million during the second quarters of 2020 and 2019, respectively, and $4.9 billion and $1.1 billion during the first six months of 2020 and 2019, respectively. CSB purchased HELOCs with commitments of $133 million and $66 million during the second quarters of 2020 and 2019, respectively, and $240 million and $128 million during the first six months of 2020 and 2019, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	June 30, 2020	December 31, 2019
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$9,341	$10,753
Commitments to purchase First Mortgage loans	1,992	1,521
Total	$11,333	$12,274

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At June 30, 2020, the aggregate face amount of these LOCs totaled $20 million. There were no funds drawn under any of these LOCs at June 30, 2020. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

Schwab also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. Schwab’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. At June 30, 2020, amounts posted as collateral with such clearing houses and exchanges included $242 million of U.S. Treasury securities, which are included in other assets on the condensed consolidated balance sheet. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

Acquisition of TD Ameritrade: On November 25, 2019, CSC announced a definitive agreement to acquire TD Ameritrade in an all-stock transaction. At the time of announcement, TD Ameritrade had approximately twelve million brokerage accounts and $1.3 trillion in total client assets. Under the agreement, TD Ameritrade stockholders will receive 1.0837 CSC shares for each TD Ameritrade share. Based on the closing price of CSC common stock on November 20, 2019, the merger consideration represented approximately $26 billion. The transaction is expected to close in the second half of 2020, subject to satisfaction of

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

closing conditions. During the second quarter of 2020 the Department of Justice completed its antitrust review of our proposed acquisition of TD Ameritrade, and both Schwab and TD Ameritrade stockholders voted to approve the acquisition.

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

TD Ameritrade Acquisition Litigation: As disclosed previously, Schwab and TD Ameritrade have been responding to federal securities lawsuits and a Delaware fiduciary lawsuit relating to the proposed acquisition.

Eight lawsuits challenging the sufficiency of disclosures in the Form S-4 Registration Statement (“Registration Statement”) concerning the acquisition were filed as follows: Kent v. TD Ameritrade Holding Corporation et al., a putative class action filed March 18, 2020 in U.S. District Court for the District of Delaware (Schwab entities named); Stein v. TD Ameritrade Holding Corporation et al., filed March 23, 2020 in U.S. District Court for the District of Delaware; Roth v. TD Ameritrade Holding Corporation et al., filed March 30, 2020 in United States District Court for the District of New Jersey; Litwin v. TD Ameritrade Holding Corporation et al., filed April 2, 2020 in U.S. District Court for the District of New Jersey; Bernstein v. TD Ameritrade Holding Corporation et al., a putative class action filed April 6, 2020 in U.S. District Court for the District of New Jersey (CSC named); Garrison v. TD Ameritrade Holding Corporation et al., filed April 6, 2020 in U.S District Court for the Southern District of New York; Paine-Mantha v. TD Ameritrade Holding Corporation et al., filed May 12, 2020 in U.S. District Court for the District of Delaware; and Kong v. TD Ameritrade Holding Corporation et al., filed May 15, 2020 in U.S. District Court for the District of New Jersey. Although TD Ameritrade and Schwab disputed the allegations, to avoid any unnecessary delays and the expense and distraction of litigation, TD Ameritrade voluntarily provided supplemental disclosures to the Registration Statement. As a result, plaintiffs in all eight cases have voluntarily dismissed their claims.

On May 12, 2020, a lawsuit challenging the acquisition was filed in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, the Toronto-Dominion Bank (TD Bank). The complaint names as defendants each member of the TD Ameritrade board of directors at the time the acquisition

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

was approved, as well as TD Bank and Schwab. As an initial matter, the lawsuit sought to enjoin voting on or consummation of the acquisition, specifically alleging that prior to the TD Ameritrade board’s approval of the acquisition, agreements were reached between Schwab and TD Bank on an amendment of the Insured Deposit Account Agreement and voting of TD Bank’s shares of TD Ameritrade common stock in favor of the acquisition; which agreements allegedly caused Schwab to become an “interested stockholder” of TD Ameritrade under Section 203 of the Delaware General Corporation Law; and which would thereby require the affirmative vote of at least 66 2/3% of the outstanding TD Ameritrade common stock not allegedly owned by Schwab under Section 203. Subsequent to filing of the lawsuit and as previously disclosed, defendants reached an agreement with plaintiff under which plaintiff agreed to withdraw his Section 203 claim if the acquisition were to receive the 66 2/3% stockholder support allegedly required. With 76.9% of the applicable outstanding TD Ameritrade common stock (excluding stock not deemed to be owned by Schwab) having voted in favor of the acquisition at the TD Ameritrade special stockholders meeting on June 4, 2020, plaintiff has now agreed to dismiss his Section 203 claim as moot and has withdrawn his application for a preliminary injunction. Still pending are separate claims asserted in the complaint for breach of fiduciary duty by certain members of the TD Ameritrade board and TD Bank, and against Schwab for aiding and abetting such breaches, the allegation being that the amendment of the Insured Deposit Account Agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and are contesting the remaining claims in the lawsuit.

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $556 million and $719 million at June 30, 2020 and December 31, 2019, respectively. Most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
June 30, 2020
Assets
Resale agreements (1)	$9,407	$—	$9,407	$—	$(9,407)	(2)	$—
Securities borrowed (3)	563	—	563	(563)	—		—
Total	$9,970	$—	$9,970	$(563)	$(9,407)		$—
Liabilities
Securities loaned (4,5)	$1,653	$—	$1,653	$(563)	$(940)		$150
Total	$1,653	$—	$1,653	$(563)	$(940)		$150

December 31, 2019
Assets
Resale agreements (1)	$9,028	$—	$9,028	$—	$(9,028)	(2)	$—
Securities borrowed (3)	735	—	735	(730)	(5)		—
Total	$9,763	$—	$9,763	$(730)	$(9,033)		$—
Liabilities
Securities loaned (4,5)	$1,251	$—	$1,251	$(730)	$(445)		$76
Total	$1,251	$—	$1,251	$(730)	$(445)		$76
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At June 30, 2020 and December 31, 2019, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.6 billion and $9.2 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2020 and December 31, 2019.
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

	June 30, 2020	December 31, 2019
Fair value of client securities available to be pledged	$26,170	$26,685
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$4,056	$2,171
Fulfillment of client short sales	3,279	2,293
Securities lending to other broker-dealers	1,277	1,017
Total collateral pledged	$8,612	$5,481
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $218 million as of June 30, 2020 and $142 million as of December 31, 2019.

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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Note 2 in the 2019 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2020 or December 31, 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

June 30, 2020	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$5,516	$—	$—	$5,516
Total cash equivalents	5,516	—	—	5,516
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,378	—	1,378
U.S. Government securities	—	20,157	—	20,157
Total investments segregated and on deposit for regulatory purposes	—	21,535	—	21,535
Available for sale securities:
U.S. agency mortgage-backed securities	—	237,087	—	237,087
Asset-backed securities	—	22,119	—	22,119
Corporate debt securities	—	13,039	—	13,039
U.S. Treasury securities	—	4,771	—	4,771
U.S. state and municipal securities	—	1,620	—	1,620
Non-agency commercial mortgage-backed securities	—	1,254	—	1,254
Certificates of deposit	—	803	—	803
Commercial paper	—	200	—	200
Foreign government agency securities	—	301	—	301
Other	—	22	—	22
Total available for sale securities	—	281,216	—	281,216
Other assets:
Equity and bond mutual funds	375	—	—	375
U.S. Government securities	—	278	—	278
State and municipal debt obligations	—	30	—	30
Equity, corporate debt, and other securities	7	28	—	35
Total other assets	382	336	—	718
Total	$5,898	$303,087	$—	$308,985

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2019	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$5,179	$—	$—	$5,179
Commercial paper	—	2,498	—	2,498
Total cash equivalents	5,179	2,498	—	7,677
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,351	—	1,351
U.S. Government securities	—	7,276	—	7,276
Total investments segregated and on deposit for regulatory purposes	—	8,627	—	8,627
Available for sale securities:
U.S. agency mortgage-backed securities	—	46,155	—	46,155
Corporate debt securities	—	5,484	—	5,484
Asset-backed securities	—	4,987	—	4,987
U.S. Treasury securities	—	3,384	—	3,384
Certificates of deposit	—	1,004	—	1,004
Commercial paper	—	395	—	395
Non-agency commercial mortgage-backed securities	—	13	—	13
Total available for sale securities	—	61,422	—	61,422
Other assets:
Equity and bond mutual funds	442	—	—	442
U.S. Government securities	—	202	—	202
State and municipal debt obligations	—	47	—	47
Equity, corporate debt, and other securities	5	22	—	27
Total other assets	447	271	—	718
Total	$5,626	$72,818	$—	$78,444

Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$28,058	$28,058	$—	$—	$28,058
Cash and investments segregated and on deposit for regulatory purposes	11,643	2,230	9,413	—	11,643
Receivables from brokerage clients — net	21,418	—	21,418	—	21,418
Bank loans — net:
First Mortgages	13,971	—	14,344	—	14,344
HELOCs	977	—	973	—	973
Pledged asset lines	5,734	—	5,734	—	5,734
Other	189	—	189	—	189
Total bank loans — net	20,871	—	21,240	—	21,240
Other assets	1,272	—	1,272	—	1,272
Liabilities
Bank deposits	$301,566	$—	$301,566	$—	$301,566
Payables to brokerage clients	50,135	—	50,135	—	50,135
Accrued expenses and other liabilities	3,827	—	3,827	—	3,827
Long-term debt	8,526	—	9,381	—	9,381

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

13.    Stockholders’ Equity
On April 30, 2020, the Company issued and sold 2,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.375% fixed-rate reset non-cumulative perpetual preferred stock, Series G, $0.01 par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per Depositary Share). The net proceeds of the offering were approximately $2.47 billion, after deducting the underwriting discount and estimated offering expenses.

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the six months ended June 30, 2020. During the second quarter of 2019, CSC repurchased 29 million shares of its common stock under this authorization for $1.2 billion. There were no repurchases of CSC’s common stock under this authorization during the first quarter of 2019.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2020	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating or Resets	Floating Annual Rate of Three-Month LIBOR/ Term Five-Year Treasury plus (2):
	Shares Issued and Outstanding (in thousands) at			Carrying Value at
	June 30, 2020 (1)	December 31, 2019 (1)		June 30, 2020	December 31, 2019	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Series G	25	—	100,000	2,470	—	04/30/20	5.375%	06/01/25	06/01/25	4.971%
Total preferred stock	1,786	1,761		$5,263	$2,793
(1) Represented by depositary shares, except for Series A.
(2) The Series G dividend rate resets on each five-year anniversary beginning on June 1, 2025 based on the five-year Treasury rate; Series G is only redeemable on reset dates. The dividend rates for all other series of preferred stock will float based on LIBOR.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$14.0	$35.00	$14.0	$35.00	$14.0	$35.00	$14.0	$35.00
Series C	9.0	15.00	9.0	15.00	18.0	30.00	18.0	30.00
Series D	11.1	14.88	11.1	14.88	22.3	29.76	22.3	29.76
Series E	—	—	—	—	13.9	2,312.50	13.9	2,312.50
Series F	12.5	2,500.00	12.5	2,500.00	12.5	2,500.00	12.5	2,500.00
Series G (1)	—	—	—	—	—	—	—	—
Total	$46.6		$46.6		$80.7		$80.7
(1) Series G preferred stock was issued on April 30, 2020. Dividends are paid quarterly beginning on September 1, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

14.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2020			2019
Three Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$2,113	$(498)	$1,615	$218	$(53)	$165
Other reclassifications included in other revenue	—	—	—	(3)	1	(2)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	—	—	8	(1)	7
Other	1	—	1	—	—	—
Other comprehensive income (loss)	$2,114	$(498)	$1,616	$223	$(53)	$170

	2020			2019
Six Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$7,264	$(1,742)	$5,522	$445	$(107)	$338
Other reclassifications included in other revenue	—	—	—	(4)	1	(3)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	—	—	20	(4)	16
Other	1	—	1	—	—	—
Other comprehensive income (loss)	$7,265	$(1,742)	$5,523	$461	$(110)	$351

AOCI balances are as follows:

Total AOCI
Balance at March 31, 2019	$(71)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	165
Other reclassifications included in other revenue	(2)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	7
Balance at June 30, 2019	$99

Balance at March 31, 2020	$3,995
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	1,615
Other	1
Balance at June 30, 2020	$5,611

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Total AOCI
Balance at December 31, 2018	(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	319
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	19
Other reclassifications included in other revenue	(3)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	16
Balance at June 30, 2019	99

Balance at December 31, 2019	88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	4,465
Net unrealized gain on securities transferred to available for sale from held to maturity (2)	1,057
Other	1
Balance at June 30, 2020	5,611
(1) In the first quarter of 2019, the Company made an election to transfer a portion of its HTM securities to AFS as part of its adoption of ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The transfer resulted in a net of tax increase to AOCI of $19 million.
(2) On January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category. The transfer resulted in a net of tax increase to AOCI of $1.1 billion. See Note 5 for additional discussion on the 2020 transfer of HTM securities to AFS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

15.    Regulatory Requirements

At June 30, 2020, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$16,992	15.8%	N/A		$4,826	4.5%
Tier 1 Risk-Based Capital	22,255	20.8%	N/A		6,435	6.0%
Total Risk-Based Capital	22,288	20.8%	N/A		8,580	8.0%
Tier 1 Leverage	22,255	5.9%	N/A		15,046	4.0%
Supplementary Leverage Ratio	22,255	5.8%	N/A		11,489	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$16,055	18.9%	$5,528	6.5%	$3,827	4.5%
Tier 1 Risk-Based Capital	16,055	18.9%	6,804	8.0%	5,103	6.0%
Total Risk-Based Capital	16,087	18.9%	8,505	10.0%	6,804	8.0%
Tier 1 Leverage	16,055	5.8%	13,848	5.0%	11,078	4.0%
Supplementary Leverage Ratio	16,055	5.7%	N/A	N/A	8,505	3.0%

December 31, 2019
CSC
Common Equity Tier 1 Risk-Based Capital	$17,660	19.5%	N/A		$4,073	4.5%
Tier 1 Risk-Based Capital	20,453	22.6%	N/A		5,431	6.0%
Total Risk-Based Capital	20,472	22.6%	N/A		7,241	8.0%
Tier 1 Leverage	20,453	7.3%	N/A		11,189	4.0%
Supplementary Leverage Ratio	20,453	7.1%	N/A		8,604	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$14,819	20.7%	$4,649	6.5%	$3,218	4.5%
Tier 1 Risk-Based Capital	14,819	20.7%	5,722	8.0%	4,291	6.0%
Total Risk-Based Capital	14,837	20.7%	7,152	10.0%	5,722	8.0%
Tier 1 Leverage	14,819	7.1%	10,486	5.0%	8,389	4.0%
Supplementary Leverage Ratio	14,819	6.8%	N/A	N/A	6,497	3.0%
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
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical capital buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2020, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2020, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2020 that management believes have changed CSB’s capital category.

At June 30, 2020, the balance sheets of CSPB and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $26.0 billion and $11.2 billion, respectively. Based on their regulatory capital ratios, at June 30, 2020, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Net capital and net capital requirements for CS&Co are as follows:

	June 30, 2020	December 31, 2019
Net Capital	$2,041	$3,700
Minimum net capital required	0.250	0.250
2% of aggregate debit balances	471	446
Net Capital in excess of required net capital	$1,570	$3,254

Pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at June 30, 2020. The SEC Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Net Revenues
Net interest revenue	$952	$1,154	$437	$455	$1,389	$1,609
Asset management and administration fees	583	560	218	226	801	786
Trading revenue (1)	138	140	55	67	193	207
Other (1)	51	37	16	42	67	79
Total net revenues	1,724	1,891	726	790	2,450	2,681
Expenses Excluding Interest	1,168	1,057	394	388	1,562	1,445
Income before taxes on income	$556	$834	$332	$402	$888	$1,236

	Investor Services		Advisor Services		Total
Six Months Ended June 30,	2020	2019	2020	2019	2020	2019
Net Revenues
Net interest revenue	$2,080	$2,349	$881	$941	$2,961	$3,290
Asset management and administration fees	1,183	1,093	445	448	1,628	1,541
Trading revenue (1)	257	281	124	143	381	424
Other (1)	71	79	26	70	97	149
Total net revenues	3,591	3,802	1,476	1,602	5,067	5,404
Expenses Excluding Interest	2,322	2,119	810	785	3,132	2,904
Income before taxes on income	$1,269	$1,683	$666	$817	$1,935	$2,500
(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Item 1 – Note 10.

Item 1A.     Risk Factors

During the first six months of 2020, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2019 Form 10-K except as described below. The risk factor described below updates, and should be read together with, the risk factors disclosed in Part I – Item 1A – Risk Factors, in our 2019 Annual Report on Form 10-K.

The challenging economic environment triggered by the COVID-19 pandemic has impacted and will continue to impact our business, results of operations and financial condition.
The COVID‑19 pandemic has adversely impacted the economic environment, leading to lower interest rates across the curve and heightened volatility in the financial markets. These developments have had, and may continue to have, a negative impact on our net interest revenue and asset management and administration fees. Additionally, in March 2020, we experienced a significant increase in client cash balances held at our bank and broker-dealer subsidiaries, which caused our Tier 1 Leverage Ratio to decline into the buffer we maintain between our long-term operating objective and our regulatory requirement. This will limit our ability to return excess capital to stockholders, including through share repurchases, until the ratio returns to higher levels. Furthermore, many of our employees and those of our outsourced service providers are working remotely. Certain of our client service response and processing times have increased as a result of very high levels of client engagement, our employees working remotely, and the temporary loss of services from some of our outsourced service providers. Credit markets have been adversely impacted due to both uncertainty regarding the pandemic’s economic impact and the anticipation that high levels of unemployment will have a significant impact on retail credit and commercial real estate forbearances and delinquencies. We may experience higher levels of delinquencies on our portfolios of first mortgages and home equity lines of credit. We may also experience higher credit spreads in certain sectors within our portfolio of investment securities, especially those asset-backed securities and commercial mortgage-backed securities with exposure to retail loans and commercial real estate. These and other impacts of the COVID‑19 pandemic could have the effects of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 incorporated by reference herein. The extent to which the COVID‑19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic, actions taken by governmental authorities to contain the financial and economic impact of the pandemic and the spread of COVID‑19, further changes in credit quality and spreads, and reactions in the financial markets.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the second quarter of 2020.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2020 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	2	$33.07	N/A	N/A
May:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	6	$36.24	N/A	N/A
June:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	7	$37.87	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	15	$36.49	N/A	N/A
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
2.1
Agreement and Plan of Merger, dated as of November 24, 2019, by and among The Charles Schwab Corporation, TD Ameritrade Holding Corporation and Americano Acquisition Corp., filed as Exhibit 2.1 to the Registrant’s Form 8-K dated November 24, 2019, and incorporated herein by reference.*

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 14, 2020, by and among The Charles Schwab Corporation, TD Ameritrade Holding Corporation and Americano Acquisition Corp., filed as Exhibit 2.2 to the Registrant’s Form 8-K dated May 14, 2020, and incorporated herein by reference.

3.21
Certificate of Designations of 5.375% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G, of The Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated April 30, 2020, and incorporated herein by reference.

10.410	2013 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.410 to the Registrant’s Form 8-K dated May 12, 2020, and incorporated herein by reference (supersedes Exhibit 10.391).	(2)

10.411	Credit Agreement (364 – Day Commitment) dated as of May 29, 2020, between the Registrant and financial institutions therein (supersedes Exhibit 10.395).	(1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(3)

101.SCH	Inline XBRL Taxonomy Extension Schema	(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(3)

101.DEF	Inline XBRL Extension Definition	(3)

101.LAB	Inline XBRL Taxonomy Extension Label	(3)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Schwab agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 7, 2020	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer