Form 10-Q
period 2020-09-30
SCHWAB CHARLES CORP
filed 2020-11-09
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
1,797,212,229 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock outstanding on October 31, 2020

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2020

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

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries as of September 30, 2020.

Principal business subsidiaries of CSC include the following:

•Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;
•Charles Schwab Bank, SSB (CSB), our principal banking entity; and
•Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

Subsequent to September 30, 2020, the Company completed its previously announced acquisition of TD Ameritrade Holding Corporation and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”), effective October 6, 2020. Upon completion of the acquisition, TD Ameritrade Holding Corporation (TDA Holding) became a wholly-owned subsidiary of CSC and the below became principal business subsidiaries of CSC:

•TD Ameritrade, Inc., an introducing securities broker-dealer; and
•TD Ameritrade Clearing, Inc. (TDAC), a securities broker-dealer that provides trade execution and clearing services on a fully-disclosed basis to TD Ameritrade, Inc.

Unless otherwise noted, this Management’s Discussion and Analysis excludes the results of operations and financial condition of TD Ameritrade. See Overview and Item 1 – Notes 3 and 17 for additional information on our acquisition of TD Ameritrade.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $45 trillion, which means Schwab’s and TD Ameritrade’s combined total client assets of approximately $6 trillion leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:
•Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value (see Introduction in Part I, Item 2);
•Impacts related to the coronavirus (COVID-19) pandemic; advancing strategic goals to drive scale, monetization and segmentation (see Overview);
•Expected benefits from recently completed transactions; expected timing for the TD Ameritrade integration; bank deposit account fee revenue; (see Overview, Risk Management, Business Acquisitions in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 3, and Subsequent Events in Item 1 – Note 17);
•The expected impact of the final net stable funding ratio rule (see Current Regulatory Environment and Other Developments);
•Objective for amount of deposits held in excess reserves at the Federal Reserve (see Results of Operations);
•Net interest margin compression and net interest revenue; money market fund fee waivers (see Results of Operations);
•2020 capital expenditures (see Results of Operations);
•The phase-out of the use of LIBOR (see Risk Management);
•Sources of capital; Tier 1 Leverage Ratio operating objective (see Capital Management);
•The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Item 1 – Note 2);
•The likelihood of indemnification and guarantee payment obligations (see Commitments and Contingencies in Item 1 – Note 10); and
•The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 10 and Legal Proceedings in Part II, Item 1).

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Important factors that may cause actual results to differ include, but are not limited to:
•General market conditions, including equity valuations, trading activity, the level of interest rates – which can impact money market fund fee waivers, and credit spreads;
•Our ability to attract and retain clients, develop trusted relationships, and grow client assets;
•Client use of our advisory solutions and other products and services;
•The level of client assets, including cash balances;
•Competitive pressure on pricing, including deposit rates;
•Client sensitivity to interest rates;
•Regulatory guidance;
•Capital and liquidity needs and management;
•Our ability to manage expenses;
•Our ability to develop and launch new and enhanced products, services, and capabilities, as well as enhance our infrastructure, in a timely and successful manner;
•Our ability to monetize client assets;
•The scope and duration of the COVID-19 pandemic and actions taken by governmental authorities to contain the spread of the virus and the economic impact;
•The company’s ability to support client activity levels;
•The risk that expected revenue and expense synergies and other benefits from recent acquisitions may not be fully realized or may take longer to realize than expected;
•Timing and ability to invest amounts held in excess reserves at the Federal Reserve into higher yielding investments in the company’s bank securities portfolio;
•Changes in prepayment levels for mortgage-backed and other asset-backed securities and loans;
•Client cash allocations;
•LIBOR trends;
•The availability and terms of external financing;
•The timing of campus expansion work and technology projects;
•Adverse developments in litigation or regulatory matters and any related charges; and
•Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2019 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarter and first nine months of 2020 and 2019 are:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Client Metrics
Net new client assets (in billions) (1)	$51.2	$56.6	(10)%	$261.8	$145.5	80%
Core net new client assets (in billions)	$42.7	$56.6	(25)%	$162.5	$145.5	12%
Client assets (in billions, at quarter end)	$4,395.3	$3,768.4	17%
Average client assets (in billions)	$4,331.5	$3,736.1	16%	$4,033.3	$3,611.0	12%
New brokerage accounts (in thousands) (2)	592	363	63%	2,853	1,135	151%
Active brokerage accounts (in thousands, at quarter end)	14,393	12,118	19%
Assets receiving ongoing advisory services (in billions, at quarter end)	$2,231.3	$1,977.9	13%
Client cash as a percentage of client assets (at quarter end)	12.8%	11.4%
Company Financial Information and Metrics
Total net revenues	$2,448	$2,711	(10)%	$7,515	$8,115	(7)%
Total expenses excluding interest	1,559	1,475	6%	4,691	4,379	7%
Income before taxes on income	889	1,236	(28)%	2,824	3,736	(24)%
Taxes on income	191	285	(33)%	660	884	(25)%
Net income	698	951	(27)%	2,164	2,852	(24)%
Preferred stock dividends and other	83	38	118%	171	127	35%
Net income available to common stockholders	$615	$913	(33)%	$1,993	$2,725	(27)%
Earnings per common share — diluted	$.48	$.70	(31)%	$1.54	$2.05	(25)%
Net revenue growth from prior year	(10)%	5%		(7)%	9%
Pre-tax profit margin	36.3%	45.6%		37.6%	46.0%
Return on average common stockholders’ equity (annualized)	10%	20%		12%	20%
Expenses excluding interest as a percentage of average client assets (annualized)	0.14%	0.16%		0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	5.7%	7.3%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$1,492	$1,465		$4,488	$4,351
Adjusted diluted EPS	$.51	$.70		$1.66	$2.07
Return on tangible common equity	12%	21%		14%	22%
(1) The third quarter and first nine months of 2020 include inflows of $8.5 billion related to the acquisition of Wasmer, Schroeder & Company, LLC. The first nine months of 2020 also includes $79.9 billion related to the acquisition of the assets of USAA’s Investment Management Company (USAA-IMCO) and an inflow of $10.9 billion from a mutual fund clearing services client.
(2) The first nine months of 2020 include 1.1 million new brokerage accounts related to the acquisition of assets from USAA-IMCO.
(3) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

While the COVID-19 pandemic and challenging macroeconomic conditions persisted throughout the third quarter and first nine months of 2020, the Company’s business model and our continued focus on clients’ needs helped drive sustained business momentum. Schwab continued to operate without significant client disruption, advancing the Company’s strategic goals to drive scale, monetization, and segmentation in ways that benefit our clients. Most notably, subsequent to September 30, 2020, Schwab completed its acquisition of TD Ameritrade, which closed on October 6, 2020, as discussed further below.

Throughout the third quarter of 2020, the equity markets generally increased while both short- and long-term interest rates remained under pressure. Net new assets totaled $51.2 billion in the third quarter, despite seasonal tax outflows in July from a delayed tax filing deadline. In addition to an $8.5 billion inflow to our Advisor Services business related to closing our acquisition of Wasmer, Schroeder & Company, LLC, core net new assets totaled $42.7 billion in the third quarter of 2020, bringing year-to-date core net new assets to $162.5 billion, which represents a 5% annualized growth rate. New brokerage accounts totaled 592 thousand in the third quarter of 2020, and we ended the period at 14.4 million accounts, up 19% from September 30, 2019. Our clients continued to be highly engaged with their investments, as daily average trades were 1.5 million

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

in both the third quarter and first nine months of 2020, up 103% and 109%, respectively, from the same periods in 2019. Against this backdrop, total client assets ended the third quarter at $4.40 trillion, up 17% from September 30, 2019.

Our results of operations for the third quarter and first nine months of 2020 reflect the strength of our business model as well as our financial management, even as the current macroeconomic environment remained challenging. Schwab’s net income was $698 million and $2.2 billion for the third quarter and first nine months of 2020, decreasing 27% and 24%, respectively, from the same periods in 2019. Diluted earnings per common share (EPS) amounted to $.48 and $1.54 during the third quarter and first nine months of 2020, respectively, down 31% and 25% from the same periods in the prior year. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, were $.51 and $1.66 during the third quarter and first nine months of 2020, respectively, down 27% and 20% from the same periods in the prior year.

Total net revenues were $2.4 billion and $7.5 billion in the third quarter and first nine months of 2020, declining 10% and 7%, respectively, from the same periods in the prior year, primarily as a result of lower net interest revenue. Net interest revenue was helped by rising interest-earning asset levels throughout the third quarter and first nine months of 2020, though still decreased $288 million and $617 million, respectively, from the comparable periods in 2019. These declines in net interest revenue primarily resulted from the overall decline in both short- and long-term interest rates driven by the Federal Reserve’s monetary easing, as well as the related acceleration of mortgage-backed security prepayment speeds within our investment securities portfolio. Asset management and administration fees totaled $860 million and $2.5 billion during the third quarter and first nine months of 2020, increasing 4% and 5%, respectively, from the comparable periods in the prior year. The growth in asset management and administration fees was due primarily to rising balances in advisory solutions, which more than offset higher money market fund fee waivers. Trading revenue declined 12% and 11% during the third quarter and first nine months of 2020, respectively, compared with the same periods in the prior year, as our October 2019 pricing actions more than offset increased trading volumes throughout the first nine months of 2020.

Total expenses excluding interest were $1.6 billion and $4.7 billion in the third quarter and first nine months of 2020, representing increases of 6% and 7%, respectively, relative to the comparable periods in 2019. In the third quarter and first nine months of 2020, total expenses excluding interest reflected acquisition and integration-related expenses of $42 million and $160 million, respectively, as well as amortization of acquired intangible assets of $25 million and $43 million, respectively. Exclusive of these items (1), adjusted total expenses were up 2% and 3% during the third quarter and first nine months of 2020, respectively, from the comparable periods in 2019.

Throughout the first nine months of 2020, the Company maintained its disciplined approach to capital management, helping sustain ongoing balance sheet growth. Total balance sheet assets increased to $419.4 billion at September 30, 2020, representing growth of 5% from the end of the second quarter and 43% from December 31, 2019. This growth in total balance sheet assets was driven by growth in our client base and continued higher client cash allocations due to the reduced attractiveness of fixed income and other cash alternatives in the low rate environment. During the second quarter, we issued $2.5 billion of preferred stock, Series G, at an initial fixed rate of 5.375%, bringing total preferred stock to $5.3 billion, which represented approximately 23% of Tier 1 Capital at September 30, 2020. The Company’s Tier 1 leverage ratio was 5.7% at September 30, 2020.

Return on average common stockholders’ equity was 10% and 12% during the third quarter and first nine months of 2020, respectively, down from 20% in both the third quarter and first nine months of 2019. Return on tangible common equity (1) (ROTCE) was 12% and 14% for the third quarter and first nine months of 2020, down from 21% and 22% in the comparable periods of 2019. The decreases in both return on average common stockholders’ equity and ROTCE reflect lower net income as well as significantly higher balances of average accumulated other comprehensive income (AOCI) due to unrealized gains in our available for sale (AFS) investment securities portfolio.

(1) Adjusted diluted EPS, adjusted total expenses, and return on tangible common equity are non-GAAP financial measures. Please see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Business and Asset Acquisitions

In addition to the October 6, 2020 acquisition of TD Ameritrade described below, the Company completed several acquisitions during the nine months ended September 30, 2020. On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash. Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition adds scale to the Company’s operations through the addition of 1.1 million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement. See Item 1 – Note 3 for more information on the USAA-IMCO acquisition.

Additionally, during the second quarter of 2020 the Company completed its acquisition of technology and intellectual property of Motif, a financial technology company. The Motif assets help us build on our existing capabilities and help accelerate our development of thematic and direct index investing for Schwab’s retail investors and RIA clients. On July 1, 2020, the Company completed its acquisition of Wasmer, Schroeder & Company, LLC, which adds established strategies and new separately managed account offerings to our existing fixed income lineup.

Subsequent Events

Acquisition of TD Ameritrade Holding Corporation

Effective October 6, 2020, the Company completed its previously announced acquisition of TD Ameritrade. TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries; and futures and foreign exchange trade execution services through its futures commission merchant (FCM) and forex dealer member (FDM) subsidiary. TDA also provides cash sweep and deposit account products through third-party relationships.

TDA’s principal securities broker-dealers, TD Ameritrade, Inc. and TDAC, are registered broker-dealers with the SEC and members of the Financial Industry Regulatory Authority, Inc. (FINRA). TD Ameritrade, Inc. is also a registered investment advisor with the SEC. TD Ameritrade Futures & Forex LLC (TDAFF) is registered as an FCM and FDM with the Commodity Futures Trading Commission (CFTC), and is a member of the National Futures Association (NFA).

TDA provides services to individual retail investors and traders and to RIAs predominantly through the Internet, a national branch network, and relationships with RIAs. At the time of acquisition, TD Ameritrade had approximately 10,000 employees. TD Ameritrade’s sources of net revenues consist primarily of commissions and transaction fees, bank deposit account fees, net interest revenue, and investment product fees.

•TDA’s commissions and transaction fees have included commissions earned on trades of certain securities and derivatives, as well as order flow revenue.

•TDA’s bank deposit account fees have been generated through TD Ameritrade’s insured deposit account agreement with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions), as well as bank deposit account agreements with other third-party depository institutions, whereby uninvested cash held by certain of TDA’s brokerage clients is swept into Federal Deposit Insurance Corporation (FDIC)-insured (up to specified limits) money market deposit accounts at the TD Depository Institutions and other third-party depository institutions. TDA has earned revenue on client cash at these depository institutions based on the return of floating-rate and fixed-rate notional investments, less the interest paid to clients and certain other fees.

•TDA’s net interest revenue has been generated primarily through margin lending, securities lending activity, as well as segregated and operating cash and investments. Interest-bearing liabilities have primarily consisted of interest-bearing payables to brokerage clients.

•TDA’s investment product fee revenue has consisted of revenues earned on client assets invested in money market funds, other mutual funds, and certain investment programs. Investment product fees also includes referral and asset-based program fees on its client assets managed by independent RIAs utilizing TDA’s trading and investing platforms.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Concurrently with the execution of the Agreement and Plan of Merger, dated as of November 24, 2019, as amended (the merger agreement), CSC entered into a stockholder agreement with The Toronto-Dominion Bank (TD Bank), a registration rights agreement with TD Bank and Charles R. Schwab, and an amended and restated insured deposit account agreement (IDA agreement) with the TD Depository Institutions. These agreements were effective upon the merger and are further detailed in Part I – Item 1 of our 2019 Form 10-K.

Effective upon the merger, Todd M. Ricketts, Brian M. Levitt, and Bharat B. Masrani were elected to CSC’s Board of Directors. Mr. Ricketts was designated by TD Ameritrade pursuant to the terms of the merger agreement and Messrs. Levitt and Masrani were designated by TD Bank pursuant to the terms of the merger agreement and the stockholder agreement between Schwab and TD Bank.

Integration Overview

We anticipate the acquisition of TD Ameritrade will significantly increase our scale to help support the Company’s ongoing efforts to enhance the client experience, provide deeper resources for individual investors as well as RIAs, and continue to improve our operating efficiency. With a combined total for Schwab and TD Ameritrade of approximately $6 trillion in client assets and 29 million brokerage accounts at the time of closing, we expect our enhanced scale will lower total expenses as a percentage of client assets. Combining the respective strengths of Schwab and TD Ameritrade will enable the Company to invest in enhanced client experience capabilities and further our financial success to the benefit of clients, employees, and stockholders.

The integration of Schwab’s and TD Ameritrade’s operations is expected to occur over 18 to 36 months from the date of acquisition, though planning for integration has been underway since the acquisition was announced on November 25, 2019. In October, the Company began efforts to reduce overlapping or redundant roles across the two firms and to rationalize branch locations of Schwab and TDA. These and other integration activities are expected to continue throughout the integration process. Until the integration is complete, Schwab and TD Ameritrade will continue to operate separate broker-dealers to serve their respective clients. Starting in the fourth quarter of 2020, TD Ameritrade will be incorporated into our two existing reportable segments.

Amended IDA Agreement and Bank Deposit Account Fee Revenue

In accordance with the amended IDA agreement with the TD Depository Institutions, cash held in TD Ameritrade’s eligible customer accounts will continue to be swept to money market deposit accounts at the TD Depository Institutions. Schwab will provide marketing, recordkeeping and support services to the TD Depository Institutions with respect to the money market deposit accounts for which Schwab receives an aggregate monthly fee, determined by reference to certain yields, less a service fee on client cash deposits held at the TD Depository Institutions, FDIC deposit assessments, and interest on deposits paid to customers. Under the amended IDA, the service fee on client cash deposits held at the TD Depository Institutions was reduced by 40%, from 25 basis points to 15 basis points for the life of the agreement. Under TDA’s prior IDA agreement, TDA had floors in place which enabled them to carve-out up to $20 billion of floating-rate investments from the applicable service fee during specified low-rate environments. Pursuant to the amended IDA agreement, the 15 basis point service fee will be applied across all designated fixed and floating IDA balances.

Beginning in the fourth quarter of 2020, we expect to begin recognizing significant bank deposit account fee revenue pursuant to the amended IDA agreement with the TD Depository Institutions and TDA’s existing agreements with other third-party depository institutions. The net fees earned by Schwab under these arrangements will be included in a new revenue line item in our consolidated statement of income titled bank deposit account fees. In addition, as part of our management of interest rate risk, Schwab will begin performing interest rate sensitivity analysis on our bank deposit account fee revenue.

Beginning July 1, 2021, Schwab will have the option to begin reducing deposit balances swept to the TD Depository Institutions by up to $10 billion over each 12-month period, subject to certain limitations and adjustments, migrating them instead to Schwab’s balance sheet. Our ability to migrate these balances to our balance sheet is dependent on certain binding limitations, including Schwab’s obligation to move all of the uninsured IDA sweep balances on that date, and the requirement that Schwab can only move floating IDA balances. Schwab’s initial reduction will also be affected by the net change in IDA sweep balances between the effective date of the IDA agreement and June 30, 2021. In addition, Schwab also must maintain a minimum $50 billion IDA sweep balance through June 2031, and at least 80% of the IDA sweep balances must be designated as fixed-rate obligations through June 2026.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

See Item 1 – Notes 3 and 17 as well as Risk Management, Off-Balance Sheet Arrangements, and Contractual Obligations for additional information on the acquisition of TD Ameritrade and related matters.

Planned Change of CSC Headquarters

Subsequent to September 30, 2020 and in conjunction with the close of the acquisition of TD Ameritrade, CSC’s Board of Directors approved an amendment to Section 1.02 of the Company’s Fourth Restated Bylaws to change our corporate headquarters from San Francisco to Westlake, Texas, effective January 1, 2021. Opened in late 2019, the Westlake location provides a more centrally located hub for the Company given our nationwide presence across our network of branches and operations centers.

Current Regulatory Environment and Other Developments

Effective March 20, 2020, CSB and Charles Schwab Premier Bank, SSB (CSPB) converted to Texas-chartered state savings banks. CSB and CSPB became members of the Federal Reserve and are subject to regulation, supervision and examination by the Federal Reserve and the Texas Department of Savings and Mortgage Lending.

In September 2020, the Federal Reserve issued a notice of proposed rulemaking that, among other things, would amend the stress testing rules for covered savings and loan holding companies to provide that their capital distribution assumptions would match those of comparable bank holding companies. The rule proposal also solicits feedback on whether large savings and loan holding companies (SLHCs) should be subject to the capital planning and stress capital buffer requirements that apply to large bank holding companies. The comment period for the proposed rule and SLHC questions ends on November 20, 2020.

In October 2020, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued a final net stable funding ratio (NSFR) rule that will require certain banking organizations with $100 billion or more in consolidated assets to maintain a minimum level of stable funding based on the liquidity characteristics of the banking organization’s assets, commitments, and derivative exposures over a one-year time horizon. The NSFR will be expressed as a ratio of a banking organization’s available stable funding to its required stable funding. Banking organizations subject to the full requirement must maintain an NSFR equal to at least 1.0 on an ongoing basis. As a banking organization subject to Category III standards with less than $75 billion in average weighted short-term wholesale funding, CSC will be subject to a reduced NSFR requirement equal to 85% of the full requirement. The rule will take effect on July 1, 2021 and beginning in 2023, holding companies regulated by the Federal Reserve will be required to publicly disclose their NSFR levels semiannually. The Company does not expect the NSFR rule to have a material impact on the Company’s business, financial condition, or results of operations.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2020		2019
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(24)%	$1,432	59%	$1,892	70%
Interest expense	(66)%	(89)	(4)%	(261)	(10)%
Net interest revenue	(18)%	1,343	55%	1,631	60%
Asset management and administration fees
Mutual funds, exchange traded funds (ETFs), and collective trust funds (CTFs)	(5)%	423	17%	445	16%
Advice solutions	22%	373	15%	305	11%
Other	(15)%	64	3%	75	3%
Asset management and administration fees	4%	860	35%	825	30%
Trading revenue
Commissions	(32)%	108	4%	159	6%
Principal transactions	(54)%	6	—	13	—
Order flow revenue (1)	97%	67	3%	34	2%
Trading revenue (1)	(12)%	181	7%	206	8%
Other (1)	31%	64	3%	49	2%
Total net revenues	(10)%	$2,448	100%	$2,711	100%

		2020		2019
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(20)%	$4,626	61%	$5,817	72%
Interest expense	(64)%	(322)	(4)%	(896)	(11)%
Net interest revenue	(13)%	4,304	57%	4,921	61%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	1%	1,300	17%	1,287	16%
Advice solutions	14%	999	13%	878	11%
Other	(6)%	189	3%	201	2%
Asset management and administration fees	5%	2,488	33%	2,366	29%
Trading revenue
Commissions	(30)%	332	4%	477	6%
Principal transactions	(33)%	36	1%	54	1%
Order flow revenue (1)	96%	194	3%	99	1%
Trading revenue (1)	(11)%	562	8%	630	8%
Other (1)	(19)%	161	2%	198	2%
Total net revenues	(7)%	$7,515	100%	$8,115	100%
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

Late in the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate twice, for a total of 150 basis points to near zero; on the longer-end of the curve, the 10-year Treasury rate declined by over 120 basis points. Lower interest rates across maturities persisted from the end of the first quarter through the third quarter of 2020, while credit spreads also compressed. Moreover, changes in the economic environment throughout the first nine months of 2020 resulting from the COVID-19 pandemic drove significantly higher levels of client cash sweep balances. As these balances rapidly accumulated in the first quarter of 2020, the Company initially placed a substantial amount in excess reserves held at the Federal Reserve, and subsequently deployed a significant amount of this cash build-up in the second and third quarters, as part of AFS securities purchases totaling $73.9 billion and $45.2 billion, respectively. These purchases were made at rates below the average yield on the existing AFS portfolio due to the current low interest rate environment. As of September 30, 2020, the Company held $21.9 billion, or 6.8% of total deposits, in excess reserves, ending the quarter within our longer-term objective of approximately 5-7%.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2020			2019
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$32,628	$8	0.10%	$22,288	$123	2.16%
Cash and investments segregated	33,214	14	0.16%	16,140	92	2.25%
Broker-related receivables (1)	754	—	0.05%	216	2	2.34%
Receivables from brokerage clients	21,242	125	2.31%	19,438	205	4.13%
Available for sale securities (2,3)	276,081	1,103	1.59%	53,487	366	2.71%
Held to maturity securities (3)	—	—	—	136,880	906	2.63%
Bank loans	21,668	134	2.46%	16,724	146	3.49%
Total interest-earning assets	385,587	1,384	1.43%	265,173	1,840	2.75%
Other interest revenue		48			52
Total interest-earning assets	$385,587	$1,432	1.47%	$265,173	$1,892	2.82%
Funding sources
Bank deposits	$310,685	$12	0.02%	$208,592	$166	0.32%
Payables to brokerage clients	40,169	1	0.01%	25,080	21	0.33%
Short-term borrowings (1)	5	—	0.12%	21	—	2.48%
Long-term debt	7,992	69	3.46%	7,425	67	3.58%
Total interest-bearing liabilities	358,851	82	0.09%	241,118	254	0.42%
Non-interest-bearing funding sources	26,736			24,055
Other interest expense		7			7
Total funding sources	$385,587	$89	0.09%	$265,173	$261	0.39%
Net interest revenue		$1,343	1.38%		$1,631	2.43%

	2020			2019
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$40,410	$112	0.37%	$24,506	$432	2.33%
Cash and investments segregated	30,162	128	0.56%	14,771	264	2.36%
Broker-related receivables	638	2	0.60%	225	4	2.21%
Receivables from brokerage clients	19,442	404	2.73%	19,279	636	4.35%
Available for sale securities (2,3)	236,204	3,434	1.93%	58,738	1,203	2.72%
Held to maturity securities (3)	—	—	—	134,031	2,721	2.70%
Bank loans	20,248	411	2.70%	16,621	443	3.56%
Total interest-earning assets	347,104	4,491	1.72%	268,171	5,703	2.82%
Other interest revenue		135			114
Total interest-earning assets	$347,104	$4,626	1.77%	$268,171	$5,817	2.88%
Funding sources
Bank deposits	$275,860	$81	0.04%	$213,089	$616	0.39%
Payables to brokerage clients	36,001	10	0.04%	23,443	68	0.39%
Short-term borrowings (1)	16	—	0.29%	18	—	2.49%
Long-term debt	8,014	212	3.53%	7,122	192	3.59%
Total interest-bearing liabilities	319,891	303	0.13%	243,672	876	0.48%
Non-interest-bearing funding sources	27,213			24,499
Other interest expense		19			20
Total funding sources	$347,104	$322	0.13%	$268,171	$896	0.45%
Net interest revenue		$4,304	1.64%		$4,921	2.43%
(1) Interest revenue or expense was less than $500 thousand in the period or periods presented.
(2) Amounts have been calculated based on amortized cost.
(3) On January 1, 2020, the Company transferred all of its investment securities designated as held to maturity (HTM) to the AFS category, as described in Item 1 – Note 5.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue decreased $288 million, or 18%, and $617 million, or 13% in the third quarter and first nine months of 2020 compared to the same periods in 2019, due primarily to lower average investment yields partially offset by growth in interest-earning assets. Accelerated premium amortization on debt securities in the third quarter and first nine months of 2020 also contributed to the reduction in net interest revenue, as the decline in long-term interest rates in the first nine months of 2020 resulted in higher prepayments of mortgage-related debt securities.

Average interest-earning assets for the third quarter and first nine months of 2020 were higher by 45% and 29%, respectively, compared to the same periods in 2019. These increases in average interest-earning assets were primarily driven by higher client cash balances in bank deposits and payables to brokerage clients.

Our net interest margin was 1.38% and 1.64% during the third quarter and first nine months of 2020, respectively, down from 2.43% during both the third quarter and first nine months of 2019. These decreases were driven primarily by lower yields received on interest-earning assets due largely to the Federal Reserve’s 2019 and 2020 interest rate reductions and higher premium amortization on mortgage-related debt securities. The amount of any further net interest margin compression and resulting net interest revenue is dependent on a number of factors, including changes to LIBOR, premium amortization, and growth in client cash balances.

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2020			2019
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$199,822	$153	0.30%	$177,892	$133	0.30%
Fee waivers		(44)			—
Schwab money market funds	$199,822	109	0.22%	$177,892	133	0.30%
Schwab equity and bond funds, ETFs, and CTFs	306,899	75	0.10%	274,005	75	0.11%
Mutual Fund OneSource® and other non-transaction fee funds	197,809	154	0.31%	192,409	153	0.32%
Other third-party mutual funds and ETFs (1)	469,822	85	0.07%	486,285	84	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,174,352	423	0.14%	$1,130,591	445	0.16%
Advice solutions (2)
Fee-based	$307,983	373	0.48%	$251,591	305	0.48%
Non-fee-based	73,850	—	—	71,195	—	—
Total advice solutions	$381,833	373	0.39%	$322,786	305	0.37%
Other balance-based fees (3)	443,929	51	0.05%	421,241	56	0.05%
Other (4)		13			19
Total asset management and administration fees		$860			$825

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2020			2019
Nine Months Ended September 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$205,544	$469	0.30%	$166,053	$378	0.30%
Fee waivers		(59)			—
Schwab money market funds	$205,544	410	0.27%	$166,053	378	0.30%
Schwab equity and bond funds, ETFs, and CTFs	290,759	219	0.10%	260,034	219	0.11%
Mutual Fund OneSource ® and other non-transaction fee funds	187,153	436	0.31%	190,847	452	0.32%
Other third-party mutual funds and ETFs (1)	446,007	235	0.07%	469,901	238	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,129,463	1,300	0.15%	$1,086,835	1,287	0.16%
Advice solutions (2)
Fee-based	$277,297	999	0.48%	$241,678	878	0.49%
Non-fee-based	71,438	—	—	69,136	—	—
Total advice solutions	$348,735	999	0.38%	$310,814	878	0.38%
Other balance-based fees (3)	428,191	150	0.05%	407,762	162	0.05%
Other (4)		39			39
Total asset management and administration fees		$2,488			$2,366
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

Asset management and administration fees increased by $35 million, or 4%, and $122 million, or 5% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. These increases were primarily driven by higher balances in advice solutions, including managed account assets from USAA, as well as purchased money market funds, in the third quarter and first nine months of 2020 relative to the same periods in 2019. These increases were partially offset by the effect of money market fund fee waivers due to declining portfolio yields. The amount of fee waivers in coming quarters is dependent on a variety of factors, including the level of short-term interest rates and client preferences across our money market fund line-up.

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 39% and 43% of the asset management and administration fees earned during the third quarter and first nine months of 2020, respectively, compared to 44% of asset management and administration fees for both the third quarter and first nine months of 2019:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$211,558	$168,064	$273,346	$254,460	$192,999	$197,777
Net inflows (outflows)	(21,280)	18,044	3,564	7,408	(2,504)	(5,586)
Net market gains (losses) and other	34	843	17,539	1,296	13,098	2,482
Balance at end of period	$190,312	$186,951	$294,449	$263,164	$203,593	$194,673

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$200,826	$153,472	$286,275	$209,471	$202,068	$180,532
Net inflows (outflows)	(11,665)	30,735	8,679	20,789	(17,557)	(16,729)
Net market gains (losses) and other	1,151	2,744	(505)	32,904	19,082	30,870
Balance at end of period	$190,312	$186,951	$294,449	$263,164	$203,593	$194,673

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue
The following table presents trading revenue and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Trading revenue (1)	$181	$206	(12)%	$562	$630	(11)%
Clients’ daily average trades (DATs) (in thousands)	1,460	718	103%	1,539	737	109%
Number of trading days	64.0	63.5	1%	189.0	187.5	1%
Revenue per trade (2)	$1.94	$4.52	(57)%	$1.93	$4.56	(58)%
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

Trading revenue decreased $25 million, or 12%, and $68 million, or 11%, in the third quarter and first nine months of 2020 compared to the same periods in 2019, due primarily to our October 2019 pricing actions, which more than offset a significant increase in clients’ daily average trades and higher order flow revenue. Order flow revenue was $67 million and $34 million during the third quarters of 2020 and 2019, and $194 million and $99 million during the first nine months of 2020 and 2019, respectively. The increases in order flow revenue were due to a higher volume of trades throughout the third quarter and first nine months of 2020 relative to the same periods in 2019.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, software fees, and non-recurring gains. Other revenue increased $15 million, or 31%, in the third quarter of 2020 compared to the third quarter of 2019 primarily due to increases in exchange processing fees and other service fees.

Other revenue decreased $37 million, or 19% in the first nine months of 2020 compared to the same period in 2019 primarily driven by a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. recognized in the second quarter of 2019, a gain from the assignment of leased office space recognized in the first quarter of 2019, and an increase in the allowance for credit losses on bank loans in the first quarter of 2020. These decreases in the first nine months of 2020 compared with the same period in 2019 were partially offset by higher exchange processing fees due to higher trade volume.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest
The following table shows a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Compensation and benefits
Salaries and wages	$532	$546	(3)%	$1,557	$1,498	4%
Incentive compensation	179	183	(2)%	587	597	(2)%
Employee benefits and other	129	128	1%	412	419	(2)%
Total compensation and benefits	$840	$857	(2)%	$2,556	$2,514	2%
Professional services	194	168	15%	574	516	11%
Occupancy and equipment	155	144	8%	449	408	10%
Advertising and market development	66	71	(7)%	203	217	(6)%
Communications	73	63	16%	226	187	21%
Depreciation and amortization (1)	97	82	18%	284	235	21%
Amortization of acquired intangible assets (1)	25	6	N/M	43	20	115%
Regulatory fees and assessments	36	30	20%	106	92	15%
Other	73	54	35%	250	190	32%
Total expenses excluding interest	$1,559	$1,475	6%	$4,691	$4,379	7%
Expenses as a percentage of total net revenues
Compensation and benefits	34%	32%		34%	31%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands)
At quarter end	22.1	19.8	12%
Average	22.1	20.2	9%	21.1	20.1	5%
(1) Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization. Prior periods have been reclassified to reflect this change.
N/M Not meaningful.

Expenses excluding interest increased by 6% and 7% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 2% and 3% in the third quarter and first nine months of 2020, respectively. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
Total compensation and benefits remained relatively flat in the third quarter and first nine months of 2020, compared to the same periods in 2019. Increases in employee headcount in 2020 to support our expanding client base as well as acquisition and integration-related activity, including the hiring of approximately 400 former USAA employees in connection with the USAA-IMCO acquisition, were partially offset by severance charges incurred in the third quarter of 2019 and a lower corporate bonus accrual in 2020. The increase in the year-to-date amounts also reflected the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic.
Professional services expense increased in the third quarter and first nine months of 2020 compared to the same periods in 2019, primarily due to expenses relating to acquisition and integration-related activity.
Occupancy and equipment expense increased in the third quarter and first nine months of 2020 compared to the same periods in 2019, primarily due to an increase in technology equipment costs associated with higher customer trade volumes and overall growth in the business.
Communications expense increased in the third quarter and first nine months of 2020 compared to the same periods in 2019, primarily due to higher customer trade volumes as well as overall growth in our business and client base.
Depreciation and amortization expenses grew in the third quarter and first nine months of 2020 compared to the same periods in 2019, primarily due to higher amortization of purchased and internally developed software, as well as higher depreciation of buildings and equipment related to expansion of our campuses in the U.S. in 2019 and 2020. Amortization of acquired intangible assets grew due to acquisitions completed in the second and third quarters of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other expenses increased in the third quarter and first nine months of 2020 compared to the same periods in 2019, primarily resulting from acquisition and integration-related costs and increases in processing fees and related expenses due to higher customer trade volumes and market volatility. These increases were partially offset by lower travel and entertainment expense.

Capital expenditures were $122 million and $541 million in the third quarter and first nine months of 2020, respectively, compared with $190 million and $544 million in the third quarter and first nine months of 2019, respectively. Capital expenditures decreased in the third quarter and first nine months of 2020 compared to the same periods in 2019, primarily due to lower building expansion in 2020 relative to the first nine months of 2019, largely offset by higher capitalized software costs. We anticipate capital expenditures for full-year 2020 to be approximately 5-6% of total net revenues.

Taxes on Income

Taxes on income were $191 million and $285 million for the third quarters of 2020 and 2019, respectively, resulting in effective income tax rates on income before taxes of 21.5% and 23.1%, respectively. Taxes on income were $660 million and $884 million for the first nine months of 2020 and 2019, respectively, resulting in effective income tax rates on income before taxes of 23.4% and 23.7%, respectively. The decrease in the effective tax rate in the third quarter and first nine months of 2020 compared to the same periods in 2019 was primarily due to federal tax benefits recognized during the current period including settlement of the IRS examination of tax years 2011-2014 and an increase in Low-Income Housing Tax Credit (LIHTC) benefits. Partially offsetting the decrease in the effective tax rate from these items was an increase in nondeductible acquisition costs and FDIC insurance premium disallowance, as well as a decrease in equity compensation tax deduction benefits during the nine-month period.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019
Net Revenues
Net interest revenue	(20)%	$948	$1,182	(12)%	$395	$449	(18)%	$1,343	$1,631
Asset management and administration fees	10%	643	586	(9)%	217	239	4%	860	825
Trading revenue (1)	(1)%	139	140	(36)%	42	66	(12)%	181	206
Other (1)	42%	51	36	—	13	13	31%	64	49
Total net revenues	(8)%	1,781	1,944	(13)%	667	767	(10)%	2,448	2,711
Expenses Excluding Interest	9%	1,167	1,070	(3)%	392	405	6%	1,559	1,475
Income before taxes on income	(30)%	$614	$874	(24)%	$275	$362	(28)%	$889	$1,236

Net New Client Assets (in billions) (2)	(26)%	$18.9	$25.4	4%	$32.3	$31.2	(10)%	$51.2	$56.6

	Investor Services			Advisor Services			Total
Nine Months Ended September 30,	Percent Change	2020	2019	Percent Change	2020	2019	Percent Change	2020	2019
Net Revenues
Net interest revenue	(14)%	$3,028	$3,531	(8)%	$1,276	$1,390	(13)%	$4,304	$4,921
Asset management and administration fees	9%	1,826	1,679	(4)%	662	687	5%	2,488	2,366
Trading revenue (1)	(6)%	396	421	(21)%	166	209	(11)%	562	630
Other (1)	6%	122	115	(53)%	39	83	(19)%	161	198
Total net revenues	(7)%	5,372	5,746	(10)%	2,143	2,369	(7)%	7,515	8,115
Expenses Excluding Interest	9%	3,489	3,189	1%	1,202	1,190	7%	4,691	4,379
Income before taxes on income	(26)%	$1,883	$2,557	(20)%	$941	$1,179	(24)%	$2,824	$3,736

Net New Client Assets (in billions) (2)	131%	$167.2	$72.5	30%	$94.6	$73.0	80%	$261.8	$145.5
(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2) In the third quarter and first nine months of 2020, Advisor Services includes an inflow of $8.5 billion related to the acquisition of Wasmer, Schroeder & Company, LLC. Also in the first nine months of 2020, Investor Services includes inflows of $79.9 billion related to the acquisition of the assets of USAA-IMCO and $10.9 billion from a mutual fund clearing services client.

Investor Services

Total net revenues decreased by 8% and 7% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, primarily due to decreases in net interest revenue and trading revenue, partially offset by an increase in asset management and administration fees. Net interest revenue decreased primarily due to lower average investment yields, partially offset by growth in interest-earning assets. Trading revenue decreased primarily as a result of our 2019 pricing actions, more than offsetting higher trading volume in 2020. Asset management and administration fees increased primarily due to higher balances in advice solutions, including managed account assets from USAA, as well as increased balances in purchased money market funds, partially offset by money market fund fee waivers.

Expenses excluding interest increased by 9% both in the third quarter and first nine months of 2020, compared to the same periods in 2019, primarily due to increases in compensation and benefits, professional services, depreciation and amortization, amortization of acquired intangible assets, and other expenses. Compensation and benefits increased primarily as a result of increased headcount to support our expanding client base and acquisition and integration-related activities, as well as the Company’s March 2020 payment of $1,000 to all non-officer employees to help them cover costs due to the COVID-19 pandemic, partially offset by severance charges incurred in the third quarter of 2019 and a lower corporate bonus accrual in 2020. Professional services increased primarily due to acquisition and integration-related activity. Depreciation and amortization increased primarily due to higher amortization of purchased and internally developed software and higher depreciation of buildings and equipment related to expansion of our campuses in 2019 and 2020. Amortization of acquired intangible assets increased due to our 2020 acquisitions. Other expenses increased primarily due to acquisition and integration-

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

related costs, as well as exchange processing fees and related expenses resulting from higher customer trade volumes and market volatility, partially offset by lower travel and entertainment expenses.

Advisor Services

Total net revenues decreased by 13% and 10% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, primarily due to decreases in net interest revenue, asset management and administration fees, trading revenue, and other revenue. Net interest revenue decreased primarily due to lower average investment yields, partially offset by growth in interest-earning assets. Asset management and administration fees decreased primarily due to lower Mutual Fund OneSource® balances. Trading revenue decreased primarily as a result of the Company’s 2019 pricing actions, partially offset by higher trading volume. The year to date decrease in other revenue was primarily driven by a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. recognized in the second quarter of 2019, and a gain from the assignment of leased office space recognized in the first quarter of 2019.

Expenses excluding interest remained relatively flat, decreasing 3% and increasing 1% in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. Compensation and benefits decreased primarily due to third quarter of 2019 severance charges and a lower corporate bonus accrual in 2020, partially offset by increased headcount and the Company’s March 2020 payment of $1,000 to all non-officer employees to help them cover costs incurred due to the COVID-19 pandemic. Largely offsetting this decrease were increases in professional services, depreciation and amortization, and communications. The increase in professional services was driven by expenses related to our acquisitions and overall growth in the business. Depreciation and amortization increased due to higher amortization of purchased and internally developed software, and higher depreciation of buildings and equipment related to expansion of our campuses. Communications expense increased due to higher customer trade volumes and overall growth in our business and client base.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue sensitivity analysis assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As we actively manage the consolidated balance sheet and interest rate exposure, in all likelihood we would take steps to manage additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the simulated net interest revenue change over the next 12 months beginning September 30, 2020 and December 31, 2019 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2020	December 31, 2019
Increase of 100 basis points	13.9%	4.8%
Decrease of 100 basis points	(4.8)%	(7.4)%
The change in net interest revenue sensitivities as of September 30, 2020 reflects a significantly lower interest rate curve from the fourth quarter of 2019 due to the global economic impact from the COVID-19 pandemic. Higher short-term interest rates would positively impact net interest revenue as yields on interest-earning assets are expected to rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

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

As a result of the low interest rate environment in the third quarter and first nine months of 2020, the downward assessments of our net interest revenue and EVE simulations as of September 30, 2020 reflected the assumption of non-negative investment yields.

Through our IDA agreement and bank deposit account agreements with other third-party depository institutions resulting from our acquisition of TD Ameritrade, we expect to start earning significant bank deposit account fee revenue beginning in the fourth quarter of 2020. Though accounted for and presented separately from net interest revenue, bank deposit account fee revenue will be sensitive to interest rates. Therefore, beginning in the fourth quarter of 2020, management will evaluate bank deposit account fee revenue as part of Schwab’s comprehensive management of our exposure to interest rate risk, through modeling and simulation analysis.

See Overview and Item 1 – Notes 3 and 17 for additional information on the Company’s acquisition of TD Ameritrade and the amended IDA agreement.

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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at September 30, 2020:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$45,461
Federal Reserve discount window (2)	Banking subsidiaries	—	7,552
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper	CSC	—	750
Committed, unsecured credit facility with various external banks	CSC	—	700
(1) Amounts available are dependent on the amount of first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), and the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at September 30, 2020 and December 31, 2019.
CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.
Liquidity Coverage Ratio

Pursuant to the 2019 interagency regulatory capital and liquidity rules, beginning in the first quarter of 2020, Schwab became subject to a reduced LCR rule requiring the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation in the 2019 Form 10-K for additional information. The Company was in compliance with the reduced LCR rule at September 30, 2020. The table below presents information about our average daily LCR:

Average for the Three Months Ended September 30, 2020

Total eligible high quality liquid assets	$70,021
Net cash outflows	$64,595
LCR	108%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Borrowings

The following are details of the Senior Notes:

September 30, 2020	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$7,881	2021 - 2030	3.27%	A2	A	A

2020 Debt Issuances

Schwab’s debt issuances in 2020 were senior unsecured obligations with interest payable semi-annually. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
03/24/20	$600	03/24/25	4.200%
03/24/20	$500	03/22/30	4.625%

2020 Equity Issuances

CSC’s preferred stock issued and net proceeds for the nine months ended September 30, 2020 are as follows:

	Date Issued and Sold	Net Proceeds
Series G	April 30, 2020	$2,470

For further discussion of CSC’s debt and equity, see Item 1 – Notes 9 and 13.

TD Ameritrade Acquisition

Subsequent to September 30, 2020, the Company completed its acquisition of TD Ameritrade, effective October 6, 2020. TDA Holding has $3.6 billion of par value unsecured Senior Notes (TDA Senior Notes) outstanding, which were recognized at the date of acquisition at provisional fair value with no change in existing terms. For additional information on our acquisition of TD Ameritrade and the terms of the TDA Senior Notes, see Item 1 – Notes 3 and 9.

TD Ameritrade Lines of Credit and Revolving Credit Facilities

TDAC utilizes secured uncommitted lines of credit for short-term liquidity, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There were no borrowings outstanding under the secured uncommitted lines of credit as of the effective time of the acquisition on October 6, 2020.

TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate principal amount of $1.45 billion, consisting of an $850 million senior revolving credit facility and a $600 million senior revolving credit facility, maturing on April 20, 2021 and April 21, 2022, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of the effective time of the acquisition on October 6, 2020.

TDA Holding has access to a senior unsecured committed revolving credit facility in the aggregate principal amount of $300 million. The maturity date of the TDA Holding revolving credit facility is April 21, 2022. As of October 6, 2020, Schwab entered into a guaranty supplement to guarantee the obligations of TD Ameritrade under this credit agreement. The provision of the guaranty supplement by Schwab was a condition for certain financial covenant and reporting obligations being modified in the credit agreement. There were no borrowings outstanding under the TDA Holding revolving credit facility as of the effective time of the acquisition on October 6, 2020.

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

As a result of the significant inflow of client cash in the first nine months of 2020, our consolidated Tier 1 Leverage Ratio declined from 7.3% at year-end 2019 to 5.7% at September 30, 2020, below our long-term operating objective of 6.75%-7.00% but well above the regulatory minimum of 4.00%. The pace of our return to the long-term operating objective over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuance and deployment. We continue to manage our capital position in accordance with our policy and strategy described above and in further detail in the 2019 Form 10-K.

Regulatory Capital Requirements

CSC and CSB are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2019 Form 10-K and in Item 1 – Note 15. As of September 30, 2020, CSC and CSB are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (1)		December 31, 2019 (1)
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$31,331	$21,606	$21,745	$14,832
Less:
Preferred stock	5,263	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$26,068	$21,606	$18,952	$14,832
Less:
Goodwill, net of associated deferred tax liabilities	$1,694	$13	$1,184	$13
Other intangible assets, net of associated deferred tax liabilities	1,234	—	104	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	16	11	4	—
AOCI adjustment (1)	5,686	4,934	—	—
Common Equity Tier 1 Capital	$17,438	$16,648	$17,660	$14,819
Tier 1 Capital	$22,701	$16,648	$20,453	$14,819
Total Capital	22,735	16,680	20,472	14,837
Risk-Weighted Assets	109,364	87,019	90,512	71,521
Total Leverage Exposure	408,295	302,520	286,813	216,582
Common Equity Tier 1 Capital/Risk-Weighted Assets	15.9%	19.1%	19.5%	20.7%
Tier 1 Capital/Risk-Weighted Assets	20.8%	19.1%	22.6%	20.7%
Total Capital/Risk-Weighted Assets	20.8%	19.2%	22.6%	20.7%
Tier 1 Leverage Ratio	5.7%	5.6%	7.3%	7.1%
Supplementary Leverage Ratio	5.6%	5.5%	7.1%	6.8%
(1) In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020. Therefore, AOCI is excluded from the amounts and ratios presented as of September 30, 2020. In 2019, CSC and CSB were required to include all components of AOCI in regulatory capital; the amounts and ratios for December 31, 2019 are presented on this basis.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve to declare dividends to CSC.
As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule. At September 30, 2020, CS&Co was in compliance with its net capital requirements.

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

Cash dividends paid and per share amounts for the first nine months of 2020 and 2019 are as follows:

	2020		2019
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$700	$.54	$679	$.51
Series A Preferred Stock (1)	28	70.00	28	70.00
Series C Preferred Stock (2)	27	45.00	27	45.00
Series D Preferred Stock (2)	33	44.64	33	44.64
Series E Preferred Stock (3)	28	4,625.00	28	4,625.00
Series F Preferred Stock (4)	13	2,500.00	13	2,500.00
Series G Preferred Stock (5)	45	1,806.60	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually beginning on June 1, 2018 until December 1, 2027, and quarterly thereafter.
(5) Series G Preferred Stock was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the third quarter and first nine months of 2020. As of September 30, 2020, $1.8 billion remained on our existing authorization.

OTHER

Foreign Exposure
At September 30, 2020, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At September 30, 2020, the fair value of these holdings totaled $10.1 billion, with the top three exposures being to issuers and counterparties domiciled in France at $6.1 billion, Germany at $950 million, and Canada at $794 million. In addition, Schwab had outstanding margin loans to foreign residents of $1.1 billion at September 30, 2020.

Off-Balance Sheet Arrangements
Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Notes 6, 7, 9, 10, and 11, and Item 8 – Note 14 in the 2019 Form 10-K.

Subsequent to September 30, 2020, and concurrent with the closing of the acquisition of TD Ameritrade effective October 6, 2020, the Company entered into an IDA agreement with the TD Bank Depository Institutions. Pursuant to the IDA agreement, certain TD Ameritrade, Inc. and TDAC brokerage customer deposits are required to be swept to the TD Bank Depository

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Institutions. TD Ameritrade also maintains agreements pursuant to which client brokerage cash deposits are swept to other third-party depository institutions. See Item 1 – Note 17 for additional information on the IDA agreement.

Contractual Obligations

TD Ameritrade’s contractual obligations as of October 6, 2020, the effective date of the acquisition, are primarily comprised of principal and interest on long-term debt. As of the date of acquisition, TDA Holding’s long-term debt had a par value of $3.6 billion. The table below summarizes the estimated future interest and principal payments of TDA Holding’s long-term debt as of October 6, 2020.

October 6, 2020	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt (1)	$99	$1,509	$1,015	$1,395	$4,018
(1) Includes principal and estimated future interest payments through 2029 for the TDA Senior Notes. Interest payments are estimated based on the contractual terms of the TDA Senior Notes. Amounts exclude the fair value adjustment resulting from purchase accounting.

Other contractual obligations of TD Ameritrade include leases and purchase obligations entered into in the ordinary course of business for goods and services such as professional services, software, employee compensation and benefits, telecommunications, market information, and advertising and marketing.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2019 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

NON-GAAP FINANCIAL MEASURES

In addition to disclosing financial results in accordance with GAAP, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain references to the non-GAAP financial measures described below. We believe these non-GAAP financial measures provide useful supplemental information about the financial performance of the Company, and facilitate meaningful comparison of Schwab’s results in the current period to both historic and future results. These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may not be comparable to non-GAAP financial measures presented by other companies.

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Management and Investors
Acquisition and integration-related costs and amortization of acquired intangible assets	Schwab adjusts certain GAAP financial measures to exclude the impact of acquisition and integration-related costs incurred as a result of the Company’s acquisitions, amortization of acquired intangible assets, and, where applicable, the income tax effect of these expenses.

Adjustments made to exclude amortization of acquired intangible assets are reflective of all acquired intangible assets, which were recorded as part of purchase accounting. These acquired intangible assets contribute to the Company’s revenue generation. Amortization of acquired intangible assets will continue in future periods over their remaining useful lives.	We exclude acquisition and integration-related costs and amortization of acquired intangible assets for the purpose of calculating certain non-GAAP measures because we believe doing so provides additional transparency of Schwab’s ongoing operations, and may be useful in both evaluating the operating performance of the business and facilitating comparison of results with prior and future periods.

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
Return on tangible common equity	Return on tangible common equity represents annualized adjusted net income available to common stockholders as a percentage of average tangible common equity. Tangible common equity represents common equity less goodwill, acquired intangible assets – net, and related deferred tax liabilities.	Acquisitions typically result in the recognition of significant amounts of goodwill and acquired intangible assets. We believe return on tangible common equity may be useful to investors as a supplemental measure to facilitate assessing capital efficiency and returns relative to the composition of Schwab’s balance sheet.

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total expenses excluding interest (GAAP)	$1,559	$1,475	$4,691	$4,379
Acquisition and integration-related costs (1)	(42)	(4)	(160)	(8)
Amortization of acquired intangible assets	(25)	(6)	(43)	(20)
Adjusted total expenses (non-GAAP)	$1,492	$1,465	$4,488	$4,351
(1) Acquisition and integration-related costs are primarily included in professional services, compensation and benefits, and other expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$615	$.48	$913	$.70	$1,993	$1.54	$2,725	$2.05
Acquisition and integration-related costs	42.03		4	—	160.12		8.01
Amortization of acquired intangible assets	25.02		6	—	43.03		20.02
Income tax effects (1)	(16)	(.02)	(3)	—	(49)	(.03)	(7)	(.01)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$666	$.51	$920	$.70	$2,147	$1.66	$2,746	$2.07
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average common stockholders' equity (GAAP)	10%	20%	12%	20%
Average common stockholders' equity	$25,810	$18,544	$22,511	$18,219
Less: Average goodwill	(1,735)	(1,227)	(1,482)	(1,227)
Less: Average acquired intangible assets — net	(1,268)	(137)	(693)	(143)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	67	67	67	67
Average tangible common equity	$22,874	$17,247	$20,403	$16,916
Adjusted net income available to common stockholders (1)	$666	$920	$2,147	$2,746
Return on tangible common equity (non-GAAP)	12%	21%	14%	22%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues
Interest revenue	$1,432	$1,892	$4,626	$5,817
Interest expense	(89)	(261)	(322)	(896)
Net interest revenue	1,343	1,631	4,304	4,921
Asset management and administration fees	860	825	2,488	2,366
Trading revenue (1)	181	206	562	630
Other (1)	64	49	161	198
Total net revenues	2,448	2,711	7,515	8,115
Expenses Excluding Interest
Compensation and benefits	840	857	2,556	2,514
Professional services	194	168	574	516
Occupancy and equipment	155	144	449	408
Advertising and market development	66	71	203	217
Communications	73	63	226	187
Depreciation and amortization (2)	97	82	284	235
Amortization of acquired intangible assets (2)	25	6	43	20
Regulatory fees and assessments	36	30	106	92
Other	73	54	250	190
Total expenses excluding interest	1,559	1,475	4,691	4,379
Income before taxes on income	889	1,236	2,824	3,736
Taxes on income	191	285	660	884
Net Income	698	951	2,164	2,852
Preferred stock dividends and other (3)	83	38	171	127
Net Income Available to Common Stockholders	$615	$913	$1,993	$2,725
Weighted-Average Common Shares Outstanding:
Basic	1,289	1,300	1,288	1,320
Diluted (4)	1,294	1,308	1,294	1,329
Earnings Per Common Shares Outstanding:
Basic	$.48	$.70	$1.55	$2.06
Diluted (4)	$.48	$.70	$1.54	$2.05
(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2) Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization. Prior periods have been reclassified to reflect this change.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(4) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 19 million and 17 million shares for the third quarters of 2020 and 2019, respectively, and 20 million and 18 million shares for the first nine months of 2020 and 2019, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$698	$951	$2,164	$2,852
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	97	51	7,361	496
Other reclassifications included in other revenue	(3)	(1)	(3)	(5)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	10	—	30
Other	—	—	1	—
Other comprehensive income (loss), before tax	94	60	7,359	521
Income tax effect	(19)	(15)	(1,761)	(125)
Other comprehensive income (loss), net of tax	75	45	5,598	396
Comprehensive Income	$773	$996	$7,762	$3,248

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$27,465	$29,345
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $13,711 at September 30, 2020 and $9,028 at December 31, 2019)	29,579	20,483
Receivables from brokerage clients — net	25,441	21,767
Available for sale securities (amortized cost of $296,199 at September 30, 2020 and $61,155 at December 31, 2019)	303,758	61,422
Held to maturity securities	—	134,706
Bank loans — net	22,286	18,212
Equipment, office facilities, and property — net	2,346	2,128
Goodwill	1,737	1,227
Acquired intangible assets — net (1)	1,258	128
Other assets (1)	5,485	4,587
Total assets	$419,355	$294,005
Liabilities and Stockholders’ Equity
Bank deposits	$320,717	$220,094
Payables to brokerage clients	52,006	39,220
Accrued expenses and other liabilities	7,465	5,516
Long-term debt	7,836	7,430
Total liabilities	388,024	272,260
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $5,350 and $2,850 at September 30, 2020 and December 31, 2019, respectively	5,263	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	4,797	4,656
Retained earnings	21,261	19,960
Treasury stock, at cost — 198,123,876 shares at September 30, 2020 and 201,818,100 shares at December 31, 2019	(5,691)	(5,767)
Accumulated other comprehensive income (loss)	5,686	88
Total stockholders’ equity	31,331	21,745
Total liabilities and stockholders’ equity	$419,355	$294,005
(1) Beginning in the second quarter of 2020, acquired intangible assets — net was reclassified from other assets. Prior periods have been reclassified to reflect this change.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at June 30, 2019	$2,793	1,488	$15	$4,599	$18,680	$(4,866)	$99	$21,320
Net income	—	—	—	—	951	—	—	951
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	45	45
Dividends declared on preferred stock	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.17 per share	—	—	—	—	(223)	—	—	(223)
Repurchase of common stock	—	—	—	—	—	(771)	—	(771)
Stock option exercises and other	—	—	—	(2)	—	19	—	17
Share-based compensation	—	—	—	33	—	—	—	33
Other	—	—	—	10	—	6	—	16
Balance at September 30, 2019	$2,793	1,488	$15	$4,640	$19,374	$(5,612)	$144	$21,354

Balance at June 30, 2020	$5,263	1,488	$15	$4,760	$20,876	$(5,710)	$5,611	$30,815
Net income	—	—	—	—	698	—	—	698
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	75	75
Dividends declared on preferred stock	—	—	—	—	(79)	—	—	(79)
Dividends declared on common stock — $0.18 per share	—	—	—	—	(234)	—	—	(234)
Stock option exercises and other	—	—	—	(3)	—	9	—	6
Share-based compensation	—	—	—	32	—	—	—	32
Other	—	—	—	8	—	10	—	18
Balance at September 30, 2020	$5,263	1,488	$15	$4,797	$21,261	$(5,691)	$5,686	$31,331

							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount
Balance at December 31, 2018	$2,793	1,488	$15	$4,499	$17,329	$(3,714)	$(252)	$20,670
Net income	—	—	—	—	2,852	—	—	2,852
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	396	396
Dividends declared on preferred stock	—	—	—	—	(115)	—	—	(115)
Dividends declared on common stock — $.51 per share	—	—	—	—	(679)	—	—	(679)
Repurchase of common stock	—	—	—	—	—	(1,991)	—	(1,991)
Stock option exercises and other	—	—	—	(15)	—	80	—	65
Share-based compensation	—	—	—	121	—	—	—	121
Other	—	—	—	35	(13)	13	—	35
Balance at September 30, 2019	$2,793	1,488	$15	$4,640	$19,374	$(5,612)	$144	$21,354

Balance at December 31, 2019	$2,793	1,488	$15	$4,656	$19,960	$(5,767)	$88	$21,745
Net income	—	—	—	—	2,164	—	—	2,164
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5,598	5,598
Issuance of preferred stock, net	2,470	—	—	—	—	—	—	2,470
Dividends declared on preferred stock	—	—	—	—	(160)	—	—	(160)
Dividends declared on common stock — $.54 per share	—	—	—	—	(700)	—	—	(700)
Stock option exercises and other	—	—	—	(13)	—	48	—	35
Share-based compensation	—	—	—	123	—	—	—	123
Other	—	—	—	31	(3)	28	—	56
Balance at September 30, 2020	$5,263	1,488	$15	$4,797	$21,261	$(5,691)	$5,686	$31,331
See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$2,164	$2,852
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	124	131
Depreciation and amortization	284	235
Amortization of acquired intangible assets	43	20
Premium amortization, net, on available for sale and held to maturity securities	1,012	282
Other	250	127
Net change in:
Investments segregated and on deposit for regulatory purposes	(14,431)	(858)
Receivables from brokerage clients	(3,609)	576
Other assets	(556)	(742)
Payables to brokerage clients	8,314	2,896
Accrued expenses and other liabilities	—	(498)
Net cash provided by (used for) operating activities	(6,405)	5,021
Cash Flows from Investing Activities
Purchases of available for sale securities	(146,865)	(20,744)
Proceeds from sales of available for sale securities	2,895	21,710
Principal payments on available for sale securities	42,681	18,374
Purchases of held to maturity securities	—	(18,861)
Principal payments on held to maturity securities	—	13,653
Net change in bank loans	(4,103)	(338)
Cash acquired in acquisition, net of cash paid	2,756	—
Purchases of equipment, office facilities, and property	(465)	(515)
Purchases of Federal Home Loan Bank stock	(12)	(2)
Purchases of Federal Reserve stock	(190)	—
Other investing activities	(142)	(18)
Net cash provided by (used for) investing activities	(103,445)	13,259
Cash Flows from Financing Activities
Net change in bank deposits	100,623	(22,096)
Issuance of long-term debt	1,089	593
Repayment of long-term debt	(700)	—
Net proceeds from preferred stock offerings	2,470	—
Dividends paid	(874)	(808)
Proceeds from stock options exercised	35	65
Repurchases of common stock	—	(1,964)
Other financing activities	(8)	(13)
Net cash provided by (used for) financing activities	102,635	(24,223)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(7,215)	(5,943)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	45,577	38,227
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$38,362	$32,284

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2020	2019
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$136,099	$8,771
Additions of equipment, office facilities, and property	$76	$29
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$—	$52
Common stock repurchased during the period but settled after period end	$—	$27
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$361	$922
Income taxes	$609	$907
Amounts included in the measurement of lease liabilities	$113	$99
Leased assets obtained in exchange for new operating lease liabilities	$152	$87

	September 30, 2020	September 30, 2019
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$27,465	$20,252
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	10,897	12,032
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$38,362	$32,284
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

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries as of September 30, 2020.

Principal business subsidiaries of CSC include the following:

•Charles Schwab & Co., Inc. (CS&Co), a securities broker-dealer;
•Charles Schwab Bank, SSB (CSB), our principal banking entity; and
•Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

Subsequent to September 30, 2020, the Company completed its previously announced acquisition of TD Ameritrade Holding Corporation and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”), effective October 6, 2020. Upon completion of the acquisition, TD Ameritrade Holding Corporation (TDA Holding) became a wholly-owned subsidiary of CSC and the below became principal business subsidiaries of CSC:

•TD Ameritrade, Inc., an introducing securities broker-dealer; and
•TD Ameritrade Clearing, Inc. (TDAC), a securities broker-dealer that provides trade execution and clearing services on a fully-disclosed basis to TD Ameritrade, Inc.

Unless otherwise noted, these condensed consolidated financial statements exclude the results of operations and financial condition of TD Ameritrade. See Notes 3 and 17 for additional information on our acquisition of TD Ameritrade.

These unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements and in the related disclosures. These estimates are based on information available as of the date of the condensed consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2019 Form 10-K.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue in the condensed consolidated statements of income. Beginning in the second quarter of 2020, acquired intangible assets – net was reclassified from other assets and presented separately in the condensed consolidated balance sheets. Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization and presented separately in the condensed consolidated statements of income. Prior period amounts have been reclassified to reflect these changes.
The significant accounting policies are included in Note 2 in the 2019 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2020, except as described in Note 2 below.

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

	Once elected, the amendments must be applied prospectively.	N/A. Effective March 12, 2020 through December 31, 2022	The Company adopted this guidance prospectively as of October 1, 2020. There was no impact to the Company’s consolidated financial statements upon initial adoption.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Business Acquisitions

TD Ameritrade

Subsequent to September 30, 2020, Schwab completed its previously announced acquisition of TD Ameritrade effective October 6, 2020. As a result of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries, and futures and foreign exchange trade execution services through its FCM and FDM subsidiary. TD Ameritrade also provides cash sweep and deposit account products through the IDA agreement, as well as bank deposit account agreements with other third-party depository institutions. The Company anticipates this transaction will add scale to help support the Company’s ongoing efforts to enhance the client experience, provide deeper resources for individual investors as well as RIAs, and continue to improve its operating efficiency. The acquisition brings together approximately $6 trillion in total client assets and 29 million brokerage accounts at the time closing.
In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and 77 million shares of nonvoting common stock, as described below. For further details on the new class of nonvoting common stock, see Note 17.

Provisional information regarding the acquisition that was available in the limited time since October 6, 2020 is provided below. Due to the timing of the close of the acquisition, certain information described in ASC 805, Business Combinations is not yet available and will be disclosed in subsequent periods.
The fair value of the purchase price transferred upon completion of the acquisition included the fair value of CSC common stock and nonvoting common stock that was issued to TD Ameritrade stockholders, as well as the fair value of assumed TD Ameritrade equity awards attributable to pre-combination services. The provisional purchase price was calculated as follows:

Fair value of consideration for TD Ameritrade outstanding common stock	$21,664
Fair value of replaced TD Ameritrade equity awards attributable to pre-combination services (1)	94
Provisional purchase price	$21,758
(1) Share-based awards held by TD Ameritrade employees prior to the acquisition date were assumed by Schwab and converted into share-based awards with respect to CSC common stock, after giving effect to the exchange ratio of 1.0837. Such share-based awards are otherwise subject to the same terms and conditions as were applicable immediately before the merger, except for performance-based restricted stock units which were converted into time-based restricted stock units. The portion of the fair value of the share-based awards that relates to services performed by the employees prior to the acquisition date is included in the purchase price.

The Company accounted for the TD Ameritrade acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, except for certain exceptions to the recognition principle of acquisition accounting, such as leases, share-based payments, and income taxes, as of the date of acquisition. The determination of fair values requires management to make significant estimates and assumptions. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes provisional information including the purchase price, fair values and estimates of the assets acquired and liabilities assumed, and resulting goodwill as of the October 6, 2020 acquisition date.

Purchase price	$21,758

Fair value of assets acquired:
Cash and cash equivalents	3,484
Cash and investments segregated and on deposit for regulatory purposes	14,236
Receivables from brokerage clients	28,009
Available for sale securities	1,779
Acquired intangible assets	8,880
Equipment, office facilities, and property	466
Other assets	3,061
Total assets acquired	59,915
Fair value of liabilities assumed:
Payables to brokerage clients	37,602
Accrued expenses and other liabilities	6,990
Long-term debt	3,829
Total liabilities assumed	48,421
Fair value of net identifiable assets acquired	11,494
Goodwill	$10,264

The provisional identifiable tangible and intangible assets of $466 million and $8.9 billion, respectively, are subject to depreciation and amortization. The following table summarizes the major classes of provisional tangible and intangible assets and their respective weighted-average estimated useful lives:

	Estimated Fair Value	Weighted-Average Estimated Useful Life (Years)
Equipment, office facilities and property
Real property (1)	$226	37
Personal property (2)	162	2
Construction in progress	49	N/A
Land	29	N/A
Total equipment, office facilities and property	$466

Acquired intangible assets
Client relationships	$8,700	20
Existing technology	165	2
Trade names	15	2
Total acquired intangible assets	$8,880
(1) Consists primarily of buildings.
(2) Consists primarily of equipment and leasehold improvements.
N/A Not applicable.

The estimated fair values of real property, personal property, construction in progress, and land were determined using a sales comparison and cost approach, including consideration of functional and economic obsolescence. The Company estimated the weighted-average useful lives of the assets based on the current condition and expected future use of the assets. The estimated fair values of client relationships, existing technology, and trade names were estimated using a multi-period excess earnings approach, cost approach, and relief from royalty approach, respectively. The multi-period excess earnings method starts with a forecast of all of the expected future net cash flows associated with the asset, and the relief from royalty method starts with a forecast of the royalties saved by the Company because it owns the asset. The forecasts are then adjusted to present value by applying an appropriate discount rate that reflects the risks associated with the cash flow streams. The cost approach uses replacement cost as an indicator of fair value.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Goodwill of $10.3 billion is primarily attributable to the scale, skill sets, operations, and synergies that can be leveraged to enable the combined company to build a stronger enterprise and will not be deductible for tax purposes.

In connection with the TD Ameritrade acquisition, the Company incurred various professional fees and other costs such as advisory, legal, and accounting fees. In total, the Company incurred acquisition and integration-related costs of $42 million and $103 million for the three and nine months ended September 30, 2020, respectively, and $1 million for the nine months ended September 30, 2019, which are primarily included in professional services and compensation and benefits expense on the condensed consolidated statements of income. Upon completion of the acquisition on October 6, 2020, the Company also recognized professional services expense of $26 million for transaction advisory services received.

See Notes 9, 10, 13, 15, and 17 for additional information on the TD Ameritrade acquisition.

USAA-IMCO
On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash. Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition adds scale to the Company’s operations through the addition of over one million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement.

The Company accounted for the USAA-IMCO acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The determination of fair values requires management to make significant estimates and assumptions. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the acquisition date. During the three months ended September 30, 2020, we made a $43 million post-closing adjustment to the purchase price resulting in reductions of $9 million and $34 million to our initial estimate of the fair value of the intangible assets acquired and to goodwill, respectively.

The following table summarizes the purchase price, provisional fair values of the assets acquired and liabilities assumed, and resulting goodwill as of the May 26, 2020 acquisition date, adjusted for the post-closing adjustments described above.

Purchase price	$1,581

Fair value of assets acquired:
Cash segregated and on deposit for regulatory purposes	4,392
Receivables from brokerage clients	80
Acquired intangible assets	1,109
Total assets acquired	5,581
Fair value of liabilities assumed:
Payables to brokerage clients	4,472
Total liabilities assumed	4,472
Fair value of net identifiable assets acquired	1,109
Goodwill	$472

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

	Estimated Fair Value	Weighted-Average Estimated Useful Life (years)
Customer relationships	$962	18
Brokerage referral agreement (1)	142	20
Royalty-free license	5	7
Total acquired intangible assets	$1,109
(1) The brokerage referral agreement has an initial term of 5 years and is automatically renewable for one-year increments thereafter.

The estimated fair values of customer relationships, the brokerage referral agreement, and the royalty-free license were estimated using the multi-period excess earnings, with-and-without, and relief from royalty methods, respectively. The multi-period excess earnings method starts with a forecast of all of the expected future net cash flows associated with the asset, and the relief from royalty method starts with a forecast of the royalties saved by the Company because it owns the asset. The with-and-without method quantifies the difference between forecasted cash flows with the asset and without the asset. The forecasts are then adjusted to present value by applying an appropriate discount rate that reflects the risks associated with the cash flow streams.

Goodwill recorded of $472 million, primarily attributable to the additional scale and anticipated synergies from the USAA-IMCO acquisition, was assigned to the Investor Services segment and will be deductible for tax purposes.

The Company’s condensed consolidated statements of income include total net revenues and net loss attributable to the USAA-IMCO acquisition of $99 million and $4 million, respectively, for the three months ended September 30, 2020 and $138 million and $41 million, respectively, for the period May 26, 2020 through September 30, 2020.

In connection with the acquisition, the Company agreed to reimburse USAA for certain contract termination fees and severance costs incurred by USAA. These costs totaled $20 million, after post-closing adjustments, for the nine months ended September 30, 2020 and are included in other expense on the condensed consolidated statements of income. Additionally, the Company incurred various professional fees and other costs related to the USAA-IMCO acquisition, such as advisory, legal, and accounting fees. In total, the Company incurred acquisition and integration-related costs of $4 million for the three months ended September 30, 2019, and $52 million and $7 million, after post-closing adjustments, for the nine months ended September 30, 2020 and 2019, respectively, which are primarily included in other expense, compensation and benefits, and professional services on the condensed consolidated statements of income. Acquisition and integration-related costs for the three months ended September 30, 2020 were immaterial.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the USAA-IMCO acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect adjustments for acquisition and integration-related costs, amortization of acquired intangible assets, and their related income tax effects, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. Pro forma net income for the nine months ended September 30, 2020 excludes after-tax acquisition and integration-related costs of $39 million. These costs, and after-tax acquisition and integration-related costs of $10 million incurred in 2019, are included in pro forma net income for the nine months ended September 30, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the USAA-IMCO acquisition been completed as of January 1, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total net revenues	$2,448	$2,796	$7,618	$8,369
Net income	$613	$906	$1,949	$2,631

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest revenue
Interest revenue	$1,432	$1,892	$4,626	$5,817
Interest expense	(89)	(261)	(322)	(896)
Net interest revenue	1,343	1,631	4,304	4,921
Asset management and administration fees
Mutual funds, ETFs, and CTFs	423	445	1,300	1,287
Advice solutions	373	305	999	878
Other	64	75	189	201
Asset management and administration fees	860	825	2,488	2,366
Trading revenue
Commissions	108	159	332	477
Principal transactions	6	13	36	54
Order flow revenue (1)	67	34	194	99
Trading revenue (1)	181	206	562	630
Other (1)	64	49	161	198
Total net revenues	$2,448	$2,711	$7,515	$8,115
(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 16. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
Contract balances
Receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606) were $357 million at September 30, 2020 and $356 million at December 31, 2019 and were recorded in other assets on the condensed consolidated balance sheets. Schwab did not have any other significant contract assets or contract liability balances as of September 30, 2020 or December 31, 2019.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$251,323	$7,223	$280	$258,266
Asset-backed securities (1)	19,320	177	176	19,321
Corporate debt securities (2)	13,192	388	—	13,580
U.S. Treasury securities	7,871	31	—	7,902
U.S. state and municipal securities	1,548	142	—	1,690
Non-agency commercial mortgage-backed securities	1,214	52	—	1,266
Certificates of deposit	500	1	—	501
Foreign government agency securities	1,209	2	1	1,210
Other	22	—	—	22
Total available for sale securities	$296,199	$8,016	$457	$303,758

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$45,964	$312	$121	$46,155
Corporate debt securities (2)	5,427	57	—	5,484
Asset-backed securities (1)	4,970	30	13	4,987
U.S. Treasury securities	3,387	3	6	3,384
Certificates of deposit	1,000	4	—	1,004
Commercial paper (2,3)	394	1	—	395
Non-agency commercial mortgage-backed securities	13	—	—	13
Total available for sale securities	$61,155	$407	$140	$61,422
Held to maturity securities
U.S. agency mortgage-backed securities	$109,325	$1,521	$280	$110,566
Asset-backed securities (1)	17,806	50	85	17,771
Corporate debt securities (2)	4,661	57	—	4,718
U.S. state and municipal securities	1,301	103	—	1,404
Non-agency commercial mortgage-backed securities	1,119	22	—	1,141
U.S. Treasury securities	223	5	—	228
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	—	50
Other	21	—	—	21
Total held to maturity securities	$134,706	$1,758	$365	$136,099
(1) Approximately 49% and 43% of asset-backed securities held as of September 30, 2020 and December 31, 2019, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 37% and 42% of the asset-backed securities held as of September 30, 2020 and December 31, 2019, respectively.
(2) As of September 30, 2020 approximately 47% of the total AFS, and as of December 31, 2019 approximately 32%, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $2.5 billion of AFS commercial paper as of December 31, 2019 (none as of September 30, 2020). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

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

At September 30, 2020, our banking subsidiaries had pledged securities with a fair value of $36.9 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 9). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
window, and had pledged securities with a fair value of $7.6 billion as collateral for this facility at September 30, 2020. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.3 billion at September 30, 2020.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total

September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
Asset-backed securities	$4,053	$83	$3,993	$93	$8,046	$176
U.S. agency mortgage-backed securities	41,247	266	5,852	14	47,099	280
Foreign government agency securities	658	1	—	—	658	1
Total	$45,958	$350	$9,845	$107	$55,803	$457

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$16,023	$94	$6,592	$27	$22,615	$121
Asset-backed securities	960	6	298	7	1,258	13
U.S. Treasury securities	510	—	1,243	6	1,753	6
Total	$17,493	$100	$8,133	$40	$25,626	$140
Held to maturity securities
U.S. agency mortgage-backed securities	$16,183	$100	$18,910	$180	$35,093	$280
Asset-backed securities	7,507	63	2,898	22	10,405	85
Total	$23,690	$163	$21,808	$202	$45,498	$365
Total securities with unrealized losses	$41,183	$263	$29,941	$242	$71,124	$505
At September 30, 2020, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Note 2. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the nine months ended September 30, 2020. None of the Company’s AFS securities held as of September 30, 2020 had an allowance for credit losses. No amounts were recognized as OTTI in earnings or other comprehensive income during the year ended December 31, 2019, and as of December 31, 2019, Schwab did not hold any securities on which OTTI was previously recognized.

The Company had $597 million of accrued interest receivable as of September 30, 2020 for AFS securities, and $471 million of accrued interest receivable for AFS and HTM securities as of December 31, 2019. These amounts are excluded from the amortized cost basis of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the nine months ended September 30, 2020, or write-offs of accrued interest receivable on AFS securities or HTM securities during the year ended December 31, 2019.

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

The maturities of AFS securities are as follows:

September 30, 2020	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,437	$21,995	$60,619	$174,215	$258,266
Asset-backed securities	10	6,402	4,469	8,440	19,321
Corporate debt securities	4,262	7,000	2,318	—	13,580
U.S. Treasury securities	7,559	343	—	—	7,902
U.S. state and municipal securities	—	104	765	821	1,690
Non-agency commercial mortgage-backed securities	—	—	—	1,266	1,266
Certificates of deposit	501	—	—	—	501
Foreign government agency securities	125	1,085	—	—	1,210
Other	—	—	—	22	22
Total fair value	$13,894	$36,929	$68,171	$184,764	$303,758
Total amortized cost	$13,820	$35,591	$65,043	$181,745	$296,199

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Proceeds	$2,825	$5,436	$2,895	$21,710
Gross realized gains	4	5	4	15
Gross realized losses	1	4	1	10

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

September 30, 2020	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$14,294	$19	$1	$26	$46	$14,340	$21	$14,319
HELOCs (1,2)	898	1	—	15	16	914	6	908
Total residential real estate	15,192	20	1	41	62	15,254	27	15,227
Pledged asset lines	6,875	4	6	—	10	6,885	—	6,885
Other	176	—	—	1	1	177	3	174
Total bank loans	$22,243	$24	$7	$42	$73	$22,316	$30	$22,286
December 31, 2019
Residential real estate:
First Mortgages (1,2)	$11,665	$24	$4	$11	$39	$11,704	$11	$11,693
HELOCs (1,2)	1,105	2	1	9	12	1,117	4	1,113
Total residential real estate	12,770	26	5	20	51	12,821	15	12,806
Pledged asset lines	5,202	4	—	—	4	5,206	—	5,206
Other	201	—	—	2	2	203	3	200
Total bank loans	$18,173	$30	$5	$22	$57	$18,230	$18	$18,212
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $75 million and $74 million at September 30, 2020 and December 31, 2019, respectively.
(2) At September 30, 2020 and December 31, 2019, 45% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2020 or December 31, 2019.

At September 30, 2020, CSB had pledged $13.6 billion of First Mortgages and HELOCs as collateral to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

Changes in the allowance for credit losses on bank loans were as follows:

	September 30, 2020					September 30, 2019
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)
Balance at beginning of period	$22	$4	$26	$4	$30	$12	$5	$17	$2	$19
Provision for credit losses	(1)	2	1	(1)	—	(2)	(1)	(3)	1	(2)
Balance at end of period	$21	$6	$27	$3	$30	$10	$4	$14	$3	$17

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	September 30, 2020					September 30, 2019
Nine Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)
Balance at beginning of period	$11	$4	$15	$3	$18	$14	$5	$19	$2	$21
Adoption of ASU 2016-13	1	—	1	—	1	—	—	—	—	—
Recoveries	1	—	1	—	1	1	1	2	—	2
Provision for credit losses	8	2	10	—	10	(5)	(2)	(7)	1	(6)
Balance at end of period	$21	$6	$27	$3	$30	$10	$4	$14	$3	$17
Note:    Substantially all of the bank loans were collectively evaluated for impairment at December 31, 2019.
(1) All PALs were fully collateralized by securities with fair values in excess of borrowings as of each period presented.

Although uncertainty around the economic outlook persists due to the ongoing COVID-19 pandemic, credit quality metrics and overall performance of the bank loan portfolios remained strong. Management’s reasonable and supportable forecast period extends through 2024, with limited growth in home prices anticipated over the near term and a return to full employment not expected until 2024. During the third quarter of 2020, continued strong credit quality metrics and a modestly improved macroeconomic outlook relative to June 30, 2020 produced a stable projection of loss rates. The ACL has increased from January 1, 2020 to September 30, 2020, primarily due to growth in mortgage loan origination during the first nine months of 2020, driven by the continued low interest rate environment.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	September 30, 2020	December 31, 2019
Nonaccrual loans (1)	$42	$22
Other real estate owned (2)	1	1
Total nonperforming assets	43	23
Troubled debt restructurings	1	2
Total nonperforming assets and troubled debt restructurings	$44	$25
(1) Nonaccrual loans include nonaccrual troubled debt restructurings.
(2) Included in other assets on the condensed consolidated balance sheets.

Credit Quality
In addition to monitoring delinquency, Schwab monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the following:
•Year of origination;
•Borrower FICO scores at origination (Origination FICO);
•Updated borrower FICO scores (Updated FICO);
•Loan-to-value (LTV) ratios at origination (Origination LTV); and
•Estimated current LTV ratios (Estimated Current LTV).
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
September 30, 2020	2020	2019	2018	2017	2016	pre-2016	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$—	$—	$—	$2	$2	$—	$—	$—
620 – 679	22	14	4	11	17	17	85	1	3	4
680 – 739	626	405	132	214	200	287	1,864	91	88	179
≥740	5,443	2,837	582	1,058	1,249	1,220	12,389	406	325	731
Total	$6,091	$3,256	$718	$1,283	$1,466	$1,526	$14,340	$498	$416	$914
Origination LTV
≤70%	$5,064	$2,552	$506	$967	$1,243	$1,081	$11,413	$368	$294	$662
>70% – ≤90%	1,027	704	212	316	223	442	2,924	130	118	248
>90% – ≤100%	—	—	—	—	—	3	3	—	4	4
Total	$6,091	$3,256	$718	$1,283	$1,466	$1,526	$14,340	$498	$416	$914
Weighted Average Updated FICO
<620	$6	$4	$2	$3	$1	$18	$34	$3	$11	$14
620 – 679	47	37	18	24	20	38	184	15	22	37
680 – 739	514	300	92	148	129	196	1,379	65	61	126
≥740	5,524	2,915	606	1,108	1,316	1,274	12,743	415	322	737
Total	$6,091	$3,256	$718	$1,283	$1,466	$1,526	$14,340	$498	$416	$914
Estimated Current LTV (1)
≤70%	$5,198	$2,802	$650	$1,251	$1,457	$1,512	$12,870	$478	$400	$878
>70% – ≤90%	893	454	68	32	9	13	1,469	20	13	33
>90% – ≤100%	—	—	—	—	—	—	—	—	2	2
>100%	—	—	—	—	—	1	1	—	1	1
Total	$6,091	$3,256	$718	$1,283	$1,466	$1,526	$14,340	$498	$416	$914
Percent of Loans on Nonaccrual Status	0.09%	0.05%	0.01%	0.15%	0.17%	0.99%	0.18%	0.63%	2.74%	1.64%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

September 30, 2020	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$6,885	772	—
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

At September 30, 2020, First Mortgage loans of $12.6 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 26% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 76% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.
At September 30, 2020 and December 31, 2019, Schwab had $45 million and $46 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
HELOCs converted to amortizing loans	$9	$13	$25	$41

The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2020	Balance
Converted to an amortizing loan by period end	$416
Within 1 year	37
> 1 year – 3 years	83
> 3 years – 5 years	112
> 5 years	266
Total	$914

At September 30, 2020, $731 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2020, the borrowers on approximately 53% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of September 30, 2020 and December 31, 2019, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of those are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss
The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2020			December 31, 2019
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$583	$292	$583	$516	$275	$516
Other CRA investments (2)	116	—	151	120	—	154
Total	$699	$292	$734	$636	$275	$670
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheets.
(2) Other CRA investments are accounted for as loans at amortized cost, equity method investments, AFS securities, or using the adjusted cost method. Aggregate assets are included in AFS securities, bank loans – net, or other assets on the condensed consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2020 and 2023. During the nine months ended September 30, 2020 and year

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
ended December 31, 2019, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2020	December 31, 2019
Interest-bearing deposits:
Deposits swept from brokerage accounts	$298,344	$201,531
Checking	15,508	12,650
Savings and other	6,131	5,168
Total interest-bearing deposits	319,983	219,349
Non-interest-bearing deposits	734	745
Total bank deposits	$320,717	$220,094

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Borrowings

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. The following table lists long-term debt by instrument outstanding as of September 30, 2020 and December 31, 2019.

	Date of	Principal Amount Outstanding
	Issuance	September 30, 2020	December 31, 2019
Fixed-rate Senior Notes:
4.450% due July 22, 2020 (1)	07/22/10	$—	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	—
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
4.625% due March 22, 2030	03/24/20	500	—
Floating-rate Senior Notes:
Three-month LIBOR +0.32% due May 21, 2021	05/22/18	600	600
Total Senior Notes		7,881	7,481
0.610% Finance lease obligation	07/01/20	7	—
Unamortized discount — net		(12)	(14)
Debt issuance costs		(40)	(37)
Total long-term debt		$7,836	$7,430
(1) Matured on July 22, 2020.

Annual maturities on all long-term debt outstanding at September 30, 2020 are as follows:

Maturities
2020	$—
2021	1,200
2022	256
2023	807
2024	500
Thereafter	5,125
Total maturities	7,888
Unamortized discount — net	(12)
Debt issuance costs	(40)
Total long-term debt	$7,836

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of September 30, 2020 and December 31, 2019, the collateral pledged provided a total borrowing capacity of $45.5 billion and $34.2 billion, respectively, of which no amounts were outstanding at the end of either period.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $47 million and $35 million at September 30, 2020 and December 31, 2019, respectively.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of September 30, 2020 and December 31, 2019, the collateral pledged provided total borrowing capacity of $7.6 billion and $8.5 billion, respectively, of which no amounts were outstanding at the end of either period.

During the first quarter of 2020, CSB and CSPB became members of the Federal Reserve. As a condition of our Federal Reserve membership, we are required to hold Federal Reserve stock, which totaled $190 million at September 30, 2020.

TDA Senior Notes

As of October 6, 2020, the effective date of our acquisition of TD Ameritrade, TD Ameritrade’s debt outstanding was recognized at provisional fair value and with no change in existing terms. The TD Ameritrade debt outstanding on the acquisition date included $3.6 billion par value of TDA Senior Notes. These notes are unsecured obligations. TDA Holding may redeem some or all of the TDA Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate TDA Senior Notes and quarterly for the floating-rate TDA Senior Notes.

The following table details the TDA Senior Notes outstanding as of October 6, 2020.

	Date of issuance	Principal Amount Outstanding
Fixed-rate TDA Senior Notes:
2.950% due April 1, 2022	03/09/15	$750
3.750% due April 1, 2024	11/01/18	400
3.625% due April 1, 2025	10/22/14	500
3.300% due April 1, 2027	04/27/17	800
2.750% due October 1, 2029	08/16/19	500
Floating-rate TDA Senior Notes:
Three-month LIBOR + 0.43% due November 1, 2021	11/01/18	600
Total TDA Senior Notes principal outstanding (1)		$3,550
(1) The TDA Senior Notes were recorded at fair value as of the date of acquisition on October 6, 2020. See Note 3.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $1.6 billion and $842 million during the third quarters of 2020 and 2019, respectively, and $6.5 billion and $2.0 billion during the first nine months of 2020 and 2019, respectively. CSB purchased HELOCs with commitments of $122 million and $52 million during the third quarters of 2020 and 2019, respectively, and $362 million and $180 million during the first nine months of 2020 and 2019, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	September 30, 2020	December 31, 2019
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$8,784	$10,753
Commitments to purchase First Mortgage loans	2,238	1,521
Total	$11,022	$12,274

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At September 30, 2020, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at September 30, 2020. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

Schwab also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. Schwab’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. At September 30, 2020, amounts posted as collateral with such clearing houses and exchanges included $242 million of U.S. Treasury securities, which are included in other assets on the condensed consolidated balance sheet. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

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

TD Ameritrade Acquisition Litigation: As disclosed previously, Schwab and TD Ameritrade have been responding to a lawsuit challenging the acquisition which was filed on May 12, 2020 in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, TD Bank. The complaint names as defendants each member of the TD Ameritrade board of directors at the time the acquisition was approved, as well as TD Bank and Schwab. On June 11, 2020, plaintiff dismissed a claim that had sought to enjoin voting on or consummation of the acquisition. Still pending are separate claims asserted in the complaint for breach of fiduciary duty by certain members of the TD Ameritrade board, TD Bank, and against Schwab for aiding and abetting such breaches, the allegation being that the amendment of the Insured Deposit Account Agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and are contesting the remaining claims in the lawsuit.

Acquisition of TD Ameritrade

Effective October 6, 2020, the Company acquired TD Ameritrade. The contractual obligations of TD Ameritrade at the time of acquisition are primarily comprised of the TDA Senior Notes, as detailed in Note 9. TD Ameritrade’s broker-dealer and FCM/FDM subsidiaries’ operations include the execution, settlement, and financing of various client securities, options, futures and foreign exchange transactions. These activities may expose TD Ameritrade to credit risk and losses in the event the clients are unable to fulfill their contractual obligations.

Similar to Schwab, TD Ameritrade is a member of and provides guarantees to securities clearing houses and exchanges under standard membership agreements. TD Ameritrade also engages third-party firms to clear its clients’ futures and options on futures transactions and to facilitate clients’ foreign exchange trading. TD Ameritrade has agreed to indemnify these firms for any loss that they may incur from the client transactions introduced to them by TD Ameritrade.

As of the effective date of the acquisition, TD Ameritrade’s legal contingencies include a variety of litigation claims and demands and regulatory investigations and other government proceedings, including, among other things, a putative class action regarding the routing of client orders as discussed below.

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. On September 14, 2018, the District Court granted plaintiff’s motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. The U.S. Court of Appeals, 8th Circuit, granted defendants’ petition on December 18, 2018, and a decision on defendants’ appeal is pending. Defendants are vigorously contesting the lawsuit, and the Company is unable to predict the outcome or the potential loss, if any, that may result.

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

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $503 million and $719 million at September 30, 2020 and December 31, 2019, respectively. Most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2020
Assets
Resale agreements (1)	$13,711	$—	$13,711	$—	$(13,711)	(2)	$—
Securities borrowed (3)	516	—	516	(507)	(8)		1
Total	$14,227	$—	$14,227	$(507)	$(13,719)		$1
Liabilities
Securities loaned (4,5)	$1,432	$—	$1,432	$(507)	$(789)		$136
Total	$1,432	$—	$1,432	$(507)	$(789)		$136

December 31, 2019
Assets
Resale agreements (1)	$9,028	$—	$9,028	$—	$(9,028)	(2)	$—
Securities borrowed (3)	735	—	735	(730)	(5)		—
Total	$9,763	$—	$9,763	$(730)	$(9,033)		$—
Liabilities
Securities loaned (4,5)	$1,251	$—	$1,251	$(730)	$(445)		$76
Total	$1,251	$—	$1,251	$(730)	$(445)		$76
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At September 30, 2020 and December 31, 2019, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.9 billion and $9.2 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2020 and December 31, 2019.
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

	September 30, 2020	December 31, 2019
Fair value of client securities available to be pledged	$31,828	$26,685
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$4,808	$2,171
Fulfillment of client short sales	2,964	2,293
Securities lending to other broker-dealers	1,119	1,017
Total collateral pledged	$8,891	$5,481
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $162 million as of September 30, 2020 and $142 million as of December 31, 2019.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2019 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2020 or December 31, 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

September 30, 2020	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$3,757	$—	$—	$3,757
Total cash equivalents	3,757	—	—	3,757
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	901	—	901
U.S. Government securities	—	13,173	—	13,173
Total investments segregated and on deposit for regulatory purposes	—	14,074	—	14,074
Available for sale securities:
U.S. agency mortgage-backed securities	—	258,266	—	258,266
Asset-backed securities	—	19,321	—	19,321
Corporate debt securities	—	13,580	—	13,580
U.S. Treasury securities	—	7,902	—	7,902
U.S. state and municipal securities	—	1,690	—	1,690
Non-agency commercial mortgage-backed securities	—	1,266	—	1,266
Certificates of deposit	—	501	—	501
Foreign government agency securities	—	1,210	—	1,210
Other	—	22	—	22
Total available for sale securities	—	303,758	—	303,758
Other assets:
Equity and bond mutual funds	352	—	—	352
U.S. Government securities	—	276	—	276
State and municipal debt obligations	—	22	—	22
Equity, corporate debt, and other securities	94	37	—	131
Total other assets	446	335	—	781
Total	$4,203	$318,167	$—	$322,370

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$23,708	$23,708	$—	$—	$23,708
Cash and investments segregated and on deposit for regulatory purposes	15,494	1,772	13,722	—	15,494
Receivables from brokerage clients — net	25,438	—	25,438	—	25,438
Bank loans — net:
First Mortgages	14,319	—	14,733	—	14,733
HELOCs	908	—	900	—	900
Pledged asset lines	6,885	—	6,885	—	6,885
Other	174	—	174	—	174
Total bank loans — net	22,286	—	22,692	—	22,692
Other assets	1,617	—	1,617	—	1,617
Liabilities
Bank deposits	$320,717	$—	$320,717	$—	$320,717
Payables to brokerage clients	52,006	—	52,006	—	52,006
Accrued expenses and other liabilities	2,208	—	2,208	—	2,208
Long-term debt	7,829	—	8,717	—	8,717

December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$21,668	$21,668	$—	$—	$21,668
Cash and investments segregated and on deposit for regulatory purposes	11,807	2,792	9,015	—	11,807
Receivables from brokerage clients — net	21,763	—	21,763	—	21,763
Held to maturity securities:
U.S. agency mortgage-backed securities	109,325	—	110,566	—	110,566
Asset-backed securities	17,806	—	17,771	—	17,771
Corporate debt securities	4,661	—	4,718	—	4,718
U.S. state and municipal securities	1,301	—	1,404	—	1,404
Non-agency commercial mortgage-backed securities	1,119	—	1,141	—	1,141
U.S. Treasury securities	223	—	228	—	228
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	50	—	50
Other	21	—	21	—	21
Total held to maturity securities	134,706	—	136,099	—	136,099
Bank loans — net:
First Mortgages	11,693	—	11,639	—	11,639
HELOCs	1,113	—	1,153	—	1,153
Pledged asset lines	5,206	—	5,206	—	5,206
Other	200	—	200	—	200
Total bank loans — net	18,212	—	18,198	—	18,198
Other assets	1,014	—	1,014	—	1,014
Liabilities
Bank deposits	$220,094	$—	$220,094	$—	$220,094
Payables to brokerage clients	39,220	—	39,220	—	39,220
Accrued expenses and other liabilities	1,882	—	1,882	—	1,882
Long-term debt	7,430	—	7,775	—	7,775

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
13.    Stockholders’ Equity
On April 30, 2020, the Company issued and sold 2,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.375% fixed-rate reset non-cumulative perpetual preferred stock, Series G, $0.01 par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per Depositary Share). The net proceeds of the offering were approximately $2.47 billion, after deducting the underwriting discount and offering expenses.

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, CSC repurchased 20 million and 49 million shares of its common stock under this authorization for $771 million and $2.0 billion, respectively.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2020	Earliest Redemption Date	Date at Which Dividend Rate Becomes Floating or Resets	Floating Annual Rate of Three-Month LIBOR/ Term Five-Year Treasury plus (2):
	Shares Issued and Outstanding (in thousands) at			Carrying Value at
	September 30, 2020 (1)	December 31, 2019 (1)		September 30, 2020	December 31, 2019	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Series G	25	—	100,000	2,470	—	04/30/20	5.375%	06/01/25	06/01/25	4.971%
Total preferred stock	1,786	1,761		$5,263	$2,793
(1) Represented by depositary shares, except for Series A.
(2) The Series G dividend rate resets on each five-year anniversary beginning on June 1, 2025 based on the five-year Treasury rate; Series G is only redeemable on reset dates. The dividend rates for all other series of preferred stock will float based on LIBOR.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$—	$—	$—	$—	$14.0	$35.00	$14.0	$35.00
Series C	9.0	15.00	9.0	15.00	27.0	45.00	27.0	45.00
Series D	11.2	14.88	11.2	14.88	33.5	44.64	33.5	44.64
Series E	13.8	2,312.50	13.8	2,312.50	27.7	4,625.00	27.7	4,625.00
Series F	—	—	—	—	12.5	2,500.00	12.5	2,500.00
Series G (1)	45.2	1,806.60	—	—	45.2	1,806.60	—	—
Total	$79.2		$34.0		$159.9		$114.7
(1) Series G preferred stock was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.

Subsequent to September 30, 2020, the Company’s acquisition of TD Ameritrade, effective October 6, 2020, resulted in significant equity issuances. Please see Notes 3 and 17 for additional information on the TD Ameritrade acquisition.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2020			2019
Three Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$97	$(20)	$77	$51	$(12)	$39
Other reclassifications included in other revenue	(3)	1	(2)	(1)	—	(1)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	—	—	10	(3)	7
Other comprehensive income (loss)	$94	$(19)	$75	$60	$(15)	$45

	2020			2019
Nine Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$7,361	$(1,762)	$5,599	$496	$(119)	$377
Other reclassifications included in other revenue	(3)	1	(2)	(5)	1	(4)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	—	—	30	(7)	23
Other	1	—	1	—	—	—
Other comprehensive income (loss)	$7,359	$(1,761)	$5,598	$521	$(125)	$396

AOCI balances are as follows:

Total AOCI
Balance at June 30, 2019	$99
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	39
Other reclassifications included in other revenue	(1)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	7
Balance at September 30, 2019	$144

Balance at June 30, 2020	$5,611
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	77
Other reclassifications included in other revenue	(2)
Balance at September 30, 2020	$5,686

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Total AOCI
Balance at December 31, 2018	$(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	358
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	19
Other reclassifications included in other revenue	(4)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	23
Balance at September 30, 2019	$144

Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	4,542
Net unrealized gain on securities transferred to available for sale from held to maturity (2)	1,057
Other reclassifications included in other revenue	(2)
Other	1
Balance at September 30, 2020	$5,686
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Regulatory Requirements

At September 30, 2020, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$17,438	15.9%	N/A		$4,921	4.5%
Tier 1 Risk-Based Capital	22,701	20.8%	N/A		6,562	6.0%
Total Risk-Based Capital	22,735	20.8%	N/A		8,749	8.0%
Tier 1 Leverage	22,701	5.7%	N/A		16,071	4.0%
Supplementary Leverage Ratio	22,701	5.6%	N/A		12,249	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$16,648	19.1%	$5,656	6.5%	$3,916	4.5%
Tier 1 Risk-Based Capital	16,648	19.1%	6,962	8.0%	5,221	6.0%
Total Risk-Based Capital	16,680	19.2%	8,702	10.0%	6,962	8.0%
Tier 1 Leverage	16,648	5.6%	14,813	5.0%	11,850	4.0%
Supplementary Leverage Ratio	16,648	5.5%	N/A	N/A	9,076	3.0%

December 31, 2019
CSC
Common Equity Tier 1 Risk-Based Capital	$17,660	19.5%	N/A		$4,073	4.5%
Tier 1 Risk-Based Capital	20,453	22.6%	N/A		5,431	6.0%
Total Risk-Based Capital	20,472	22.6%	N/A		7,241	8.0%
Tier 1 Leverage	20,453	7.3%	N/A		11,189	4.0%
Supplementary Leverage Ratio	20,453	7.1%	N/A		8,604	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$14,819	20.7%	$4,649	6.5%	$3,218	4.5%
Tier 1 Risk-Based Capital	14,819	20.7%	5,722	8.0%	4,291	6.0%
Total Risk-Based Capital	14,837	20.7%	7,152	10.0%	5,722	8.0%
Tier 1 Leverage	14,819	7.1%	10,486	5.0%	8,389	4.0%
Supplementary Leverage Ratio	14,819	6.8%	N/A	N/A	6,497	3.0%
(1) In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020. Therefore, AOCI is excluded from the amounts and ratios presented as of September 30, 2020. In 2019, CSC and CSB were required to include all components of AOCI in regulatory capital; the amounts and ratios for December 31, 2019 are presented on this basis.
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical capital buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2020, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2020, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2020 that management believes have changed CSB’s capital category.

At September 30, 2020, the balance sheets of CSPB and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $28.3 billion and $11.7 billion, respectively. Based on their regulatory

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
capital ratios, at September 30, 2020, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.
On July 1, 2020, CS&Co registered as an FCM with the CFTC. On July 26, 2020, Charles Schwab Futures, Inc., a wholly-owned subsidiary of CSC, transferred its futures business and all of its assets and liabilities to CS&Co. This transfer was accounted for as a common control transaction and did not have an impact on the condensed consolidated financial statements.
Net capital and net capital requirements for CS&Co are as follows:

	September 30, 2020	December 31, 2019
Net Capital	$2,166	$3,700
Minimum net capital required	1.000	0.250
2% of aggregate debit balances	595	446
Net Capital in excess of required net capital	$1,571	$3,254
Pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at September 30, 2020. The SEC Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

Certain subsidiaries of TD Ameritrade are also subject to regulatory capital requirements, including TD Ameritrade’s principal securities broker-dealers, TD Ameritrade, Inc. and TDAC, as well as its FCM and FDM entity, TDAFF. As of October 6, 2020, the effective date of the acquisition, TD Ameritrade, Inc., TDAC, and TDAFF were in compliance with their respective regulatory capital requirements. See Notes 3 and 17 for additional information on our acquisition of TD Ameritrade.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2020	2019	2020	2019	2020	2019
Net Revenues
Net interest revenue	$948	$1,182	$395	$449	$1,343	$1,631
Asset management and administration fees	643	586	217	239	860	825
Trading revenue (1)	139	140	42	66	181	206
Other (1)	51	36	13	13	64	49
Total net revenues	1,781	1,944	667	767	2,448	2,711
Expenses Excluding Interest	1,167	1,070	392	405	1,559	1,475
Income before taxes on income	$614	$874	$275	$362	$889	$1,236

	Investor Services		Advisor Services		Total
Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019
Net Revenues
Net interest revenue	$3,028	$3,531	$1,276	$1,390	$4,304	$4,921
Asset management and administration fees	1,826	1,679	662	687	2,488	2,366
Trading revenue (1)	396	421	166	209	562	630
Other (1)	122	115	39	83	161	198
Total net revenues	5,372	5,746	2,143	2,369	7,515	8,115
Expenses Excluding Interest	3,489	3,189	1,202	1,190	4,691	4,379
Income before taxes on income	$1,883	$2,557	$941	$1,179	$2,824	$3,736
(1) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.

17.    Subsequent Events
On October 6, 2020, the Company completed its acquisition of TD Ameritrade, pursuant to the merger agreement. As a result of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. The Company issued approximately 586 million common shares to TD Ameritrade stockholders in the acquisition, including shares of a new, nonvoting class of CSC common stock. Immediately prior to the acquisition, on October 6, 2020, the Company amended its certificate of incorporation to create the nonvoting class of common stock with 300 million shares authorized for issuance and to increase the number of authorized shares of capital stock by the same amount. Additionally, in conjunction with the acquisition on October 6, 2020, the stockholder agreement with TD Bank, the registration rights agreement with TD Bank and Charles R. Schwab, and the amended and restated IDA agreement with the TD Depository Institutions, as further detailed in Part I – Item 1 of our 2019 Form 10-K, became effective.
Under the amended IDA agreement, which replaced the previous IDA agreement between the TD Depository Institutions and TD Ameritrade, the TD Depository Institutions make available to Schwab customers FDIC-insured (up to specified limits) money market deposit accounts. Schwab provides marketing, recordkeeping and support services to the TD Depository Institutions with respect to the money market deposit accounts for which Schwab receives an aggregate monthly fee, determined by reference to certain yields, less a service fee on client cash deposits held at the TD Depository Institutions, FDIC deposit assessments, and interest on deposits paid to customers (on a net basis, the “sweep arrangement fee”). Though unlikely, in the event the sweep arrangement fee computation were to result in a negative amount in any given month, Schwab would be required to pay the TD Depository Institutions. Under the terms of the amended IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions was reduced to 15 basis points from the 25 basis points paid by TD Ameritrade under its previous IDA agreement. Additionally, the previous IDA agreement had floors in place which enabled TD Ameritrade to carve-out up to $20 billion of IDA deposits designated as floating-rate investments from the applicable service fee during specified low-rate environments. Under the amended IDA agreement, the renegotiated 15 basis point rate will be applied across all designated fixed and floating IDA balances.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The sweep arrangement fee received by Schwab under the amended IDA agreement, as well as bank deposit account agreements with other third-party depository institutions, will be included in a new revenue line item in our consolidated statement of income titled bank deposit account fees.
Under the amended IDA agreement, there will be an initial period during which the amounts swept to the TD Depository Institutions will solely be composed of customer funds from the TD Ameritrade subsidiary broker-dealers. Following this initial period, CSC’s subsidiary broker-dealers can sweep client funds to money market deposit accounts at the TD Depository Institutions, subject to certain limits. Beginning July 1, 2021, CSC’s subsidiary broker-dealers, including the TD Ameritrade broker-dealers, will have the option to reduce deposit balances swept to the TD Depository Institutions by up to $10 billion over each 12-month period, subject to certain limits and adjustments. Such limits and adjustments include Schwab’s obligation to move all of the uninsured IDA sweep balances on July 1, 2021 to its balance sheet or to other third-party depository institutions, which will count against the optional reduction amount, and the requirement that Schwab can only move floating IDA balances. Schwab’s initial reduction will also be affected by the net change in IDA sweep balances between the effective date of the amended IDA agreement and June 30, 2021. In addition, Schwab is also required to maintain a minimum $50 billion IDA balance through June 2031 and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026.
The amended IDA agreement will have an initial expiration date of July 1, 2031, subject to automatic renewal for a five-year term if not terminated by either CSC or the TD Depository Institutions two years prior to the expiration date. For further details surrounding the amended IDA agreement, see Part I – Item 1 of our 2019 Form 10-K.
Pursuant to the merger agreement, CSC issued approximately 177 million shares of common stock and approximately 77 million shares of nonvoting common stock to TD Bank and its affiliates on October 6, 2020. Those shares of common stock and nonvoting common stock were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. Following this issuance, TD Bank exchanged an aggregate of approximately 2 million shares of CSC common stock for an equal number of shares of CSC nonvoting common stock and held approximately 79 million shares of nonvoting common stock as of October 31, 2020. TD Bank and its affiliates are not permitted to own more than 9.9% of CSC common stock. This limit is interpreted in accordance with the applicable rules of the Federal Reserve and includes shares of CSC common stock deemed to be beneficially owned directly or indirectly by TD Bank and its affiliates.

See Notes 3, 9, 10, 13, and 15 for additional information on the TD Ameritrade acquisition.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 10.

Item 1A.     Risk Factors

During the first nine months of 2020, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2019 Form 10-K except as described below. The risk factor described below updates, and should be read together with, the risk factors disclosed in Part I – Item 1A – Risk Factors, in our 2019 Annual Report on Form 10-K.

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

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the third quarter of 2020.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2020 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
July:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	2	$33.75	N/A	N/A
August:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	2	$33.21	N/A	N/A
September:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	11	$35.84	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	15	$35.22	N/A	N/A
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

3.11(i)
Amendment to Fifth Restated Certificate of Incorporation of the Registrant, effective October 6, 2020, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated October 2, 2020, and incorporated herein by reference.

3.14
Fourth Restated Bylaws, as amended on January 27, 2010, of the Registrant, filed as Exhibit 3.14 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

3.14(i)	Amendment to Fourth Restated Bylaws of the Registrant, to be effective January 1, 2021, filed as Exhibit 3.2 to the Registrant’s Form 8-K dated October 2, 2020, and incorporated herein by reference.

10.412	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.397).	(1), (2)

10.413	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.398).	(1), (2)

10.414	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.399).	(1), (2)

10.415
Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.401).
(1), (2)

10.416
Credit Agreement, dated April 21, 2017, among TD Ameritrade Holding Corporation, the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to TD Ameritrade Holding Corporation’s Form 8-K dated April 21, 2017, and incorporated herein by reference.

10.417
First Amendment, dated as of August 3, 2020, to Credit Agreement dated April 21, 2017, among TD Ameritrade Holding Corporation, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to TD Ameritrade Holding Corporation’s Form 8-K dated August 3, 2020, and incorporated herein by reference.

10.418
Credit Agreement, dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to TD Ameritrade Holding Corporation’s Form 8-K dated April 21, 2017, and incorporated herein by reference.

10.419
First Amendment, dated May 17, 2018, to Credit Agreement, dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto, U.S. Bank National Association, as syndication agent, Barclays Bank PLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, and Industrial and Commercial Bank of China Ltd., New York Branch, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to TD Ameritrade Holding Corporation’s Form 8-K dated May 17, 2018, and incorporated herein by reference.

10.420
Second Amendment, dated as of August 3, 2020, to Credit Agreement dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to TD Ameritrade Holding Corporation’s Form 8-K dated August 3, 2020, and incorporated herein by reference.

10.421
Credit Agreement, dated May 16, 2019, among TD Ameritrade Clearing, Inc., the lenders parties thereto, Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, TD Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint bookrunners and joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to TD Ameritrade Holding Corporation’s Form 8-K dated May 15, 2019, and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.422
First Amendment, dated as of April 21, 2020, to Credit Agreement dated May 16, 2019, among TD Ameritrade Clearing, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, filed as Exhibit 10.1 to TD Ameritrade Holding Corporation’s Form 8-K dated April 21, 2020, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(3)

101.SCH	Inline XBRL Taxonomy Extension Schema	(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(3)

101.DEF	Inline XBRL Extension Definition	(3)

101.LAB	Inline XBRL Taxonomy Extension Label	(3)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Management contract or compensatory plan.

(3)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 9, 2020	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer