Form 10-K
period 2020-12-31
SCHWAB CHARLES CORP
filed 2021-02-24
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 1-9700

THE  CHARLES  SCHWAB  CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Schwab Way, Westlake, TX  76262
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code:  (817) 859-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock – $.01 par value per share	SCHW	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 6.00% Non-Cumulative Preferred Stock, Series C	SCHW PrC	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 5.95% Non-Cumulative Preferred Stock, Series D	SCHW PrD	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was $39.3 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of January 29, 2021, 1,803,049,958 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 13, 2021, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2020

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.     Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company. Incorporated in 1986, CSC engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2020, Schwab had $6.69 trillion in client assets, 29.6 million active brokerage accounts, 2.1 million corporate retirement plan participants, and 1.5 million banking accounts.

Principal business subsidiaries of CSC include the following:

•Charles Schwab & Co., Inc. (CS&Co), incorporated in 1971, a securities broker-dealer;
•TD Ameritrade, Inc., an introducing securities broker-dealer;
•TD Ameritrade Clearing, Inc. (TDAC), a securities broker-dealer that provides trade execution and clearing services to TD Ameritrade, Inc.;
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

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries; and futures and foreign exchange trade execution services through its futures commission merchant (FCM) and forex dealer member (FDM) subsidiary. The TD Ameritrade acquisition is further described in the business and asset acquisition discussion below.

Effective January 1, 2021, CSC changed the designation of its corporate headquarters from San Francisco, California to Westlake, Texas. The Company maintains a nationwide presence across a network of branches and operations centers, and our Westlake location provides a centrally located hub for the Company.

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

THE CHARLES SCHWAB CORPORATION

combination, these are the key elements of our “no trade-offs” approach to serving investors. We believe that following this strategy is the best way to maximize our market valuation and stockholder returns over time.

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $50 trillion, which means the Company’s $6.69 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

Within Investor Services, our competition in serving individual investors spans brokerage, wealth management, and asset management firms, as well as banks and trust companies. In the Advisor Services arena, we compete with institutional custodians, traditional and discount brokers, banks, and trust companies.

Across both segments, our key competitive advantages are:

•Scale and Size of the Business – As one of the largest investment services firms in the U.S., we are able to spread operating costs and amortize new investments over a large base of clients, and harness the resources to evolve capabilities to meet client needs.
•Operating Efficiency – Coupled with scale, our operating efficiency and sharing of infrastructure across different businesses creates a cost advantage that enables us to competitively price products and services while profitably serving clients of various sizes across multiple channels.
•Operating Structure – Providing bank and asset management services to broker-dealer clients helps serve a wider array of needs, thereby deepening relationships, enhancing the stability of client assets, and enabling diversified revenue streams.
•Brand and Corporate Reputation – In an industry dependent on trust, Schwab’s reputation and brand across multiple constituents enable us to attract clients and employees while credibly introducing new products to the market.
•Service Culture – Delivering a great client experience earns the trust and loyalty of clients and increases the likelihood that those clients will refer others.
•Willingness to Disrupt – Management’s willingness to challenge the status quo, including our own business practices, to benefit clients fosters innovation and continuous improvement, which helps to attract more clients and assets.

Business and Asset Acquisitions

Acquisition of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for The Toronto-Dominion Bank (TD Bank) and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and 77 million shares of nonvoting common stock. Upon completion of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC.

TDA provides services to individual retail investors and to RIAs predominantly through the Internet, a national branch network, and relationships with RIAs. At the time of acquisition, TD Ameritrade had approximately 10,000 employees. TD Ameritrade’s sources of net revenues primarily consist of trading revenue, bank deposit account fees, net interest revenue, and asset management and administration fees.

•TDA’s trading revenue includes commissions earned on trades of certain securities and derivatives, as well as order flow revenue.
•Bank deposit account fees are earned through an insured deposit account agreement with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions), as well as bank deposit account sweep agreements with other third-party depository institutions, whereby uninvested cash held by certain brokerage clients is swept into Federal Deposit Insurance Corporation (FDIC)-insured (up to specified limits) money market deposit accounts at the TD Depository Institutions and other third-party depository institutions. See discussion below of the IDA agreement that became effective at the acquisition date.

THE CHARLES SCHWAB CORPORATION

•TDA’s net interest revenue is generated primarily through margin lending, securities lending activity, as well as segregated and operating cash and investments. Interest-bearing liabilities primarily consist of interest-bearing payables to brokerage clients and long-term debt.
•TDA’s asset management and administration fee revenue includes revenues earned on client assets invested in money market funds, other mutual funds, and certain investment programs. TDA’s asset management and administration fees also include referral and asset-based program fees on its client assets managed by independent RIAs utilizing TDA’s trading and investing platforms.

Concurrently with the execution of the Agreement and Plan of Merger, dated as of November 24, 2019, as amended (the Merger Agreement), CSC entered into a stockholder agreement with TD Bank (the Stockholder Agreement), a registration rights agreement with TD Bank and Charles R. Schwab, and an amended and restated insured deposit account agreement with the TD Depository Institutions (the IDA agreement).

Effective upon the merger, Todd M. Ricketts, Brian M. Levitt, and Bharat B. Masrani were elected to CSC’s Board of Directors. Mr. Ricketts was designated by TD Ameritrade pursuant to the terms of the Merger Agreement and Messrs. Levitt and Masrani were designated by TD Bank pursuant to the terms of the Merger Agreement and the Stockholder Agreement between Schwab and TD Bank.

Integration Overview

We anticipate the acquisition of TD Ameritrade will significantly increase our scale to help support the Company’s ongoing efforts to enhance the client experience, provide deeper resources for individual investors as well as RIAs, and continue to improve our operating efficiency. At the time of closing, TDA had approximately $1.6 trillion in client assets and approximately 14.5 million brokerage accounts. We anticipate combining the respective strengths of Schwab and TD Ameritrade will enable the Company to invest in enhanced client experience capabilities and further our financial success to the benefit of clients, employees, and stockholders.

Throughout the integration, the Company plans to generally adopt Schwab platforms and systems, though we’re committed to leveraging material advantages in TD Ameritrade’s platforms when appropriate, as exemplified by our intention to retain TD Ameritrade’s thinkorswim® and thinkpipes® trading platforms, education, and tools into our offerings for retail and RIA clients. We also plan to retain TD Ameritrade Institutional’s customizable portfolio rebalancing solution iRebal® as part of our offering for independent advisor clients. Additional technology solutions continue to be evaluated for consideration as part of the combined platform.

Our integration of TD Ameritrade’s operations is expected to occur over 18 to 36 months from the date of acquisition, though planning for integration has been underway since the acquisition was announced on November 25, 2019. In October 2020, the Company began efforts to reduce overlapping or redundant roles across the two firms and to rationalize branch locations of CS&Co and TD Ameritrade, Inc. These and other integration activities are expected to continue throughout the integration process. CS&Co, as well as TD Ameritrade, Inc. and TDAC, will continue to operate as separate broker-dealers to serve their respective clients while integration work continues.

IDA Agreement

In accordance with the IDA agreement, which became effective October 6, 2020, cash held in eligible brokerage client accounts is swept off-balance sheet to money market deposit accounts at the TD Depository Institutions. Schwab provides marketing, recordkeeping and support services to the TD Depository Institutions with respect to the money market deposit accounts for which Schwab receives an aggregate monthly fee, determined by reference to certain yields, less a service fee on client cash deposits held at the TD Depository Institutions, FDIC deposit assessments, and interest on deposits paid to clients. Under the IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions was reduced, relative to TD Ameritrade’s agreement prior to acquisition, by 40%, from 25 basis points to 15 basis points for the life of the agreement. Under TDA’s prior insured deposit account agreement with the TD Depository Institutions, TDA had floors in place which enabled it to carve-out up to $20 billion of floating-rate investments from the applicable service fee during specified low-rate environments. Pursuant to the IDA agreement, the 15 basis point service fee now applies across all designated fixed and floating IDA balances.

Pursuant to the IDA agreement, Schwab will be required to move all uninsured IDA balances out of the IDA sweep program on June 30, 2021. The IDA agreement also provides that starting July 1, 2021, Schwab will have the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The

THE CHARLES SCHWAB CORPORATION

Company’s ability to migrate these balances out of the IDA sweep program is dependent on certain binding limitations specified in the IDA agreement, including the requirement that Schwab can only move IDA balances designated as floating-rate obligations. The amount of Schwab’s initial potential transfer will also be affected by the net growth or decline in the IDA balance from immediately prior to the October 6, 2020 effective date of the IDA agreement through June 30, 2021. In addition, Schwab also must maintain a minimum $50 billion IDA balance through June 2031, and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026.

See “Part II – Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” (Item 8) – Note 3 for more information on the TD Ameritrade acquisition. See also “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) – Capital Management” and Item 8 – Note 15 for additional information on the IDA agreement.

Acquisition of Assets of USAA’s Investment Management Company

On May 26, 2020, the Company completed its acquisition of the assets of USAA’s Investment Management Company (USAA-IMCO) for $1.6 billion in cash. Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition has added scale to the Company’s operations through the addition of 1.1 million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement. See Item 8 – Note 3 for more information on the USAA-IMCO acquisition.

Other Acquisitions

During 2020, the Company completed its acquisition of technology and intellectual property of Motif, a financial technology company. The Motif assets help us build on our existing capabilities and help accelerate our development of thematic and direct index investing for Schwab’s retail investors and RIA clients. Also during 2020, the Company completed its acquisition of Wasmer, Schroeder & Company, LLC (Wasmer Schroeder), which adds established strategies and new separately managed account offerings to our fixed income lineup.

Sources of Net Revenues

Our largest sources of net revenues are net interest revenue, asset management and administration fees, trading revenue, and bank deposit account fees. These revenue streams are supported by the combination of bank, broker-dealer, and asset management operating subsidiaries, including those of TD Ameritrade, each of which brings specific capabilities that enable us to provide clients with the products and services they are seeking.

Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources. The majority of net interest revenue is derived from a portion of client cash balances awaiting investment and held on Schwab’s balance sheet as part of clients’ overall relationship with the Company. Interest-earning assets are primarily comprised of high-quality fixed income securities, margin loans, and bank loans.

The majority of asset management and administration fees are earned from proprietary money market mutual funds, proprietary and third-party mutual funds and exchange-traded funds (ETFs), and fee-based advisory solutions.

Trading revenue includes commissions earned for executing trades for clients in certain individual equities, options, futures, fixed income securities, and certain third-party mutual funds and ETFs; order flow revenue; and principal transaction revenue earned primarily from actions to support client trading in fixed income securities. Beginning in the fourth quarter of 2019, Schwab eliminated online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options.

Bank deposit account fees are primarily recognized pursuant to the Company’s IDA agreement, as well as sweep agreements with other third-party depository institutions. Under the IDA agreement, eligible brokerage client accounts are swept off-balance sheet to money market deposit accounts at the TD Depository Institutions. Schwab provides marketing, recordkeeping, and support services to the TD Depository Institutions with respect to the money market deposit accounts for which Schwab receives an aggregate monthly fee, determined by reference to certain yields, less a service fee on client cash deposits held at the TD Depository Institutions, FDIC deposit assessments, and interest on deposits paid to clients.

THE CHARLES SCHWAB CORPORATION

Products and Services

We offer a broad range of products through intuitive end-to-end solutions, including robust digital capabilities, to address our clients’ varying investment and financial needs. Examples of these product offerings include the following:
•Brokerage – an array of full-feature brokerage accounts with equity and fixed income trading, margin lending, options trading, futures and forex trading, and cash management capabilities including third-party certificates of deposit;
•Mutual funds – third-party mutual funds through the Mutual Fund Marketplace®, including non-transaction fee mutual funds through the Mutual Fund OneSource® service, which also includes proprietary mutual funds, plus mutual fund trading and clearing services to broker-dealers;
•Exchange-traded funds – an extensive offering of ETFs, including both proprietary and third-party ETFs;
•Advice solutions – managed portfolios of both proprietary and third-party mutual funds and ETFs, separately managed accounts, customized personal advice for tailored portfolios, specialized planning, and full-time portfolio management;
•Banking – checking and savings accounts, first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), and pledged asset lines (PALs); and
•Trust – trust custody services, personal trust reporting services, and administrative trustee services.

These investing services are made available through two business segments – Investor Services and Advisor Services. Schwab’s major sources of revenues are generated by both of the reportable segments, based on their respective levels of client assets and activity. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the reportable segments are the same as those described in Item 8 – Note 2.

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

Through the Retail Investor business unit, we offer individual investors a multi-channel service delivery model, which includes online, mobile, telephone, and branch capabilities. We provide personalized solutions at competitive prices while giving clients the choice of where, when, and how they do business with us. Financial Consultants (FCs) in Schwab’s branches and regional telephone service centers focus on building and sustaining client relationships. We have the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. We believe that this ability to provide those clients seeking help, guidance, or advice with an individually tailored approach – ranging from occasional consultations, to an ongoing relationship with an FC or participation in one of our advisory solutions, which include referral to an independent RIA in the Schwab Advisor Network®, or for clients of TDA, an RIA in the AdvisorDirect® program – is a competitive strength compared to the more fragmented or limited offerings of other firms.

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

Schwab seeks to educate and assist clients in reaching their financial goals. Educational tools include workshops, webcasts, podcasts, interactive courses, and online information about investing, from which Schwab does not earn revenue. We also introduced virtual events in 2020 to engage with retail and institutional clients amidst an unprecedented climate. Additionally, we provide various online research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers stocks of approximately 4,000 foreign companies. In 2020, we launched Schwab Plan™, a free digital financial plan designed to help investors establish and stay on track toward their personalized retirement goals. Schwab Plan is available to all Schwab clients with no

THE CHARLES SCHWAB CORPORATION

minimum asset requirement, expanding access to retirement planning to the millions of retail investors that Schwab serves. Also in 2020, we launched Schwab Stock Slices™, a service which enables investors to own any of America’s leading companies from the S&P 500® for as little as $5 each, even if their shares cost more. Clients can purchase a single stock slice or up to 10 different stock slices at once, commission-free through our online channels.

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

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, Schwab offers several alternatives. We provide investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios™ and the Windhaven Investment Management® Strategies, or equity securities and ETFs through the ThomasPartners Investment Management® Strategies. During 2020, we completed our acquisition of Wasmer Schroeder, which adds established strategies and new separately managed account offerings to our existing fixed income lineup. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account™ program. Schwab Intelligent Portfolios®, available since 2015, are for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. In late 2016, we introduced a hybrid advisory service, now called Schwab Intelligent Portfolios Premium®, to offer our clients an advisory service which combines unlimited guidance provided by a CERTIFIED FINANCIAL PLANNER™ and our robo-advice technology to make financial and investment planning more accessible to investors. In early 2020, we launched Schwab Intelligent Income®, a low-cost solution designed to offer a simple, modern way to generate income from existing investment portfolios. Finally, clients who want the assistance of an independent professional in managing their financial affairs may be referred to RIAs in the Schwab Advisor Network. These RIAs provide personalized portfolio management, financial planning, and wealth management solutions.

Clients of TD Ameritrade also have access to a suite of programs designed to meet their specific investment advisory needs. Through TDA’s Essential Portfolios, clients are offered a low-cost automated online investment advisory service with access to goal-oriented ETF portfolios. TDA’s Selective Portfolios offers a broader range of goal-oriented portfolios made up of mutual funds and ETFs, through a combination of automated technology and professional insights. TDA’s Personalized Portfolios offers clients tailored portfolios, supported by a team of investment professionals. Finally, TDA’s AdvisorDirect® referral program provides clients with an introduction to an independent RIA that can assist in developing customized investment strategies around their unique goals.

To meet the specific needs of clients who actively trade, Schwab offers integrated web- and software-based trading platforms, real-time market data, options trading, premium stock and futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management and decision support tools, and dedicated personal support. TD Ameritrade offers clients its award-winning thinkorswim® trading platform, education, and tools, which the Company intends to integrate into the Company’s ongoing offerings.

For U.S. clients wishing to invest in foreign equities, we offer a suite of global investing capabilities, including online access to certain foreign equity markets with the ability to trade in their local currencies. In addition, Schwab serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. Schwab provides multi-lingual services to non-English-speaking clients through a combination of its branch offices, web-based and telephonic services.

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

THE CHARLES SCHWAB CORPORATION

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

Lastly, the Mutual Fund Clearing Services business unit provides open-end mutual fund trading, settlement, and related transactional services to banks, brokerage firms, and trust companies, and the Off-Platform Sales business unit offers proprietary mutual funds, ETFs, and collective trust funds (CTFs) outside the Company and not on the Schwab platform. They are included within the Investor Services segment given their leveraging of the products and services offered to individual investors.

Advisor Services

More than thirty years ago, Schwab supported a small group of entrepreneurial advisors who challenged the industry by creating independent firms. Through the Advisor Services segment, Schwab has become one of the largest providers of custodial, trading, banking, and support services to RIAs and their clients. We also provide retirement business services to independent retirement advisors and recordkeepers. Management believes that we can maintain our market position primarily through the efforts of our sales, support, technology, and business consulting service teams, which are dedicated to helping RIAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, we utilize technology to provide RIAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Advisor Services sponsors and hosts a variety of national, regional, local, and virtual events designed to help RIAs of all sizes and complexities identify and implement better ways to expand and efficiently manage their practices.

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

THE CHARLES SCHWAB CORPORATION

For RIAs on the TD Ameritrade Institutional platform, TD Ameritrade’s thinkpipes® trading platform offers a multitude of features, including real-time charting and efficient trading and allocation. The Company intends to integrate thinkpipes into its ongoing offerings. The Company also plans to retain TD Ameritrade Institutional’s customizable portfolio rebalancing solution iRebal® as part of its offering for RIA clients.

The Advisor Services segment also includes the Retirement Business Services and Corporate Brokerage Retirement Services business units. Retirement Business Services provides trust, custody, and retirement business services to independent retirement plan advisors and independent recordkeepers. Retirement plan assets are held at Charles Schwab Trust Bank (Trust Bank). The Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with our investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans.

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

Holding Company and Bank Regulation

CSC is a savings and loan holding company and is regulated, supervised, and examined by the Federal Reserve. CSC’s three depository institution subsidiaries are CSB, CSC’s principal depository institution subsidiary, Charles Schwab Premier Bank, SSB (CSPB), and Trust Bank. On March 20, 2020, CSB and CSPB converted from federal savings associations headquartered in Henderson, Nevada to Texas-chartered savings banks headquartered in Westlake, Texas. Trust Bank is a Nevada-chartered savings bank headquartered in Henderson, Nevada. CSB and CSPB are currently regulated, supervised, and examined by the Federal Reserve, the Texas Department of Savings and Mortgage Lending, the Consumer Financial Protection Bureau (CFPB), and the FDIC. Trust Bank is currently regulated, supervised and examined by the Nevada Financial Institutions Division, CFPB, and the FDIC. CSC, CSB, CSPB, and Trust Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

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

Regulatory Capital and Liquidity Framework

Banking organizations are subject to the regulatory capital rules issued by the Federal Reserve and other U.S. banking regulators, including the Office of the Comptroller of the Currency (OCC) and the FDIC. In addition to minimum risk-based capital requirements, banking organizations must hold additional capital, referred to as buffers, to avoid being subject to limits on capital distributions and discretionary bonus payments to executive officers.

In October 2019, the Federal Reserve, OCC, and FDIC jointly adopted a final rule which became effective on December 31, 2019 (interagency regulatory capital and liquidity rules) that revised the regulatory capital and liquidity requirements for large U.S. banking organizations with $100 billion or more in total consolidated assets. The rules established four risk-based categories for determining the regulatory capital and liquidity requirements applicable to these institutions based on their total assets, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. CSC is subject to the requirements under Category III based on its total consolidated assets of between $250 billion and less than $700 billion and having less than $75 billion in cross-jurisdictional activity. As of December 31, 2020, CSC had total consolidated assets of $549 billion.

THE CHARLES SCHWAB CORPORATION

Capital requirements for Category III banking organizations include the generally applicable risk-based capital and Tier 1 leverage ratio requirements (the “standardized approach” framework), the minimum 3.0% supplementary leverage ratio, the countercyclical capital buffer, which is currently 0%, and for large bank holding companies, the stress capital buffer. As discussed below, starting in 2022, CSC, as a large savings and loan holding company will also become subject to the stress capital buffer requirement. Under the revised capital requirements, Category III organizations are not subject to the “advanced approaches” regulatory capital framework and are permitted to opt out of including accumulated other comprehensive income (AOCI) in their regulatory capital calculations. CSC made this opt out election, and commencing with the first quarter of 2020, now excludes AOCI from its regulatory capital.

As revised by the interagency regulatory capital and liquidity rules, Category III banking organizations with less than $75 billion in average weighted short-term wholesale funding, which includes CSC, and their depository institution subsidiaries with $10 billion or more in total consolidated assets are subject to a reduced liquidity coverage ratio (LCR) rule requiring them to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of their projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. If an institution’s average weighted short-term wholesale funding over the four most recent quarters is $75 billion or more, it will be required to comply with the full LCR rule and hold HQLA in an amount equal to 100% of its projected 30-day net cash outflows and will also be subject to daily (instead of monthly) liquidity reporting. We anticipate that we will exceed the $75 billion threshold as of the quarter ended March 31, 2021, and will become subject to daily liquidity reporting on July 1, 2021, and the full LCR rule on October 1, 2021.

In October 2020, the Federal Reserve, OCC, and FDIC jointly adopted a final net stable funding ratio (NSFR) rule to strengthen the resilience of large bank and savings and loan holding companies by requiring them to maintain a minimum level of stable funding based on the liquidity characteristics of the holding company’s assets, commitments, and derivative exposures over a one-year time horizon. The requirement is expressed as a ratio of a banking entity’s available stable funding (ASF) to its required stable funding (RSF). Category III banking organizations with less than $75 billion in average weighted short-term wholesale funding, which includes CSC, and their depository institution subsidiaries with $10 billion or more in total consolidated assets will be required to maintain ASF in an amount at least equal to 85% of its RSF on an ongoing, daily basis. The final NSFR rule becomes effective on July 1, 2021, and banking entities subject to the rule will be required to publicly disclose their quarterly NSFRs on a semi-annual basis beginning with the first and second quarters of 2023. While we will be subject to the reduced NSFR when the rule goes into effect on July 1, 2021, we anticipate that we will become subject to the full NSFR requirement on October 1, 2021.

Capital Stress Testing

In the final enhanced prudential standards rules adopted concurrently in October 2019 with the interagency regulatory capital and liquidity rules, the Federal Reserve revised the capital stress testing regime applicable to savings and loan holding companies and state-chartered member banks. Under the new Federal Reserve capital stress testing rules, savings and loan holding companies that are Category III banking organizations are required to conduct biennial company-run stress tests in even-numbered years beginning in 2020. In 2020, CSC conducted company-run stress tests, reported the results of its stress testing to the Federal Reserve, and voluntarily published a summary of its stress test results.

In its enhanced prudential standards rules, the Federal Reserve also made Category III savings and loan holding companies subject to an annual supervisory stress testing requirement in which the Federal Reserve conducts its own stress testing analysis to evaluate the ability of a holding company to absorb losses in specified economic and financial conditions over a nine-quarter planning horizon using such analytical techniques as the agency determines are appropriate. This supervisory stress testing requirement will go into effect for CSC beginning with the 2022 stress testing cycle. To implement this requirement, the Federal Reserve also expanded the reporting requirements applicable to savings and loan holding companies commencing in the second quarter of 2020.

In January 2021, the Federal Reserve adopted a new rule making savings and loan holding companies with total consolidated assets of $100 billion or more, including CSC, subject to an annual Comprehensive Capital Analysis and Review (CCAR) process, which requires submission of an annual capital plan to the Federal Reserve. The rule also imposes a stress capital buffer requirement, floored at 2.5 percent of risk-weighted assets, that will replace CSC’s current 2.5 percent capital conservation buffer. The capital plan requirement will become effective for CSC with the 2022 CCAR cycle, and CSC’s initial stress capital buffer requirement will be based on its 2022 CCAR stress testing results.

THE CHARLES SCHWAB CORPORATION

Additional Enhanced Prudential Standards

In addition to the revisions to the capital stress testing regime discussed above, the Federal Reserve’s enhanced prudential standards rules will also extend the applicability of certain additional enhanced prudential standards to large savings and loan holding companies, with the specific requirements tailored based on the same four-category framework utilized in the interagency regulatory capital and liquidity rules. These additional enhanced prudential standards, which have been applicable to large U.S. bank holding companies under section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), include: risk management and risk committee requirements; liquidity risk management, stress testing, and buffer requirements; and single counterparty credit limits. CSC will be required to comply with the new risk management and risk committee requirements, as well as the new liquidity risk-management, stress testing, and buffer requirements commencing on January 1, 2021. The new single counterparty credit limits will go into effect for CSC on January 1, 2022.

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. Under this requirement, CSB has been required to file with the FDIC a periodic resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors. In April 2019, the FDIC imposed a moratorium on resolution plan submissions. More recently, in January 2021, the FDIC announced that it will resume requiring resolution plan submissions for insured depository institutions with total consolidated assets of $100 billion or more. The FDIC also indicated that it would provide at least 12 months’ notice before firms must submit new resolution plans.

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

Brokered Deposits

In December 2020, the FDIC adopted amendments to its brokered deposits rule to establish a new framework for determining whether deposits made through arrangements between third parties and depository institutions constitute brokered deposits and more specifically to clarify the circumstances under which broker-dealers that place deposits with depository institutions through brokerage sweep arrangements such as CS&Co and TDAC will qualify for the “primary purpose exception” from the definition of a deposit broker. Under the new framework, the FDIC establishes a new “25 percent” business relationship designated exception where a broker-dealer or other third party may qualify for the primary purpose exception by filing a notice with the FDIC indicating that less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. The FDIC’s brokered deposit rule amendments becomes effective on April 1, 2021. CSC anticipates that under the new framework funds swept by CS&Co to CSB and Schwab’s other depository institution subsidiaries will continue to qualify for the primary purpose exception, and that funds swept by TDAC under its bank sweep program will become eligible for the primary purpose exception.

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

Broker-Dealer, FCM, FDM, and Investment Advisor Regulation

Our principal broker-dealer subsidiaries, CS&Co, TD Ameritrade, Inc., and TDAC, are each registered as a broker-dealer with the U.S. Securities and Exchange Commission (SEC), the fifty states, the District of Columbia, the U.S. Virgin Islands, and the Commonwealth of Puerto Rico. CS&Co, TD Ameritrade, Inc., CSIM, and certain of our other subsidiaries are registered as investment advisors with the SEC. CS&Co is also registered as an FCM with the Commodity Futures Trading Commission (CFTC), and TD Ameritrade Futures & Forex LLC (TDAFF) is registered as an FCM and FDM with the CFTC.

Much of the regulation of broker-dealers has been delegated to SROs. Our principal broker-dealers are each a member of the Financial Industry Regulatory Authority, Inc. (FINRA) and the Municipal Securities Rulemaking Board (MSRB). In addition, CS&Co is a member of Nasdaq Stock Market, Cboe EDGX and MEMX and TDAC is a member of NYSE Arca, Nasdaq Stock Market, Cboe EDGX and MEMX. In addition to the SEC, the primary regulators of our principal broker-dealers are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is the primary regulator for CS&Co’s and TDAFF’s futures and commodities trading activities and TDAFF’s forex trading activities.

The principal purpose of regulating these entities is the protection of clients and securities markets. The regulations cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties, and the conduct of directors, officers, and employees.

Our principal broker-dealer entities are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. CSC itself is not a registered broker-dealer and it is not subject to the Uniform Net Capital Rule. If CS&Co fails to maintain specified levels of net capital, such failure could constitute a default by CSC of certain debt covenants under its credit agreement.

The Uniform Net Capital Rule prohibits broker-dealers from paying cash dividends, making unsecured advances or loans or repaying subordinated loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

In addition to net capital requirements, as a self-clearing broker-dealer, CS&Co, and as a clearing broker-dealer, TDAC, are subject to cash deposit and collateral requirements with clearing houses, such as the Depository Trust & Clearing Corporation and Options Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.

As a result of our operations in countries outside the U.S., we are also subject to rules and regulations issued by certain foreign authorities, including the Financial Conduct Authority (FCA) in the United Kingdom, the Securities and Futures Commission (SFC) in Hong Kong, and the Monetary Authority of Singapore (MAS) in Singapore.

THE CHARLES SCHWAB CORPORATION

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

Human Capital

We believe that hiring people who share our corporate purpose of helping clients achieve their financial goals is an essential element of executing our ‘Through Clients’ Eyes’ strategy, and we seek to attract, retain, and motivate the talent Schwab needs to successfully serve our clients and grow our business. As of December 31, 2020, Schwab had full-time, part-time, and temporary employees, and persons employed on a contract basis, that represented the equivalent of approximately 32,000 full-time employees.

Schwab offers a compensation package that rewards both employee and company performance. The package encompasses an array of compensation components in addition to base pay including performance-based incentive pay, equity awards, recognition awards, and a range of health and wellness benefits. We also offer benefits and resources designed to help our employees achieve their financial goals, including a 401(k) plan, an employee stock purchase plan, financial planning consultations, and disability and life insurance options. In addition, Schwab offers programs to help with employee career growth including development and leadership programs as well as reimbursement for qualified business-related education and training. We also encourage and empower employees to volunteer in the communities where we live and work, offering paid time off for every employee to volunteer in his or her community.

We know that through workplace diversity, we gain a wider range of perspectives and experiences, which supports our strategy and helps us better serve our clients. We focus on attracting a diversity of talent by maintaining a strong employer brand and expanding where and how we meet prospective employees. We recruit from underrepresented communities through targeted campus recruiting, scholarship programs, and partnerships with professional organizations. We also offer coaching programs for college students from underrepresented communities to help develop career skills and learn about internship and career opportunities at Schwab. For Schwab employees, we support a number of Employee Resource Groups (ERGs) which are employee-driven and provide support, leadership development opportunities, and connection to our diverse marketplace. Our ERGs are made up of employees who share characteristics or life experiences and are committed to enhancing diversity and inclusion at Schwab. Additionally, our leaders are explicitly responsible for creating an environment where all people can do their best work, and for fostering the development of high-performance teams that recognize the value of diverse perspectives, skills and backgrounds. We regularly request feedback from our employees through surveys.

Available Information

Schwab files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC filings are available to the public over the internet on the SEC’s website at https://www.sec.gov.

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website also includes the Dodd-Frank Act stress test results, our regulatory capital disclosures based on Basel III, and our quarterly average LCR.

All such filings are available free of charge either on our website or by request via email (investor.relations@schwab.com), or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

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

General Economic and Market Risks

The challenging economic environment triggered by the coronavirus (COVID-19) pandemic has impacted and will continue to impact our business, results of operations, and financial condition.

The COVID‑19 pandemic has adversely impacted the economic environment, leading to lower interest rates across the curve and heightened volatility in the financial markets. These developments have had, and may continue to have, a negative impact on our net interest revenue, bank deposit account fee revenue, and asset management and administration fees. Additionally, in March 2020, we experienced a significant increase in client cash balances held at our bank and broker-dealer subsidiaries which caused our Tier 1 Leverage Ratio to decline into the buffer we maintain between our long-term operating objective and our regulatory requirement. This will limit our ability to return excess capital to stockholders, including through share repurchases, until the ratio returns to higher levels.

Credit markets have been, and may continue to be, adversely impacted due to both uncertainty regarding the pandemic’s economic impact and the anticipation that high levels of unemployment will have a significant impact on retail credit and commercial real estate forbearances and delinquencies. We have experienced and may continue to experience higher levels of delinquencies on our portfolios of first mortgages and home equity lines of credit. We also have experienced and may in the future experience material market-driven credit spread movements in certain sectors within our portfolio of investment securities, particularly within our investments in corporate credit securities, asset-backed securities, municipal securities, and commercial mortgage-backed securities.

Certain of our client service response and processing times have increased as a result of very high levels of client engagement and our clients have experienced and continue to occasionally experience delays accessing and using our website and mobile applications. Many of our employees and those of our outsourced service providers are working remotely and this has at times contributed to the increase in response and processing times, particularly when we have experienced the temporary loss of services from some of our outsourced service providers. We consider service quality to be an important part of the client experience and our failure to meet client expectations could result in decreased client satisfaction. The COVID-19 pandemic could make the timely achievement of our TD Ameritrade integration milestones more challenging, particularly with regard to technology and systems.

These and other impacts of the COVID‑19 pandemic have had and will likely continue to have the effect of heightening many of the other risks described elsewhere in this “Risk Factors” section. The extent to which the COVID‑19 pandemic, or the emergence of another wide-spread health crisis, impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, including the scope and duration of the outbreak, actions taken by governmental authorities to contain the financial and economic impact and the spread of the outbreak, the effect on our clients, employees, and outsourced service providers, further changes in credit quality and spreads, and reactions in the financial markets.

Developments in the business, economic, and geopolitical environment could negatively impact our business.

Our business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates, and overall investor engagement, and are outside of our control. Deterioration in the housing and credit markets, reduction in interest rates, and decreases in securities valuations negatively impact our results of operations and capital resources.

THE CHARLES SCHWAB CORPORATION
The monetary policies of the Federal Reserve, which regulates the supply of money and credit in the United States, have a significant effect on our operating results. Actions taken by the Federal Reserve, including changes in its target funds rate and balance sheet management, are difficult to predict and can affect our net interest revenue and bank deposit account fees. These policies could also have implications for clients’ allocation to cash; higher or lower client cash balances have an impact on our capital requirements as well as liquidity implications if such changes in allocation are sudden.

A significant change in client cash allocations could negatively impact our income.

We rely heavily on client cash balances to generate revenue. Cash awaiting investment in a portion of our client brokerage accounts is swept to our banking subsidiaries and those bank deposits are then used to extend loans to clients and purchase investment securities. We also sweep a portion of such cash pursuant to the IDA agreement which requires us to maintain a minimum IDA sweep balance. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, could reduce our income.
Significant interest rate changes could affect our profitability.

The direction and level of interest rates are important factors in our earnings. A decline in interest rates may have a negative impact on our net interest revenue and our bank deposit account fee revenue. A low interest rate environment may also have a negative impact on our asset management and administration fee revenues when we have to waive a portion of our management fees for certain Schwab-sponsored money market mutual funds in order to continue providing a positive return to clients. The significant reduction in interest rates related to the COVID-19 pandemic has had, and will continue to have, a negative impact on our revenue related to interest rates and has caused us to waive management fees for certain funds.

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

The announced phase-out of LIBOR could negatively impact our net interest revenue and will continue to require significant operational work.

Certain securities in our investment portfolio and the floating rate loans we offer reference LIBOR as the benchmark rate to determine the applicable interest rate or payment amount. We also use LIBOR in many of our financial models, such as those used for capital stress testing, and to determine the dividend rates for certain of our series of preferred stock which begin to float in 2022 and later. If LIBOR is discontinued as announced, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and there will continue to be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems and financial models. This could result in different financial performance for previously booked transactions and may impact our existing transaction data, products, systems, operations, and pricing processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest revenue. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain securities in our investment portfolio.

Compliance Risks

Extensive regulation of our businesses may subject us to significant penalties or limitations on business activities.

As a participant in the securities, banking, and financial services industries, we are subject to extensive regulation under federal, state, and foreign laws by governmental agencies, supervisory authorities and SROs. The costs and uncertainty related to complying with such regulations continue to increase. These regulations affect our business operations and impose capital, client protection, and market conduct requirements on us as well as restrictions on the activities that we are allowed to conduct. We become subject to increasing regulatory scrutiny as we grow.

Regulators have broad discretion in connection with their supervisory and enforcement activities and examination policies and could prevent us from pursuing our business strategy. Regulators could also limit our ability to grow, including adding assets, launching new products, making acquisitions, and undertaking strategic investments. Our banking regulators could require CSC and/or our banking subsidiaries to hold more capital, increase liquidity, or limit their ability to pay dividends or CSC’s ability to repurchase or redeem shares.

THE CHARLES SCHWAB CORPORATION
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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, standards of conduct with clients, conflicts of interest, and regulatory treatment of deposit accounts, may directly affect our operations and profitability or our specific business lines. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs and could limit our ability to return capital to stockholders. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

Failure to meet capital adequacy and liquidity guidelines could affect our financial condition.

CSC, together with its banking, broker-dealer, and FCM/FDM subsidiaries, must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of our capital and our internal assessment of our capital needs. The Uniform Net Capital Rule limits the ability of our broker-dealer entities to transfer capital to CSC and other affiliates. New regulatory capital, liquidity, capital planning, and stress testing requirements may limit or otherwise restrict how we utilize our capital, including paying dividends, stock repurchases, and redemptions, and may require us to increase our capital and/or liquidity or to limit our growth. Failure by either CSC or its banking subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on us. In addition, failure by CSC or our banking subsidiaries to maintain a sufficient amount of capital to satisfy their capital conservation buffer and countercyclical capital buffer requirements would result in restrictions on our ability to make capital distributions and discretionary cash bonus payments to executive officers. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 Capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets, deleverage or otherwise change our business and/or investment plans, which may adversely affect our financial results. Issuing additional common stock would dilute the ownership of existing stockholders.

In January 2021, the Federal Reserve adopted a final rule, effective with the 2022 CCAR cycle, making large savings and loan holding companies, including CSC, subject to the CCAR process, which requires submission of an annual capital plan. The plan must include a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted. The rule also imposes a stress capital buffer requirement, floored at 2.5 percent of risk-weighted assets, that will replace CSC’s current 2.5 percent capital conservation buffer for our risk-based capital ratios. The stress capital buffer will equal, as a percentage of total risk-weighted assets, the sum of (i) the difference between a firm’s starting common equity Tier 1 capital ratio and the low point under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the firm’s projected four quarters of common stock dividends for the fourth through seventh quarters of the planning horizon to risk-weighted assets as projected under CCAR. The imposition of a stress capital buffer requirement could change the way in which our minimum risk-based capital ratios are calculated and make us subject to progressively more stringent constraints on capital actions if we approach our minimum ratios. This could lead to restrictions on our ability to pay or increase dividends or otherwise return capital to stockholders.

THE CHARLES SCHWAB CORPORATION

If CSC reaches $700 billion in total assets or $75 billion in cross-jurisdictional activity, CSC will become subject to more stringent Category II requirements, including annual stress testing, the advanced approaches framework, and the inability to opt out of including AOCI in regulatory capital calculations. When CSC’s weighted short-term wholesale funding is $75 billion or more over the four most recent quarters, CSC will become subject to the full LCR rule and daily liquidity reporting and the full NSFR rule (which goes into effect July 1, 2021). CSC anticipates exceeding the $75 billion threshold as of March 31, 2021.

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

Litigation and arbitration claims include those brought by our clients and the clients of third party advisors whose assets are custodied with us. Claims from clients of third party advisors may allege losses due to investment decisions made by the third party advisors or the advisors’ misconduct. Litigation claims also include claims from third parties alleging infringement of their intellectual property rights (e.g., patents). Such litigation can require the expenditure of significant company resources. If we were found to have infringed on a third-party patent, or other intellectual property rights, we could incur substantial damages, and in some circumstances could be enjoined from using certain technology, or providing certain products or services.

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

Operational Risk

Security breaches of our systems, or those of our clients or third parties, may subject us to significant liability and damage our reputation.
Our business involves the secure processing, storage, and transmission of confidential information about our clients and us. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers and other external parties, including foreign state actors. Our systems and those of other financial institutions have been and will continue to be the target of cyber attacks, malicious code, computer viruses, ransomware, and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential client information), account takeovers, unavailability of service or other events. Despite our efforts to ensure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means, for example, employee misconduct.

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
Security breaches, including breaches of our security measures or those of our third-party service providers or clients, could result in a violation of applicable privacy and other laws and could subject us to significant liability or loss that may not be

THE CHARLES SCHWAB CORPORATION
covered by insurance, actions by our regulators, damage to our reputation, or a loss of confidence in our security measures which could harm our business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures.

We also face risk related to external fraud involving the misappropriation and use of clients’ user names, passwords or other personal information to gain access to our clients’ financial accounts. This could occur from the compromise of clients’ personal electronic devices or as a result of a data security breach at an unrelated company where clients’ personal information is taken and then made available to fraudsters. Such risk has grown in recent years due to the increased sophistication and activities of organized crime and other external parties, including foreign state-sponsored parties. Losses reimbursed to clients under our guarantee against unauthorized account activity could have a negative impact on our business, financial condition and results of operations.

Technology and operational failures or errors could subject us to losses, litigation, regulatory actions, and reputational damage.

We must process, record and monitor a large number of transactions and our operations are highly dependent on the integrity of our technology systems and our ability to make timely enhancements and additions to our systems. System interruptions, errors or downtime can result from a variety of causes, including changes in client use patterns, technological failure, changes to our systems, linkages with third-party systems and power failures and can have a significant impact on our business and operations. Our systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for asset management, capital planning and management, risk management, stress testing and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, cyber attacks, terrorist attacks, natural disaster, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events. For example, we and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to process and settle client transactions. Moreover, instances of fraud or other misconduct might also negatively impact our reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite our efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of our vendors or other third parties.

While we devote substantial attention and resources to the reliability, capacity and scalability of our systems, extraordinary trading volumes, such as those that have recently occurred, could cause our computer systems to operate at unacceptably slow speeds or even fail, affecting our ability to process client transactions and potentially resulting in some clients’ orders being executed at prices they did not anticipate. For example, certain of our client service response and processing times have increased as a result of very high levels of client engagement and our clients have experienced, and continue to occasionally experience, delays accessing our systems during periods when there is an unusually high volume of client activity. Disruptions in service and slower system response times could result in substantial losses, decreased client satisfaction, reputational damage, and regulatory inquiries. We are also dependent on the integrity and performance of securities exchanges, clearing houses, market makers, dealers, and other intermediaries to which client orders are routed for execution and settlement. System failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices and cancelled orders, cause substantial losses for us and for our clients, and subject us to claims from our clients for damages, and cause reputational harm.

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

THE CHARLES SCHWAB CORPORATION
models and tools, particularly if we fail to detect the errors over an extended period, could subject us to claims of a breach of fiduciary duty and potentially large liabilities for make-whole payments, litigation, and/or regulatory fines.

We rely on outsourced service providers to perform key functions.

We rely on external service providers to perform certain key technology, processing, servicing, and support functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties, natural disasters, public health crises, political developments or for any other reason, and our inability to make alternative arrangements in a timely manner could disrupt our operations, impact our ability to offer certain products and services, and result in financial losses to us. As a result of certain stay at home restrictions related to the COVID -19 pandemic, we temporarily lost the services from some of our outsourced service providers which contributed to increased client service response and processing times. Switching to an alternative service provider may require a transition period and result in less efficient operations.

We rely on financial intermediaries to execute and settle client orders.

We rely on market makers, dealers, securities exchanges, clearing houses, and other financial intermediaries to execute and settle our clients’ orders. The unwillingness or inability of any of these parties to perform their usual functions coupled with the unavailability of alternative arrangements could result in our clients’ orders not getting executed or settled. This may be due to market volatility, uneconomic trading conditions, capacity constraints, financial constraints, system failures, unanticipated trading halts invoked by securities exchanges, market closures, or other reasons. Our inability to get client orders executed or settled because of the unwillingness or inability of these parties to perform their usual functions could result in client dissatisfaction and reputational harm and expose us to client claims for damages.

Liquidity Risk

A significant decrease in our liquidity could negatively affect our business as well as reduce client confidence in us.

Maintaining adequate liquidity is crucial to our business operations, including transaction settlement, custody requirements, and lending commitments, among other liquidity needs. We meet our liquidity needs primarily from working capital and cash generated by client activity as well as external financing. Fluctuations in client cash or deposit balances, as well as market conditions or changes in regulatory treatment of client deposits, may affect our ability to meet our liquidity needs. A reduction in our liquidity position could reduce client confidence in us, which could result in the transfer of client assets and accounts, or could cause us to fail to satisfy our liquidity requirements, including the LCR. In addition, if our broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the subsidiaries’ operations or their ability to upstream funds to CSC, which could reduce CSC’s liquidity and adversely affect its ability to repay debt, pay dividends on CSC’s preferred stock, or return capital to common stockholders. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect our liquidity position include CS&Co and TDAC having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in banking or brokerage client accounts, a dramatic increase in our lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in us resulting in unanticipated withdrawals of client funds. As a member firm of securities and derivatives clearing houses, we are required to deposit cash, stock and/or government securities for margin requirements and to clearing funds. The margin requirements may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility. For example, as a result of recent market volatility the National Securities Clearing Corporation increased margin requirements for member firms and we were required to deposit additional funds. Clearing houses could also require additional funds from member firms if a clearing member defaults on its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits.

When available cash is not sufficient for our liquidity needs, we may seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC, CS&Co, and TDAC maintain committed and uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can

THE CHARLES SCHWAB CORPORATION
be used to sell securities, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

Credit Risk

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

When clients purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, we are subject to the risk that clients may default on their obligations when the value of the securities and cash in their accounts falls below the amount of clients’ indebtedness. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses, especially if there is a lack of liquidity. As a result of our TD Ameritrade acquisition, our margin, options and futures business has materially increased and market liquidity may represent an increased risk.

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

Our bank loans primarily consist of First Mortgages, HELOCs, and PALs. Increases in delinquency and default rates, housing and stock price declines, increases in the unemployment rate, and other economic factors, including from the continuing impact of the COVID-19 pandemic, can result in increases in allowances for credit losses and related credit loss expense, as well as write downs on such loans.

Heightened credit exposures to specific counterparties or instruments can increase our risk of loss. Examples include:

•Large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry;
•Mortgage loans and HELOCs to banking clients which are secured by properties in the same geographic region; and
•Client margins, options or futures, pledged assets, and securities lending activities collateralized by or linked to securities of a single issuer, index, or industry.

We sponsor a number of proprietary money market mutual funds and other proprietary funds. Although we have no obligation to do so, we may decide for competitive or other reasons to provide credit, liquidity or other support to our funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause us to take significant charges, could reduce our liquidity and, in certain situations, could, with respect to proprietary funds other than money market mutual funds, result in us having to consolidate one or more funds in our financial statements. If we choose not to provide credit, liquidity or other support in such a situation, we could suffer reputational damage and its business could be adversely affected.

Risks Related to Our Acquisition of TD Ameritrade

We may fail to realize the anticipated cost savings and other benefits of the TD Ameritrade acquisition, which could adversely affect the value of our stock.

The success of our TD Ameritrade acquisition will depend, in significant part, on our ability to realize the anticipated cost

THE CHARLES SCHWAB CORPORATION
savings and other benefits from integrating the businesses of Schwab and TD Ameritrade. Our ability to realize these anticipated cost savings and other benefits is subject to certain risks. If we are not able to successfully combine the businesses of Schwab and TD Ameritrade within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or at all or may take longer to realize than expected, the combined business may not perform as expected and the value of our common stock may be adversely affected.

It is possible that the integration process could result in the loss of key Schwab or TD Ameritrade employees, the loss of clients, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

Most of the integration planning and execution work is currently being done remotely due to the COVID-19 pandemic. The inability to work in-person and on-site with information technology and management oversight could make some of the integration work more challenging, particularly with regard to technology. We will need to hire a significant number of technology personnel and contract staff and rely on a number of critical technology vendors in order to complete the integration work relating to technology platforms and systems within the target timeframe. In addition, we may experience delays in acquiring the technology and infrastructure components needed for the integration due to pandemic-related supply chain disruptions. We also have been experiencing high levels of trading volume which, if sustained, may require us to increase the capacity in our integration technology build-outs. In addition, at times the attention of certain members of our management and other resources may be diverted from integration work to critical day-to-day business operations. We may also encounter challenges integrating TD Ameritrade technologies into Schwab platforms. Any of these factors could make timely achievement of integration milestones more challenging, particularly with regard to technology and systems.

We will continue to incur significant integration costs in connection with the TD Ameritrade acquisition.

We will continue to incur significant non-recurring costs related to formulating and implementing integration plans with respect to combining the operations of Schwab and TD Ameritrade, including technology-related, workforce and facilities consolidation costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the integration of the two companies’ businesses.

We may have difficulty attracting, motivating and retaining executives and other employees following completion of the acquisition.

Uncertainty about the effect of the acquisition on Schwab and TD Ameritrade employees may impair our ability to attract, retain and motivate personnel. Employee retention may be particularly challenging during the integration process, as employees of Schwab and TD Ameritrade may experience uncertainty about their future roles with the combined business. If employees of Schwab or TD Ameritrade depart, the integration of the companies may be more difficult and the combined business may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Schwab or TD Ameritrade, and our ability to realize the anticipated benefits of the acquisition may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into Schwab.

The TD Ameritrade acquisition may not be accretive to our earnings per share, which may negatively affect the market price of our common stock.

Based on the anticipated synergies between Schwab and TD Ameritrade, we expect the acquisition to be accretive to our earnings per share in the third year following completion of the merger. However, future events and conditions could reduce or delay the accretion that is currently projected or result in the acquisition being dilutive to our earnings per share, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the acquisition. Any dilution of, reduction in, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.
Other Business Risks

Potential strategic transactions could have a negative impact on our financial position.

We evaluate potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on our financial position, results of operations, or cash flows. The process of

THE CHARLES SCHWAB CORPORATION
evaluating, negotiating, effecting, and integrating any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. The integration process could result in the disruption of ongoing businesses or changes to inconsistent standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, employees, outsourced service providers and vendors. In addition, an acquisition may cause us to assume liabilities or become subject to litigation or regulatory proceedings or require the amortization of a large amount of acquired intangible assets. Further, we may not realize the anticipated benefits from an acquisition in a timely manner or at all (including without limitation the recent acquisition of TD Ameritrade), and any future acquisition could be dilutive to our current stockholders’ percentage ownership or to earnings per common share (EPS).

Our acquisitions and dispositions are typically subject to closing conditions, including regulatory approvals and the absence of material adverse changes in the business, operations or financial condition of the entity or part of an entity being acquired or sold. To the extent we enter into an agreement to buy or sell an entity or part of an entity, there can be no guarantee that the transaction will close when expected, or at all. If a material transaction does not close, our stock price could decline.

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

We need to hire a significant number of technology personnel and contract staff to complete the TD Ameritrade integration work within the target timeframe. Demand for skilled technology professionals is high and we may experience delays in hiring the appropriate skilled resources.

Our stock price has fluctuated historically, and may continue to fluctuate.

Our stock price can be volatile. Among the factors that may affect the volatility of our stock price are the following:

•Our exposure to changes in interest rates;
•Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, expense discipline, strategic transactions, or progress on achieving the expected benefits from our TD Ameritrade acquisition;
•The announcement of new products, services, acquisitions, or dispositions by us or our competitors;
•Increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results; and
•Sales of a substantial number of shares of our common stock by large stockholders.

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

Our ongoing relationships with TD Bank and its affiliates could have a negative impact on us.

Although our acquisition of TD Ameritrade was structured such that completion of the merger would not result in CSC either (i) being deemed to be “controlled” by TD Bank (as that term is interpreted by the Federal Reserve under the BHC Act or HOLA) or (ii) being deemed to be in “control” of any of TD Bank’s depository institutions, changes in circumstances could trigger presumptions of control under the Federal Reserve’s regulations. This could occur if TD Bank and its affiliates own more than 9.9% of Schwab common stock, as interpreted in accordance with the applicable rules of the Federal Reserve. While the Stockholder Agreement between CSC and TD Bank prohibits TD Bank and its affiliates from exceeding the 9.9% threshold, it could happen unintentionally. This presumption of control could also be triggered if the revenue generated to either us or to any of the TD Bank depository institutions exceeds a certain percentage. The Stockholder Agreement contains provisions to address such situations.

Under the IDA agreement, we are not permitted to reduce the deposit balances swept to the TD Depository Institutions until June 30, 2021 and thereafter only by a set amount during each 12-month period, subject to certain limitations including only moving IDA balances designated as floating-rate obligations and maintaining a minimum IDA sweep balance through 2031. The bank deposit account fee revenue that we earn related to the IDA agreement may be less than the net interest revenue that we could have earned if the deposit balances were swept to our banking subsidiaries rather than the TD Depository Institutions. When we are permitted to reduce the IDA balances, we can only move the balances to our banking subsidiaries if we have sufficient capital. In addition, in a low rate environment it is possible that the sweep arrangement fee computation could result in a negative amount that we would be required to pay the TD Depository Institutions, resulting in us having an expense rather than revenue.

Item 1B.     Unresolved Staff Comments

None.

THE CHARLES SCHWAB CORPORATION

Item 2.     Properties

As part of our real estate energy management program, Schwab incorporates sustainable practices and procedures to guide our facilities’ design, materials, and building technologies. A summary of Schwab’s significant locations is presented in the following table.

December 31, 2020	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
Westlake, TX (1)	318	542
San Francisco, CA (1)	417	—
Service and other office space:
Denver, CO	—	767
Phoenix, AZ	28	728
Omaha, NE	119	578
Austin, TX	—	561
Southlake, TX	45	375
Jersey City, NJ	394	—
St. Louis, MO	—	324
Chicago, IL	237	—
Indianapolis, IN	—	161
Orlando, FL	159	—
Richfield, OH	—	117
San Diego, CA	111	—
El Paso, TX	—	105
(1) Effective January 1, 2021, CSC changed the designation of its corporate headquarters from San Francisco, California to Westlake, Texas.

The square footage amounts presented in the table above are net of space that has been subleased to third parties. Our corporate headquarters, data centers, offices, and service centers support both of our segments.

The Company’s acquisition of TD Ameritrade expanded the Company’s branch footprint. As of December 31, 2020, the Company had over 400 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore. Substantially all branch offices are located in leased premises.

Item 3.     Legal Proceedings

For a discussion of legal proceedings, see Item 8 – Note 15.

Item 4.     Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 29, 2021, was 5,679. The closing market price per share on that date was $51.54.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Standard & Poor’s 500 Index, and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2015	2016	2017	2018	2019	2020
The Charles Schwab Corporation	$100	$121	$159	$129	$151	$171
Standard & Poor’s 500 Index	$100	$112	$136	$130	$171	$203
Dow Jones U.S. Investment Services Index	$100	$127	$158	$139	$173	$204

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 8 – Note 21 and Part III – Item 12.

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2020 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
October:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	111	$38.62	N/A	N/A
November:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	704	$41.89	N/A	N/A
December:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	273	$49.85	N/A	N/A
Total:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	1,088	$43.55	N/A	N/A
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
N/A Not applicable.

Recent Sales of Unregistered Securities

TD Bank exercised a right to exchange 1,786,640 shares of CSC common stock for an equal number of shares of CSC nonvoting common stock. The shares of CSC nonvoting common stock issued in exchange were issued in reliance on Section 3(a)(9) of the Securities Act on October 19, 2020.

THE CHARLES SCHWAB CORPORATION

Item 6.     Selected Financial Data

Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, or as Noted)
	Growth Rates
	Compounded 4-Year 2016-2020 (1)	Annual 1-Year 2019-2020	2020 (2)	2019	2018	2017	2016
Results of Operations
Total net revenues	12%	9%	$11,691	$10,721	$10,132	$8,618	$7,478
Expenses excluding interest	13%	26%	$7,391	$5,873	$5,570	$4,968	$4,485
Net income	15%	(11)%	$3,299	$3,704	$3,507	$2,354	$1,889
Net income available to common stockholders	15%	(14)%	$3,043	$3,526	$3,329	$2,180	$1,746
Earnings per common share:
Basic	13%	(21)%	$2.13	$2.69	$2.47	$1.63	$1.32
Diluted	13%	(21)%	$2.12	$2.67	$2.45	$1.61	$1.31
Dividends declared per common share	28%	6%	$.72	$.68	$.46	$.32	$.27
Weighted-average common shares outstanding:
Basic	2%	9%	1,429	1,311	1,348	1,339	1,324
Diluted	2%	9%	1,435	1,320	1,361	1,353	1,334
Net interest revenue as a percentage of total net revenues			52%	61%	57%	50%	44%
Asset management and administration fees as a percentage of total net revenues			30%	30%	32%	39%	41%
Trading revenue as a percentage of total net revenues (3)			12%	7%	9%	9%	12%
Effective income tax rate			23.3%	23.6%	23.1%	35.5%	36.9%
Performance Measures
Total net revenues growth			9%	6%	18%	15%	17%
Pre-tax profit margin			36.8%	45.2%	45.0%	42.4%	40.0%
Return on average common stockholders’ equity			9%	19%	19%	15%	14%
Financial Condition (at year end)
Total assets	25%	87%	$549,009	$294,005	$296,482	$243,274	$223,383
Short-term borrowings	—	—	—	—	—	$15,000	—
Long-term debt	48%	83%	$13,632	$7,430	$6,878	$4,753	$2,876
Preferred stock	29%	177%	$7,733	$2,793	$2,793	$2,793	$2,783
Total stockholders’ equity	36%	158%	$56,060	$21,745	$20,670	$18,525	$16,421
Assets to stockholders’ equity ratio			10	14	14	13	14
Debt to total capital ratio (4)			20%	25%	25%	52%	15%
Employee Information
Full-time equivalent employees (at year end, in thousands)	19%	62%	32.0	19.7	19.5	17.6	16.2
(1) The Compounded 4-year growth rate is computed using the formula: Compound annual growth rate = (Ending Value / Beginning Value) .25 – 1.
(2) Effective October 6, 2020, CSC acquired TD Ameritrade. As a result, TD Ameritrade has been included in our consolidated results of operations and financial condition starting on the acquisition date. Refer to Item 8 – Note 3 for further information regarding the acquisition of TD Ameritrade.
(3) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified in the statements of income to reflect this change, and prior period percentages presented in this table have been recalculated.
(4) The Debt to total capital ratio is computed using the formula: Total Debt (short and long-term) / (Total Debt + Stockholders’ Equity).

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
•Expected benefits from the TD Ameritrade and other recently completed acquisitions; and expected timing for the TD Ameritrade integration (see Business and Asset Acquisitions in Part I, Item 1; Overview – Business and Asset Acquisitions in Part II, Item 7; Business Acquisitions in Part II, Item 8 – Note 3; and Exit and Other Related Liabilities in Note 16);
•The migration of IDA balances to our balance sheet (see Business and Asset Acquisitions – Acquisition of TD Ameritrade in Part I, Item 1; Capital Management – Regulatory Capital Requirements in Part II, Item 7; and Commitments and Contingencies in Part II, Item 8 – Note 15);
•The impact of legal proceedings and regulatory matters (see Legal Proceedings in Part I, Item 3; and Commitments and Contingencies in Part II, Item 8 – Note 15);
•Advancing strategic goals to drive scale, monetization and segmentation (see Overview in Part II, Item 7);
•Cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview – Business and Asset Acquisitions in Part II, Item 7; Results of Operations – Total Expenses Excluding Interest; and Exit and Other Related Liabilities in Part II, Item 8 – Note 16);
•The adjustment of rates paid on client-related liabilities; net interest margin compression and net interest revenue; and money market fund fee waivers (see Results of Operations – Net Interest Revenue and Asset Management and Administration Fees in Part II, Item 7);
•Capital expenditures; and increased spending to improve service levels and support growth (see Results of Operations – Total Expenses Excluding Interest in Part II, Item 7);
•The phase-out of the use of LIBOR (see Risk Management – Expected Phase-out of LIBOR in Part II, Item 7);
•Sources of liquidity, capital, and level of dividends; and Tier 1 Leverage Ratio operating objective (see Liquidity Risk, Capital Management, Regulatory Capital Requirements, and Dividends in Part II, Item 7);
•The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Part II, Item 8 – Note 2); and
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Part II, Item 8 – Note 15 and Financial Instruments Subject to Off-Balance Sheet Credit Risk – Client Trade Settlement in Note 17).

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
•Client sensitivity to rates;
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
•Our ability to support client activity levels;
•The risk that expected cost synergies and other benefits from the TD Ameritrade and other recent acquisitions may not be fully realized or may take longer to realize than expected;
•The ability to successfully implement integration strategies and plans relating to TD Ameritrade;
•The timing of integration-related and other technology projects;
•Real estate and workforce decisions;
•Migrations of BDA balances;
•Prepayment levels for mortgage-backed securities;
•Client cash allocations;
•LIBOR trends;
•Adverse developments in litigation or regulatory matters and any related charges;
•Potential breaches of contractual terms for which we have indemnification and guarantee obligations; and
•Client activity, including daily average trades; margin balances; and balance sheet cash.

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

Bank deposit account balances (BDA balances): Clients’ uninvested cash balances held off-balance sheet in deposit accounts at unconsolidated third-party financial institutions, pursuant to the IDA agreement and agreements with other third-party financial institutions. Average BDA balances represent the daily average balance for the reporting period.

Basel III: Global regulatory standards on bank capital adequacy and liquidity issued by the Basel Committee on Banking Supervision.

Basis point: One basis point equals 1/100th of 1%, or 0.01%.

Client assets: The market value, as of the end of the reporting period, of all client assets in our custody, BDA balances, and proprietary products, which includes both cash and securities. Average client assets are the daily average client asset balance for the reporting period.

Client cash as a percentage of client assets: Calculated as the value, at the end of the reporting period, of all money market fund balances, bank deposits, Schwab One® balances, BDA balances, and certain cash equivalents divided by client assets.

Common Equity Tier 1 (CET1) Capital: The sum of common stock and related surplus net of treasury stock, retained earnings, AOCI, and qualifying minority interests, less applicable regulatory adjustments and deductions. As permitted by the interagency regulatory capital and liquidity rules adopted in October 2019, CSC, as a Category III banking organization, made an election to exclude AOCI from CET1 capital, beginning January 1, 2020.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act): Regulatory reform legislation containing numerous provisions which expanded prudential regulation of large financial services companies.

Duration: Duration is typically used to measure the expected change in value of a financial instrument for a 1% change in interest rates, expressed in years.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Final Regulatory Capital Rules: Refers to the regulatory capital rules issued by U.S. banking agencies which implemented Basel III and relevant provisions of Dodd-Frank Act, which apply to savings and loan holding companies, as well as federal savings banks.

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

Insured Deposit Account (IDA) Agreement: The IDA agreement with the TD Depository Institutions.

Interest-bearing liabilities: Primarily includes bank deposits, payables to brokerage clients, short-term borrowings, and long-term debt on which Schwab pays interest.

Interest-earning assets: Primarily includes cash and cash equivalents, cash and investments segregated, receivables from brokerage clients, investment securities, and bank loans on which Schwab earns interest.

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

Margin loans: Money borrowed against the value of certain stocks, bonds, and mutual funds in a client portfolio. The borrowed money can be used to purchase additional securities or to meet short-term financial needs.

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

Net Stable Funding Ratio (NSFR): The ratio of the amount of available stable funding relative to the amount of required stable funding.

New brokerage accounts: All brokerage accounts opened during the period, as well as any accounts added via acquisition.

Nonperforming assets: The total of nonaccrual loans and other real estate owned.

Order flow revenue: Net compensation received from markets and firms to which our broker-dealer subsidiaries send equity and options orders. The amount reflects rebates received for certain types of orders, less fees paid for orders where exchange fees or other charges apply.

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

Tier 1 Leverage Ratio: End-of-period Tier 1 Capital divided by adjusted average total consolidated assets for the period.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW

Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. We believe that metrics relating to net new and total client assets, as well as client cash levels and utilization of advisory services, offer perspective on our business momentum and client engagement. Data on new and total client brokerage accounts provides additional perspective on our ability to attract and retain new business. Total net revenue growth, pre-tax profit margin, EPS, return on average common stockholders’ equity, and the Consolidated Tier 1 Leverage Ratio provide broad indicators of Schwab’s overall financial health, operating efficiency, and ability to generate acceptable returns. Total expenses excluding interest as a percentage of average client assets is a measure of operating efficiency.

Our consolidated financial statements include the results of operations and financial condition of TD Ameritrade beginning on October 6, 2020, as discussed below. Results for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Growth Rate 1-Year 2019-2020	2020	2019	2018
Client Metrics
Net new client assets (in billions) (1)	N/M	$1,952.5	$222.8	$133.9
Core net new client assets (in billions)	33%	$281.9	$211.7	$227.8
Client assets (in billions, at year end)	66%	$6,691.7	$4,038.8	$3,252.2
Average client assets (in billions)	24%	$4,579.0	$3,682.0	$3,409.6
New brokerage accounts (in thousands) (2)	N/M	18,627	1,568	1,576
Active brokerage accounts (in thousands, at year end)	140%	29,629	12,333	11,593
Assets receiving ongoing advisory services (in billions, at year end)	57%	$3,300.1	$2,106.8	$1,708.5
Client cash as a percentage of client assets (at year end)		12.3%	11.3%	12.8%
Company Financial Metrics
Total net revenues	9%	$11,691	$10,721	$10,132
Total expenses excluding interest	26%	7,391	5,873	5,570
Income before taxes on income	(11)%	4,300	4,848	4,562
Taxes on income	(13)%	1,001	1,144	1,055
Net income	(11)%	$3,299	$3,704	$3,507
Preferred stock dividends and other	44%	256	178	178
Net income available to common stockholders	(14)%	$3,043	$3,526	$3,329
Earnings per common share — diluted	(21)%	$2.12	$2.67	$2.45
Net revenue growth from prior year		9%	6%	18%
Pre-tax profit margin		36.8%	45.2%	45.0%
Return on average common stockholders’ equity		9%	19%	19%
Expenses excluding interest as a percentage of average client assets		0.16%	0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at year end)		6.3%	7.3%	7.1%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)		$6,759	$5,820	$5,541
Adjusted diluted EPS		$2.45	$2.70	$2.46
Return on tangible common equity		15%	21%	21%
(1) 2020 includes inflows of $1.6 trillion related to the acquisition of TD Ameritrade, $79.9 billion related to the acquisition of the assets of USAA-IMCO, $8.5 billion related to the acquisition of Wasmer Schroeder, and an inflow of $10.9 billion from a mutual fund clearing services client. 2019 includes inflows of $11.1 billion from certain mutual fund clearing services clients. 2018 includes outflows of $93.9 billion from certain mutual fund clearing services clients.
(2) 2020 includes 14.5 million new brokerage accounts related to the acquisition of TD Ameritrade and 1.1 million new brokerage accounts related to the acquisition of assets from USAA-IMCO.
(3) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2020 Compared to 2019

Throughout the extraordinary macroeconomic environment that persisted during 2020, Schwab continued to execute on key strategic initiatives, and produced solid financial results. The impact of COVID-19, along with social and political turmoil, created an unprecedented combination of personal and macroeconomic challenges for our clients, employees, and stockholders. While working through these challenges, we progressed in advancing the Company’s strategic goals to drive scale, monetization, and segmentation in ways that benefit our clients. Among the Company’s key accomplishments in 2020 were the successful completion of the acquisition of TD Ameritrade and three other strategic acquisitions, as discussed below.

The COVID-19 pandemic’s rapid escalation in early 2020 was accompanied by volatile equity markets and the Federal Reserve’s further easing of monetary policy. As the year progressed, government aid packages and vaccine developments helped settle the markets, with the S&P 500® erasing its pandemic-related losses to finish up 16% for the year. Throughout 2020, client engagement with the financial markets greatly increased over the prior year, as client trading activity reached record levels. Core net new assets totaled $281.9 billion in 2020, representing our third consecutive year of over $200 billion. Total client assets reached $6.69 trillion spread across 29.6 million brokerage accounts, up 66% and 140%, respectively, from year-end 2019.

Against this backdrop, Schwab’s net income totaled $3.3 billion, down $405 million, or 11% from 2019, while the Company produced diluted EPS of $2.12, representing a decrease of 21% relative to 2019. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, amounted to $2.45 in 2020, down 9% from $2.70 in 2019.

Total net revenues reached $11.7 billion for the year, increasing 9% from 2019. During March 2020, the Federal Reserve acted to support the economy by cutting the Fed Funds rate from 1.75% to near zero and announcing significant asset purchase programs. Mortgage refinancing activity subsequently accelerated, and our net interest margin was impacted by both significantly lower interest rates and increased prepayments of mortgage-backed securities held in our investment portfolio. Strong growth in interest-earning assets via client inflows and allocation decisions, as well as our acquisitions of TD Ameritrade and assets of USAA-IMCO, helped limit the decrease in net interest revenue to 6%, resulting in a full-year 2020 total of $6.1 billion.

Growing balances in advisory solutions and a rebound in equity markets in 2020 helped drive an 8% increase in asset management and administration fees, which totaled $3.5 billion in 2020. Record client trading activity and the addition of TD Ameritrade in the fourth quarter contributed to an 88% increase in trading revenue, which reached $1.4 billion for the year, more than offsetting a full-year impact of the commission reductions implemented in the fourth quarter of 2019. With the TD Ameritrade acquisition, our fourth quarter 2020 results included bank deposit account fee revenue for the first time, which totaled $355 million for the period from October 6, through December 31, 2020.

Total expenses excluding interest increased 26% in 2020 to $7.4 billion, which included significant costs related to our acquisitions. With the completion of four acquisitions during the year, acquisition and integration-related costs totaled $442 million in 2020, representing a significant increase from the $26 million incurred in 2019. Amortization of acquired intangible assets also increased, totaling $190 million in 2020 compared with $27 million in 2019. Exclusive of these items (1), adjusted total expenses increased 16% from 2019. Return on average common stockholders’ equity was 9% in 2020, down from 19% in 2019. Return on tangible common equity (1) (ROTCE) was 15% in 2020, down from 21% in 2019. The 2020 decreases in both return on average common stockholders’ equity and ROTCE are due to lower net income as well as significantly higher balances of common equity due to the TDA acquisition and higher AOCI in 2020, driven by unrealized gains in our AFS investment portfolio.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Throughout 2020, the Company maintained its disciplined approach to capital management, helping sustain significant balance sheet growth. Schwab’s consolidated total assets ended 2020 at $549 billion, representing growth of $255 billion, or 87%, from year-end 2019, reflecting both our organic growth as well as the acquisitions of TD Ameritrade and the assets of USAA-IMCO. Through offerings in April and December, the Company issued preferred stock totaling approximately $5 billion in 2020, bringing total preferred stock to approximately $7.7 billion, or approximately 25% of Tier 1 Capital at December 31, 2020. The Company’s Tier 1 Leverage Ratio was 6.3% at December 31, 2020.

Business and Asset Acquisitions

TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries; and futures and foreign exchange trade execution services through its FCM and FDM subsidiary. At the time of closing, TD Ameritrade had approximately $1.6 trillion in client assets and approximately 14.5 million brokerage accounts. In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and 77 million shares of nonvoting common stock. Upon completion of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. See Item 8 – Note 3 for more information.

For the period of October 6, through December 31, 2020, total net revenues and total expenses excluding interest attributable to TD Ameritrade were approximately $1.7 billion and $943 million, respectively. TD Ameritrade’s primary sources of revenues include trading revenue, bank deposit account fees, net interest revenue, and asset management and administration fees. Bank deposit account fee revenue is primarily earned through the Company’s IDA agreement. TD Ameritrade’s assets and liabilities have been revalued and recorded at their provisional estimated fair value as of the date of acquisition.

The integration of TD Ameritrade’s operations is expected to occur over 18 to 36 months from the date of acquisition, and the Company expects to continue to incur significant acquisition and integration-related costs and integration-related capital expenditures throughout the integration process. Such costs have included and are expected to continue to include professional fees, such as legal, advisory, and accounting fees, and compensation and benefits expenses for employees and contractors involved in the integration work, costs for technology enhancements, as well as exit and other related costs incurred to attain anticipated synergies. Such costs include employee compensation and benefits, including severance pay, other termination benefits and retention costs, as well as costs related to facility closures, including accelerated depreciation or impairments of assets in those locations.

The Company currently estimates that total acquisition and integration-related costs and capital expenditures related to the integration of TD Ameritrade will be approximately $1.6 billion. The Company is in the early stages of integration, and our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs are subject to change based on a number of factors, including the expected duration and complexity of the integration process and the heightened uncertainty of the current economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, as well as increased real estate-related exit cost variability due to effects of the COVID-19 pandemic.

Acquisition and integration-related costs, which includes related exit costs, for all of our acquisitions completed in 2020 totaled $442 million, and the Company expects to incur a roughly consistent amount in 2021 related primarily to continued work on the integration of TD Ameritrade. While inclusion of TD Ameritrade’s operating costs and continued acquisition and integration-related costs will increase the Company’s total expenses excluding interest in 2021 and going forward, we expect to realize cost synergies through integration. Over the course of the integration, we expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, with one-quarter to one-third on an annualized run-rate basis expected by the end of the first year following acquisition. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. See also Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 8 – Notes 3 and 16.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Assets of USAA-IMCO

On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash. Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition has added scale to the Company’s operations through the addition of 1.1 million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement. See Item 8 – Note 3 for more information on the USAA-IMCO acquisition.

Other

During the second quarter of 2020 the Company completed its acquisition of technology and intellectual property of Motif, a financial technology company. The Motif assets help us build on our existing capabilities and help accelerate our development of thematic and direct index investing for Schwab’s retail investors and RIA clients. On July 1, 2020, the Company completed its acquisition of Wasmer Schroeder, which adds established strategies and new separately managed account offerings to our existing fixed income lineup.

2019 Compared to 2018

Schwab delivered solid financial results in 2019 while taking significant steps to further enhance our offer to clients and help position the Company to build value for our stakeholders over the long-term. Throughout 2019, investor sentiment reflected a complex market environment that included global trade negotiations and an uncertain domestic economic outlook. The Federal Reserve ended up cutting the federal funds target interest rate three times in 2019, in a reversal of the increases seen in 2018. At the same time, stocks continued to rise, with the S&P 500® increasing 29% during 2019. Core net new assets totaled $211.7 billion for 2019, representing an organic growth rate of 7% and our second consecutive year over $200 billion. Clients opened 1.6 million new brokerage accounts in 2019, while active brokerage accounts grew 6% to 12.3 million. Our success in asset gathering combined with strong market returns drove total client assets to reach $4.04 trillion at December 31, 2019, closing the year up 24%.

Company actions to benefit clients and build long-term value during 2019 included the elimination of online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options, which became effective October 7, 2019. The Company also announced two significant acquisitions during 2019. In July 2019, the Company agreed to acquire assets of USAA-IMCO and agreed to enter into a long-term referral agreement. In late November 2019, we entered into a definitive agreement to acquire TD Ameritrade.

Against the backdrop of the more challenging than expected macroeconomic environment and our own pricing decisions, Schwab’s net income totaled $3.7 billion in 2019, an increase of $197 million, or 6%. Diluted EPS grew to $2.67, representing an increase of 9% from 2018.

Total net revenues reached $10.7 billion, up 6% in 2019. Net interest revenue increased 12% in 2019 to $6.5 billion, driven by higher average investment yields and also by an increase in client cash balances held at our bank and broker-dealer subsidiaries. While trading revenue declined 17% to $752 million due to our pricing actions, asset management and administration fees remained essentially flat with 2018 at $3.2 billion, decreasing 1%. Growing enrollment in advice solutions, along with rising balances in other third-party mutual funds, helped to largely offset declines in Mutual Fund OneSource® and lower sweep money market fund revenue due to transfers of sweep money market funds to our balance sheet in 2018 and early 2019.

Total expenses excluding interest increased 5% in 2019 to $5.9 billion, which included $62 million in severance charges associated with a 3% reduction in our workforce and $25 million in costs relating to the announced acquisitions of assets of USAA-IMCO and TD Ameritrade. The Company’s focus on driving efficiency while managing spending in a disciplined manner helped us maintain a ratio of expenses to client assets of 16 bps for 2019. Balancing long-term profitability with reinvesting for growth, we achieved a 45.2% pre-tax profit margin and a 19% return on equity in 2019, representing our second consecutive year of at least 45% and 19%, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Disciplined balance sheet management remained core to our strategy as we continued to support business growth and meaningful capital returns across a range of conditions. In early 2019, the Board of Directors raised the quarterly cash dividend 31% to $0.17 per share and authorized the repurchase of up to $4.0 billion of common stock; during 2019 we repurchased 55 million shares for $2.2 billion under this authorization. As of December 31, 2019, our balance sheet assets were $294 billion, down 1% from December 31, 2018; our Tier 1 Leverage Ratio was 7.3% at year-end 2019.

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues of $11.7 billion and $10.7 billion for the years ended December 31, 2020 and 2019, respectively, represented growth of 9% and 6% from the prior periods. The 2020 increase was due to our acquisition of TD Ameritrade, which contributed approximately $1.7 billion of total net revenues from October 6, through December 31, 2020. Total net revenues increased in 2019 primarily due to growth in net interest revenue.

Year Ended December 31,		2020		2019		2018
	Growth Rate 2019-2020	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(14)%	$6,531	56%	$7,580	71%	$6,680	66%
Interest expense	(61)%	(418)	(4)%	(1,064)	(10)%	(857)	(9)%
Net interest revenue	(6)%	6,113	52%	6,516	61%	5,823	57%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs) (1)	1%	1,770	15%	1,747	16%	1,837	18%
Advice solutions	20%	1,443	12%	1,198	11%	1,139	11%
Other (1)	(2)%	262	3%	266	3%	253	3%
Asset management and administration fees	8%	3,475	30%	3,211	30%	3,229	32%
Trading revenue
Commissions	35%	739	6%	549	5%	685	7%
Order flow revenue (2)	N/M	621	6%	135	1%	139	1%
Principal transactions	(18)%	56	—	68	1%	78	1%
Trading revenue (2)	88%	1,416	12%	752	7%	902	9%
Bank deposit account fees	N/M	355	3%	—	—	—	—
Other (2)	37%	332	3%	242	2%	178	2%
Total net revenues	9%	$11,691	100%	$10,721	100%	$10,132	100%
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior periods have been recast to reflect this change.
(2) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Fees earned and expenses incurred on securities lending and borrowing activities are conducted by our broker-dealer subsidiaries using assets held in client brokerage accounts.

Schwab’s interest-bearing liabilities include bank deposits, payables to brokerage clients, short-term borrowings (e.g., Federal Home Loan Bank (FHLB) advances, commercial paper), and long-term debt. Non-interest-bearing funding sources include stockholders’ equity, certain client cash balances, and other miscellaneous liabilities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Schwab deploys the funds from these sources into the assets outlined above. We do not use short-term, wholesale borrowings to support our long-term investment activity, but may use such funding, including FHLB advances or commercial paper, for short-term liquidity purposes or to provide temporary funding (e.g., for investment purchases) ahead of anticipated balance sheet deposit growth.

In order to keep interest-rate sensitivity within established limits, management actively monitors and adjusts interest-rate sensitivity through changes in the balance sheet, primarily by adjusting the composition of our banking subsidiaries’ investment portfolios. As Schwab builds its client base, we attract new client sweep cash, which is a primary driver of funding balance sheet growth.

Late in the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate from 1.75% to near zero; on the longer-end of the curve, the 10-year Treasury rate declined by over 120 basis points. Lower interest rates across maturities persisted from the end of the first quarter through the end of 2020, while credit spreads also compressed. Moreover, changes in the economic environment throughout 2020 resulting from the COVID-19 pandemic drove significantly higher levels of client cash sweep balances. As these balances rapidly accumulated in the first quarter of 2020, the Company initially placed a substantial amount in excess reserves held at the Federal Reserve, and subsequently deployed a significant amount of this cash build-up throughout 2020. AFS securities purchases in 2020 totaled $202.2 billion. These purchases were made at rates below the average yield on the existing AFS portfolio due to the current low interest rate environment.

Schwab’s acquisition of TD Ameritrade, effective October 6, 2020, provides additional interest-earning assets and liabilities. For Schwab’s 2020 full-year averages, TD Ameritrade contributed approximately $12.0 billion of average interest-earning assets and $9.6 billion of average interest-bearing liabilities. TD Ameritrade’s interest-earning assets consist primarily of receivables from brokerage clients, cash and investments segregated, cash and cash equivalents, and AFS securities. TD Ameritrade’s interest-bearing liabilities consist primarily of payables to brokerage clients and long-term debt. See Item 8 – Note 3 for additional information on the TD Ameritrade acquisition including the provisional fair values of assets acquired and liabilities assumed.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2020			2019			2018
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$39,052	$120	0.30%	$23,512	$518	2.17%	$17,783	$348	1.93%
Cash and investments segregated	34,100	141	0.41%	15,694	345	2.17%	11,461	206	1.78%
Receivables from brokerage clients	28,058	848	2.97%	19,270	821	4.20%	19,870	830	4.12%
Available for sale securities (1,2)	253,555	4,537	1.78%	58,181	1,560	2.67%	54,542	1,241	2.26%
Held to maturity securities (2)	—	—	—	134,708	3,591	2.65%	131,794	3,348	2.53%
Bank loans	20,932	545	2.60%	16,832	584	3.47%	16,554	559	3.37%
Total interest-earning assets	375,697	6,191	1.64%	268,197	7,419	2.75%	252,004	6,532	2.57%
Securities lending revenue (3)		334			147			118
Other interest revenue (3)		6			14			30
Total interest-earning assets (4)	$375,697	$6,531	1.73%	$268,197	$7,580	2.80%	$252,004	$6,680	2.63%
Funding sources
Bank deposits	$291,206	$93	0.03%	$212,605	$700	0.33%	$199,139	$545	0.27%
Payables to brokerage clients	46,347	12	0.02%	24,353	79	0.33%	21,178	56	0.27%
Short-term borrowings (5)	89	—	0.20%	17	—	2.36%	3,359	54	1.59%
Long-term debt	8,992	289	3.22%	7,199	258	3.58%	5,423	190	3.50%
Total interest-bearing liabilities	346,634	394	0.11%	244,174	1,037	0.42%	229,099	845	0.37%
Non-interest-bearing funding sources (4)	29,063			24,023			22,905
Securities lending expense (3)		33			38			18
Other interest expense (3)		(9)			(11)			(6)
Total funding sources (4)	$375,697	$418	0.11%	$268,197	$1,064	0.39%	$252,004	$857	0.34%
Net interest revenue		$6,113	1.62%		$6,516	2.41%		$5,823	2.29%
(1) Amounts have been calculated based on amortized cost.
(2) On January 1, 2020, the Company transferred all of its investment securities designated as held to maturity (HTM) to the AFS category, as described in Item 8 – Note 6.
(3) Beginning in the fourth quarter of 2020, securities lending revenue has been reclassified from broker-related receivables and other revenue. Securities lending expense has been reclassified from other expense. Prior period amounts have been reclassified to reflect this change.
(4) Beginning in the fourth quarter of 2020, broker-related receivables were removed from total interest earning assets and netted against non-interest-bearing funding sources, resulting in an immaterial reduction to total interest-earning assets and total funding sources. Prior period amounts have been reclassified to reflect this change.
(5) Interest revenue or expense was less than $500 thousand in the period or periods presented.

Net interest revenue decreased $403 million or 6%, in 2020 from 2019, due primarily to lower average investment yields partially offset by growth in interest-earning assets. Accelerated premium amortization on debt securities in 2020 also contributed to the reduction in net interest revenue, as the decline in long-term interest rates in 2020 resulted in higher prepayments of mortgage-related debt securities. TD Ameritrade contributed approximately $443 million of net interest revenue from October 6, through December 31, 2020.

Average interest-earning assets for 2020 were higher by 40%, compared to 2019. This increase in average interest-earning assets was primarily driven by higher client cash balances in bank deposits and payables to brokerage clients, due to higher client cash allocations and our acquisitions of TD Ameritrade and assets of USAA-IMCO.

Our net interest margin decreased to 1.62% in 2020, from 2.41% in 2019. This decrease was driven primarily by lower yields received on interest-earning assets due largely to the Federal Reserve’s 2019 and 2020 interest rate reductions as well as higher premium amortization on mortgage-related debt securities. Due to the low interest rate environment, purchases of investment securities in 2020 were made at rates below the average yield on the existing AFS portfolio, which negatively impacted our net interest margin. The amount of any further net interest margin compression and resulting net interest

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

revenue is dependent on a number of factors, including changes to LIBOR, premium amortization, reinvestment rates, and growth in client cash balances.

Net interest revenue increased $693 million, or 12%, in 2019 from 2018, due to higher average investment yields and growth in interest earning assets. Our net interest margin improved 12 basis points to 2.41% in 2019 from 2018, driven primarily by higher average yields received on interest-earning assets in 2019 due largely to the net impact of the Federal Reserve’s interest rate increases in 2018 and decreases in the third and fourth quarters of 2019. The increase in average yields on interest-earning assets was partially offset by higher average interest rates paid on bank deposits and other interest-bearing liabilities. Portfolio adjustments made in 2019 to hold a higher percentage of fixed-rate, longer duration investments helped to moderate the impact of the declining rate environment on our net interest margin.

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

Asset management and administration fees attributable to TD Ameritrade are primarily earned on client assets invested in money market mutual funds and other mutual funds, as well as advice solutions.

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2020			2019			2018
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$200,119	$605	0.30%	$173,558	$525	0.30%	$141,018	$568	0.40%
Fee waivers		(127)			—			—
Schwab money market funds	200,119	478	0.24%	173,558	525	0.30%	141,018	568	0.40%
Schwab equity and bond funds, ETFs, and CTFs (1)	301,598	300	0.10%	267,213	298	0.11%	222,830	302	0.14%
Mutual Fund OneSource® and other non- transaction fee funds	192,464	599	0.31%	191,552	606	0.32%	210,429	680	0.32%
Other third-party mutual funds and ETFs (2,3)	525,379	393	0.07%	478,037	318	0.07%	328,150	287	0.09%
Total mutual funds, ETFs, and CTFs (1,4)	$1,219,560	1,770	0.15%	$1,110,360	1,747	0.16%	$902,427	1,837	0.20%
Advice solutions (4)
Fee-based	$306,010	1,443	0.47%	$246,888	1,198	0.49%	$227,790	1,139	0.50%
Non-fee-based	73,161	—	—	70,191	—	—	62,813	—	—
Total advice solutions	$379,171	1,443	0.38%	$317,079	1,198	0.38%	$290,603	1,139	0.39%
Other balance-based fees (1,5)	451,350	208	0.05%	432,613	216	0.05%	383,050	206	0.05%
Other (6)		54			50			47
Total asset management and administration fees		$3,475			$3,211			$3,229
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other balance-based fees. Prior periods have been reclassified to reflect this change.
(2) Beginning in the fourth quarter of 2019, Schwab ETF OneSourceTM was discontinued as a result of the elimination of online trading commissions for U.S. and Canadian-listed ETFs.
(3) Beginning in the fourth quarter of 2020, includes third-party money funds related to the acquisition of TD Ameritrade.
(4) Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(5) Includes various asset-related fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(6) Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $264 million, or 8%, in 2020 from 2019, primarily due to higher balances in advice solutions, including managed account assets from USAA and TD Ameritrade, overall gains in equity markets, as well as higher purchased money market funds and other third-party mutual funds and ETFs, in 2020 relative to 2019. These increases were partially offset by the effect of money market fund fee waivers due to declining portfolio yields. Asset management and administration fees attributable to TD Ameritrade were approximately $131 million from October 6, through December 31, 2020. The amount of fee waivers in coming quarters is dependent on a variety of factors, including the level of short-term interest rates and client preferences across our money market fund line-up.

Asset management and administration fees decreased by $18 million, or 1%, in 2019 from 2018, primarily due to lower sweep money market fund revenue as a result of transfers to bank and broker-dealer sweep in 2018 and early 2019, as well as client asset allocation choices including reduced usage of Mutual Fund OneSource®. Part of the decline was offset by revenue from growing asset balances in purchased money market funds, other third-party mutual funds and ETFs, and in advice solutions.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. The following funds generated 40%, 45%, and 48% of the asset management and administration fees earned during 2020, 2019, and 2018, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds, ETFs, and CTFs (1)			and Other NTF Funds
Year Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Balance at beginning of period	$200,826	$153,472	$163,650	$286,275	$209,471	$196,784	$202,068	$180,532	$225,202
Net inflows (outflows)	(25,894)	44,077	(11,641)	17,200	26,039	31,169	(20,246)	(19,930)	(37,513)
Net market gains (losses) and other	1,157	3,277	1,463	38,214	50,765	(18,482)	42,035	41,466	(7,157)
Balance at end of period	$176,089	$200,826	$153,472	$341,689	$286,275	$209,471	$223,857	$202,068	$180,532
(1) Beginning in the first quarter of 2019, CTFs are included in these balances. Prior periods have been reclassified to reflect this change.

Trading Revenue

Trading revenue includes commissions, order flow revenue, and principal transaction revenues. Commission revenue is affected by volume and mix of trades executed. Order flow revenue is comprised of rebate payments received from trade execution venues to which our broker-dealer subsidiaries send equity and option orders. Order flow revenue is affected by volume and mix of client trades, as well as pricing received from trade execution venues. Principal transaction revenue is primarily comprised of revenue from trading activity in fixed income securities with clients. The difference between the price at which the Company buys and sells securities to and from our clients and other broker-dealers to accommodate clients’ fixed income trading activity is recognized as principal transaction revenue. Principal transaction revenue also includes adjustments to the fair value of these securities positions.

The following table presents trading revenue and the related drivers:

Year Ended December 31,	Growth Rate 2019-2020	2020	2019	2018
Trading Revenue (1)	88%	$1,416	$752	$902
Clients' daily average trades (DATs) (in thousands)	N/M	2,602.6	748.9	765.4
Number of trading days	1%	252.0	250.5	249.5
Revenue per trade (2)	(46)%	$2.16	$4.01	$4.72
Note:     Effective October 7, 2019, CS&Co eliminated online trade commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options. TD Ameritrade, Inc. also does not charge for these types of trades and does not have a base charge on options.
(1)     Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2)     Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Trading revenue increased $664 million, or 88% in 2020 compared to 2019, due primarily to the acquisition of TD Ameritrade, which contributed approximately $667 million of trading revenue from October 6, 2020 forward. In addition, the Company saw a significant increase in clients’ daily average trades and higher order flow revenue in 2020, which were partially offset by the Company’s October 2019 pricing actions. Order flow revenue was $621 million, $135 million, and $139 million during 2020, 2019, and 2018, respectively. The increase in order flow revenue in 2020 was due to the acquisition of TD Ameritrade and a higher volume of trades throughout 2020 relative to 2019.

Trading revenue decreased by $150 million, or 17%, in 2019 compared to 2018. The decrease was primarily due to the elimination of online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options effective October 7, 2019.

Bank Deposit Account Fees

Beginning in the fourth quarter of 2020, the Company began earning bank deposit account fee revenue pursuant to the IDA agreement and arrangements with other third-party banks. Bank deposit account fees are primarily affected by average BDA balances and the floating- and fixed-rate reference yields that are a key component to derive fees pursuant to the IDA

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

agreement. Fees earned under the IDA agreement are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate.

Bank deposit account fees totaled $355 million for the period of October 6, 2020 through December 31, 2020. During this period, the total average BDA balance was approximately $161 billion, of which approximately 80% was designated as fixed-rate obligation amounts and approximately 20% as floating-rate obligation amounts.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, software fees, and non-recurring gains. Other revenue increased $90 million, or 37%, in 2020 compared to 2019 primarily due to higher exchange processing fees resulting from higher trade volumes and the acquisition of TD Ameritrade. Other revenue increased $64 million, or 36%, in 2019 compared to 2018 due primarily to a gain from the sale of a portfolio management and reporting software solution for advisors to Tamarac Inc. in the second quarter of 2019 and a gain from the assignment of leased office space in the first quarter of 2019.

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Growth Rate 2019-2020	2020	2019	2018
Compensation and benefits
Salaries and wages	23%	$2,416	$1,958	$1,692
Incentive compensation	16%	932	804	855
Employee benefits and other	9%	606	558	510
Total compensation and benefits	19%	$3,954	$3,320	$3,057
Professional services	20%	843	702	654
Occupancy and equipment	26%	703	559	496
Advertising and market development	6%	326	307	313
Communications	40%	353	253	242
Depreciation and amortization (1)	29%	414	322	277
Amortization of acquired intangible assets (1)	N/M	190	27	29
Regulatory fees and assessments	34%	163	122	189
Other	70%	445	261	313
Total expenses excluding interest	26%	$7,391	$5,873	$5,570
Expenses as a percentage of total net revenues
Compensation and benefits		34%	31%	30%
Advertising and market development		3%	3%	3%
Full-time equivalent employees (in thousands)
At year end	62%	32.0	19.7	19.5
Average	20%	23.9	20.0	18.7
(1) Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization. Prior periods have been reclassified to reflect this change.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Total expenses excluding interest increased $1,518 million, or 26%, in 2020 from 2019, and $303 million, or 5%, in 2019 from 2018. In 2020, total expenses excluding interest included approximately $943 million from TD Ameritrade’s results of operations from October 6, through December 31, 2020. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased $939 million, or 16%, in 2020 from 2019, and $279 million, or 5%, in 2019 from 2018. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total compensation and benefits increased in 2020 from 2019, primarily due to an overall increase in employee headcount due primarily to the addition of approximately 10,000 TD Ameritrade employees and the hiring of 400 former USAA employees in connection with our 2020 acquisitions. The increase in 2020 also reflected the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic. Compensation and benefits in 2020 included $235 million of acquisition and integration-related costs. The increase in 2019 from 2018 was primarily due to both an overall increase in employee headcount to support our expanding client base and higher severance costs, which included $62 million associated with a 3% reduction in our workforce in the third quarter of 2019.

Professional services expense increased in 2020 from 2019, primarily due to acquisition and integration-related costs in 2020 of $158 million. The increase in 2019 from 2018 was primarily due to overall growth in the business, investments in projects to further drive efficiency and scale, and certain costs relating to the pending acquisitions completed in 2020.

Occupancy and equipment expense increased in 2020 from 2019, primarily due the inclusion of TDA’s results of operations from October 6, 2020 forward, as well as an increase in technology equipment costs associated with higher client trade volumes and overall growth in the business. The increase in 2019 from 2018 was primarily due to increases in software maintenance expenses and additional licenses to support growth in the business.

Communications expense increased in 2020 from 2019, primarily due to the inclusion of TDA’s results of operations from October 6, 2020 forward and higher news and quotation services expenses due to higher trade volumes.

Depreciation and amortization expenses grew in 2020 from 2019, primarily due to higher amortization of purchased and internally developed software, higher depreciation and amortization of equipment, office facilities, and property recognized in the TDA acquisition, as well as higher depreciation of buildings and equipment related to the expansion of our U.S. campuses in 2019 and 2020. The increase in 2019 from 2018 was primarily due to higher amortization of internally developed software associated with investments in software and technology enhancements.

Amortization of acquired intangible assets increased in 2020 as a result of the acquisitions completed during the year.

Regulatory fees and assessments increased in 2020 from 2019, primarily due to the inclusion of TDA’s results of operations from October 6, 2020 forward, and higher FDIC insurance assessments and other regulatory assessments due to growth in assets and overall growth of the business in 2020. Regulatory fees and assessments decreased in 2019 from 2018, primarily due to a decrease in FDIC insurance assessments resulting from the elimination of the FDIC surcharge in the fourth quarter of 2018.

Other expenses increased in 2020 from 2019, primarily resulting from the inclusion of TDA’s results of operations from October 6, 2020 forward, and increases in processing fees and related expenses due to higher client trade volumes and market volatility. These increases were partially offset by lower travel and entertainment expense in 2020. Other expenses in 2020 included acquisition and integration-related costs of $30 million. Other expenses decreased in 2019 from 2018, primarily due to lower travel and entertainment expense and bad debt expense.

Capital expenditures were $741 million, $753 million, and $576 million in 2020, 2019, and 2018, respectively. Capital expenditures decreased in 2020 compared to 2019 primarily due to lower building expansion in 2020, largely offset by higher capitalized software costs. Capital expenditures increased in 2019 from 2018 primarily due to the expansion of our campuses in the U.S. Investments in buildings were $173 million, $397 million, and $253 million in 2020, 2019 and 2018, respectively. Capitalized software costs totaled $453 million, $188 million, and $194 million in 2020, 2019, and 2018, respectively.

Our capital expenditures for 2020 equaled 6% of total net revenues, within our estimated range for the year. We will continue to invest in integration-related and other technology projects in 2021, and we anticipate capital expenditures in 2021 to be approximately 6-7% of total net revenues. Our longer term expectation for capital expenditures remains in the range of 3-5% of total net revenues.

During 2020, the Company experienced high levels of client engagement and record trading volumes while nearly all employees were in a remote work environment. Client activity rose sharply in the fourth quarter, and the client service and operational challenges created by this environment became more pronounced. Clients experienced longer call wait times

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

along with a limited number of issues in utilizing our website and mobile applications. In 2021, the Company anticipates increased spending to improve service levels and support our expanding client base, including additional technology spending as well as hiring more client service professionals.

Overall in 2021, we expect total expenses excluding interest to reflect the impacts of: continued acquisition and integration-related costs primarily related to our integration of TD Ameritrade; increased spending to improve service levels and support growth; and our progress in achieving incremental cost synergies. The magnitude and timing of these impacts are inherently uncertain and depend on a number of factors, including, but not limited to, the level of client engagement and trading volumes, the pace and levels of employee hiring, onboarding, and attrition, and changes in our needs to exit or maintain office and branch locations.

Taxes on Income

Schwab’s effective income tax rate on income before taxes was 23.3% in 2020, 23.6% in 2019, and 23.1% in 2018. The decrease in the effective tax rate in 2020 from 2019 was primarily due to federal and state tax benefits recognized during 2020, including settlement of the IRS examination of tax years 2011-2014, the expiration of the statute of limitations on certain federal and state uncertain tax positions, and tax benefits realized from the filing of state tax returns, as well as an increase in Low-Income Housing Tax Credit (LIHTC) benefits. Offsetting the decrease in the effective tax rate from these items was an increase in nondeductible acquisition costs and FDIC insurance premium disallowance, as well as a decrease in equity compensation tax deduction benefits. The change in rates in 2019 from 2018 was primarily due to a decrease in equity compensation tax deduction benefits which reduced our tax expense by approximately $23 million and $46 million in 2019 and 2018, respectively.

Segment Information

Schwab provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage and banking services to individual investors, and retirement plan services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking, and support services, as well as retirement business services, to independent RIAs, independent retirement advisors, and recordkeepers. Revenues and expenses are attributed to the two segments based on which segment services the client. Management evaluates the performance of the segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. Net revenues in both segments are generated from the underlying client assets and trading activity; differences in the composition of net revenues between the segments are based on the composition of client assets, client trading frequency, and pricing unique to each. While both segments leverage the scale and efficiency of our platforms, segment expenses reflect the dynamics of serving millions of clients in Investor Services versus the thousands of RIAs on the Advisor Services platform.

The Company integrated its business and asset acquisitions during 2020 into its two existing reportable segments. Revenues and expenses from our acquisition of USAA-IMCO are allocated to Investor Services only; revenues and expenses from TD Ameritrade and our other 2020 acquisitions are attributed to both Investor Services and Advisor Services based on which segment services the client. See Item 8 – Note 3 for more information regarding acquisitions.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Growth Rate 2019-2020	2020	2019	2018	Growth Rate 2019-2020	2020	2019	2018	Growth Rate 2019-2020	2020	2019	2018
Year Ended December 31,
Net Revenues
Net interest revenue	(6)%	$4,391	$4,685	$4,341	(6)%	$1,722	$1,831	$1,482	(6)%	$6,113	$6,516	$5,823
Asset management and administration fees	11%	2,544	2,289	2,260	1%	931	922	969	8%	3,475	3,211	3,229
Trading revenue (1)	130%	1,156	503	604	4%	260	249	298	88%	1,416	752	902
Bank deposit account fees	N/M	255	—	—	N/M	100	—	—	N/M	355	—	—
Other (1)	79%	262	146	116	(27)%	70	96	62	37%	332	242	178
Total net revenues	13%	8,608	7,623	7,321	—	3,083	3,098	2,811	9%	11,691	10,721	10,132
Expenses Excluding Interest	29%	5,529	4,284	4,145	17%	1,862	1,589	1,425	26%	7,391	5,873	5,570
Income before taxes on income	(8)%	$3,079	$3,339	$3,176	(19)%	$1,221	$1,509	$1,386	(11)%	$4,300	$4,848	$4,562

Net new client assets (in billions) (2,3)	N/M	$1,106.4	$115.6	$19.4	N/M	$846.1	$107.2	$114.5	N/M	$1,952.5	$222.8	$133.9
(1) Beginning in 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2) In 2020, Investor Services includes inflows of $890.7 billion related to the acquisition of TD Ameritrade and $79.9 billion related to the acquisition of assets of USAA-IMCO. Additionally, 2020 and 2019 includes inflows of $10.9 billion and $11.1 billion, respectively, and outflows of $93.9 billion in 2018 from certain mutual fund clearing services clients.
(3) In 2020, Advisor Services includes inflows of $680.6 billion related to the acquisition of TD Ameritrade and $8.5 billion related to the acquisition of Wasmer Schroeder.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Segment Net Revenues

Investor Services total net revenues increased by 13% in 2020 from 2019, while Advisor Services total net revenues remained relatively consistent year-over-year. Investor Services’ growth was primarily due to an increase in trading revenue, higher asset management and administration fees, and the initial recognition of bank deposit account fees in the fourth quarter of 2020, partially offset by lower net interest revenue. For Advisor Services, bank deposit account fees largely offset a decrease in net interest revenue, while trading revenue and asset management and administration fees were consistent with 2019. Trading revenue increased significantly in the Investor Services segment primarily due to the TD Ameritrade acquisition and higher trade volumes in 2020. Asset management and administration fees increased in 2020 for Investor Services primarily due to higher balances in advice solutions, including managed account assets from USAA and TD Ameritrade, as well as higher purchased money market funds and other third-party mutual funds and ETFs, partially offset by the effect of money fund fee waivers. Net interest revenue decreased for both segments primarily due to lower average investment yields, partially offset by growth in interest-earning assets.

Investor Services and Advisor Services total net revenues increased by 4% and 10%, respectively, in 2019 compared to 2018 primarily due to increases in net interest revenue, which increased as a result of higher average investment yields and higher interest earning assets. For Investor Services, asset management and administration fees increased primarily due to growing asset balances in advice solutions, partially offset by lower mutual fund and ETF service fee revenue as a result of client cash allocation choices, including reduced usage of Mutual Fund OneSource®. For Advisor Services, asset management and administration fees decreased primarily due to lower sweep money market fund revenue as a result of transfers to bank and broker-dealer sweep, as well as client asset allocation choices, including reduced usage of Mutual Fund OneSource®, partially offset by increased revenue from growing asset balances in purchased money market funds and in other third-party mutual funds and ETFs. Trading revenue decreased for both segments as a result of the elimination of online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options in the fourth quarter of 2019.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 29% and 17%, respectively, in 2020 compared to 2019, primarily due to the inclusion of TD Ameritrade’s expenses from October 6, 2020 forward and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

acquisition and integration-related costs. Compensation and benefits increased in both segments primarily due to the acquisition of TDA and overall headcount growth to support our expanding client base, with Investor Services increasing more significantly due to greater headcount growth from the TDA acquisition and the hiring of approximately 400 former USAA employees in connection with the USAA-IMCO acquisition. Both segments also saw increases in professional services, depreciation and amortization, amortization of acquired intangible assets, and other expenses, primarily due to the inclusion of TDA’s expenses from October 6, 2020 forward as well as acquisition and integration-related costs, with Investor Services’ expenses increasing more significantly due to overall size of the segment’s client base and greater client base growth from TDA.

Investor Services and Advisor Services expenses excluding interest increased 3% and 12%, respectively, in 2019 compared to 2018 primarily due to higher compensation and benefits and occupancy and equipment expense. Additionally, Advisor Services had higher professional services expense due to overall growth in the business and investments in projects to further drive efficiency and scale, and Investor Services had higher amortization of internally developed software due to technology enhancements. For both segments these increases were partially offset by a decrease in FDIC insurance assessments due to the elimination of the FDIC surcharge in the fourth quarter of 2018 and lower travel and entertainment expenses.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. Despite our efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that Schwab will not suffer unexpected losses due to these risks.

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

As part of our integration of TD Ameritrade, the Company is aligning TD Ameritrade’s historical risk exposures with Schwab’s risk appetite. Our integration work includes evaluating new or changed risks impacting the combined company, and may involve modifications to our existing risk management processes. Though integration work continues, the Company’s operations, inclusive of TD Ameritrade, remain consistent with our Enterprise Risk Management (ERM) framework.

Culture

The Board of Directors has approved an ERM framework that incorporates our purpose, vision, and values, which form the bedrock of our corporate culture and set the tone for the organization.

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

Functional risk sub-committees focusing on specific areas of risk report to the Global Risk Committee. These sub-committees include the:

•Operational Risk Oversight Committee – provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes sub-committees covering Information Security, Fraud, Third-Party Risk, Data, and Model Governance;
•Compliance Risk Committee – provides oversight of compliance risk management programs and policies providing an aggregate view of compliance risk exposure and employee conduct, including subcommittees covering Fiduciary and Conflicts of Interest Risk and International Compliance Risk;
•Financial Risk Oversight Committee – provides oversight of and approves credit, market, liquidity, and capital risk policies, limits, and exposures; and
•New Products and Services Risk Oversight Committee – provides oversight of, and approves corporate policy and procedures relating to, the risk governance of new products and services.

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

At December 31, 2020, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

Mortgage Lending Portfolio

The bank loan portfolio includes First Mortgages, HELOCs, and other loans. The credit risk exposure related to loans is actively managed through individual loan and portfolio reviews. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for credit losses.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other Counterparty Exposures

Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds, and other financial institutions even if Schwab’s clients or a counterparty fail to meet their obligations to the Company.

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

Our measurement of interest rate risk involves assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenue, bank deposit account fees, or economic value of equity (EVE). Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix. Financial instruments are also subject to the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument.

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

Interest Rate Risk Simulations

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities. Key assumptions include the projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include investment securities, margin loans, and bank loans. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we have some ability to manage our net interest spread, depending on competitive factors and market conditions.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table shows the simulated change to net interest revenue over the next 12 months beginning December 31, 2020 and 2019 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

December 31,	2020	2019
Increase of 100 basis points	14.2%	4.8%
Decrease of 100 basis points	(4.3)%	(7.4)%

The change in sensitivities of net interest revenue as of December 31, 2020 reflects a significantly lower interest rate curve relative to December 31, 2019 due to the global economic impact from the COVID-19 pandemic. Higher short-term interest rates would positively impact net interest revenue as yields on interest-earning assets are expected to rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

In addition to measuring the effect of a gradual 100 basis point parallel increase or decrease in current interest rates, we regularly simulate the effects of larger parallel- and non-parallel shifts in interest rates on net interest revenue.

Economic Value of Equity Simulation

Management also uses EVE simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical behaviors as well as our expectations of the economic environment. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, non-maturity deposit behavior, and pricing assumptions. Our net interest revenue and EVE simulations reflect the assumption of non-negative investment yields.

Bank Deposit Account Fees Simulations

Consistent with the presentation on our statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the interest rate sensitivity analysis described above. As of December 31, 2020, the sensitivity of bank deposit account fee revenue to changes in interest rates is limited, as a significant portion of BDA deposit balances are allocated to fixed-rate obligation amounts.

Expected Phase-out of LIBOR

The Company has established a firm-wide team to address the phasing-out of LIBOR by June 30, 2023. As part of our efforts, we have assessed our LIBOR exposures, the largest of which are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fall-back language is in the security’s prospectus in the event that LIBOR is unavailable or deemed unreliable, and we have sold certain securities lacking appropriate fall-back language. We are updating loan agreements to ensure new LIBOR-based loans adequately provide for an alternative to LIBOR. Furthermore, we plan to phase-out the use of LIBOR as a reference rate in our new lending products before the end of December 2021, per guidance from the Federal Reserve Board. Consistent with our “Through Clients’ Eyes” strategy, our focus throughout the LIBOR transition process is to ensure clients are treated fairly and consistently as this major change is occurring in the financial markets.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of: CS&Co, TD Ameritrade, Inc., and TDAC, our principal broker-dealer subsidiaries; the capital needs of the banking subsidiaries; principal and interest due on corporate debt; dividend payments on CSC’s preferred stock; and returns of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

capital to common stockholders. The liquidity needs of our broker-dealer subsidiaries are primarily driven by client activity including trading and margin borrowing activities and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by the amount of client deposits. In addition, the liquidity needs of our banking subsidiaries can also be met by excess reserves held at the Federal Reserve, sales of investment securities, or FHLB borrowings. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding scenarios to support liquidity levels during both business as usual and stressed conditions.

We employ a variety of methodologies to monitor and manage liquidity. We conduct regular liquidity stress testing to develop a consolidated view of liquidity risk exposures and to ensure our ability to maintain sufficient liquidity during market-related or company-specific liquidity stress events. Liquidity is also tested at certain subsidiaries and results are reported to the Financial Risk Oversight Committee. A number of early warning indicators are monitored to help identify emerging liquidity stresses in the market or within the organization and are reviewed with management as appropriate.

Primary Funding Sources

Schwab’s primary source of funds is cash generated by client activity which includes bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients.

Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, bank deposit account fees earned on client deposits placed in third-party depository programs, repurchase agreements, and cash provided by external financing.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes external debt facilities available at December 31, 2020:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facilities (1)	Banking subsidiaries	$—	$55,102
Federal Reserve discount window (2)	Banking subsidiaries	—	7,872
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper (3)	CSC	—	750
Committed, unsecured credit facility with various external banks (4)	CSC	—	700
TD Ameritrade Holding Corporation revolving credit facility (5)	TDA Holding	—	300
TD Ameritrade Clearing, Inc. committed, unsecured revolving credit facilities with various external banks	TDAC	—	1,450
Secured uncommitted lines of credit with various external banks (6)	TDAC	—	—
(1) Amounts available are dependent on the amount of First Mortgages, HELOCs, and the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.
(3) CSC has authorization from its Board of Directors to issue Commercial Paper Notes not to exceed $1.5 billion. In February 2021, the Company increased the amount available to $1.5 billion.
(4) Other than an overnight borrowing to test availability, this facility was unused during 2020.
(5) Effective October 6, 2020, Schwab entered into a guaranty supplement to guarantee the obligations of TD Ameritrade under this credit agreement. The provision of the guaranty supplement was a condition for certain financial covenant and reporting obligations being modified in the credit agreement. The Company terminated this revolving credit facility effective January 28, 2021.
(6) Secured borrowing is made available based on TDAC’s ability to provide acceptable collateral to the lender as determined by the credit agreement.

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

CSC has a commercial paper program of which proceeds are used for general corporate purposes. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. CSC’s ratings for these short-term borrowings were P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch at December 31, 2020 and 2019, and CSC had no Commercial Paper Notes outstanding at December 31, 2020 or 2019.

The financial covenants for the $700 million committed credit facility require CS&Co to maintain a minimum net capital ratio, all bank subsidiaries to be well capitalized, and CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At December 31, 2020, the minimum level of stockholders’ equity required under this facility was $16.5 billion (CSC’s stockholders’ equity, excluding AOCI, at December 31, 2020 was $50.7 billion). Management believes these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

The financial covenants for the $300 million TDA Holding revolving credit facility requires CSC to maintain a minimum level of stockholders’ equity, adjusted to exclude AOCI. At December 31, 2020, the minimum level of stockholders’ equity required under this facility was $30.9 billion (CSC’s stockholders’ equity, excluding AOCI, at December 31, 2020 was $50.7 billion). Effective January 28, 2021, the Company terminated the TDA Holding revolving credit facility.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation, CS&Co has unsecured standby letter of credit agreements (LOCs) with several banks in favor of the Options Clearing Corporation, which totaled $15 million at December 31, 2020. There were no funds drawn under any of these LOCs during 2020 or 2019. In connection with its securities lending activities, the Company is required to provide collateral to certain brokerage clients. These collateral requirements are satisfied by providing cash as collateral.

CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Coverage Ratio

Pursuant to the 2019 interagency regulatory capital and liquidity rules, beginning in the first quarter of 2020, Schwab became subject to a reduced LCR rule requiring the Company to hold HQLA in an amount equal to at least 85% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Item 1 – Regulation for additional information. The Company was in compliance with the reduced LCR rule at December 31, 2020. The table below presents information about our average daily LCR:

Average for the
Three Months Ended December 31, 2020
Total eligible HQLA	$78,136
Net cash outflows	$72,005
LCR	109%

Borrowings

The Company had no short-term borrowings outstanding as of December 31, 2020 or 2019. Long-term debt outstanding was $13.6 billion and $7.4 billion at December 31, 2020 and 2019, respectively. Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. TDA Holding has $3.6 billion of par value unsecured Senior Notes (TDA Senior Notes) outstanding, which were recognized at the date of acquisition at provisional fair value with no change in existing terms.

The following are details of the Senior Notes:

December 31, 2020	Par Outstanding	Maturity	Weighted-Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$9,881	2021 - 2031	2.84%	A2	A	A
TDA Senior Notes	3,550	2021 - 2029	2.80%	A2	A	—

New Debt Issuances

All debt issuances in 2020, 2019, and 2018 were senior unsecured obligations. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
May 22, 2018	$600	5/21/2021	Three-month LIBOR + 0.32%	Quarterly
May 22, 2018	$600	5/21/2021	3.250%	Semi-annually
May 22, 2018	$750	5/21/2025	3.850%	Semi-annually
October 31, 2018	$500	2/1/2024	3.550%	Semi-annually
October 31, 2018	$600	2/1/2029	4.000%	Semi-annually
May 22, 2019	$600	5/22/2029	3.250%	Semi-annually
March 24, 2020	$600	3/24/2025	4.200%	Semi-annually
March 24, 2020	$500	3/22/2030	4.625%	Semi-annually
December 11, 2020	$1,250	3/11/2026	0.900%	Semi-annually
December 11, 2020	$750	3/11/2031	1.650%	Semi-annually

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Equity Issuances and Redemptions

CSC did not issue any equity through external offerings during 2019 or 2018. CSC’s preferred stock issued and net proceeds for 2020 are as follows:

	Date Issued and Sold	Net Proceeds
Series G	April 30, 2020	$2,470
Series H	December 11, 2020	$2,470

For further discussion of CSC’s long-term debt and information on the equity offerings, see Item 8 – Notes 13 and 19.

Off-Balance Sheet Arrangements

Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 8 – Notes 7, 11, 13, 15, and 17. Concurrent with the closing of the acquisition of TD Ameritrade effective October 6, 2020, the IDA agreement with the TD Depository Institutions became effective. Pursuant to the IDA agreement, certain brokerage client deposits are required to be swept off-balance sheet to the TD Depository Institutions. TD Ameritrade also maintains agreements pursuant to which client brokerage cash deposits are swept to other third-party depository institutions. See Item 8 – Notes 3 and 15 for additional information on the IDA agreement.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2020 are shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheets that are generally short-term in nature or without contractual payment terms (e.g., bank deposits, payables to brokerage clients, and deferred compensation). The below table excludes exit and other related liabilities from the integration of TD Ameritrade (see Item 8 – Note 16), as well as obligations related to the IDA agreement (see Item 8 – Note 15).

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$3,250	$3,856	$1,884	$1,449	$10,439
Long-term debt (2)	2,165	2,466	3,638	7,217	15,486
Purchase obligations (3)	443	303	110	28	884
Leases (4)	184	367	254	351	1,156
Total	$6,042	$6,992	$5,886	$9,045	$27,965
(1) Represents CSB’s commitments to extend credit to banking clients, purchase mortgage loans, and fund CRA investments.
(2) Includes estimated future interest payments through 2031 for Senior Notes. Amounts exclude unamortized discounts and premiums.
(3) Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements.
(4) Represents operating lease payments including legally-binding minimum lease payments for leases signed but not yet commenced.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including anticipated balance sheet growth inclusive of migration of IDA balances (see further discussion below), providing financial support to our subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to our banking subsidiaries. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

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

For additional information, see Business – Regulation in Part I, Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for our banking subsidiaries and to provide financial assistance if our banking subsidiaries experience financial distress. Schwab is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%, and we have a long-term operating objective of 6.75%-7.00%. Due to the relatively low risk of our balance sheet assets and risk-based capital ratios at CSC and CSB that are well in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain a ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2020, CSB is considered well capitalized.

As a result of the significant inflow of client cash in 2020, our Tier 1 Leverage Ratios for CSC and CSB declined from 7.3% and 7.1%, respectively, at year-end 2019 to 6.3% and 5.5%, respectively, at December 31, 2020. Though below our long-term operating objectives, these ratios are well above the regulatory minimum for both CSC and CSB. The pace of our return to the long-term operating objectives over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuances and deployment.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC consolidated and CSB:

December 31,	2020 (1)		2019 (1)
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$56,060	$22,223	$21,745	$14,832
Less:
Preferred Stock	7,733	—	2,793	—
Common Equity Tier 1 Capital before regulatory adjustments	$48,327	$22,223	$18,952	$14,832
Less:
Goodwill, net of associated deferred tax liabilities	$11,897	$13	$1,184	$13
Other intangible assets, net of associated deferred tax liabilities	8,103	—	104	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	17	12	4	—
AOCI adjustment (1)	5,394	4,672	—	—
Common Equity Tier 1 Capital	$22,916	$17,526	$17,660	$14,819
Tier 1 Capital	$30,649	$17,526	$20,453	$14,819
Total Capital	30,688	17,558	20,472	14,837
Risk-Weighted Assets	123,881	91,062	90,512	71,521
Total Leverage Exposure	491,469	325,437	286,813	216,582
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.5%	19.2%	19.5%	20.7%
Tier 1 Capital/Risk-Weighted Assets	24.7%	19.2%	22.6%	20.7%
Total Capital/Risk-Weighted Assets	24.8%	19.3%	22.6%	20.7%
Tier 1 Leverage Ratio	6.3%	5.5%	7.3%	7.1%
Supplementary Leverage Ratio	6.2%	5.4%	7.1%	6.8%
(1) In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020. Therefore, AOCI is excluded from the amounts and ratios presented as of December 31, 2020. In 2019, CSC and CSB were required to include all components of AOCI in regulatory capital; the amounts and ratios for December 31, 2019 are presented on this basis. See Business – Regulation in Part I, Item 1 for additional information.

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve and the Texas Department of Savings and Mortgage Lending (TDSML) to declare dividends to CSC. As broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc., are subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to CSC and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2020, CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Note 23 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

IDA Agreement

Pursuant to the IDA agreement, Schwab will be required to move all uninsured IDA balances out of the IDA sweep program on June 30, 2021. The IDA agreement also provides that, starting July 1, 2021, Schwab will have the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company’s overall capital management strategy includes supporting migration of the uninsured IDA balances on June 30, 2021 as well as optional IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Item 8 – Note 15 for further information on the IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Since the initial dividend in 1989, CSC has paid 127 consecutive quarterly dividends and has increased the quarterly dividend rate 25 times, resulting in a 21% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common and nonvoting common stock cash dividend at approximately 20% to 30% of net income.

The Board of Directors of the Company declared quarterly cash dividend increases per common share during 2019 and 2020 as shown below:

Date of Declaration	Quarterly Cash Increase Per Common Share	% Increase	New Quarterly Dividend Per Common Share
January 30, 2019	$0.04	31%	$0.17
January 30, 2020	$0.01	6%	$0.18

The following table details the CSC cash dividends paid and per share amounts:

Year Ended December 31,	2020		2019
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,039	$0.72	$898	$0.68
Series A Preferred Stock (1)	28	70.00	28	70.00
Series C Preferred Stock (2)	36	60.00	36	60.00
Series D Preferred Stock (2)	45	59.52	45	59.52
Series E Preferred Stock (3)	28	4,625.00	28	4,625.00
Series F Preferred Stock (4)	25	5,000.00	25	5,000.00
Series G Preferred Stock (5)	79	3,150.35	N/A	N/A
Series H Preferred Stock (6)	N/A	N/A	N/A	N/A
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
(6) Series H Preferred Stock was issued on December 11, 2020. Dividends are paid quarterly beginning on March 1, 2021.
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the year ended December 31, 2020. During 2019, CSC repurchased 55 million shares of its common stock for $2.2 billion. As of December 31, 2020, $1.8 billion remained on our existing authorization.

FOREIGN EXPOSURE

At December 31, 2020, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At December 31, 2020, the fair value of these holdings totaled $10.1 billion, with the top three exposures being to issuers and counterparties domiciled in France at $6.7 billion, Germany at $1.2 billion, and Canada at $880 million. At December 31, 2019, the fair value of these holdings totaled $6.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $3.1 billion, the Netherlands at $845 million, and Sweden at $684 million. In addition, Schwab had outstanding margin loans to foreign residents of $2.2 billion and $437 million at December 31, 2020 and 2019, respectively. Outstanding margin loans to foreign residents at December 31, 2020 includes $1.2 billion attributable to the inclusion of TDA balances beginning on October 6, 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Schwab uses the market approach to determine the fair value of certain financial assets and liabilities recorded at fair value, and to determine fair value disclosures. See Item 8 – Notes 2 and 18 for more information on our assets and liabilities recorded at fair value.

When available, Schwab uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, we use the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, prices are obtained from independent third-party pricing services to measure the fair value of investment assets. We generally obtain prices from three independent pricing sources for assets recorded at fair value. Our primary third-party pricing service provides prices for our fixed income investments such as commercial paper; certificates of deposits; U.S. government and agency securities; state and municipal securities; corporate debt securities; asset-backed securities; foreign government agency securities; and non-agency commercial mortgage-backed securities. Such prices are based on observable trades, broker/dealer quotes, and discounted cash flows that incorporate observable information such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar “to-be-issued” securities. We compare the prices obtained from the primary independent pricing service to the prices obtained from the additional independent pricing services to determine if the price obtained from the primary independent pricing service is reasonable. Schwab does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in material differences in the amounts recorded. At December 31, 2020 and 2019, we did not adjust prices received from the primary independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of Schwab have been prepared in accordance with GAAP. Item 8 – Note 2 contains more information on our significant accounting policies made in applying these accounting principles.

While the majority of the revenues, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on Schwab’s financial position and financial results. These critical accounting estimates are described below. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impacts the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company. See Item 8 – Note 22 for more information on the Company’s income taxes.

Legal and Regulatory Reserves

Reserves for legal and regulatory claims and proceedings reflect an estimate of probable losses for each matter, after considering, among other factors, the progress of the case, prior experience and the experience of others in similar cases, available defenses, and the opinions and views of legal counsel. In many cases, including most class action lawsuits, it is not possible to determine whether a loss will be incurred, or to estimate the range of that loss, until the matter is close to resolution, in which case no accrual is made until that time. Reserves are adjusted as more information becomes available. Significant judgment is required in making these estimates, and the actual cost of resolving a matter may ultimately differ materially from the amount reserved. See Item 8 – Note 15 for more information on the Company’s contingencies related to legal and regulatory reserves.

Business Combinations

We have accounted for our acquisitions using the acquisition method of accounting. The acquisition method requires us to make significant estimates and assumptions, especially at the acquisition date as we allocate the purchase price to the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. We also use our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward looking views of our businesses, client behavior, and market conditions. In our acquisitions, we have also recognized goodwill at the amount by which the purchase price paid exceeds the fair value of the net assets acquired. See Item 8 – Note 3 for more information on our valuation methods and the results of applying the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed, and, where relevant, the estimated remaining useful lives.

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Item 8 – Note 2. One of our reporting units has an immaterial amount of goodwill. The results of the 2020 annual goodwill impairment testing for our other two reporting units indicated that the estimated fair values substantially exceeded their carrying amounts.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Investors and Uses by Management
Acquisition and integration-related costs and amortization of acquired intangible assets	Schwab adjusts certain GAAP financial measures to exclude the impact of acquisition and integration-related costs incurred as a result of the Company’s acquisitions, amortization of acquired intangible assets, and, where applicable, the income tax effect of these expenses.

Adjustments made to exclude amortization of acquired intangible assets are reflective of all acquired intangible assets, which were recorded as part of purchase accounting. These acquired intangible assets contribute to the Company’s revenue generation. Amortization of acquired intangible assets will continue in future periods over their remaining useful lives.	We exclude acquisition and integration-related costs and amortization of acquired intangible assets for the purpose of calculating certain non-GAAP measures because we believe doing so provides additional transparency of Schwab’s ongoing operations, and is useful in both evaluating the operating performance of the business and facilitating comparison of results with prior and future periods.

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
Beginning in 2021, the Company also uses adjusted diluted EPS and return on tangible common equity as components of performance criteria for employee bonus and certain executive management incentive compensation arrangements. The Compensation Committee of CSC’s Board of Directors maintains discretion in evaluating performance against these criteria.

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Year Ended December 31,
	2020	2019	2018
Total expenses excluding interest (GAAP)	$7,391	$5,873	$5,570
Acquisition and integration-related costs (1)	(442)	(26)	—
Amortization of acquired intangible assets	(190)	(27)	(29)
Adjusted total expenses (non-GAAP)	$6,759	$5,820	$5,541
(1) Acquisition and integration-related costs for 2020 primarily consist of $235 million of compensation and benefits, $158 million of professional services, and $30 million of other expense. Substantially all acquisition and integration-related costs for 2019 are included in professional services expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Year Ended December 31,
	2020		2019		2018
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$3,043	$2.12	$3,526	$2.67	$3,329	$2.45
Acquisition and integration-related costs	442.31		26.02		—	—
Amortization of acquired intangible assets	190.13		27.02		29.02
Income tax effects (1)	(154)	(.11)	(13)	(.01)	(7)	(.01)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$3,521	$2.45	$3,566	$2.70	$3,351	$2.46
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Year Ended December 31,
	2020	2019	2018
Return on average common stockholders’ equity (GAAP)	9%	19%	19%
Average common stockholders’ equity	$33,640	$18,415	$17,125
Less: Average goodwill	(6,590)	(1,227)	(1,227)
Less: Average acquired intangible assets — net	(5,059)	(140)	(130)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,005	67	68
Average tangible common equity	$22,996	$17,115	$15,836
Adjusted net income available to common stockholders (1)	$3,521	$3,566	$3,351
Return on tangible common equity (non-GAAP)	15%	21%	21%
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

THE CHARLES SCHWAB CORPORATION

Item 8.     Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income (1)
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2020	2019	2018
Net Revenues
Interest revenue	$6,531	$7,580	$6,680
Interest expense	(418)	(1,064)	(857)
Net interest revenue	6,113	6,516	5,823
Asset management and administration fees (2)	3,475	3,211	3,229
Trading revenue	1,416	752	902
Bank deposit account fees	355	—	—
Other	332	242	178
Total net revenues	11,691	10,721	10,132
Expenses Excluding Interest
Compensation and benefits	3,954	3,320	3,057
Professional services	843	702	654
Occupancy and equipment	703	559	496
Advertising and market development	326	307	313
Communications	353	253	242
Depreciation and amortization	414	322	277
Amortization of acquired intangible assets	190	27	29
Regulatory fees and assessments	163	122	189
Other	445	261	313
Total expenses excluding interest	7,391	5,873	5,570
Income before taxes on income	4,300	4,848	4,562
Taxes on income	1,001	1,144	1,055
Net Income	3,299	3,704	3,507
Preferred stock dividends and other (3)	256	178	178
Net Income Available to Common Stockholders	$3,043	$3,526	$3,329
Weighted-Average Common Shares Outstanding:
Basic	1,429	1,311	1,348
Diluted	1,435	1,320	1,361
Earnings Per Common Shares Outstanding (4):
Basic	$2.13	$2.69	$2.47
Diluted	$2.12	$2.67	$2.45
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.
(2) Includes fee waivers of $127 million for the year ended December 31, 2020.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(4) For the year ended December 31, 2020, the Company had voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Notes 19 and 25 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2020	2019	2018
Net income	$3,299	$3,704	$3,507
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	6,961	430	(123)
Other reclassifications included in other revenue	(4)	(6)	—
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	36	35
Other	8	(14)	(1)
Other comprehensive income (loss), before tax	6,965	446	(89)
Income tax effect	(1,659)	(106)	22
Other comprehensive income (loss), net of tax	5,306	340	(67)
Comprehensive Income	$8,605	$4,044	$3,440

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets (1)
(In Millions, Except Per Share and Share Amounts)

December 31,	2020	2019
Assets
Cash and cash equivalents	$40,348	$29,345
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $14,904 and $9,028 at December 31, 2020 and 2019, respectively)	50,399	20,483
Receivables from brokerage clients — net	64,440	21,767
Available for sale securities (amortized cost of $330,248 and $61,155 at December 31, 2020 and 2019, respectively)	337,400	61,422
Held to maturity securities	—	134,706
Bank loans — net	23,813	18,212
Equipment, office facilities, and property — net	2,883	2,128
Goodwill	11,952	1,227
Acquired intangible assets — net	9,991	128
Other assets	7,783	4,587
Total assets	$549,009	$294,005
Liabilities and Stockholders’ Equity
Bank deposits	$358,022	$220,094
Payables to brokerage clients	104,201	39,220
Accrued expenses and other liabilities	17,094	5,516
Long-term debt	13,632	7,430
Total liabilities	492,949	272,260
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $7,850 and $2,850 at December 31, 2020 and 2019, respectively	7,733	2,793
Common stock — 3 billion shares authorized; $.01 par value per share; 1,994,895,180 and 1,487,543,446 shares issued at December 31, 2020 and 2019, respectively	20	15
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 79,293,695 shares issued	1	—
Additional paid-in capital	26,515	4,656
Retained earnings	21,975	19,960
Treasury stock, at cost — 193,577,648 and 201,818,100 shares at December 31, 2020 and 2019, respectively	(5,578)	(5,767)
Accumulated other comprehensive income (loss)	5,394	88
Total stockholders’ equity	56,060	21,745
Total liabilities and stockholders’ equity	$549,009	$294,005
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Nonvoting Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock					Retained Earnings	Treasury Stock, at cost
		Shares	Amount	Shares	Amount					Total
Balance at December 31, 2017	$2,793	1,488	$15	—	$—	$4,353	$14,408	$(2,892)	$(152)	$18,525
Adoption of accounting standards	—	—	—	—	—	—	200	—	(33)	167
Net income	—	—	—	—	—	—	3,507	—	—	3,507
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(67)	(67)
Dividends declared on preferred stock	—	—	—	—	—	—	(164)	—	—	(164)
Dividends declared on common stock — $.46 per share	—	—	—	—	—	—	(624)	—	—	(624)
Repurchase of common stock	—	—	—	—	—	—	—	(1,000)	—	(1,000)
Stock option exercises and other	—	—	—	—	—	(84)	—	209	—	125
Share-based compensation	—	—	—	—	—	188	—	—	—	188
Other	—	—	—	—	—	42	2	(31)	—	13
Balance at December 31, 2018	2,793	1,488	15	—	—	4,499	17,329	(3,714)	(252)	20,670
Net income	—	—	—	—	—	—	3,704	—	—	3,704
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	340	340
Dividends declared on preferred stock	—	—	—	—	—	—	(161)	—	—	(161)
Dividends declared on common stock — $.68 per share	—	—	—	—	—	—	(899)	—	—	(899)
Repurchase of common stock	—	—	—	—	—	—	—	(2,220)	—	(2,220)
Stock option exercises and other	—	—	—	—	—	(56)	—	174	—	118
Share-based compensation	—	—	—	—	—	171	—	—	—	171
Other	—	—	—	—	—	42	(13)	(7)	—	22
Balance at December 31, 2019	2,793	1,488	15	—	—	4,656	19,960	(5,767)	88	21,745
Net income	—	—	—	—	—	—	3,299	—	—	3,299
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	5,306	5,306
Acquisition of TD Ameritrade	—	509	5	77	1	21,757	—	(5)	—	21,758
Issuance of preferred stock, net	4,940	—	—	—	—	—	—	—	—	4,940
Dividends declared on preferred stock	—	—	—	—	—	—	(240)	—	—	(240)
Dividends declared on common stock — $.72 per share	—	—	—	—	—	—	(1,040)	—	—	(1,040)
Stock option exercises and other	—	—	—	—	—	(121)	—	200	—	79
Share-based compensation	—	—	—	—	—	192	—	—	—	192
Other	—	(2)	—	2	—	31	(4)	(6)	—	21
Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows (1)
(In Millions)

Year Ended December 31,	2020	2019	2018
Cash Flows from Operating Activities
Net income	$3,299	$3,704	$3,507
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	204	183	197
Depreciation and amortization	414	322	277
Amortization of acquired intangible assets	190	27	29
Provision (benefit) for deferred income taxes	(138)	2	49
Premium amortization, net, on available for sale and held to maturity securities	1,586	446	350
Other	349	199	137
Net change in:
Investments segregated and on deposit for regulatory purposes	(10,208)	(977)	6,922
Receivables from brokerage clients	(14,609)	(125)	(1,100)
Other assets	4	(709)	(8)
Payables to brokerage clients	22,909	6,494	1,483
Accrued expenses and other liabilities	2,852	(241)	613
Net cash provided by (used for) operating activities	6,852	9,325	12,456
Cash Flows from Investing Activities
Purchases of available for sale securities	(202,171)	(31,815)	(32,801)
Proceeds from sales of available for sale securities	4,801	24,495	115
Principal payments on available for sale securities	63,247	21,616	16,016
Purchases of held to maturity securities	—	(19,441)	(40,873)
Principal payments on held to maturity securities	—	19,606	17,410
Net change in bank loans	(5,675)	(1,730)	(129)
Cash acquired in acquisitions, net of cash paid	14,748	—	—
Purchases of equipment, office facilities, and property	(631)	(708)	(570)
Purchases of Federal Home Loan Bank stock	(26)	(27)	(156)
Proceeds from sales of Federal Home Loan Bank stock	32	24	529
Purchases of Federal Reserve stock	(191)	—	—
Other investing activities	15	(56)	(96)
Net cash provided by (used for) investing activities	(125,851)	11,964	(40,555)
Cash Flows from Financing Activities
Net change in bank deposits	137,928	(11,329)	61,767
Net change in short-term borrowings	—	—	(15,000)
Issuance of long-term debt	3,070	593	3,024
Repayment of long-term debt	(700)	—	(909)
Repurchases of common stock	—	(2,220)	(1,000)
Net proceeds from preferred stock offerings	4,940	—	—
Dividends paid	(1,280)	(1,060)	(787)
Proceeds from stock options exercised	79	118	125
Other financing activities	(55)	(41)	(54)
Net cash provided by (used for) financing activities	143,982	(13,939)	47,166
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	24,983	7,350	19,067
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	45,577	38,227	19,160
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$70,560	$45,577	$38,227

Continued on following page.

THE CHARLES SCHWAB CORPORATION

Continued from previous page.

Year Ended December 31,	2020	2019	2018
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$136,099	$8,771	$—
Additions of equipment, office facilities, and property	$110	$45	$6
Acquisition of TD Ameritrade	$21,758	$—	$—
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$—	$52	$—
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$434	$1,075	$798
Income taxes	$803	$1,199	$927
Amounts included in the measurement of lease liabilities	$163	$133	N/A
Leased assets obtained in exchange for new operating lease liabilities	$160	$97	N/A

December 31,	2020	2019	2018
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$40,348	$29,345	$27,938
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	30,212	16,232	10,289
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$70,560	$45,577	$38,227
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.
(2) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 23.
N/A Not applicable.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

1.    Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company. Incorporated in 1986, CSC engages, through its subsidiaries, in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services.

Principal business subsidiaries of CSC include the following:

•Charles Schwab & Co., Inc. (CS&Co), incorporated in 1971, a securities broker-dealer;
•TD Ameritrade, Inc., an introducing securities broker-dealer;
•TD Ameritrade Clearing, Inc. (TDAC), a securities broker-dealer that provides trade execution and clearing services to TD Ameritrade, Inc.;
•Charles Schwab Bank, SSB (CSB), our principal banking entity; and
•Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs™).

Schwab’s securities broker-dealers have over 400 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore.

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

The accompanying consolidated financial statements include CSC and its subsidiaries. Intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with GAAP, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from those estimates. Certain estimates relate to taxes on income, legal and regulatory reserves, and fair values of assets acquired and liabilities assumed, as well as goodwill recognized, in business combinations.

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries; and futures and foreign exchange trade execution services through its futures commission merchant (FCM) and forex dealer member (FDM) subsidiary. Our consolidated financial statements include the results of operations and financial condition of TD Ameritrade beginning on October 6, 2020. See Note 3 for additional information on our acquisition of TD Ameritrade.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. Beginning in 2020, order flow revenue was reclassified from other revenue to trading revenue in the consolidated statements of income. Beginning in 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization and presented separately in the consolidated statements of income. Beginning in 2020, acquired intangible assets – net was reclassified from other assets and presented separately in the consolidated balance sheets. Prior period amounts have been reclassified to reflect these changes. Corresponding presentation changes have been made to the consolidated statements of cash flows and related notes.

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

2.    Summary of Significant Accounting Policies

Revenue recognition

Net interest revenue
Net interest revenue is not within the scope of Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers (ASC 606), because it is generated from financial instruments covered by various other areas of GAAP. Net interest revenue is the difference between interest generated on interest earning assets and interest paid on funding sources. Our primary interest earning assets include cash and cash equivalents; segregated cash and investments; margin loans; investment securities; and bank loans. Fees earned and incurred on securities borrowing and lending activities, which are conducted by the Company’s broker-dealer subsidiaries on assets held in client brokerage accounts, are also included in interest revenue and expense.

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

Trading revenue

Trading revenue is primarily generated through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs, as well as order flow revenue. In late 2019, Schwab eliminated online trading commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options. Commissions revenue is earned when the trades are executed and collected when the trades are settled. Order flow revenue is comprised of rebate payments received from execution venues to which our broker-dealer subsidiaries send equity and option orders. Order flow revenue is recognized when the trades are executed and is collected on a monthly or quarterly basis.

Bank deposit account fees

Bank deposit account fees consist of revenues resulting from sweep programs offered to certain clients whereby uninvested client cash is swept off-balance sheet to FDIC-insured (up to specified limits) accounts at the TD Depository Institutions and other third-party depository institutions. The Company provides marketing, recordkeeping, and support services related to these sweep programs to the TD Depository Institutions and other third-party depository institutions in exchange for bank deposit account fees. These revenues are based on floating and fixed yields as elected by the Company subject to certain requirements, less interest paid to clients and other applicable fees. Bank deposit account fees are earned and recognized over time and collected on a monthly basis.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Other revenue

Other revenue includes exchange processing fees, certain service fees, software fees, and non-recurring gains. Generally, the most significant portion of other revenue is exchange processing fees, which are comprised of fees the Company’s broker-dealer subsidiaries charge clients to offset the exchange processing fees imposed on us by third-parties. Exchange processing fees are earned and collected when the trade is executed and are recognized gross of amounts remitted to the third-parties, which are included in other expenses.

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

Cash and investments segregated and on deposit for regulatory purposes

Pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 and other applicable regulations, Schwab maintains cash or qualified securities in segregated reserve accounts for the exclusive benefit of clients. Cash and investments segregated and on deposit for regulatory purposes include resale agreements, which are collateralized by U.S. Government and agency securities. Resale agreements are accounted for as collateralized financing transactions that are recorded at their contractual amounts plus accrued interest. Under these resale agreements, the Company obtains collateral with a market value equal to or in excess of the principal amount loaned and the interest accrued. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities. Certificates of deposit and U.S. Government securities are recorded at fair value and unrealized gains and losses are included in earnings.

Schwab applies the practical expedient based on collateral maintenance provisions under ASC 326, Financial Instruments – Credit Losses, in estimating an allowance for credit losses for resale agreements. This practical expedient can be applied for financial assets with collateral maintenance provisions requiring the borrower to continually adjust the amount of the collateral securing the financial assets as a result of fair value changes in the collateral. In accordance with the practical expedient, when the Company reasonably expects that borrowers (or counterparties, as applicable) will replenish the collateral as required, there is no expectation of credit losses when the collateral’s fair value is greater than the amortized cost of the financial asset. If the amortized cost exceeds the fair value of collateral, then credit losses are estimated only on the unsecured portion.

Receivables from brokerage clients

Receivables from brokerage clients include margin loans to securities brokerage clients and other trading receivables from clients. Margin loans are collateralized by client securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires clients to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for margin loans. An allowance for credit losses on unsecured or partially secured receivables from brokerage clients is estimated based on the aging of those receivables. Unsecured balances due to confirmed fraud are reserved immediately. The Company’s policy is to charge off any delinquent margin loans, including the accrued interest on such loans, no later than at 90 days past due. Accrued interest charged off is recognized as credit loss expense and is included in other expenses in the consolidated statements of income. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in accordance with federal regulations. The collateral is not reflected in the consolidated financial statements. The allowance for credit losses for receivables from brokerage clients and related activity were immaterial for all periods presented.

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

AFS investment securities

AFS investment securities are recorded at fair value and unrealized gains and losses, other than losses related to credit factors, are reported, net of taxes, in AOCI included in stockholders’ equity. Realized gains and losses from sales of AFS investment securities are determined using the specific-identification method and are included in other revenue. Interest income is recognized using the effective interest method based on the contractual terms of the security. Where applicable, prepayments are accounted for as they occur (i.e., prepayments are not estimated).

An AFS investment security is impaired if the fair value of the security is less than its amortized cost basis. Management evaluates AFS investment securities with unrealized losses to determine whether the security impairment has resulted from a credit loss or other factors. This evaluation is performed quarterly on an individual security basis.

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

If management determines that the impairment of an AFS investment security (or a portion of the impairment) is related to credit losses, an allowance for credit losses is recorded for that security through a charge to earnings. The allowance for credit losses is measured as the difference between the amortized cost and the present value of expected cash flows and is limited to the difference between amortized cost and the fair value of the security. The Company estimates credit losses on a discounted cash flow basis using the security’s effective interest rate. Changes in the allowance for credit losses are recorded through earnings in the period of the change.

If it is determined that the Company intends to sell the impaired security or if it is more likely than not that the Company will be required to sell the security before any anticipated recovery of the amortized cost basis, any allowance for credit losses of that security will be written off and the amortized cost basis of the security will be written down to fair value with any incremental impairment recorded through earnings.

The Company excludes accrued interest from the fair value and the amortized cost basis of the AFS investment securities for the purposes of identifying and measuring impairment of the securities. AFS investment securities are placed on nonaccrual status on a timely basis and any accrued interest receivable is reversed through interest income.

Securities borrowed and securities loaned

Securities borrowed transactions require Schwab to deliver cash to the lender in exchange for securities; the receivables from these transactions are included in other assets on the consolidated balance sheets. For securities loaned, Schwab receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned; the payables from these transactions are included in accrued expenses and other liabilities on the consolidated balance sheets. The market value of securities borrowed and loaned is monitored and collateral is adjusted to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for securities borrowed receivables.

Bank loans and related allowance for loan losses

Bank loans held for investments are recorded at amortized cost, which is comprised of the contractual principal amounts adjusted for unamortized direct origination costs or net purchase discounts or premiums. Direct origination costs and premiums and discounts are recognized in interest revenue using the effective interest method over the contractual life of the loan and are adjusted for actual prepayments. Additionally, management estimates an allowance for credit losses, which is

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

deducted from the amortized cost basis of loans to arrive at the amount expected to be collected. The bank loan portfolio includes three portfolio segments: residential real estate, PALs, and other loans. We use these segments when developing and documenting our methodology for determining the allowance for credit losses. The residential real estate portfolio segment is divided into two classes of financing receivables for purposes of monitoring and assessing credit risk: First Mortgages and HELOCs.

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

The methodology to establish an allowance for credit losses for the residential real estate portfolio segment utilizes statistical models that estimate prepayments, defaults, and expected losses for this portfolio segment based on predicted behavior of individual loans within the segment. The methodology also evaluates concentrations in the classes of financing receivables, including loan products within those classes, year of origination, and geographical distribution of collateral.

Expected credit losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio (Estimated Current LTV) of each loan, the term and structure of each loan, current key interest rates including U.S. Treasury and LIBOR rates, and borrower FICO scores. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, interest rates, and the unemployment rate. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience adjusted for current trends and market information, which includes current and forecasted conditions. Loss severity (i.e., loss given default) estimates are based on our historical loss experience and market trends, both current and forecasted. The loss severity estimate used in the allowance for credit loss methodology for HELOCs is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. The unemployment rate forecast is typically based on the recent consensus of regularly published economic surveys. Linear interpolation is applied to revert to long-term trends after the reasonable and supportable forecast period.

The methodology described above results in loss factors that are applied to the amortized cost basis of loans, exclusive of accrued interest receivable, to determine the allowance for credit losses for First Mortgages and HELOCs.

Management also estimates a liability for expected credit losses on the Company’s commitments to extend credit related to unused HELOCs and commitments to purchase first mortgages. See Note 15 for additional information on these commitments. The liability is calculated by applying the loss factors described above to the commitments expected to be funded and is included in accrued expenses and other liabilities on the consolidated balance sheets. The liability for expected credit losses on these commitments and related activity were immaterial for all periods presented.

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

All equipment types and furniture	3 to 10 years
Buildings	40 years
Building and land improvements	20 years
Software	3 to 10 years (1)
Leasehold improvements	Lesser of useful life or lease term
(1) Amortized over contractual term if less than three years.

Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill

Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount of a reporting unit exceeds its estimated fair value, resulting in an impairment charge for this excess, with the maximum charge limited to the carrying value of goodwill allocated to that reporting unit. Our annual impairment testing date is April 1st. Schwab can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. A qualitative assessment considers macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, and Company specific factors such as market capitalization in excess of net assets, trends in revenue generating activities, and merger or acquisition activity.

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

Leases

The Company has operating leases for corporate offices, branch locations, and server equipment and determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has also elected to not record leases acquired in a business combination on the balance sheet if the remaining term as of the acquisition date is 12 months or less. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease liability may include payments that depend on a rate or index (such as the Consumer Price Index), measured using the rate or index at the commencement date. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable. These payments are not recognized as part of the lease liability and are expensed in the period incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Income taxes

Schwab provides for income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period such changes are enacted. Uncertain tax positions are evaluated to determine whether they are more likely than not to be sustained upon examination. When tax positions are more likely than not to be sustained upon examination the difference between positions taken on tax return filings and estimated potential tax settlement outcomes are recognized in accrued expenses and other liabilities. If a position is not more likely than not to be

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

sustained, then none of the tax benefit is recognized in Schwab’s financial statements. Accrued interest and penalties relating to unrecognized tax benefits are recorded in taxes on income. Schwab records amounts within AOCI net of taxes. Income tax effects are released from AOCI using the specific-identification method.

Share-based compensation

Share-based compensation includes employee and board of director stock options and restricted stock units. Schwab measures compensation expense for these share-based payment arrangements based on their estimated fair values as of the grant date. The fair value of the share-based award is recognized over the service period as share-based compensation. Share-based compensation expense is based on options or units expected to vest and therefore is reduced for estimated forfeitures. Per the Company’s accounting policy election, forfeitures are estimated at the time of grant and reviewed annually based on the Company’s historical forfeiture experience. Share-based compensation expense is adjusted in subsequent periods if actual forfeitures differ from estimated forfeitures. The excess tax benefits or deficiencies from the exercise of stock options and the vesting of restricted stock units are recorded in taxes on income.

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

Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:
•Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access.
•Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates, benchmark yields, issuer spreads, new issue data, and collateral performance.
•Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

	Adoption provides for retrospective or prospective application to all implementation costs incurred after the date of adoption.	January 1, 2020	The Company adopted this guidance prospectively on January 1, 2020. As such, adoption had no impact on the Company’s financial statements. Historically, Schwab has expensed implementation costs as they are incurred for CCAs that are service contracts. Therefore, adopting this guidance changed the Company’s accounting treatment for these types of implementation costs prospectively from the adoption date.

Standard	Description	Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2020-4, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”	Provides optional expedients and exceptions for applying existing accounting guidance to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, including simplifying accounting analyses for contract modifications.

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

There are no new accounting standards not yet adopted that are material to the Company as of December 31, 2020.

3.    Business Acquisitions

TD Ameritrade

On October 6, 2020 Schwab completed its previously announced acquisition of TD Ameritrade. As a result of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries, and futures and foreign exchange trade execution services through its FCM and FDM subsidiary. TD Ameritrade also provides cash sweep and deposit account products through the IDA agreement, as well as bank deposit account sweep agreements with other third-party depository institutions. The Company anticipates this transaction will add scale to help support the Company’s ongoing efforts to enhance the client experience, provide deeper resources for individual investors as well as RIAs, and continue to improve its operating

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

efficiency.

In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and approximately 77 million shares of nonvoting common stock, as described below. For further details on the new class of nonvoting common stock, see Note 19.

Information regarding the acquisition is provisional and based on information that was available in the limited time since October 6, 2020. Due to the timing of the close of the acquisition, the information described below will be finalized in subsequent periods as prescribed in ASC 805, Business Combinations.

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

The Company accounted for the TD Ameritrade acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values, except for certain exceptions to the recognition principle of acquisition accounting, such as leases, share-based payments, and income taxes, as of the date of acquisition. The determination of fair values requires management to make significant estimates and assumptions. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair values of the acquired assets and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes provisional information including the purchase price, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of the October 6, 2020 acquisition date.

Purchase price	$21,758
Fair values of assets acquired:
Cash and cash equivalents	3,484
Cash and investments segregated and on deposit for regulatory purposes	14,236
Receivables from brokerage clients	28,009
Available for sale securities	1,779
Acquired intangible assets	8,880
Equipment, office facilities, and property	470
Other assets	3,088
Total assets acquired	59,946
Fair values of liabilities assumed:
Payables to brokerage clients	37,599
Accrued expenses and other liabilities	6,975
Long-term debt	3,829
Total liabilities assumed	48,403
Fair value of net identifiable assets acquired	11,543
Goodwill	$10,215

The provisional identifiable tangible and intangible assets of $470 million and $8.9 billion, respectively, are subject to depreciation and amortization. The following table summarizes the major classes of tangible and intangible assets and their respective estimated fair values and weighted-average useful lives:

	Estimated Fair Value	Weighted-Average Estimated Useful Life (Years)
Equipment, office facilities, and property
Real property (1)	$226	37
Personal property (2)	162	2
Construction in progress	49	N/A
Land	33	N/A
Total equipment, office facilities, and property	$470

Acquired intangible assets
Client relationships	$8,700	20
Existing technology	165	2
Trade names	15	2
Total acquired intangible assets	$8,880
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Goodwill of $10.2 billion is primarily attributable to the scale, skill sets, operations, and synergies that can be leveraged to enable the combined company to build a stronger enterprise and will not be deductible for tax purposes. The goodwill assigned to the Investor Services and Advisor Services segments were $6.4 billion and $3.8 billion, respectively.

The Company’s consolidated statements of income include total net revenues and net income attributable to the TD Ameritrade acquisition of $1.7 billion and $583 million, respectively, for the period October 6, 2020 through December 31, 2020.

In connection with the TD Ameritrade acquisition, the Company incurred various professional fees and other costs such as advisory, legal, and accounting fees. In total, the Company incurred acquisition costs of $56 million and $11 million for the years ended December 31, 2020 and 2019, respectively, which are primarily included in professional services on the consolidated statements of income.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the TD Ameritrade acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs, amortization and depreciation of acquired intangible and tangible assets, the impact of the amended IDA agreement which reduced the service fee on client cash deposits held at the TD Depository Institutions to 15 basis points from the 25 basis points paid by TD Ameritrade under its previous IDA agreement, and other immaterial adjustments for the effects of purchase accounting, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. Pro forma net income for the year ended December 31, 2020 excludes after-tax acquisition costs for both Schwab and TD Ameritrade of $115 million. These costs and after-tax acquisition costs of $30 million incurred in 2019 by Schwab and TD Ameritrade are included in pro forma net income for the year ended December 31, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the TD Ameritrade acquisition been completed as of January 1, 2019.

	Year Ended December 31,

	2020	2019
Total net revenues	$16,514	$16,561
Net income	4,655	5,240

USAA-IMCO
On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash. Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition has added scale to the Company’s operations through the addition of over one million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement.

The Company accounted for the USAA-IMCO acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. During the three months ended September 30, 2020, we made a $43 million post-closing adjustment to the purchase price resulting in reductions of $9 million and $34 million to our initial estimates of the fair value of the intangible assets acquired and goodwill, respectively. The Company finalized the valuation of assets and liabilities during the three months ended December 31, 2020, resulting in no additional adjustments to the estimated fair values as of the date of acquisition.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the purchase price, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of the May 26, 2020 acquisition date, adjusted for the post-closing adjustments described above.

Purchase price	$1,581
Fair values of assets acquired:
Cash segregated and on deposit for regulatory purposes	4,392
Receivables from brokerage clients	80
Acquired intangible assets	1,109
Total assets acquired	5,581
Fair values of liabilities assumed:
Payables to brokerage clients	4,472
Total liabilities assumed	4,472
Fair value of net identifiable assets acquired	1,109
Goodwill	$472

The identifiable intangible assets of $1.1 billion are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective estimated fair values and weighted-average useful lives.

	Estimated Fair Value	Weighted-Average Estimated Useful Life (years)
Client relationships	$962	18
Brokerage referral agreement (1)	142	20
Royalty-free license	5	7
Total acquired intangible assets	$1,109
(1) The brokerage referral agreement has an initial term of 5 years and is automatically renewable for one-year increments thereafter.

The estimated fair values of client relationships, the brokerage referral agreement, and the royalty-free license were estimated using the multi-period excess earnings, with-and-without, and relief from royalty methods, respectively. The multi-period excess earnings method starts with a forecast of all of the expected future net cash flows associated with the asset, and the relief from royalty method starts with a forecast of the royalties saved by the Company because it owns the asset. The with-and-without method quantifies the difference between forecasted cash flows with the asset and without the asset. The forecasts are then adjusted to present value by applying an appropriate discount rate that reflects the risks associated with the cash flow streams.

Goodwill recorded of $472 million, primarily attributable to the additional scale and anticipated synergies from the USAA-IMCO acquisition, was assigned to the Investor Services segment and is deductible for tax purposes.

The Company’s consolidated statements of income include total net revenues and net loss attributable to the USAA-IMCO acquisition of $235 million and $51 million, respectively, for the period May 26, 2020 through December 31, 2020.

In connection with the acquisition, the Company agreed to reimburse USAA for certain contract termination and other fees and severance costs incurred by USAA. These costs totaled $21 million for the year ended December 31, 2020 and are included in other expense on the consolidated statements of income. Additionally, the Company incurred various professional fees and other costs related to the USAA-IMCO acquisition, such as advisory, legal, and accounting fees. In total, the Company incurred acquisition costs of $54 million and $14 million for the years ended December 31, 2020 and 2019, respectively, which are primarily included in professional services, other expense, and compensation and benefits on the consolidated statements of income.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the USAA-IMCO acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs and amortization of acquired intangible assets, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. Pro forma net income for the year ended December 31, 2020 excludes after-tax acquisition costs of $41 million. These costs, and after-tax acquisition costs of $10 million incurred in 2019, are included in pro forma net income for the year

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

ended December 31, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the USAA-IMCO acquisition been completed as of January 1, 2019.

	Year Ended December 31,
	2020	2019
Total net revenues	$11,794	$11,057
Net income	3,005	3,407

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2020	2019	2018
Net interest revenue
Interest revenue	$6,531	$7,580	$6,680
Interest expense	(418)	(1,064)	(857)
Net interest revenue	6,113	6,516	5,823
Asset management and administration fees
Mutual funds, ETFs, and CTFs (1)	1,770	1,747	1,837
Advice solutions	1,443	1,198	1,139
Other (1)	262	266	253
Asset management and administration fees	3,475	3,211	3,229
Trading revenue
Commissions	739	549	685
Order flow revenue (2)	621	135	139
Principal transactions	56	68	78
Trading revenue (2)	1,416	752	902
Bank deposit account fees	355	—	—
Other (2)	332	242	178
Total net revenues	$11,691	$10,721	$10,132
(1) Beginning in the first quarter of 2019, a change was made to move CTFs from other asset management and administration fees. Prior period amounts have been recast to reflect this change.
(2) Beginning in the first quarter of 2020, order flow revenue was reclassified from other revenue to trading revenue. Amounts in prior periods have been reclassified to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 24. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances
Receivables from contracts with customers within the scope of ASC 606 were $579 million at December 31, 2020 and $356 million at December 31, 2019 and were recorded in other assets on the consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of December 31, 2020 and 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.    Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2020	2019
Receivables
Margin loans, net of allowance for credit losses	$60,865	$19,474
Other brokerage receivables	3,575	2,293
Receivables from brokerage clients — net	$64,440	$21,767
Payables
Interest-bearing payables	$84,642	$29,009
Non-interest-bearing payables	19,559	10,211
Payables to brokerage clients	$104,201	$39,220

At December 31, 2020, approximately 17% of total CS&Co and TD Ameritrade, Inc. client accounts were located in California. At December 31, 2019, approximately 22% of CS&Co’s total client accounts were located in California.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.    Investment Securities
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are as follows:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$283,911	$7,005	$563	$290,353
Asset-backed securities (1)	18,808	174	84	18,898
Corporate debt securities (2)	12,408	388	—	12,796
U.S. Treasury securities	10,631	25	—	10,656
U.S. state and municipal securities	1,544	153	—	1,697
Foreign government agency securities	1,411	2	—	1,413
Non-agency commercial mortgage-backed securities	1,213	52	—	1,265
Certificates of deposit	300	—	—	300
Other	22	—	—	22
Total available for sale securities	$330,248	$7,799	$647	$337,400

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$45,964	$312	$121	$46,155
Corporate debt securities (2)	5,427	57	—	5,484
Asset-backed securities (1)	4,970	30	13	4,987
U.S. Treasury securities	3,387	3	6	3,384
Certificates of deposit	1,000	4	—	1,004
Commercial paper (2,3)	394	1	—	395
Non-agency commercial mortgage-backed securities	13	—	—	13
Total available for sale securities	$61,155	$407	$140	$61,422
Held to maturity securities
U.S. agency mortgage-backed securities	$109,325	$1,521	$280	$110,566
Asset-backed securities (1)	17,806	50	85	17,771
Corporate debt securities (2)	4,661	57	—	4,718
U.S. state and municipal securities	1,301	103	—	1,404
Non-agency commercial mortgage-backed securities	1,119	22	—	1,141
U.S. Treasury securities	223	5	—	228
Certificates of deposit	200	—	—	200
Foreign government agency securities	50	—	—	50
Other	21	—	—	21
Total held to maturity securities	$134,706	$1,758	$365	$136,099
(1) Approximately 51% and 43% of asset-backed securities held as of December 31, 2020 and 2019, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 36% and 42% of the asset-backed securities held as of December 31, 2020 and 2019, respectively.
(2) As of December 31, 2020 approximately 46% of the total AFS, and as of December 31, 2019, approximately 32%, of the total AFS and HTM investments in corporate debt securities and commercial paper were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the consolidated balance sheets, but excluded from this table is $2.5 billion of AFS commercial paper as of December 31, 2019 (none as of December 31, 2020). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

On January 1, 2019 the Company transferred certain U.S. agency mortgage-backed securities with a fair value of $8.8 billion from the HTM category to the AFS category as permitted by ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). This transfer resulted in a net of tax increase to AOCI of $19 million.

In October 2019, the Federal Reserve issued a final enhanced prudential standards rule, and the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC jointly issued a final regulatory capital and liquidity rule. With total consolidated assets of $294.0 billion at December 31, 2019, CSC is designated as a Category III firm pursuant to the framework established by the final rules. Accordingly, the Company opted to exclude AOCI from its regulatory capital as

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

permitted by the regulatory capital and liquidity rule beginning January 1, 2020. In accordance with ASC 320, Investment – Debt Securities and as of January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $134.7 billion and a total net unrealized gain of $1.4 billion.

At December 31, 2020, our banking subsidiaries had pledged securities with a fair value of $44.7 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 13). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $7.9 billion as collateral for this facility at December 31, 2020. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.2 billion at December 31, 2020.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$61,706	$551	$4,774	$12	$66,480	$563
Asset-backed securities	1,398	13	5,822	71	7,220	84
Total	$63,104	$564	$10,596	$83	$73,700	$647

December 31, 2019
Available for sale securities
U.S. agency mortgage-backed securities	$16,023	$94	$6,592	$27	$22,615	$121
Asset-backed securities	960	6	298	7	1,258	13
U.S. Treasury securities	510	—	1,243	6	1,753	6
Total	$17,493	$100	$8,133	$40	$25,626	$140
Held to maturity securities
U.S. agency mortgage-backed securities	$16,183	$100	$18,910	$180	$35,093	$280
Asset-backed securities	7,507	63	2,898	22	10,405	85
Total	$23,690	$163	$21,808	$202	$45,498	$365
Total securities with unrealized losses	$41,183	$263	$29,941	$242	$71,124	$505

At December 31, 2020, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Note 2. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the year ended December 31, 2020. None of the Company’s AFS securities held as of December 31, 2020 had an allowance for credit losses. No amounts were recognized as OTTI in earnings or other comprehensive income during the years ended December 31, 2019 and 2018. As of December 31, 2019, Schwab did not hold any securities on which OTTI was previously recognized.

The Company had $634 million of accrued interest receivable as of December 31, 2020 for AFS securities, and $471 million of accrued interest receivable for AFS and HTM securities as of December 31, 2019. These amounts are excluded from the amortized cost basis of AFS and HTM securities and included in other assets on the consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the year ended December 31, 2020, and no write-offs of accrued interest receivable on AFS securities or HTM securities during the year ended December 31, 2019.

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

The maturities of AFS securities are as follows:

December 31, 2020	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
U.S. agency mortgage-backed securities	$1,758	$22,392	$63,400	$202,803	$290,353
Asset-backed securities	15	5,975	4,012	8,896	18,898
Corporate debt securities	3,632	6,429	2,735	—	12,796
U.S. Treasury securities	10,316	340	—	—	10,656
U.S. state and municipal securities	—	116	824	757	1,697
Foreign government agency securities	125	1,288	—	—	1,413
Non-agency commercial mortgage-backed securities	—	—	—	1,265	1,265
Certificates of deposit	300	—	—	—	300
Other	—	—	—	22	22
Total fair value	16,146	36,540	70,971	213,743	337,400
Total amortized cost	$16,080	$35,119	$68,080	$210,969	$330,248
Weighted-average yield (1)	1.01%	2.09%	1.81%	1.10%	1.35%
(1) The weighted-average yield is computed using the amortized cost at December 31, 2020.

Proceeds and gross realized gains and losses from sales of AFS securities are as follows:

Year Ended December 31,	2020	2019	2018
Proceeds	$4,801	$24,495	$115
Gross realized gains	5	16	—
Gross realized losses	1	10	—

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.    Bank Loans and Related Allowance for Credit Losses

The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

December 31, 2020	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$14,804	$27	$1	$72	$100	$14,904	$22	$14,882
HELOCs (1,2)	823	1	1	17	19	842	5	837
Total residential real estate	15,627	28	2	89	119	15,746	27	15,719
Pledged asset lines	7,901	10	5	—	15	7,916	—	7,916
Other	181	—	—	—	—	181	3	178
Total bank loans	$23,709	$38	$7	$89	$134	$23,843	$30	$23,813

December 31, 2019
Residential real estate:
First Mortgages (1,2)	$11,665	$24	$4	$11	$39	$11,704	$11	$11,693
HELOCs (1,2)	1,105	2	1	9	12	1,117	4	1,113
Total residential real estate	12,770	26	5	20	51	12,821	15	12,806
Pledged asset lines	5,202	4	—	—	4	5,206	—	5,206
Other	201	—	—	2	2	203	3	200
Total bank loans	$18,173	$30	$5	$22	$57	$18,230	$18	$18,212
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $72 million and $74 million at December 31, 2020 and 2019, respectively.
(2) At December 31, 2020 and 2019, 45% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2020 or 2019.

At December 31, 2020, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 13).

Changes in the allowance for credit losses on bank loans were as follows:

	December 31, 2020					December 31, 2019					December 31, 2018
	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)	First Mortgages	HELOCs	Total residential real estate	Other	Total (1)
Balance at beginning of year	$11	$4	$15	$3	$18	$14	$5	$19	$2	$21	$16	$8	$24	2	$26
Adoption of ASU 2016-13	1	—	1	—	1	—	—	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Recoveries	1	—	1	—	1	1	1	2	—	2	1	1	2	—	2
Provision for credit losses	9	1	10	—	10	(4)	(2)	(6)	1	(5)	(3)	(4)	(7)	1	(6)
Balance at end of year	$22	$5	$27	$3	$30	$11	$4	$15	$3	$18	$14	$5	$19	$2	$21
Note: Substantially all of the bank loans were collectively evaluated for impairment at December 31, 2019 and 2018.
(1) All PALs were fully collateralized by securities with fair values in excess of borrowings as of each period presented.

Despite the impact of COVID-19 on the economy and the continued uncertainty of the economic outlook, credit quality metrics and overall performance of the bank loan portfolios remained strong in 2020. The ACL increased from January 1, 2020 to December 31, 2020, primarily due to growth in mortgage loan origination during the year, driven by the continued low interest rate environment, and also reflects management’s consideration of qualitative factors associated with the potential persistence and effects of COVID-19 on the economic recovery. At December 31, 2020, management’s reasonable and supportable forecast period extends through 2024, with limited growth in home prices anticipated over the near term and unemployment expected to remain above 5% through the end of 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

December 31,	2020	2019
Nonaccrual loans (1)	$89	$22
Other real estate owned (2)	1	1
Total nonperforming assets	90	23
Troubled debt restructurings	1	2
Total nonperforming assets and troubled debt restructurings	$91	$25
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
•Loan-to-value (LTV) ratios at origination (Origination LTV); and
•Estimated Current LTV ratios.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	pre-2016	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$—	$—	$—	$—	$2	$3	$—	$—	$—
620 – 679	29	13	3	8	17	14	84	1	3	4
680 – 739	794	355	105	181	166	253	1,854	82	80	162
≥740	7,150	2,452	449	858	1,029	1,025	12,963	380	296	676
Total	$7,974	$2,820	$557	$1,047	$1,212	$1,294	$14,904	$463	$379	$842
Origination LTV
≤70%	$6,653	$2,211	$396	$793	$1,024	$911	$11,988	$351	$269	$620
>70% – ≤90%	1,321	609	161	254	188	380	2,913	112	107	219
>90% – ≤100%	—	—	—	—	—	3	3	—	3	3
Total	$7,974	$2,820	$557	$1,047	$1,212	$1,294	$14,904	$463	$379	$842
Weighted Average Updated FICO
<620	$5	$2	$1	$4	$2	$17	$31	$3	$9	$12
620 – 679	67	34	16	21	20	40	198	12	20	32
680 – 739	784	252	66	121	110	171	1,504	58	55	113
≥740	7,118	2,532	474	901	1,080	1,066	13,171	390	295	685
Total	$7,974	$2,820	$557	$1,047	$1,212	$1,294	$14,904	$463	$379	$842
Estimated Current LTV (1)
≤70%	$6,999	$2,582	$533	$1,034	$1,207	$1,283	$13,638	$452	$368	$820
>70% – ≤90%	975	238	24	13	5	11	1,266	11	9	20
>90% – ≤100%	—	—	—	—	—	—	—	—	1	1
>100%	—	—	—	—	—	—	—	—	1	1
Total	$7,974	$2,820	$557	$1,047	$1,212	$1,294	$14,904	$463	$379	$842
Percent of Loans on Nonaccrual Status	0.09%	0.38%	1.02%	0.87%	0.24%	2.82%	0.48%	1.37%	2.80%	2.02%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

December 31, 2020	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$7,916	770	—
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

At December 31, 2020, First Mortgage loans of $12.9 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 26% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 77% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At December 31, 2020 and 2019, Schwab had $43 million and $46 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the consolidated balance sheets.

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

The following table presents HELOCs converted to amortizing loans during each period presented:

December 31,	2020	2019
HELOCs converted to amortizing loans	$26	$44

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2020	Balance
Converted to an amortizing loan by period end	$379
Within 1 year	31
> 1 year – 3 years	88
> 3 years – 5 years	95
> 5 years	249
Total	$842

At December 31, 2020, $664 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2020, the borrowers on approximately 52% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2020	2019
Software	$2,314	$1,876
Buildings	1,444	1,056
Leasehold improvements	455	360
Information technology equipment	374	253
Construction in progress	325	324
Furniture and equipment	288	241
Land	208	163
Telecommunications equipment	135	91
Other	7	—
Total equipment, office facilities, and property	5,550	4,364
Accumulated depreciation and amortization	(2,667)	(2,236)
Total equipment, office facilities, and property — net (1)	$2,883	$2,128
(1) The Company assumed the estimated fair value of TD Ameritrade’s equipment, office facilities and property as of the date acquisition on October 6, 2020. See Note 3.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.    Goodwill and Acquired Intangible Assets

Acquired intangible assets and goodwill are detailed below:

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Client relationships	$10,089	$386	$9,703	$274	$228	$46
Technology	305	112	193	89	84	5
Trade names	113	18	95	91	14	77
Total acquired intangible assets	$10,507	$516	$9,991	$454	$326	$128

Estimated future annual amortization expense for acquired intangible assets as of December 31, 2020 is as follows:

2021	$615
2022	596
2023	534
2024	518
2025	512
Thereafter	7,139
Total	$9,914
Note: The above schedule excludes indefinite-lived intangible assets of $77 million.

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
Balance at December 31, 2018	$1,096	$131	$1,227
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2019	1,096	131	1,227
Goodwill acquired in TD Ameritrade acquisition	6,380	3,835	10,215
Goodwill acquired in other acquisitions	494	16	510
Balance at December 31, 2020	$7,970	$3,982	$11,952

See Note 3 for additional information on the Company’s acquisitions.

As of our annual testing date, we performed an assessment of each of the Company’s reporting units. Based on this analysis we concluded that goodwill was not impaired. There were no indicators that goodwill was impaired after our annual testing date. Schwab did not recognize any goodwill impairment in any of the years presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

10.    Other Assets

The components of other assets are as follows:

December 31,	2020	2019
Other receivables from brokers, dealers, and clearing organizations	$1,748	$235
Receivables — interest, dividends, and other	1,180	788
Other investments (1)	1,019	633
Operating lease ROU assets	937	577
Securities borrowed	873	735
Other securities owned at fair value	687	718
Customer contract receivables	579	356
Capitalized contract costs	303	281
Other	457	264
Total other assets	$7,783	$4,587
(1) Primarily CRA-related, including LIHTC investments; also includes investments in FHLB stock of $29 million and $35 million at December 31, 2020 and 2019, respectively, which can only be sold to the issuer at its par value. Any cash dividends received from investments in FHLB stock are recognized as interest revenue in the consolidated statements of income. During 2020, CSB and CSPB became members of the Federal Reserve and as a condition of membership, are required to hold Federal Reserve Stock. As such, other investments also includes investments in FRB stock of $191 million at December 31, 2020.

Capitalized contract costs
Capitalized contract costs relate to incremental costs of obtaining a contract with a customer, including sales commissions paid to employees for obtaining contracts with clients. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. Capitalized contract costs were $303 million and $281 million at December 31, 2020 and 2019, respectively. Amortization expense related to capitalized contract costs was $63 million and $55 million in 2020 and 2019, respectively, which was recorded in compensation and benefits expense on the consolidated statements of income.

11.    Variable Interest Entities

As of December 31, 2020 and 2019, all of Schwab’s involvement with VIEs is through CSB’s CRA-related investments and most of those are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During 2020 and 2019, CSB recorded amortization of $56 million and $39 million, respectively, and recognized tax credits and other tax benefits of $69 million and $47 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2020			December 31, 2019
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC Investments (1)	$649	$344	$649	$516	$275	$516
Other CRA Investments (2)	118	—	152	120	—	154
Total	$767	$344	$801	$636	$275	$670
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.
(2) Other CRA investments are accounted for as loans at amortized cost, equity method investments, AFS securities, or using the adjusted cost method. Aggregate assets are included in AFS securities, bank loans – net, or other assets on the consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2021 and 2024. During the years ended December 31, 2020 and 2019, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

12.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2020	2019
Interest-bearing deposits:
Deposits swept from brokerage accounts	$332,513	$201,531
Checking	17,785	12,650
Savings and other	6,739	5,168
Total interest-bearing deposits	357,037	219,349
Non-interest-bearing deposits	985	745
Total bank deposits	$358,022	$220,094

13.    Borrowings

CSC Senior Notes

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes.

TDA Senior Notes

On October 6, 2020, the effective date of our acquisition of TD Ameritrade, TD Ameritrade’s debt outstanding was recognized at provisional fair value and with no change in existing terms. See Note 3 The TD Ameritrade debt outstanding on the acquisition date included $3.6 billion par value of TDA Senior Notes. These notes are unsecured obligations. TDA Holding may redeem some or all of the TDA Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate TDA Senior Notes and quarterly for the floating-rate TDA Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table lists long-term debt by instrument outstanding as of December 31, 2020 and 2019.

	Date of	Principal Amount Outstanding
	Issuance	2020	2019
CSC Fixed-rate Senior Notes:
4.450% due July 22, 2020 (1)	07/22/10	$—	$700
3.250% due May 21, 2021	05/22/18	600	600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	—
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	—
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
4.625% due March 22, 2030	03/24/20	500	—
1.650% due March 11, 2031	12/11/20	750	—
Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	600	600
Total CSC Senior Notes		9,881	7,481
TDA Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	750	N/A
3.750% due April 1, 2024	11/01/18	400	N/A
3.625% due April 1, 2025	10/22/14	500	N/A
3.300% due April 1, 2027	04/27/17	800	N/A
2.750% due October 1, 2029	08/16/19	500	N/A
Floating-rate TDA Senior Notes:
Three-month LIBOR + 0.43% due November 1, 2021	11/01/18	600	N/A
Total TDA Senior Notes		3,550	N/A
Other financing		6	—
Unamortized premium/(discount) — net		249	(14)
Debt issuance costs		(54)	(37)
Total long-term debt		$13,632	$7,430
(1) Matured on July 22, 2020.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on long-term debt outstanding at December 31, 2020, are as follows:

Maturities
2021	$1,802
2022	1,008
2023	802
2024	900
2025	2,225
Thereafter	6,700
Total maturities	13,437
Unamortized discount — net	249
Debt issuance costs	(54)
Total long-term debt	$13,632

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of December 31, 2020 and 2019, the collateral pledged provided a total borrowing capacity of $55.1 billion and $34.2 billion, respectively, of which no amounts were outstanding at the end of either year.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the consolidated balance sheets. The investment in FHLB stock was $29 million and $35 million at December 31, 2020 and 2019, respectively.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of December 31, 2020 and 2019, the collateral pledged provided total borrowing capacity of $7.9 billion and $8.5 billion, respectively, of which no amounts were outstanding at the end of either year.

During 2020, CSB and CSPB became members of the Federal Reserve. As a condition of our Federal Reserve membership, we are required to hold Federal Reserve stock, which totaled $191 million at December 31, 2020.

TD Ameritrade Lines of Credit and Revolving Credit Facilities

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2020.

TDAC has access to two senior unsecured committed revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, consisting of an $850 million senior revolving credit facility and a $600 million senior revolving credit facility, maturing in April 2021 and April 2022, respectively. There were no borrowings outstanding under the TDAC senior revolving facilities as of December 31, 2020.

TDA Holding had access to a senior unsecured committed revolving credit facility with a borrowing capacity of $300 million. On October 6, 2020, Schwab entered into a guaranty supplement to guarantee the obligations of TD Ameritrade under this credit agreement. The provision of the guaranty supplement by Schwab was a condition for certain financial covenant and reporting obligations being modified in the credit agreement. There were no borrowings outstanding under the TDA Holding revolving credit facility as of December 31, 2020, and effective January 28, 2021, the Company terminated the TDA Holding revolving credit facility.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

14.    Leases

The following table details the amounts and locations of lease assets and liabilities on the consolidated balance sheet:

December 31,		2020	2019
Lease assets:	Balance Sheet Classification
Operating lease ROU assets	Other assets	$937	$577
Lease liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$1,033	$650
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company had an immaterial finance lease in 2020 and immaterial sublease income for all periods presented.
The components of lease expense are as follows:

Year Ended December 31,	2020	2019
Lease Cost (1)
Operating lease cost (2)	$166	$137
Variable lease cost (3)	34	34
(1) Rent expense related to operating leases was $146 million in 2018.
(2) Includes short-term leases, which are immaterial.
(3) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that would be reflected in the lease liability and what is actually incurred.

The following tables present supplemental lease information:

December 31,	2020	2019
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.02	7.15
Weighted-average discount rate	2.86%	3.42%

Maturity of Lease Liabilities	Operating Leases (1)
2021	$182
2022	193
2023	166
2024	134
2025	117
Thereafter	340
Total lease payments	1,132
Less: Interest	99
Present value of lease liabilities	$1,033
(1) Operating lease payments exclude $24 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases will commence between 2021 and 2022 with lease terms of three years to 15 years.

15.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $8.7 billion and $4.4 billion during 2020 and 2019, respectively. CSB purchased HELOCs with commitments of $458 million and $242 million during 2020 and 2019, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

December 31,	2020	2019
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$8,141	$10,753
Commitments to purchase First Mortgage loans	1,917	1,521
Total	$10,058	$12,274

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At December 31, 2020, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at December 31, 2020. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

The Company also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the amounts it has posted as collateral. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

Effective October 6, 2020, the Company acquired TD Ameritrade. The TD Ameritrade broker-dealer and FCM/FDM subsidiaries’ operations include the execution, settlement, and financing of various client securities, options, futures and foreign exchange transactions. These activities may expose the Company to credit risk and losses in the event the clients are unable to fulfill their contractual obligations. TD Ameritrade is a member of and provides guarantees to securities clearing houses and exchanges under standard membership agreements. TD Ameritrade also engages third-party firms to clear clients’ futures and options on futures transactions and to facilitate clients’ foreign exchange trading, and has agreed to indemnify these firms for any loss that they may incur from the client transactions introduced to them by TD Ameritrade. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

IDA agreement: The Company’s IDA agreement with the TD Depository Institutions became effective on October 6, 2020. The IDA agreement creates responsibilities of the Company and certain contingent obligations. Pursuant to the IDA agreement, cash held in eligible brokerage client accounts must be swept off-balance sheet to money market deposit accounts at the TD Depository Institutions. Schwab provides marketing, recordkeeping and support services to the TD Depository Institutions with respect to the money market deposit accounts for which Schwab receives an aggregate monthly fee, determined by reference to certain yields, less a service fee on client cash deposits held at the TD Depository Institutions, FDIC deposit assessments, and interest on deposits paid to clients. Though unlikely, in the event the sweep arrangement fee computation were to result in a negative amount in any given month, Schwab would be required to pay the TD Depository Institutions.

Pursuant to the IDA agreement, Schwab will be required to move all uninsured IDA balances out of the IDA sweep program on June 30, 2021. The IDA agreement also provides that, starting July 1, 2021, Schwab will have the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the IDA agreement, including the requirement that Schwab can only move IDA balances designated as floating-rate obligations. The amount of Schwab’s initial potential transfer will also be affected by the net growth or decline in the IDA balance from immediately prior to the October 6, 2020 effective date of the IDA agreement through June 30, 2021. In addition, Schwab also must maintain a minimum $50 billion IDA balance through June 2031, and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The total ending IDA balance was $144.6 billion as of October 5, 2020, and $154.1 billion as of December 31, 2020. Were IDA balances to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program.

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

Schwab believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. Unless otherwise noted, the Company is unable to provide a reasonable estimate of any potential liability given the stage of proceedings in the matter. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear reasonably possible that the outcome of any such matter would be material to the financial condition, operating results, or cash flows of the Company.

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

TD Ameritrade Acquisition Litigation: As disclosed previously, Schwab and TD Ameritrade have been responding to a lawsuit challenging the acquisition which was filed on May 12, 2020 in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, TD Bank. The initial complaint named as defendants each member of the TD Ameritrade board of directors at the time the acquisition was approved, as well as TD Bank and Schwab. On June 11, 2020, plaintiff dismissed a claim that had sought to enjoin voting on or consummation of the acquisition. On February 5, 2021, plaintiff filed an amended complaint naming an officer and certain directors of TD Ameritrade at the time the acquisition was approved, as well as TD Bank, certain TD Bank related entities, and Schwab. The amended complaint asserts separate claims for breach of fiduciary duty by the TD Ameritrade officer, certain members of the TD Ameritrade board and TD Bank, and against Schwab for aiding and abetting such

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

breaches, the allegation being that the amendment of the Insured Deposit Account Agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and are contesting the remaining claims in the lawsuit.

16.    Exit and Other Related Liabilities

The integration of TD Ameritrade’s operations is expected to occur over 18 to 36 months from the October 6, 2020 acquisition date. To achieve our integration objectives, the Company expects to recognize significant additional acquisition and integration-related costs and capital expenditures throughout the integration process. Such acquisition and integration-related costs have included and are expected to continue to include professional fees, such as legal, advisory, and accounting fees, costs for technology enhancements, and compensation and benefits expenses for employees and contractors involved in the integration work.

The Company’s acquisition and integration-related spending also includes exit and other related costs, such as severance and other employee termination benefits, retention costs, as well as costs related to facility closures, including accelerated depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending, and support the Company’s ability to achieve integration objectives including expected synergies.

The Company is in the early stages of integration, and our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs are subject to change based on a number of factors, including the expected duration and complexity of the integration process and the heightened uncertainty of the current economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, and increased real estate-related exit cost variability due to the effects of the COVID-19 pandemic.

Inclusive of costs recognized in 2020, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $650 million to $1 billion, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During 2020, the Company incurred pre-tax charges of $186 million for acquisition-related exit costs. The Company expects the remaining exit and other related costs be incurred and charged to expense over the next 15 to 33 months. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

The following is a summary of the activity in the Company’s exit and other related liabilities for the year ended December 31, 2020:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2019	$—	$—	$—
Exit and other related liabilities assumed in business acquisition	18	5	23
Costs incurred and charged to expense (1)	138	38	176
Costs paid or otherwise settled	(70)	(19)	(89)
Balance at December 31, 2020 (2)	$86	$24	$110
(1) Costs incurred for severance pay and other termination benefits, as well as retention costs, are included in employee compensation and benefits on the consolidated statements of income.
(2) Included in accrued and expenses and other liabilities on the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the exit and other related costs incurred by the Company for the year ended December 31, 2020, which represents cumulative costs incurred to date:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$138	$—	$138	$38	$—	$38	$176
Occupancy and equipment	—	6	6	—	1	1	7
Depreciation and amortization	—	2	2	—	1	1	3
Total	$138	$8	$146	$38	$2	$40	$186
(1) Costs related to facility closures. These costs, which are comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

17.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investment requirement. Schwab’s resale agreements as of December 31, 2020 and 2019 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $852 million and $719 million at December 31, 2020 and 2019, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about our resale agreements and securities lending activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
December 31, 2020
Assets
Resale agreements (1)	$14,904	$—	$14,904	$—	$(14,904)	(2)	$—
Securities borrowed (3)	873	—	873	(673)	(195)		5
Total	$15,777	$—	$15,777	$(673)	$(15,099)		$5
Liabilities
Securities loaned (4,5)	$7,549	$—	$7,549	$(673)	$(6,049)		$827
Total	$7,549	$—	$7,549	$(673)	$(6,049)		$827

December 31, 2019
Assets
Resale agreements (1)	$9,028	$—	$9,028	$—	$(9,028)	(2)	$—
Securities borrowed (3)	735	—	735	(730)	(5)		—
Total	$9,763	$—	$9,763	$(730)	$(9,033)		$—
Liabilities
Securities loaned (4,5)	$1,251	$—	$1,251	$(730)	$(445)		$76
Total	$1,251	$—	$1,251	$(730)	$(445)		$76
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At December 31, 2020 and 2019, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $15.2 billion and $9.2 billion, respectively.
(3) Included in other assets in the consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2020 and 2019.
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

December 31,	2020	2019
Fair value of client securities available to be pledged	$84,006	$26,685
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$10,222	$2,171
Fulfillment of client short sales	6,274	2,293
Securities lending to other broker-dealers	6,522	1,017
Total collateral pledged	$23,018	$5,481
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $183 million as of December 31, 2020 and $142 million as of December 31, 2019.
(1)     Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2020 or 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

December 31, 2020	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$11,159	$—	$—	$11,159
Total cash equivalents	11,159	—	—	11,159
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	550	—	550
U.S. Government securities	—	30,698	—	30,698
Total investments segregated and on deposit for regulatory purposes	—	31,248	—	31,248
Available for sale securities:
U.S. agency mortgage-backed securities	—	290,353	—	290,353
Asset-backed securities	—	18,898	—	18,898
Corporate debt securities	—	12,796	—	12,796
U.S. Treasury securities	—	10,656	—	10,656
U.S. state and municipal securities	—	1,697	—	1,697
Foreign government agency securities	—	1,413	—	1,413
Non-agency commercial mortgage-backed securities	—	1,265	—	1,265
Certificates of deposit	—	300	—	300
Other	—	22	—	22
Total available for sale securities	—	337,400	—	337,400
Other assets:
Equity and bond mutual funds	361	—	—	361
U.S. Government securities	—	253	—	253
State and municipal debt obligations	—	37	—	37
Equity, corporate debt, and other securities	7	29	—	36
Total other assets	368	319	—	687
Total	$11,527	$368,967	$—	$380,494

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2019	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$5,179	$—	$—	$5,179
Commercial paper	—	2,498	—	2,498
Total cash equivalents	5,179	2,498	—	7,677
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	1,351	—	1,351
U.S. Government securities	—	7,276	—	7,276
Total investments segregated and on deposit for regulatory purposes	—	8,627	—	8,627
Available for sale securities:
U.S. agency mortgage-backed securities	—	46,155	—	46,155
Corporate debt securities	—	5,484	—	5,484
Asset-backed securities	—	4,987	—	4,987
U.S. Treasury securities	—	3,384	—	3,384
Certificates of deposit	—	1,004	—	1,004
Commercial paper	—	395	—	395
Non-agency commercial mortgage-backed securities	—	13	—	13
Total available for sale securities	—	61,422	—	61,422
Other assets:
Equity and bond mutual funds	442	—	—	442
U.S. Government securities	—	202	—	202
State and municipal debt obligations	—	47	—	47
Equity, corporate debt, and other securities	5	22	—	27
Total other assets	447	271	—	718
Total	$5,626	$72,818	$—	$78,444

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$29,189	$29,189	$—	$—	$29,189
Cash and investments segregated and on deposit for regulatory purposes	19,143	4,212	14,931	—	19,143
Receivables from brokerage clients — net	64,436	—	64,436	—	64,436
Bank loans — net:
First Mortgages	14,882	—	15,305	—	15,305
HELOCs	837	—	838	—	838
Pledged asset lines	7,916	—	7,916	—	7,916
Other	178	—	178	—	178
Total bank loans — net	23,813	—	24,237	—	24,237
Other assets	2,883	—	2,883	—	2,883
Liabilities
Bank deposits	$358,022	$—	$358,022	$—	$358,022
Payables to brokerage clients	104,201	—	104,201	—	104,201
Accrued expenses and other liabilities	8,263	—	8,263	—	8,263
Long-term debt	13,626	—	14,829	—	14,829

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$21,668	$21,668	$—	$—	$21,668
Cash and investments segregated and on deposit for regulatory purposes	11,807	2,792	9,015	—	11,807
Receivables from brokerage clients — net	21,763	—	21,763	—	21,763
Held to maturity securities:
U.S. agency mortgage-backed securities	109,325	—	110,566	—	110,566
Asset-backed securities	17,806	—	17,771	—	17,771
Corporate debt securities	4,661	—	4,718	—	4,718
U.S. state and municipal securities	1,301	—	1,404	—	1,404
Non-agency commercial mortgage-backed securities	1,119	—	1,141	—	1,141
U.S. Treasury securities	223	—	228	—	228
Certificates of deposit	200	—	200	—	200
Foreign government agency securities	50	—	50	—	50
Other	21	—	21	—	21
Total held to maturity securities	134,706	—	136,099	—	136,099
Bank loans — net:
First Mortgages	11,693	—	11,639	—	11,639
HELOCs	1,113	—	1,153	—	1,153
Pledged asset lines	5,206	—	5,206	—	5,206
Other	200	—	200	—	200
Total bank loans — net	18,212	—	18,198	—	18,198
Other assets	1,014	—	1,014	—	1,014
Liabilities
Bank deposits	$220,094	$—	$220,094	$—	$220,094
Payables to brokerage clients	39,220	—	39,220	—	39,220
Accrued expenses and other liabilities	1,882	—	1,882	—	1,882
Long-term debt	7,430	—	7,775	—	7,775

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.    Stockholders’ Equity

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. In conjunction with the acquisition, the Company issued shares of CSC common stock and a new, nonvoting class of CSC common stock. Immediately prior to the acquisition, on October 6, 2020, the Company amended its certificate of incorporation to create the nonvoting class of common stock with 300 million shares authorized for issuance and to increase the number of authorized shares of capital stock by the same amount. Each share of nonvoting common stock has identical rights, including liquidation and dividend rights, except that holders of nonvoting common stock have no voting rights other than over matters that significantly and adversely affect the rights or preferences of the nonvoting common stock, or as required by applicable law. Holders of nonvoting common stock are restricted from transferring shares except for permitted inside or outside transfers, as defined in the certificate of incorporation. Shares of nonvoting stock transferred in a permitted outside transfer are automatically converted to shares of common stock.

Pursuant to the Merger Agreement, CSC issued approximately 177 million shares of common stock and approximately 77 million shares of nonvoting common stock to TD Bank and its affiliates on October 6, 2020. Those shares of common stock and nonvoting common stock were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. Following this issuance, TD Bank exchanged an aggregate of approximately 2 million shares of CSC common stock for an equal number of shares of CSC nonvoting common stock and held approximately 79 million shares of nonvoting common stock as of December 31, 2020. TD Bank and its affiliates are not permitted to own more than 9.9% of CSC common stock. This limit is interpreted in accordance with the applicable rules of the Federal Reserve and includes shares of CSC common stock deemed to be beneficially owned directly or indirectly by TD Bank and its affiliates.

CSC did not issue any shares of common stock through external offerings during 2019 or 2018.

On December 11, 2020, the Company issued and sold 2,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 4.000% fixed-rate reset non-cumulative perpetual preferred stock, Series H, $.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per Depositary Share). The net proceeds of the offering were approximately $2.47 billion, after deducting the underwriting discount and offering expenses.

On April 30, 2020, the Company issued and sold 2,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.375% fixed-rate reset non-cumulative perpetual preferred stock, Series G, $.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per Depositary Share). The net proceeds of the offering were approximately $2.47 billion, after deducting the underwriting discount and offering expenses.

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a new Share Repurchase Program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the year ended December 31, 2020. During 2019, CSC repurchased 55 million shares of its common stock under this authorization for $2.2 billion.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

CSC was authorized to issue 9,940,000 shares of preferred stock, $.01 par value, at December 31, 2020 and 2019. The following is a summary of CSC’s non-cumulative perpetual preferred stock outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2020		Date at Which Dividend Rate Becomes Floating or Resets	Floating Annual Rate of Three-Month LIBOR/ Term Five or Ten-Year Treasury plus (2,3):
	Shares Issued and Outstanding (in thousands) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2020 (1)	2019 (1)		2020	2019	Issue Date
Fixed-rate:
Series C	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	2.575%
Series G	25	—	100,000	2,470	—	04/30/20	5.375%	06/01/25	06/01/25	4.971%
Series H	25	—	100,000	2,470	—	12/11/20	4.000%	12/01/30	12/01/30	3.079%
Total preferred stock	1,811	1,761		$7,733	$2,793
(1) Represented by depositary shares, except for Series A.
(2) The Series G dividend rate resets on each five-year anniversary beginning on June 1, 2025 based on a five-year treasury rate, representing the average of the yields on actively traded U.S. treasury securities adjusted to constant maturity for five-year maturities. Series G is only redeemable on reset dates. The dividend rates for all other series of preferred stock, except for Series H, will float based on LIBOR.
(3) The Series H dividend rate resets on each ten-year anniversary beginning on December 1, 2030 based on a ten-year treasury rate, representing the average of the yields on actively traded U.S. treasury securities adjusted to constant maturity for ten-year maturities. Series H is only redeemable on dividend payment dates on or after the first reset date. The dividend rates for all other series of preferred stock, except for Series G, will float based on LIBOR.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

Year Ended December 31,	2020		2019		2018
	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount
Series A	$28.0	$70.00	$28.0	$70.00	$28.0	$70.00
Series C	36.0	60.00	36.0	60.00	36.0	60.00
Series D	44.6	59.52	44.6	59.52	44.6	59.52
Series E	27.8	4,625.00	27.8	4,625.00	27.8	4,625.00
Series F	25.0	5,000.00	25.0	5,000.00	27.2	5,430.56
Series G (1)	78.8	3,150.35	N/A	N/A	N/A	N/A
Series H (2)	N/A	N/A	N/A	N/A	N/A	N/A
Total	$240.2		$161.4		$163.6
(1) Series G Preferred Stock was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.
(2) Series H Preferred Stock was issued on December 11, 2020. Dividends are paid quarterly beginning on March 1, 2021.
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Dividends on fixed-rate preferred stock, as well as Series G and H, are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semi-annually while at a fixed rate and will become payable quarterly after converting to a floating rate.
Redemption Rights

Each series of CSC’s preferred stock, except for Series G, may be redeemed at CSC’s option on any dividend payment date on or after the earliest redemption date for that series. Series G preferred stock may be redeemed at CSC’s option on any reset date on or after the earliest redemption date for the series. All outstanding preferred stock series may also be redeemed following a “capital treatment event,” as described in the terms of each series set forth in the relevant certificate of designations. Any redemption of CSC’s preferred stock is subject to approval from the Federal Reserve.

20.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2020			2019			2018
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$6,961	$(1,658)	$5,303	$430	$(102)	$328	$(123)	$30	$(93)
Other reclassifications included in other revenue	(4)	1	(3)	(6)	1	(5)	—	—	—
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	—	—	36	(9)	27	35	(8)	27
Other	8	(2)	6	(14)	4	(10)	(1)	—	(1)
Other comprehensive income (loss)	$6,965	$(1,659)	$5,306	$446	$(106)	$340	$(89)	$22	$(67)

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

AOCI balances are as follows:

Total AOCI
Balance at December 31, 2017	$(152)
Adoption of accounting standards (1)	(33)
Available for sale securities:
Net unrealized gain (loss)	(93)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	27
Other	(1)
Balance at December 31, 2018	$(252)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	309
Net unrealized gain on securities transferred to available for sale from held to maturity (2)	19
Other reclassifications included in other revenue	(5)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	27
Other	(10)
Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	4,246
Net unrealized gain on securities transferred to available for sale from held to maturity (3)	1,057
Other reclassifications included in other revenue	(3)
Other	6
Balance at December 31, 2020	$5,394
(1) As part of the adoption of ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, we elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from items in AOCI into retained earnings as of January 1, 2018.
(2) In the first quarter of 2019, the Company made an election to transfer a portion of its HTM securities to AFS as part of the adoption of ASU 2017-12. The transfer resulted in a net of tax increase to AOCI of $19 million. See Note 6 for additional discussion on the 2019 transfer of HTM securities to AFS.
(3) On January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category. The transfer resulted in a net of tax increase to AOCI of $1.1 billion. See Note 6 for additional discussion on the 2020 transfer of HTM securities to AFS.

21.    Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans

Schwab’s share-based incentive plans provide for granting options and restricted stock units to employees and directors. In addition, we offer retirement and employee stock purchase plans to eligible employees and sponsor deferred compensation plans for eligible officers and non-employee directors.

Acquisition of TD Ameritrade

Upon the completion of the TD Ameritrade acquisition on October 6, 2020, TD Ameritrade’s equity awards, whether vested or unvested, were assumed by the Company and converted into equity awards based on CSC common stock taking into account the defined exchange ratio of 1.0837. Otherwise, these share-based awards are subject to the same terms and conditions that were applicable immediately before the merger, except for performance-based restricted stock units which were converted into time-based restricted stock units. The fair value of the stock options assumed by the Company was determined using an option pricing model. The portion of the fair value of the replacement awards related to services provided prior to the acquisition was $94 million and was accounted for as consideration transferred. The remaining portion of the fair value of $73 million is associated with future services and had a remaining weighted-average service period of 1.9 years on the acquisition date. A change in the actual or estimated forfeiture rate from the amount originally or subsequently estimated will result in an adjustment to compensation expense based on the full acquisition-date fair value of

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

awards not expected to vest, regardless of whether those awards were treated as consideration transferred or stock-based compensation for future services.

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2020	2019	2018
Stock option expense	$36	$51	$51
Restricted stock unit expense (1)	156	120	136
Employee stock purchase plan expense	12	12	10
Total share-based compensation expense	$204	$183	$197
Income tax benefit on share-based compensation expense (2)	$(49)	$(44)	$(47)
(1) Restricted stock unit expense in 2018 includes $36 million related to special stock awards issued to non-officer employees.
(2) Excludes income tax benefits from stock options exercised and restricted stock units vested of $14 million, $23 million, and $46 million in 2020, 2019, and 2018, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. At December 31, 2020, the Company was authorized to grant up to 62 million common shares under its existing stock incentive plans. Additionally, at December 31, 2020, the Company had 32 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2020, there was $289 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2024 with a remaining weighted-average service period of 0.9 years for stock options, 2.2 years for restricted stock units, and 0.4 years for performance-based stock units.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

Stock option activity is summarized below:

	Number of Options (In millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	26	$32.10	5.75	$403
Converted TD Ameritrade stock options	1	25.81
Granted	1	41.45
Exercised	(4)	23.10
Forfeited (1)	—	44.04
Expired (1)	—	43.83
Outstanding at December 31, 2020	24	$33.67	5.36	$452
Vested and expected to vest at December 31, 2020	24	$33.67	5.36	$452
Vested and exercisable at December 31, 2020	19	$30.51	4.64	$414
(1) Number of options was less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2020	2019	2018
Weighted-average fair value of options granted per share	$11.56	$11.97	$14.16
Cash received from options exercised	79	118	125
Tax benefit realized on options exercised	11	17	35
Aggregate intrinsic value of options exercised	71	108	189

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

Year Ended December 31,	2020	2019	2018
Weighted-average expected dividend yield	2.08%	1.85%	1.42%
Weighted-average expected volatility	36%	30%	33%
Weighted-average risk-free interest rate	1.0%	2.5%	3.0%
Expected life (in years)	4.3 - 5.9	4.2 - 5.9	4.0 - 5.2

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a one- to four-year period, while performance-based restricted stock units also require the Company achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2020, 2019, and 2018 was $175 million, $123 million, and $166 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Number of Units (In millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2019	8	$42.93
Converted TD Ameritrade restricted stock units	4	36.94
Granted	3	39.26
Vested	(5)	39.78
Forfeited (1)	—	41.13
Outstanding at December 31, 2020	10	$40.85
(1) Number of units was less than 500 thousand.

Retirement and Deferred Compensation Plans

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $136 million, $118 million, and $105 million in 2020, 2019, and 2018, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Schwab’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing service as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $176 million and $164 million at December 31, 2020 and 2019, respectively.

Effective upon the completion of the TD Ameritrade acquisition on October 6, 2020, TD Ameritrade’s 401(k) and deferred profit-sharing plans were terminated and TD Ameritrade employees were eligible to participate in the SchwabPlan Retirement Savings and Investment Plan. As of December 31, 2020, there were no TD Ameritrade participants in Schwab’s deferred compensation plan.

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

The following table presents the changes in projected benefit obligation:

December 31,	2020	2019
Projected benefit obligation at beginning of year	$83	$56
Benefit cost (1)	17	13
Actuarial (gain)/loss (2)	(8)	14
Projected benefit obligation at end of year (3)	$92	$83
(1) Includes service cost and interest cost, which are recognized in compensation and benefits expense and other expense, respectively, in the consolidated statements of income.
(2) Actuarial (gain)/loss is reflected in the consolidated statements of comprehensive income and is included in AOCI on the consolidated balance sheets.
(3) This amount is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets.

22.    Taxes on Income

The components of taxes on income are as follows:

Year Ended December 31,	2020	2019	2018
Current:
Federal	$967	$958	$847
State	172	184	159
Total current	1,139	1,142	1,006
Deferred:
Federal	(113)	3	42
State	(25)	(1)	7
Total deferred	(138)	2	49
Taxes on income	$1,001	$1,144	$1,055

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2020	2019
Deferred tax assets:
Employee compensation, severance, and benefits	$271	$154
Operating lease liabilities	249	159
Reserves and allowances	70	14
Debt fair value remeasurement	67	—
State and local taxes	37	22
Net operating loss carryforwards	8	6
Total deferred tax assets	702	355
Valuation allowance	(8)	(3)
Deferred tax assets — net of valuation allowance	694	352
Deferred tax liabilities:
Amortization of acquired intangible assets	(1,954)	(51)
Net unrealized gain on available for sale securities	(1,686)	(28)
Operating lease ROU assets	(233)	(146)
Capitalized internal-use software development costs	(101)	(97)
Capitalized contract costs	(72)	(68)
Equipment, office facilities, and property	(69)	(62)
Other	(41)	(10)
Total deferred tax liabilities	(4,156)	(462)
Deferred tax asset/(liability) — net (1)	$(3,462)	$(110)
(1) Amounts are included in accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2020 and 2019.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.2	3.2	3.0
Equity compensation benefit	(0.3)	(0.5)	(1.0)
Other	(0.6)	(0.1)	0.1
Effective income tax rate	23.3%	23.6%	23.1%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2020	2019
Balance at beginning of year	$101	$112
Additions for tax positions related to the current year	15	3
Additions for tax positions related to prior years	3	4
Additions for current year acquisitions	200	—
Reductions for tax positions related to prior years	(7)	(2)
Reductions due to lapse of statute of limitations	(24)	(14)
Reductions for settlements with tax authorities	(40)	(2)
Balance at end of year	$248	$101

Unrecognized tax benefits totaled $248 million and $101 million as of December 31, 2020 and 2019, respectively, $202 million and $97 million of which if recognized, would affect the annual effective tax rate.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2020 and 2019, we had accrued approximately $58 million and $11 million, respectively, for the payment of interest and penalties.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state, and applicable local jurisdictions’ taxing authorities. Federal returns for 2017 through 2019 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

23.    Regulatory Requirements

CSC is a savings and loan holding company and is subject to examination, supervision, and regulation by the Federal Reserve. During 2020, CSB, CSC’s primary depository institution subsidiary, converted to a Texas-chartered state savings bank and became a member of the Federal Reserve system. CSB is subject to examination, supervision, and regulation by the Federal Reserve, the TDSML, the FDIC as its deposit insurer, and the CFPB. CSC is required to serve as a source of strength for CSB.

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, CSB is required to provide notice to and may be required to obtain approval of the Federal Reserve and the TDSML to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2020, both CSC and CSB met all of their respective capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual (1)		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio (2)
CSC
Common Equity Tier 1 Risk-Based Capital	$22,916	18.5%	N/A		$5,575	4.5%
Tier 1 Risk-Based Capital	30,649	24.7%	N/A		7,433	6.0%
Total Risk-Based Capital	30,688	24.8%	N/A		9,910	8.0%
Tier 1 Leverage	30,649	6.3%	N/A		19,396	4.0%
Supplementary Leverage Ratio	30,649	6.2%	N/A		14,744	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$17,526	19.2%	$5,919	6.5%	$4,098	4.5%
Tier 1 Risk-Based Capital	17,526	19.2%	7,285	8.0%	5,464	6.0%
Total Risk-Based Capital	17,558	19.3%	9,106	10.0%	7,285	8.0%
Tier 1 Leverage	17,526	5.5%	15,979	5.0%	12,783	4.0%
Supplementary Leverage Ratio	17,526	5.4%	N/A	N/A	9,763	3.0%

December 31, 2019
CSC
Common Equity Tier 1 Risk-Based Capital	$17,660	19.5%	N/A		$4,073	4.5%
Tier 1 Risk-Based Capital	20,453	22.6%	N/A		5,431	6.0%
Total Risk-Based Capital	20,472	22.6%	N/A		7,241	8.0%
Tier 1 Leverage	20,453	7.3%	N/A		11,189	4.0%
Supplementary Leverage Ratio	20,453	7.1%	N/A		8,604	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$14,819	20.7%	$4,649	6.5%	$3,218	4.5%
Tier 1 Risk-Based Capital	14,819	20.7%	5,722	8.0%	4,291	6.0%
Total Risk-Based Capital	14,837	20.7%	7,152	10.0%	5,722	8.0%
Tier 1 Leverage	14,819	7.1%	10,486	5.0%	8,389	4.0%
Supplementary Leverage Ratio	14,819	6.8%	N/A	N/A	6,497	3.0%
(1) In the interagency regulatory capital and liquidity rules adopted in October 2019, Category III banking organizations such as CSC were given the ability to opt-out of the inclusion of AOCI in regulatory capital, and CSC made this opt-out election as of January 1, 2020. Therefore, AOCI is excluded from the amounts and ratios presented as of December 31, 2020. In 2019, CSC and CSB were required to include all components of AOCI in regulatory capital; the amounts and ratios for December 31, 2019 are presented on this basis.
(2) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At December 31, 2020, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2020, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2020 that management believes have changed CSB’s capital category.

Effective March 26, 2020, the Federal Reserve eliminated a requirement that depository institutions maintain reserve balances at the Federal Reserve based on deposits considered to be transaction accounts. CSB’s average required reserve pursuant to this regulation was $1.5 billion in 2019. In 2018, the Company established Charles Schwab Trust Bank (Trust Bank) as a Nevada state-chartered savings bank to provide certain trust and custody services. At December 31, 2020, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities, and the entities held total assets of $31.6 billion and $12.5 billion, respectively. Based on their regulatory capital ratios, at December 31, 2020, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

During 2020, CS&Co registered as an FCM with the CFTC, and subsequently, Charles Schwab Futures, Inc., a wholly-owned subsidiary of CSC, transferred its futures business and all of its assets and liabilities to CS&Co. This transfer was accounted for as a common control transaction and did not have an impact on the consolidated financial statements.

As a securities broker-dealer, CS&Co is subject to the SEC’s Uniform Net Capital Rule, and as an FCM, CS&Co is also subject to net capital requirements under CFTC Regulation 1.17 under the Commodity Exchange Act. CS&Co computes net capital under the alternative method permitted by the Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by CS&Co. CFTC Regulation 1.17 requires maintenance of adjusted net capital equal to or in excess of the greater of (1) $1.0 million; (2) its futures risk-based capital requirement, equal to 8% of the total risk margin requirement for all futures positions carried by the FCM in client and nonclient accounts; (3) the amount of adjusted net capital required by a registered futures association of which it is a member; or (4) for securities brokers and dealers, the amount of net capital required by the Uniform Net Capital Rule.

Certain subsidiaries of TDA Holding are subject to regulatory capital requirements, including TDAC and TD Ameritrade, Inc. TDAC and TD Ameritrade, Inc. are subject to the SEC’s Uniform Net Capital Rule and compute net capital under the alternative method. TDAC is required to maintain net capital of the greater of $1.5 million, which is based on the type of business conducted by the broker-dealer, or 2% of aggregate debit balances arising from client transactions. TD Ameritrade, Inc. is required to maintain minimum net capital, as defined, as the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement of $250,000, which is based on the type of business conducted by the broker-dealer.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

December 31,	2020	2019
CS&Co
Net capital	$3,117	$3,700
Minimum dollar requirement	1.000	0.250
2% of aggregate debit balances	616	446
Net capital in excess of required net capital	$2,501	$3,254
TDAC
Net capital	$4,040	N/A
Minimum dollar requirement	1.500	N/A
2% of aggregate debit balances	748	N/A
Net capital in excess of required net capital	$3,292	N/A
TD Ameritrade, Inc.
Net capital	$350	N/A
Minimum dollar requirement	0.250	N/A
2% of aggregate debit balances	—	N/A
Net capital in excess of required net capital	$350	N/A
N/A Not applicable. Net capital amounts and requirements are not presented for TDAC and TD Ameritrade, Inc. prior to the acquisition of TD Ameritrade.

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at December 31, 2020. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2020 for CS&Co totaled $39.2 billion and for TDAC totaled $14.5 billion. As of January 5, 2021, CS&Co had deposited $4.8 billion of cash and qualified securities into its segregated reserve

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

accounts. As of January 4, 2021, TDAC had withdrawn $164 million of cash and qualified securities from its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2019 for CS&Co totaled $23.0 billion. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

24.    Segment Information

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

The Company integrated its business and asset acquisitions during 2020 into its two existing reportable segments. Revenues and expenses from our acquisition of USAA-IMCO are allocated to Investor Services only; revenues and expenses from TD Ameritrade and our other 2020 acquisitions are attributed to Investor Services and Advisor Services based on which segment services the client. See Note 3 for more information regarding business acquisitions.

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

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net Revenues
Net interest revenue	$4,391	$4,685	$4,341	$1,722	$1,831	$1,482	$6,113	$6,516	$5,823
Asset management and administration fees	2,544	2,289	2,260	931	922	969	3,475	3,211	3,229
Trading revenue (1)	1,156	503	604	260	249	298	1,416	752	902
Bank deposit account fees	255	—	—	100	—	—	355	—	—
Other (1)	262	146	116	70	96	62	332	242	178
Total net revenues	8,608	7,623	7,321	3,083	3,098	2,811	11,691	10,721	10,132
Expenses Excluding Interest	5,529	4,284	4,145	1,862	1,589	1,425	7,391	5,873	5,570
Income before taxes on income	$3,079	$3,339	$3,176	$1,221	$1,509	$1,386	$4,300	$4,848	$4,562
Capital expenditures	$535	$507	$390	$206	$246	$186	$741	$753	$576
Depreciation and amortization (2)	$288	$216	$158	$126	$106	$119	$414	$322	$277
Amortization of acquired intangible assets (2)	$149	$26	$28	$41	$1	$1	$190	$27	$29
(1) Beginning in 2020, order flow revenue was reclassified from other revenue to trading revenue. Prior period amounts have been reclassified to reflect this change.
(2) Beginning in 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization. Prior periods have been reclassified to reflect this change.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

25.    Earnings Per Common Share

EPS is computed using the two-class method. Preferred stock dividends, and undistributed earnings and dividends allocated to participating securities are subtracted from net income in determining net income available to common stockholders. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated similar to basic EPS except that the numerator and denominator are adjusted as necessary for any effects of dilutive potential common shares, which include, if dilutive, outstanding stock options and non-vested restricted stock units.

For the year ended December 31, 2020, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

Year Ended December 31,	2020		2019		2018
	Common Stock	Common Stock – Nonvoting (1)	Common Stock	Common Stock – Nonvoting (1)	Common Stock	Common Stock – Nonvoting (1)
Basic earnings per share:
Numerator
Net income	$3,255	$44	$3,704	N/A	$3,507	N/A
Preferred stock dividends and other (2)	(253)	(3)	(178)	N/A	(178)	N/A
Net income available to common stockholders	$3,002	$41	$3,526	N/A	$3,329	N/A
Denominator
Weighted-average common shares outstanding — basic	1,410	19	1,311	N/A	1,348	N/A
Basic earnings per share	$2.13	$2.13	$2.69	N/A	$2.47	N/A
Diluted earnings per share:
Numerator
Net income available to common stockholders	$3,002	$41	$3,526	N/A	$3,329	N/A
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	41	—	N/A	N/A	N/A	N/A
Allocation of net income available to common stockholders:	$3,043	$41	$3,526	N/A	$3,329	N/A
Denominator
Weighted-average common shares outstanding — basic	1,410	19	1,311	N/A	1,348	N/A
Conversion of nonvoting shares to voting shares	19	—	N/A	N/A	N/A	N/A
Common stock equivalent shares related to stock incentive plans	6	—	9	N/A	13	N/A
Weighted-average common shares outstanding — diluted (3)	1,435	19	1,320	N/A	1,361	N/A
Diluted earnings per share	$2.12	$2.12	$2.67	N/A	$2.45	N/A
(1) Nonvoting common stock was issued on October 6, 2020 in conjunction with the acquisition of TD Ameritrade. As such, nonvoting common stock is not applicable for the basic and diluted EPS computations in 2019 and 2018.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 22 million, 21 million, and 18 million in 2020, 2019, and 2018, respectively.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

26.    The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2020	2019	2018
Interest revenue	$38	$119	$88
Interest expense	(273)	(248)	(184)
Net interest expense	(235)	(129)	(96)
Trading revenue	1	—	—
Other revenue	(1)	(1)	1
Expenses Excluding Interest:
Professional services	(68)	(24)	(6)
Other expenses excluding interest	(85)	(83)	(79)
Loss before income tax benefit and equity in net income of subsidiaries	(388)	(237)	(180)
Income tax benefit/(expense)	45	(9)	20
Loss before equity in net income of subsidiaries	(343)	(246)	(160)
Equity in net income of subsidiaries:
Equity in undistributed net income/(distributions in excess of net income) of subsidiaries	2,476	(1,198)	2,590
Dividends from bank subsidiaries	—	4,915	750
Dividends from non-bank subsidiaries	1,166	233	327
Net Income	3,299	3,704	3,507
Preferred stock dividends and other (1)	256	178	178
Net Income Available to Common Stockholders	$3,043	$3,526	$3,329
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

Condensed Balance Sheets

December 31,	2020	2019
Assets
Cash and cash equivalents	$4,654	$2,839
Receivables from subsidiaries	1,260	1,085
Available for sale securities	4,982	1,743
Held to maturity securities	—	224
Investment in non-bank subsidiaries	29,550	7,090
Investment in bank subsidiaries	25,548	16,325
Other assets	371	304
Total assets	$66,365	$29,610
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$458	$430
Payables to subsidiaries	34	5
Long-term debt	9,813	7,430
Total liabilities	10,305	7,865
Stockholders’ equity	56,060	21,745
Total liabilities and stockholders’ equity	$66,365	$29,610

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2020	2019	2018
Cash Flows from Operating Activities
Net income	$3,299	$3,704	$3,507
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(2,476)	1,198	(2,590)
Other	41	9	13
Net change in:
Other assets	(65)	57	(5)
Accrued expenses and other liabilities	34	34	28
Net cash provided by (used for) operating activities	833	5,002	953
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	46	(122)	408
Increase in investments in subsidiaries	(2,172)	(1,783)	(1,188)
Repayments (Advances) of subordinated loan to CS&Co	—	185	(185)
Purchases of available for sale securities	(5,397)	(1,141)	(1,751)
Proceeds from sales of available for sale securities	2	181	—
Principal payments on available for sale securities	2,395	994	573
Other investing activities	—	—	(5)
Net cash provided by (used for) investing activities	(5,126)	(1,686)	(2,148)
Cash Flows from Financing Activities
Issuance of long-term debt	3,070	593	3,024
Repayment of long-term debt	(700)	—	(900)
Repurchases of common stock	—	(2,220)	(1,000)
Net proceeds from preferred stock offerings	4,940	—	—
Dividends paid	(1,280)	(1,060)	(787)
Proceeds from stock options exercised and other	79	118	125
Other financing activities	(1)	—	—
Net cash provided by (used for) financing activities	6,108	(2,569)	462
Increase (Decrease) in Cash and Cash Equivalents	1,815	747	(733)
Cash and Cash Equivalents at Beginning of Year	2,839	2,092	2,825
Cash and Cash Equivalents at End of Year	$4,654	$2,839	$2,092

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.    Quarterly Financial Information (Unaudited)

	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2020:
Total net revenues	$4,176	$2,448	$2,450	$2,617
Total expenses excluding interest	$2,700	$1,559	$1,562	$1,570
Net income	$1,135	$698	$671	$795
Net income available to common stockholders	$1,050	$615	$621	$757
Weighted-average common shares outstanding — Basic	1,848	1,289	1,288	1,287
Weighted-average common shares outstanding — Diluted	1,855	1,294	1,294	1,294
Earnings per common share — Basic (2)	$.57	$.48	$.48	$.59
Earnings per common share — Diluted (2)	$.57	$.48	$.48	$.58
Dividends declared per common share	$.18	$.18	$.18	$.18
Year Ended December 31, 2019:
Total net revenues	$2,606	$2,711	$2,681	$2,723
Total expenses excluding interest	$1,494	$1,475	$1,445	$1,459
Net income	$852	$951	$937	$964
Net income available to common stockholders	$801	$913	$887	$925
Weighted-average common shares outstanding — Basic	1,284	1,300	1,328	1,333
Weighted-average common shares outstanding — Diluted	1,293	1,308	1,337	1,344
Earnings per common share — Basic	$.62	$.70	$.67	$.69
Earnings per common share — Diluted	$.62	$.70	$.66	$.69
Dividends declared per common share	$.17	$.17	$.17	$.17
(1) The fourth quarter of 2020 includes TD Ameritrade in our consolidated results of operations and financial condition starting on the acquisition date, October 6, 2020. Refer to Item 8 – Note 3 for further information regarding the acquisition of TD Ameritrade.
(2) For the fourth quarter of 2020, the Company had voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Notes 19 and 25 for additional information.

THE CHARLES SCHWAB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Charles Schwab Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TD Ameritrade Holding Corporation and its consolidated subsidiaries (TD Ameritrade), which was acquired on October 6, 2020, and whose financial information constitute 14% of the Company’s total assets, 15% of revenues, and 18% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at TD Ameritrade.

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

THE CHARLES SCHWAB CORPORATION
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Asset Management and Administration Fees (AMAF) – Refer to Note 4 to the financial statements
Critical Audit Matter Description
Certain revenues included in asset management and administrative fees are generated through third-party mutual fund and exchange-traded funds (ETF) offerings, as well as fee-based advisory solutions. These AMAF revenues are made up of a significant volume of low-dollar transactions, and use automated systems to process and record these transactions based on underlying information sourced from multiple systems and contractual terms with individual investors and third-party mutual funds.

Given that the Company’s process to record revenue is highly automated and involves multiple systems and databases, auditing these revenue streams was complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology (IT) necessary for us to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process the AMAF revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and, using a risk-based approach, tested the relevant general IT controls over each of these systems.
◦Performed testing of automated business controls and system interface controls (including batch processing) within the relevant revenue streams.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•We created data visualizations to evaluate recorded revenue and evaluate trends in the revenue data.
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to contractual agreements and testing the mathematical accuracy of the recorded revenue.
•For a sample of accounts, we tested the accuracy and completeness of assets under management by obtaining independent pricing support and reconciling total positions to third-party statements.

Purchase Price Accounting for the TD Ameritrade Acquisition – Client Relationship Intangible Asset – Refer to Note 3 to the financial statements

Critical Audit Matter Description

On October 6, 2020, the Company completed the acquisition of TD Ameritrade for approximately $22 billion in common stock. The Company accounted for the TD Ameritrade acquisition as a business combination under GAAP and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, including client relationship intangible assets of $8.7 billion. The estimated fair value of client relationships were estimated using the multi-period excess earnings method. The multi-period excess earnings method starts

THE CHARLES SCHWAB CORPORATION
with a forecast of all of the expected future net cash flows associated with the asset. The forecast is then adjusted to present value by applying an appropriate discount rate that reflects the risks associated with the cash flow stream.

Given the fair value determination of client relationship intangible assets requires management to make significant estimates and assumptions related to the determination of net future cash flows, and the selection of the respective discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of net future cash flows and the selection of the discount rate relating to the client relationship intangible assets included the following, among others:
•We tested the operating effectiveness of internal controls over the determination of forecasted net future cash flows, selection of the discount rate and the valuation methodology used.
•We assessed the knowledge, skill, ability and objectivity of management’s valuation specialist and evaluated the work performed.
•With the assistance of our valuation specialists, we evaluated the reasonableness of (1) the valuation methodologies used and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates of the discount rate and comparing to the discount rate utilized by management.
•When assessing the reasonableness of assumptions related to net future cash flows for client relationship intangible assets, we evaluated whether the assumptions used were reasonable considering the past performance of the acquired company and the Company’s strategic plan going forward.
•We evaluated whether the assumptions used to estimate net future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 24, 2021

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

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by Securities and Exchange Commission Staff guidance, this assessment has excluded TD Ameritrade Holding Corporation and its consolidated subsidiaries (TD Ameritrade), as described below. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. Due to the significance of the acquisition and the complexity of TD Ameritrade’s systems and business processes, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 excludes TD Ameritrade from that assessment. TD Ameritrade’s assets represented approximately 14% of the Company’s consolidated total assets as of December 31, 2020, and its revenues and net income for the period from the acquisition through December 31, 2020 represented approximately 15% and 18%, respectively, of the Company’s consolidated total net revenues and net income for the year ended December 31, 2020.

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

The Company’s internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous pages.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in internal control over financial reporting: Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as permitted by the Securities and Exchange Commission Staff guidance, management has elected to exclude TD Ameritrade from that assessment. TD Ameritrade’s assets represented approximately 14% of the Company’s consolidated total assets as of December 31, 2020, and its revenues and net income for the period from the acquisition through December 31, 2020 represented approximately 15% and 18%, respectively, of the Company’s consolidated total net revenues and net income for the year ended December 31, 2020. As of December 31, 2020, management is in the process of integrating TD Ameritrade into the Company’s internal control over financial reporting.

Other than as discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2021 (the Proxy Statement) under “Members of the Board of Directors,” “Board Structure and Committees,” and “Director Nominations.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2020.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	83	Chairman of the Board
Walter W. Bettinger II	60	President and Chief Executive Officer
Bernard J. Clark	62	Executive Vice President – Advisor Services
Jonathan M. Craig	49	Senior Executive Vice President
Peter B. Crawford	52	Executive Vice President and Chief Financial Officer
Joseph R. Martinetto	58	Senior Executive Vice President and Chief Operating Officer
Peter J. Morgan III	56	Executive Vice President, General Counsel and Corporate Secretary
Nigel J. Murtagh	57	Executive Vice President – Corporate Risk

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

Mr. Bettinger has been President and Chief Executive Officer of CSC since 2008. He serves on the Board of Directors of CSC, CSB, and TD Ameritrade Holding Corporation, and is Chairman of CS&Co, as well as Chairman and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies and affiliates of CSC. Mr. Bettinger served as President and Chief Operating Officer of CSC from 2007 until 2008 and as Executive Vice President and President – Schwab Investor Services of CSC and CS&Co from 2005 to 2007. Mr. Bettinger joined Schwab in 1995.

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

Mr. Crawford has been Executive Vice President and Chief Financial Officer of CSC and CS&Co since 2017. Prior to his appointment as Chief Financial Officer, Mr. Crawford was Executive Vice President of Finance from 2015 to 2017. He served as Senior Vice President of Schwab’s asset management and client solutions organization from 2008 to 2015. He joined the Board of Directors of TD Ameritrade Holding Corporation in 2020, and has served on the Board of Directors of CS&Co since 2018. Mr. Crawford joined Schwab in 2001.

Mr. Martinetto has been Senior Executive Vice President of CSC and CS&Co since 2015, and Chief Operating Officer of CSC and CS&Co since 2018. He served as Chief Financial Officer of CSC and CS&Co from 2007 until 2017, and Executive Vice President of CSC and CS&Co from 2007 until 2015. He also serves on the Board of Directors of CS&Co and TD Ameritrade Holding Corporation; he served on the Board of Directors of CSB from 2010 until 2020. Additionally, Mr. Martinetto is a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. Mr. Martinetto joined Schwab in 1997.

Mr. Morgan has served as Executive Vice President, General Counsel and Corporate Secretary of CSC since 2019. He also serves as Executive Vice President & Corporate Secretary of CS&Co; he was Senior Vice President and Deputy General Counsel of CS&Co from 2009 to January 2020. He has served as General Counsel of CSB since 2009, including as Executive Vice President and General Counsel of CSB since 2019, and as Senior Vice President and General Counsel from 2015 to 2019. Mr. Morgan joined Schwab in 1999.

Mr. Murtagh has been Executive Vice President – Corporate Risk and Chief Risk Officer since 2012. He served as Senior Vice President and Chief Credit Officer of CS&Co from 2002 until 2012 and of CSC from 2008 until 2012 when he was also Head of Fixed Income Research for Charles Schwab Investment Management. Mr. Murtagh joined Schwab in 2000.

THE CHARLES SCHWAB CORPORATION

Item 11.    Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2020 Summary Compensation Table,” “Executive Compensation Tables – 2020 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2020 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2020,” “Executive Compensation Tables – 2020 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2020 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

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
2.1
Agreement and Plan of Merger, dated as of November 24, 2019, by and among the Registrant, Americano Acquisition Corp., and TD Ameritrade Holding Corporation, filed as Exhibit 2.1 to the Registrant’s Form 8-K dated November 24, 2019 and incorporated herein by reference.*

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 14, 2020, by and among the Registrant, Americano Acquisition Corp., and TD Ameritrade Holding Corporation, filed as Exhibit 2.2 to the Registrant's Form 8-K dated May 14, 2020, and incorporated herein by reference.

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

3.14(i)	Amendment to Fourth Restated Bylaws of the Registrant, effective January 1, 2021, filed as Exhibit 3.2 to the Registrant’s Form 8-K dated October 2, 2020, and incorporated herein by reference.

3.15
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, of The Charles Schwab Corporation, filed as Exhibit 3.15 to the Registrant’s Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

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

3.22
Certificate of Designations of 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series H, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated December 8, 2020, and incorporated herein by reference.

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

4.6
Deposit Agreement, dated April 30, 2020, between the Company and Equiniti Trust Company, as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated April 30, 2020, and incorporated herein by reference.

4.7
Deposit Agreement, dated December 11, 2020, between the Company and Equiniti Trust Company, as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated December 8, 2020, and incorporated herein by reference.

4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.9	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc., and former shareholders of Schwab Holdings, Inc., filed as the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72
Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012, filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference.	(2)

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013, filed as Exhibit 10.362 to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.385	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 13, 2017, filed as Exhibit 10.385 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.389	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015, as amended and restated as of December 13, 2017, filed as Exhibit 10.389 to the Registrant’s Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.	(2)

10.391	2013 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.391 to the Registrant’s Form 8-K dated May 15, 2018, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.395
Credit Agreement (364 – Day Commitment) dated as of May 31, 2019, between the Registrant and financial institutions therein, filed as Exhibit 10.395 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019, and incorporated herein by reference.

10.397	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.397 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.398	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.398 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.399	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.399 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.401	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.401 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.402	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.402 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.403	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.403 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.404	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.404 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.405
Stockholder Agreement, dated as of November 24, 2019, by and between the Registrant and the Toronto-Dominion Bank, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated November 24, 2019, and incorporated herein by reference.

10.406
Registration Rights Agreement by and among the Registrant, Charles R. Schwab, The Toronto-Dominion Bank, and certain other stockholders, filed as Exhibit 10.5 to the Registrant's Form 8-K dated November 24, 2019, and incorporated herein by reference.

10.407
Amended and Restated Insured Deposit Account Agreement by and among TD Bank USA, National Association, TD Bank, National Association, and the Registrant, filed as Exhibit 10.6 to the Registrant’s Form 8-K dated November 24, 2019, and incorporated herein by reference.**

10.407(i)
Consent, Agreement and Joinder to the Amended and Restated IDA Agreement, dated as of October 6, 2020, by and among Charles Schwab & Co., Inc., TD Ameritrade, Inc., TD Ameritrade Clearing, Inc. and TD Ameritrade Trust Company, filed as Exhibit 10.1 to TD Ameritrade Holding Corporation’s Form 8-K dated October 6, 2020, and incorporated herein by reference.

10.408	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.408 to the Registrant's Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.	(2)

10.409	Summary of Non-Employee Director Compensation, filed as Exhibit 10.409 to the Registrant's Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.	(2)

10.410	2013 Stock Incentive Plan, as amended and restated (supersedes Exhibit 10.391), filed as Exhibit 10.410 to the Registrant’s Form 8-K dated May 12, 2020, and incorporated herein by reference.	(2)

10.411
Credit Agreement (364 – Day Commitment) dated as of May 29, 2020, between the Registrant and financial institutions therein (supersedes Exhibit 10.395), filed as Exhibit 10.411 to the Registrant’s Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.412	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.397), filed as Exhibit 10.412 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.413	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.398), filed as Exhibit 10.413 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.414	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.399), filed as Exhibit 10.414 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.415	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans (supersedes Exhibit 10.401), filed as Exhibit 10.415 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

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

10.423	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 8, 2020 (supersedes Exhibit 10.385).	(2)

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document	(3)

101.SCH	Inline XBRL Taxonomy Extension Schema	(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(3)

101.DEF	Inline XBRL Extension Definition	(3)

101.LAB	Inline XBRL Taxonomy Extension Label	(3)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)	Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2020, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.
* The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Schwab agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

** Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

THE CHARLES SCHWAB CORPORATION

Item 16.    Form 10-K Summary

None.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2021.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2021.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Peter Crawford
Walter W. Bettinger II,	Peter Crawford,
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Chairman of the Board	John K. Adams, Jr., Director

/s/ Marianne C. Brown	/s/ Joan T. Dea
Marianne C. Brown, Director	Joan T. Dea, Director

/s/ Christopher V. Dodds	/s/ Stephen A. Ellis
Christopher V. Dodds, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ William S. Haraf
Mark A. Goldfarb, Director	William S. Haraf, Director

/s/ Frank C. Herringer	/s/ Brian M. Levitt
Frank C. Herringer, Director	Brian M. Levitt, Director

/s/ Gerri K. Martin-Flickinger	/s/ Bharat B. Masrani
Gerri K. Martin-Flickinger, Director	Bharat B. Masrani, Director

/s/ Todd M. Ricketts	/s/ Charles A. Ruffel
Todd M. Ricketts, Director	Charles A. Ruffel, Director

/s/ Arun Sarin	/s/ Paula A. Sneed
Arun Sarin, Director	Paula A. Sneed, Director

THE CHARLES SCHWAB CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” which is presented at the consolidated holding company level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	F-2 – F-3
Investment Portfolio	F-4
Risk Elements – Cross-border Holdings	F-5
Loan Portfolio	F-5 – F-6
Summary of Credit Loss Experience	F-6
Deposits	F-6
Return on Equity and Assets	F-7

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

The following supplemental financial data is consistent with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Bank Holding Companies (Guide 3). Other information required by Guide 3 is presented throughout this Annual Report on Form 10-K.

1.    Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2020			2019			2018
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$39,052	$120	0.30%	$23,512	$518	2.17%	$17,783	$348	1.93%
Cash and investments segregated	34,100	141	0.41%	15,694	345	2.17%	11,461	206	1.78%
Receivables from brokerage clients	28,058	848	2.97%	19,270	821	4.20%	19,870	830	4.12%
Available for sale securities (1) (2)	253,555	4,537	1.78%	58,181	1,560	2.67%	54,542	1,241	2.26%
Held to maturity securities (2)	—	—	—	134,708	3,591	2.65%	131,794	3,348	2.53%
Bank loans (3)	20,932	545	2.60%	16,832	584	3.47%	16,554	559	3.37%
Total interest-earning assets	375,697	6,191	1.64%	268,197	7,419	2.75%	252,004	6,532	2.57%
Securities lending revenue (4)		334			147			118
Other interest revenue (4)		6			14			30
Total interest-earning assets (5)	375,697	6,531	1.73%	268,197	7,580	2.80%	252,004	6,680	2.63%
Non-interest-earning assets (5,6,7)	38,608			11,559			11,984
Total assets	$414,305			$279,756			$263,988

Liabilities and Stockholders’ Equity:
Bank deposits	$291,206	$93	0.03%	$212,605	$700	0.33%	$199,139	$545	0.27%
Payables to brokerage clients	46,347	12	0.02%	24,353	79	0.33%	21,178	56	0.27%
Short-term borrowings (8)	89	—	0.20%	17	—	2.36%	3,359	54	1.59%
Long-term debt	8,992	289	3.22%	7,199	258	3.58%	5,423	190	3.50%
Total interest-bearing liabilities	346,634	394	0.11%	244,174	1,037	0.42%	229,099	845	0.37%
Securities lending expense (4)		33			38			18
Other interest expense (4)		(9)			(11)			(6)
Non-interest-bearing liabilities (6,9)	32,486			14,170			14,883
Total liabilities (10)	379,120	418	0.11%	258,344	1,064	0.39%	243,982	857	0.34%
Stockholders’ equity (6)	35,185			21,412			20,006
Total liabilities and stockholders’ equity	$414,305			$279,756			$263,988

Net interest revenue		$6,113			$6,516			$5,823
Net yield on interest-earning assets			1.62%			2.41%			2.29%
(1) Amounts calculated based on amortized cost.
(2) On January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category, as described in Item 8 – Note 6.
(3) Includes average principal balances of nonaccrual loans.
(4) Beginning in the fourth quarter of 2020, securities lending revenue has been reclassified from broker-related receivables and other revenue. Securities lending expense has been reclassified from other expense. Prior period amounts have been reclassified to reflect this change.
(5) Beginning in the fourth quarter of 2020, broker-related receivables were removed from total interest earning assets, resulting in an immaterial reduction to total interest earning assets. Prior period amounts have been reclassified to reflect this change.
(6) Average balance calculation based on month end balances.
(7) Non-interest-earning assets include equipment, office facilities, and property – net, goodwill, acquired intangible assets – net, and other assets that do not generate interest income.
(8) Interest revenue or expense was less than $500 thousand in the period or periods presented.
(9) Non-interest-bearing liabilities consist of other liabilities that do not generate interest expense.
(10) Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.      Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2020 Compared to 2019 Increase (Decrease) Due to Change in:			2019 Compared to 2018 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$337	$(735)	$(398)	$111	$59	$170
Cash and investments segregated	399	(603)	(204)	75	64	139
Receivables from brokerage clients	369	(342)	27	(25)	16	(9)
Available for sale securities (2,3)	5,237	(2,260)	2,977	82	237	319
Held to maturity securities (3)	(3,591)	—	(3,591)	74	169	243
Bank loans (4)	142	(181)	(39)	9	16	25
Securities lending revenue (5)	—	187	187	—	29	29
Other interest revenue (5)	—	(8)	(8)	—	(16)	(16)
Total interest-earning assets (6)	$2,893	$(3,942)	$(1,049)	$326	$574	$900
Interest-bearing sources of funds:
Bank deposits	$259	$(866)	$(607)	$36	$119	$155
Payables to brokerage clients	73	(140)	(67)	9	14	23
Short-term borrowings	2	(2)	—	(53)	(1)	(54)
Long-term debt	64	(33)	31	62	6	68
Securities lending expense (5)	—	(5)	(5)	—	20	20
Other interest expense (5)	—	2	2	—	(5)	(5)
Total sources on which interest is paid (6)	398	(1,044)	(646)	54	153	207
Change in net interest revenue	$2,495	$(2,898)	$(403)	$272	$421	$693
Changes that are not due solely to volume or rate have been allocated to rate.
(1) Includes deposits with banks and short-term investments.
(2) Amounts have been calculated based on amortized cost.
(3) On January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category, as described in Item 8 – Note 6.
(4) Includes average principal balances of nonaccrual loans.
(5) Beginning in the fourth quarter of 2020, securities lending revenue has been reclassified from broker-related receivables and other revenue. Securities lending expense has been reclassified from other expense. Prior period amounts have been reclassified to reflect this change.
(6) Beginning in the fourth quarter of 2020, broker-related receivables were removed from total interest earning assets and netted against non-interest bearing funding sources, resulting in an immaterial reduction to total interest-earning assets and total funding sources. Prior period amounts have been reclassified to reflect this change.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities for 2018 are as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$25,594	$44	$82	$25,556
U.S. Treasury securities	18,410	—	108	18,302
Asset-backed securities	10,086	14	15	10,085
Corporate debt securities	7,477	10	20	7,467
Certificates of deposit	3,682	4	1	3,685
U.S. agency notes	900	—	2	898
Commercial paper	522	—	—	522
Foreign government agency securities	50	—	1	49
Non-agency commercial mortgage-backed securities	14	—	—	14
Total available for sale securities	$66,735	$72	$229	$66,578
Held to maturity securities
U.S. agency mortgage-backed securities	$118,064	$217	$2,188	$116,093
Asset-backed securities	18,502	83	39	18,546
Corporate debt securities	4,477	2	47	4,432
U.S. state and municipal securities	1,327	24	3	1,348
Non-agency commercial mortgage-backed securities	1,156	3	17	1,142
U.S. Treasury securities	223	—	6	217
Certificates of deposit	200	1	—	201
Foreign government agency securities	50	—	1	49
Other	10	—	—	10
Total held to maturity securities	$144,009	$330	$2,301	$142,038

For additional information on 2020 and 2019 investment securities, see Item 8 – Note 6.

As of December 31, 2020, with exception of holdings of securities issued by the U.S. Government and U.S. Government agencies and corporations, the Company held no investment securities from single issuers with aggregate book values in excess of ten percent of stockholders’ equity.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

4.    Cross-border Holdings

The below information describes Schwab’s cross-border holdings, based on fair value, as of December 31, 2020, 2019, and 2018. Such holdings, by country, that exceed 0.75% of total assets are disclosed separately.

December 31, 2020	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$6,716	$—	$6,716	1.2%

December 31, 2019	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$3,103	$—	$3,103	1.1%

December 31, 2018	Banks and other financial institutions	Commercial and industrial institutions	Total	Exposure as a % of total assets
Country:
France	$2,793	$—	$2,793	0.9%

5.    Bank Loans and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

December 31,	2020	2019	2018	2017	2016
Residential real estate:
First Mortgages	$14,904	$11,704	$10,384	$10,016	$9,134
HELOCs	842	1,117	1,505	1,943	2,350
Total residential real estate	15,746	12,821	11,889	11,959	11,484
Pledged asset lines	7,916	5,206	4,561	4,369	3,851
Other	181	203	180	176	94
Total bank loans	$23,843	$18,230	$16,630	$16,504	$15,429

An analysis of nonaccrual loans is as follows:

December 31,	2020	2019	2018	2017	2016
Nonaccrual loans	$89	$22	$21	$28	$26
Average nonaccrual loans	$35	$21	$25	$27	$27

There were no loans accruing interest that were contractually 90 days or more past due as of any period presented.

Changes in the allowance for credit losses on bank loans were as follows:

December 31,	2020	2019	2018	2017	2016
Balance at beginning of year	$18	$21	$26	$26	$31
Adoption of ASU 2016-13 (1)	1	—	—	—	—
Charge-offs	—	—	(1)	(3)	(2)
Recoveries	1	2	2	3	2
Provision for credit losses	10	(5)	(6)	—	(5)
Balance at end of year	$30	$18	$21	$26	$26
(1) See Item 8 – Note 2 for discussion of the adoption of ASU 2016-13.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

The maturities of the loan portfolio are as follows:

December 31, 2020	Within 1 year	After 1 year through 5 years	After 5 years	Total
Residential real estate:
First Mortgages (1)	$—	$1	$14,903	$14,904
HELOCs (2)	410	183	249	842
Total residential real estate	410	184	15,152	15,746
Pledged asset lines	5,811	2,105	—	7,916
Other	5	173	3	181
Total	$6,226	$2,462	$15,155	$23,843
(1) Maturities are based upon the contractual terms of the loans.
(2) Maturities are based on an initial draw period of ten years.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2020	After 1 year
Loans with floating or adjustable interest rates	$15,465
Loans with predetermined interest rates	2,152
Total	$17,617

6.    Summary of Credit Loss on Banking Loans Experience

December 31,	2020	2019	2018	2017	2016
Average loans	$20,932	$16,832	$16,554	$15,919	$14,715
Allowance to year end loans	.13%	.10%	.13%	.16%	.17%
Allowance to nonperforming loans	34%	82%	100%	93%	101%
Nonperforming assets to average loans and real estate owned	.43%	.14%	.14%	.20%	.21%

7.    Bank Deposits

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total deposits from banking clients:

December 31,	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$271,534	0.03%	$197,788	0.33%	$184,039	0.28%

At December 31, 2020, there were no certificates of deposit of $100,000 or more included in bank deposits.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

8.    Ratios

December 31,	2020	2019	2018
Return on average total stockholders’ equity	9.38%	17.30%	17.53%
Return on average total assets	0.80%	1.32%	1.33%
Average total stockholders’ equity as a percentage of average total assets	8.49%	7.65%	7.58%
Dividend payout ratio (1)	33.96%	25.47%	18.78%
Note: Average balance calculations based on month end balances.
(1)      Dividends declared per common share divided by diluted EPS.