Form 10-Q
period 2021-03-31
SCHWAB CHARLES CORP
filed 2021-05-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 1-9700

THE  CHARLES  SCHWAB  CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Schwab Way, Westlake, TX  76262
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (817) 859-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock – $.01 par value per share	SCHW	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 6.00% Non-Cumulative Preferred Stock, Series C	SCHW PrC	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 5.95% Non-Cumulative Preferred Stock, Series D	SCHW PrD	New York Stock Exchange
Depositary Shares, each representing a 1/40th ownership interest in a share of 4.450% Non-Cumulative Preferred Stock, Series J	SCHW PrJ	New York Stock Exchange

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
1,807,052,639 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock outstanding on April 30, 2021

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $60 trillion, which means the Company’s $7.07 trillion in total client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Form 10-K).

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website also includes the Dodd-Frank stress test results, our regulatory capital disclosures based on Basel III, and our average liquidity coverage ratio. The SEC maintains a website at https://www.sec.gov that contains reports, proxy statements, and other information that we file electronically with them.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “expand,” “aim,” “maintain,” “continue,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

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
•Capital management; Tier 1 Leverage operating objective; sources of liquidity and capital (see Overview and Capital Management);
•Expected benefits from the TD Ameritrade acquisition; scope of technology work related to the integration; and expected timing for the client conversion (see Overview, Business Acquisitions in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 3, and Exit and Other Related Liabilities in Item 1 – Note 11);
•Cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview, Business Acquisitions in Item 1 – Note 3, and Exit and Other Related Liabilities in Note 11);
•Money market fund fee waivers (see Results of Operations);
•2021 capital expenditures (see Results of Operations);
•The phase-out of the use of LIBOR (see Risk Management);
•The migration of IDA balances to our balance sheet (see Capital Management and Commitments and Contingencies in Item 1 – Note 10);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Item 1 – Note 10); and
•The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 10 and Legal Proceedings in Part II, Item 1).

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
•Client use of our advice solutions and other products and services;
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
•Our ability to monetize client assets in a win-win manner;
•The scope and duration of the COVID-19 pandemic and actions taken by governmental authorities to contain the spread of the virus and the economic impact;
•Our ability to support client activity levels;
•The risk that expected cost synergies and other benefits from the TD Ameritrade acquisition may not be fully realized or may take longer to realize than expected;
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

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2020 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarter of 2021 and 2020 are:

	Three Months Ended March 31,		Percent Change
	2021	2020
Client Metrics
Net new client assets (in billions) (1)	$133.8	$73.2	83%
Core net new client assets (in billions)	$148.2	$73.2	102%
Client assets (in billions, at quarter end)	$7,069.1	$3,496.9	102%
Average client assets (in billions)	$6,952.2	$3,918.8	77%
New brokerage accounts (in thousands)	3,153	609	N/M
Active brokerage accounts (in thousands, at quarter end)	31,902	12,736	150%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,493.1	$1,822.8	92%
Client cash as a percentage of client assets (at quarter end)	11.5%	15.1%
Company Financial Information and Metrics
Total net revenues	$4,715	$2,617	80%
Total expenses excluding interest	2,755	1,570	75%
Income before taxes on income	1,960	1,047	87%
Taxes on income	476	252	89%
Net income	1,484	795	87%
Preferred stock dividends and other	96	38	153%
Net income available to common stockholders	$1,388	$757	83%
Earnings per common share — diluted (2)	$.73	$.58	26%
Net revenue growth from prior year	80%	(4)%
Pre-tax profit margin	41.6%	40.0%
Return on average common stockholders’ equity (annualized)	12%	14%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	6.4%	6.9%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$2,482	$1,527
Adjusted diluted EPS	$.84	$.61
Return on tangible common equity	24%	16%
(1) First quarter of 2021 includes an outflow of $14.4 billion from a mutual fund clearing services client.
(2) In connection with the acquisition of TD Ameritrade, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders, increasing our weighted average common shares outstanding for the first quarter of 2021 relative to the first quarter of 2020.
(3) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Schwab saw an unprecedented operating environment during the first three months of 2021. The U.S. economic recovery advanced, supported by expanding COVID-19 vaccine rollouts and government aid packages, and the equity markets continued to rise, with the S&P 500® rising 78% between the pandemic-driven low in March 2020 and the end of the first quarter of 2021. Interest rates began to lift as well, with the 10-year Treasury yield moving to 1.74% by quarter-end – its highest level since January 2020.

This environment contributed to another rise in client engagement and activity. Clients opened 3.2 million new brokerage accounts, exceeding our total for all of 2020, exclusive of the accounts we acquired as part of our 2020 acquisitions of TD Ameritrade and USAA’s Investment Management Company (USAA-IMCO). Daily average trades (DATs) rose considerably to

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

8.4 million in the first three months of 2021, rising 45% from the average of 5.8 million seen in the fourth quarter of 2020. Amidst this surge in activity, core net new assets totaled $148.2 billion in the first quarter of 2021, rising 102% from the first quarter of 2020 and 24% higher than the fourth quarter of 2020. Total client assets ended the first quarter of 2021 at $7.07 trillion, up 102% from March 31, 2020 and up 6% from year-end 2020.

With significantly heightened client activity levels during the first quarter of 2021, our service quality was impacted at times. As a result, we took multiple steps to better deliver the service experience our clients deserve and rely on, including enhancing online self-service capabilities, streamlining our call-routing processes, and increasing hiring, including 10% growth in client service professionals since year-end 2020. Our efforts were already yielding results by quarter-end, with significant improvement in client service levels.

Against this market and client activity backdrop, Schwab generated strong financial results during the first three months of 2021. Net income totaled $1.5 billion in the first quarter of 2021, up 87% from the first quarter of 2020, and the Company produced diluted earnings per common share (EPS) of $.73, up 26% from the first quarter of 2020. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, amounted to $.84, up 38% from the first quarter of 2020. These increases from the first quarter of 2020 were due largely to our October 6, 2020 acquisition of TD Ameritrade.

Total net revenues were $4.7 billion in the first quarter of 2021, up 80% from the first quarter of 2020, as TD Ameritrade contributed total net revenues of $2.2 billion. Total net revenues increased 13% from the fourth quarter of 2020, driven primarily by higher trading revenue and higher net interest revenue.

Net interest revenue totaled $1.9 billion in the first quarter, up 22% from the first quarter of 2020 and up 6% from the fourth quarter of 2020. The increase from the first quarter of 2020 reflected the inclusion of TD Ameritrade, which contributed $548 million of net interest revenue in the first quarter of 2021. The increase from the fourth quarter of 2020 was largely due to elevated margin loan utilization and higher overall interest-earning assets stemming from rising client cash balances. These factors more than offset the ongoing impacts of the Fed’s Zero Interest Rate Policy, including elevated prepayments of mortgage-backed securities. Asset management and administration fees totaled $1.0 billion, up 23% from the first quarter of 2020, due largely to the contribution of $142 million from TD Ameritrade in the first quarter of 2021, as well as overall growth in advice solutions balances including managed account assets from USAA, partially offset by money market fund fee waivers. Asset management and administration fees grew 3% from the fourth quarter of 2020 as growth in advisory solution balances and strong equity markets more than offset a $10 million increase in money market fund fee waivers.

Trading revenue was $1.2 billion in the first quarter of 2021, up from $188 million in the first quarter of 2020 and up from $854 million in the fourth quarter of 2020. The significant increase in the first quarter of 2021 reflected early-2021 market events on top of an already busy trading environment, as DATs increased significantly. TD Ameritrade contributed $980 million of trading revenue in the first quarter of 2021. Bank deposit account fee revenue totaled $351 million in the first quarter of 2021, decreasing 1% from the fourth quarter of 2020. Bank deposit account balances (BDA balances) remained relatively consistent from December 31, 2020, and certain balances repriced to current rates.

Total expenses excluding interest were $2.8 billion in the first quarter of 2021, increasing 75% from the first quarter of 2020 due primarily to the inclusion of TD Ameritrade’s results, which contributed $917 million. Total expenses excluding interest increased 2% from the fourth quarter of 2020 reflecting the impact of extraordinary client activity alongside anticipated integration spending and increased headcount to support our expanding client base. Acquisition and integration-related costs totaled $119 million in the first quarter of 2021, and amortization of acquired intangible assets was $154 million. Exclusive of these items, adjusted total expenses (1) were $2.5 billion in the first quarter of 2021, up 63% and 9% from the first and fourth quarters of 2020, respectively. Return on average common stockholders’ equity was 12% for the first quarter of 2021, down from 14% in the first quarter of 2020, as the return generated from higher net income was offset by higher balances of common stockholders’ equity due to the TD Ameritrade acquisition. Return on tangible common equity (1) (ROTCE) was 24% in the first quarter of 2021, up from 16% in the first quarter of 2020, due primarily to higher net income.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company continued its disciplined approach to capital management in the first quarter of 2021. During the first quarter, we completed two preferred stock offerings: Series I for $2.25 billion and Series J for $600 million. As previously announced, proceeds from the Series J preferred stock issuance will be used to redeem our $600 million Series C preferred stock on June 1, 2021. In addition, we issued 3- and 7-year senior notes totaling $4.0 billion in March 2021. Our priority for capital management remains centered on maintaining flexibility to support ongoing growth while also helping us move towards our long-term Tier 1 Leverage Ratio operating objective of 6.75%-7.00%. Schwab’s consolidated balance sheet assets were $563 billion at the end of the first quarter of 2021, up 3% from year-end 2020, and our Tier 1 Leverage Ratio increased to 6.4%.

Integration of TD Ameritrade

Against a backdrop of unprecedented client activity and volume growth in the first quarter of 2021, the Company continued its integration of TD Ameritrade. As a result of the significant growth seen in recent quarters across key client volume metrics, including the number of active brokerage accounts, DATs, and peak daily trades, the Company is expanding the scope of technology work related to the integration. We anticipate greater technology build-out to support the expanded volumes of our combined client base. Based on our revised integration plans and expanded scope of technology work, the Company expects to complete client conversion within 30 to 36 months from the date of acquisition, and we expect to incur total acquisition and integration-related costs and capital expenditures of between $2.0 billion and $2.2 billion.

The Company’s estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the expected duration and complexity of the integration process and the heightened uncertainty of the current economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, as well as increased real estate-related exit cost variability due to effects of the COVID-19 pandemic.

Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, with one-quarter to one-third on an annualized run-rate basis expected by the end of the first year following acquisition. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Item 7 – Overview in our 2020 Form 10-K and Item 1 – Note 11 for additional information regarding our integration of TD Ameritrade.

Current Regulatory Environment and Other Developments

Liquidity Coverage Ratio

As a result of our average weighted short-term wholesale funding for the past four quarters exceeding $75 billion, we will become subject to daily reporting of our liquidity coverage ratio (LCR) and net stable funding ratio (NSFR) to the Federal Reserve on July 1, 2021, and to the full (100%) LCR and NSFR (up from 85%) on October 1, 2021.

Financial Holding Company Election

On March 16, 2021, CSC’s declaration electing to be treated as a Financial Holding Company (FHC) was deemed effective by the Federal Reserve. In addition to the activities that savings and loan holding companies that have not elected to be treated as an FHC are permitted to conduct, the Company may now also engage in activities that are financial in nature or incidental to a financial activity (FHC Activities), including securities underwriting, dealing and making markets in securities, various insurance underwriting activities, and making merchant banking investments in non-financial companies.

The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible FHC Activities if the FHC or any of its depository institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements that the FHC and each of its depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” If the Federal Reserve finds that an FHC fails to meet these requirements, the FHC and its subsidiaries may not commence any new FHC Activity, either de novo or through an acquisition, without prior Federal Reserve approval. The Federal Reserve may also impose any additional limitations or conditions on the conduct or activities of the FHC or any of its subsidiaries as it deems appropriate. If the FHC still fails to satisfy the applicable eligibility requirements 180 days after the Federal Reserve’s finding, the agency may require divestiture of all of the FHC’s depository institution subsidiaries or, alternatively, the FHC may elect to cease all of its FHC Activities. In addition, if any depository institution controlled by an FHC fails to maintain at least a

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

“Satisfactory” rating under the Community Reinvestment Act, the FHC and its subsidiaries are prohibited from engaging in additional FHC Activities.

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2021		2020
Three Months Ended March 31,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	18%	$2,015	43%	$1,708	65%
Interest expense	(24)%	(104)	(2)%	(136)	(5)%
Net interest revenue	22%	1,911	41%	1,572	60%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	4%	470	10%	452	17%
Advice solutions	50%	468	10%	312	12%
Other	24%	78	2%	63	3%
Asset management and administration fees	23%	1,016	22%	827	32%
Trading revenue
Commissions	N/M	614	13%	113	4%
Order flow revenue	N/M	591	13%	55	2%
Principal transactions	(45)%	11	—	20	1%
Trading revenue	N/M	1,216	26%	188	7%
Bank deposit account fees	N/M	351	7%	—	—
Other	N/M	221	4%	30	1%
Total net revenues	80%	$4,715	100%	$2,617	100%
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

Throughout the first quarter of 2021, short-term rates remained near zero, but as the U.S. economic recovery advanced, longer-term interest rates began to rise. The overall environment continued to contribute to elevated levels of prepayments on mortgage-backed securities, resulting in additional reinvestment of the available for sale (AFS) portfolio during the period. Client engagement in the equity markets greatly increased, and clients were net buyers of equity securities and other investment products during the first quarter. At the same time, Schwab saw significant growth in new client brokerage accounts and net new client assets, driving further growth in Schwab’s interest-earning assets.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2021			2020
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$38,898	$7	0.08%	$32,134	$85	1.04%
Cash and investments segregated	48,149	10	0.08%	23,716	87	1.45%
Receivables from brokerage clients	67,738	563	3.32%	19,151	168	3.47%
Available for sale securities (1)	338,245	1,091	1.29%	197,745	1,185	2.39%
Bank loans	24,476	139	2.27%	18,897	144	3.06%
Total interest-earning assets	517,506	1,810	1.40%	291,643	1,669	2.28%
Securities lending revenue (2)		204			37
Other interest revenue (2)		1			2
Total interest-earning assets (3)	$517,506	$2,015	1.56%	$291,643	$1,708	2.33%
Funding sources
Bank deposits	$363,099	$13	0.01%	$227,523	$57	0.10%
Payables to brokerage clients	87,339	2	0.01%	30,287	8	0.10%
Short-term borrowings (4)	1,093	—	0.22%	3	—	1.07%
Long-term debt	14,245	85	2.37%	7,527	66	3.53%
Total interest-bearing liabilities	465,776	100	0.09%	265,340	131	0.20%
Non-interest-bearing funding sources (3)	51,730			26,303
Securities lending expense (2)		5			7
Other interest expense (2)		(1)			(2)
Total funding sources (3)	$517,506	$104	0.08%	$291,643	$136	0.19%
Net interest revenue		$1,911	1.48%		$1,572	2.14%
(1) Amounts have been calculated based on amortized cost.
(2) Beginning in the fourth quarter of 2020, securities lending revenue has been reclassified from broker-related receivables and other revenue. Securities lending expense has been reclassified from other expense. Prior period amounts have been reclassified to reflect this change.
(3) Beginning in the fourth quarter of 2020, broker-related receivables were removed from total interest earning assets and netted against non-interest-bearing funding sources, resulting in an immaterial reduction to total interest-earning assets and total funding sources. Prior period amounts have been reclassified to reflect this change.
(4) Interest revenue or expense was less than $500 thousand in the period or periods presented.

Net interest revenue increased $339 million, or 22%, in the first quarter of 2021 compared to the same period in 2020, due primarily to growth in interest-earning assets, including elevated margin utilization, and growth in securities lending revenue, partially offset by lower average yields. Accelerated premium amortization stemming from the elevated prepayment of mortgage-related debt securities in the AFS portfolio partially offset the growth in net interest revenue. TD Ameritrade contributed $548 million of net interest revenue during the first quarter of 2021.

Average interest-earning assets for the first quarter of 2021 were higher by 77% compared to the same period in 2020. This increase resulted from higher bank deposits and payables to brokerage clients, due to rising client cash balances driven by the low interest rate environment and strong net new client cash inflows, as well as our 2020 acquisitions of TD Ameritrade and USAA-IMCO.

Our net interest margin decreased to 1.48% during the first quarter of 2021, from 2.14% in the same period of 2020. This decrease was driven primarily by lower yields received on interest-earning assets due largely to the Federal Reserve’s first quarter 2020 interest rate reductions as well as higher premium amortization on mortgage-related debt securities. Due to the low interest rate environment, purchases of investment securities throughout 2020 and the first quarter of 2021 were made at rates below the average yield on AFS portfolio, which negatively impacted our net interest margin. This more than offset higher revenue from increased margin utilization and securities lending, which comprised 40% of net interest revenue during the first quarter of 2021, up from 13% in the first quarter of 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2021			2020
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$169,683	$122	0.29%	$203,772	$152	0.30%
Fee waivers		(78)			—
Schwab money market funds	$169,683	44	0.11%	$203,772	152	0.30%
Schwab equity and bond funds, ETFs, and CTFs	377,282	86	0.09%	290,808	76	0.11%
Mutual Fund OneSource® and other non-transaction fee funds	222,455	172	0.31%	188,583	147	0.31%
Other third-party mutual funds and ETFs (1)	849,409	168	0.08%	451,959	77	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,618,829	470	0.12%	$1,135,122	452	0.16%
Advice solutions (2)
Fee-based	$424,629	468	0.45%	$263,256	312	0.48%
Non-fee-based	84,767	—	—	71,229	—	—
Total advice solutions	$509,396	468	0.37%	$334,485	312	0.38%
Other balance-based fees (3)	576,562	64	0.05%	432,847	54	0.05%
Other (4)		14			9
Total asset management and administration fees		$1,016			$827
(1) Beginning in the fourth quarter of 2020, includes third-party money funds related to the acquisition of TD Ameritrade.
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

Asset management and administration fees increased by $189 million, or 23%, in the first quarter of 2021 compared to the same period in 2020. This increase was due to the acquisition of TD Ameritrade, as well as additional growth in advice solutions, including managed account assets from USAA, and overall strength in the equity markets during the first quarter of 2021 relative to the same period in 2020. These increases were partially offset by the effect of money market fund fee waivers due to declining portfolio yields. TD Ameritrade contributed $142 million of asset management and administration fees in the first quarter of 2021. The amount of fee waivers in coming quarters is dependent on a variety of factors, including the level of short-term interest rates and client preferences across our money market fund line-up.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, exchange-traded funds (ETFs), and collective trust funds (CTFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 30% of the asset management and administration fees earned during the first quarter of 2021 compared to 45% of asset management and administration fees for the first quarter of 2020:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Balance at beginning of period	$176,089	$200,826	$341,689	$286,275	$223,857	$202,068
Net inflows (outflows)	(12,522)	1,989	12,805	6,531	(4,688)	(10,565)
Net market gains (losses) and other	14	913	19,323	(57,183)	8,120	(29,864)
Balance at end of period	$163,581	$203,728	$373,817	$235,623	$227,289	$161,639

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue
The following table presents trading revenue and related information:

	Three Months Ended March 31,		Percent Change
	2021	2020
Trading revenue	$1,216	$188	N/M
Clients’ daily average trades (DATs) (in thousands)	8,414	1,540	N/M
Number of trading days	61.0	62.0	(2)%
Revenue per trade (1)	$2.37	$1.97	20%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Trading revenue increased $1.0 billion in the first quarter of 2021 compared to the same period in 2020, primarily due to the acquisition of TD Ameritrade and heightened client engagement, which together drove significantly higher DATs. This increased trading activity drove significant growth in both commissions and order flow revenue. Overall, TD Ameritrade contributed $980 million of trading revenue in the first quarter of 2021.

Bank Deposit Account Fees

Beginning in the fourth quarter of 2020, the Company began earning bank deposit account fee revenue pursuant to the Insured Deposit Account agreement (IDA agreement) with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions) and arrangements with other third-party banks. Bank deposit account fees are primarily affected by average BDA balances and floating- and fixed-rate reference yields. Fees earned under the IDA agreement are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate.

Bank deposit account fees totaled $351 million during the three months ended March 31, 2021. During this period, the total average BDA balance was $166.8 billion, of which approximately 80% was designated as fixed-rate obligation amounts and approximately 20% as floating-rate obligation amounts.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, software fees, and non-recurring gains. Other revenue increased $191 million in the first quarter of 2021 compared to the same period in 2020 primarily due to the acquisition of TD Ameritrade as well as higher exchange processing fees resulting from higher trade volumes.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2021	2020
Compensation and benefits
Salaries and wages	$776	$502	55%
Incentive compensation	409	227	80%
Employee benefits and other	245	168	46%
Total compensation and benefits	$1,430	$897	59%
Professional services	226	182	24%
Occupancy and equipment	237	142	67%
Advertising and market development	116	67	73%
Communications	147	75	96%
Depreciation and amortization (1)	129	90	43%
Amortization of acquired intangible assets (1)	154	6	N/M
Regulatory fees and assessments	78	34	129%
Other	238	77	N/M
Total expenses excluding interest	$2,755	$1,570	75%
Expenses as a percentage of total net revenues
Compensation and benefits	30%	34%
Advertising and market development	2%	3%
Full-time equivalent employees (in thousands)
At quarter end	32.0	20.2	58%
Average	32.1	20.0	61%
(1) Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization. Prior periods have been reclassified to reflect this change.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Expenses excluding interest increased $1.2 billion, or 75%, in the first quarter of 2021 compared to the same period in 2020. In the first quarter of 2021, total expenses excluding interest included $917 million from TD Ameritrade. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased $955 million, or 63%, in the first quarter of 2021 compared the same period in 2020. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in the first quarter of 2021, compared to the same period in 2020, primarily due to an overall increase in employee headcount, driven primarily by our acquisition of TD Ameritrade. The increase was also due to additional headcount to support our expanding client base and service levels amidst heightened client engagement, as well as annual merit increases and higher bonus accrual. Compensation and benefits in the first quarter of 2021 included $72 million of acquisition and integration-related costs, up from $8 million in the first quarter of 2020.

Professional services expense increased in the first quarter of 2021 compared to the same period in 2020, primarily due to the inclusion of TDA’s results of operations and overall growth in the business. Professional services expense included $27 million of acquisition and integration-related costs, increasing from $23 million in the first quarter of 2020.

Occupancy and equipment expense increased in the first quarter of 2021 compared to the same period in 2020, primarily due to the inclusion of TDA’s results of operations and costs related to the integration of TD Ameritrade, as well as an increase in technology equipment costs associated with higher customer trade volumes and overall growth in the business.
Advertising and market development expense increased in the first quarter of 2021 compared to the same period in 2020, primarily due to the inclusion of TDA’s results of operations.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Communications expense increased in the first quarter of 2021 compared to the same period in 2020, primarily due the inclusion of TDA’s results of operations, as well as higher communications expenses due to higher customer trade volumes and overall growth of the business.

Depreciation and amortization expenses grew in the first quarter of 2021 compared to the same period in 2020, primarily resulting from growth in fixed assets due to the TDA acquisition, higher amortization of purchased and internally developed software, and higher depreciation of buildings related to expansion of our campuses in the U.S. Amortization of acquired intangible assets increased in 2021 as a result of acquisitions completed in 2020.

Regulatory fees and assessments increased in the first quarter of 2021 primarily as a result of the inclusion of TDA’s results of operations and overall growth in the business, including higher FDIC assessments due to asset growth.

Other expense increased in the first quarter of 2021 compared to the same period in 2020, primarily due the inclusion of TDA’s results of operations and increases in processing fees and related expenses due to higher customer trade volumes and market volatility.

Capital expenditures were $209 million and $250 million in the first quarter of 2021 and 2020, respectively. The decrease in capital expenditures from the prior year was primarily due to lower building expansion and lower capitalized software costs in 2021, partially offset by higher hardware costs relative to the first three months of 2020. We anticipate capital expenditures for full-year 2021 to be approximately 6-7% of total net revenues.

Taxes on Income

Taxes on income were $476 million and $252 million for the first quarters of 2021 and 2020, respectively, resulting in effective income tax rates on income before taxes of 24.3% and 24.1%, respectively. The increase in the effective tax rate in the first quarter of 2021 compared to the same period in 2020 was primarily due to the impact of state rate changes on the Company’s deferred tax liabilities during the first quarter of 2021, increased state tax expense due to uncertain tax position accruals, and state-related tax benefits recognized during the first quarter of 2020. Partially offsetting the increase in the effective tax rate from these items was an increase in equity compensation tax benefits during the first quarter of 2021.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020
Net Revenues
Net interest revenue	29%	$1,454	$1,128	3%	$457	$444	22%	$1,911	$1,572
Asset management and administration fees	24%	742	600	21%	274	227	23%	1,016	827
Trading revenue	N/M	1,097	119	72%	119	69	N/M	1,216	188
Bank deposit account fees	N/M	254	—	N/M	97	—	N/M	351	—
Other	N/M	178	20	N/M	43	10	N/M	221	30
Total net revenues	100%	3,725	1,867	32%	990	750	80%	4,715	2,617
Expenses Excluding Interest	83%	2,109	1,154	55%	646	416	75%	2,755	1,570
Income before taxes on income	127%	$1,616	$713	3%	$344	$334	87%	$1,960	$1,047

Net New Client Assets (in billions) (1)	84%	$65.1	$35.3	81%	$68.7	$37.9	83%	$133.8	$73.2
(1) In the first three months of 2021, Investor Services includes an outflow of $14.4 billion from a mutual fund clearing services client.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 100% and 32%, respectively, in the first quarter of 2021 compared to the same quarter in 2020, primarily due to our October 6, 2020 acquisition of TD Ameritrade, as both segments saw growth in all revenue line items. The increase in net interest revenue in both segments was due to growth in interest-

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

earning assets, partially offset by lower average yields. Growth in asset management and administration fees in Investor Services was supported by growth in advice solutions, including managed account assets from USAA, and asset management and administration fees grew in both segments as a result of overall strength in the equity markets, partially offset by money market fund fee waivers. The increase in trading revenue for both segments was also supported by a significant increase in client trading activity. Bank deposit account fee revenue was earned at both segments during the first quarter of 2021, following the TDA acquisition.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 83% and 55%, respectively, in the first quarter of 2021 compared to the same quarter in 2020, primarily due to the inclusion of TD Ameritrade’s results of operations and higher customer trade volume. In addition, both segments saw higher compensation and benefits expenses due to additional increases in headcount to support our expanding client base and service levels amidst heightened client engagement, as well as annual merit increases and higher bonus accrual. For Investor Services, total expenses excluding interest also increased as a result of our hiring former USAA employees in connection with the 2020 acquisition of assets of USAA-IMCO.

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

For a discussion of our risk management programs, see Item 7 – Risk Management in the 2020 Form 10-K.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table shows the simulated change to net interest revenue over the next 12 months beginning March 31, 2021 and December 31, 2020 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2021	December 31, 2020
Increase of 100 basis points	14.2%	14.2%
Decrease of 100 basis points	(4.2)%	(4.3)%
Net interest revenue sensitivities as of March 31, 2021 remained relatively consistent with December 31, 2020, due to the continued low interest rate environment. Higher short-term interest rates would positively impact net interest revenue as yields on interest-earning assets are expected to rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

In addition to measuring the effect of a gradual 100 basis point parallel increase or decrease in current interest rates, we regularly simulate the effects of larger parallel- and non-parallel shifts in interest rates on net interest revenue.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of March 31, 2021, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

Economic Value of Equity Simulation

Management also uses economic value of equity (EVE) simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical behaviors as well as our expectations of the economic environment. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, non-maturity deposit behavior, and pricing assumptions. Our net interest revenue, bank deposit account fee revenue, and EVE simulations reflect the assumption of non-negative investment yields.

Phase-out of LIBOR

The Company has established a firm-wide team to address the phasing-out of LIBOR. As part of our efforts, we have assessed our LIBOR exposures, the largest of which are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fall-back language is in the security’s prospectus in the event that LIBOR is unavailable or deemed unreliable, and we have sold certain securities lacking appropriate fall-back language. We are updating loan agreements to ensure new LIBOR-based loans adequately provide for an alternative to LIBOR. Furthermore, we plan to phase-out the use of LIBOR as a reference rate in our new lending products before the end of December 2021, per guidance from the Federal Reserve Board.

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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at March 31, 2021:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$54,539
Federal Reserve discount window (2)	Banking subsidiaries	—	10,050
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper (3)	CSC	1,500	—
Committed, unsecured credit facility with various external banks (4)	CSC	—	700
Committed, unsecured credit facilities with various external banks (5)	TDAC	—	1,450
Secured uncommitted lines of credit with various external banks (6)	TDAC	1,000	—
(1) Amounts available are dependent on the amount of First Mortgages, HELOCs, and the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.
(3) In February 2021, the Company increased the amount of commercial paper available to issue from $750 million to $1.5 billion.
(4) This facility matures on May 28, 2021, and the Company anticipates it will not renew this facility.
(5) Comprised of two senior unsecured committed facilities for $850 million and $600 million. The $850 million senior revolving credit facility matured on April 20, 2021 and was not renewed.
(6) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lender as determined by the credit agreement.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at March 31, 2021 and December 31, 2020.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Liquidity Coverage Ratio

Schwab is currently subject to a reduced LCR rule requiring the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation in the 2020 Form 10-K for additional information. The Company was in compliance with the reduced LCR rule at March 31, 2021. Schwab will become subject to the full (100%) LCR on October 1, 2021. The table below presents information about our average daily LCR:

Average for the Three Months Ended March 31, 2021

Total eligible high quality liquid assets	$87,451
Net cash outflows	$81,892
LCR	107%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Borrowings

The following are details of the Senior Notes:

March 31, 2021	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$13,881	2021 - 2031	2.33%	A2	A	A
TDA Senior Notes	$3,550	2021 - 2029	2.79%	A2	A	—

New Debt Issuances

Schwab’s debt issuances in the first quarter of 2021 were senior unsecured obligations. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
03/18/2021	$1,500	03/18/2024	0.750%
03/18/2021	$1,250	03/18/2024	SOFR + 0.500%
03/18/2021	$1,250	03/20/2028	2.000%

Equity Issuances

CSC’s preferred stock issued and net proceeds for the first quarter of 2021 are as follows:

	Date Issued and Sold	Net Proceeds
Series I	March 18, 2021	$2,222
Series J	March 30, 2021	$584

On April 6, 2021, the Company announced it will redeem on June 1, 2021, all of the outstanding shares of its 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, and the corresponding depositary shares. The redemption will be funded with the net proceeds from the Series J preferred stock offering.

For further discussion of CSC’s long-term debt and information on the equity offerings, see Item 1 – Notes 9 and 14.

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

As a result of significant inflows of client cash in 2020, our Tier 1 Leverage Ratio declined below our long-term operating objective for consolidated CSC of 6.75%-7.00%, ending 2020 at 6.3%. Due to our March 2021 issuances of preferred stock and strength in earnings in the first quarter of 2021, our Tier 1 Leverage Ratio increased to 6.4% at March 31, 2021. Though still below our long-term operating objective, this ratio is well above the regulatory minimum. The pace of return to our long-term operating objective over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuance and deployment. We continue to manage our capital position in accordance with our policy and strategy described above and in further detail in our 2020 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements

CSC and our banking subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2020 Form 10-K and in Item 1 – Note 17. As of March 31, 2021, CSC and our banking subsidiaries are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$55,594	$21,790	$56,060	$22,223
Less:
Preferred stock	10,539	—	7,733	—
Common Equity Tier 1 Capital before regulatory adjustments	$45,055	$21,790	$48,327	$22,223
Less:
Goodwill, net of associated deferred tax liabilities	$11,897	$13	$11,897	$13
Other intangible assets, net of associated deferred tax liabilities	7,966	—	8,103	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	17	12	17	12
AOCI adjustment	878	654	5,394	4,672
Common Equity Tier 1 Capital	$24,297	$21,111	$22,916	$17,526
Tier 1 Capital	$34,836	$21,111	$30,649	$17,526
Total Capital	34,874	21,130	30,688	17,558
Risk-Weighted Assets	133,167	96,252	123,881	91,062
Total Leverage Exposure	547,854	355,689	491,469	325,437
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.2%	21.9%	18.5%	19.2%
Tier 1 Capital/Risk-Weighted Assets	26.2%	21.9%	24.7%	19.2%
Total Capital/Risk-Weighted Assets	26.2%	22.0%	24.8%	19.3%
Tier 1 Leverage Ratio	6.4%	6.0%	6.3%	5.5%
Supplementary Leverage Ratio	6.4%	5.9%	6.2%	5.4%

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve and the Texas Department of Savings and Mortgage Lending (TDSML) to declare dividends to CSC.

As broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc. are subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker dealers. At March 31, 2021, CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 1 – Note 17 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

IDA Agreement

Pursuant to the IDA agreement, Schwab will move uninsured IDA balances out of the IDA sweep program on June 30, 2021. The IDA agreement also provides that, starting July 1, 2021, Schwab will have the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company’s overall capital management strategy includes supporting migration of the uninsured IDA balances on June 30, 2021 as well as optional IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Note 10 for further information on the IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts for the first three months of 2021 and 2020 are as follows:

	2021		2020
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$341	$.18	$233	$.18
Series A Preferred Stock (1)	14	35.00	14	35.00
Series C Preferred Stock (2)	9	15.00	9	15.00
Series D Preferred Stock (2)	11	14.88	11	14.88
Series E Preferred Stock (3)	14	2,312.50	14	2,312.50
Series F Preferred Stock (4)	—	—	—	—
Series G Preferred Stock (5)	34	1,343.75	N/A	N/A
Series H Preferred Stock (6)	22	888.89	N/A	N/A
Series I Preferred Stock (7)	—	—	N/A	N/A
Series J Preferred Stock (8)	—	—	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(4) Dividends paid semi-annually until December 1, 2027, and quarterly thereafter.
(5) Series G Preferred Stock was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.
(6) Series H Preferred Stock was issued on December 11, 2020. Dividends are paid quarterly, and the first dividend was paid on March 1, 2021.
(7) Series I Preferred Stock was issued on March 18, 2021. Dividends are paid quarterly beginning on June 1, 2021.
(8) Series J Preferred Stock was issued on March 30, 2021. Dividends are paid quarterly beginning on June 1, 2021.
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the first quarter of 2021 or 2020. As of March 31, 2021, $1.8 billion remained on our existing authorization.

OTHER

Foreign Exposure
At March 31, 2021, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2021, the fair value of these holdings totaled $8.1 billion, with the top three exposures being to issuers and counterparties domiciled in France at $4.7 billion, Germany at $1.2 billion, and Canada at $873 million. At December 31, 2020, the fair value of these holdings totaled $10.1 billion, with the top three exposures being to issuers and counterparties domiciled in France at $6.7 billion, Germany at $1.2 billion, and Canada at $880 million. In addition, Schwab had outstanding margin loans to foreign residents of $4.7 billion and $2.2 billion at March 31, 2021 and December 31, 2020, respectively. Outstanding margin loans to foreign residents at March 31, 2021 and December 31, 2020 include $3.1 billion and $1.2 billion, respectively, attributable to the inclusion of TDA balances.

Off-Balance Sheet Arrangements
Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Notes 6, 7, 9, 10, and 12. Concurrent with the closing of the acquisition of TD Ameritrade effective October 6, 2020, the IDA agreement with the TD Depository Institutions became effective. Pursuant to the IDA agreement, certain brokerage client deposits are required to be swept off-balance sheet to the TD Depository Institutions. TD Ameritrade also maintains agreements

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

pursuant to which client brokerage cash deposits are swept to other third-party depository institutions. See Item 1 – Note 10 for additional information on the IDA agreement.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2020 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2021.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended March 31,
	2021	2020
Total expenses excluding interest (GAAP)	$2,755	$1,570
Acquisition and integration-related costs (1)	(119)	(37)
Amortization of acquired intangible assets	(154)	(6)
Adjusted total expenses (non-GAAP)	$2,482	$1,527
(1) Acquisition and integration-related costs for the three months ended March 31, 2021 primarily consist of $72 million of compensation and benefits, $27 million of professional services, and $16 million of occupancy and equipment. Acquisition and integration-related costs for the three months ended March 31, 2020 primarily consist of $23 million of professional services, $8 million of compensation and benefits, and $4 million of other expense.

	Three Months Ended March 31,
	2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,388	$.73	$757	$.58
Acquisition and integration-related costs	119.06		37.03
Amortization of acquired intangible assets	154.08		6	—
Income tax effects (1)	(67)	(.03)	(11)	—
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,594	$.84	$789	$.61
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended March 31,
	2021	2020
Return on average common stockholders' equity (GAAP)	12%	14%
Average common stockholders' equity	$46,691	$21,215
Less: Average goodwill	(11,952)	(1,227)
Less: Average acquired intangible assets — net	(9,915)	(125)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,935	67
Average tangible common equity	$26,759	$19,930
Adjusted net income available to common stockholders (1)	$1,594	$789
Return on tangible common equity (non-GAAP)	24%	16%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income (1)
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Revenues
Interest revenue	$2,015	$1,708
Interest expense	(104)	(136)
Net interest revenue	1,911	1,572
Asset management and administration fees (2)	1,016	827
Trading revenue	1,216	188
Bank deposit account fees	351	—
Other	221	30
Total net revenues	4,715	2,617
Expenses Excluding Interest
Compensation and benefits	1,430	897
Professional services	226	182
Occupancy and equipment	237	142
Advertising and market development	116	67
Communications	147	75
Depreciation and amortization	129	90
Amortization of acquired intangible assets	154	6
Regulatory fees and assessments	78	34
Other	238	77
Total expenses excluding interest	2,755	1,570
Income before taxes on income	1,960	1,047
Taxes on income	476	252
Net Income	1,484	795
Preferred stock dividends and other (3)	96	38
Net Income Available to Common Stockholders	$1,388	$757
Weighted-Average Common Shares Outstanding:
Basic	1,882	1,287
Diluted	1,892	1,294
Earnings Per Common Shares Outstanding (4):
Basic	$.74	$.59
Diluted	$.73	$.58
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.
(2) Includes fee waivers of $78 million for the first quarter of 2021. No fee waivers were recognized for the first quarter of 2020.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(4) For the three months ended March 31, 2021, the Company had voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$1,484	$795
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(5,917)	5,151
Other reclassifications included in other revenue	(10)	—
Other comprehensive income (loss), before tax	(5,927)	5,151
Income tax effect	1,411	(1,244)
Other comprehensive income (loss), net of tax	(4,516)	3,907
Comprehensive Income (Loss)	$(3,032)	$4,702

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$48,182	$40,348
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $13,417 at March 31, 2021 and $14,904 at December 31, 2020)	40,423	50,399
Receivables from brokerage clients — net	74,711	64,440
Available for sale securities (amortized cost of $340,836 at March 31, 2021 and $330,248 at December 31, 2020)	342,006	337,400
Bank loans — net	25,421	23,813
Equipment, office facilities, and property — net	3,054	2,883
Goodwill	11,952	11,952
Acquired intangible assets — net	9,838	9,991
Other assets	7,870	7,783
Total assets	$563,457	$549,009
Liabilities and Stockholders’ Equity
Bank deposits	$369,898	$358,022
Payables to brokerage clients	101,339	104,201
Accrued expenses and other liabilities	16,428	17,094
Short-term borrowings	2,500	—
Long-term debt	17,698	13,632
Total liabilities	507,863	492,949
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $10,700 and $7,850 at March 31, 2021 and December 31, 2020, respectively	10,539	7,733
Common stock — 3 billion shares authorized; $.01 par value per share; 1,994,895,180 shares issued at March 31, 2021 and December 31, 2020	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 79,293,695 shares issued at March 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	26,629	26,515
Retained earnings	23,029	21,975
Treasury stock, at cost — 188,940,415 shares at March 31, 2021 and 193,577,648 shares at December 31, 2020	(5,502)	(5,578)
Accumulated other comprehensive income (loss)	878	5,394
Total stockholders’ equity	55,594	56,060
Total liabilities and stockholders’ equity	$563,457	$549,009

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$2,793	1,488	$15	—	$—	$4,656	$19,960	$(5,767)	$88	$21,745
Net income	—	—	—	—	—	—	795	—	—	795
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,907	3,907
Dividends declared on preferred stock	—	—	—	—	—	—	(34)	—	—	(34)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(233)	—	—	(233)
Stock option exercises and other	—	—	—	—	—	(8)	—	31	—	23
Share-based compensation	—	—	—	—	—	56	—	—	—	56
Other	—	—	—	—	—	10	(1)	2	—	11
Balance at March 31, 2020	$2,793	1,488	$15	—	$—	$4,714	$20,487	$(5,734)	$3,995	$26,270

Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060
Net income	—	—	—	—	—	—	1,484	—	—	1,484
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(4,516)	(4,516)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Dividends declared on preferred stock	—	—	—	—	—	—	(90)	—	—	(90)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(340)	—	—	(340)
Stock option exercises and other	—	—	—	—	—	8	—	89	—	97
Share-based compensation	—	—	—	—	—	98	—	—	—	98
Other	—	—	—	—	—	8	—	(13)	—	(5)
Balance at March 31, 2021	$10,539	1,995	$20	79	$1	$26,629	$23,029	$(5,502)	$878	$55,594

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$1,484	$795
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	100	56
Depreciation and amortization	129	90
Amortization of acquired intangible assets	154	6
Provision (benefit) for deferred income taxes	(16)	—
Premium amortization, net, on available for sale securities	624	190
Other	92	83
Net change in:
Investments segregated and on deposit for regulatory purposes	5,022	(3,810)
Receivables from brokerage clients	(10,290)	2,763
Other assets	109	187
Payables to brokerage clients	(2,862)	10,031
Accrued expenses and other liabilities	712	(273)
Net cash provided by (used for) operating activities	(4,742)	10,118
Cash Flows from Investing Activities
Purchases of available for sale securities	(41,658)	(27,769)
Proceeds from sales of available for sale securities	6,605	69
Principal payments on available for sale securities	23,909	10,191
Net change in bank loans	(1,780)	(1,327)
Purchases of equipment, office facilities, and property	(186)	(156)
Purchases of Federal Reserve stock	(10)	(182)
Other investing activities	(38)	(22)
Net cash provided by (used for) investing activities	(13,158)	(19,196)
Cash Flows from Financing Activities
Net change in bank deposits	11,876	57,383
Net change in short-term borrowings	2,500	—
Issuance of long-term debt	3,970	1,089
Net proceeds from preferred stock offerings	2,806	—
Dividends paid	(445)	(281)
Proceeds from stock options exercised	97	23
Other financing activities	(25)	(6)
Net cash provided by (used for) financing activities	20,779	58,208
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	2,879	49,130
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	70,560	45,577
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$73,439	$94,707
Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$—	$136,099
Securities purchased during the period but settled after period end	$—	$2,634
Additions of equipment, office facilities, and property	$23	$94
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$123	$169
Income taxes	$37	$20
Amounts included in the measurement of operating lease liabilities	$70	$37
Leased assets obtained in exchange for new operating lease liabilities	$9	$64
Leased assets obtained in exchange for new finance lease liabilities	$108	$—

	March 31, 2021	March 31, 2020
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$48,182	$68,458
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	25,257	26,249
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$73,439	$94,707
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.
(2) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 17.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2020 Form 10-K.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization and presented separately in the condensed consolidated statements of income. Prior period amounts have been reclassified to reflect these changes. Corresponding presentation changes have been made to the condensed consolidated statements of cash flows.

The significant accounting policies are included in Note 2 in the 2020 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2021.

2.    New Accounting Standards

The Company did not adopt any material new accounting standards during the three months ended March 31, 2021. In addition, there are no new accounting standards not yet adopted that are material to the Company as of March 31, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Business Acquisitions

TD Ameritrade

On October 6, 2020 Schwab completed its previously announced acquisition of TD Ameritrade for $21.8 billion in stock. As a result of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and approximately 77 million shares of nonvoting common stock. Subsequently, TD Bank and its affiliates exchanged common stock for nonvoting common stock and held approximately 79 million shares of nonvoting common stock as of March 31, 2021. For further details on the new class of nonvoting common stock, see Note 19 in the 2020 Form 10-K.

There have been no adjustments to the provisional purchase price and fair value estimates presented in Note 3 of the 2020 Form 10-K, and such amounts are now final with the exception of estimates related to certain acquired assets classified as other assets and certain assumed liabilities classified as accrued expenses and other liabilities within the Company’s condensed consolidated balance sheet. These estimates are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the fair values of such assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. The Company expects to finalize the valuation of these assets and liabilities as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair values of the acquired assets and assumed liabilities will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the TD Ameritrade acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs, amortization and depreciation of acquired intangible and tangible assets, the impact of the amended IDA agreement which reduced the service fee on client cash deposits held at the TD Depository Institutions to 15 basis points from the 25 basis points paid by TD Ameritrade under its previous IDA agreement, and other immaterial adjustments for the effects of purchase accounting. Pro forma net income for the three months ended March 31, 2020 excludes $14 million of after-tax acquisition costs incurred by Schwab and TD Ameritrade as these costs were included in pro forma net income for the year ended December 31, 2019. The unaudited pro forma results do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the TD Ameritrade acquisition been completed as of January 1, 2019.

Three Months Ended March 31,

2020
Total net revenues	$4,101
Net income	1,182

USAA-IMCO
On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash. The Company finalized the valuation of the assets acquired and liabilities assumed in the acquisition in 2020. For details surrounding the Company’s purchase accounting for USAA-IMCO, see Note 3 of the 2020 Form 10-K.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the USAA-IMCO acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs and amortization of acquired intangible assets, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. Pro forma net income for the three months ended March 31, 2020 excludes $11 million of after-tax acquisition costs as these costs were included in pro forma net income for the year ended December 31, 2019. The unaudited pro forma financial

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the USAA-IMCO acquisition been completed as of January 1, 2019.

Three Months Ended March 31,
2020
Total net revenues	$2,696
Net income	730

4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2021	2020
Net interest revenue
Interest revenue	$2,015	$1,708
Interest expense	(104)	(136)
Net interest revenue	1,911	1,572
Asset management and administration fees
Mutual funds, ETFs, and CTFs	470	452
Advice solutions	468	312
Other	78	63
Asset management and administration fees	1,016	827
Trading revenue
Commissions	614	113
Order flow revenue	591	55
Principal transactions	11	20
Trading revenue	1,216	188
Bank deposit account fees	351	—
Other	221	30
Total net revenues	$4,715	$2,617

For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances

Receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606) were $602 million at March 31, 2021 and $579 million at December 31, 2020 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of March 31, 2021 or December 31, 2020.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS investment securities are as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed securities	$299,062	$4,719	$3,886	$299,895
Asset-backed securities (1)	18,409	133	59	18,483
Corporate debt securities (2)	12,776	254	122	12,908
U.S. Treasury securities (3)	6,069	18	9	6,078
U.S. state and municipal securities	1,577	88	9	1,656
Foreign government agency securities	1,409	1	1	1,409
Non-agency commercial mortgage-backed securities	1,211	40	—	1,251
Certificates of deposit	300	—	—	300
Other	23	3	—	26
Total available for sale securities	$340,836	$5,256	$4,086	$342,006

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed securities	$283,911	$7,005	$563	$290,353
Asset-backed securities (1)	18,808	174	84	18,898
Corporate debt securities (2)	12,408	388	—	12,796
U.S. Treasury securities (3)	10,631	25	—	10,656
U.S. state and municipal securities	1,544	153	—	1,697
Foreign government agency securities	1,411	2	—	1,413
Non-agency commercial mortgage-backed securities	1,213	52	—	1,265
Certificates of deposit	300	—	—	300
Other	22	—	—	22
Total available for sale securities	$330,248	$7,799	$647	$337,400
(1) Approximately 52% and 51% of asset-backed securities held as of March 31, 2021 and December 31, 2020, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 36% of the asset-backed securities held at both March 31, 2021 and December 31, 2020.
(2) As of March 31, 2021 and December 31, 2020, approximately 43% and 46%, respectively of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $3.2 billion of AFS short-term U.S. Treasury securities as of March 31, 2021 (none as of December 31, 2020). These holdings have an aggregate market value equal to amortized cost.

At March 31, 2021, our banking subsidiaries had pledged securities with a fair value of $43.8 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 9). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $10.1 billion as collateral for this facility at March 31, 2021. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.6 billion at March 31, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$146,823	$3,877	$3,185	$9	$150,008	$3,886
Corporate debt securities	2,515	122	—	—	2,515	122
Asset-backed securities	1,716	16	5,654	43	7,370	59
U.S. Treasury securities	370	9	—	—	370	9
U.S. state and municipal securities	186	9	—	—	186	9
Foreign government agency securities	856	1	—	—	856	1
Total	$152,466	$4,034	$8,839	$52	$161,305	$4,086

December 31, 2020
U.S. agency mortgage-backed securities	$61,706	$551	$4,774	$12	$66,480	$563
Asset-backed securities	1,398	13	5,822	71	7,220	84
Total	$63,104	$564	$10,596	$83	$73,700	$647
At March 31, 2021, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2020 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the three months ended March 31, 2021 and the year ended December 31, 2020. None of the Company’s AFS securities held as of March 31, 2021 and December 31, 2020 had an allowance for credit losses.

The Company had $616 million and $634 million of accrued interest receivable as of March 31, 2021 and December 31, 2020 for AFS securities. These amounts are excluded from the amortized cost basis and fair market value of AFS securities and included in other assets on the condensed consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the three months ended March 31, 2021, or the year ended December 31, 2020.

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

The maturities of AFS investment securities are as follows:

March 31, 2021	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
U.S. agency mortgage-backed securities	$2,488	$21,287	$62,748	$213,372	$299,895
Asset-backed securities	24	6,208	3,347	8,904	18,483
Corporate debt securities	3,816	5,745	3,347	—	12,908
U.S. Treasury securities	5,394	336	348	—	6,078
U.S. state and municipal securities	—	126	859	671	1,656
Foreign government agency securities	275	1,134	—	—	1,409
Non-agency commercial mortgage-backed securities	—	—	—	1,251	1,251
Certificates of deposit	300	—	—	—	300
Other	—	—	—	26	26
Total fair value	$12,297	$34,836	$70,649	$224,224	$342,006
Total amortized cost	$12,245	$33,675	$70,100	$224,816	$340,836

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended March 31,

	2021	2020
Proceeds	$6,605	$69
Gross realized gains	20	—
Gross realized losses	10	—

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

March 31, 2021	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$15,602	$29	$—	$55	$84	$15,686	$12	$15,674
HELOCs (1,2)	759	1	—	14	15	774	3	771
Total residential real estate	16,361	30	—	69	99	16,460	15	16,445
Pledged asset lines	8,793	2	2	—	4	8,797	—	8,797
Other	181	—	—	1	1	182	3	179
Total bank loans	$25,335	$32	$2	$70	$104	$25,439	$18	$25,421
December 31, 2020
Residential real estate:
First Mortgages (1,2)	$14,804	$27	$1	$72	$100	$14,904	$22	$14,882
HELOCs (1,2)	823	1	1	17	19	842	5	837
Total residential real estate	15,627	28	2	89	119	15,746	27	15,719
Pledged asset lines	7,901	10	5	—	15	7,916	—	7,916
Other	181	—	—	—	—	181	3	178
Total bank loans	$23,709	$38	$7	$89	$134	$23,843	$30	$23,813
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $72 million at March 31, 2021 and December 31, 2020.
(2) At March 31, 2021 and December 31, 2020, 46% and 45%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2021 or December 31, 2020.

At March 31, 2021, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

Changes in the allowance for credit losses on bank loans were as follows:

	March 31, 2021					March 31, 2020
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$22	$5	$27	$3	$30	$11	$4	$15	$3	$18
Adoption of ASU 2016-13	—	—	—	—	—	1	—	1	—	1
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for credit losses	(10)	(2)	(12)	—	(12)	9	—	9	1	10
Balance at end of period	$12	$3	$15	$3	$18	$21	$4	$25	$4	$29

As discussed in Item 8 – Note 2 in our 2020 Form 10-K, PALs are subject to the collateral maintenance practical expedient under ASC 326. All PALs were fully collateralized by securities with fair values in excess of borrowings as of March 31, 2021 and December 31, 2020. Therefore, no allowance for credit losses for PALs as of those dates was required.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The U.S. economic situation has improved since December 31, 2020, though the path of the U.S. economy continues to depend on the course of the COVID-19 virus. The decline in the number of new hospitalizations and deaths, coupled with a rapid ramp-up in vaccinations, have led to a less uncertain macroeconomic outlook. Management’s reasonable and supportable forecast period extends through 2025, with solid growth in home prices anticipated over the near term and unemployment expected to remain above 5% through mid-2022. This improved macroeconomic outlook, along with the continued strong credit quality metrics in Schwab’s bank loans portfolio, resulted in a lower modeled projection of loss rates compared to December 31, 2020.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	March 31, 2021	December 31, 2020
Nonaccrual loans (1)	$70	$89
Other real estate owned (2)	1	1
Total nonperforming assets	71	90
Troubled debt restructurings	—	1
Total nonperforming assets and troubled debt restructurings	$71	$91
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
March 31, 2021	2021	2020	2019	2018	2017	pre-2017	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$—	$—	$1	$2	$—	$—	$—
620 – 679	9	30	8	1	8	25	81	—	3	3
680 – 739	274	752	285	82	156	359	1,908	72	74	146
≥740	2,264	6,714	1,979	352	690	1,696	13,695	353	272	625
Total	$2,547	$7,497	$2,272	$435	$854	$2,081	$15,686	$425	$349	$774
Origination LTV
≤70%	$2,215	$6,253	$1,782	$310	$647	$1,595	$12,802	$331	$247	$578
>70% – ≤90%	332	1,244	490	125	207	483	2,881	94	99	193
>90% – ≤100%	—	—	—	—	—	3	3	—	3	3
Total	$2,547	$7,497	$2,272	$435	$854	$2,081	$15,686	$425	$349	$774
Weighted Average Updated FICO
<620	$4	$9	$2	$—	$2	$21	$38	$3	$9	$12
620 – 679	27	61	41	10	14	49	202	11	15	26
680 – 739	245	587	182	55	87	233	1,389	50	52	102
≥740	2,271	6,840	2,047	370	751	1,778	14,057	361	273	634
Total	$2,547	$7,497	$2,272	$435	$854	$2,081	$15,686	$425	$349	$774
Estimated Current LTV (1)
≤70%	$2,217	$6,787	$2,158	$425	$840	$2,071	$14,498	$418	$341	$759
>70% – ≤90%	330	710	114	10	14	10	1,188	7	7	14
>90% – ≤100%	—	—	—	—	—	—	—	—	1	1
>100%	—	—	—	—	—	—	—	—	—	—
Total	$2,547	$7,497	$2,272	$435	$854	$2,081	$15,686	$425	$349	$774
Percent of Loans on Nonaccrual Status	0.04%	0.07%	0.28%	0.94%	0.60%	1.64%	0.35%	1.32%	2.58%	1.81%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

March 31, 2021	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$8,797	770	—
(1) Represents the LTV for the full line of credit (drawn and undrawn).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	pre-2017	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$—	$—	$—	$2	$3	$—	$—	$—
620 – 679	29	13	3	8	31	84	1	3	4
680 – 739	794	355	105	181	419	1,854	82	80	162
≥740	7,150	2,452	449	858	2,054	12,963	380	296	676
Total	$7,974	$2,820	$557	$1,047	$2,506	$14,904	$463	$379	$842
Origination LTV
≤70%	$6,653	$2,211	$396	$793	$1,935	$11,988	$351	$269	$620
>70% – ≤90%	1,321	609	161	254	568	2,913	112	107	219
>90% – ≤100%	—	—	—	—	3	3	—	3	3
Total	$7,974	$2,820	$557	$1,047	$2,506	$14,904	$463	$379	$842
Weighted Average Updated FICO
<620	$5	$2	$1	$4	$19	$31	$3	$9	$12
620 – 679	67	34	16	21	60	198	12	20	32
680 – 739	784	252	66	121	281	1,504	58	55	113
≥740	7,118	2,532	474	901	2,146	13,171	390	295	685
Total	$7,974	$2,820	$557	$1,047	$2,506	$14,904	$463	$379	$842
Estimated Current LTV (1)
≤70%	$6,999	$2,582	$533	$1,034	$2,490	$13,638	$452	$368	$820
>70% – ≤90%	975	238	24	13	16	1,266	11	9	20
>90% – ≤100%	—	—	—	—	—	—	—	1	1
>100%	—	—	—	—	—	—	—	1	1
Total	$7,974	$2,820	$557	$1,047	$2,506	$14,904	$463	$379	$842
Percent of Loans on Nonaccrual Status	0.09%	0.38%	1.02%	0.87%	1.57%	0.48%	1.37%	2.80%	2.02%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

December 31, 2020	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$7,916	770	—
(1) Represents the LTV for the full line of credit (drawn and undrawn).

At March 31, 2021, First Mortgage loans of $13.2 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 27% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 79% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At March 31, 2021 and December 31, 2020, Schwab had $46 million and $43 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended March 31,
	2021	2020
HELOCs converted to amortizing loans	$9	$11

The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2021	Balance
Converted to an amortizing loan by period end	$349
Within 1 year	23
> 1 year – 3 years	81
> 3 years – 5 years	83
> 5 years	238
Total	$774

At March 31, 2021, $602 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2021, the borrowers on approximately 51% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of March 31, 2021 and December 31, 2020, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of those are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2021			December 31, 2020
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$691	$378	$691	$649	$344	$649
Other CRA investments (2)	134	—	152	118	—	152
Total	$825	$378	$843	$767	$344	$801
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2021 and 2024. During the three months ended March 31, 2021 and year ended

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
December 31, 2020, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2021	December 31, 2020
Interest-bearing deposits:
Deposits swept from brokerage accounts	$343,072	$332,513
Checking	18,796	17,785
Savings and other	7,010	6,739
Total interest-bearing deposits	368,878	357,037
Non-interest-bearing deposits	1,020	985
Total bank deposits	$369,898	$358,022

9.    Borrowings

CSC Senior Notes

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes.

TDA Senior Notes

TDA’s Senior Notes are unsecured obligations. TDA Holding may redeem some or all of the TDA Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate TDA Senior Notes and quarterly for the floating-rate TDA Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of March 31, 2021 and December 31, 2020.

	Date of Issuance	Principal Amount Outstanding
		March 31, 2021	December 31, 2020
CSC Fixed-rate Senior Notes:
3.250% due May 21, 2021	05/22/18	$600	$600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	—
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	—
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
Floating-rate Senior Notes:
Three-month LIBOR +0.32% due May 21, 2021	05/22/18	600	600
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	—
Total CSC Senior Notes		13,881	9,881
TDA Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	750	750
3.750% due April 1, 2024	11/01/18	400	400
3.625% due April 1, 2025	10/22/14	500	500
3.300% due April 1, 2027	04/27/17	800	800
2.750% due October 1, 2029	08/16/19	500	500
Floating-rate TDA Senior Notes:
Three-month LIBOR + 0.43% due November 1, 2021	11/01/18	600	600
Total TDA Senior Notes		3,550	3,550
Other financing		114	6
Unamortized premium — net		230	249
Debt issuance costs		(77)	(54)
Total long-term debt		$17,698	$13,632

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at March 31, 2021 are as follows:

Maturities
2021	$1,821
2022	1,035
2023	829
2024	3,673
2025	2,237
Thereafter	7,950
Total maturities	17,545
Unamortized premium — net	230
Debt issuance costs	(77)
Total long-term debt	$17,698

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of March 31, 2021 and December 31, 2020, the collateral pledged provided a total borrowing capacity of $54.5 billion and $55.1 billion, respectively, of which no amounts were outstanding at the end of either period.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $29 million at March 31, 2021 and December 31, 2020, respectively.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of March 31, 2021 and December 31, 2020, the collateral pledged provided total borrowing capacity of $10.1 billion and $7.9 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue commercial paper notes with maturities up to 270 days, and had $1.5 billion outstanding at March 31, 2021 and none at December 31, 2020.

CSB and Charles Schwab Premier Bank (CSPB) are members of the Federal Reserve. As a condition of our Federal Reserve membership, we are required to hold Federal Reserve stock, which totaled $201 million and $191 million at March 31, 2021 and December 31, 2020, respectively.

TD Ameritrade Lines of Credit and Revolving Credit Facilities

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $1.0 billion outstanding under the secured uncommitted lines of credit as of March 31, 2021. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2020. See Note 12 for additional information.

TDAC maintained two senior unsecured committed revolving credit facilities with an aggregate borrowing capacity of $1.5 billion, consisting of an $850 million senior revolving credit facility and a $600 million senior revolving credit facility. The $850 million facility matured on April 20, 2021 and was not renewed. The $600 million facility matures in April 2022. There were no borrowings outstanding under the TDAC senior revolving facilities as of March 31, 2021 and December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Quicken Loans, Inc. (Quicken Loans®). Pursuant to the Program, Quicken Loans originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Quicken Loans. CSB purchased First Mortgages of $2.8 billion and $2.2 billion during the first quarters of 2021 and 2020, respectively. CSB purchased HELOCs with commitments of $99 million and $107 million during the first quarters of 2021 and 2020, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	March 31, 2021	December 31, 2020
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$7,679	$8,141
Commitments to purchase First Mortgage loans	3,222	1,917
Total	$10,901	$10,058

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At March 31, 2021, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at March 31, 2021. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

IDA agreement: The Company’s IDA agreement with the TD Depository Institutions became effective on October 6, 2020. The IDA agreement creates responsibilities of the Company and certain contingent obligations. Pursuant to the IDA agreement, cash held in eligible brokerage client accounts must be swept off-balance sheet to money market deposit accounts at the TD Depository Institutions. Schwab provides marketing, recordkeeping and support services to the TD Depository Institutions with respect to the money market deposit accounts for which Schwab receives an aggregate monthly fee, determined by reference to certain yields, less a service fee on client cash deposits held at the TD Depository Institutions, FDIC insurance assessments, and interest on deposits paid to clients. Though unlikely, in the event the sweep arrangement fee computation were to result in a negative amount in any given month, Schwab would be required to pay the TD Depository Institutions.

Pursuant to the IDA agreement, Schwab will move uninsured IDA balances out of the IDA sweep program on June 30, 2021. The IDA agreement also provides that, starting July 1, 2021, Schwab will have the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the IDA agreement, including the requirement that Schwab can only move IDA balances designated as floating-rate obligations. The amount of Schwab’s initial potential transfer will also be affected by the net growth or decline in the IDA balance from immediately prior to the October 6, 2020

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
effective date of the IDA agreement through June 30, 2021. In addition, Schwab also must maintain a minimum $50 billion IDA balance through June 2031, and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026.

The total ending IDA balance was $152.4 billion as of March 31, 2021, $154.1 billion as of December 31, 2020, and $144.6 billion as of October 5, 2020. If IDA balances were to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program.

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

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. On September 14, 2018, the District Court granted plaintiff’s motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification on a class and remanding the case back to the District Court for further proceedings. Defendants are vigorously contesting the lawsuit, and the Company is unable to predict the outcome or any potential loss that could result.

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

11.    Exit and Other Related Liabilities

As a result of the significant growth seen in recent quarters across key client volume metrics, including the number of active brokerage accounts, DATs, and peak daily trades, the Company is expanding the scope of technology work related to the integration of TD Ameritrade. We anticipate greater technology build-out to support the expanded volumes of our combined client base. Based on our revised integration plans and expanded scope of technology work, the Company expects to complete client conversion within 30 to 36 months from the October 6, 2020 date of acquisition.

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

Inclusive of costs recognized through March 31, 2021, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $650 million to $1 billion, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three months ended March 31, 2021, the Company incurred pre-tax charges of $43 million for acquisition-related exit costs. The Company expects the remaining exit and other related costs will be incurred and charged to expense over the next 30 to 42 months; some costs are expected to be incurred after client conversion. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the activity in the Company’s exit and other related liabilities for the three months ended March 31, 2021:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2020	$86	$24	$110
Costs incurred and charged to expense (1)	22	6	28
Costs paid or otherwise settled	(52)	(15)	(67)
Balance at March 31, 2021 (2)	$56	$15	$71
(1) Costs incurred for severance pay and other termination benefits, as well as retention costs, are included in employee compensation and benefits on the condensed consolidated statements of income.
(2) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

The following table summarizes the exit and other related costs incurred for the three months ended March 31, 2021:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$22	$—	$22	$6	$—	$6	$28
Occupancy and equipment	—	10	10	—	3	3	13
Professional services	—	1	1	—	—	—	1
Other	—	1	1	—	—	—	1
Total	$22	$12	$34	$6	$3	$9	$43
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased and other properties.

The following table summarizes the cumulative exit and other related costs incurred from October 6, 2020 through March 31, 2021:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$160	$—	$160	$44	$—	$44	$204
Occupancy and equipment	—	16	16	—	4	4	20
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	1	1	—	—	—	1
Total	$160	$20	$180	$44	$5	$49	$229
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
12.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investment requirement. Schwab’s resale agreements as of March 31, 2021 and December 31, 2020 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $735 million and $852 million at March 31, 2021 and December 31, 2020, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
March 31, 2021
Assets
Resale agreements (1)	$13,417	$—	$13,417	$—	$(13,417)	(2)	$—
Securities borrowed (3)	749	—	749	(631)	(116)		2
Total	$14,166	$—	$14,166	$(631)	$(13,533)		$2
Liabilities
Securities loaned (4,5)	$8,127	$—	$8,127	$(631)	$(7,094)		$402
Secured short-term borrowings (6)	1,000	—	1,000	—	(1,000)		—
Total	$9,127	$—	$9,127	$(631)	$(8,094)		$402

December 31, 2020
Assets
Resale agreements (1)	$14,904	$—	$14,904	$—	$(14,904)	(2)	$—
Securities borrowed (3)	873	—	873	(673)	(195)		5
Total	$15,777	$—	$15,777	$(673)	$(15,099)		$5
Liabilities
Securities loaned (4,5)	$7,549	$—	$7,549	$(673)	$(6,049)		$827
Total	$7,549	$—	$7,549	$(673)	$(6,049)		$827
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At March 31, 2021 and December 31, 2020, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.7 billion and $15.2 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2021 and December 31, 2020.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities.
(6) Included in short-term borrowings in the condensed consolidated balance sheets. See below for collateral pledged and Note 9 for additional information.

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

	March 31, 2021	December 31, 2020
Fair value of client securities available to be pledged	$99,582	$84,006
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$16,438	$10,222
Fulfillment of client short sales	5,542	6,274
Securities lending to other broker-dealers	7,622	6,522
Collateral for short-term borrowings	1,356	—
Total collateral pledged	$30,958	$23,018
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $92 million as of March 31, 2021 and $183 million as of December 31, 2020.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2020 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2021 or December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

March 31, 2021	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$15,058	$—	$—	$15,058
U.S. Treasury securities	—	3,181	—	3,181
Total cash equivalents	15,058	3,181	—	18,239
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	350	—	350
U.S. Government securities	—	22,625	—	22,625
Total investments segregated and on deposit for regulatory purposes	—	22,975	—	22,975
Available for sale securities:
U.S. agency mortgage-backed securities	—	299,895	—	299,895
Asset-backed securities	—	18,483	—	18,483
Corporate debt securities	—	12,908	—	12,908
U.S. Treasury securities	—	6,078	—	6,078
U.S. state and municipal securities	—	1,656	—	1,656
Foreign government agency securities	—	1,409	—	1,409
Non-agency commercial mortgage-backed securities	—	1,251	—	1,251
Certificates of deposit	—	300	—	300
Other	—	26	—	26
Total available for sale securities	—	342,006	—	342,006
Other assets:
Equity and bond mutual funds	104	—	—	104
U.S. Government securities	—	37	—	37
State and municipal debt obligations	—	23	—	23
Equity, corporate debt, and other securities	9	17	—	26
Total other assets	113	77	—	190
Total	$15,171	$368,239	$—	$383,410

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$29,943	$29,943	$—	$—	$29,943
Cash and investments segregated and on deposit for regulatory purposes	17,440	4,001	13,439	—	17,440
Receivables from brokerage clients — net	74,707	—	74,707	—	74,707
Bank loans — net:
First Mortgages	15,674	—	15,845	—	15,845
HELOCs	771	—	789	—	789
Pledged asset lines	8,797	—	8,797	—	8,797
Other	179	—	179	—	179
Total bank loans — net	25,421	—	25,610	—	25,610
Other assets	3,063	—	3,063	—	3,063
Liabilities
Bank deposits	$369,898	$—	$369,898	$—	$369,898
Payables to brokerage clients	101,339	—	101,339	—	101,339
Accrued expenses and other liabilities	9,011	—	9,011	—	9,011
Short-term borrowings	2,500	—	2,500	—	2,500
Long-term debt	17,584	—	18,360	—	18,360

December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$29,189	$29,189	$—	$—	$29,189
Cash and investments segregated and on deposit for regulatory purposes	19,143	4,212	14,931	—	19,143
Receivables from brokerage clients — net	64,436	—	64,436	—	64,436
Bank loans — net:
First Mortgages	14,882	—	15,305	—	15,305
HELOCs	837	—	838	—	838
Pledged asset lines	7,916	—	7,916	—	7,916
Other	178	—	178	—	178
Total bank loans — net	23,813	—	24,237	—	24,237
Other assets	2,883	—	2,883	—	2,883
Liabilities
Bank deposits	$358,022	$—	$358,022	$—	$358,022
Payables to brokerage clients	104,201	—	104,201	—	104,201
Accrued expenses and other liabilities	8,263	—	8,263	—	8,263
Long-term debt	13,626	—	14,829	—	14,829

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity
On March 30, 2021, the Company issued and sold 24,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.450% fixed-rate non-cumulative perpetual preferred stock, Series J, $0.01 par value, with a liquidation preference of $1,000 per share (equivalent of $25 per Depositary Share). The net proceeds of the offering were $584 million, after deducting the underwriting discount and offering expenses.
On March 18, 2021, the Company issued and sold 2,250,000 depositary shares, each representing a 1/100th ownership interest in a share of 4.000% fixed-rate reset non-cumulative perpetual preferred stock, Series I, $0.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per Depositary Share). The net proceeds of the offering were $2.2 billion, after deducting the underwriting discount and offering expenses.
On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the three months ended March 31, 2021 and 2020.
The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2021	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in thousands) at			Carrying Value at
	March 31, 2021 (1)	December 31, 2020 (1)		March 31, 2021	December 31, 2020	Issue Date
Fixed-rate:
Series C (2)	600	600	$1,000	$585	$585	08/03/15	6.000%	12/01/20	N/A	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600	—	1,000	584	—	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	3M LIBOR	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3M LIBOR	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G	25	25	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H	25	25	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (3)	23	—	100,000	2,222	—	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Total preferred stock	2,434	1,811		$10,539	$7,733
(1) Represented by depositary shares, except for Series A.
(2) On April 6, 2021, the Company announced it will redeem on June 1, 2021, all of the 600,000 outstanding shares of its 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, and the corresponding 24,000,000 depositary shares, each representing a 1/40th interest in a share of the Series C Preferred Stock. The depositary shares will be redeemed at a redemption price of $25.00 per depositary share.
(3) The Series I dividend rate resets on each five-year anniversary beginning on June 1, 2026 based on a five-year treasury rate, representing the average of the yields on actively traded U.S. treasury securities adjusted to constant maturity for five-year maturities. Series I is only redeemable on dividend payment dates on or after the first reset date.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended March 31,
	2021		2020
	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$—	$—	$—	$—
Series C	9.0	15.00	9.0	15.00
Series D	11.2	14.88	11.2	14.88
Series E	13.9	2,312.50	13.9	2,312.50
Series F	—	—	—	—
Series G (1)	33.6	1,343.75	—	—
Series H (2)	22.2	888.89	—	—
Series I (3)	—	—	—	—
Series J (4)	—	—	—	—
Total	$89.9		$34.1
(1) Series G Preferred Stock was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.
(2) Series H Preferred Stock was issued on December 11, 2020. Dividends are paid quarterly, and the first dividend was paid on March 1, 2021.
(3) Series I Preferred Stock was issued on March 18, 2021. Dividends are paid quarterly beginning on June 1, 2021.
(4) Series J Preferred Stock was issued on March 30, 2021. Dividends are paid quarterly beginning on June 1, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2021			2020
Three Months Ended March 31,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(5,917)	$1,409	$(4,508)	$5,151	$(1,244)	$3,907
Other reclassifications included in other revenue	(10)	2	(8)	—	—	—
Other comprehensive income (loss)	$(5,927)	$1,411	$(4,516)	$5,151	$(1,244)	$3,907

AOCI balances are as follows:

Total AOCI
Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	2,850
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	1,057
Balance at March 31, 2020	$3,995

Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss)	(4,508)
Other reclassifications included in other revenue	(8)
Balance at March 31, 2021	$878
(1) On January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category. The transfer resulted in a net of tax increase to AOCI of $1.1 billion. See Note 6 in the 2020 Form 10-K for additional discussion on the 2020 transfer of HTM securities to AFS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share

For the three months ended March 31, 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. For further details surrounding the EPS computation, see Note 25 in the 2020 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

Three Months Ended March 31,	2021		2020
	Common Stock	Common Stock – Nonvoting (1)	Common Stock	Common Stock – Nonvoting (1)
Basic earnings per share:
Numerator
Net income	$1,422	$62	$795	N/A
Preferred stock dividends and other (2)	(92)	(4)	(38)	N/A
Net income available to common stockholders	$1,330	$58	$757	N/A
Denominator
Weighted-average common shares outstanding — basic	1,803	79	1,287	N/A
Basic earnings per share	$.74	$.74	$.59	N/A
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,330	$58	$757	N/A
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	58	—	N/A	N/A
Allocation of net income available to common stockholders:	$1,388	$58	$757	N/A
Denominator
Weighted-average common shares outstanding — basic	1,803	79	1,287	N/A
Conversion of nonvoting shares to voting shares	79	—	N/A	N/A
Common stock equivalent shares related to stock incentive plans	10	—	7	N/A
Weighted-average common shares outstanding — diluted (3)	1,892	79	1,294	N/A
Diluted earnings per share	$.73	$.73	$.58	N/A
(1) Nonvoting common stock was issued in conjunction with the October 6, 2020 acquisition of TD Ameritrade. As such, nonvoting common stock is not applicable for the basic and diluted EPS computations for the period ended March 31, 2020.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 15 million and 19 million for the three months ended March 31, 2021 and 2020, respectively.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At March 31, 2021, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$24,297	18.2%	N/A		$5,993	4.5%
Tier 1 Risk-Based Capital	34,836	26.2%	N/A		7,990	6.0%
Total Risk-Based Capital	34,874	26.2%	N/A		10,653	8.0%
Tier 1 Leverage	34,836	6.4%	N/A		21,631	4.0%
Supplementary Leverage Ratio	34,836	6.4%	N/A		16,436	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$21,111	21.9%	$6,256	6.5%	$4,331	4.5%
Tier 1 Risk-Based Capital	21,111	21.9%	7,700	8.0%	5,775	6.0%
Total Risk-Based Capital	21,130	22.0%	9,625	10.0%	7,700	8.0%
Tier 1 Leverage	21,111	6.0%	17,481	5.0%	13,985	4.0%
Supplementary Leverage Ratio	21,111	5.9%	N/A	N/A	10,671	3.0%

December 31, 2020
CSC
Common Equity Tier 1 Risk-Based Capital	$22,916	18.5%	N/A		$5,575	4.5%
Tier 1 Risk-Based Capital	30,649	24.7%	N/A		7,433	6.0%
Total Risk-Based Capital	30,688	24.8%	N/A		9,910	8.0%
Tier 1 Leverage	30,649	6.3%	N/A		19,396	4.0%
Supplementary Leverage Ratio	30,649	6.2%	N/A		14,744	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$17,526	19.2%	$5,919	6.5%	$4,098	4.5%
Tier 1 Risk-Based Capital	17,526	19.2%	7,285	8.0%	5,464	6.0%
Total Risk-Based Capital	17,558	19.3%	9,106	10.0%	7,285	8.0%
Tier 1 Leverage	17,526	5.5%	15,979	5.0%	12,783	4.0%
Supplementary Leverage Ratio	17,526	5.4%	N/A	N/A	9,763	3.0%
(1) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical capital buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2021, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2021, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2021 that management believes have changed CSB’s capital category.

At March 31, 2021, the balance sheets of CSPB and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $33.1 billion and $12.3 billion, respectively. Based on their regulatory capital ratios, at March 31, 2021, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co are as follows:

	March 31, 2021	December 31, 2020
CS&Co
Net capital	$3,413	$3,117
Minimum dollar requirement	1.000	1.000
2% of aggregate debit balances	706	616
Net capital in excess of required net capital	$2,707	$2,501
TDAC
Net capital	$4,804	$4,040
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	924	748
Net capital in excess of required net capital	$3,880	$3,292
TD Ameritrade, Inc.
Net capital	$493	$350
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$493	$350

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at March 31, 2021. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

18.    Segment Information
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Net Revenues
Net interest revenue	$1,454	$1,128	$457	$444	$1,911	$1,572
Asset management and administration fees	742	600	274	227	1,016	827
Trading revenue	1,097	119	119	69	1,216	188
Bank deposit account fees	254	—	97	—	351	—
Other	178	20	43	10	221	30
Total net revenues	3,725	1,867	990	750	4,715	2,617
Expenses Excluding Interest	2,109	1,154	646	416	2,755	1,570
Income before taxes on income	$1,616	$713	$344	$334	$1,960	$1,047

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in internal control over financial reporting: The Company continues to integrate TD Ameritrade into its overall financial reporting process. No other change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 10.

Item 1A.     Risk Factors

During the first three months of 2021, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2020 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the first quarter of 2021.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2021 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	235	$54.69	N/A	N/A
February:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	9	$59.18	N/A	N/A
March:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	125	$63.76	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	369	$57.88	N/A	N/A
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

3.23
Certificate of Designations of 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series I, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 18, 2021, and incorporated herein by reference.

3.24
Certificate of Designations of 4.450% Non-Cumulative Perpetual Preferred Stock, Series J, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 30, 2021, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(2)

101.SCH	Inline XBRL Taxonomy Extension Schema	(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(2)

101.DEF	Inline XBRL Extension Definition	(2)

101.LAB	Inline XBRL Taxonomy Extension Label	(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 7, 2021	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer