Form 10-Q
period 2021-06-30
SCHWAB CHARLES CORP
filed 2021-08-06
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
1,808,708,881 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock outstanding on July 30, 2021

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

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

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries; and futures and foreign exchange trade execution services through its futures commission merchant (FCM) and forex dealer member (FDM) subsidiary. The TD Ameritrade acquisition is further described in Note 3 of the notes to the condensed consolidated financial statements below. Our consolidated financial statements include the results of operations and financial condition of TD Ameritrade beginning on October 6, 2020.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $60 trillion, which means the Company’s $7.57 trillion in total client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Form 10-K).

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC or Commission): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website also includes the Dodd-Frank stress test results, our regulatory capital disclosures based on Basel III, and our average liquidity coverage ratio (LCR). The SEC maintains a website at https://www.sec.gov that contains reports, proxy statements, and other information that we file electronically with them.

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
•Expected benefits from the TD Ameritrade acquisition; scope of technology work related to the integration; expected timing for the client conversion; cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview, Business Acquisitions in Part I, Item 1, Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 3, and Exit and Other Related Liabilities in Item 1 – Note 11);
•Money market fund fee waivers (see Results of Operations);
•2021 capital expenditures (see Results of Operations);
•The phase-out of the use of LIBOR (see Risk Management);
•Capital management; Tier 1 Leverage operating objective; sources of liquidity and capital (see Capital Management);
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
•The timing and scope of integration-related and other technology projects;
•Real estate and workforce decisions;
•Migrations of bank deposit account balances (BDA balances);
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarter and first six months of 2021 and 2020 are:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Client Metrics
Net new client assets (in billions) (1)	$108.8	$137.4	(21)%	$242.6	$210.6	15%
Core net new client assets (in billions)	$108.8	$46.6	133%	$257.0	$119.8	115%
Client assets (in billions, at quarter end)	$7,574.8	$4,110.1	84%
Average client assets (in billions)	$7,358.9	$3,849.7	91%	$7,155.6	$3,884.2	84%
New brokerage accounts (in thousands) (2)	1,657	1,652	—	4,810	2,261	113%
Active brokerage accounts (in thousands, at quarter end)	32,265	14,107	129%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,734.4	$2,092.7	78%
Client cash as a percentage of client assets (at quarter end)	10.5%	13.6%
Company Financial Information and Metrics
Total net revenues	$4,527	$2,450	85%	$9,242	$5,067	82%
Total expenses excluding interest	2,808	1,562	80%	5,563	3,132	78%
Income before taxes on income	1,719	888	94%	3,679	1,935	90%
Taxes on income	454	217	109%	930	469	98%
Net income	1,265	671	89%	2,749	1,466	88%
Preferred stock dividends and other	148	50	196%	244	88	177%
Net income available to common stockholders	$1,117	$621	80%	$2,505	$1,378	82%
Earnings per common share — diluted (3)	$.59	$.48	23%	$1.32	$1.07	23%
Net revenue growth from prior year	85%	(9)%		82%	(6)%
Pre-tax profit margin	38.0%	36.2%		39.8%	38.2%
Return on average common stockholders’ equity (annualized)	10%	10%		10%	12%
Expenses excluding interest as a percentage of average client assets (annualized)	0.15%	0.16%		0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	6.4%	5.9%
Non-GAAP Financial Measures (4)
Adjusted total expenses (5)	$2,510	$1,469		$4,992	$2,996
Adjusted diluted EPS (3)	$.70	$.54		$1.55	$1.14
Return on tangible common equity	20%	12%		21%	15%
(1) The first six months of 2021 includes an outflow of $14.4 billion from a mutual fund clearing services client. The second quarter and first six months of 2020 include inflows of $79.9 billion related to the acquisition of the assets of USAA’s Investment Management Company (USAA-IMCO) and $10.9 billion from a mutual fund clearing services client.
(2) The second quarter and first six months of 2020 include 1.1 million new brokerage accounts related to the acquisition of assets from USAA-IMCO.
(3) In connection with the acquisition of TD Ameritrade, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders, increasing our weighted average common shares outstanding for the second quarter and first six months of 2021 relative to the same periods in 2020.
(4) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(5) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

During the second quarter and first six months of 2021, the U.S. saw signs of returning normalcy in everyday life as vaccinations accelerated, social activities largely resumed, and people started returning to corporate offices. Schwab successfully re-opened nearly all of our 406 branch offices, including 80 independent branches during the second quarter. Throughout the first six months of 2021, equity markets continued to rise, with both the S&P 500® and NASDAQ® achieving record highs during the second quarter, while longer-term interest rates fluctuated as investors digested economic recovery data and Federal Reserve commentary.

Schwab continued to support highly engaged investors throughout the first six months of 2021, even as trading activity levels moderated in the second quarter from the surge seen in the first quarter. Clients opened 1.7 million and 4.8 million new

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

brokerage accounts during the second quarter and first six months of 2021, respectively. Daily average trades (DATs) were 6.0 million during the second quarter of 2021, representing a 28% slowdown from the first quarter’s average of 8.4 million, but still 4% higher than the fourth quarter of 2020. Core net new assets totaled $108.8 billion during the second quarter of 2021, rising 133% from the second quarter of 2020. This continued strong asset gathering brought core net new assets for the first six months of 2021 to $257.0 billion, representing a year-to-date organic growth rate of 8%, and total client assets reached $7.57 trillion as of June 30, 2021, up 7% during the quarter and up 84% from the year-earlier period.

Against this backdrop, Schwab delivered solid financial performance during the second quarter and first six months of 2021. Net income totaled $1.3 billion and $2.7 billion during the second quarter and first six months of 2021, respectively, increasing 89% and 88% from the same periods in 2020. Diluted earnings per common share (EPS) totaled $.59 and $1.32 during the second quarter and first six months of 2021, respectively, rising 23% from both comparable periods in 2020. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, amounted to $.70 and $1.55 for the second quarter and first six months of 2021, up 30% and 36%, respectively, from the same prior year periods. Our financial results in the second quarter and first half of 2021 were significantly impacted by the inclusion of TD Ameritrade, as detailed further in Results of Operations.

Total net revenues were $4.5 billion and $9.2 billion in the second quarter and first half of 2021, up 85% and 82%, respectively from the same periods in the prior year. Net interest revenue totaled $1.9 billion and $3.9 billion during the second quarter and first half of 2021, respectively, rising 40% and 30% from the comparable periods in 2020 and reflective of the inclusion of TD Ameritrade. Net interest revenue in the second quarter grew 2% from the first quarter of 2021, as modest growth in interest-earning assets, including growth in bank loans and higher margin loan utilization, helped offset the Federal Reserve’s ongoing Zero Interest Rate Policy and persistent prepayment activity within our investment securities portfolio.

Asset management and administration fees totaled $1.0 billion and $2.1 billion in the second quarter and first half of 2021, increasing 31% and 27%, respectively, from the same periods in 2020. These increases were due to the inclusion of TD Ameritrade in the first half of 2021, as well as strong asset gathering, positive equity markets, and growth in advice solutions balances, partially offset by money market fund fee waivers. Strong asset gathering and sustained growth in advice solutions in the second quarter of 2021 also helped drive a 3% increase in asset management and administration fees from the first quarter of the year.

Trading revenue was $955 million and $2.2 billion in the second quarter and first half of 2021, respectively, up from $193 million and $381 million in the same periods in 2020. This growth was due to the inclusion of TD Ameritrade in the first half of 2021 and the overall strong trading environment. Trading revenue decreased 21% in the second quarter of 2021 relative to the first quarter of the year, as client activity remained strong relative to past levels but decreased from the first quarter’s surge. Bank deposit account fees totaled $337 million and $688 million during the second quarter and first six months of 2021, respectively. BDA balances ended the second quarter at $161.8 billion, down 1% from year-end 2020.

Total expenses excluding interest were $2.8 billion and $5.6 billion in the second quarter and first half of 2021, increasing 80% and 78%, respectively, from the comparable prior year periods. These increases are due primarily to the inclusion of TD Ameritrade’s results and a $200 million charge for a regulatory matter recorded in the second quarter of 2021 (see Item 1 – Note 10). During the second quarter and first six months of 2021, acquisition and integration-related costs totaled $144 million and $263 million, respectively, and amortization of acquired intangible assets was $154 million and $308 million, respectively. Exclusive of these items, adjusted total expenses (1) were $2.5 billion and $5.0 billion for the second quarter and first six months of 2021, up 71% and 67%, respectively, from the same periods in 2020. Total expenses excluding interest increased 2% in the second quarter of 2021 relative to the first quarter of the year, and adjusted total expenses increased 1%.

Return on average common stockholders’ equity was 10% for both the second quarter and first six months of 2021, compared with 10% and 12% for the same periods in 2020. Return on tangible common equity (1) (ROTCE) was 20% and 21% in the second quarter and first six months of 2021, respectively, up from 12% and 15% in the comparable respective periods in 2020, due primarily to higher net income.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company maintained a consistent approach to balance sheet management throughout the first half of 2021. We continued to support organic growth and prepared for initial BDA balance migrations, which began in July. We supplemented our funding mix in the second quarter by issuing $2.25 billion in long-term senior notes and repaying $1.2 billion in similar debt that matured in May. In addition, we issued senior notes totaling $4.0 billion in March 2021. During the first quarter, we completed two preferred stock offerings: Series I for $2.25 billion and Series J for $600 million, and in June, we redeemed our $600 million Series C preferred stock. Consolidated balance sheet assets totaled $575 billion at June 30th, up 2% from the first quarter and up 5% from year-end 2020. Our Tier 1 Leverage Ratio of 6.4% was consistent with the first quarter and up slightly from year-end 2020’s ratio of 6.3%.

Though significantly heightened client activity levels during the first quarter of 2021 impacted our service quality at times, we have taken multiple steps to better deliver the service experience our clients deserve and rely on, including enhancing online self-service capabilities, streamlining our call-routing processes, and increasing hiring. Our efforts have been yielding results, with significant improvement in client service levels by the end of the first quarter of 2021, and our service levels continued to improve in the second quarter as client activity moderated.

Integration of TD Ameritrade

Against a backdrop of elevated client activity and volume in the first six months of 2021, including the unprecedented client activity in the first quarter of the year, the Company continued its integration of TD Ameritrade. As a result of the significant growth seen in recent quarters across key client volume metrics, including the number of active brokerage accounts, DATs, and peak daily trades, the Company has increased the scope of technology work related to the integration. We have commenced greater technology build-out to support the expanded volumes of our combined client base. Based on our current integration plans and expanded scope of technology work, the Company expects to complete client conversion within 30 to 36 months from the date of acquisition, and we expect to incur total acquisition and integration-related costs and capital expenditures of between $2.0 billion and $2.2 billion.

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

Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and
$2.0 billion. Through the second quarter of 2021, we have achieved approximately one-third of this amount on an annualized run-rate basis, and currently expect to achieve approximately 40% by the end of the first year following acquisition. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Item 7 – Overview in our 2020 Form 10-K and Item 1 – Note 11 for additional information regarding our integration of TD Ameritrade.

Current Regulatory Environment and Other Developments

Liquidity Coverage Ratio

As a result of our average weighted short-term wholesale funding for the past four quarters exceeding $75 billion, we became subject to daily reporting of our liquidity coverage ratio (LCR) and net stable funding ratio (NSFR) to the Federal Reserve on July 1, 2021, and will become subject to the full (100%) LCR and NSFR (up from 85%) on October 1, 2021.

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

The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible FHC Activities if the FHC or any of its depository institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements that

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

the FHC and each of its depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” If the Federal Reserve finds that an FHC fails to meet these requirements, the FHC and its subsidiaries may not commence any new FHC Activity, either de novo or through an acquisition, without prior Federal Reserve approval. The Federal Reserve may also impose any additional limitations or conditions on the conduct or activities of the FHC or any of its subsidiaries as it deems appropriate. If the FHC still fails to satisfy the applicable eligibility requirements 180 days after the Federal Reserve’s finding, the agency may require divestiture of all of the FHC’s depository institution subsidiaries or, alternatively, the FHC may elect to cease all of its FHC Activities. In addition, if any depository institution controlled by an FHC fails to maintain at least a “Satisfactory” rating under the Community Reinvestment Act, the FHC and its subsidiaries are prohibited from engaging in additional FHC Activities.

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2021		2020
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	39%	$2,068	46%	$1,486	61%
Interest expense	25%	(121)	(3)%	(97)	(4)%
Net interest revenue	40%	1,947	43%	1,389	57%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	13%	481	11%	425	17%
Advice solutions	56%	490	11%	314	13%
Other	23%	76	1%	62	3%
Asset management and administration fees	31%	1,047	23%	801	33%
Trading revenue
Commissions	N/M	479	11%	111	5%
Order flow revenue	N/M	465	10%	72	3%
Principal transactions	10%	11	—	10	—
Trading revenue	N/M	955	21%	193	8%
Bank deposit account fees	N/M	337	7%	—	—
Other	N/M	241	6%	67	2%
Total net revenues	85%	$4,527	100%	$2,450	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

		2021		2020
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	28%	$4,083	44%	$3,194	63%
Interest expense	(3)%	(225)	(2)%	(233)	(5)%
Net interest revenue	30%	3,858	42%	2,961	58%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	8%	951	10%	877	17%
Advice solutions	53%	958	10%	626	12%
Other	23%	154	2%	125	3%
Asset management and administration fees	27%	2,063	22%	1,628	32%
Trading revenue
Commissions	N/M	1,093	12%	224	4%
Order flow revenue	N/M	1,056	11%	127	3%
Principal transactions	(27)%	22	1%	30	1%
Trading revenue	N/M	2,171	24%	381	8%
Bank deposit account fees	N/M	688	7%	—	—
Other	N/M	462	5%	97	2%
Total net revenues	82%	$9,242	100%	$5,067	100%
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

As the U.S. economic recovery advanced in the first half of 2021, interest rates remained historically low. Short-term rates remained near zero throughout the first half of 2021; longer-term interest rates began to rise in the first quarter, yet declined slightly during the second quarter. The overall environment continued to contribute to elevated levels of prepayments on mortgage-backed securities, resulting in accelerated reinvestment of the available for sale (AFS) portfolio during the first half of 2021. Client engagement in the equity markets greatly increased early in 2021, and clients were net buyers of equity securities and other investment products throughout the first half of the year, resulting in outflows of client cash. At the same time, Schwab saw significant growth in new client brokerage accounts and net new client assets, driving further growth in Schwab’s interest-earning assets.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2021			2020
Three Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$41,913	$9	0.07%	$56,553	$19	0.13%
Cash and investments segregated	41,037	4	0.04%	33,521	27	0.32%
Receivables from brokerage clients	75,737	609	3.18%	17,915	111	2.44%
Available for sale securities (1)	344,719	1,103	1.28%	234,346	1,146	1.95%
Bank loans	27,234	148	2.18%	20,163	133	2.63%
Total interest-earning assets	530,640	1,873	1.40%	362,498	1,436	1.58%
Securities lending revenue (2)		194			49
Other interest revenue (2)		1			1
Total interest-earning assets (3)	$530,640	$2,068	1.55%	$362,498	$1,486	1.63%
Funding sources
Bank deposits	$368,026	$13	0.01%	$288,990	$12	0.02%
Payables to brokerage clients	87,367	2	0.01%	37,500	1	0.01%
Short-term borrowings (4)	3,245	3	0.33%	39	—	0.24%
Long-term debt	18,349	97	2.12%	8,524	77	3.60%
Total interest-bearing liabilities	476,987	115	0.10%	335,053	90	0.11%
Non-interest-bearing funding sources (3)	53,653			27,445
Securities lending expense (2)		7			9
Other interest expense (2)		(1)			(2)
Total funding sources (3)	$530,640	$121	0.09%	$362,498	$97	0.10%
Net interest revenue		$1,947	1.46%		$1,389	1.53%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2021			2020
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$40,414	$16	0.08%	$44,343	$104	0.46%
Cash and investments segregated	44,573	14	0.06%	28,619	114	0.79%
Receivables from brokerage clients	71,760	1,172	3.25%	18,533	279	2.97%
Available for sale securities (1)	341,500	2,194	1.28%	216,045	2,331	2.15%
Bank loans	25,862	287	2.22%	19,530	277	2.84%
Total interest-earning assets	524,109	3,683	1.40%	327,070	3,105	1.89%
Securities lending revenue (2)		398			86
Other interest revenue (2)		2			3
Total interest-earning assets (3)	$524,109	$4,083	1.55%	$327,070	$3,194	1.94%
Funding sources
Bank deposits	$365,576	$26	0.01%	$258,256	$69	0.05%
Payables to brokerage clients	87,353	4	0.01%	33,894	9	0.05%
Short-term borrowings (4)	2,175	3	0.30%	21	—	0.31%
Long-term debt	16,308	182	2.23%	8,025	143	3.57%
Total interest-bearing liabilities	$471,412	$215	0.09%	$300,196	$221	0.15%
Non-interest-bearing funding sources (3)	52,697			26,874
Securities lending expense (2)		12			16
Other interest expense (2)		(2)			(4)
Total funding sources (3)	$524,109	$225	0.08%	$327,070	$233	0.14%
Net interest revenue		$3,858	1.47%		$2,961	1.80%
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

Net interest revenue increased $558 million, or 40%, and $897 million or 30% in the second quarter and first six months of 2021 compared to the same periods in 2020. These increases were due largely to significant growth in margin loans and securities lending revenue as a result of our acquisition of TD Ameritrade. The increases in net interest revenue were also supported by overall growth in interest-earning assets, including growth in bank loans, partially offset by lower average yields. Accelerated premium amortization stemming from the elevated prepayment of mortgage-related debt securities in the AFS portfolio partially offset the growth in net interest revenue. TD Ameritrade contributed $558 million and $1.1 billion of net interest revenue during the second quarter and first six months of 2021, respectively.

Average interest-earning assets for the second quarter and first six months of 2021 were higher by 46% and 60%, respectively, compared to the same periods in 2020. This increase resulted from higher bank deposits and payables to brokerage clients, due to heightened client cash balances driven by the low interest rate environment and strong net new client cash inflows, as well as our 2020 acquisitions of TD Ameritrade and USAA-IMCO.

Our net interest margin decreased to 1.46% and 1.47% during the second quarter and first six months of 2021, respectively, down from 1.53% and 1.80% during the same periods in 2020. This decrease was driven primarily by lower yields received on interest-earning assets, in part due to purchases of investment securities throughout 2020 and the first six months of 2021 which were made at rates below the average yield on the AFS portfolio. This more than offset the benefit from increased margin utilization and securities lending, which comprised 41% and 40% of net interest revenue during the second quarter and first six months of 2021, respectively, compared to 11% and 12% of net interest revenue for the same periods in 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2021			2020
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$157,057	$114	0.29%	$213,037	$164	0.31%
Fee waivers		(85)			(15)
Schwab money market funds	$157,057	29	0.07%	$213,037	149	0.28%
Schwab equity and bond funds, ETFs, and CTFs	415,311	94	0.09%	274,570	68	0.10%
Mutual Fund OneSource® and other non-transaction fee funds	228,890	180	0.32%	175,067	135	0.31%
Other third-party mutual funds and ETFs (1)	896,236	178	0.08%	416,242	73	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,697,494	481	0.11%	$1,078,916	425	0.16%
Advice solutions (2)
Fee-based	$448,107	490	0.44%	$260,653	314	0.48%
Non-fee-based	87,857	—	—	69,234	—	—
Total advice solutions	$535,964	490	0.37%	$329,887	314	0.38%
Other balance-based fees (3)	605,617	63	0.04%	407,796	45	0.04%
Other (4)		13			17
Total asset management and administration fees		$1,047			$801

	2021			2020
Six Months Ended June 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$163,370	$236	0.29%	$208,405	$316	0.30%
Fee waivers		(163)			(15)
Schwab money market funds	$163,370	73	0.09%	$208,405	301	0.29%
Schwab equity and bond funds, ETFs, and CTFs	396,296	180	0.09%	282,689	144	0.10%
Mutual Fund OneSource® and other non-transaction fee funds	225,673	352	0.31%	181,825	282	0.31%
Other third-party mutual funds and ETFs (1)	872,822	346	0.08%	434,100	150	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,658,161	951	0.12%	$1,107,019	877	0.16%
Advice solutions (2)
Fee-based	$436,368	958	0.44%	$261,954	626	0.48%
Non-fee-based	86,312	—	—	70,232	—	—
Total advice solutions	$522,680	958	0.37%	$332,186	626	0.38%
Other balance-based fees (3)	591,090	127	0.04%	420,321	99	0.05%
Other (4)		27			26
Total asset management and administration fees		$2,063			$1,628
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

Asset management and administration fees increased by $246 million, or 31%, and $435 million, or 27% in the second quarter and first six months of 2021, respectively compared to the same periods in 2020. These increases were due to the acquisition of TD Ameritrade, as well as additional growth in advice solutions, including managed account assets from USAA, and overall strength in the equity markets during the first six months of 2021 relative to the same period in 2020. These increases were partially offset by the effect of money market fund fee waivers due to declining portfolio yields. TD Ameritrade contributed $146 million and $288 million of asset management and administration fees in the second quarter and first six months of 2021, respectively. The amount of fee waivers in coming quarters is dependent on a variety of factors, including the level of short-term interest rates and client preferences across our money market fund line-up.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, exchange-traded funds (ETFs), and collective trust funds (CTFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 29% of the asset management and administration fees earned in both the second quarter and first six months of 2021, compared to 44% and 45% of the asset management and administration fees earned in the second quarter and first six months of 2020, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2021	2020	2021	2020	2021	2020
Balance at beginning of period	$163,581	$203,728	$373,817	$235,623	$227,289	$161,639
Net inflows (outflows)	(11,647)	7,625	13,875	(1,416)	(1,784)	(4,488)
Net market gains (losses) and other	9	205	23,399	39,139	14,676	35,848
Balance at end of period	$151,943	$211,558	$411,091	$273,346	$240,181	$192,999

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Six Months Ended June 30,	2021	2020	2021	2020	2021	2020
Balance at beginning of period	$176,089	$200,826	$341,689	$286,275	$223,857	$202,068
Net inflows (outflows)	(24,169)	9,614	26,680	5,115	(6,472)	(15,053)
Net market gains (losses) and other	23	1,118	42,722	(18,044)	22,796	5,984
Balance at end of period	$151,943	$211,558	$411,091	$273,346	$240,181	$192,999

Trading Revenue
The following table presents trading revenue and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Trading revenue	$955	$193	N/M	$2,171	$381	N/M
Clients’ daily average trades (DATs) (in thousands)	6,042	1,619	N/M	7,209	1,580	N/M
Number of trading days	63.0	63.0	—	124.0	125.0	(1)%
Revenue per trade (1)	$2.51	$1.89	33%	$2.43	$1.93	26%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Trading revenue increased $762 million and $1.8 billion in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, primarily due to the acquisition of TD Ameritrade and heightened client engagement, which together drove significantly higher DATs throughout the first six months of 2021. This increased trading activity and a higher percentage of options trades drove significant growth in commissions and order flow revenue. Overall, TD Ameritrade contributed $767 million and $1.7 billion of trading revenue in the second quarter and first six months of 2021, respectively.

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

Bank deposit account fees totaled $337 million and $688 million during the second quarter and first six months of 2021, respectively. During the six months ended June 30, 2021, the total average BDA balance was approximately $164.1 billion, of which approximately 80% was designated as fixed-rate obligation amounts and approximately 20% as floating-rate obligation amounts.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other Revenue

Other revenue includes exchange processing fees, certain service fees, software fees, and non-recurring gains. Other revenue increased $174 million and $365 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020 primarily due to the acquisition of TD Ameritrade, higher service fees resulting from higher trade volume and growth in customer base, and a gain on the sale of an investment during the second quarter of 2021.

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Compensation and benefits
Salaries and wages	$796	$523	52%	$1,572	$1,025	53%
Incentive compensation	331	181	83%	740	408	81%
Employee benefits and other	191	115	66%	436	283	54%
Total compensation and benefits	$1,318	$819	61%	$2,748	$1,716	60%
Professional services	247	198	25%	473	380	24%
Occupancy and equipment	239	152	57%	476	294	62%
Advertising and market development	128	70	83%	244	137	78%
Communications	166	78	113%	313	153	105%
Depreciation and amortization (1)	135	97	39%	264	187	41%
Amortization of acquired intangible assets (1)	154	12	N/M	308	18	N/M
Regulatory fees and assessments	66	36	83%	144	70	106%
Other	355	100	N/M	593	177	N/M
Total expenses excluding interest	$2,808	$1,562	80%	$5,563	$3,132	78%
Expenses as a percentage of total net revenues
Compensation and benefits	29%	33%		30%	34%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands)
At quarter end	32.5	21.8	49%
Average	32.4	21.3	52%	32.3	20.6	57%
(1) Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization. Prior periods have been reclassified to reflect this change.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Expenses excluding interest increased by 80% and 78% in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. In the second quarter and first six months of 2021, total expenses excluding interest included $0.9 billion and $1.8 billion, respectively, from TD Ameritrade. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 71% and 67% in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in the second quarter and first six months of 2021, compared to the same periods in 2020, primarily due to an overall increase in employee headcount, driven primarily by our acquisition of TD Ameritrade. The increase was also due to additional headcount to support our expanding client base and service levels amidst heightened client engagement, as well as annual merit increases and higher bonus accrual. Compensation and benefits in the second quarter and first six months of 2021 included $97 million and $169 million, respectively, of acquisition and integration-related costs, up from $13 million and $21 million in the second quarter and first six months of 2020, respectively.

Professional services expense increased in the second quarter and first six month of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations and overall growth in the business.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Occupancy and equipment expense increased in the second quarter and first six months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations and costs related to the integration of TD Ameritrade, as well as an increase in technology equipment costs associated with higher customer trade volumes and overall growth in the business.

Advertising and market development expense increased in the second quarter and first six months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations.

Communications expense increased in the second quarter and first six months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations, as well as higher communications expenses due to higher customer trade volumes and overall growth of the business.

Depreciation and amortization expenses grew in the second quarter and first six months of 2021 compared to the same periods in 2020, primarily resulting from growth in fixed assets due to the TDA acquisition, higher amortization of purchased and internally developed software, higher depreciation of buildings related to expansion of our campuses in the U.S., and higher depreciation of hardware. Amortization of acquired intangible assets increased in 2021 as a result of acquisitions completed in 2020.

Regulatory fees and assessments increased in the second quarter and first six months of 2021 compared to the same periods in 2020, primarily as a result of the inclusion of TDA’s results of operations and overall growth in the business, including higher FDIC assessments due to asset growth.

Other expense increased in the second quarter and first six months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations and a $200 million regulatory matter charge in the second quarter of 2021 (see Item 1 – Note 10).

Capital expenditures were $225 million and $434 million in the second quarter and first six months of 2021, respectively, compared with $169 million and $419 million in the second quarter and first six months of 2020, respectively. The increases in capital expenditures from the prior year were primarily due to higher hardware costs offset by lower building expansion and lower capitalized software costs in 2021, relative to the first six months of 2020. We anticipate capital expenditures for full-year 2021 to be approximately 6-7% of total net revenues.

Taxes on Income

Taxes on income were $454 million and $217 million for the second quarters of 2021 and 2020, respectively, resulting in effective income tax rates on income before taxes of 26.4% and 24.4%, respectively. Taxes on income were $930 million and $469 million for the first six months of 2021 and 2020, respectively, resulting in effective income tax rates on income before taxes of 25.3% and 24.2%, respectively. The increase in the effective tax rate in the second quarter and first six months of 2021 compared to the same periods in 2020 was primarily related to increased state tax expense due to uncertain tax position accruals, the tax impact of a non-deductible regulatory matter charge in the second quarter of 2021 (see Item 1 – Note 10), and the impact of state rate changes on the Company’s deferred tax liabilities. Partially offsetting the increases in the effective tax rates from these items was an increase in equity compensation tax benefits during the second quarter and first six months of 2021.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020
Net Revenues
Net interest revenue	55%	$1,478	$952	7%	$469	$437	40%	$1,947	$1,389
Asset management and administration fees	32%	769	583	28%	278	218	31%	1,047	801
Trading revenue	N/M	861	138	71%	94	55	N/M	955	193
Bank deposit account fees	N/M	249	—	N/M	88	—	N/M	337	—
Other	N/M	170	51	N/M	71	16	N/M	241	67
Total net revenues	105%	3,527	1,724	38%	1,000	726	85%	4,527	2,450
Expenses Excluding Interest	87%	2,188	1,168	57%	620	394	80%	2,808	1,562
Income before taxes on income	141%	$1,339	$556	14%	$380	$332	94%	$1,719	$888

Net New Client Assets (in billions) (1)	(61)%	$44.5	$113.0	164%	$64.3	$24.4	(21)%	$108.8	$137.4

	Investor Services			Advisor Services			Total
Six Months Ended June 30,	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020
Net Revenues
Net interest revenue	41%	$2,932	$2,080	5%	$926	$881	30%	$3,858	$2,961
Asset management and administration fees	28%	1,511	1,183	24%	552	445	27%	2,063	1,628
Trading revenue	N/M	1,958	257	72%	213	124	N/M	2,171	381
Bank deposit account fees	N/M	503	—	N/M	185	—	N/M	688	—
Other	N/M	348	71	N/M	114	26	N/M	462	97
Total net revenues	102%	7,252	3,591	35%	1,990	1,476	82%	9,242	5,067
Expenses Excluding Interest	85%	4,297	2,322	56%	1,266	810	78%	5,563	3,132
Income before taxes on income	133%	$2,955	$1,269	9%	$724	$666	90%	$3,679	$1,935

Net New Client Assets (in billions) (1)	(26)%	$109.6	$148.3	113%	$133.0	$62.3	15%	$242.6	$210.6
(1) In the first six months of 2021, Investor Services includes an outflow of $14.4 billion from a mutual fund clearing services client. For the second quarter and first six months of 2020, Investor Services includes inflows of $79.9 billion related to the acquisition of assets of USAA-IMCO and $10.9 billion from a mutual fund clearing services client.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 105% and 38%, respectively, in the second quarter and 102% and 35%, respectively, for the first six months of 2021 compared to the same periods in 2020. Both segments saw growth in all revenue line items, primarily due to our October 6, 2020 acquisition of TD Ameritrade. Net interest revenue increased for both segments due to significant growth from TDA in margin loans and securities lending revenue, as well as overall growth in interest-earning assets, including growth in bank loans, partially offset by lower average yields. Growth in asset management and administration fees in Investor Services was supported by growth in advice solutions, including managed account assets from USAA, and asset management and administration fees grew in both segments as a result of overall strength in the equity markets, partially offset by money market fund fee waivers. The increases in trading revenue for both segments were supported by heightened client trading activity. Bank deposit account fee revenue was earned at both segments during the first six months of 2021, following the TDA acquisition. Increases in other revenue for both segments were primarily due to the TD Ameritrade acquisition.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 87% and 57%, respectively, in the second quarter and 85% and 56%, respectively, for the first six months of 2021, compared to the same periods in 2020, primarily due to

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

the inclusion of TD Ameritrade’s results of operations and, for Investor Services, a $200 million regulatory matter charge in the second quarter of 2021 (see Item 1 – Note 10). In addition, both segments saw higher compensation and benefits expenses due to additional increases in headcount to support our expanding client base and service levels amidst heightened client engagement, as well as annual merit increases and higher bonus accrual. For Investor Services, total expenses excluding interest also increased as a result of our hiring former USAA employees in connection with the 2020 acquisition of assets of USAA-IMCO.

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

The following table shows the simulated change to net interest revenue over the next 12 months beginning June 30, 2021 and December 31, 2020 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2021	December 31, 2020
Increase of 100 basis points	13.0%	14.2%
Decrease of 100 basis points	(4.0)%	(4.3)%
Net interest revenue sensitivities as of June 30, 2021 remained relatively consistent with December 31, 2020, due to the continued low interest rate environment. Higher short-term interest rates would positively impact net interest revenue as yields on interest-earning assets are expected to rise faster than the cost of funding sources. A decline in interest rates could negatively

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

In addition to measuring the effect of a gradual 100 basis point parallel increase or decrease in current interest rates, we regularly simulate the effects of larger parallel- and non-parallel shifts in interest rates on net interest revenue.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of June 30, 2021, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at June 30, 2021:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$54,984
Federal Reserve discount window (2)	Banking subsidiaries	—	9,528
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper	CSC	1,500	—
Committed, unsecured credit facility with various external banks	TDAC	—	600
Secured uncommitted lines of credit with various external banks (3)	TDAC	2,000	—
(1) Amounts available are dependent on the amount of First Mortgages, HELOCs, and the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.
(3) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at June 30, 2021 and December 31, 2020.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Liquidity Coverage Ratio

Schwab is currently subject to a reduced LCR rule requiring the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation in the 2020 Form 10-K for additional information. The Company was in compliance with the reduced LCR rule at June 30, 2021. Schwab will become subject to the full (100%) LCR on October 1, 2021. The table below presents information about our average daily LCR:

Average for the Three Months Ended June 30, 2021

Total eligible high quality liquid assets	$88,167
Net cash outflows	$81,154
LCR	109%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Borrowings

The following are details of the Senior Notes:

June 30, 2021	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$14,931	2022 - 2031	2.23%	A2	A	A
TDA Senior Notes	$3,550	2021 - 2029	2.79%	A2	A	—

New Debt Issuances

Schwab’s debt issuances in 2021 were senior unsecured obligations. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
03/18/2021	$1,250	03/18/2024	SOFR + 0.500%
03/18/2021	$1,500	03/18/2024	0.750%
03/18/2021	$1,250	03/20/2028	2.000%
05/13/2021	$500	05/13/2026	SOFR + 0.520%
05/13/2021	$1,000	05/13/2026	1.150%
05/13/2021	$750	05/13/2031	2.300%

Equity Issuances

CSC’s preferred stock issued and net proceeds for 2021 are as follows:

	Date Issued and Sold	Net Proceeds
Series I	March 18, 2021	$2,222
Series J	March 30, 2021	$584

On June 1, 2021, the Company redeemed all of the outstanding shares of its 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, and the corresponding depositary shares. The redemption was funded with the net proceeds from the Series J preferred stock offering.

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

As a result of significant inflows of client cash in 2020, our Tier 1 Leverage Ratio declined below our long-term operating objective for consolidated CSC of 6.75%-7.00%, ending 2020 at 6.3%. Due to our issuances of preferred stock and strength in earnings in the first half of 2021, our Tier 1 Leverage Ratio was 6.4% at June 30, 2021, consistent with the first quarter. Though still below our long-term operating objective, this ratio is well above the regulatory minimum. The pace of return to our long-term operating objective over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuance and deployment. We continue to manage our capital position in accordance with our policy and strategy described above and in further detail in our 2020 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements

CSC and our banking subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2020 Form 10-K and in Item 1 – Note 17. As of June 30, 2021, CSC and our banking subsidiaries are considered well capitalized.

The following table details CSC’s consolidated and CSB’s capital ratios as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$57,450	$27,289	$56,060	$22,223
Less:
Preferred stock	9,954	—	7,733	—
Common Equity Tier 1 Capital before regulatory adjustments	$47,496	$27,289	$48,327	$22,223
Less:
Goodwill, net of associated deferred tax liabilities	$11,897	$13	$11,897	$13
Other intangible assets, net of associated deferred tax liabilities	7,833	—	8,103	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	17	12	17	12
AOCI adjustment	2,408	2,080	5,394	4,672
Common Equity Tier 1 Capital	$25,341	$25,184	$22,916	$17,526
Tier 1 Capital	$35,295	$25,184	$30,649	$17,526
Total Capital	35,314	25,198	30,688	17,558
Risk-Weighted Assets	132,148	98,604	123,881	91,062
Total Leverage Exposure	557,950	361,943	491,469	325,437
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.2%	25.5%	18.5%	19.2%
Tier 1 Capital/Risk-Weighted Assets	26.7%	25.5%	24.7%	19.2%
Total Capital/Risk-Weighted Assets	26.7%	25.6%	24.8%	19.3%
Tier 1 Leverage Ratio	6.4%	7.1%	6.3%	5.5%
Supplementary Leverage Ratio	6.3%	7.0%	6.2%	5.4%

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve and the Texas Department of Savings and Mortgage Lending (TDSML) to declare dividends to CSC.

As broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc. are subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. At June 30, 2021, CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 1 – Note 17 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

IDA Agreement

Pursuant to the IDA agreement, Schwab moved $8.7 billion of uninsured IDA balances out of the IDA sweep program in July 2021. The IDA agreement also provides that, starting July 1, 2021, Schwab has the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. Inclusive of the uninsured balances and transfers relating to certain international accounts, IDA balances moved to Schwab’s balance sheet totaled $9.9 billion through July 31, 2021. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Item 1 – Note 10 for further information on the IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts for the first six months of 2021 and 2020 are as follows:

	2021		2020
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$682	$.36	$466	$.36
Series A Preferred Stock (1)	14	35.00	14	35.00
Series C Preferred Stock (2)	18	30.00	18	30.00
Series D Preferred Stock (3)	22	29.76	22	29.76
Series E Preferred Stock (4)	14	2,312.50	14	2,312.50
Series F Preferred Stock (5)	13	2,500.00	13	2,500.00
Series G Preferred Stock (6)	67	2,687.50	N/A	N/A
Series H Preferred Stock (7)	47	1,888.89	N/A	N/A
Series I Preferred Stock (8)	18	811.11	N/A	N/A
Series J Preferred Stock (9)	5	7.54	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Series C Preferred Stock was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(3) Dividends paid quarterly.
(4) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter.
(5) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(6) Series G Preferred Stock was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.
(7) Series H Preferred Stock was issued on December 11, 2020. Dividends are paid quarterly, and the first dividend was paid on March 1, 2021.
(8) Series I Preferred Stock was issued on March 18, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(9) Series J Preferred Stock was issued on March 30, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the first six months of 2021 or 2020. As of June 30, 2021, $1.8 billion remained on our existing authorization.

OTHER

Foreign Exposure
At June 30, 2021, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2021, the fair value of these holdings totaled $10.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.3 billion, Germany at $1.2 billion, and Canada at $845 million. At December 31, 2020, the fair value of these holdings totaled $10.1 billion, with the top three exposures being to issuers and counterparties domiciled in France at $6.7 billion, Germany at $1.2 billion, and Canada at $880 million. In addition, Schwab had outstanding margin loans to foreign residents of $3.2 billion and $2.2 billion at June 30, 2021 and December 31, 2020, respectively.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2020 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2021.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total expenses excluding interest (GAAP)	$2,808	$1,562	$5,563	$3,132
Acquisition and integration-related costs (1)	(144)	(81)	(263)	(118)
Amortization of acquired intangible assets	(154)	(12)	(308)	(18)
Adjusted total expenses (non-GAAP)	$2,510	$1,469	$4,992	$2,996
(1) Acquisition and integration-related costs for the three and six months ended June 30, 2021 primarily consist of $97 million and $169 million of compensation and benefits, $37 million and $64 million of professional services, and $7 million and $23 million of occupancy and equipment. Acquisition and integration-related costs for the three and six months ended June 30, 2020 primarily consist of $46 million and $69 million of professional services and $20 million and $24 million of other.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,117	$.59	$621	$.48	$2,505	$1.32	$1,378	$1.07
Acquisition and integration-related costs	144.08		81.07		263.14		118.09
Amortization of acquired intangible assets	154.08		12.01		308.16		18.01
Income tax effects (1)	(80)	(.05)	(22)	(.02)	(147)	(.07)	(33)	(.03)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,335	$.70	$692	$.54	$2,929	$1.55	$1,481	$1.14
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average common stockholders’ equity (GAAP)	10%	10%	10%	12%
Average common stockholders’ equity	$46,276	$24,515	$47,912	$22,253
Less: Average goodwill	(11,952)	(1,480)	(11,952)	(1,480)
Less: Average acquired intangible assets — net	(9,762)	(700)	(9,838)	(703)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,907	67	1,925	67
Average tangible common equity	$26,469	$22,402	$28,047	$20,137
Adjusted net income available to common stockholders (1)	$1,335	$692	$2,929	$1,481
Return on tangible common equity (non-GAAP)	20%	12%	21%	15%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income (1)
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues
Interest revenue	$2,068	$1,486	$4,083	$3,194
Interest expense	(121)	(97)	(225)	(233)
Net interest revenue	1,947	1,389	3,858	2,961
Asset management and administration fees (2)	1,047	801	2,063	1,628
Trading revenue	955	193	2,171	381
Bank deposit account fees	337	—	688	—
Other	241	67	462	97
Total net revenues	4,527	2,450	9,242	5,067
Expenses Excluding Interest
Compensation and benefits	1,318	819	2,748	1,716
Professional services	247	198	473	380
Occupancy and equipment	239	152	476	294
Advertising and market development	128	70	244	137
Communications	166	78	313	153
Depreciation and amortization	135	97	264	187
Amortization of acquired intangible assets	154	12	308	18
Regulatory fees and assessments	66	36	144	70
Other	355	100	593	177
Total expenses excluding interest	2,808	1,562	5,563	3,132
Income before taxes on income	1,719	888	3,679	1,935
Taxes on income	454	217	930	469
Net Income	1,265	671	2,749	1,466
Preferred stock dividends and other (3)	148	50	244	88
Net Income Available to Common Stockholders	$1,117	$621	$2,505	$1,378
Weighted-Average Common Shares Outstanding:
Basic	1,886	1,288	1,884	1,287
Diluted	1,896	1,294	1,894	1,294
Earnings Per Common Shares Outstanding (4):
Basic	$.59	$.48	$1.33	$1.07
Diluted	$.59	$.48	$1.32	$1.07
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.
(2) Includes fee waivers of $85 million and $163 million for the second quarter and first six months of 2021, respectively, and $15 million for the second quarter and first six months of 2020.
(3) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(4) For the three and six months ended June 30, 2021, the Company had voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,265	$671	$2,749	$1,466
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	2,016	2,113	(3,901)	7,264
Other reclassifications included in other revenue	(4)	—	(14)	—
Other	—	1	—	1
Other comprehensive income (loss), before tax	2,012	2,114	(3,915)	7,265
Income tax effect	(482)	(498)	929	(1,742)
Other comprehensive income (loss), net of tax	1,530	1,616	(2,986)	5,523
Comprehensive Income (Loss)	$2,795	$2,287	$(237)	$6,989

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$30,337	$40,348
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $12,974 at June 30, 2021 and $14,904 at December 31, 2020)	39,919	50,399
Receivables from brokerage clients — net	82,245	64,440
Available for sale securities (amortized cost of $356,439 at June 30, 2021 and $330,248 at December 31, 2020)	359,622	337,400
Bank loans — net	28,895	23,813
Equipment, office facilities, and property — net	3,136	2,883
Goodwill	11,952	11,952
Acquired intangible assets — net	9,686	9,991
Other assets	8,740	7,783
Total assets	$574,532	$549,009
Liabilities and Stockholders’ Equity
Bank deposits	$368,638	$358,022
Payables to brokerage clients	105,012	104,201
Accrued expenses and other liabilities	21,224	17,094
Short-term borrowings	3,500	—
Long-term debt	18,708	13,632
Total liabilities	517,082	492,949
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $10,100 and $7,850 at June 30, 2021 and December 31, 2020, respectively	9,954	7,733
Common stock — 3 billion shares authorized; $.01 par value per share; 1,994,895,180 shares issued at June 30, 2021 and December 31, 2020	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 79,293,695 shares issued at June 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	26,708	26,515
Retained earnings	23,809	21,975
Treasury stock, at cost — 186,389,044 shares at June 30, 2021 and 193,577,648 shares at December 31, 2020	(5,450)	(5,578)
Accumulated other comprehensive income (loss)	2,408	5,394
Total stockholders’ equity	57,450	56,060
Total liabilities and stockholders’ equity	$574,532	$549,009

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Common Stock — Nonvoting		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at March 31, 2020	$2,793	1,488	$15	—	$—	$4,714	$20,487	$(5,734)	$3,995	$26,270
Net income	—	—	—	—	—	—	671	—	—	671
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,616	1,616
Issuance of preferred stock, net	2,470	—	—	—	—	—	—	—	—	2,470
Dividends declared on preferred stock	—	—	—	—	—	—	(47)	—	—	(47)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(233)	—	—	(233)
Stock option exercises and other	—	—	—	—	—	(2)	—	8	—	6
Share-based compensation	—	—	—	—	—	35	—	—	—	35
Other	—	—	—	—	—	13	(2)	16	—	27
Balance at June 30, 2020	$5,263	1,488	$15	—	$—	$4,760	$20,876	$(5,710)	$5,611	$30,815

Balance at March 31, 2021	$10,539	1,995	$20	79	$1	$26,629	$23,029	$(5,502)	$878	$55,594
Net income	—	—	—	—	—	—	1,265	—	—	1,265
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,530	1,530
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(128)	—	—	(128)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(342)	—	—	(342)
Stock option exercises and other	—	—	—	—	—	—	—	47	—	47
Share-based compensation	—	—	—	—	—	47	—	—	—	47
Other	—	—	—	—	—	32	—	5	—	37
Balance at June 30, 2021	$9,954	1,995	$20	79	$1	$26,708	$23,809	$(5,450)	$2,408	$57,450

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$2,793	1,488	$15	—	$—	$4,656	$19,960	$(5,767)	$88	$21,745
Net income	—	—	—	—	—	—	1,466	—	—	1,466
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	5,523	5,523
Issuance of preferred stock, net	2,470	—	—	—	—	—	—	—	—	2,470
Dividends declared on preferred stock	—	—	—	—	—	—	(81)	—	—	(81)
Dividends declared on common stock — $.36 per share	—	—	—	—	—	—	(466)	—	—	(466)
Stock option exercises and other	—	—	—	—	—	(10)	—	39	—	29
Share-based compensation	—	—	—	—	—	91	—	—	—	91
Other	—	—	—	—	—	23	(3)	18	—	38
Balance at June 30, 2020	$5,263	1,488	$15	—	$—	$4,760	$20,876	$(5,710)	$5,611	$30,815

Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060
Net income	—	—	—	—	—	—	2,749	—	—	2,749
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(2,986)	(2,986)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock — $.36 per share	—	—	—	—	—	—	(682)	—	—	(682)
Stock option exercises and other	—	—	—	—	—	8	—	136	—	144
Share-based compensation	—	—	—	—	—	145	—	—	—	145
Other	—	—	—	—	—	40	—	(8)	—	32
Balance at June 30, 2021	$9,954	1,995	$20	79	$1	$26,708	$23,809	$(5,450)	$2,408	$57,450

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$2,749	$1,466
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	159	91
Depreciation and amortization	264	187
Amortization of acquired intangible assets	308	18
Provision (benefit) for deferred income taxes	(36)	—
Premium amortization, net, on available for sale securities	1,224	511
Other	148	166
Net change in:
Investments segregated and on deposit for regulatory purposes	4,661	(16,198)
Receivables from brokerage clients	(17,830)	418
Other assets	(631)	(109)
Payables to brokerage clients	811	6,443
Accrued expenses and other liabilities	2,837	682
Net cash provided by (used for) operating activities	(5,336)	(6,325)
Cash Flows from Investing Activities
Purchases of available for sale securities	(82,139)	(101,667)
Proceeds from sales of available for sale securities	9,642	70
Principal payments on available for sale securities	47,256	24,677
Net change in bank loans	(5,186)	(2,663)
Cash acquired in acquisitions, net of cash paid	—	2,768
Purchases of equipment, office facilities, and property	(425)	(335)
Purchases of Federal Home Loan Bank stock	—	(12)
Purchases of Federal Reserve stock	(119)	(182)
Other investing activities	(48)	(101)
Net cash provided by (used for) investing activities	(31,019)	(77,445)
Cash Flows from Financing Activities
Net change in bank deposits	10,616	81,472
Net change in short-term borrowings	3,500	—
Issuance of long-term debt	6,197	1,089
Repayment of long-term debt	(1,208)	—
Net proceeds from preferred stock offerings	2,806	2,470
Redemption of preferred stock	(600)	—
Dividends paid	(900)	(547)
Proceeds from stock options exercised	144	29
Other financing activities	(30)	(7)
Net cash provided by (used for) financing activities	20,525	84,506
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(15,830)	736
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	70,560	45,577
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$54,730	$46,313

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$—	$136,099
Securities purchased during the period but settled after period end	$2,103	$1,417
Additions of equipment, office facilities, and property	$9	$84
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$229	$227
Income taxes	$1,212	$41
Amounts included in the measurement of lease liabilities	$123	$75
Leased assets obtained in exchange for new operating lease liabilities	$28	$58
Leased assets obtained in exchange for new finance lease liabilities	$108	$—

	June 30, 2021	June 30, 2020
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$30,337	$33,574
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	24,393	12,739
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$54,730	$46,313
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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in the third quarter of 2020, amortization of acquired intangible assets was reclassified from depreciation and amortization and presented separately in the condensed consolidated statements of income. Prior period amounts have been reclassified to reflect this change. A corresponding presentation change has been made to the condensed consolidated statements of cash flows.

The significant accounting policies are included in Note 2 in the 2020 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2021.

2.    New Accounting Standards

The Company did not adopt any material new accounting standards during the six months ended June 30, 2021. In addition, there are no new accounting standards not yet adopted that are material to the Company as of June 30, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Business Acquisitions

TD Ameritrade

On October 6, 2020, Schwab completed its previously announced acquisition of TD Ameritrade for $21.8 billion in stock. As a result of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and approximately 77 million shares of nonvoting common stock. Subsequently, TD Bank and its affiliates exchanged common stock for nonvoting common stock and held approximately 79 million shares of nonvoting common stock as of June 30, 2021. For further details on the new class of nonvoting common stock, see Note 19 in the 2020 Form 10-K.

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

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the TD Ameritrade acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs, amortization and depreciation of acquired intangible and tangible assets, the impact of the amended IDA agreement which reduced the service fee on client cash deposits held at the TD Depository Institutions to 15 basis points from the 25 basis points paid by TD Ameritrade under its previous IDA agreement, and other immaterial adjustments for the effects of purchase accounting. Pro forma net income for the three and six months ended June 30, 2020 excludes $24 million and $38 million, respectively, of after-tax acquisition costs incurred by Schwab and TD Ameritrade as these costs were included in pro forma net income for the year ended December 31, 2019. The unaudited pro forma results do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the TD Ameritrade acquisition been completed as of January 1, 2019.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total net revenues	$4,049	$8,150
Net income	1,183	2,365

USAA-IMCO
On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash. The Company finalized the valuation of the assets acquired and liabilities assumed in the acquisition in 2020. For details surrounding the Company’s purchase accounting for USAA-IMCO, see Note 3 of the 2020 Form 10-K.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the USAA-IMCO acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs and amortization of acquired intangible assets, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. Pro forma net income for the three and six months ended June 30, 2020 excludes $30 million and $41 million, respectively, of

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
after-tax acquisition costs as these costs were included in pro forma net income for the year ended December 31, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the USAA-IMCO acquisition been completed as of January 1, 2019.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total net revenues	$2,474	$5,170
Net income	606	1,336

4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest revenue
Interest revenue	$2,068	$1,486	$4,083	$3,194
Interest expense	(121)	(97)	(225)	(233)
Net interest revenue	1,947	1,389	3,858	2,961
Asset management and administration fees
Mutual funds, ETFs, and CTFs	481	425	951	877
Advice solutions	490	314	958	626
Other	76	62	154	125
Asset management and administration fees	1,047	801	2,063	1,628
Trading revenue
Commissions	479	111	1,093	224
Order flow revenue	465	72	1,056	127
Principal transactions	11	10	22	30
Trading revenue	955	193	2,171	381
Bank deposit account fees	337	—	688	—
Other	241	67	462	97
Total net revenues	$4,527	$2,450	$9,242	$5,067

For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances

Receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606) were $621 million at June 30, 2021 and $579 million at December 31, 2020 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of June 30, 2021 or December 31, 2020.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS investment securities are as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed securities	$312,045	$4,862	$2,139	$314,768
Asset-backed securities (1)	17,436	136	44	17,528
Corporate debt securities (2)	12,882	268	57	13,093
U.S. Treasury securities	8,814	21	6	8,829
U.S. state and municipal securities	1,623	100	1	1,722
Foreign government agency securities	1,408	1	1	1,408
Non-agency commercial mortgage-backed securities	1,209	39	—	1,248
Certificates of deposit	1,000	—	—	1,000
Other	22	4	—	26
Total available for sale securities	$356,439	$5,431	$2,248	$359,622

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed securities	$283,911	$7,005	$563	$290,353
Asset-backed securities (1)	18,808	174	84	18,898
Corporate debt securities (2)	12,408	388	—	12,796
U.S. Treasury securities	10,631	25	—	10,656
U.S. state and municipal securities	1,544	153	—	1,697
Foreign government agency securities	1,411	2	—	1,413
Non-agency commercial mortgage-backed securities	1,213	52	—	1,265
Certificates of deposit	300	—	—	300
Other	22	—	—	22
Total available for sale securities	$330,248	$7,799	$647	$337,400
(1) Approximately 58% and 51% of asset-backed securities held as of June 30, 2021 and December 31, 2020, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 32% and 36% of the asset-backed securities held as of June 30, 2021 and December 31, 2020, respectively.
(2) As of June 30, 2021 and December 31, 2020, approximately 39% and 46%, respectively of the total AFS in corporate debt securities were issued by institutions in the financial services industry.

At June 30, 2021, our banking subsidiaries had pledged securities with a fair value of $43.6 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 9). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $9.5 billion as collateral for this facility at June 30, 2021. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.5 billion at June 30, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$148,997	$2,122	$5,304	$17	$154,301	$2,139
Corporate debt securities	2,227	57	—	—	2,227	57
Asset-backed securities	1,916	16	3,861	28	5,777	44
U.S. Treasury securities	3,872	6	—	—	3,872	6
U.S. state and municipal securities	65	1	—	—	65	1
Foreign government agency securities	705	1	—	—	705	1
Total	$157,782	$2,203	$9,165	$45	$166,947	$2,248

December 31, 2020
U.S. agency mortgage-backed securities	$61,706	$551	$4,774	$12	$66,480	$563
Asset-backed securities	1,398	13	5,822	71	7,220	84
Total	$63,104	$564	$10,596	$83	$73,700	$647
At June 30, 2021, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2020 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the six months ended June 30, 2021 and the year ended December 31, 2020. None of the Company’s AFS securities held as of June 30, 2021 and December 31, 2020 had an allowance for credit losses.

The Company had $635 million and $634 million of accrued interest receivable as of June 30, 2021 and December 31, 2020, respectively, for AFS securities. These amounts are excluded from the amortized cost basis and fair market value of AFS securities and included in other assets on the condensed consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the six months ended June 30, 2021, or the year ended December 31, 2020.

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

The maturities of AFS investment securities are as follows:

June 30, 2021	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
U.S. agency mortgage-backed securities	$2,790	$20,758	$65,817	$225,403	$314,768
Asset-backed securities	31	5,794	2,112	9,591	17,528
Corporate debt securities	2,986	6,240	3,867	—	13,093
U.S. Treasury securities	6,489	594	1,746	—	8,829
U.S. state and municipal securities	23	105	957	637	1,722
Foreign government agency securities	553	855	—	—	1,408
Non-agency commercial mortgage-backed securities	—	—	—	1,248	1,248
Certificates of deposit	200	800	—	—	1,000
Other	—	—	—	26	26
Total fair value	$13,072	$35,146	$74,499	$236,905	$359,622
Total amortized cost	$13,034	$34,010	$73,019	$236,376	$356,439

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Proceeds	$3,037	$1	$9,642	$70
Gross realized gains	17	—	37	—
Gross realized losses	13	—	23	—

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

June 30, 2021	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$17,514	$22	$3	$39	$64	$17,578	$8	$17,570
HELOCs (1,2)	711	1	—	14	15	726	2	724
Total residential real estate	18,225	23	3	53	79	18,304	10	18,294
Pledged asset lines	10,409	3	3	—	6	10,415	—	10,415
Other	189	—	—	—	—	189	3	186
Total bank loans	$28,823	$26	$6	$53	$85	$28,908	$13	$28,895
December 31, 2020
Residential real estate:
First Mortgages (1,2)	$14,804	$27	$1	$72	$100	$14,904	$22	$14,882
HELOCs (1,2)	823	1	1	17	19	842	5	837
Total residential real estate	15,627	28	2	89	119	15,746	27	15,719
Pledged asset lines	7,901	10	5	—	15	7,916	—	7,916
Other	181	—	—	—	—	181	3	178
Total bank loans	$23,709	$38	$7	$89	$134	$23,843	$30	$23,813
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $79 million and $72 million at June 30, 2021 and December 31, 2020, respectively.
(2) At June 30, 2021 and December 31, 2020, 46% and 45%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2021 or December 31, 2020.

At June 30, 2021, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

Changes in the allowance for credit losses on bank loans were as follows:

	June 30, 2021					June 30, 2020
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$12	$3	$15	$3	$18	$21	$4	$25	$4	$29
Recoveries	—	—	—	—	—	1	—	1	—	1
Provision for credit losses	(4)	(1)	(5)	—	(5)	—	—	—	—	—
Balance at end of period	$8	$2	$10	$3	$13	$22	$4	$26	$4	$30

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	June 30, 2021					June 30, 2020
Six Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$22	$5	$27	$3	$30	$11	$4	$15	$3	$18
Adoption of ASU 2016-13	—	—	—	—	—	1	—	1	—	1
Recoveries	—	—	—	—	—	1	—	1	—	1
Provision for credit losses	(14)	(3)	(17)	—	(17)	9	—	9	1	10
Balance at end of period	$8	$2	$10	$3	$13	$22	$4	$26	$4	$30

As discussed in Item 8 – Note 2 in our 2020 Form 10-K, PALs are subject to the collateral maintenance practical expedient under ASC 326. All PALs were fully collateralized by securities with fair values in excess of borrowings as of June 30, 2021 and December 31, 2020. Therefore, no allowance for credit losses for PALs as of those dates was required.

The economy continues to improve as vaccinations appear to limit the spread of COVID-19 in the United States, though some risks to the economy remain. Management’s macroeconomic outlook reflects continued growth in home prices and lower unemployment anticipated over the near term. This macroeconomic outlook, along with the continued strong credit quality metrics in the bank loans portfolio, result in a lower modeled projection of loss rates compared to December 31, 2020.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	June 30, 2021	December 31, 2020
Nonaccrual loans (1)	$53	$89
Other real estate owned (2)	1	1
Total nonperforming assets	54	90
Troubled debt restructurings	—	1
Total nonperforming assets and troubled debt restructurings	$54	$91
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
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and generally updated quarterly. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is updated on a monthly basis by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
June 30, 2021	2021	2020	2019	2018	2017	pre-2017	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$—	$—	$1	$2	$—	$—	$—
620 – 679	15	29	7	1	8	22	82	—	3	3
680 – 739	660	678	228	60	124	300	2,050	70	68	138
≥740	5,774	5,919	1,563	274	533	1,381	15,444	333	252	585
Total	$6,449	$6,627	$1,798	$335	$665	$1,704	$17,578	$403	$323	$726
Origination LTV
≤70%	$5,556	$5,524	$1,409	$245	$507	$1,291	$14,532	$321	$229	$550
>70% – ≤90%	893	1,103	389	90	158	410	3,043	82	91	173
>90% – ≤100%	—	—	—	—	—	3	3	—	3	3
Total	$6,449	$6,627	$1,798	$335	$665	$1,704	$17,578	$403	$323	$726
Weighted Average Updated FICO
<620	$6	$3	$3	$1	$4	$16	$33	$3	$7	$10
620 – 679	49	78	27	8	13	45	220	10	16	26
680 – 739	630	524	172	40	80	207	1,653	50	46	96
≥740	5,764	6,022	1,596	286	568	1,436	15,672	340	254	594
Total	$6,449	$6,627	$1,798	$335	$665	$1,704	$17,578	$403	$323	$726
Estimated Current LTV (1)
≤70%	$5,731	$6,388	$1,768	$331	$658	$1,698	$16,574	$400	$319	$719
>70% – ≤90%	718	239	30	4	7	6	1,004	3	4	7
>90% – ≤100%	—	—	—	—	—	—	—	—	—	—
>100%	—	—	—	—	—	—	—	—	—	—
Total	$6,449	$6,627	$1,798	$335	$665	$1,704	$17,578	$403	$323	$726
Percent of Loans on Nonaccrual Status	0.03%	0.09%	0.14%	0.65%	0.51%	1.38%	0.22%	1.38%	2.55%	1.93%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

June 30, 2021	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$10,415	770	—
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

At June 30, 2021, First Mortgage loans of $14.6 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 26% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 83% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At June 30, 2021 and December 31, 2020, Schwab had $50 million and $43 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
HELOCs converted to amortizing loans	$7	$8	$14	$18

The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2021	Balance
Converted to an amortizing loan by period end	$323
Within 1 year	16
> 1 year – 3 years	82
> 3 years – 5 years	76
> 5 years	229
Total	$726

At June 30, 2021, $563 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2021, the borrowers on approximately 52% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of June 30, 2021 and December 31, 2020, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of those are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2021			December 31, 2020
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$785	$461	$785	$649	$344	$649
Other CRA investments (2)	136	—	154	118	—	152
Total	$921	$461	$939	$767	$344	$801
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2021 and 2024. During the six months ended June 30, 2021 and year ended

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
December 31, 2020, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2021	December 31, 2020
Interest-bearing deposits:
Deposits swept from brokerage accounts	$341,432	$332,513
Checking	19,353	17,785
Savings and other	7,016	6,739
Total interest-bearing deposits	367,801	357,037
Non-interest-bearing deposits	837	985
Total bank deposits	$368,638	$358,022

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of June 30, 2021 and December 31, 2020.

	Date of Issuance	Principal Amount Outstanding
		June 30, 2021	December 31, 2020
CSC Fixed-rate Senior Notes:
3.250% due May 21, 2021	05/22/18	$—	$600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	—
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	—
3.200% due March 2, 2027	03/02/17	650	650
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	—
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	—
CSC Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	—	600
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	—
SOFR + 0.520% due May 13, 2026	05/13/21	500	—
Total CSC Senior Notes		14,931	9,881
TDA Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	750	750
3.750% due April 1, 2024	11/01/18	400	400
3.625% due April 1, 2025	10/22/14	500	500
3.300% due April 1, 2027	04/27/17	800	800
2.750% due October 1, 2029	08/16/19	500	500
TDA Floating-rate Senior Notes:
Three-month LIBOR + 0.43% due November 1, 2021	11/01/18	600	600
Total TDA Senior Notes		3,550	3,550
Other financing		108	6
Unamortized premium — net		211	249
Debt issuance costs		(92)	(54)
Total long-term debt		$18,708	$13,632

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at June 30, 2021 are as follows:

Maturities
2021	$615
2022	1,035
2023	829
2024	3,673
2025	2,237
Thereafter	10,200
Total maturities	18,589
Unamortized premium — net	211
Debt issuance costs	(92)
Total long-term debt	$18,708

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of June 30, 2021 and December 31, 2020, the collateral pledged provided a total borrowing capacity of $55.0 billion and $55.1 billion, respectively, of which no amounts were outstanding at the end of either period.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. The investment in FHLB was $29 million at June 30, 2021 and December 31, 2020.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of June 30, 2021 and December 31, 2020, the collateral pledged provided total borrowing capacity of $9.5 billion and $7.9 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue commercial paper notes with maturities up to 270 days, and had $1.5 billion outstanding at June 30, 2021 and none at December 31, 2020.

CSB and Charles Schwab Premier Bank, SSB (CSPB) are members of the Federal Reserve. As a condition of our Federal Reserve membership, we are required to hold Federal Reserve stock, which totaled $310 million and $191 million at June 30, 2021 and December 31, 2020, respectively.

TD Ameritrade Lines of Credit and Revolving Credit Facilities

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $2.0 billion outstanding under the secured uncommitted lines of credit as of June 30, 2021. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2020. See Note 12 for additional information.

TDAC maintains one senior unsecured committed revolving credit facility as of June 30, 2021 with an aggregate borrowing capacity of $600 million which matures in April 2022. Additionally, at December 31, 2020, TDAC maintained a $850 million unsecured committed revolving credit facility which matured on April 20, 2021 and was not renewed. There were no borrowings outstanding under the TDAC senior revolving facilities as of June 30, 2021 and December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®), formerly known as Quicken Loans, LLC. Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $4.0 billion and $2.7 billion during the second quarters of 2021 and 2020, respectively, and $6.8 billion and $4.9 billion during the first six months of 2021 and 2020, respectively. CSB purchased HELOCs with commitments of $114 million and $133 million during the second quarters of 2021 and 2020, respectively, and $213 million and $240 million during the first six months of 2021 and 2020, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	June 30, 2021	December 31, 2020
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$7,127	$8,141
Commitments to purchase First Mortgage loans	2,575	1,917
Total	$9,702	$10,058

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At June 30, 2021, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at June 30, 2021. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

Pursuant to the IDA agreement, Schwab moved $8.7 billion of uninsured IDA balances out of the IDA sweep program in July 2021. The IDA agreement also provides that, starting July 1, 2021, Schwab has the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. Inclusive of the uninsured balances and transfers relating to certain international accounts, IDA balances moved to Schwab’s balance sheet totaled $9.9 billion through July 31, 2021. The Company’s ability to migrate IDA balances to its balance sheet is dependent upon

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the IDA agreement, including the requirement that Schwab can only move IDA balances designated as floating-rate obligations. In addition, Schwab also must maintain a minimum $50 billion IDA balance through June 2031, and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026.

The total ending IDA balance was $150.0 billion as of June 30, 2021, $154.1 billion as of December 31, 2020, and $144.6 billion as of October 5, 2020. If IDA balances were to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program.

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

Schwab Intelligent Portfolios® SEC Investigation: As disclosed on July 1, 2021, the Company has been responding to an enforcement investigation by the SEC arising from a compliance examination and concerning historic disclosures related to the Schwab Intelligent Portfolios digital advisory solution. In connection with a tentative agreement reached with SEC staff to resolve the matter, second quarter 2021 financial results included a liability and related non-deductible charge of $200 million. Completion of any settlement is always contingent on a vote of the Commission. The Company continues to cooperate with SEC staff with the goal of fully resolving the matter.

TD Ameritrade Acquisition Litigation: As disclosed previously, Schwab and TD Ameritrade have been responding to a lawsuit challenging the acquisition which was filed on May 12, 2020 in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, TD Bank. The initial complaint named as defendants each member of the TD Ameritrade board of directors at the time the acquisition was approved, as well as TD Bank and Schwab. On June 11, 2020, plaintiff dismissed a claim that had sought to enjoin voting on or consummation of the acquisition. On February 5, 2021, plaintiff filed an amended complaint naming an officer and certain directors of TD Ameritrade at the time the acquisition was approved, as well as TD Bank, certain TD Bank related entities, and Schwab. The amended complaint asserts separate claims for breach of fiduciary duty by the TD Ameritrade officer, certain members of the TD Ameritrade board and TD Bank, and against Schwab for aiding and abetting such breaches, the allegation being that the amendment of the Insured Deposit Account Agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and on April 29, 2021, filed motions to dismiss the remaining claims in the lawsuit.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Defendants have answered the complaint to deny all allegations, and are vigorously contesting the lawsuit. Plaintiffs filed a motion for class certification on April 30, 2021, which defendants are opposing.

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

11.    Exit and Other Related Liabilities

As a result of the significant growth seen in recent quarters across key client volume metrics, including the number of active brokerage accounts, DATs, and peak daily trades, the Company has increased the scope of technology work related to the integration of TD Ameritrade. We have commenced greater technology build-out to support the expanded volumes of our combined client base. Based on our current integration plans and expanded scope of technology work, the Company expects to complete client conversion within 30 to 36 months from the October 6, 2020 date of acquisition.

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

The Company’s acquisition and integration-related spending also includes exit and other related costs, such as severance and other employee termination benefits, retention costs, as well as costs related to facility closures, including accelerated amortization and depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending, and support the Company’s ability to achieve integration objectives including expected synergies.

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

Inclusive of costs recognized through June 30, 2021, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $650 million to $1 billion, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three and six months ended June 30, 2021, the Company incurred pre-tax charges of $47 million and $90 million for acquisition-related exit costs, respectively. The Company expects the remaining exit and other related costs will be incurred and charged to expense over the next 27 to 39 months; some costs are expected to be incurred after client conversion. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the activity in the Company’s exit and other related liabilities for the three and six months ended June 30, 2021:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at March 31, 2021	$56	$15	$71
Costs incurred and charged to expense (1)	35	9	44
Costs paid or otherwise settled	(35)	(9)	(44)
Balance at June 30, 2021 (2)	$56	$15	$71

Balance at December 31, 2020	$86	$24	$110
Costs incurred and charged to expense (1)	57	15	72
Costs paid or otherwise settled	(87)	(24)	(111)
Balance at June 30, 2021 (2)	$56	$15	$71
(1) Costs incurred for severance pay and other termination benefits, as well as retention costs, are included in employee compensation and benefits on the condensed consolidated statements of income.
(2) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

The following table summarizes the exit and other related costs incurred for the three and six months ended June 30, 2021:

	Investor Services			Advisor Services
Three Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$35	$—	$35	$9	$—	$9	$44
Occupancy and equipment	—	3	3	—	—	—	3
Total	$35	$3	$38	$9	$—	$9	$47

	Investor Services			Advisor Services
Six Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$57	$—	$57	$15	$—	$15	$72
Occupancy and equipment	—	13	13	—	3	3	16
Professional services	—	1	1	—	—	—	1
Other	—	1	1	—	—	—	1
Total	$57	$15	$72	$15	$3	$18	$90
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased and other properties.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the cumulative exit and other related costs incurred from October 6, 2020 through June 30, 2021:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$195	$—	$195	$53	$—	$53	$248
Occupancy and equipment	—	19	19	—	4	4	23
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	1	1	—	—	—	1
Total	$195	$23	$218	$53	$5	$58	$276
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

12.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investment requirement. Schwab’s resale agreements as of June 30, 2021 and December 31, 2020 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $1.1 billion and $852 million at June 30, 2021 and December 31, 2020, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
June 30, 2021
Assets
Resale agreements (1)	$12,974	$—	$12,974	$—	$(12,974)	(2)	$—
Securities borrowed (3)	1,090	—	1,090	(561)	(518)		11
Total	$14,064	$—	$14,064	$(561)	$(13,492)		$11
Liabilities
Securities loaned (4,5)	$10,448	$—	$10,448	$(561)	$(9,157)		$730
Secured short-term borrowings (6)	2,000	—	2,000	—	(2,000)		—
Total	$12,448	$—	$12,448	$(561)	$(11,157)		$730

December 31, 2020
Assets
Resale agreements (1)	$14,904	$—	$14,904	$—	$(14,904)	(2)	$—
Securities borrowed (3)	873	—	873	(673)	(195)		5
Total	$15,777	$—	$15,777	$(673)	$(15,099)		$5
Liabilities
Securities loaned (4,5)	$7,549	$—	$7,549	$(673)	$(6,049)		$827
Total	$7,549	$—	$7,549	$(673)	$(6,049)		$827
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At June 30, 2021 and December 31, 2020, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.3 billion and $15.2 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2021 and December 31, 2020.
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

	June 30, 2021	December 31, 2020
Fair value of client securities available to be pledged	$108,461	$84,006
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$13,887	$10,222
Fulfillment of client short sales	6,820	6,274
Securities lending to other broker-dealers	9,499	6,522
Collateral for short-term borrowings	2,359	—
Total collateral pledged	$32,565	$23,018
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $207 million as of June 30, 2021 and $183 million as of December 31, 2020.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2020 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2021 or December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

June 30, 2021	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$11,117	$—	$—	$11,117
U.S. Treasury securities	—	1	—	1
Total cash equivalents	11,117	1	—	11,118
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	350	—	350
U.S. Government securities	—	22,767	—	22,767
Total investments segregated and on deposit for regulatory purposes	—	23,117	—	23,117
Available for sale securities:
U.S. agency mortgage-backed securities	—	314,768	—	314,768
Asset-backed securities	—	17,528	—	17,528
Corporate debt securities	—	13,093	—	13,093
U.S. Treasury securities	—	8,829	—	8,829
U.S. state and municipal securities	—	1,722	—	1,722
Foreign government agency securities	—	1,408	—	1,408
Non-agency commercial mortgage-backed securities	—	1,248	—	1,248
Certificates of deposit	—	1,000	—	1,000
Other	—	26	—	26
Total available for sale securities	—	359,622	—	359,622
Other assets:
Equity and bond mutual funds	113	—	—	113
U.S. Government securities	—	5	—	5
State and municipal debt obligations	—	21	—	21
Equity, corporate debt, and other securities	15	19	—	34
Total other assets	128	45	—	173
Total	$11,245	$382,785	$—	$394,030

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$19,219	$19,219	$—	$—	$19,219
Cash and investments segregated and on deposit for regulatory purposes	16,798	3,810	12,988	—	16,798
Receivables from brokerage clients — net	82,241	—	82,241	—	82,241
Bank loans — net:
First Mortgages	17,570	—	17,755	—	17,755
HELOCs	724	—	744	—	744
Pledged asset lines	10,415	—	10,415	—	10,415
Other	186	—	186	—	186
Total bank loans — net	28,895	—	29,100	—	29,100
Other assets	3,741	—	3,741	—	3,741
Liabilities
Bank deposits	$368,638	$—	$368,638	$—	$368,638
Payables to brokerage clients	105,012	—	105,012	—	105,012
Accrued expenses and other liabilities	13,764	—	13,764	—	13,764
Short-term borrowings	3,500	—	3,500	—	3,500
Long-term debt	18,601	—	19,511	—	19,511

December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$29,189	$29,189	$—	$—	$29,189
Cash and investments segregated and on deposit for regulatory purposes	19,143	4,212	14,931	—	19,143
Receivables from brokerage clients — net	64,436	—	64,436	—	64,436
Bank loans — net:
First Mortgages	14,882	—	15,305	—	15,305
HELOCs	837	—	838	—	838
Pledged asset lines	7,916	—	7,916	—	7,916
Other	178	—	178	—	178
Total bank loans — net	23,813	—	24,237	—	24,237
Other assets	2,883	—	2,883	—	2,883
Liabilities
Bank deposits	$358,022	$—	$358,022	$—	$358,022
Payables to brokerage clients	104,201	—	104,201	—	104,201
Accrued expenses and other liabilities	8,263	—	8,263	—	8,263
Long-term debt	13,626	—	14,829	—	14,829

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity

On June 1, 2021, the Company redeemed all of the 600,000 outstanding shares of its 6.00% non-cumulative perpetual preferred stock, Series C, and the corresponding 24,000,000 depositary shares, each representing a 1/40th interest in a share of the Series C Preferred Stock. The depositary shares were redeemed at a redemption price of $25 per depositary share for a total of $600 million.
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

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the six months ended June 30, 2021 and 2020.
The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2021	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in thousands) at			Carrying Value at
	June 30, 2021 (1)	December 31, 2020 (1)		June 30, 2021	December 31, 2020	Issue Date
Fixed-rate:
Series C (2)	—	600	$1,000	$—	$585	08/03/15	—	—	N/A	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600	—	1,000	584	—	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	3M LIBOR	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3M LIBOR	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G	25	25	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H	25	25	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (3)	23	—	100,000	2,222	—	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Total preferred stock	1,834	1,811		$9,954	$7,733
(1) Represented by depositary shares, except for Series A.
(2) Series C Preferred Stock was redeemed on June 1, 2021.
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$14.0	$35.00	$14.0	$35.00	$14.0	$35.00	$14.0	$35.00
Series C (1)	9.0	15.00	9.0	15.00	18.0	30.00	18.0	30.00
Series D	11.1	14.88	11.1	14.88	22.3	29.76	22.3	29.76
Series E	—	—	—	—	13.9	2,312.50	13.9	2,312.50
Series F	12.5	2,500.00	12.5	2,500.00	12.5	2,500.00	12.5	2,500.00
Series G (2)	33.6	1,343.75	—	—	67.2	2,687.50	—	—
Series H (3)	25.0	1,000.00	—	—	47.2	1,888.89	—	—
Series I (4)	18.2	811.11	—	—	18.2	811.11	—	—
Series J (5)	4.5	7.54	—	—	4.5	7.54	—	—
Total	$127.9		$46.6		$217.8		$80.7
(1) Series C Preferred Stock was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(2) Series G Preferred Stock was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.
(3) Series H Preferred Stock was issued on December 11, 2020. Dividends are paid quarterly, and the first dividend was paid on March 1, 2021.
(4) Series I Preferred Stock was issued on March 18, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(5) Series J Preferred Stock was issued on March 30, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2021			2020
Three Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$2,016	$(484)	$1,532	$2,113	$(498)	$1,615
Other reclassifications included in other revenue	(4)	2	(2)	—	—	—
Other	—	—	—	1	—	1
Other comprehensive income (loss)	$2,012	$(482)	$1,530	$2,114	$(498)	$1,616

	2021			2020
Six Months Ended June 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(3,901)	$925	$(2,976)	$7,264	$(1,742)	$5,522
Other reclassifications included in other revenue	(14)	4	(10)	—	—	—
Other	—	—	—	1	—	1
Other comprehensive income (loss)	$(3,915)	$929	$(2,986)	$7,265	$(1,742)	$5,523

AOCI balances are as follows:

Total AOCI
Balance at March 31, 2020	$3,995
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	1,615
Other	1
Balance at June 30, 2020	$5,611

Balance at March 31, 2021	$878
Available for sale securities:
Net unrealized gain (loss)	1,532
Other reclassifications included in other revenue	(2)
Balance at June 30, 2021	$2,408

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Total AOCI
Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	4,465
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	1,057
Other	1
Balance at June 30, 2020	$5,611

Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss)	(2,976)
Other reclassifications included in other revenue	(10)
Balance at June 30, 2021	$2,408
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share
For the three and six months ended June 30, 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. For further details surrounding the EPS computation, see Note 25 in the 2020 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Common Stock	Common Stock – Nonvoting (1)	Common Stock	Common Stock – Nonvoting (1)	Common Stock	Common Stock – Nonvoting (1)	Common Stock	Common Stock – Nonvoting (1)
Basic earnings per share:
Numerator
Net income	$1,212	$53	$671	N/A	$2,634	$115	$1,466	N/A
Preferred stock dividends and other (2)	(142)	(6)	(50)	N/A	(234)	(10)	(88)	N/A
Net income available to common stockholders	$1,070	$47	$621	N/A	$2,400	$105	$1,378	N/A
Denominator
Weighted-average common shares outstanding — basic	1,807	79	1,288	N/A	1,805	79	1,287	N/A
Basic earnings per share	$.59	$.59	$.48	N/A	$1.33	$1.33	$1.07	N/A
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,070	$47	$621	N/A	$2,400	$105	$1,378	N/A
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	47	—	N/A	N/A	105	—	N/A	N/A
Allocation of net income available to common stockholders:	$1,117	$47	$621	N/A	$2,505	$105	$1,378	N/A
Denominator
Weighted-average common shares outstanding — basic	1,807	79	1,288	N/A	1,805	79	1,287	N/A
Conversion of nonvoting shares to voting shares	79	—	N/A	N/A	79	—	N/A	N/A
Common stock equivalent shares related to stock incentive plans	10	—	6	N/A	10	—	7	N/A
Weighted-average common shares outstanding — diluted (3)	1,896	79	1,294	N/A	1,894	79	1,294	N/A
Diluted earnings per share	$.59	$.59	$.48	N/A	$1.32	$1.32	$1.07	N/A
(1) Nonvoting common stock was issued in conjunction with the October 6, 2020 acquisition of TD Ameritrade. As such, nonvoting common stock is not applicable for the basic and diluted EPS computations for the three and six months ended June 30, 2020.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 14 million and 15 million for the three and six months ended June 30, 2021, respectively, and 19 million for the three and six months ended June 30, 2020.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At June 30, 2021, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$25,341	19.2%	N/A		$5,947	4.5%
Tier 1 Risk-Based Capital	35,295	26.7%	N/A		7,929	6.0%
Total Risk-Based Capital	35,314	26.7%	N/A		10,572	8.0%
Tier 1 Leverage	35,295	6.4%	N/A		22,051	4.0%
Supplementary Leverage Ratio	35,295	6.3%	N/A		16,739	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$25,184	25.5%	$6,409	6.5%	$4,437	4.5%
Tier 1 Risk-Based Capital	25,184	25.5%	7,888	8.0%	5,916	6.0%
Total Risk-Based Capital	25,198	25.6%	9,860	10.0%	7,888	8.0%
Tier 1 Leverage	25,184	7.1%	17,813	5.0%	14,250	4.0%
Supplementary Leverage Ratio	25,184	7.0%	N/A	N/A	10,858	3.0%

December 31, 2020
CSC
Common Equity Tier 1 Risk-Based Capital	$22,916	18.5%	N/A		$5,575	4.5%
Tier 1 Risk-Based Capital	30,649	24.7%	N/A		7,433	6.0%
Total Risk-Based Capital	30,688	24.8%	N/A		9,910	8.0%
Tier 1 Leverage	30,649	6.3%	N/A		19,396	4.0%
Supplementary Leverage Ratio	30,649	6.2%	N/A		14,744	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$17,526	19.2%	$5,919	6.5%	$4,098	4.5%
Tier 1 Risk-Based Capital	17,526	19.2%	7,285	8.0%	5,464	6.0%
Total Risk-Based Capital	17,558	19.3%	9,106	10.0%	7,285	8.0%
Tier 1 Leverage	17,526	5.5%	15,979	5.0%	12,783	4.0%
Supplementary Leverage Ratio	17,526	5.4%	N/A	N/A	9,763	3.0%
(1) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical capital buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2021, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2021, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2021 that management believes have changed CSB’s capital category.

At June 30, 2021, the balance sheets of CSPB and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $33.6 billion and $11.9 billion, respectively. Based on their regulatory capital ratios, at June 30, 2021, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	June 30, 2021	December 31, 2020
CS&Co
Net capital	$3,602	$3,117
Minimum dollar requirement	1.000	1.000
2% of aggregate debit balances	832	616
Net capital in excess of required net capital	$2,770	$2,501
TDAC
Net capital	$5,239	$4,040
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	971	748
Net capital in excess of required net capital	$4,268	$3,292
TD Ameritrade, Inc.
Net capital	$624	$350
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$624	$350

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at June 30, 2021. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2021	2020	2021	2020	2021	2020
Net Revenues
Net interest revenue	$1,478	$952	$469	$437	$1,947	$1,389
Asset management and administration fees	769	583	278	218	1,047	801
Trading revenue	861	138	94	55	955	193
Bank deposit account fees	249	—	88	—	337	—
Other	170	51	71	16	241	67
Total net revenues	3,527	1,724	1,000	726	4,527	2,450
Expenses Excluding Interest	2,188	1,168	620	394	2,808	1,562
Income before taxes on income	$1,339	$556	$380	$332	$1,719	$888

	Investor Services		Advisor Services		Total
Six Months Ended June 30,	2021	2020	2021	2020	2021	2020
Net Revenues
Net interest revenue	$2,932	$2,080	$926	$881	$3,858	$2,961
Asset management and administration fees	1,511	1,183	552	445	2,063	1,628
Trading revenue	1,958	257	213	124	2,171	381
Bank deposit account fees	503	—	185	—	688	—
Other	348	71	114	26	462	97
Total net revenues	7,252	3,591	1,990	1,476	9,242	5,067
Expenses Excluding Interest	4,297	2,322	1,266	810	5,563	3,132
Income before taxes on income	$2,955	$1,269	$724	$666	$3,679	$1,935

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 10.

Item 1A.     Risk Factors

During the first six months of 2021, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2020 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the second quarter of 2021.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2021 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	46	$65.48	N/A	N/A
May:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	8	$71.73	N/A	N/A
June:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	33	$74.82	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	87	$69.62	N/A	N/A
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

3.25
Certificate of Elimination of the 6.00% Non-Cumulative Perpetual Preferred Stock, Series C of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated June 1, 2021, and incorporated herein by reference.

10.424	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective June 21, 2021 (supersedes Exhibit 10.349).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(2)

101.SCH	Inline XBRL Taxonomy Extension Schema	(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(2)

101.DEF	Inline XBRL Extension Definition	(2)

101.LAB	Inline XBRL Taxonomy Extension Label	(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 6, 2021	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer