Form 10-Q
period 2021-09-30
SCHWAB CHARLES CORP
filed 2021-11-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
1,811,306,255 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock outstanding on October 29, 2021

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $70 trillion, which means the Company’s $7.61 trillion in total client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•Sources of liquidity and capital; capital management; Tier 1 Leverage Ratio operating objective (see Liquidity Risk and Capital Management);
•The migration of Insured Deposit Account (IDA) agreement balances to our balance sheet (see Capital Management and Commitments and Contingencies in Item 1 – Note 10);
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

•Our ability to manage expenses;
•Our ability to attract and retain talent;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarter and first nine months of 2021 and 2020 are:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Client Metrics
Net new client assets (in billions) (1)	$139.0	$51.2	171%	$381.6	$261.8	46%
Core net new client assets (in billions)	$139.0	$42.7	N/M	$396.0	$162.5	144%
Client assets (in billions, at quarter end)	$7,614.0	$4,395.3	73%
Average client assets (in billions)	$7,699.7	$4,331.5	78%	$7,336.9	$4,033.3	82%
New brokerage accounts (in thousands) (2)	1,178	592	99%	5,988	2,853	110%
Active brokerage accounts (in thousands, at quarter end)	32,675	14,393	127%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,783.3	$2,231.3	70%
Client cash as a percentage of client assets (at quarter end)	10.8%	12.8%
Company Financial Information and Metrics
Total net revenues	$4,570	$2,448	87%	$13,812	$7,515	84%
Total expenses excluding interest	2,559	1,559	64%	8,122	4,691	73%
Income before taxes on income	2,011	889	126%	5,690	2,824	101%
Taxes on income	485	191	154%	1,415	660	114%
Net income	1,526	698	119%	4,275	2,164	98%
Preferred stock dividends and other	120	83	45%	364	171	113%
Net income available to common stockholders	$1,406	$615	129%	$3,911	$1,993	96%
Earnings per common share — diluted (3)	$.74	$.48	54%	$2.06	$1.54	34%
Net revenue growth from prior year	87%	(10)%		84%	(7)%
Pre-tax profit margin	44.0%	36.3%		41.2%	37.6%
Return on average common stockholders’ equity (annualized)	12%	10%		11%	12%
Expenses excluding interest as a percentage of average client assets (annualized)	0.13%	0.14%		0.15%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	6.3%	5.7%
Non-GAAP Financial Measures (4)
Adjusted total expenses (5)	$2,302	$1,492		$7,294	$4,488
Adjusted diluted EPS (3)	$.84	$.51		$2.39	$1.66
Return on tangible common equity	23%	12%		21%	14%
(1) The first nine months of 2021 includes an outflow of $14.4 billion from a mutual fund clearing services client. The third quarter and first nine months of 2020 include inflows of $8.5 billion related to the acquisition of Wasmer, Schroeder & Company, LLC. The first nine months of 2020 also includes $79.9 billion related to the acquisition of the assets of USAA’s Investment Management Company (USAA-IMCO) and an inflow of $10.9 billion from a mutual fund clearing services client.
(2) The first nine months of 2020 include 1.1 million new brokerage accounts related to the acquisition of assets from USAA-IMCO.
(3) In connection with the acquisition of TD Ameritrade, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders, increasing our weighted average common shares outstanding for the third quarter and first nine months of 2021 relative to the same periods in 2020.
(4) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(5) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful

Throughout the first nine months of 2021, Schwab continued to drive business momentum while supporting investors through an uneven economic recovery. While positive sentiment largely persisted during the first nine months of 2021, a variety of factors in the macroeconomic landscape, such as the pace of economic growth and the potential path of inflation, affected investor sentiment in the third quarter, as the S&P 500® ended September essentially flat versus June 30 and up 15% for the year. Clients opened 1.2 million new brokerage accounts during the third quarter, bringing year-to-date new brokerage accounts to 6.0 million. Client engagement remained strong throughout the first nine months of 2021, softening modestly from the second quarter to the third quarter as daily average trades (DATs) of 5.5 million in the third quarter represented a decrease of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

8% from the second quarter of 2021. Third quarter core net new assets of $139.0 billion brought the year-to-date 2021 total to $396.0 billion, representing an 8% annualized organic growth rate. Total client assets ended the third quarter of 2021 at $7.61 trillion, up 1% from June 30, 2021 and up 14% from December 31, 2020.

Schwab’s dedicated employees are critical to the Company’s success, including helping to advance key strategic initiatives such as the TD Ameritrade integration. During the third quarter of 2021, we implemented a special 5% pay increase effective at the end of the quarter for nearly all of our more than thirty thousand employees, and introduced a hybrid workplace program designed to provide flexibility as we seek to continue to attract and retain talent in a competitive landscape.

Schwab’s strong financial performance in the third quarter and first nine months of 2021 reflects consistent execution of our strategy. Net income for the third quarter and first nine months totaled $1.5 billion and $4.3 billion, respectively, increasing 119% and 98% from the same periods in 2020. The Company’s diluted earnings per common share (EPS) totaled $.74 and $2.06 in the third quarter and first nine months of 2021, respectively, increasing 54% and 34% from the comparable periods in 2020. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, amounted to $.84 and $2.39 for the third quarter and first nine months of 2021, up 65% and 44%, respectively, from the same periods in 2020. Our financial results in the third quarter and first nine months of 2021 were significantly impacted by our acquisition of TD Ameritrade, as detailed further in Results of Operations.

Total net revenues were $4.6 billion and $13.8 billion in the third quarter and first nine months of 2021, representing growth of 87% and 84%, respectively, from the same periods in the prior year. Net interest revenue was $2.0 billion and $5.9 billion in the third quarter and first nine months of 2021, respectively, rising 51% and 37% from the comparable periods in 2020. Net interest revenue grew 4% versus the second quarter of 2021 due largely to growth in interest-earning assets, including strength in lending activity and rising investment portfolio balances, partially offset by a decline in securities lending revenue and a lower average yield on outstanding margin loans. Asset management and administration fees totaled $1.1 billion and $3.2 billion in the third quarter and first nine months of 2021, respectively, growing 28% and 27%, respectively, from the comparable periods in 2020. These increases were due primarily to the inclusion of TD Ameritrade as well as rising balances in advice solutions and both proprietary and third-party mutual fund and ETFs, partially offset by lower revenue on money market funds. Rising balances in both proprietary and third-party mutual funds and ETFs and advice solutions in the third quarter of 2021 contributed to 5% sequential growth in asset management and administration fees from the second quarter.

Trading revenue was $964 million in the third quarter and $3.1 billion in the first nine months of 2021, respectively, up from $181 million and $562 million in the comparable periods of the prior year. This growth was due to the inclusion of TD Ameritrade in the first nine months of 2021, the overall strong trading environment, and mix of trades. Trading revenue in the third quarter was 1% higher than the second quarter of 2021, as a higher proportion of options trades helped increase revenue per trade, offsetting the impact of an 8% decrease in DATs. Bank deposit account fees totaled $323 million and $1.0 billion during the third quarter and first nine months of 2021, respectively, as bank deposit account balances (BDA balances) ended the third quarter at $153.3 billion, down 6% from year-end 2020 due primarily to migrations to Schwab’s balance sheet.

Total expenses excluding interest were $2.6 billion and $8.1 billion during the third quarter and first nine months of 2021, respectively, rising 64% and 73% from the comparable periods in 2020. These increases were primarily due to the inclusion of TD Ameritrade’s results and higher compensation and benefits expense driven by additional headcount to support our expanding client base. During the third quarter and first nine months of 2021, acquisition and integration-related costs totaled $104 million and $367 million, respectively, and amortization of acquired intangible assets was $153 million and $461 million, respectively. Exclusive of these items, adjusted total expenses (1) were $2.3 billion and $7.3 billion for the third quarter and first nine months of 2021, up 54% and 63%, respectively, from the same periods in 2020. Total expenses excluding interest decreased 9% in the third quarter of 2021 from the second quarter of the year while adjusted total expenses decreased 8%; both changes were driven primarily by lower other expenses due to the second quarter’s charge for a regulatory matter (see Item 1 – Note 10).

Return on average common stockholders’ equity was 12% and 11% for the third quarter and first nine months of 2021, respectively, compared with 10% and 12% from the same periods in 2020. Return on tangible common equity (1) (ROTCE) was 23% and 21% for the third quarter and first nine months of the year, respectively, up from 12% and 14% for the comparable periods in 2020, rising primarily as a result of higher net income.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Throughout the first nine months of 2021, the Company continued its consistent approach to balance sheet management, supporting growth and liquidity. Total balance sheet assets rose to $607.5 billion as of September 30, 2021, increasing 6% from the end of the second quarter and 11% from December 31, 2020, as the Company saw continued organic growth in client cash balances, as well as initial BDA balance migrations. In addition to issuances of debt and preferred stock earlier in 2021, during the third quarter the Company issued $850 million in long-term senior notes and also completed a tender offer to exchange $2.0 billion of TDA Holding senior notes for an equivalent amount of CSC senior notes. At the end of the third quarter, Schwab’s Tier 1 Leverage Ratio was 6.3%, down slightly from 6.4% at June 30, 2021.

Though significantly heightened client activity levels during the first quarter of 2021 impacted our service quality at times, we have taken multiple steps to better deliver the service experience our clients deserve and rely on, including enhancing online self-service capabilities, streamlining our call-routing processes, and increasing hiring. Our efforts have been yielding results, with significant improvement in client service levels by the end of the first quarter of 2021, and our service levels continued to improve in the second and third quarters as client activity moderated.

Integration of TD Ameritrade

As a result of the significant growth seen in recent quarters across key client volume metrics, including the number of active brokerage accounts, DATs, and peak daily trades, the Company has increased the scope of technology work related to the integration. In the first nine months of 2021, we commenced greater technology build-out to support the expanded volumes of our combined client base. Based on our current integration plans and expanded scope of technology work, the Company continues to expect to complete client conversion within 30 to 36 months from the October 6, 2020 acquisition, and we expect to incur total acquisition and integration-related costs and capital expenditures of between $2.0 billion and $2.2 billion.

The Company’s estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the expected duration and complexity of the integration process and the continued uncertainty of the current economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, as well as increased real estate-related exit cost variability due to effects of the COVID-19 pandemic.

Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and
$2.0 billion, and, through the third quarter of 2021, we have achieved approximately 40% of this amount on an annualized run-rate basis. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Item 7 – Overview in our 2020 Form 10-K and Item 1 – Note 11 for additional information regarding our integration of TD Ameritrade.

Current Regulatory Environment and Other Developments

Liquidity Coverage Ratio

As a result of our average weighted short-term wholesale funding for the past four quarters exceeding $75 billion, we became subject to daily reporting of our liquidity coverage ratio (LCR) and net stable funding ratio (NSFR) to the Federal Reserve on July 1, 2021, and became subject to the full (100%) LCR and NSFR (up from 85%) on October 1, 2021.

Financial Holding Company Election

On March 16, 2021, CSC’s declaration electing to be treated as a Financial Holding Company (FHC) was deemed effective by the Federal Reserve. In addition to the activities that a savings and loan holding company that has not elected to be treated as an FHC is permitted to conduct, the Company may now also engage in activities that are financial in nature or incidental to a financial activity (FHC Activities), including securities underwriting, dealing and making markets in securities, various insurance underwriting activities, and making merchant banking investments in non-financial companies.

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

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2021		2020
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	50%	$2,153	47%	$1,432	59%
Interest expense	38%	(123)	(3)%	(89)	(4)%
Net interest revenue	51%	2,030	44%	1,343	55%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	19%	503	11%	423	17%
Advice solutions	37%	511	11%	373	15%
Other	36%	87	2%	64	3%
Asset management and administration fees	28%	1,101	24%	860	35%
Trading revenue
Commissions	N/M	466	10%	108	4%
Order flow revenue	N/M	482	11%	67	3%
Principal transactions	167%	16	—	6	—
Trading revenue	N/M	964	21%	181	7%
Bank deposit account fees	N/M	323	7%	—	—
Other	138%	152	4%	64	3%
Total net revenues	87%	$4,570	100%	$2,448	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

		2021		2020
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	35%	$6,236	45%	$4,626	61%
Interest expense	8%	(348)	(2)%	(322)	(4)%
Net interest revenue	37%	5,888	43%	4,304	57%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	12%	1,454	11%	1,300	17%
Advice solutions	47%	1,469	11%	999	13%
Other	28%	241	1%	189	3%
Asset management and administration fees	27%	3,164	23%	2,488	33%
Trading revenue
Commissions	N/M	1,559	11%	332	4%
Order flow revenue	N/M	1,538	11%	194	3%
Principal transactions	6%	38	1%	36	1%
Trading revenue	N/M	3,135	23%	562	8%
Bank deposit account fees	N/M	1,011	7%	—	—
Other	N/M	614	4%	161	2%
Total net revenues	84%	$13,812	100%	$7,515	100%
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

As the U.S. economic recovery continued in the first nine months of 2021, interest rates remained historically low. Short-term rates remained near zero throughout the first nine months of 2021; longer-term interest rates began to rise early in the year, and remained largely unchanged in the third quarter. In addition, elevated levels of prepayments on mortgage-backed securities, though moderating slightly in the third quarter, persisted throughout the period and resulted in accelerated reinvestment of the available for sale (AFS) portfolio. Moreover, Schwab saw significant growth in new client brokerage accounts and net new client assets throughout the first nine months of 2021, driving growth in Schwab’s interest-earning assets. At the same time, client engagement in the equity markets increased and clients were net buyers of equity securities and other investment products, resulting in outflows of client cash and partially offsetting the growth in interest-earning assets.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2021			2020
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$38,732	$11	0.12%	$32,628	$8	0.10%
Cash and investments segregated	42,617	5	0.04%	33,214	14	0.16%
Receivables from brokerage clients	80,873	628	3.04%	21,242	125	2.31%
Available for sale securities (1)	362,204	1,187	1.30%	276,081	1,103	1.59%
Bank loans	30,235	161	2.12%	21,668	134	2.46%
Total interest-earning assets	554,661	1,992	1.42%	384,833	1,384	1.43%
Securities lending revenue (2)		159			47
Other interest revenue (2)		2			1
Total interest-earning assets (3)	$554,661	$2,153	1.54%	$384,833	$1,432	1.47%
Funding sources
Bank deposits	$384,561	$14	0.01%	$310,685	$12	0.02%
Payables to brokerage clients	92,498	3	0.01%	40,169	1	0.01%
Short-term borrowings (4)	3,485	3	0.34%	5	—	0.12%
Long-term debt	19,030	99	2.10%	7,992	69	3.46%
Total interest-bearing liabilities	499,574	119	0.09%	358,851	82	0.09%
Non-interest-bearing funding sources (3)	55,087			25,982
Securities lending expense (2)		4			10
Other interest expense (2)		—			(3)
Total funding sources (3)	$554,661	$123	0.09%	$384,833	$89	0.09%
Net interest revenue		$2,030	1.45%		$1,343	1.38%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2021			2020
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$39,848	$27	0.09%	$40,410	$112	0.37%
Cash and investments segregated	43,914	19	0.06%	30,162	128	0.56%
Receivables from brokerage clients	74,831	1,800	3.17%	19,442	404	2.73%
Available for sale securities (1)	348,477	3,381	1.29%	236,204	3,434	1.93%
Bank loans	27,336	448	2.18%	20,248	411	2.70%
Total interest-earning assets	534,406	5,675	1.41%	346,466	4,489	1.72%
Securities lending revenue (2)		557			133
Other interest revenue (2)		4			4
Total interest-earning assets (3)	$534,406	$6,236	1.55%	$346,466	$4,626	1.77%
Funding sources
Bank deposits	$371,974	$40	0.01%	$275,860	$81	0.04%
Payables to brokerage clients	89,087	7	0.01%	36,001	10	0.04%
Short-term borrowings (4)	2,617	6	0.32%	16	—	0.29%
Long-term debt	17,225	281	2.18%	8,014	212	3.53%
Total interest-bearing liabilities	$480,903	$334	0.09%	$319,891	$303	0.13%
Non-interest-bearing funding sources (3)	53,503			26,575
Securities lending expense (2)		16			26
Other interest expense (2)		(2)			(7)
Total funding sources (3)	$534,406	$348	0.09%	$346,466	$322	0.13%
Net interest revenue		$5,888	1.46%		$4,304	1.64%
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

Net interest revenue increased $687 million, or 51%, and $1.6 billion or 37% in the third quarter and first nine months of 2021 compared to the same periods in 2020. These increases were due largely to significant growth in margin loans and securities lending revenue, driven significantly by our acquisition of TD Ameritrade. The increases in net interest revenue were also supported by overall growth in interest-earning assets, including growth in investment portfolio balances and bank loans, partially offset by lower average yields. Accelerated premium amortization stemming from the elevated prepayment of mortgage-related debt securities in the AFS portfolio partially offset the growth in net interest revenue. TD Ameritrade contributed $534 million and $1.6 billion of net interest revenue during the third quarter and first nine months of 2021, respectively.

Average interest-earning assets for the third quarter and first nine months of 2021 were higher by 44% and 54%, respectively, compared to the same periods in 2020. This increase resulted from higher bank deposits and payables to brokerage clients, due to heightened client cash balances driven by the low interest rate environment and strong net new client cash inflows, as well as our 2020 acquisitions of TD Ameritrade and USAA-IMCO.

Our net interest margin increased to 1.45% during the third quarter of 2021 from 1.38% during the same period in 2020, and decreased for the first nine months of 2021 to 1.46% from 1.64% in the year-to-date period in 2020. The improvement in the quarter-to-date net interest margin was due primarily to increased margin utilization and securities lending revenue, which comprised 39% and 40% of net interest revenue for the three and nine months ended September 30, 2021, respectively, growing from 12% of net interest revenue for both comparable periods in 2020. Lower yields received on interest-earning assets, in part due to purchases of investment securities in 2020 and 2021 at rates below the average yield on the AFS portfolio, more than offset the benefit of growth in margin utilization and securities lending for the year-to-date period, resulting in an overall decrease in net interest margin for the first nine months of 2021 relative to the same period in 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following tables present asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2021			2020
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$149,508	$112	0.30%	$199,822	$153	0.30%
Fee waivers		(83)			(44)
Schwab money market funds	$149,508	29	0.08%	$199,822	109	0.22%
Schwab equity and bond funds, ETFs, and CTFs	441,344	99	0.09%	306,899	75	0.10%
Mutual Fund OneSource® and other non-transaction fee funds	234,582	188	0.32%	197,809	154	0.31%
Other third-party mutual funds and ETFs (1)	918,363	187	0.08%	469,822	85	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,743,797	503	0.11%	$1,174,352	423	0.14%
Advice solutions (2)
Fee-based	$463,827	511	0.44%	$307,983	373	0.48%
Non-fee-based	90,649	—	—	73,850	—	—
Total advice solutions	$554,476	511	0.37%	$381,833	373	0.39%
Other balance-based fees (3)	632,806	68	0.04%	443,929	51	0.05%
Other (4)		19			13
Total asset management and administration fees		$1,101			$860

	2021			2020
Nine Months Ended September 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$158,749	$348	0.29%	$205,544	$469	0.30%
Fee waivers		(246)			(59)
Schwab money market funds	$158,749	102	0.09%	$205,544	410	0.27%
Schwab equity and bond funds, ETFs, and CTFs	411,312	279	0.09%	290,759	219	0.10%
Mutual Fund OneSource® and other non-transaction fee funds	228,643	540	0.32%	187,153	436	0.31%
Other third-party mutual funds and ETFs (1)	888,003	533	0.08%	446,007	235	0.07%
Total mutual funds, ETFs, and CTFs (2)	$1,686,707	1,454	0.12%	$1,129,463	1,300	0.15%
Advice solutions (2)
Fee-based	$445,521	1,469	0.44%	$277,297	999	0.48%
Non-fee-based	87,758	—	—	71,438	—	—
Total advice solutions	$533,279	1,469	0.37%	$348,735	999	0.38%
Other balance-based fees (3)	604,995	195	0.04%	428,191	150	0.05%
Other (4)		46			39
Total asset management and administration fees		$3,164			$2,488
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

Asset management and administration fees increased by $241 million, or 28%, and $676 million, or 27% in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. These increases were due to the acquisition of TD Ameritrade, as well as additional growth in advice solutions, including managed account assets from USAA, growth in net new client assets and overall strength in the equity markets during the first nine months of 2021. These increases were partially offset by the effect of money market fund fee waivers due to lower portfolio yields as well as lower money market fund balances. TD Ameritrade contributed $152 million and $440 million of asset management and administration fees in the third quarter and first nine months of 2021, respectively. The amount of fee waivers in coming quarters is dependent on a variety of factors, including the level of short-term interest rates and client preferences across our money market fund line-up.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, exchange-traded funds (ETFs), and collective trust funds (CTFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 29% of the asset management and administration fees earned in both the third quarter and first nine months of 2021, compared to 39% and 43% of the asset management and administration fees earned in the third quarter and first nine months of 2020, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2021	2020	2021	2020	2021	2020
Balance at beginning of period	$151,943	$211,558	$411,091	$273,346	$240,181	$192,999
Net inflows (outflows)	(4,203)	(21,280)	11,067	3,564	(3,347)	(2,504)
Net market gains (losses) and other	8	34	(3,187)	17,539	(2,085)	13,098
Balance at end of period	$147,748	$190,312	$418,971	$294,449	$234,749	$203,593

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Nine Months Ended September 30,	2021	2020	2021	2020	2021	2020
Balance at beginning of period	$176,089	$200,826	$341,689	$286,275	$223,857	$202,068
Net inflows (outflows)	(28,372)	(11,665)	37,747	8,679	(9,819)	(17,557)
Net market gains (losses) and other	31	1,151	39,535	(505)	20,711	19,082
Balance at end of period	$147,748	$190,312	$418,971	$294,449	$234,749	$203,593

Trading Revenue
The following table presents trading revenue and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Trading revenue	$964	$181	N/M	$3,135	$562	N/M
Clients’ daily average trades (DATs) (in thousands)	5,549	1,460	N/M	6,644	1,539	N/M
Number of trading days	64.0	64.0	—	188.0	189.0	(1)%
Revenue per trade (1)	$2.71	$1.94	40%	$2.51	$1.93	30%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Trading revenue increased $783 million and $2.6 billion in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, primarily due to the acquisition of TD Ameritrade and heightened client engagement, which together drove significantly higher DATs throughout the first nine months of 2021. This increased trading activity and a higher percentage of options trades drove significant growth in commissions and order flow revenue. Overall, TD Ameritrade contributed $743 million and $2.5 billion of trading revenue in the third quarter and first nine months of 2021, respectively.

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

Bank deposit account fees totaled $323 million and $1.0 billion during the third quarter and first nine months of 2021, respectively. During the third quarter and first nine months ended September 30, 2021, the total average BDA balance was approximately $151.5 billion and $159.8 billion, respectively, of which approximately 80% was designated as fixed-rate

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

obligation amounts and approximately 20% as floating-rate obligation amounts. In the first nine months of 2021, the Company transferred $10.5 billion of BDA balances to its balance sheet from the TD Depository Institutions and other third-party banks.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, software fees, and non-recurring gains. Other revenue increased $88 million and $453 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020 primarily due to the acquisition of TD Ameritrade as well as higher service fees resulting from higher trade volume and growth in our customer base during the first nine months of 2021.

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Compensation and benefits
Salaries and wages	$769	$532	45%	$2,341	$1,557	50%
Incentive compensation	342	179	91%	1,082	587	84%
Employee benefits and other	192	129	49%	628	412	52%
Total compensation and benefits	$1,303	$840	55%	$4,051	$2,556	58%
Professional services	250	194	29%	723	574	26%
Occupancy and equipment	246	155	59%	722	449	61%
Advertising and market development	119	66	80%	363	203	79%
Communications	144	73	97%	457	226	102%
Depreciation and amortization	140	97	44%	404	284	42%
Amortization of acquired intangible assets	153	25	N/M	461	43	N/M
Regulatory fees and assessments	64	36	78%	208	106	96%
Other	140	73	92%	733	250	193%
Total expenses excluding interest	$2,559	$1,559	64%	$8,122	$4,691	73%
Expenses as a percentage of total net revenues
Compensation and benefits	29%	34%		29%	34%
Advertising and market development	3%	3%		3%	3%
Full-time equivalent employees (in thousands)
At quarter end	32.4	22.1	47%
Average	32.4	22.1	47%	32.3	21.1	53%
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Expenses excluding interest increased by 64% and 73% in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. In the third quarter and first nine months of 2021, total expenses excluding interest included $735 million and $2.5 billion, respectively, from TD Ameritrade. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 54% and 63% in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in the third quarter and first nine months of 2021, compared to the same periods in 2020, primarily due to an overall increase in employee headcount, driven primarily by our acquisition of TD Ameritrade. The increase was also due to additional headcount to support our expanding client base and service levels amidst heightened client engagement, as well as annual merit increases and higher bonus accrual. Compensation and benefits in the third quarter and first nine months of 2021 included $58 million and $227 million, respectively, of acquisition and integration-related costs, up from $13 million and $34 million in the third quarter and first nine months of 2020, respectively.

Professional services expense increased in the third quarter and first nine month of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations and overall growth in the business.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Occupancy and equipment expense increased in the third quarter and first nine months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations and costs related to the integration of TD Ameritrade, as well as an increase in technology equipment costs associated with higher customer trade volumes and overall growth in the business.

Advertising and market development expense increased in the third quarter and first nine months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations.

Communications expense increased in the third quarter and first nine months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations, as well as higher communications expenses due to higher customer trade volumes and overall growth of the business.

Depreciation and amortization expenses grew in the third quarter and first nine months of 2021 compared to the same periods in 2020, primarily resulting from growth in fixed assets due to the TDA acquisition, higher amortization of purchased and internally developed software, higher depreciation of hardware, and higher depreciation of buildings related to expansion of our campuses in the U.S. Amortization of acquired intangible assets increased in 2021 as a result of acquisitions completed in 2020.

Regulatory fees and assessments increased in the third quarter and first nine months of 2021 compared to the same periods in 2020, primarily as a result of the inclusion of TDA’s results of operations and overall growth in the business, including higher FDIC assessments due to asset growth.

Other expense increased in the third quarter and first nine months of 2021 compared to the same periods in 2020, primarily due to the inclusion of TDA’s results of operations and a charge of approximately $200 million for a regulatory matter in the first nine months of 2021 (see Item 1 – Note 10).

Capital expenditures were $176 million and $610 million in the third quarter and first nine months of 2021, respectively, compared with $122 million and $541 million in the third quarter and first nine months of 2020, respectively. The increases in capital expenditures from the prior year were primarily due to higher hardware and capitalized software costs, partially offset by lower building expansion in 2021 relative to the first nine months of 2020. In consideration of revenue growth and timing of capital expenditures through the first nine months of the year, we anticipate capital expenditures for full-year 2021 to be approximately 5-6% of total net revenues.

Taxes on Income

Taxes on income were $485 million and $191 million for the third quarters of 2021 and 2020, respectively, resulting in effective income tax rates on income before taxes of 24.1% and 21.5%, respectively. Taxes on income were $1.4 billion and $660 million for the first nine months of 2021 and 2020, respectively, resulting in effective income tax rates on income before taxes of 24.9% and 23.4%, respectively. The increase in the effective tax rate in the third quarter of 2021 compared to the same period in 2020 was primarily related to non-recurring federal tax benefits recognized during the third quarter of 2020 including settlement of the IRS examination for tax years 2011-2014, as well as the tax impact of a non-deductible regulatory matter charge in 2021 (see Item 1 – Note 10). Partially offsetting the increases in the effective tax rate from these items was an increase in equity compensation tax benefits during the third quarter of 2021. The increase in the effective tax rate in the first nine months of 2021 compared to the same period in 2020 was primarily due to the factors noted above, as well as increased state tax expense due to uncertain tax position accruals during the first nine months of 2021.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020
Net Revenues
Net interest revenue	61%	$1,530	$948	27%	$500	$395	51%	$2,030	$1,343
Asset management and administration fees	25%	805	643	36%	296	217	28%	1,101	860
Trading revenue	N/M	873	139	117%	91	42	N/M	964	181
Bank deposit account fees	N/M	239	—	N/M	84	—	N/M	323	—
Other	124%	114	51	192%	38	13	138%	152	64
Total net revenues	100%	3,561	1,781	51%	1,009	667	87%	4,570	2,448
Expenses Excluding Interest	68%	1,956	1,167	54%	603	392	64%	2,559	1,559
Income before taxes on income	161%	$1,605	$614	48%	$406	$275	126%	$2,011	$889

Net New Client Assets (in billions) (1)	N/M	$57.9	$18.9	151%	$81.1	$32.3	171%	$139.0	$51.2

	Investor Services			Advisor Services			Total
Nine Months Ended September 30,	Percent Change	2021	2020	Percent Change	2021	2020	Percent Change	2021	2020
Net Revenues
Net interest revenue	47%	$4,462	$3,028	12%	$1,426	$1,276	37%	$5,888	$4,304
Asset management and administration fees	27%	2,316	1,826	28%	848	662	27%	3,164	2,488
Trading revenue	N/M	2,831	396	83%	304	166	N/M	3,135	562
Bank deposit account fees	N/M	742	—	N/M	269	—	N/M	1,011	—
Other	N/M	462	122	N/M	152	39	N/M	614	161
Total net revenues	101%	10,813	5,372	40%	2,999	2,143	84%	13,812	7,515
Expenses Excluding Interest	79%	6,253	3,489	55%	1,869	1,202	73%	8,122	4,691
Income before taxes on income	142%	$4,560	$1,883	20%	$1,130	$941	101%	$5,690	$2,824

Net New Client Assets (in billions) (1)	—	$167.5	$167.2	126%	$214.1	$94.6	46%	$381.6	$261.8
(1) In the first nine months of 2021, Investor Services includes an outflow of $14.4 billion from a mutual fund clearing services client. In the third quarter and the first nine months of 2020, Advisor Services includes an inflow of $8.5 billion related to the acquisition of Wasmer, Schroeder & Company, LLC. Also for the first nine months of 2020, Investor Services includes inflows of $79.9 billion related to the acquisition of assets of USAA-IMCO and $10.9 billion from a mutual fund clearing services client.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 100% and 51%, respectively, in the third quarter and 101% and 40%, respectively, for the first nine months of 2021 compared to the same periods in 2020. Both segments saw growth in all revenue line items, primarily due to our October 6, 2020 acquisition of TD Ameritrade. Net interest revenue increased for both segments due to significant growth in margin loans and securities lending revenue, as well as overall growth in interest-earning assets, partially offset by lower average yields. Growth in asset management and administration fees in Investor Services was supported by growth in advice solutions, and asset management and administration fees grew in both segments as a result of overall strength in the equity markets, partially offset by money market fund fee waivers and lower money market fund balances. The increases in trading revenue for both segments were supported by heightened client trading activity. Bank deposit account fee revenue was earned at both segments during the first nine months of 2021, following the TDA acquisition. Increases in other revenue for both segments were primarily due to the TD Ameritrade acquisition.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 68% and 54%, respectively, in the third quarter and 79% and 55%, respectively, for the first nine months of 2021, compared to the same periods in 2020, primarily due to the inclusion of TD Ameritrade’s results of operations and, for Investor Services, a charge of approximately $200 million for a regulatory matter in the first nine months of 2021 (see Item 1 – Note 10). In addition, both segments saw higher compensation and benefits expenses due to additional increases in headcount to support our expanding client base and service levels amidst heightened client engagement, as well as annual merit increases and higher bonus accrual. For Investor Services, total expenses excluding interest also increased for the year-to-date period as a result of our hiring former USAA employees in connection with the 2020 acquisition of assets of USAA-IMCO.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact.

As part of our integration of TD Ameritrade, the Company continues to align TD Ameritrade’s risk management practices with Schwab’s risk appetite. Our integration work includes evaluating new or changed risks impacting the combined company, and may involve modifications to our existing risk management processes. Though integration work continues, the Company’s operations, inclusive of TD Ameritrade, remain consistent with our Enterprise Risk Management (ERM) framework.

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

The following table shows the simulated change to net interest revenue over the next 12 months beginning September 30, 2021 and December 31, 2020 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2021	December 31, 2020
Increase of 100 basis points	13.6%	14.2%
Decrease of 100 basis points	(4.0)%	(4.3)%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue sensitivities as of September 30, 2021 remained relatively consistent with December 31, 2020, due to the continued low interest rate environment. Higher short-term interest rates would positively impact net interest revenue as yields on interest-earning assets are expected to rise faster than the cost of funding sources. A decline in interest rates could negatively impact the yield on the Company’s investment and loan portfolio to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

In addition to measuring the effect of a gradual 100 basis point parallel increase or decrease in current interest rates, we regularly simulate the effects of larger parallel- and non-parallel shifts in interest rates on net interest revenue.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of September 30, 2021, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

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

Phase-out of LIBOR

The Company has established a team to address the phasing-out of LIBOR. As part of our efforts, we have assessed our LIBOR exposures, the largest of which are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fall-back language is in the security’s prospectus in the event that LIBOR is unavailable or deemed unreliable, and we have sold certain securities lacking appropriate fall-back language. We are updating loan agreements to ensure new LIBOR-based loans adequately provide for an alternative to LIBOR. Furthermore, we plan to phase-out the use of LIBOR as a reference rate in our new lending products before the end of December 2021, per guidance from the Federal Reserve Board.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at September 30, 2021:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facility (1)	Banking subsidiaries	$—	$63,612
Federal Reserve discount window (2)	Banking subsidiaries	—	9,886
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper (3)	CSC	1,500	—
Committed, unsecured credit facility with various external banks	TDAC	—	600
Secured uncommitted lines of credit with various external banks (4)	TDAC	1,500	—
(1) Amounts available are dependent on the amount of First Mortgages, HELOCs, and the fair value of certain investment securities that are pledged as collateral.
(2) Amounts available are dependent on the fair value of certain investment securities that are pledged as collateral.
(3) In October 2021, the Company increased the amount of commercial paper available to issue from $1.5 billion to $5.0 billion.
(4) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.

CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at September 30, 2021 and December 31, 2020.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Liquidity Coverage Ratio

For the nine months ended September 30, 2021, Schwab was subject to a reduced LCR rule requiring the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. The Company was in compliance with the reduced LCR rule at September 30, 2021. On October 1, 2021, Schwab became subject to the full (100%) LCR. See Overview – Current Regulatory Environment and Other Developments and Part I – Item 1 – Regulation in the 2020 Form 10-K for additional information. The table below presents information about our average daily LCR:

Average for the Three Months Ended September 30, 2021

Total eligible high quality liquid assets	$92,745
Net cash outflows	$85,056
LCR	109%

Borrowings

The following are details of the Senior Notes:

September 30, 2021	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$17,768	2022 - 2031	2.34%	A2	A	A
TDA Holding Senior Notes	$1,563	2021 - 2029	2.10%	A2	A	—

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

New Debt Issuances

The below debt issuances in 2021 were senior unsecured obligations. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
03/18/2021	$1,250	03/18/2024	SOFR + 0.500%
03/18/2021	$1,500	03/18/2024	0.750%
03/18/2021	$1,250	03/20/2028	2.000%
05/13/2021	$500	05/13/2026	SOFR + 0.520%
05/13/2021	$1,000	05/13/2026	1.150%
05/13/2021	$750	05/13/2031	2.300%
08/26/2021	$850	12/01/2031	1.950%

In addition, during the third quarter of 2021, we completed a debt exchange offer related to certain senior notes issued by TDA Holding for an equivalent amount of senior notes issued by CSC. For further discussion of the exchange, see Item 1 – Note 9.

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

As a result of significant inflows of client cash in 2020, our Tier 1 Leverage Ratio declined below our long-term operating objective for consolidated CSC of 6.75%-7.00%, ending 2020 at 6.3%. The Company’s issuances of preferred stock and strength in earnings in the first nine months of 2021 helped maintain our Tier 1 Leverage Ratio, as we ended the third quarter at 6.3%. Though still below our long-term operating objective, this ratio is well above the regulatory minimum. The pace of return to our long-term operating objective over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuance and deployment. We continue to manage our capital position in accordance with our policy and strategy described above and in further detail in our 2020 Form 10-K.

Regulatory Capital Requirements

CSC and our banking subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in the 2020 Form 10-K and in Item 1 – Note 17. As of September 30, 2021, CSC and our banking subsidiaries are considered well capitalized.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s consolidated and CSB’s capital ratios as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$57,442	$27,570	$56,060	$22,223
Less:
Preferred stock	9,954	—	7,733	—
Common Equity Tier 1 Capital before regulatory adjustments	$47,488	$27,570	$48,327	$22,223
Less:
Goodwill, net of associated deferred tax liabilities	$11,897	$13	$11,897	$13
Other intangible assets, net of associated deferred tax liabilities	7,705	—	8,103	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	17	12	17	12
AOCI adjustment	1,253	1,047	5,394	4,672
Common Equity Tier 1 Capital	$26,616	$26,498	$22,916	$17,526
Tier 1 Capital	$36,570	$26,498	$30,649	$17,526
Total Capital	36,591	26,512	30,688	17,558
Risk-Weighted Assets	135,932	101,372	123,881	91,062
Total Leverage Exposure	582,837	379,478	491,469	325,437
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.6%	26.1%	18.5%	19.2%
Tier 1 Capital/Risk-Weighted Assets	26.9%	26.1%	24.7%	19.2%
Total Capital/Risk-Weighted Assets	26.9%	26.2%	24.8%	19.3%
Tier 1 Leverage Ratio	6.3%	7.1%	6.3%	5.5%
Supplementary Leverage Ratio	6.3%	7.0%	6.2%	5.4%

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve and the Texas Department of Savings and Mortgage Lending (TDSML) to declare dividends to CSC.

As broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc. are subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. At September 30, 2021, CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 1 – Note 17 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

IDA Agreement

Through September 30, 2021, Schwab had moved $10.0 billion of IDA balances to its balance sheet, which included uninsured balances and certain international account balances. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Item 1 – Note 10 for further information on the IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts for the first nine months of 2021 and 2020 are as follows:

	2021		2020
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,024	$.54	$700	$.54
Series A Preferred Stock (1)	28	70.00	28	70.00
Series C Preferred Stock (2)	18	30.00	27	45.00
Series D Preferred Stock (3)	33	44.64	33	44.64
Series E Preferred Stock (4)	28	4,625.00	28	4,625.00
Series F Preferred Stock (5)	13	2,500.00	13	2,500.00
Series G Preferred Stock (6)	101	4,031.25	45	1,806.60
Series H Preferred Stock (7)	72	2,888.89	N/A	N/A
Series I Preferred Stock (8)	41	1,811.11	N/A	N/A
Series J Preferred Stock (9)	11	18.67	N/A	N/A
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
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the first nine months of 2021 or 2020. As of September 30, 2021, $1.8 billion remained on our existing authorization.

OTHER

Foreign Exposure
At September 30, 2021, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries. At September 30, 2021, the fair value of these holdings totaled $12.8 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.8 billion, the United Kingdom at $3.7 billion, and Sweden at $755 million. At December 31, 2020, the fair value of these holdings totaled $10.1 billion, with the top three exposures being to issuers and counterparties domiciled in France at $6.7 billion, Germany at $1.2 billion, and Canada at $880 million. In addition, Schwab had outstanding margin loans to foreign residents of $3.3 billion and $2.2 billion at September 30, 2021 and December 31, 2020, respectively.

Off-Balance Sheet Arrangements
Schwab enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients. These arrangements include firm commitments to extend credit. Additionally, Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on each of these arrangements, see Item 1 – Notes 6, 7, 9, 10, and 12. Concurrent with the closing of the acquisition of TD Ameritrade effective October 6, 2020, the IDA agreement with the TD Depository Institutions became effective. Pursuant to the IDA agreement, certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions. The Company also maintains agreements pursuant to which TD Ameritrade client brokerage cash deposits are swept to other third-party depository institutions. See Item 1 – Note 10 for additional information on the IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2020 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2021.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total expenses excluding interest (GAAP)	$2,559	$1,559	$8,122	$4,691
Acquisition and integration-related costs (1)	(104)	(42)	(367)	(160)
Amortization of acquired intangible assets	(153)	(25)	(461)	(43)
Adjusted total expenses (non-GAAP)	$2,302	$1,492	$7,294	$4,488
(1) Acquisition and integration-related costs for the three and nine months ended September 30, 2021 primarily consist of $58 million and $227 million of compensation and benefits, $35 million and $99 million of professional services, and $7 million and $30 million of occupancy and equipment. Acquisition and integration-related costs for the three and nine months ended September 30, 2020 primarily consist of $29 million and $98 million of professional services and $13 million and $34 million of compensation and benefits.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,406	$.74	$615	$.48	$3,911	$2.06	$1,993	$1.54
Acquisition and integration-related costs	104.05		42.03		367.19		160.12
Amortization of acquired intangible assets	153.08		25.02		461.24		43.03
Income tax effects (1)	(61)	(.03)	(16)	(.02)	(208)	(.10)	(49)	(.03)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,602	$.84	$666	$.51	$4,531	$2.39	$2,147	$1.66
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average common stockholders’ equity (GAAP)	12%	10%	11%	12%
Average common stockholders’ equity	$47,492	$25,810	$47,908	$22,511
Less: Average goodwill	(11,952)	(1,735)	(11,952)	(1,482)
Less: Average acquired intangible assets — net	(9,609)	(1,268)	(9,762)	(693)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,895	67	1,913	67
Average tangible common equity	$27,826	$22,874	$28,107	$20,403
Adjusted net income available to common stockholders (1)	$1,602	$666	$4,531	$2,147
Return on tangible common equity (non-GAAP)	23%	12%	21%	14%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenues
Interest revenue	$2,153	$1,432	$6,236	$4,626
Interest expense	(123)	(89)	(348)	(322)
Net interest revenue	2,030	1,343	5,888	4,304
Asset management and administration fees (1)	1,101	860	3,164	2,488
Trading revenue	964	181	3,135	562
Bank deposit account fees	323	—	1,011	—
Other	152	64	614	161
Total net revenues	4,570	2,448	13,812	7,515
Expenses Excluding Interest
Compensation and benefits	1,303	840	4,051	2,556
Professional services	250	194	723	574
Occupancy and equipment	246	155	722	449
Advertising and market development	119	66	363	203
Communications	144	73	457	226
Depreciation and amortization	140	97	404	284
Amortization of acquired intangible assets	153	25	461	43
Regulatory fees and assessments	64	36	208	106
Other	140	73	733	250
Total expenses excluding interest	2,559	1,559	8,122	4,691
Income before taxes on income	2,011	889	5,690	2,824
Taxes on income	485	191	1,415	660
Net Income	1,526	698	4,275	2,164
Preferred stock dividends and other	120	83	364	171
Net Income Available to Common Stockholders	$1,406	$615	$3,911	$1,993
Weighted-Average Common Shares Outstanding:
Basic	1,888	1,289	1,885	1,288
Diluted	1,898	1,294	1,895	1,294
Earnings Per Common Shares Outstanding (2):
Basic	$.74	$.48	$2.07	$1.55
Diluted	$.74	$.48	$2.06	$1.54
(1) Includes fee waivers of $83 million and $246 million for the third quarter and first nine months of 2021, respectively, and $44 million and $59 million for the third quarter and first nine months of 2020, respectively.
(2) For the three and nine months ended September 30, 2021, the Company had voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,526	$698	$4,275	$2,164
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(1,519)	97	(5,420)	7,361
Other reclassifications included in other revenue	—	(3)	(14)	(3)
Other	—	—	—	1
Other comprehensive income (loss), before tax	(1,519)	94	(5,434)	7,359
Income tax effect	364	(19)	1,293	(1,761)
Other comprehensive income (loss), net of tax	(1,155)	75	(4,141)	5,598
Comprehensive Income (Loss)	$371	$773	$134	$7,762

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$34,323	$40,348
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $13,625 at September 30, 2021 and $14,904 at December 31, 2020)	42,300	50,399
Receivables from brokerage clients — net	86,553	64,440
Available for sale securities (amortized cost of $375,305 at September 30, 2021 and $330,248 at December 31, 2020)	376,968	337,400
Bank loans — net	31,570	23,813
Equipment, office facilities, and property — net	3,164	2,883
Goodwill	11,952	11,952
Acquired intangible assets — net	9,532	9,991
Other assets	11,186	7,783
Total assets	$607,548	$549,009
Liabilities and Stockholders’ Equity
Bank deposits	$395,275	$358,022
Payables to brokerage clients	113,052	104,201
Accrued expenses and other liabilities	19,249	17,094
Short-term borrowings	3,000	—
Long-term debt	19,530	13,632
Total liabilities	550,106	492,949
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $10,100 and $7,850 at September 30, 2021 and December 31, 2020, respectively	9,954	7,733
Common stock — 3 billion shares authorized; $.01 par value per share; 1,994,895,180 shares issued at September 30, 2021 and December 31, 2020	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 79,293,695 shares issued at September 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	26,755	26,515
Retained earnings	24,880	21,975
Treasury stock, at cost — 185,198,080 shares at September 30, 2021 and 193,577,648 shares at December 31, 2020	(5,421)	(5,578)
Accumulated other comprehensive income (loss)	1,253	5,394
Total stockholders’ equity	57,442	56,060
Total liabilities and stockholders’ equity	$607,548	$549,009

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at June 30, 2020	$5,263	1,488	$15	—	$—	$4,760	$20,876	$(5,710)	$5,611	$30,815
Net income	—	—	—	—	—	—	698	—	—	698
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	75	75
Dividends declared on preferred stock	—	—	—	—	—	—	(79)	—	—	(79)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(234)	—	—	(234)
Stock option exercises and other	—	—	—	—	—	(3)	—	9	—	6
Share-based compensation	—	—	—	—	—	32	—	—	—	32
Other	—	—	—	—	—	8	—	10	—	18
Balance at September 30, 2020	$5,263	1,488	$15	—	$—	$4,797	$21,261	$(5,691)	$5,686	$31,331

Balance at June 30, 2021	$9,954	1,995	$20	79	$1	$26,708	$23,809	$(5,450)	$2,408	$57,450
Net income	—	—	—	—	—	—	1,526	—	—	1,526
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(1,155)	(1,155)
Dividends declared on preferred stock	—	—	—	—	—	—	(113)	—	—	(113)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(342)	—	—	(342)
Stock option exercises and other	—	—	—	—	—	(13)	—	31	—	18
Share-based compensation	—	—	—	—	—	43	—	—	—	43
Other	—	—	—	—	—	17	—	(2)	—	15
Balance at September 30, 2021	$9,954	1,995	$20	79	$1	$26,755	$24,880	$(5,421)	$1,253	$57,442

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$2,793	1,488	$15	—	$—	$4,656	$19,960	$(5,767)	$88	$21,745
Net income	—	—	—	—	—	—	2,164	—	—	2,164
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	5,598	5,598
Issuance of preferred stock, net	2,470	—	—	—	—	—	—	—	—	2,470
Dividends declared on preferred stock	—	—	—	—	—	—	(160)	—	—	(160)
Dividends declared on common stock — $.54 per share	—	—	—	—	—	—	(700)	—	—	(700)
Stock option exercises and other	—	—	—	—	—	(13)	—	48	—	35
Share-based compensation	—	—	—	—	—	123	—	—	—	123
Other	—	—	—	—	—	31	(3)	28	—	56
Balance at September 30, 2020	$5,263	1,488	$15	—	$—	$4,797	$21,261	$(5,691)	$5,686	$31,331

Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060
Net income	—	—	—	—	—	—	4,275	—	—	4,275
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(4,141)	(4,141)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(331)	—	—	(331)
Dividends declared on common stock — $.54 per share	—	—	—	—	—	—	(1,024)	—	—	(1,024)
Stock option exercises and other	—	—	—	—	—	(5)	—	167	—	162
Share-based compensation	—	—	—	—	—	188	—	—	—	188
Other	—	—	—	—	—	57	—	(10)	—	47
Balance at September 30, 2021	$9,954	1,995	$20	79	$1	$26,755	$24,880	$(5,421)	$1,253	$57,442

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$4,275	$2,164
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	207	124
Depreciation and amortization	404	284
Amortization of acquired intangible assets	461	43
Provision (benefit) for deferred income taxes	(61)	—
Premium amortization, net, on available for sale securities	1,784	1,012
Other	246	250
Net change in:
Investments segregated and on deposit for regulatory purposes	3,665	(14,431)
Receivables from brokerage clients	(22,143)	(3,609)
Other assets	(2,980)	(556)
Payables to brokerage clients	8,851	8,314
Accrued expenses and other liabilities	1,770	—
Net cash provided by (used for) operating activities	(3,521)	(6,405)
Cash Flows from Investing Activities
Purchases of available for sale securities	(130,113)	(146,865)
Proceeds from sales of available for sale securities	11,339	2,895
Principal payments on available for sale securities	73,536	42,681
Net change in bank loans	(7,819)	(4,103)
Cash acquired in acquisitions, net of cash paid	—	2,756
Purchases of equipment, office facilities, and property	(603)	(465)
Purchases of Federal Home Loan Bank stock	—	(12)
Purchases of Federal Reserve stock	(224)	(190)
Other investing activities	(86)	(142)
Net cash provided by (used for) investing activities	(53,970)	(103,445)
Cash Flows from Financing Activities
Net change in bank deposits	37,253	100,623
Proceeds from secured lines of credit	2,000	—
Repayment of secured lines of credit	(500)	—
Net change in other short-term borrowings	1,500	—
Issuance of long-term debt	7,036	1,089
Repayment of long-term debt	(1,215)	(700)
Net proceeds from preferred stock offerings	2,806	2,470
Redemption of preferred stock	(600)	—
Dividends paid	(1,369)	(874)
Proceeds from stock options exercised	162	35
Other financing activities	(41)	(8)
Net cash provided by (used for) financing activities	47,032	102,635
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(10,459)	(7,215)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	70,560	45,577
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$60,101	$38,362

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$—	$136,099
Securities purchased during the period but settled after period end	$1,531	$—
Additions of equipment, office facilities, and property	$7	$76
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$380	$361
Income taxes	$1,615	$609
Amounts included in the measurement of lease liabilities	$175	$113
Leased assets obtained in exchange for new operating lease liabilities	$51	$152
Leased assets obtained in exchange for new finance lease liabilities	$108	$—

	September 30, 2021	September 30, 2020
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$34,323	$27,465
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	25,778	10,897
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$60,101	$38,362
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

The significant accounting policies are included in Note 2 in the 2020 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2021.

2.    New Accounting Standards

The Company did not adopt any material new accounting standards during the nine months ended September 30, 2021. In addition, there are no new accounting standards not yet adopted that are material to the Company as of September 30, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Business Acquisitions

TD Ameritrade

On October 6, 2020, Schwab completed its previously announced acquisition of TD Ameritrade for $21.8 billion in stock. As a result of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and approximately 77 million shares of nonvoting common stock. Subsequently, TD Bank and its affiliates exchanged common stock for nonvoting common stock and held approximately 79 million shares of nonvoting common stock as of September 30, 2021. For further details on the new class of nonvoting common stock, see Note 19 in the 2020 Form 10-K.

There have been no adjustments to the provisional purchase price and fair value estimates presented in Note 3 of the 2020 Form 10-K and those amounts are now final.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the TD Ameritrade acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs, amortization and depreciation of acquired intangible and tangible assets, the impact of the amended IDA agreement which reduced the service fee on client cash deposits held at the TD Depository Institutions to 15 basis points from the 25 basis points paid by TD Ameritrade under its previous IDA agreement, and other immaterial adjustments for the effects of purchase accounting. Pro forma net income for the three and nine months ended September 30, 2020 excludes $13 million and $51 million, respectively, of after-tax acquisition costs incurred by Schwab and TD Ameritrade as these costs were included in pro forma net income for the year ended December 31, 2019. The unaudited pro forma results do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the TD Ameritrade acquisition been completed as of January 1, 2019.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total net revenues	$4,107	$12,257
Net income	1,224	3,589

USAA-IMCO
On May 26, 2020, the Company completed its acquisition of the assets of USAA-IMCO for $1.6 billion in cash. The Company finalized the valuation of the assets acquired and liabilities assumed in the acquisition in 2020. For details surrounding the Company’s purchase accounting for USAA-IMCO, see Note 3 of the 2020 Form 10-K.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the USAA-IMCO acquisition had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs and amortization of acquired intangible assets, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisition. Pro forma net income for the nine months ended September 30, 2020 excludes after-tax acquisition costs of $39 million. These costs were included in pro forma net income for the year ended December 31, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the USAA-IMCO acquisition been completed as of January 1, 2019.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total net revenues	$2,448	$7,618
Net income	613	1,949

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest revenue
Interest revenue	$2,153	$1,432	$6,236	$4,626
Interest expense	(123)	(89)	(348)	(322)
Net interest revenue	2,030	1,343	5,888	4,304
Asset management and administration fees
Mutual funds, ETFs, and CTFs	503	423	1,454	1,300
Advice solutions	511	373	1,469	999
Other	87	64	241	189
Asset management and administration fees	1,101	860	3,164	2,488
Trading revenue
Commissions	466	108	1,559	332
Order flow revenue	482	67	1,538	194
Principal transactions	16	6	38	36
Trading revenue	964	181	3,135	562
Bank deposit account fees	323	—	1,011	—
Other	152	64	614	161
Total net revenues	$4,570	$2,448	$13,812	$7,515

For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances

Receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606) were $651 million at September 30, 2021 and $579 million at December 31, 2020 and were recorded in other assets on the condensed consolidated balance sheets. Schwab does not have any other significant contract assets or contract liability balances as of September 30, 2021 or December 31, 2020.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS investment securities are as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed securities	$329,953	$4,228	$2,867	$331,314
Asset-backed securities (1)	17,550	122	44	17,628
Corporate debt securities (2)	12,453	225	79	12,599
U.S. Treasury securities	11,518	14	55	11,477
U.S. state and municipal securities	1,617	87	2	1,702
Non-agency commercial mortgage-backed securities	1,192	31	—	1,223
Certificates of deposit	1,000	—	1	999
Other	22	4	—	26
Total available for sale securities	$375,305	$4,711	$3,048	$376,968

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed securities	$283,911	$7,005	$563	$290,353
Asset-backed securities (1)	18,808	174	84	18,898
Corporate debt securities (2)	12,408	388	—	12,796
U.S. Treasury securities	10,631	25	—	10,656
U.S. state and municipal securities	1,544	153	—	1,697
Foreign government agency securities	1,411	2	—	1,413
Non-agency commercial mortgage-backed securities	1,213	52	—	1,265
Certificates of deposit	300	—	—	300
Other	22	—	—	22
Total available for sale securities	$330,248	$7,799	$647	$337,400
(1) Approximately 58% and 51% of asset-backed securities held as of September 30, 2021 and December 31, 2020, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 33% and 36% of the asset-backed securities held as of September 30, 2021 and December 31, 2020, respectively.
(2) As of September 30, 2021 and December 31, 2020, approximately 33% and 46%, respectively of the total AFS in corporate debt securities were issued by institutions in the financial services industry.

At September 30, 2021, our banking subsidiaries had pledged securities with a fair value of $51.0 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 9). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $9.9 billion as collateral for this facility at September 30, 2021. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.3 billion at September 30, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$165,770	$2,426	$18,326	$441	$184,096	$2,867
Corporate debt securities	3,462	76	52	3	3,514	79
Asset-backed securities	2,893	21	2,848	23	5,741	44
U.S. Treasury securities	9,018	55	21	—	9,039	55
U.S. state and municipal securities	96	2	5	—	101	2
Certificates of deposit	499	1	—	—	499	1
Total	$181,738	$2,581	$21,252	$467	$202,990	$3,048

December 31, 2020
U.S. agency mortgage-backed securities	$61,706	$551	$4,774	$12	$66,480	$563
Asset-backed securities	1,398	13	5,822	71	7,220	84
Total	$63,104	$564	$10,596	$83	$73,700	$647
At September 30, 2021, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2020 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the nine months ended September 30, 2021 and the year ended December 31, 2020. None of the Company’s AFS securities held as of September 30, 2021 and December 31, 2020 had an allowance for credit losses.

The Company had $646 million and $634 million of accrued interest receivable as of September 30, 2021 and December 31, 2020, respectively, for AFS securities. These amounts are excluded from the amortized cost basis and fair market value of AFS securities and included in other assets on the condensed consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the nine months ended September 30, 2021, or the year ended December 31, 2020.

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

The maturities of AFS investment securities are as follows:

September 30, 2021	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
U.S. agency mortgage-backed securities	$3,353	$21,031	$67,278	$239,652	$331,314
Asset-backed securities	—	5,075	2,912	9,641	17,628
Corporate debt securities	1,621	6,815	4,163	—	12,599
U.S. Treasury securities	4,051	2,576	4,850	—	11,477
U.S. state and municipal securities	23	125	970	584	1,702
Non-agency commercial mortgage-backed securities	—	—	—	1,223	1,223
Certificates of deposit	300	699	—	—	999
Other	—	—	—	26	26
Total fair value	$9,348	$36,321	$80,173	$251,126	$376,968
Total amortized cost	$9,311	$35,239	$79,456	$251,299	$375,305

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Proceeds	$1,697	$2,825	$11,339	$2,895
Gross realized gains	2	4	39	4
Gross realized losses	2	1	25	1

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

September 30, 2021	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$19,226	$25	$3	$36	$64	$19,290	$8	$19,282
HELOCs (1,2)	677	—	—	11	11	688	2	686
Total residential real estate	19,903	25	3	47	75	19,978	10	19,968
Pledged asset lines	11,393	10	9	—	19	11,412	—	11,412
Other	193	—	—	—	—	193	3	190
Total bank loans	$31,489	$35	$12	$47	$94	$31,583	$13	$31,570
December 31, 2020
Residential real estate:
First Mortgages (1,2)	$14,804	$27	$1	$72	$100	$14,904	$22	$14,882
HELOCs (1,2)	823	1	1	17	19	842	5	837
Total residential real estate	15,627	28	2	89	119	15,746	27	15,719
Pledged asset lines	7,901	10	5	—	15	7,916	—	7,916
Other	181	—	—	—	—	181	3	178
Total bank loans	$23,709	$38	$7	$89	$134	$23,843	$30	$23,813
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $85 million and $72 million at September 30, 2021 and December 31, 2020, respectively.
(2) At September 30, 2021 and December 31, 2020, 45% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2021 or December 31, 2020.

At September 30, 2021, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

Changes in the allowance for credit losses on bank loans were as follows:

	September 30, 2021					September 30, 2020
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$8	$2	$10	$3	$13	$22	$4	$26	$4	$30
Charge-offs	—	—	—	(1)	(1)	—	—	—	—	—
Recoveries	—	1	1	—	1	—	—	—	—	—
Provision for credit losses	—	(1)	(1)	1	—	(1)	2	1	(1)	—
Balance at end of period	$8	$2	$10	$3	$13	$21	$6	$27	$3	$30

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	September 30, 2021					September 30, 2020
Nine Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$22	$5	$27	$3	$30	$11	$4	$15	$3	$18
Adoption of ASU 2016-13	—	—	—	—	—	1	—	1	—	1
Charge-offs	—	—	—	(1)	(1)	—	—	—	—	—
Recoveries	—	1	1	—	1	1	—	1	—	1
Provision for credit losses	(14)	(4)	(18)	1	(17)	8	2	10	—	10
Balance at end of period	$8	$2	$10	$3	$13	$21	$6	$27	$3	$30

As discussed in Item 8 – Note 2 in our 2020 Form 10-K, PALs are subject to the collateral maintenance practical expedient under ASC 326. All PALs were fully collateralized by securities with fair values in excess of borrowings as of September 30, 2021 and December 31, 2020. Therefore, no allowance for credit losses for PALs as of those dates was required.

The economy continued to strengthen throughout 2021, with sectors most adversely affected by the pandemic improving in recent months. However, COVID-19 has continued to affect the pace of the recovery. Management’s macroeconomic outlook reflects continued moderate growth in home prices and lower unemployment anticipated over the near term. This macroeconomic outlook, along with the continued strong credit quality metrics in the bank loans portfolio, result in a lower modeled projection of loss rates compared to December 31, 2020.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	September 30, 2021	December 31, 2020
Nonaccrual loans (1)	$47	$89
Other real estate owned (2)	—	1
Total nonperforming assets	47	90
Troubled debt restructurings	—	1
Total nonperforming assets and troubled debt restructurings	$47	$91
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
September 30, 2021	2021	2020	2019	2018	2017	pre-2017	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$—	$—	$1	$2	$—	$—	$—
620 – 679	21	28	5	1	7	21	83	—	3	3
680 – 739	934	611	179	51	112	256	2,143	65	63	128
≥740	8,820	5,163	1,281	218	430	1,150	17,062	323	234	557
Total	$9,775	$5,803	$1,465	$270	$549	$1,428	$19,290	$388	$300	$688
Origination LTV
≤70%	$8,464	$4,838	$1,161	$202	$417	$1,065	$16,147	$315	$214	$529
>70% – ≤90%	1,311	965	304	68	132	360	3,140	73	84	157
>90% – ≤100%	—	—	—	—	—	3	3	—	2	2
Total	$9,775	$5,803	$1,465	$270	$549	$1,428	$19,290	$388	$300	$688
Weighted Average Updated FICO
<620	$4	$4	$2	$—	$3	$13	$26	$2	$7	$9
620 – 679	76	76	20	7	9	35	223	8	14	22
680 – 739	882	486	145	33	63	171	1,780	53	42	95
≥740	8,813	5,237	1,298	230	474	1,209	17,261	325	237	562
Total	$9,775	$5,803	$1,465	$270	$549	$1,428	$19,290	$388	$300	$688
Estimated Current LTV (1)
≤70%	$8,857	$5,727	$1,451	$268	$547	$1,426	$18,276	$387	$296	$683
>70% – ≤90%	918	76	14	2	2	2	1,014	1	3	4
>90% – ≤100%	—	—	—	—	—	—	—	—	1	1
>100%	—	—	—	—	—	—	—	—	—	—
Total	$9,775	$5,803	$1,465	$270	$549	$1,428	$19,290	$388	$300	$688
Percent of Loans on Nonaccrual Status	0.05%	0.12%	0.14%	0.33%	0.36%	1.31%	0.19%	0.86%	2.48%	1.60%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

September 30, 2021	Balance	Weighted Average Updated FICO	Percent of Loans on Nonaccrual Status
Pledged Asset Lines
Weighted-Average LTV (1)
=70%	$11,412	768	—
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

At September 30, 2021, First Mortgage loans of $15.8 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 27% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 87% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At September 30, 2021 and December 31, 2020, Schwab had $54 million and $43 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
HELOCs converted to amortizing loans	$5	$9	$17	$25

The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2021	Balance
Converted to an amortizing loan by period end	$300
Within 1 year	15
> 1 year – 3 years	81
> 3 years – 5 years	68
> 5 years	224
Total	$688

At September 30, 2021, $530 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2021, the borrowers on approximately 55% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of September 30, 2021 and December 31, 2020, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2021			December 31, 2020
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$839	$495	$839	$649	$344	$649
Other CRA investments (2)	133	—	160	118	—	152
Total	$972	$495	$999	$767	$344	$801
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2021 and 2024. During the nine months ended September 30, 2021 and year

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
ended December 31, 2020, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2021	December 31, 2020
Interest-bearing deposits:
Deposits swept from brokerage accounts	$367,219	$332,513
Checking	20,142	17,785
Savings and other	6,973	6,739
Total interest-bearing deposits	394,334	357,037
Non-interest-bearing deposits	941	985
Total bank deposits	$395,275	$358,022

9.    Borrowings

CSC Senior Notes

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes.

TDA Holding Senior Notes

TDA Holding’s Senior Notes are unsecured obligations. TDA Holding may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of September 30, 2021 and December 31, 2020.

	Date of Issuance	Principal Amount Outstanding
		September 30, 2021	December 31, 2020
CSC Fixed-rate Senior Notes:
3.250% due May 21, 2021	05/22/18	$—	$600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	—
3.750% due April 1, 2024 (1)	09/24/21	350	—
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025 (1)	09/24/21	418	—
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	—
3.200% due March 2, 2027	03/02/17	650	650
3.300% due April 1, 2027 (1)	09/24/21	744	—
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	—
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029 (1)	09/24/21	475	—
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	—
1.950% due December 1, 2031	08/26/21	850	—
CSC Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	—	600
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	—
SOFR + 0.520% due May 13, 2026	05/13/21	500	—
Total CSC Senior Notes		17,768	9,881
TDA Holding Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	750	750
3.750% due April 1, 2024 (1)	11/01/18	50	400
3.625% due April 1, 2025 (1)	10/22/14	82	500
3.300% due April 1, 2027 (1)	04/27/17	56	800
2.750% due October 1, 2029 (1)	08/16/19	25	500
TDA Holding Floating-rate Senior Notes:
Three-month LIBOR + 0.43% due November 1, 2021	11/01/18	600	600
Total TDA Holding Senior Notes		1,563	3,550
Other financing		101	6
Unamortized premium — net		195	249
Debt issuance costs		(97)	(54)
Total long-term debt		$19,530	$13,632
(1) In the third quarter of 2021, we completed an offer to exchange certain senior notes issued by TDA Holding for senior notes issued by CSC. Of the approximately $2.2 billion in aggregate principal amount of TDA Holding’s senior notes offered in the exchange, 90%, or approximately $2.0 billion, were tendered and accepted. The new senior notes issued by CSC have the same interest rates and maturity dates as the TDA Holding senior notes. The $213 million not exchanged remained outstanding across four series of senior notes issued by TDA Holding. The debt exchange was treated as a debt modification for accounting purposes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at September 30, 2021 are as follows:

Maturities
2021	$608
2022	1,035
2023	829
2024	3,673
2025	2,237
Thereafter	11,050
Total maturities	19,432
Unamortized discount— net	195
Debt issuance costs	(97)
Total long-term debt	$19,530

Short-term borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of September 30, 2021 and December 31, 2020, the collateral pledged provided a total borrowing capacity of $63.6 billion and $55.1 billion, respectively, of which no amounts were outstanding at the end of either period.

As a condition of the FHLB borrowings, we are required to hold FHLB stock, which was recorded in other assets on the condensed consolidated balance sheets. Our investment in FHLB stock was $29 million at September 30, 2021 and December 31, 2020.

Additionally, our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of September 30, 2021 and December 31, 2020, our collateral pledged provided total borrowing capacity of $9.9 billion and $7.9 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue commercial paper notes with maturities up to 270 days, and had $1.5 billion outstanding at September 30, 2021 and none at December 31, 2020.

CSB and Charles Schwab Premier Bank, SSB (CSPB) are members of the Federal Reserve. As a condition of our Federal Reserve membership, we are required to hold Federal Reserve stock, which totaled $415 million and $191 million at September 30, 2021 and December 31, 2020, respectively.

TDAC Lines of Credit and Revolving Credit Facilities

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $1.5 billion outstanding under the secured uncommitted lines of credit as of September 30, 2021. There were no borrowings outstanding under the secured uncommitted lines of credit as of December 31, 2020. See Note 12 for additional information.

TDAC maintains one senior unsecured committed revolving credit facility as of September 30, 2021 with an aggregate borrowing capacity of $600 million which matures in April 2022. Additionally, at December 31, 2020, TDAC maintained an $850 million unsecured committed revolving credit facility which matured on April 20, 2021 and was not renewed. There were no borrowings outstanding under the TDAC senior revolving facilities as of September 30, 2021 or December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®), formerly known as Quicken Loans, LLC. Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $3.6 billion and $1.6 billion during the third quarters of 2021 and 2020, respectively, and $10.4 billion and $6.5 billion during the first nine months of 2021 and 2020, respectively. CSB purchased HELOCs with commitments of $112 million and $122 million during the third quarters of 2021 and 2020, respectively, and $325 million and $362 million during the first nine months of 2021 and 2020, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	September 30, 2021	December 31, 2020
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$6,559	$8,141
Commitments to purchase First Mortgage loans	2,672	1,917
Total	$9,231	$10,058

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At September 30, 2021, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at September 30, 2021. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

IDA agreement: The Company’s IDA agreement with the TD Depository Institutions became effective on October 6, 2020. The IDA agreement creates responsibilities of the Company and certain contingent obligations. Pursuant to the IDA agreement, cash held in eligible brokerage client accounts are swept off-balance sheet to money market deposit accounts at the TD Depository Institutions. Schwab provides marketing, recordkeeping and support services to the TD Depository Institutions with respect to the money market deposit accounts for which Schwab receives an aggregate monthly fee, determined by reference to certain yields, less a service fee on client cash deposits held at the TD Depository Institutions, FDIC insurance assessments, and interest on deposits paid to clients. Though unlikely, in the event the sweep arrangement fee computation were to result in a negative amount in any given month, Schwab would be required to pay the TD Depository Institutions.

The IDA agreement provides that, as of July 1, 2021, Schwab has the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company’s ability to migrate IDA balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the IDA agreement, including the requirement that Schwab can only move IDA balances designated as floating-rate obligations. In addition, Schwab also must maintain a minimum $50 billion

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
IDA balance through June 2031, and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026.

The total ending IDA balance was $142.0 billion as of September 30, 2021 and $154.1 billion as of December 31, 2020. If IDA balances were to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program. Through September 30, 2021, Schwab had moved $10.0 billion of IDA balances to its balance sheet, which included uninsured balances and certain international account balances.

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

Schwab Intelligent Portfolios® SEC Investigation: As disclosed on July 1, 2021, the Company has been responding to an enforcement investigation by the SEC arising from a compliance examination and concerning historic disclosures related to the Schwab Intelligent Portfolios digital advisory solution. In connection with a tentative agreement reached with SEC staff to resolve the matter, financial results for the first nine months of 2021 included a liability and related non-deductible charge of approximately $200 million. Completion of any settlement is always contingent on a vote of the Commission. The Company continues to cooperate with SEC staff with the goal of fully resolving the matter.

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

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Plaintiffs filed a motion for class certification on April 30, 2021, and in a decision on October 27, 2021, the court denied the motion and held that certification of a class action is inappropriate.

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. On September 14, 2018, the District Court granted plaintiffs’ motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiffs have renewed their motion for class certification, and a motion by defendants to compel the case to arbitration is pending with the District Court.

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

Inclusive of costs recognized through September 30, 2021, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $650 million to $1 billion, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three and nine months ended September 30, 2021, the Company recognized $9 million and $99 million of acquisition-related exit costs, respectively. The Company expects the remaining exit and other related costs will be incurred and charged to expense over the next 24 to 36 months; some costs are expected to be incurred after client conversion. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the activity in the Company’s exit and other related liabilities for the three and nine months ended September 30, 2021:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at June 30, 2021	$56	$15	$71
Amounts recognized in expense (1)	6	1	7
Costs paid or otherwise settled	(15)	(3)	(18)
Balance at September 30, 2021 (2)	$47	$13	$60

Balance at December 31, 2020	$86	$24	$110
Amounts recognized in expense (1)	63	16	79
Costs paid or otherwise settled	(102)	(27)	(129)
Balance at September 30, 2021 (2)	$47	$13	$60
(1) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are included in compensation and benefits on the condensed consolidated statements of income. The three months ended September 30, 2021 includes a reduction of the liability resulting from changes in estimates of $7 million and $2 million in Investor Services and Advisor Services, respectively.
(2) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

The following table summarizes the exit and other related costs recognized in expense for the three and nine months ended September 30, 2021:

	Investor Services			Advisor Services
Three Months Ended September 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$6	$—	$6	$1	$—	$1	$7
Occupancy and equipment	—	2	2	—	—	—	2
Total	$6	$2	$8	$1	$—	$1	$9

	Investor Services			Advisor Services
Nine Months Ended September 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$63	$—	$63	$16	$—	$16	$79
Occupancy and equipment	—	15	15	—	3	3	18
Professional services	—	1	1	—	—	—	1
Other	—	1	1	—	—	—	1
Total	$63	$17	$80	$16	$3	$19	$99
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased and other properties.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the cumulative exit and other related costs incurred from October 6, 2020 through September 30, 2021:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$201	$—	$201	$54	$—	$54	$255
Occupancy and equipment	—	21	21	—	4	4	25
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	1	1	—	—	—	1
Total	$201	$25	$226	$54	$5	$59	$285
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

12.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investment requirement. Schwab’s resale agreements as of September 30, 2021 and December 31, 2020 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $867 million and $852 million at September 30, 2021 and December 31, 2020, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2021
Assets
Resale agreements (1)	$13,625	$—	$13,625	$—	$(13,625)	(2)	$—
Securities borrowed (3)	900	—	900	(459)	(425)		16
Total	$14,525	$—	$14,525	$(459)	$(14,050)		$16
Liabilities
Securities loaned (4,5)	$9,253	$—	$9,253	$(459)	$(8,108)		$686
Secured short-term borrowings (6)	1,500	—	1,500	—	(1,500)		—
Total	$10,753	$—	$10,753	$(459)	$(9,608)		$686

December 31, 2020
Assets
Resale agreements (1)	$14,904	$—	$14,904	$—	$(14,904)	(2)	$—
Securities borrowed (3)	873	—	873	(673)	(195)		5
Total	$15,777	$—	$15,777	$(673)	$(15,099)		$5
Liabilities
Securities loaned (4,5)	$7,549	$—	$7,549	$(673)	$(6,049)		$827
Total	$7,549	$—	$7,549	$(673)	$(6,049)		$827
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At September 30, 2021 and December 31, 2020, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.9 billion and $15.2 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2021 and December 31, 2020.
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

	September 30, 2021	December 31, 2020
Fair value of client securities available to be pledged	$114,171	$84,006
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$16,125	$10,222
Fulfillment of client short sales	6,174	6,274
Securities lending to other broker-dealers	8,383	6,522
Collateral for short-term borrowings	1,680	—
Total collateral pledged to third parties	$32,362	$23,018
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $167 million as of September 30, 2021 and $183 million as of December 31, 2020.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2020 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2021 or December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis. Liabilities recorded at fair value were not material, and therefore are not included in the following tables:

September 30, 2021	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$10,346	$—	$—	$10,346
U.S. Treasury securities	—	1	—	1
Total cash equivalents	10,346	1	—	10,347
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	350	—	350
U.S. Government securities	—	24,347	—	24,347
Total investments segregated and on deposit for regulatory purposes	—	24,697	—	24,697
Available for sale securities:
U.S. agency mortgage-backed securities	—	331,314	—	331,314
Asset-backed securities	—	17,628	—	17,628
Corporate debt securities	—	12,599	—	12,599
U.S. Treasury securities	—	11,477	—	11,477
U.S. state and municipal securities	—	1,702	—	1,702
Non-agency commercial mortgage-backed securities	—	1,223	—	1,223
Certificates of deposit	—	999	—	999
Other	—	26	—	26
Total available for sale securities	—	376,968	—	376,968
Other assets:
Equity and bond mutual funds	114	—	—	114
U.S. Government securities	—	8	—	8
State and municipal debt obligations	—	16	—	16
Equity, corporate debt, and other securities	12	16	—	28
Total other assets	126	40	—	166
Total	$10,472	$401,706	$—	$412,178

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$23,976	$23,976	$—	$—	$23,976
Cash and investments segregated and on deposit for regulatory purposes	17,595	4,015	13,580	—	17,595
Receivables from brokerage clients — net	86,549	—	86,549	—	86,549
Bank loans — net:
First Mortgages	19,282	—	19,340	—	19,340
HELOCs	686	—	707	—	707
Pledged asset lines	11,412	—	11,412	—	11,412
Other	190	—	190	—	190
Total bank loans — net	31,570	—	31,649	—	31,649
Other assets	6,238	—	6,238	—	6,238
Liabilities
Bank deposits	$395,275	$—	$395,275	$—	$395,275
Payables to brokerage clients	113,052	—	113,052	—	113,052
Accrued expenses and other liabilities	11,796	—	11,796	—	11,796
Short-term borrowings	3,000	—	3,000	—	3,000
Long-term debt	19,429	—	20,285	—	20,285

December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$29,189	$29,189	$—	$—	$29,189
Cash and investments segregated and on deposit for regulatory purposes	19,143	4,212	14,931	—	19,143
Receivables from brokerage clients — net	64,436	—	64,436	—	64,436
Bank loans — net:
First Mortgages	14,882	—	15,305	—	15,305
HELOCs	837	—	838	—	838
Pledged asset lines	7,916	—	7,916	—	7,916
Other	178	—	178	—	178
Total bank loans — net	23,813	—	24,237	—	24,237
Other assets	2,883	—	2,883	—	2,883
Liabilities
Bank deposits	$358,022	$—	$358,022	$—	$358,022
Payables to brokerage clients	104,201	—	104,201	—	104,201
Accrued expenses and other liabilities	8,263	—	8,263	—	8,263
Long-term debt	13,626	—	14,829	—	14,829

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

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the nine months ended September 30, 2021 and 2020.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2021	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in thousands) at			Carrying Value at
	September 30, 2021 (1)	December 31, 2020 (1)		September 30, 2021	December 31, 2020	Issue Date
Fixed-rate:
Series C (2)	—	600	$1,000	$—	$585	08/03/15	—	—	N/A	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600	—	1,000	584	—	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	3M LIBOR	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3M LIBOR	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G	25	25	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H	25	25	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (3)	23	—	100,000	2,222	—	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Total preferred stock	1,834	1,811		$9,954	$7,733
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$—	$—	$—	$—	$14.0	$35.00	$14.0	$35.00
Series C (1)	—	—	9.0	15.00	18.0	30.00	27.0	45.00
Series D	11.2	14.88	11.2	14.88	33.5	44.64	33.5	44.64
Series E	13.8	2,312.50	13.8	2,312.50	27.7	4,625.00	27.7	4,625.00
Series F	—	—	—	—	12.5	2,500.00	12.5	2,500.00
Series G (2)	33.6	1,343.75	45.2	1,806.60	100.8	4,031.25	45.2	1,806.60
Series H (3)	25.0	1,000.00	—	—	72.2	2,888.89	—	—
Series I (4)	22.5	1,000.00	—	—	40.7	1,811.11	—	—
Series J (5)	6.8	11.13	—	—	11.3	18.67	—	—
Total	$112.9		$79.2		$330.7		$159.9
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	2021			2020
Three Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(1,519)	$364	$(1,155)	$97	$(20)	$77
Other reclassifications included in other revenue	—	—	—	(3)	1	(2)
Other comprehensive income (loss)	$(1,519)	$364	$(1,155)	$94	$(19)	$75

	2021			2020
Nine Months Ended September 30,	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	$(5,420)	$1,289	$(4,131)	$7,361	$(1,762)	$5,599
Other reclassifications included in other revenue	(14)	4	(10)	(3)	1	(2)
Other	—	—	—	1	—	1
Other comprehensive income (loss)	$(5,434)	$1,293	$(4,141)	$7,359	$(1,761)	$5,598

AOCI balances are as follows:

Total AOCI
Balance at June 30, 2020	$5,611
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	77
Other reclassifications included in other revenue	(2)
Balance at September 30, 2020	$5,686

Balance at June 30, 2021	$2,408
Available for sale securities:
Net unrealized gain (loss)	(1,155)
Balance at September 30, 2021	$1,253

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Total AOCI
Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity	4,542
Net unrealized gain on securities transferred to available for sale from held to maturity (1)	1,057
Other reclassifications included in other revenue	(2)
Other	1
Balance at September 30, 2020	$5,686

Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss)	(4,131)
Other reclassifications included in other revenue	(10)
Balance at September 30, 2021	$1,253
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share
For the three and nine months ended September 30, 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. For further details surrounding the EPS computation, see Note 25 in the 2020 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Common Stock	Nonvoting Common Stock (1)	Common Stock	Nonvoting Common Stock (1)	Common Stock	Nonvoting Common Stock (1)	Common Stock	Nonvoting Common Stock (1)
Basic earnings per share:
Numerator
Net income	$1,462	$64	$698	N/A	$4,096	$179	$2,164	N/A
Preferred stock dividends and other (2)	(115)	(5)	(83)	N/A	(349)	(15)	(171)	N/A
Net income available to common stockholders	$1,347	$59	$615	N/A	$3,747	$164	$1,993	N/A
Denominator
Weighted-average common shares outstanding — basic	1,809	79	1,289	N/A	1,806	79	1,288	N/A
Basic earnings per share	$.74	$.74	$.48	N/A	$2.07	$2.07	$1.55	N/A
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,347	$59	$615	N/A	$3,747	$164	$1,993	N/A
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	59	—	N/A	N/A	164	—	N/A	N/A
Allocation of net income available to common stockholders:	$1,406	$59	$615	N/A	$3,911	$164	$1,993	N/A
Denominator
Weighted-average common shares outstanding — basic	1,809	79	1,289	N/A	1,806	79	1,288	N/A
Conversion of nonvoting shares to voting shares	79	—	N/A	N/A	79	—	N/A	N/A
Common stock equivalent shares related to stock incentive plans	10	—	5	N/A	10	—	6	N/A
Weighted-average common shares outstanding — diluted (3)	1,898	79	1,294	N/A	1,895	79	1,294	N/A
Diluted earnings per share	$.74	$.74	$.48	N/A	$2.06	$2.06	$1.54	N/A
(1) Nonvoting common stock was issued in conjunction with the October 6, 2020 acquisition of TD Ameritrade. As such, nonvoting common stock is not applicable for the basic and diluted EPS computations for the three and nine months ended September 30, 2020.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 13 million and 15 million for the three and nine months ended September 30, 2021, respectively, and 19 million and 20 million for the three and nine months ended September 30, 2020, respectively.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At September 30, 2021, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$26,616	19.6%	N/A		$6,117	4.5%
Tier 1 Risk-Based Capital	36,570	26.9%	N/A		8,156	6.0%
Total Risk-Based Capital	36,591	26.9%	N/A		10,875	8.0%
Tier 1 Leverage	36,570	6.3%	N/A		23,052	4.0%
Supplementary Leverage Ratio	36,570	6.3%	N/A		17,485	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$26,498	26.1%	$6,589	6.5%	$4,562	4.5%
Tier 1 Risk-Based Capital	26,498	26.1%	8,110	8.0%	6,082	6.0%
Total Risk-Based Capital	26,512	26.2%	10,137	10.0%	8,110	8.0%
Tier 1 Leverage	26,498	7.1%	18,700	5.0%	14,960	4.0%
Supplementary Leverage Ratio	26,498	7.0%	N/A		11,384	3.0%

December 31, 2020
CSC
Common Equity Tier 1 Risk-Based Capital	$22,916	18.5%	N/A		$5,575	4.5%
Tier 1 Risk-Based Capital	30,649	24.7%	N/A		7,433	6.0%
Total Risk-Based Capital	30,688	24.8%	N/A		9,910	8.0%
Tier 1 Leverage	30,649	6.3%	N/A		19,396	4.0%
Supplementary Leverage Ratio	30,649	6.2%	N/A		14,744	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$17,526	19.2%	$5,919	6.5%	$4,098	4.5%
Tier 1 Risk-Based Capital	17,526	19.2%	7,285	8.0%	5,464	6.0%
Total Risk-Based Capital	17,558	19.3%	9,106	10.0%	7,285	8.0%
Tier 1 Leverage	17,526	5.5%	15,979	5.0%	12,783	4.0%
Supplementary Leverage Ratio	17,526	5.4%	N/A		9,763	3.0%
(1) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical capital buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2021, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2021, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2021 that management believes have changed CSB’s capital category.

At September 30, 2021, the balance sheets of CSPB and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $35.6 billion and $14.7 billion, respectively. Based on their regulatory capital ratios, at September 30, 2021, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	September 30, 2021	December 31, 2020
CS&Co
Net capital	$4,281	$3,117
Minimum dollar requirement	1.000	1.000
2% of aggregate debit balances	913	616
Net capital in excess of required net capital	$3,368	$2,501
TDAC
Net capital	$5,299	$4,040
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	1,007	748
Net capital in excess of required net capital	$4,292	$3,292
TD Ameritrade, Inc.
Net capital	$675	$350
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$675	$350

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at September 30, 2021. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2021	2020	2021	2020	2021	2020
Net Revenues
Net interest revenue	$1,530	$948	$500	$395	$2,030	$1,343
Asset management and administration fees	805	643	296	217	1,101	860
Trading revenue	873	139	91	42	964	181
Bank deposit account fees	239	—	84	—	323	—
Other	114	51	38	13	152	64
Total net revenues	3,561	1,781	1,009	667	4,570	2,448
Expenses Excluding Interest	1,956	1,167	603	392	2,559	1,559
Income before taxes on income	$1,605	$614	$406	$275	$2,011	$889

	Investor Services		Advisor Services		Total
Nine Months Ended September 30,	2021	2020	2021	2020	2021	2020
Net Revenues
Net interest revenue	$4,462	$3,028	$1,426	$1,276	$5,888	$4,304
Asset management and administration fees	2,316	1,826	848	662	3,164	2,488
Trading revenue	2,831	396	304	166	3,135	562
Bank deposit account fees	742	—	269	—	1,011	—
Other	462	122	152	39	614	161
Total net revenues	10,813	5,372	2,999	2,143	13,812	7,515
Expenses Excluding Interest	6,253	3,489	1,869	1,202	8,122	4,691
Income before taxes on income	$4,560	$1,883	$1,130	$941	$5,690	$2,824

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 10.

Item 1A.     Risk Factors

During the first nine months of 2021, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2020 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the third quarter of 2021.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2021 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
July:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	57	$71.91	N/A	N/A
August:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	4	$70.40	N/A	N/A
September:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	92	$72.79	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	153	$72.40	N/A	N/A
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

10.425
Third Amendment, dated as of September 27, 2021, to Credit Agreement dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(2)

101.SCH	Inline XBRL Taxonomy Extension Schema	(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(2)

101.DEF	Inline XBRL Extension Definition	(2)

101.LAB	Inline XBRL Taxonomy Extension Label	(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 8, 2021	/s/ Peter Crawford
Peter Crawford
Executive Vice President and Chief Financial Officer