Form 10-K
period 2021-12-31
SCHWAB CHARLES CORP
filed 2022-02-24
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant was $122.9 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of January 31, 2022, 1,814,620,775 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 17, 2022, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2021

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.     Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company. CSC engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2021, Schwab had $8.14 trillion in client assets, 33.2 million active brokerage accounts, 2.2 million corporate retirement plan participants, and 1.6 million banking accounts.

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

Schwab provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage, investment advisory, and banking and trust services to individual investors, and retirement plan services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking and trust, and support services, as well as retirement business services, to independent registered investment advisors (RIAs), independent retirement advisors, and recordkeepers. These services are further described in the segment discussion below.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $70 trillion, which means the Company’s $8.14 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and

THE CHARLES SCHWAB CORPORATION

existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•Bank deposit account fees are earned through an insured deposit account agreement with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions), as well as bank deposit account sweep agreements with other third-party depository institutions, whereby uninvested cash held within eligible brokerage client accounts is swept into deposit accounts at the TD Depository Institutions and other third-party depository institutions.
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

THE CHARLES SCHWAB CORPORATION

Integration Overview

The acquisition of TD Ameritrade significantly increases our scale to help support the Company’s ongoing efforts to enhance the client experience, provide deeper resources for individual investors as well as RIAs, and continue to improve our operating efficiency. At the time the acquisition closed, TDA had approximately $1.6 trillion in client assets and approximately 14.5 million brokerage accounts. We are actively combining the respective strengths of Schwab and TD Ameritrade and investing in enhanced client experience capabilities to further our financial success for the benefit of clients, employees, and stockholders.

We expect to transition TDA clients to Schwab within 30 to 36 months from the October 6, 2020 date of acquisition. The Company has made significant progress in its efforts to reduce overlapping or redundant roles across the two firms and has largely completed the rationalization of CS&Co and TD Ameritrade, Inc. branch locations. These and other integration activities such as preparation for client transitions are expected to continue throughout the integration process. CS&Co, as well as TD Ameritrade, Inc. and TDAC, will continue to operate as separate broker-dealers to serve their respective clients while integration work continues.

Throughout the integration, the Company plans to generally adopt Schwab platforms and systems, though we’re committed to leveraging material advantages in TD Ameritrade’s platforms when appropriate, as exemplified by our retention of TD Ameritrade’s thinkorswim® and thinkpipes® trading platforms, education, and tools into our offerings for retail and RIA clients. We are also retaining TD Ameritrade Institutional’s customizable portfolio rebalancing solution iRebal® as part of our offering for independent advisor clients.

IDA Agreement

Concurrently with the execution of the Agreement and Plan of Merger, dated as of November 24, 2019, as amended (the Merger Agreement), CSC entered into an amended and restated insured deposit account agreement with the TD Depository Institutions (the IDA agreement). In accordance with the IDA agreement, which became effective October 6, 2020, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions was reduced, relative to TD Ameritrade’s agreement prior to acquisition, by 40%, from 25 basis points to 15 basis points for the life of the agreement. Prior to our acquisition, under TDA’s prior insured deposit account agreement with the TD Depository Institutions, TDA had floors in place which enabled it to carve-out up to $20 billion of floating-rate investments from the applicable service fee during specified low-rate environments. Pursuant to the IDA agreement, the 15 basis point service fee now applies across all designated fixed and floating IDA balances.

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

Acquisition of Assets of USAA’s Investment Management Company and Other Acquisitions

On May 26, 2020, the Company completed its acquisition of the assets of USAA’s Investment Management Company (USAA-IMCO). Along with the asset purchase agreement, the companies entered into a long-term referral agreement that makes Schwab the exclusive provider of wealth management and investment brokerage services for USAA members. The USAA-IMCO acquisition has added scale to the Company’s operations through the addition of 1.1 million brokerage and managed portfolio accounts with approximately $80 billion in client assets at the acquisition date. The transaction also provides Schwab the opportunity to further expand our client base by serving USAA’s members through the long-term referral agreement. See Item 8 – Note 3 for more information on the USAA-IMCO acquisition.

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

THE CHARLES SCHWAB CORPORATION

Products and Services

Schwab offers a broad range of products and services through intuitive end-to-end solutions, including robust digital capabilities, to address our clients’ varying investment and financial needs. Examples of these offerings include the following:

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
•Exchange-traded funds (ETFs) – an extensive offering of ETFs, including both proprietary and third-party ETFs;
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

These investing products and services are made available through two business segments – Investor Services and Advisor Services. Schwab’s major sources of revenues are generated by both of the reportable segments, based on their respective levels of client assets and activity. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the reportable segments are the same as those described in Item 8 – Note 2.

Investor Services

Charles Schwab initially founded the Company over 40 years ago to provide individual investors with access to the financial markets at a highly competitive cost. The Company has expanded offerings over time in response to client needs, aiming to provide a compelling and often disruptive solution in the marketplace. The Investor Services segment includes the Retail Investor, Stock Plan Services, Retirement Plan Services, Compliance Solutions, Mutual Fund Clearing Services, and Off-Platform Sales business units.

Through the Retail Investor business unit, we offer individual investors access to a broad set of products, tools, education, trading, and advisory solutions. We provide advice and guidance through various relationship models. And we offer award-winning and 24/7 service to all our clients, regardless of asset levels, via a multi-channel service delivery model, which includes online, mobile, telephone, and branch support.

We believe in the power of investing and the importance of planning in helping clients achieve their financial goals. At the core of our offer is our broad set of relationship models that help personalize the investing journey for our clients and offer them the choice of where, when, and how they do business with us. Financial Consultants, Active Trader Financial Consultants, and Wealth Consultants in Schwab’s branches and regional centers focus on building client relationships. We also have a range of roles to support clients with a broad set of specialized needs, including financial planning, managed investing, estate management, equity compensation and lending. Additionally, we have teams focused on supporting the advice and education needs of all our clients irrespective of asset levels at Schwab.

Our advisory solutions span a broad range of discretionary and non-discretionary choices, with minimum investments starting as low as $5,000, making it accessible to a broad set of investors. Our premier advisory solution, Schwab Private Client™, features a personal advice relationship with a designated Private Client Advisor, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution. We also offer referrals to an independent RIA in the Schwab Advisor Network®. These RIAs provide personalized portfolio management, financial planning, and wealth management solutions. For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, Schwab offers several alternatives. We provide investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios™ and the Windhaven Investment Management® Strategies, or equity securities and ETFs through the ThomasPartners Investment Management® Strategies. Through our acquisition of Wasmer Schroeder in 2020, more than 20 fixed income strategies and new separately

THE CHARLES SCHWAB CORPORATION

managed account offerings have been made available to retail clients beginning in 2021, including two positive impact strategies and a multi-sector income strategy. The positive impact strategies utilize socially responsible investing, or a general investing strategy that considers not only traditional measures of risk and return, but environmental, social, and corporate governance (ESG) factors as well. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account™ program. Schwab Intelligent Portfolios®, available since 2015, are for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. Schwab Intelligent Portfolios Premium®, a hybrid advisory service, offers clients an advisory service which combines unlimited guidance provided by a CERTIFIED FINANCIAL PLANNER™ and our robo-advice technology to make financial and investment planning more accessible to investors. Schwab Intelligent Income® is a low-cost solution designed to offer a simple, modern way to generate income from existing investment portfolios.

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

Further, given our belief in the importance of financial planning, we offer a broad set of planning capabilities addressing a variety of planning needs. Our solutions include simple, free digital retirement calculators, our complimentary Digital Schwab® Plan available to all Schwab clients, as well as more complex planning solutions that are delivered by a Schwab representative who takes into account a client’s personal and financial goals to build a tailored financial plan.

To meet the specific needs of clients who actively trade, Schwab offers integrated web- and software-based trading platforms, real-time market data, options trading, premium stock and futures research, and multi-channel access, as well as sophisticated account and trade management features, risk management and decision support tools, and dedicated personal support. For example, clients that trade more actively can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists, and integrated product offerings. TD Ameritrade offers clients the robust thinkorswim® trading platform designed for the specialized needs of active traders, the Trading Learning Center to help build client knowledge through sequenced courses, the TDA Network, in-house financial network programming, and a trading community platform allowing traders to share ideas.

For U.S. clients wishing to invest in foreign equities, Schwab offers a suite of global investing capabilities, including online access to certain foreign equity markets with the ability to trade in their local currencies. In addition, Schwab serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities.

We also offer clients a range of self-service education and support tools, providing quick and efficient access to a broad lineup of information, research, tools, and administrative services, which clients can access according to their needs. Educational tools include workshops, webcasts, podcasts, interactive courses, and online information about investing, from which Schwab does not earn revenue. Since 2020, we’ve maintained virtual events to engage with retail and institutional clients amidst an unprecedented climate. Additionally, we provide various online research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of analysis tools available to clients, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers stocks of approximately 4,000 foreign companies. Another example of expanding access to investing includes Schwab Stock Slices™, a service which enables investors to purchase a single stock slice, or up to 10 different stock slices at once, from the S&P 500® commission-free through our online channels.

We also offer equity compensation plan sponsors full-service recordkeeping for stock plans, stock options, restricted stock, performance shares, stock appreciation rights, and a full range of participant support services through our Stock Plan Services business unit. Specialized services for executive transactions and reporting, grant acceptance tracking, and other services are offered to employers to meet the needs of administering the reporting and compliance aspects of an equity compensation plan.

Our Retirement Plan Services business unit offers a bundled 401(k) retirement plan product that provides retirement plan sponsors with extensive investment options, trustee or custodial services, and participant-level recordkeeping. Retirement plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic

THE CHARLES SCHWAB CORPORATION

enrollment, automatic fund mapping at conversion, and automatic contribution increases. In addition to an open architecture investment platform, we offer access to low cost index mutual funds and ETFs. Individuals investing for retirement through 401(k) plans can take advantage of bundled offerings of multiple investment choices, education, and third-party advice. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates. Services also include support for Roth 401(k) accounts, profit sharing, defined benefit plans, non-qualified plans, and Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans administered by Retirement Business Services within our Advisor Services segment.

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

RIAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information as well as trading capabilities. The Advisor Services website is the core platform for RIAs to conduct daily business activities online with Schwab, including viewing and managing client account information and accessing news and market information. The website provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, checking status, and communicating with our service team. The site provides multi-year archiving of statements, trade confirms, and tax reports, along with document search capabilities. We also provide access to integrations with third-party platforms, which support a variety of advisor needs including client relationship management, portfolio management systems, trade order management, and financial planning. As an example, we offer Schwab Advisor Portfolio Connect®, a simplified portfolio management solution that is available free of charge to advisors to manage Schwab accounts. It delivers core capabilities and features through an intuitive modern experience, without the need to download and reconcile data.

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

THE CHARLES SCHWAB CORPORATION

For RIAs on the TD Ameritrade Institutional platform, TD Ameritrade’s thinkpipes® trading platform offers a multitude of features, including real-time charting and efficient trading and allocation. The Company is working to integrate thinkpipes into its ongoing offerings as well as TD Ameritrade Institutional’s customizable portfolio rebalancing solution iRebal® as part of our offering for RIA clients.

The Advisor Services segment also includes the Retirement Business Services business unit. Retirement Business Services provides trust, custody, and retirement business services to independent retirement plan advisors and independent recordkeepers. Retirement plan assets are held at Charles Schwab Trust Bank (Trust Bank) or trusteed by a separate, independent trustee. The Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with our investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans.

Sources of Net Revenues

Schwab’s largest sources of net revenues are net interest revenue, asset management and administration fees, trading revenue, and bank deposit account fees. These revenue streams are supported by the combination of bank, broker-dealer, and asset management operating subsidiaries, each of which brings specific capabilities that enable us to provide clients with the products and services they are seeking.

Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources. Schwab’s primary funding source for interest-earning assets is uninvested client cash balances held on our balance sheet as part of clients’ overall relationship with the Company. Schwab’s interest-earning assets are primarily comprised of high-quality fixed income securities, margin loans, and bank loans.

The majority of asset management and administration fees are earned from proprietary money market mutual funds, proprietary and third-party mutual funds and ETFs, and fee-based advisory solutions.

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

Bank deposit account fees are primarily recognized pursuant to the Company’s IDA agreement, as well as sweep agreements with other third-party depository institutions. Under these agreements, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions and other third-party depository institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions and other third-party depository institutions for bank deposit account fees.

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

The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible FHC Activities if the FHC or any of its depository institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements

THE CHARLES SCHWAB CORPORATION

that the FHC and each of its depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” If the Federal Reserve finds that an FHC fails to meet these requirements, the FHC and its subsidiaries may not commence any new FHC Activity, either de novo or through an acquisition, without prior Federal Reserve approval. The Federal Reserve may also impose any additional limitations or conditions on the conduct or activities of the FHC or any of its subsidiaries as it deems appropriate. If the FHC still fails to satisfy the applicable eligibility requirements 180 days after the Federal Reserve’s finding, the agency may require divestiture of all of the FHC’s depository institution subsidiaries or, alternatively, the FHC may elect to cease all of its FHC Activities. In addition, if any depository institution controlled by an FHC fails to maintain at least a “Satisfactory” rating under the Community Reinvestment Act of 1977 (CRA), the FHC and its subsidiaries are prohibited from engaging in additional FHC Activities. As a result of our election to be treated as an FHC and the election of our depository institution subsidiaries to be deemed savings associations under the Home Owners’ Loan Act (HOLA), such subsidiaries may be prohibited from making loans or other extensions of credit to any affiliate unless that affiliate engages only in activities permissible under section 4(c) of the Bank Holding Company Act (BHC).

CSC’s three depository institution subsidiaries are CSB, CSC’s principal depository institution subsidiary, Charles Schwab Premier Bank, SSB (CSPB), and Trust Bank. On March 20, 2020, CSB and CSPB converted from federal savings associations headquartered in Henderson, Nevada to Texas-chartered savings banks headquartered in Westlake, Texas. Trust Bank is a Nevada-chartered savings bank headquartered in Henderson, Nevada. CSB and CSPB are currently regulated, supervised, and examined by the Federal Reserve, the Texas Department of Savings and Mortgage Lending, the Consumer Financial Protection Bureau (CFPB), and the FDIC. Trust Bank is currently regulated, supervised and examined by the Nevada Financial Institutions Division, the CFPB, and the FDIC. CSC, CSB, CSPB, and Trust Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

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

In October 2019, the Federal Reserve, OCC, and FDIC jointly adopted a final rule which became effective on December 31, 2019 (interagency regulatory capital and liquidity rules) that revised the regulatory capital and liquidity requirements for large U.S. banking organizations with $100 billion or more in total consolidated assets. The rules established four risk-based categories for determining the regulatory capital and liquidity requirements applicable to these institutions based on their total assets, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. CSC is subject to the requirements under Category III based on its total consolidated assets of between $250 billion and less than $700 billion and having less than $75 billion in cross-jurisdictional activity. If the average of our total consolidated assets for the four most recent calendar quarters is $700 billion or more, or the average of our cross-jurisdictional activity for the four most recent calendar quarters is $75 billion or more, we will move into Category II. As of December 31, 2021, CSC had total consolidated assets of approximately $670 billion and cross-jurisdictional activity of approximately $32 billion.

Capital requirements for Category III banking organizations include the generally applicable risk-based capital and Tier 1 leverage ratio requirements (the “standardized approach” framework), the minimum 3.0% supplementary leverage ratio, the countercyclical capital buffer, which is currently 0%, and for large bank holding companies, the stress capital buffer. As discussed below, starting in 2022, CSC, as a large savings and loan holding company will also become subject to the stress capital buffer requirement. Under the revised capital requirements, Category III organizations are not subject to the “advanced approaches” regulatory capital framework and are permitted to opt out of including accumulated other comprehensive income (AOCI) in their regulatory capital calculations. CSC made this opt out election, and commencing with the first quarter of 2020, now excludes AOCI from its regulatory capital. Category II organizations are not permitted to opt out of including AOCI in their regulatory capital calculations and have additional requirements for calculating risk-based capital ratios and risk-weighted assets.

As revised by the interagency regulatory capital and liquidity rules, Category III banking organizations with less than

THE CHARLES SCHWAB CORPORATION

$75 billion in average weighted short-term wholesale funding and their depository institution subsidiaries with $10 billion or more in total consolidated assets are subject to a reduced liquidity coverage ratio (LCR) rule requiring them to hold high quality liquid assets (HQLA) in an amount equal to at least 85% of their projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. If an institution’s average weighted short-term wholesale funding over the four most recent quarters is $75 billion or more, it will be required to comply with the full LCR rule and hold HQLA in an amount equal to 100% of its projected 30-day net cash outflows and will also be subject to daily (instead of monthly) liquidity reporting. We exceeded the $75 billion threshold as of the quarter ended March 31, 2021, and became subject to daily liquidity reporting on July 1, 2021, and the full LCR rule on October 1, 2021.

In October 2020, the Federal Reserve, OCC, and FDIC jointly adopted a final net stable funding ratio (NSFR) rule to strengthen the resilience of large bank and savings and loan holding companies by requiring them to maintain a minimum level of stable funding based on the liquidity characteristics of the holding company’s assets, commitments, and derivative exposures over a one-year time horizon. The requirement is expressed as a ratio of a banking entity’s available stable funding (ASF) to its required stable funding (RSF). Category III banking organizations with less than $75 billion in average weighted short-term wholesale funding and their depository institution subsidiaries with $10 billion or more in total consolidated assets are required to maintain ASF in an amount at least equal to 85% of its RSF on an ongoing, daily basis. The final NSFR rule became effective on July 1, 2021, and banking entities subject to the rule will be required to publicly disclose their quarterly NSFRs on a semi-annual basis beginning with the first and second quarters of 2023. As a result of our average weighted short-term wholesale funding exceeding the $75 billion threshold, we became subject to daily reporting of the NSFR to the Federal Reserve on July 1, 2021, and became subject to the full (100%) NSFR on October 1, 2021.

Certain banking organizations with trading assets and trading liabilities above thresholds are subject to the Market Risk Rule and must adjust their risk-based capital ratios to reflect a measure of market risk of their trading activities, perform calculations to measure market risk, including back-testing, and make regular quantitative and qualitative public disclosures. CSC will become subject to the rule later in 2022.

Capital Stress Testing

In the final enhanced prudential standards rules adopted concurrently in October 2019 with the interagency regulatory capital and liquidity rules, the Federal Reserve revised the capital stress testing regime applicable to savings and loan holding companies and state-chartered member banks. Under the new Federal Reserve capital stress testing rules, savings and loan holding companies that are Category III banking organizations are required to conduct biennial company-run stress tests in even-numbered years beginning in 2020. In 2020, CSC conducted company-run stress tests, reported the results of its stress testing to the Federal Reserve, and voluntarily published a summary of its stress test results. A Category II banking organization is subject to annual company-run stress testing.

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

In January 2021, the Federal Reserve adopted a new rule making savings and loan holding companies with total consolidated assets of $100 billion or more, including CSC, subject to an annual Comprehensive Capital Analysis and Review (CCAR) process, which requires submission of an annual capital plan to the Federal Reserve. The rule also imposes a stress capital buffer requirement, floored at 2.5 percent of risk-weighted assets, that will replace CSC’s current 2.5 percent capital conservation buffer. The capital plan requirement became effective for CSC with the 2022 CCAR cycle, and CSC’s initial stress capital buffer requirement will be based on its 2022 CCAR stress testing results.

Additional Enhanced Prudential Standards

In addition to the revisions to the capital stress testing regime discussed above, the Federal Reserve’s enhanced prudential standards rules also extended the applicability of certain additional enhanced prudential standards to large savings and loan holding companies, with the specific requirements tailored based on the same four-category framework utilized in the interagency regulatory capital and liquidity rules. These additional enhanced prudential standards, which have been

THE CHARLES SCHWAB CORPORATION

applicable to large U.S. bank holding companies under section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), include: risk management and risk committee requirements; liquidity risk management, stress testing, and buffer requirements; and single counterparty credit limits. CSC was required to comply with the new risk management and risk committee requirements, as well as the new liquidity risk-management, stress testing, and buffer requirements commencing on January 1, 2021. The single counterparty credit limits went into effect for CSC on January 1, 2022.

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. Under this requirement, CSB has been required to file with the FDIC a periodic resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors. In April 2019, the FDIC imposed a moratorium on resolution plan submissions. In January 2021, the FDIC announced that it would resume requiring resolution plan submissions for insured depository institutions with total consolidated assets of $100 billion or more and in June 2021, the FDIC announced a modified resolution plan approach for these insured depository institutions which extends the submission frequency to a three-year cycle, streamlines content requirements, and places enhanced emphasis on engagement with firms.

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

Brokered Deposits

In December 2020, the FDIC adopted amendments to its brokered deposits rule to establish a new framework for determining whether deposits made through arrangements between third parties and depository institutions constitute brokered deposits and more specifically to clarify the circumstances under which broker-dealers that place deposits with depository institutions through brokerage sweep arrangements such as CS&Co and TDAC qualify for the “primary purpose exception” from the definition of a deposit broker. Under the new framework, the FDIC established a new “25 percent” business relationship designated exception where a broker-dealer or other third party may qualify for the primary purpose exception by filing a notice with the FDIC indicating that less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. The FDIC’s brokered deposit rule amendments became effective on April 1, 2021. Under the new framework, funds swept by our broker-dealer subsidiaries to CSB and Schwab’s other depository institution subsidiaries continue to qualify for the primary purpose exception.

THE CHARLES SCHWAB CORPORATION

Community Reinvestment Act

The CRA requires the primary federal bank regulatory agency for each of Schwab’s depository institution subsidiaries to assess the subsidiary’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings (“outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance”). The failure of an institution to receive at least a “satisfactory” rating could inhibit the institution or its holding company from undertaking certain activities, including acquisitions or opening branch offices.

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

Volcker Rule

CSC and its subsidiaries are subject to the Volcker Rule, which generally prohibits proprietary trading or acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds and private equity funds, subject to certain exemptions, in each case as the applicable terms are defined in the Volcker Rule and the implementing regulations.

Broker-Dealer, FCM, FDM, and Investment Advisor Regulation

Our principal broker-dealer subsidiaries, CS&Co, TD Ameritrade, Inc., and TDAC, are each registered as a broker-dealer with the U.S. Securities and Exchange Commission (SEC or Commission), the fifty states, the District of Columbia, the U.S. Virgin Islands, and the Commonwealth of Puerto Rico. CS&Co, TD Ameritrade, Inc., CSIM, and certain of our other subsidiaries are registered as investment advisors with the SEC. Charles Schwab Futures and Forex LLC (CSFF, formerly known as TD Ameritrade Futures & Forex LLC) is registered as an FCM and FDM with the Commodity Futures Trading Commission (CFTC).

Much of the regulation of broker-dealers has been delegated to SROs. Our principal broker-dealers are each members of the Financial Industry Regulatory Authority, Inc. (FINRA) and the Municipal Securities Rulemaking Board (MSRB). In addition, CS&Co is a member of Nasdaq Stock Market, Cboe EDGX and MEMX, and TDAC is a member of NYSE Arca, Nasdaq Stock Market, Cboe EDGX and MEMX. In addition to the SEC, the primary regulators of our principal broker-dealers are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is the primary regulator for CSFF’s futures, commodities, and forex trading activities.

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

THE CHARLES SCHWAB CORPORATION

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

Human Capital

We believe that hiring people who share our corporate purpose of helping clients achieve their financial goals is an essential element of executing our “Through Clients’ Eyes” strategy, and we seek to attract, retain, and motivate the talent Schwab needs to successfully serve our clients and grow our business. As of December 31, 2021, Schwab had full-time, part-time, and temporary employees, and persons employed on a contract basis, that represented the equivalent of approximately 33,400 full-time employees.

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

As we move through the COVID-19 pandemic, we’ve created a Workplace Flexibility Program (WFP) to provide managers and employees with greater flexibility with remote work options. The WFP is designed to balance the importance our employees place on workplace flexibility with the benefit of in-person interactions to train and learn from one another, build human connections, and maintain Schwab’s culture as we serve our clients.

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

THE CHARLES SCHWAB CORPORATION

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

The onset of the COVID‑19 pandemic adversely impacted the economic environment and credit markets, leading to lower interest rates across the curve, heightened volatility in the financial markets, and market-driven credit spread movements in certain sectors within our portfolio of investment securities. Although certain economic conditions improved in 2021, the pandemic continues to evolve and certain impacts of the pandemic, including short-term interest rates, may continue to have a negative impact on our net interest revenue, bank deposit account fee revenue, and asset management and administration fees. Additionally, in March 2020, we experienced a significant increase in client cash balances held at our bank and broker-dealer subsidiaries which caused our Tier 1 Leverage Ratio to decline into the buffer we maintain between our long-term operating objective and our regulatory requirement. We will continue to have limits on our ability to return excess capital to stockholders, including through share repurchases, until the ratio returns to higher levels.

The pandemic has also impacted our client service quality at times. Certain of our client service response and processing times increased as a result of very high levels of client engagement and our clients experienced and may continue to occasionally experience delays accessing and using our website and mobile applications. While we have focused on hiring additional client service employees, we, like many employers, continue to face challenges retaining and hiring employees. In addition, we recently experienced and may again experience staffing shortages at our call centers and branches due to the rapid spread of new variants of COVID-19. Many of our employees and those of our outsourced service providers are working remotely and this has at times contributed to the increase in response and processing times, particularly when we have experienced the temporary loss of services from some of our outsourced service providers. We consider service quality to be an important part of the client experience and our failure to meet client expectations could result in decreased client satisfaction.

These and other impacts of the COVID‑19 pandemic have had and will likely continue to have the effect of heightening many of the other risks described elsewhere in this “Risk Factors” section. The extent to which the COVID‑19 pandemic, or the emergence of another wide-spread health crisis, impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, including the scope and duration of the outbreak, actions taken by governmental authorities to contain the financial and economic impact and the spread of the outbreak, the effect on our clients, employees, and outsourced service providers, changes in credit quality and spreads, and reactions in the financial markets.

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

We rely heavily on client cash balances to generate revenue. Cash awaiting investment in a portion of our client brokerage accounts is swept to our banking subsidiaries and those bank deposits are then used to extend loans to clients and purchase investment securities. We also sweep a portion of such cash to unconsolidated third-party financial institutions pursuant to the IDA agreement and agreements with other third-party financial institutions, through which we earn bank deposit account fees. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, could reduce our income.

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

The announced phase-out of the London Interbank Offered Rate (LIBOR) could negatively impact our net interest revenue and will continue to require operational work.

Certain securities in our investment portfolio, the floating rate loans we offered, and certain series of our outstanding preferred stock reference LIBOR as the benchmark rate to determine the applicable interest rate, payment amount or floating dividend rates. While we have substantially transitioned our financial models and systems away from LIBOR, in limited circumstances we still use LIBOR. When LIBOR is discontinued as announced, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. This could result in different financial performance for previously booked transactions. The calculation of interest rates under the replacement benchmarks could also impact our net interest revenue. LIBOR may also perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain securities in our investment portfolio. In addition, further operational work will be required to transition our legacy loan portfolio to alternate reference rates that are consistent with the fallback language included in the contracts. See also Part II – Item 7. – Risk Management for additional information regarding the Company’s consideration of the phase-out of LIBOR.

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

Regulators have broad discretion in connection with their supervisory and enforcement activities and examination policies and could prevent us from pursuing our business strategy. Regulators could also limit our ability to grow, including adding assets, launching new products, making acquisitions, and undertaking strategic investments. Our banking regulators could require CSC and/or our banking subsidiaries to hold more capital, increase liquidity, or limit their ability to pay dividends or CSC’s ability to repurchase or redeem shares. Despite our efforts to comply with applicable legal requirements, there are a

THE CHARLES SCHWAB CORPORATION

number of risks, particularly in areas where applicable laws or regulations may be unclear or where regulators could revise their previous guidance. Any enforcement actions or other proceedings brought by our regulators against us or our affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension, disqualification or expulsion, or other disciplinary sanctions, including limitations on our business activities, any of which could harm our reputation and adversely affect our results of operations and financial condition.

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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, standards of conduct with clients, conflicts of interest, regulatory treatment of deposit accounts, and order routing practices and order-related revenues may directly affect our operations and profitability or our specific business lines. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs and could limit our ability to return capital to stockholders. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

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

THE CHARLES SCHWAB CORPORATION

If the average of CSC’s total consolidated assets for four consecutive calendar quarters reaches $700 billion, or if the average of cross-jurisdictional activity for four consecutive calendar quarters reaches $75 billion, CSC will become subject to more stringent Category II requirements, including annual stress testing, the advanced approaches framework, and the inability to opt out of including AOCI in regulatory capital calculations. At December 31, 2021, CSC had approximately $670 billion in total assets and cross-jurisdictional activity of approximately $32 billion.

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

Our business involves the secure processing, storage, and transmission of confidential information about our clients and us. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, activists, hackers and other external parties, including foreign state actors. Our systems and those of other financial institutions have been and will continue to be the target of cyber attacks, malicious code, computer viruses, ransomware, and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential client information), account takeovers, unavailability of service or other events. Despite our efforts to ensure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means, for example, employee misconduct.

Given the high volume of transactions that we process, the large number of clients, counterparties and third-party service providers with which we do business, including cloud service providers, and the increasing sophistication of cyber attacks, a cyber attack could occur and persist for an extended period of time before being detected. The extent of a particular cyber attack and the steps we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before an investigation is completed and full and reliable information about the attack is known. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack.

Security breaches, including breaches of our security measures or those of our third-party service providers or clients, could result in a violation of applicable privacy and other laws and could subject us to significant liability or loss that may not be covered by insurance, actions by our regulators, damage to our reputation, or a loss of confidence in our security measures

THE CHARLES SCHWAB CORPORATION

which could harm our business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures.

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

We must process, record and monitor a large number of transactions and our operations are highly dependent on the integrity of our technology systems and our ability to make timely enhancements and additions to our systems. System interruptions, errors or downtime can result from a variety of causes, including changes in client use patterns, technological failure, changes to our systems, linkages with third-party systems and power failures and can have a significant impact on our business and operations. Our systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for asset management, capital planning and management, risk management, stress testing and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, cyber attacks, terrorist attacks, natural disaster, extreme weather, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events. For example, we and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. Cloud technologies are critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. Cloud service disruptions may lead to delays in accessing data that is important to our businesses and may hinder our clients’ access to our platforms. It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to process and settle client transactions. Moreover, instances of fraud or other misconduct might also negatively impact our reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. The ways that fraudulent activity is attempted is continuously evolving and while we monitor for new types of fraud, there may be a delay in recognizing the fraud is happening. Besides potential losses, shutting down the fraudulent activity often requires a balance with client experience. Despite our efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of our vendors or other third parties.

While we devote substantial attention and resources to the reliability, capacity and scalability of our systems, extraordinary trading volumes, such as those that occurred in 2020 and the first quarter of 2021, could cause our computer systems to operate at unacceptably slow speeds or even fail, affecting our ability to process client transactions and potentially resulting in some clients’ orders being executed at prices they did not anticipate. For example, certain of our client service response and processing times increased in 2020 as a result of very high levels of client engagement and our clients experienced delays accessing our systems during periods when there was an unusually high volume of client activity. Disruptions in service and slower system response times could result in substantial losses, decreased client satisfaction, reputational damage, and regulatory inquiries. We are also dependent on the integrity and performance of securities exchanges, clearing houses, market makers, dealers, and other intermediaries to which client orders are routed for execution and settlement. System failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices and cancelled orders, cause substantial losses for us and for our clients, and subject us to claims from our clients for damages, and cause reputational harm.

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

THE CHARLES SCHWAB CORPORATION

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

We rely on external service providers to perform certain key technology, cloud infrastructure, processing, servicing, and support functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties, natural disasters, extreme weather, power outage, public health crises, political developments or for any other reason, and our inability to make alternative arrangements in a timely manner could disrupt our operations, impact our ability to offer certain products and services, and result in financial losses to us. As a result of certain stay at home restrictions related to the COVID-19 pandemic, we temporarily lost the services from some of our outsourced service providers which contributed to increased client service response and processing times. Switching to an alternative service provider may require a transition period and result in less efficient operations.

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

THE CHARLES SCHWAB CORPORATION

When available cash is not sufficient for our liquidity needs, we may seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC, CS&Co, and TDAC maintain uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

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

THE CHARLES SCHWAB CORPORATION

Risks Related to Our TD Ameritrade Acquisition

We may fail to realize the anticipated cost savings and other benefits of the TD Ameritrade acquisition, which could adversely affect the value of our stock.

The success of our TD Ameritrade acquisition will continue to depend, in significant part, on our ability to realize the anticipated cost savings and other benefits from integrating the businesses of Schwab and TD Ameritrade which is subject to certain risks. If we are not able to successfully combine the businesses of Schwab and TD Ameritrade within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or at all or may take longer to realize than expected, the combined business may not perform as expected and the value of our common stock may be adversely affected.

It is possible that the integration process could result in the loss of key Schwab or TD Ameritrade employees, the loss of clients, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

Most of the integration planning and execution work is currently being done remotely due to the COVID-19 pandemic. The inability to work in-person and on-site with information technology and management oversight has and will continue to make some of the integration work more challenging, particularly with regard to technology. We will need to continue to hire a significant number of technology personnel and contract staff and rely on a number of critical technology vendors in order to complete the integration work relating to technology platforms and systems within the target timeframe. In addition, we may experience delays in acquiring the technology and infrastructure components needed for the integration due to pandemic-related supply chain disruptions. We have to make certain assumptions for integration planning and subsequent changes to integration plans impact the timing and cost of the integration. For example, as a result of the higher levels of trading volumes that we recently experienced, we had to increase capacity from the original technology build-out plan. In addition, at times the attention of certain members of our management and other resources may be diverted from integration work to critical day-to-day business operations. We may also encounter challenges integrating TD Ameritrade technologies into Schwab platforms. Any of these factors could make timely achievement of integration milestones more challenging, particularly with regard to technology and systems.

We will continue to incur significant integration costs in connection with the integration of TD Ameritrade.

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

We may have difficulty attracting, motivating and retaining executives and other employees during the integration of TD Ameritrade.

Uncertainty about the effect of the TD Ameritrade integration on Schwab and TD Ameritrade employees may impair our ability to attract, retain and motivate personnel. Employee retention may be particularly challenging during the integration process, as employees of Schwab and TD Ameritrade may experience uncertainty about their future roles with the combined business. If employees of Schwab or TD Ameritrade depart, the integration of the companies may be more difficult and the combined business may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Schwab or TD Ameritrade, and our ability to realize the anticipated benefits of the acquisition may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into Schwab.

THE CHARLES SCHWAB CORPORATION

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

We evaluate potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on our financial position, results of operations, or cash flows. The process of evaluating, negotiating, effecting, and integrating any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. The integration process could result in the disruption of ongoing businesses or changes to inconsistent standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, employees, outsourced service providers and vendors. In addition, an acquisition may cause us to assume liabilities or become subject to litigation or regulatory proceedings or require the amortization of a large amount of acquired intangible assets. Further, we may not realize the anticipated benefits from an acquisition in a timely manner or at all (including without limitation the recent acquisition of TD Ameritrade), and any future acquisition could be dilutive to our current stockholders’ percentage ownership or to earnings per common share (EPS).

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

The market for qualified personnel in our business is highly competitive. At various times, different functions and roles are in especially high demand in the market, compelling us to pay more to attract talent. Recently, the challenge and cost for us to retain and hire talent has increased. In September 2021, we implemented a 5% salary increase for almost all of our employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees and retain existing employees while managing compensation costs.

We need to continue to hire a significant number of technology personnel and contract staff to complete the TD Ameritrade integration work within the target timeframe. Demand for skilled technology professionals is high and we may experience delays in hiring the appropriate skilled resources.

THE CHARLES SCHWAB CORPORATION

Our stock price has fluctuated historically, and may continue to fluctuate.

Our stock price can be volatile. Among the factors that may affect the volatility of our stock price are the following:

•Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, expense discipline, strategic transactions, progress on achieving the expected benefits from our TD Ameritrade acquisition, or ratings from third parties;
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

Under the IDA agreement, we are only permitted to reduce the deposit balances swept to the TD Depository Institutions by a set amount during each 12-month period, subject to certain limitations and adjustments including only moving IDA balances designated as floating-rate obligations and maintaining a minimum $50 billion IDA sweep balance through June 2031. The bank deposit account fee revenue that we earn related to the IDA agreement may be less than the net interest revenue that we could have earned if the deposit balances were swept to our banking subsidiaries rather than the TD Depository Institutions. When we are permitted to reduce the IDA balances, we can only move the balances to our banking subsidiaries if we have sufficient capital. In addition, in a low rate environment it is possible that the sweep arrangement fee computation could result in a negative amount that we would be required to pay the TD Depository Institutions, resulting in us having an expense rather than revenue.

Item 1B.     Unresolved Staff Comments

None.

THE CHARLES SCHWAB CORPORATION

Item 2.     Properties

As part of our real estate energy management program, Schwab incorporates sustainable practices and procedures to guide our facilities’ design, materials, and building technologies. A summary of Schwab’s significant locations is presented in the following table.

December 31, 2021	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
Westlake, TX	188	687
Service and other office space:
Denver, CO	—	767
Phoenix, AZ	32	728
Omaha, NE	119	578
Austin, TX	—	561
San Francisco, CA	417	—
Southlake, TX	13	375
St. Louis, MO	—	319
Chicago, IL	237	—
Jersey City, NJ	208	—
Indianapolis, IN	—	161
Orlando, FL	159	—
Richfield, OH	—	117
San Diego, CA	111	—
El Paso, TX	—	105

The square footage amounts presented in the table above are net of space that has been subleased to third parties. Our corporate headquarters, data centers, offices, and service centers support both of our segments.

The Company’s acquisition of TD Ameritrade expanded the Company’s branch footprint. As of December 31, 2021, the Company had approximately 400 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore. Substantially all branch offices are located in leased premises.

Item 3.     Legal Proceedings

For a discussion of legal proceedings, see Item 8 – Note 15.

Item 4.     Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2022, was 5,451. The closing market price per share on that date was $87.70.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Standard & Poor’s® 500 Index, and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2016	2017	2018	2019	2020	2021
The Charles Schwab Corporation	$100	$131	$107	$125	$141	$227
Standard & Poor’s 500 Index	$100	$122	$116	$153	$181	$233
Dow Jones U.S. Investment Services Index	$100	$125	$110	$137	$161	$226

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 8 – Note 21 and Part III – Item 12.

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2021 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
October:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	39	$74.16	N/A	N/A
November:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	614	$82.07	N/A	N/A
December:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	120	$80.73	N/A	N/A
Total:
Share repurchase program (1)	—	$—	—	$1,780
Employee transactions (2)	773	$81.46	N/A	N/A
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

Item 6.     Reserved

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “expand,” “aim,” “maintain,” “continue,” “seek,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

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
•Expected benefits from the TD Ameritrade and other recently completed acquisitions; and expected timing for the TD Ameritrade client conversion (see Business and Asset Acquisitions in Part I, Item 1; Overview – Business and Asset Acquisitions in Part II, Item 7; Business Acquisitions in Part II, Item 8 – Note 3; and Exit and Other Related Liabilities in Note 16);
•The impact of legal proceedings and regulatory matters (see Legal Proceedings in Part I, Item 3; and Commitments and Contingencies in Part II, Item 8 – Note 15);
•Driving strategic priorities of scale and efficiency, win-win monetization and segmentation (see Overview in Part II, Item 7);
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
•Capital expenditures (see Results of Operations – Total Expenses Excluding Interest in Part II, Item 7);
•The phase-out of the use of LIBOR (see Risk Management – Expected Phase-out of LIBOR in Part II, Item 7);
•Sources of liquidity, capital, and level of dividends; and Tier 1 Leverage Ratio operating objective (see Liquidity Risk, Capital Management, Regulatory Capital Requirements, and Dividends in Part II, Item 7);
•The migration of IDA balances to our balance sheet (see Capital Management – Regulatory Capital Requirements in Part II, Item 7; and Commitments and Contingencies in Part II, Item 8 – Note 15);
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
•Client use of our advisory and lending solutions and other products and services;
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
•The risk that expected cost synergies and other benefits from the TD Ameritrade and other recent acquisitions may not be fully realized or may take longer to realize than expected and that integration-related expenses may be higher than expected;
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

Accumulated Other Comprehensive Income (AOCI): A component of stockholders’ equity which primarily includes unrealized gains and losses on available for sale (AFS) securities.

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

High Quality Liquid Assets (HQLA): HQLA is defined by the Federal Reserve, but includes assets that are actively traded and readily convertible to cash in times of stress.

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

Investment grade: Defined as a rating equivalent to a Moody’s Investors Service (Moody’s) rating of “Baa3” or higher, or a Standard & Poor’s Rating Group (Standard & Poor’s) or Fitch Ratings, Ltd (Fitch) rating of “BBB-” or higher.

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

Pledged Asset Line® (PAL): A non-purpose revolving line of credit from a banking subsidiary secured by eligible assets held in a separate pledged brokerage account maintained at CS&Co.

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

Our consolidated financial statements include the results of operations and financial condition of TD Ameritrade beginning on October 6, 2020, as discussed below. Results for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Growth Rate 1-Year 2020-2021	2021	2020	2019
Client Metrics
Net new client assets (in billions) (1)	(74)%	$516.2	$1,952.5	$222.8
Core net new client assets (in billions)	98%	$558.2	$281.9	$211.7
Client assets (in billions, at year end)	22%	$8,138.0	$6,691.7	$4,038.8
Average client assets (in billions)	64%	$7,493.8	$4,579.0	$3,682.0
New brokerage accounts (in thousands) (2)	(61)%	7,306	18,627	1,568
Active brokerage accounts (in thousands, at year end)	12%	33,165	29,629	12,333
Assets receiving ongoing advisory services (in billions, at year end)	23%	$4,064.4	$3,300.1	$2,106.8
Client cash as a percentage of client assets (at year end)		10.9%	12.3%	11.3%
Company Financial Information and Metrics
Total net revenues	58%	$18,520	$11,691	$10,721
Total expenses excluding interest	46%	10,807	7,391	5,873
Income before taxes on income	79%	7,713	4,300	4,848
Taxes on income	86%	1,858	1,001	1,144
Net income	77%	$5,855	$3,299	$3,704
Preferred stock dividends and other	93%	495	256	178
Net income available to common stockholders	76%	$5,360	$3,043	$3,526
Earnings per common share — diluted (3)	33%	$2.83	$2.12	$2.67
Net revenue growth from prior year		58%	9%	6%
Pre-tax profit margin		41.6%	36.8%	45.2%
Return on average common stockholders’ equity		11%	9%	19%
Expenses excluding interest as a percentage of average client assets		0.14%	0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at year end)		6.2%	6.3%	7.3%
Non-GAAP Financial Measures (4)
Adjusted total expenses (5)		$9,724	$6,759	$5,820
Adjusted diluted EPS (3)		$3.25	$2.45	$2.70
Return on tangible common equity		22%	15%	21%
(1) 2021 includes outflows of $42.0 billion from certain mutual fund clearing services clients. 2020 includes inflows of $1.6 trillion related to the acquisition of TD Ameritrade, $79.9 billion related to the acquisition of the assets of USAA-IMCO, $8.5 billion related to the acquisition of Wasmer Schroeder, and $10.9 billion from a mutual fund clearing services client. 2019 includes inflows of $11.1 billion from certain mutual fund clearing services clients.
(2) 2020 includes 14.5 million new brokerage accounts related to the acquisition of TD Ameritrade and 1.1 million new brokerage accounts related to the acquisition of assets from USAA-IMCO.
(3) In connection with the acquisition of TD Ameritrade, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders, increasing our weighted average common shares outstanding for the years ended December 31, 2021 and 2020, compared to the year ended December 31, 2019.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2021 Compared to 2020

Schwab delivered strong growth and financial performance in 2021, consistently executing on our “Through Clients’ Eyes” strategy throughout a fluctuating macroeconomic environment. Early in 2021 we saw strengthened investor optimism, fueled by an advancing economic recovery and signs of improvement in the COVID-19 pandemic. As the year progressed, debates increased over the pace of economic growth, the path of inflation, and the ultimate impact of multiple global market disruptions. After major equity indices rose throughout the first half of 2021, they were essentially flat during the summer months before ending the year at near-record levels. While short-term interest rates remained near zero throughout 2021, longer-term rates began to rise initially, then eased and rose again as the 10-year Treasury yield finally ended 2021 at 1.52%, up 59 basis points from year-end 2020.

Investors were actively engaged with the markets throughout 2021, including extraordinary trading volume in the first quarter, and client activity throughout the remainder of the year also generally exceeded the fourth quarter of 2020 when we included TD Ameritrade in our results for the first time. Asset gathering was strong throughout 2021, as core net new assets totaled $558.2 billion, representing an 8% annual organic growth rate from year-end 2020. We ended 2021 with $8.14 trillion in client assets and 33.2 million brokerage accounts, representing increases of 22% and 12%, respectively, from December 31, 2020. Even as we worked to support heightened levels of client activity during 2021, the Company continued to drive progress across our key strategic priorities of scale and efficiency, win-win monetization, and segmentation. We made significant progress on our integration of TD Ameritrade, and continue to expect to complete client conversion within 30 to 36 months from the October 6, 2020 acquisition date.

Schwab produced strong financial performance during 2021, reflecting consistent execution of our strategy, strong client engagement, and a generally supportive macroeconomic backdrop. Net income totaled $5.9 billion during 2021, increasing 77% from 2020, while diluted earnings per common share (EPS) amounted to $2.83, increasing 33% from the prior year. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, amounted to $3.25, increasing 33% from 2020. Our financial results were significantly impacted by the inclusion of TD Ameritrade for the full year of 2021.

Total net revenues increased 58% from 2020 to reach $18.5 billion in 2021, supported by growth across all of our major revenue streams. Net interest revenue totaled $8.0 billion in 2021, increasing 31% from 2020 primarily due to the inclusion of TD Ameritrade as well as significant growth in interest-earning assets, including rising investment portfolio balances and increased utilization of our range of lending products, partially offset by lower average yields. Asset management and administration fees grew 23% over the prior year to reach $4.3 billion due to the inclusion of TD Ameritrade as well as rising balances in advice solutions and both proprietary and third-party mutual funds and ETFs, partially offset by lower revenue on money market funds.

Trading revenue was $4.2 billion in 2021, nearly three times the prior year total of $1.4 billion, as the full-year inclusion of TD Ameritrade and the overall strong trading environment drove a significant increase in DATs. Trading revenue was also helped in 2021 by a higher proportion of derivatives trades, which contributed to higher revenue per trade. A full year of bank deposit account fees totaled $1.3 billion in 2021. BDA balances totaled $158.6 billion at December 31, 2021, down 3% from the year-end 2020 balance of $163.5 billion, reflecting migrations to Schwab’s balance sheet during 2021.

Total expenses excluding interest were $10.8 billion in 2021, increasing 46% from 2020 due to the full-year inclusion of TD Ameritrade’s results as well as higher compensation and benefits expense, which was driven by additional headcount to support our expanding client base and a higher bonus accrual, as well as merit increases and a 5% employee salary increase we implemented at the end of the third quarter. During 2021, acquisition and integration-related costs were $468 million, increasing from $442 million in 2020, and amortization of acquired intangible assets totaled $615 million, rising from $190 million in 2020. Exclusive of these items, adjusted total expenses (1) were $9.7 billion in 2021, increasing 44% from 2020.

Return on average common stockholders’ equity was 11% in 2021, growing from 9% in 2020, and return on tangible common equity (1) (ROTCE) was 22% in 2021, up from 15% in 2020. The increases in both return on average common stockholders’ equity and ROTCE were primarily a result of significantly higher net income in 2021.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company continued its consistent approach to balance sheet management in 2021, supporting overall growth and liquidity. Total balance sheet assets rose to $667.3 billion at December 31, 2021, increasing 22% from year-end 2020, driven primarily by client asset flows, as well as $10.6 billion in BDA balance migrations. We also added a net $10.2 billion to outstanding short-term borrowings and long-term debt for liquidity management purposes, and increased preferred stock by a net $2.3 billion to help support continued business growth. The Company’s Tier 1 Leverage Ratio was 6.2% at year-end 2021.

Though significantly heightened client activity levels during the first quarter of 2021 impacted our service quality at times, we took multiple actions to better deliver the service experience our clients deserve and rely on, including enhancing online self-service capabilities, streamlining our call-routing processes, and increasing hiring. Our efforts began yielding results early in the year, with significant improvement in client service levels by the end of the first quarter, and our service levels continued to be improved throughout the remainder of 2021 as client activity moderated.

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

Against this backdrop, Schwab’s net income totaled $3.3 billion, down $405 million, or 11% from 2019, while the Company produced diluted EPS of $2.12, representing a decrease of 21% relative to 2019. Adjusted diluted EPS (1) amounted to $2.45 in 2020, down 9% from $2.70 in 2019.

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

Total expenses excluding interest increased 26% in 2020 to $7.4 billion, which included significant costs related to our acquisitions. With the completion of four acquisitions during the year, acquisition and integration-related costs totaled $442 million in 2020, representing a significant increase from the $26 million incurred in 2019. Amortization of acquired intangible assets also increased, totaling $190 million in 2020 compared with $27 million in 2019. Exclusive of these items, adjusted total expenses (1) increased 16% from 2019. Return on average common stockholders’ equity was 9% in 2020, down from 19% in 2019. ROTCE (1) was 15% in 2020, down from 21% in 2019. The 2020 decreases in both return on average common stockholders’ equity and ROTCE were due to lower net income as well as significantly higher balances of common equity due to the TDA acquisition and higher AOCI in 2020, driven by unrealized gains in our AFS investment portfolio.

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

Business and Asset Acquisitions

TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending, through its broker-dealer subsidiaries; and futures and foreign exchange trade execution services through its FCM and FDM subsidiary. At the time of closing, TD Ameritrade had approximately $1.6 trillion in client assets and approximately 14.5 million brokerage accounts. TD Ameritrade’s assets and liabilities were revalued and recorded at their estimated fair value as of the date of acquisition.

The Company expects to continue to incur significant acquisition and integration-related costs and integration-related capital expenditures throughout the integration process. Such costs have included, and are expected to continue to include, professional fees, such as legal, advisory, and accounting fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements. The Company has also incurred exit and other related costs to attain anticipated synergies, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures such as accelerated amortization and depreciation or impairments of assets in those locations.

The Company’s estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the expected duration and complexity of the integration process and the continued uncertainty of the current economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, as well as increased real estate-related exit cost variability due to effects of the COVID-19 pandemic including changes in remote working trends.

As a result of the significant growth seen beginning in late 2020 and early 2021 across key client volume metrics, including the number of active brokerage accounts, DATs, and peak daily trades, the Company determined in 2021 to increase the scope of technology work related to the integration. In 2021, we commenced greater technology build-out to support the expanded volumes of our combined client base. Based on our current integration plans and expanded scope of technology work, the Company continues to expect to complete client conversion within 30 to 36 months from the October 6, 2020 acquisition date, and we expect to incur total acquisition and integration-related costs and capital expenditures of between $2.0 billion and $2.2 billion.

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $468 million and $442 million for the years ended December 31, 2021 and 2020, respectively, and the Company expects to incur acquisition and integration-related costs of approximately $350-$400 million in 2022. Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through December 31, 2021, we have achieved approximately half of this amount on an annualized run-rate basis. The Company expects to have realized approximately 60% of our estimated annualized cost synergies by year-end 2022, with much of the remaining estimated cost synergies expected to be realized after the completion of client conversion and into 2024. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. See also Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 8 – Notes 3 and 16.

Assets of USAA-IMCO and Other Acquisitions

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

In addition, during 2020 the Company completed its acquisition of technology and intellectual property of Motif, a financial technology company. The Motif assets help us build on our existing capabilities and help accelerate our development of thematic and direct index investing for Schwab’s retail investors and RIA clients. Also during 2020, the Company completed its acquisition of Wasmer Schroeder, which adds established strategies and new separately managed account offerings to our existing fixed income lineup.

RESULTS OF OPERATIONS
Total Net Revenues

Total net revenues of $18.5 billion and $11.7 billion for the years ended December 31, 2021 and 2020, respectively, represented growth of 58% and 9% from the prior periods. The increases in 2021 and 2020 were due primarily to our acquisition of TD Ameritrade, which contributed total net revenues of $7.6 billion in 2021 and $1.7 billion in 2020 from October 6, through December 31, 2020.

Year Ended December 31,		2021		2020		2019
	Growth Rate 2020-2021	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	30%	$8,506	46%	$6,531	56%	$7,580	71%
Interest expense	14%	(476)	(3)%	(418)	(4)%	(1,064)	(10)%
Net interest revenue	31%	8,030	43%	6,113	52%	6,516	61%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs)	11%	1,961	11%	1,770	15%	1,747	16%
Advice solutions	38%	1,993	11%	1,443	12%	1,198	11%
Other	22%	320	1%	262	3%	266	3%
Asset management and administration fees	23%	4,274	23%	3,475	30%	3,211	30%
Trading revenue
Commissions	177%	2,050	11%	739	6%	549	5%
Order flow revenue	N/M	2,053	11%	621	6%	135	1%
Principal transactions	(13)%	49	—	56	—	68	1%
Trading revenue	193%	4,152	22%	1,416	12%	752	7%
Bank deposit account fees	N/M	1,315	7%	355	3%	—	—
Other	126%	749	5%	332	3%	242	2%
Total net revenues	58%	$18,520	100%	$11,691	100%	$10,721	100%
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

Schwab’s interest-bearing liabilities include bank deposits, payables to brokerage clients, short-term borrowings (e.g., Federal Home Loan Bank (FHLB) advances, commercial paper, secured borrowings by our broker-dealer subsidiaries, repurchase agreements), and long-term debt. Schwab deploys the funds from these sources into the assets outlined above. As Schwab builds its client base, we attract new client sweep cash, which is a primary driver of funding balance sheet growth. We do not use short-term, wholesale borrowings to support our long-term investment activity, but may use such funding for short-term liquidity purposes or to provide temporary funding. Non-interest-bearing funding sources include stockholders’ equity, certain client cash balances, and other miscellaneous liabilities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise while attempting to moderate the decrease in net interest revenue when interest rates fall. In order to keep interest-rate sensitivity within established limits, management actively monitors and adjusts interest-rate sensitivity through changes in the balance sheet, primarily by adjusting the composition of our banking subsidiaries’ investment portfolios. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. See also Risk Management – Interest Rate Risk Simulations.

As the U.S. economic recovery continued in 2021, interest rates remained historically low. Short-term rates remained near zero throughout 2021; longer-term interest rates began to rise early in the year, then remained largely unchanged before rising again in the fourth quarter. Elevated levels of prepayments on mortgage-backed securities persisted throughout the continued low interest rate environment in 2021 and resulted in accelerated reinvestment of the AFS portfolio; purchases of AFS securities totaled $171.7 billion. Schwab saw consistent strength in new client brokerage accounts and net new client assets throughout 2021, driving growth in Schwab’s interest-earning assets. At the same time, client engagement in the equity markets increased and clients were net buyers of equity securities and other investment products, resulting in outflows of client cash and partially offsetting the growth in interest-earning assets.

Late in the first quarter of 2020, the Federal Reserve cut the federal funds target overnight rate from 1.75% to near zero; on the longer end of the curve, the 10-year Treasury rate declined by over 120 basis points. Lower interest rates across maturities persisted from the end of the first quarter through the end of 2020, while credit spreads also compressed. Moreover, changes in the economic environment throughout 2020 resulting from the COVID-19 pandemic drove significantly higher levels of client cash sweep balances. As these balances rapidly accumulated in the first quarter of 2020, the Company initially placed a substantial amount in excess reserves held at the Federal Reserve, and subsequently deployed a significant amount of this cash build-up throughout 2020. AFS securities purchases in 2020 totaled $202.2 billion, and these purchases were made at rates below the average yield on the existing AFS portfolio due to the low interest rate environment.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2021			2020			2019
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$40,325	$40	0.10%	$39,052	$120	0.30%	$23,512	$518	2.17%
Cash and investments segregated	43,942	24	0.05%	34,100	141	0.41%	15,694	345	2.17%
Receivables from brokerage clients	77,768	2,455	3.11%	28,058	848	2.97%	19,270	821	4.20%
Available for sale securities (1,2)	357,122	4,641	1.30%	253,555	4,537	1.78%	58,181	1,560	2.67%
Held to maturity securities (1,2)	—	—	—	—	—	—	134,708	3,591	2.65%
Bank loans	28,789	620	2.15%	20,932	545	2.60%	16,832	584	3.47%
Total interest-earning assets	547,946	7,780	1.41%	375,697	6,191	1.64%	268,197	7,419	2.75%
Securities lending revenue		720			334			147
Other interest revenue		6			6			14
Total interest-earning assets	$547,946	$8,506	1.54%	$375,697	$6,531	1.73%	$268,197	$7,580	2.80%
Funding sources
Bank deposits	$381,549	$54	0.01%	$291,206	$93	0.03%	$212,605	$700	0.33%
Payables to brokerage clients	91,667	9	0.01%	46,347	12	0.02%	24,353	79	0.33%
Short-term borrowings (3)	3,040	9	0.30%	89	—	0.20%	17	—	2.36%
Long-term debt	17,704	384	2.17%	8,992	289	3.22%	7,199	258	3.58%
Total interest-bearing liabilities	493,960	456	0.09%	346,634	394	0.11%	244,174	1,037	0.42%
Non-interest-bearing funding sources	53,986			29,063			24,023
Securities lending expense		24			33			38
Other interest expense		(4)			(9)			(11)
Total funding sources	$547,946	$476	0.09%	$375,697	$418	0.11%	$268,197	$1,064	0.39%
Net interest revenue		$8,030	1.45%		$6,113	1.62%		$6,516	2.41%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) On January 1, 2020, the Company transferred all of its investment securities designated as held to maturity (HTM) to the AFS category. See Item 8 – Note 6.
(3) Interest revenue or expense was less than $500 thousand in the period or periods presented.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $1.9 billion or 31%, in 2021 from 2020, primarily due to the inclusion of TD Ameritrade as well as significant growth in overall interest-earning assets, including higher investment portfolio balances and margin lending, as well as growth in securities lending revenue and bank loans, partially offset by lower average yields. Accelerated premium amortization stemming from elevated prepayments of mortgage-related debt securities in the AFS portfolio continued in 2021 and partially offset the growth in net interest revenue. Net premium amortization of investment securities totaled $2.3 billion in 2021 and $1.6 billion in 2020. TD Ameritrade contributed total net interest revenue of $1.9 billion during the year ended December 31, 2021 and $443 million in 2020 from October 6, through December 31, 2020.

Average interest-earning assets for 2021 were higher by 46%, compared to 2020. This increase was largely due to higher bank deposits and payables to brokerage clients, which resulted from strong net new client asset inflows, continued heightened client cash allocations driven by the low interest rate environment, BDA balance migrations, and the inclusion of TD Ameritrade for all of 2021.

Our net interest margin declined to 1.45% in 2021, from 1.62% in 2020. This decrease was driven primarily by lower overall yields received on interest-earning assets, in part due to purchases of investment securities in 2020 and 2021 at rates below the average yield on the AFS portfolio. This more than offset the benefit of increased securities lending revenue and higher margin utilization in 2021, which comprised 39% of net interest revenue during 2021, growing from 19% of net interest revenue in 2020.

Net interest revenue decreased $403 million, or 6%, in 2020 from 2019, due primarily to lower average investment yields, partially offset by growth in interest-earning assets and our acquisition of TD Ameritrade. Accelerated premium amortization on debt securities in 2020 also contributed to the reduction in net interest revenue, as the decline in long-term interest rates in 2020 resulted in higher prepayments of mortgage-related debt securities. Average interest-earning assets for 2020 were higher by 40%, compared to 2019. This increase in average interest-earning assets was primarily driven by higher client cash balances in bank deposits and payables to brokerage clients, due to higher client cash allocations and our acquisitions of TD Ameritrade and assets of USAA-IMCO. TD Ameritrade contributed approximately $12.0 billion of average interest-earning assets and $9.6 billion of average interest-bearing liabilities to Schwab’s full-year 2020 averages.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2021			2020			2019
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$155,821	$457	0.29%	$200,119	$605	0.30%	$173,558	$525	0.30%
Fee waivers		(326)			(127)			—
Schwab money market funds	155,821	131	0.08%	200,119	478	0.24%	173,558	525	0.30%
Schwab equity and bond funds, ETFs, and CTFs	423,999	380	0.09%	301,598	300	0.10%	267,213	298	0.11%
Mutual Fund OneSource® and other non- transaction fee funds	229,342	724	0.32%	192,464	599	0.31%	191,552	606	0.32%
Other third-party mutual funds and ETFs (1,2)	898,248	726	0.08%	525,379	393	0.07%	478,037	318	0.07%
Total mutual funds, ETFs, and CTFs (3)	$1,707,410	1,961	0.11%	$1,219,560	1,770	0.15%	$1,110,360	1,747	0.16%
Advice solutions (3)
Fee-based	$452,503	1,993	0.44%	$306,010	1,443	0.47%	$246,888	1,198	0.49%
Non-fee-based	89,911	—	—	73,161	—	—	70,191	—	—
Total advice solutions	$542,414	1,993	0.37%	$379,171	1,443	0.38%	$317,079	1,198	0.38%
Other balance-based fees (4)	614,787	259	0.04%	451,350	208	0.05%	432,613	216	0.05%
Other (5)		61			54			50
Total asset management and administration fees		$4,274			$3,475			$3,211
(1) Beginning in the fourth quarter of 2019, Schwab ETF OneSourceTM was discontinued as a result of the elimination of online trading commissions for U.S. and Canadian-listed ETFs.
(2) Beginning in the fourth quarter of 2020, includes third-party money funds related to the acquisition of TD Ameritrade.
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

Asset management and administration fees increased by $799 million, or 23%, in 2021 from 2020, due to the acquisition of TD Ameritrade, as well as additional growth in advice solutions and proprietary and third-party mutual funds and ETFs, which were due in part to strength in net new client assets and equity markets in 2021. These increases were partially offset by the effect of money market fund fee waivers due to lower portfolio yields as well as lower money market fund balances. Asset management and administration fees attributable to TD Ameritrade were $598 million in 2021 and $131 million from October 6, through December 31, 2020. The amount of fee waivers in coming quarters is dependent on a variety of factors, including the level of short-term interest rates and client preferences across our money market fund line-up.

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

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. The following funds generated 29%, 40%, and 45% of the asset management and administration fees earned during 2021, 2020, and 2019, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds, ETFs, and CTFs			and Other NTF Funds
Year Ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Balance at beginning of period	$176,089	$200,826	$153,472	$341,689	$286,275	$209,471	$223,857	$202,068	$180,532
Net inflows (outflows)	(29,621)	(25,894)	44,077	48,291	17,200	26,039	(15,760)	(20,246)	(19,930)
Net market gains (losses) and other	41	1,157	3,277	64,884	38,214	50,765	26,843	42,035	41,466
Balance at end of period	$146,509	$176,089	$200,826	$454,864	$341,689	$286,275	$234,940	$223,857	$202,068

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue

Trading revenue includes commissions, order flow revenue, and principal transaction revenues. Commission revenue is affected by volume and mix of trades executed. Order flow revenue is comprised of rebate payments received from trade execution venues to which our broker-dealer subsidiaries send equity and option orders. Order flow revenue is affected by volume and mix of client trades, as well as pricing received from trade execution venues. Principal transaction revenue is recognized primarily as a result of accommodating clients’ fixed income trading activity, and includes adjustments to the fair value of securities positions held to facilitate such client trading activity.

The following table presents trading revenue and related information:

Year Ended December 31,	Growth Rate 2020-2021	2021	2020	2019
Trading Revenue	193%	$4,152	$1,416	$752
Clients' daily average trades (DATs) (in thousands)	150%	6,507.0	2,602.6	748.9
Number of trading days	—	251.5	252.0	250.5
Revenue per trade (1)	18%	$2.54	$2.16	$4.01
Note:     Effective October 7, 2019, CS&Co eliminated online trade commissions for U.S. and Canadian-listed stocks and ETFs, as well as the base charge on options. TD Ameritrade, Inc. also does not charge for these types of trades and does not have a base charge on options.
(1)     Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue increased $2.7 billion, or 193% in 2021 compared to 2020, primarily due to the acquisition of TD Ameritrade and heightened client engagement, which drove significantly higher DATs throughout 2021. This increased trading activity and a higher percentage of derivatives trades drove significant growth in commissions and order flow revenue. Overall, TD Ameritrade contributed $3.3 billion of trading revenue during the year ended December 31, 2021, compared with $667 million of trading revenue from October 6, 2020 through December 31, 2020.

Trading revenue increased by $664 million, or 88%, in 2020 compared to 2019, primarily due to the acquisition of TD Ameritrade. In addition, the Company saw a significant increase in DATs and higher order flow revenue in 2020, which were partially offset by the Company’s October 2019 pricing actions. Order flow revenue increased by $486 million in 2020 compared to 2019. This increase in order flow revenue in 2020 was due to the acquisition of TD Ameritrade and a higher volume of trades throughout 2020 relative to 2019.

Bank Deposit Account Fees

In connection with our acquisition of TD Ameritrade, the Company began earning bank deposit account fee revenue beginning in the fourth quarter of 2020 pursuant to the IDA agreement and arrangements with other third-party banks. Bank deposit account fees are primarily affected by average BDA balances and the floating- and fixed-rate reference yields. Fees earned under the IDA agreement are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate.

Bank deposit account fees totaled $1.3 billion for the year ended December 31, 2021 and $355 million from October 6, 2020 through December 31, 2020. During the year ended December 31, 2021 and the period of October 6, 2020 through December 31, 2020, the total average BDA balance was $158.4 billion and $161.3 billion, respectively, of which approximately 80% was designated as fixed-rate obligation amounts and approximately 20% as floating-rate obligation amounts for both periods.

During 2021, the Company transferred $10.6 billion of BDA balances to its balance sheet from the TD Depository Institutions and other third-party banks. Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets to increase net interest revenue. See also Capital Management and Item 8 – Note 15 for discussion of the IDA agreement and the potential to move IDA balances to Schwab’s balance sheet.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, software fees, and non-recurring gains. Other revenue increased $417 million, or 126%, in 2021 compared to 2020 primarily due to the full-year inclusion of TD Ameritrade’s results in 2021. Other revenue attributable to TD Ameritrade totaled $462 million and $110 million in 2021 and 2020, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other revenue increased $90 million, or 37%, in 2020 compared to 2019 primarily due to higher exchange processing fees resulting from higher trade volumes and the acquisition of TD Ameritrade.

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Growth Rate 2020-2021	2021	2020	2019
Compensation and benefits
Salaries and wages	31%	$3,161	$2,416	$1,958
Incentive compensation	55%	1,443	932	804
Employee benefits and other	40%	846	606	558
Total compensation and benefits	38%	$5,450	$3,954	$3,320
Professional services	18%	994	843	702
Occupancy and equipment	39%	976	703	559
Advertising and market development	49%	485	326	307
Communications	66%	587	353	253
Depreciation and amortization	33%	549	414	322
Amortization of acquired intangible assets	N/M	615	190	27
Regulatory fees and assessments	69%	275	163	122
Other	97%	876	445	261
Total expenses excluding interest	46%	$10,807	$7,391	$5,873
Expenses as a percentage of total net revenues
Compensation and benefits		29%	34%	31%
Advertising and market development		3%	3%	3%
Full-time equivalent employees (in thousands)
At year end	4%	33.4	32.0	19.7
Average	36%	32.5	23.9	20.0
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Total expenses excluding interest increased $3.4 billion, or 46%, in 2021 from 2020, and $1.5 billion, or 26%, in 2020 from 2019. Total expenses excluding interest included amounts from TD Ameritrade of $3.1 billion in 2021 and $943 million in 2020 from October 6, through December 31, 2020. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased $3.0 billion, or 44%, in 2021 from 2020 and $939 million, or 16%, in 2020 from 2019. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in 2021 from 2020 due to the inclusion of TD Ameritrade and growth in employee headcount. The 2021 increase reflected TDA’s full-year contribution of $1.2 billion of compensation and benefits expense compared with $453 million in 2020. The increase in 2021 was also due to additional headcount to support our expanding client base and service levels amidst heightened client engagement, a higher bonus accrual, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Total compensation and benefits expense increased from 2020 to 2019, primarily due to an overall increase in employee headcount related to our acquisitions of TDA and USAA-IMCO. The increase in 2020 from 2019 also reflected the Company’s payment of $1,000 to all non-officer employees in March 2020 to help them cover costs incurred due to the COVID-19 pandemic. Compensation and benefits included acquisition and integration-related costs of $283 million and $235 million in 2021 and 2020, respectively.

Professional services expense increased in 2021 from 2020, primarily due to the inclusion of TDA’s results of operations and overall growth in the business. The increase in 2020 from 2019 was primarily due to acquisition and integration-related costs in 2020 of $158 million.

Occupancy and equipment expense increased in 2021 from 2020, primarily due the inclusion of TDA’s results of operations, costs related to the integration of TD Ameritrade, and overall growth in the business. The increase in 2020 from 2019 was

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

primarily due to the inclusion of TDA’s results of operations from October 6, 2020 forward, as well as an increase in technology equipment costs associated with higher client trade volumes and overall growth in the business.

Advertising and market development expense increased in 2021 from 2020, primarily due the inclusion of TDA’s results of operations.

Communications expense increased in 2021 from 2020 primarily due to the inclusion of TDA’s results of operations, as well as higher communications expense due to higher customer trade volumes and overall growth of the business. The increase in 2020 from 2019 was primarily due to the inclusion of TDA’s results of operations from October 6, 2020 forward and higher news and quotation services expenses due to higher trade volumes.

Depreciation and amortization expenses grew in 2021 from 2020, primarily from growth in fixed assets from the TDA acquisition. As a result of capital expenditures to support growth in the business and the integration of TD Ameritrade, 2021 also reflected higher amortization of purchased and internally developed software and higher depreciation of hardware, as well as higher depreciation of buildings. The growth in 2020 from 2019 was primarily due to higher amortization of purchased and internally developed software, higher depreciation and amortization of equipment, office facilities, and property recognized in the TDA acquisition, as well as higher depreciation of buildings and equipment related to the expansion of our U.S. campuses in 2019 and 2020. As a result of significant capital expenditures in 2021 and anticipated for 2022 as described below, the Company expects to recognize higher depreciation and amortization expense in 2022. The periods over which depreciation and amortization are recognized on these capitalized costs are based on the expected useful lives of the types of assets capitalized and when the assets are placed into service.

Amortization of acquired intangible assets increased in 2021 from 2020 and in 2020 from 2019 as a result of the acquisitions completed during 2020.

Regulatory fees and assessments increased in 2021 from 2020, primarily as result of the inclusion of TDA’s results of operations and overall growth in the business, including higher FDIC assessments due to asset growth. The increase in 2020 from 2019 was primarily due to the inclusion of TDA’s results of operations from October 6, 2020 forward, and higher FDIC insurance assessments and other regulatory assessments due to growth in assets and overall growth of the business in 2020.

Other expenses increased in 2021 from 2020, primarily due to the inclusion of TDA’s results of operations and a charge of approximately $200 million for a regulatory matter in 2021 (see Item 8 – Note 15), partially offset by certain lower clearing charges and exchange fees. The increase in 2020 from 2019 was primarily from the inclusion of TDA’s results of operations from October 6, 2020 forward, and increases in processing fees and related expenses due to higher client trade volumes and market volatility. These increases were partially offset by lower travel and entertainment expense in 2020. Other expenses in 2020 included acquisition and integration-related costs of $30 million.

Capital expenditures primarily include capitalized software costs, information technology and telecommunications equipment, and buildings. Total capital expenditures were $1.0 billion, $741 million, and $753 million in 2021, 2020, and 2019, respectively. The increase in capital expenditures in 2021 from 2020 was primarily due to higher information technology and telecommunications equipment and higher capitalized software costs, partially offset by lower building expansion in 2021. The increases in spending in 2021 reflect investments made to support our TDA integration efforts and enhance our technological infrastructure to support greater capacity for our expanding client base. Capital expenditures decreased in 2020 compared to 2019 primarily due to lower building expansion in 2020, largely offset by higher capitalized software costs. Capitalized software costs totaled $559 million, $453 million, and $188 million in 2021, 2020, and 2019, respectively. Investments in information technology and telecommunications equipment were $340 million, $60 million, and $81 million in 2021, 2020, and 2019, respectively. Investments in buildings were $102 million, $173 million, and $397 million in 2021, 2020, and 2019, respectively.

Capital expenditures were 6% of total net revenues in 2021, within our estimated range for the year. In 2022, we will continue to invest to support the TDA integration and greater capacity for our expanding client base. We anticipate capital expenditures in 2022 will be approximately 4-5% of total net revenues. Our longer term expectation for capital expenditures remains in the range of 3-5% of total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

Schwab’s effective income tax rate on income before taxes was 24.1% in 2021, 23.3% in 2020, and 23.6% in 2019. The increase in the effective tax rate in 2021 from 2020 was primarily related to non-recurring federal tax benefits recognized in 2020, including settlement of the IRS examination for tax years 2011-2014, the tax impact of a non-deductible regulatory matter charge in 2021 (see Item 8 – Note 15), and additional income tax expense from the filing of 2020 tax returns during 2021. Partially offsetting the increases in the effective tax rate from these items was an increase in equity compensation tax deduction benefits during 2021. The decrease in the effective tax rate in 2020 from 2019 was primarily due to federal and state tax benefits recognized during 2020, including settlement of the IRS examination of tax years 2011-2014, the expiration of the statute of limitations on certain federal and state uncertain tax positions, and tax benefits realized from the filing of state tax returns, as well as an increase in Low-Income Housing Tax Credit (LIHTC) benefits. Offsetting the decrease in the effective tax rate from these items was an increase in nondeductible acquisition costs and FDIC insurance premium disallowance, as well as a decrease in equity compensation tax deduction benefits.

Segment Information

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

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Growth Rate 2020-2021	2021	2020	2019	Growth Rate 2020-2021	2021	2020	2019	Growth Rate 2020-2021	2021	2020	2019
Year Ended December 31,
Net Revenues
Net interest revenue	38%	$6,052	$4,391	$4,685	15%	$1,978	$1,722	$1,831	31%	$8,030	$6,113	$6,516
Asset management and administration fees	23%	3,130	2,544	2,289	23%	1,144	931	922	23%	4,274	3,475	3,211
Trading revenue	N/M	3,753	1,156	503	53%	399	260	249	193%	4,152	1,416	752
Bank deposit account fees	N/M	964	255	—	N/M	351	100	—	N/M	1,315	355	—
Other	115%	562	262	146	167%	187	70	96	126%	749	332	242
Total net revenues	68%	14,461	8,608	7,623	32%	4,059	3,083	3,098	58%	18,520	11,691	10,721
Expenses Excluding Interest	50%	8,289	5,529	4,284	35%	2,518	1,862	1,589	46%	10,807	7,391	5,873
Income before taxes on income	100%	$6,172	$3,079	$3,339	26%	$1,541	$1,221	$1,509	79%	$7,713	$4,300	$4,848

Net new client assets (in billions) (1,2,3)	(82)%	$200.9	$1,106.4	$115.6	(63)%	$315.3	$846.1	$107.2	(74)%	$516.2	$1,952.5	$222.8
(1) In 2021, Investor Services includes outflows of $42.0 billion from mutual fund clearing services clients.
(2) In 2020, Investor Services includes inflows of $890.7 billion related to the acquisition of TD Ameritrade and $79.9 billion related to the acquisition of assets of USAA-IMCO. Additionally, 2020 and 2019 include inflows of $10.9 billion and $11.1 billion, respectively, from certain mutual fund clearing services clients.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 68% and 32%, respectively, in 2021 compared to 2020. Both segments experienced growth in all revenue line items, primarily due to the full-year inclusion of TD Ameritrade’s results in 2021. In addition, net interest revenue increased for Advisor Services due to growth in interest-earning assets, partially offset by lower average yields. Growth in asset management and administration fees in Investor Services was supported by growth in advice solutions, and asset management and administration fees increased in both segments due to rising balances in proprietary and third-party mutual funds and ETFs, partially offset by money market fund fee waivers and lower money market fund balances. The increase in trading revenue for Investor Services was supported by heightened client trading activity. Bank deposit account fee revenue was earned at both segments for the full year in 2021 compared to only the fourth quarter of 2020, following the October 6, 2020 TD Ameritrade acquisition.

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

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 50% and 35%, respectively, in 2021 compared to 2020, primarily due to the inclusion of a full year of TD Ameritrade’s results of operations. In addition, both segments saw higher compensation and benefits expenses due to additional headcount increases to support our expanding client base and service levels amidst heightened client engagement, higher bonus accrual, as well as annual merit increases and a 5% employee salary increase that went into effect late in the third quarter. For Investor Services, total expenses excluding interest also increased due to a charge of approximately $200 million in 2021 for a regulatory matter (see Item 8 – Note 15).

Investor Services and Advisor Services total expenses excluding interest increased by 29% and 17%, respectively, in 2020 compared to 2019, primarily due to the inclusion of TD Ameritrade’s expenses from October 6, 2020 forward and acquisition and integration-related costs. Compensation and benefits increased in both segments primarily due to the acquisition of TDA and overall headcount growth to support our expanding client base, with Investor Services increasing more significantly due to greater headcount growth from the TDA acquisition and the hiring of approximately 400 former USAA employees in connection with the USAA-IMCO acquisition. Both segments also saw increases in professional services, depreciation and amortization, amortization of acquired intangible assets, and other expenses, primarily due to the inclusion of TDA’s expenses from October 6, 2020 forward as well as acquisition and integration-related costs, with Investor Services’ expenses increasing more significantly due to overall size of the segment’s client base and greater client base growth from TDA.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

As part of our integration of TD Ameritrade, the Company has aligned TD Ameritrade’s risk management practices with Schwab’s risk appetite. Our integration work included evaluating new or changed risks impacting the combined company, and taking action through various means. Though integration work continues, the Company’s operations, inclusive of TD Ameritrade, remain consistent with our Enterprise Risk Management (ERM) framework.

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

The Chief Risk Officer regularly reports activities of the Global Risk Committee to the Risk Committee of the Board of Directors. The Board Risk Committee in turn assists the Board of Directors in fulfilling its oversight responsibilities with respect to our risk management program, including approving risk appetite statements and related key risk appetite metrics and reviewing reports relating to risk issues from functional areas of corporate risk management, legal, and internal audit.

Functional risk sub-committees focusing on specific areas of risk report to the Global Risk Committee. These sub-committees include the:

•Operational Risk Oversight Committee – provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes sub-committees covering Information Security, Technology, Fraud, Third-Party Risk, Data, and Model Governance;
•Compliance Risk Committee – provides oversight of compliance risk management programs (inclusive of Anti-Money Laundering/Sanctions, Conduct, Fiduciary, and Privacy), policies, and risk tolerance levels providing an aggregate view of compliance risk exposure and employee conduct, including subcommittees covering Fiduciary and Conflicts of Interest Risk and International Compliance Risk;
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

The Company’s finance, internal audit, legal, and corporate risk management departments assist management and the various risk committees in evaluating, testing, and monitoring risk management.

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

Schwab’s operations are highly dependent on the integrity and resilience of our critical business functions and technology systems. To the extent Schwab experiences business or system interruptions, errors or downtime (which could result from a variety of causes, including natural disasters, terrorist attacks, technological failure, cyber attacks, changes to systems, linkages with third-party systems, extreme weather, and power failures), our business and operations could be negatively impacted. To minimize business interruptions and ensure the capacity to continue operations during an incident regardless of duration, Schwab maintains a backup and recovery infrastructure which includes facilities for backup and communications, a geographically dispersed workforce, and routine testing of business continuity and disaster recovery plans and a well-established incident management program.

Information Security risk is the risk of unauthorized access, use, disclosure, disruption, modification, recording or destruction of the firm’s information or systems. We have designed and implemented an information security program that knits together complementary tools, controls and technologies to protect systems, client accounts and data. We continuously monitor the systems and work collaboratively with government agencies, law enforcement and other financial institutions to address potential threats. We use advanced monitoring systems to identify suspicious activity and deter unauthorized access by internal or external actors. We also maintain policies and procedures, which apply to employees, contractors, and third parties, regarding the standard of care expected with all data, whether the data is internal company information, employee information, or non-public client information. This includes limiting the number of employees who have access to clients’ personal information and internal authentication measures enforced to protect against the unauthorized use of employee credentials. All employees who handle sensitive information are trained in privacy and security. Schwab’s conduct and cybersecurity teams monitor activity looking for suspicious behavior. These capabilities allow us to identify and quickly act on attempted intrusions.

Fraud risk arises from attempted or actual theft of financial assets or other property of any client or the Company. Schwab is committed to protecting the Company’s and its clients’ assets from fraud and complying with all applicable laws and regulations to prevent, detect and report fraudulent activity. Schwab manages fraud risk through policies, procedures and controls. We also take affirmative steps to prevent and detect fraud and report, to appropriate authorities, any known or suspected acts of fraud in accordance with existing laws and requirements.

Schwab also faces operational risk when we employ the services of various third parties, including domestic and international outsourcing of certain technology, processing, servicing, and support functions. We manage the exposure to third-party risk and promote a culture of resiliency through internal policies, procedures and controls, and contractual provisions, control standards, ongoing monitoring of third-party performance, and appropriate testing with third-party service providers.

Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Models are owned by several business units throughout the organization, and are used for a variety of purposes. Model use includes, but is not limited to, calculating capital requirements for hypothetical stressful environments, estimating interest and credit risk for loans and other balance sheet assets, and providing guidance in the management of client portfolios. We have established a policy that aligns with Federal Reserve guidance on Model Risk Management SR11-7 to describe the roles and responsibilities of all key stakeholders in model development, management, and use. All models are registered in a centralized database and classified into different risk ratings depending on their potential financial, reputational, or regulatory impact to the Company. The model risk rating determines the scope of model governance activities.

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

We manage compliance risk through policies, procedures and controls reasonably designed to achieve and/or monitor compliance with applicable legal and regulatory requirements. These procedures address issues such as conduct and ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, privacy, and employment policies.

Privacy risk is the risk of unauthorized collection, use, storage, or sharing of personal information, including data incidents and other mismanagement of personal information. We manage privacy risk through policies, procedures, and controls reasonably designed to achieve and/or monitor compliance with these laws and regulations.

Anti-money laundering/Sanctions risk is the risk of legal or regulatory sanctions, fines or penalties, financial loss, or damage to reputation resulting from the failure to comply with the Bank Secrecy Act/Anti-Money Laundering (BSA/AML) and Office of Foreign Assets Control (OFAC)/global sanctions (collectively, “AML”) laws, regulations, rules, or other regulatory requirements. Schwab manages this risk through daily monitoring, a system of internal controls, education and training for appropriate personnel, and developing risk-based procedures for conducting ongoing customer due diligence and complying with beneficial ownership requirements for legal entity customers.

Conduct risk arises from inappropriate, unethical, or unlawful behavior of the Company, its employees or third parties acting on the Company’s behalf that may result in detriment to the Company’s clients, financial markets, the Company, and/or the Company’s employees. We manage this risk through policies, procedures, a system of internal controls, including personnel monitoring and surveillance. Conduct-related matters are escalated through appropriate channels by the Corporate Responsibility Officer.

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

At December 31, 2021, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

Mortgage Lending Portfolio

The bank loan portfolio includes First Mortgages, HELOCs, PALs (discussed below), and other loans. The credit risk exposure related to loans is actively managed through individual loan and portfolio reviews. Management regularly reviews asset quality, including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for credit losses.

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

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by Schwab as a result of fluctuations in interest rates, equity prices, or market conditions. Schwab is exposed to market risk primarily from changes in interest rates within our interest-earning assets relative to changes in the costs of funding sources that finance these assets.

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite.

Our measurement of interest rate risk involves assumptions that are inherently uncertain and, as a result, cannot precisely estimate the impact of changes in interest rates on net interest revenue, bank deposit account fees, or EVE. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

as well as changes in market conditions and management strategies, including changes in asset and liability mix. Financial instruments are also subject to the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument.

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short- and long-term interest rates. Interest-earning assets include investment securities, margin loans, and bank loans. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we have some ability to manage our net interest spread, depending on competitive factors and market conditions.

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

The following table shows the simulated change to net interest revenue over the next 12 months beginning December 31, 2021 and 2020 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

December 31,	2021	2020
Increase of 100 basis points	14.1%	14.2%
Decrease of 100 basis points	(4.5)%	(4.3)%

The Company’s simulated increase of 100 basis points in market interest rates had a slightly lower impact on net interest revenue at year-end 2021 compared with year-end 2020 due to an increase in the Company’s projected repricing of client deposit rates across higher market interest rate scenarios, which was partially offset as a result of holding a higher allocation of floating-rate assets on the balance sheet at December 31, 2021 relative to the prior year-end. A simulated decrease of 100 basis points in market interest rates had a slightly larger impact year-over-year primarily as a result of holding a higher allocation of floating-rate assets.

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

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of December 31, 2021 and 2020, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

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

Phase-out of LIBOR

The Company continues to prepare for the phasing-out of LIBOR, undertaking many efforts coordinated by its firm-wide transition team. The LIBOR transition team is overseen by executive leadership and has organized its efforts to address both client-impacting and non-client-impacting workstreams. From a client perspective, the Company has established pages on the client-facing websites for CS&Co and TD Ameritrade, Inc. to provide information for our clients to help them understand how they may be impacted by LIBOR’s discontinuation. In addition, we maintain internal informational resources for our client-facing employees’ awareness regarding LIBOR’s phase-out.

The Company’s largest exposures to LIBOR are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fallback language is in place in the event that LIBOR becomes unavailable or is deemed unreliable, and we have sold certain securities lacking appropriate fallback language. Additionally, in accordance with regulatory feedback, we are limiting our purchases of LIBOR-based securities, and we ensure that any new purchases of LIBOR-based securities were issued prior to January 1, 2022. As of December 31, 2021, substantially all of the Company’s remaining investment securities with exposure to LIBOR provide for appropriate fallback in the event LIBOR is no longer available. Consistent with guidance from the Alternative Reference Rate Committee, a group of private-market participants jointly convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR, the Company phased-out the use of LIBOR as a reference rate in new loans prior to year-end 2021, and the Company’s portfolio of legacy loans have fallback language if LIBOR is no longer available.

Certain of the Company’s technology systems and financial models have historically utilized LIBOR, and we have now substantially transitioned our financial models and systems to alternative reference rates. In addition, we have transitioned the Company’s IDA agreement and certain intercompany lending agreements that previously were tied to LIBOR to other appropriate reference rates.

Additional transition efforts to prepare for the phasing-out of LIBOR are ongoing. The floating dividend rates for our Series A, E, and F preferred stock are based on LIBOR. In addition, operational work remains to transition our legacy loan portfolio, in accordance with expected regulatory guidance, to alternate reference rates that are consistent with the fallback language included in the contracts.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of: CS&Co, TD Ameritrade, Inc., and TDAC, our principal broker-dealer subsidiaries; the capital needs of the banking subsidiaries; principal and interest due on corporate debt; dividend payments on CSC’s preferred stock; and returns of capital to common stockholders. The liquidity needs of our broker-dealer subsidiaries are primarily driven by client activity including trading and margin lending activities and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposit levels. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding scenarios to support liquidity levels during both business as usual and stressed conditions.

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

Additional Funding Sources

In addition to internal sources of liquidity, Schwab has access to external funding. The need for short-term borrowings from external debt facilities arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, movements of cash to meet regulatory brokerage client cash segregation requirements, and general corporate purposes. We maintain policies and procedures necessary to access funding and test discount window borrowing procedures on a periodic basis.

The following table describes external debt facilities available at December 31, 2021:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facilities	Banking subsidiaries	$—	$63,476
Federal Reserve discount window	Banking subsidiaries	—	11,957
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper (1)	CSC	3,006	1,994
Committed, unsecured credit facility with various external banks	TDAC	—	600
Secured uncommitted lines of credit with various external banks (2)	TDAC	1,850	—
(1) In October 2021, the Company increased the amount of commercial paper available to issue from $1.5 billion to $5.0 billion.
(2) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external banks in repurchase agreements collateralized by investments securities as another source of short-term liquidity.

CSC has a commercial paper program of which proceeds are used for general corporate purposes. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. CSC’s ratings for these short-term borrowings were P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch at December 31, 2021 and 2020. CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities. CS&Co maintains uncommitted, unsecured bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. TDAC maintains a senior unsecured committed revolving credit facility with an aggregate borrowing capacity of $600 million, which matures in April 2022. TDAC also maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral.

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company issues commercial paper or draws on secured lines of credit, in addition to capital markets issuances.

Liquidity Coverage Ratio

Beginning October 1, 2021, Schwab became subject to the full (100%) LCR, which requires the Company to hold HQLA in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated each business day. See Item 1 – Regulation for additional information. The Company was in compliance with the full LCR rule at December 31, 2021, and the table below presents information about our average daily LCR:

Average for the
Three Months Ended December 31, 2021
Total eligible HQLA	$117,507
Net cash outflows	$110,405
LCR	106%

Borrowings

The Company had $4.9 billion of short-term borrowings outstanding as of December 31, 2021 and none at December 31, 2020. Long-term debt is primarily comprised of Senior Notes and totaled $18.9 billion and $13.6 billion at December 31, 2021 and 2020, respectively.

The following table provides information about our Senior Notes outstanding as of December 31, 2021:

	Par Outstanding	Maturity	Weighted-Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$17,768	2022 - 2031	2.35%	A2	A	A
TDA Holding Senior Notes	963	2022 - 2029	3.06%	A2	A	—

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

All debt issuances in 2021, 2020, and 2019 were senior unsecured obligations. Additional details of these debt issuances are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
May 22, 2019	$600	5/22/2029	3.250%	Semi-annually
March 24, 2020	$600	3/24/2025	4.200%	Semi-annually
March 24, 2020	$500	3/22/2030	4.625%	Semi-annually
December 11, 2020	$1,250	3/11/2026	0.900%	Semi-annually
December 11, 2020	$750	3/11/2031	1.650%	Semi-annually
March 18, 2021	$1,250	3/18/2024	SOFR (1) + 0.500%	Quarterly
March 18, 2021	$1,500	3/18/2024	0.750%	Semi-annually
March 18, 2021	$1,250	3/20/2028	2.000%	Semi-annually
May 13, 2021	$500	5/13/2026	SOFR (1) + 0.520%	Quarterly
May 13, 2021	$1,000	5/13/2026	1.150%	Semi-annually
May 13, 2021	$750	5/13/2031	2.300%	Semi-annually
August 26, 2021	$850	12/1/2031	1.950%	Semi-annually
(1) Secured Overnight Financing Rate

During the third quarter of 2021, we completed a debt exchange offer related to certain senior notes issued by TDA Holding for an equivalent amount of senior notes issued by CSC. For further discussion of the exchange, see Item 8 – Note 13.

Equity Issuances and Redemptions

CSC’s preferred stock issued and net proceeds for 2020 and 2021 shown below. The Company did not issue any equity through external offerings during 2019.

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

For further discussion, see Item 8 – Note 13 for the Company’s outstanding debt and borrowing facilities and Item 8 – Note 19 for equity outstanding balances, issuances, and redemptions.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2021 include credit-related financial instruments, representing our banking subsidiaries’ commitments to extend credit to banking clients, purchase mortgage loans, and fund CRA investments; payments on short-term borrowings and long-term debt; purchase obligations for services such as advertising and marketing, telecommunications, hardware- and software-related agreements, and professional services; and lease payments including legally-binding minimum lease payments for leases signed but not yet commenced. For information on our contractual obligations for credit-related financial instruments, short-term borrowings and long-term debt, and leases, see Part II, Item 8 – Notes 15, 13, and 14, respectively. As of December 31, 2021, the Company had total short-term purchase obligations of $484 million and total long-term purchase obligations of $532 million.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab also enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 8 – Notes 7, 11, 13, 15, and 17. Pursuant to the IDA agreement, certain brokerage client deposits are required to be swept off-balance sheet to the TD Depository Institutions. We also maintain agreements pursuant to which certain client brokerage cash deposits are swept to other third-party depository institutions. See Item 8 – Notes 3 and 15 for additional information on the IDA agreement.

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

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain a ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2021, CSB is considered well capitalized.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSB is also subject to regulatory requirements that restrict and govern the terms of affiliate transactions. In addition, CSB is required to provide notice to, and may be required to obtain approval from, the Federal Reserve and the Texas Department of Savings and Mortgage Lending (TDSML) to declare dividends to CSC. As broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc., are subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to CSC and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2021, CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Note 23 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

The following table details the capital ratios for CSC consolidated and CSB:

December 31,	2021		2020
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$56,261	$27,035	$56,060	$22,223
Less:
Preferred stock	9,954	—	7,733	—
Common Equity Tier 1 Capital before regulatory adjustments	$46,307	$27,035	$48,327	$22,223
Less:
Goodwill, net of associated deferred tax liabilities	$11,857	$13	$11,897	$13
Other intangible assets, net of associated deferred tax liabilities	7,579	—	8,103	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	13	12	17	12
AOCI adjustment	(1,109)	(1,004)	5,394	4,672
Common Equity Tier 1 Capital	$27,967	$28,014	$22,916	$17,526
Tier 1 Capital	$37,921	$28,014	$30,649	$17,526
Total Capital	37,950	28,033	30,688	17,558
Risk-Weighted Assets	141,969	104,409	123,881	91,062
Total Leverage Exposure	614,466	400,532	491,469	325,437
Common Equity Tier 1 Capital/Risk-Weighted Assets	19.7%	26.8%	18.5%	19.2%
Tier 1 Capital/Risk-Weighted Assets	26.7%	26.8%	24.7%	19.2%
Total Capital/Risk-Weighted Assets	26.7%	26.8%	24.8%	19.3%
Tier 1 Leverage Ratio	6.2%	7.1%	6.3%	5.5%
Supplementary Leverage Ratio	6.2%	7.0%	6.2%	5.4%

As a result of significant inflows of client cash in 2020, our Tier 1 Leverage Ratio for consolidated CSC and CSB declined below our long-term operating objectives. In 2021, the Company’s issuances of preferred stock and strength in earnings helped to largely maintain our Tier 1 Leverage Ratio, even as bank deposits and payables to brokerage clients grew by a total of $107.2 billion, or 23%, during the year. We ended 2021 with a consolidated Tier 1 Leverage Ratio of 6.2%, down slightly from the prior year-end of 6.3%. Earnings in 2021 as well as capital contributions from CSC drove an increase in CSB’s Tier 1 Leverage Ratio from 5.5% at year-end 2020 to 7.1% at year-end 2021. Though our Tier 1 Leverage Ratio is below our long-term operating objective for consolidated CSC, this ratio is well above the regulatory minimum. The pace of return to our long-term operating objective over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuance and deployment.

IDA Agreement

Through December 31, 2021, Schwab had moved $10.1 billion of IDA balances to its balance sheet, which included uninsured balances and certain international account balances. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Item 8 – Note 15 for further information on the IDA agreement.

Dividends

Since the initial dividend in 1989, CSC has paid 131 consecutive quarterly dividends and has increased the quarterly dividend rate 25 times, resulting in a 20% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common and nonvoting common stock cash dividend at approximately 20% to 30% of net income.

The Board of Directors of the Company declared a quarterly cash dividend increase per common share during 2020 as shown below:

Date of Declaration	Quarterly Cash Increase Per Common Share	% Increase	New Quarterly Dividend Per Common Share
January 30, 2020	$0.01	6%	$0.18

In addition, on January 26, 2022, the Board of Directors of the Company declared a two cent, or 11%, increase in the quarterly cash dividend to $0.20 per common share.

The following table details the CSC cash dividends paid and per share amounts:

Year Ended December 31,	2021		2020
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,366	$0.72	$1,039	$0.72
Series A Preferred Stock (1)	28	70.00	28	70.00
Series C Preferred Stock (2)	18	30.00	36	60.00
Series D Preferred Stock (3)	45	59.52	45	59.52
Series E Preferred Stock (4)	28	4,625.00	28	4,625.00
Series F Preferred Stock (5)	25	5,000.00	25	5,000.00
Series G Preferred Stock (6)	134	5,375.00	79	3,150.35
Series H Preferred Stock (7)	97	3,888.89	N/A	N/A
Series I Preferred Stock (8)	63	2,811.11	N/A	N/A
Series J Preferred Stock (9)	18	29.80	N/A	N/A
(1) Dividends paid semi-annually until February 1, 2022 and quarterly thereafter.
(2) Series C Preferred Stock was redeemed on June 1, 2021. Prior to redemption, dividends paid quarterly and the final dividend was paid on June 1, 2021.
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
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the years ended December 31, 2021 or 2020. As of December 31, 2021, $1.8 billion remained on our existing authorization.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FOREIGN EXPOSURE

At December 31, 2021, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At December 31, 2021, the fair value of these holdings totaled $12.5 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.2 billion, France at $3.9 billion, and Sweden at $754 million. At December 31, 2020, the fair value of these holdings totaled $10.1 billion, with the top three exposures being to issuers and counterparties domiciled in France at $6.7 billion, Germany at $1.2 billion, and Canada at $880 million. In addition, Schwab had outstanding margin loans to foreign residents of $3.3 billion and $2.2 billion at December 31, 2021 and 2020, respectively.

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

Business Combinations

We have accounted for our acquisitions using the acquisition method of accounting. The acquisition method requires us to make significant estimates and assumptions, especially at the acquisition date as we allocate the purchase price to the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. We also use our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward looking views of our businesses, client behavior, and market conditions. In our acquisitions, we have also recognized goodwill at the amount by which the purchase price paid exceeds the fair value of the net assets acquired. See Item 8 – Notes 2 and 3 for more information on our valuation methods and the results of applying the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed, and, where relevant, the estimated remaining useful lives.

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Item 8 – Note 2. One of our reporting units has an immaterial amount of goodwill. The results of the 2021 annual goodwill impairment testing for our other two reporting units indicated that the estimated fair values substantially exceeded their carrying amounts.

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

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Year Ended December 31,
	2021	2020	2019
Total expenses excluding interest (GAAP)	$10,807	$7,391	$5,873
Acquisition and integration-related costs (1)	(468)	(442)	(26)
Amortization of acquired intangible assets	(615)	(190)	(27)
Adjusted total expenses (non-GAAP)	$9,724	$6,759	$5,820
(1) Acquisition and integration-related costs for 2021 primarily consist of $283 million of compensation and benefits, $132 million of professional services, and $39 million of occupancy and equipment. Acquisition and integration-related costs for 2020 primarily consist of $235 million of compensation and benefits, $158 million of professional services, and $30 million of other expense. Substantially all acquisition and integration-related costs for 2019 are included in professional services expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Year Ended December 31,
	2021		2020		2019
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$5,360	$2.83	$3,043	$2.12	$3,526	$2.67
Acquisition and integration-related costs	468.25		442.31		26.02
Amortization of acquired intangible assets	615.32		190.13		27.02
Income tax effects (1)	(268)	(.15)	(154)	(.11)	(13)	(.01)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$6,175	$3.25	$3,521	$2.45	$3,566	$2.70
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Year Ended December 31,
	2021	2020	2019
Return on average common stockholders’ equity (GAAP)	11%	9%	19%
Average common stockholders’ equity	$47,318	$33,640	$18,415
Less: Average goodwill	(11,952)	(6,590)	(1,227)
Less: Average acquired intangible assets — net	(9,685)	(5,059)	(140)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,919	1,005	67
Average tangible common equity	$27,600	$22,996	$17,115
Adjusted net income available to common stockholders (1)	$6,175	$3,521	$3,566
Return on tangible common equity (non-GAAP)	22%	15%	21%
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

THE CHARLES SCHWAB CORPORATION

Item 8.     Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2021	2020	2019
Net Revenues
Interest revenue	$8,506	$6,531	$7,580
Interest expense	(476)	(418)	(1,064)
Net interest revenue	8,030	6,113	6,516
Asset management and administration fees (1)	4,274	3,475	3,211
Trading revenue	4,152	1,416	752
Bank deposit account fees	1,315	355	—
Other	749	332	242
Total net revenues	18,520	11,691	10,721
Expenses Excluding Interest
Compensation and benefits	5,450	3,954	3,320
Professional services	994	843	702
Occupancy and equipment	976	703	559
Advertising and market development	485	326	307
Communications	587	353	253
Depreciation and amortization	549	414	322
Amortization of acquired intangible assets	615	190	27
Regulatory fees and assessments	275	163	122
Other	876	445	261
Total expenses excluding interest	10,807	7,391	5,873
Income before taxes on income	7,713	4,300	4,848
Taxes on income	1,858	1,001	1,144
Net Income	5,855	3,299	3,704
Preferred stock dividends and other	495	256	178
Net Income Available to Common Stockholders	$5,360	$3,043	$3,526
Weighted-Average Common Shares Outstanding:
Basic	1,887	1,429	1,311
Diluted	1,897	1,435	1,320
Earnings Per Common Shares Outstanding (2):
Basic	$2.84	$2.13	$2.69
Diluted	$2.83	$2.12	$2.67
(1) Includes fee waivers of $326 million and $127 million for the years ended December 31, 2021 and 2020, respectively.
(2) For the years ended December 31, 2021 and 2020, the Company had voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Notes 19 and 25 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2021	2020	2019
Net income	$5,855	$3,299	$3,704
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	(8,521)	6,961	430
Other reclassifications included in other revenue	(4)	(4)	(6)
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	—	—	36
Other	(11)	8	(14)
Other comprehensive income (loss), before tax	(8,536)	6,965	446
Income tax effect	2,033	(1,659)	(106)
Other comprehensive income (loss), net of tax	(6,503)	5,306	340
Comprehensive Income (Loss)	$(648)	$8,605	$4,044

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2021	2020
Assets
Cash and cash equivalents	$62,975	$40,348
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $13,096 and $14,904 at December 31, 2021 and 2020, respectively)	53,949	50,399
Receivables from brokerage clients — net	90,565	64,440
Available for sale securities (amortized cost of $391,482 and $330,248 at December 31, 2021 and 2020, respectively)	390,054	337,400
Bank loans — net	34,636	23,813
Equipment, office facilities, and property — net	3,442	2,883
Goodwill	11,952	11,952
Acquired intangible assets — net	9,379	9,991
Other assets	10,318	7,783
Total assets	$667,270	$549,009
Liabilities and Stockholders’ Equity
Bank deposits	$443,778	$358,022
Payables to brokerage clients	125,671	104,201
Accrued expenses and other liabilities	17,791	17,094
Short-term borrowings	4,855	—
Long-term debt	18,914	13,632
Total liabilities	611,009	492,949
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $10,100 and $7,850 at December 31, 2021 and 2020, respectively	9,954	7,733
Common stock — 3 billion shares authorized; $.01 par value per share; 1,994,895,180 shares issued at December 31, 2021 and 2020	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 79,293,695 shares issued at December 31, 2021 and 2020	1	1
Additional paid-in capital	26,741	26,515
Retained earnings	25,992	21,975
Treasury stock, at cost — 180,959,274 and 193,577,648 shares at December 31, 2021 and 2020, respectively	(5,338)	(5,578)
Accumulated other comprehensive income (loss)	(1,109)	5,394
Total stockholders’ equity	56,261	56,060
Total liabilities and stockholders’ equity	$667,270	$549,009

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Nonvoting Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock					Retained Earnings	Treasury Stock, at cost
		Shares	Amount	Shares	Amount					Total
Balance at December 31, 2018	$2,793	1,488	$15	—	$—	$4,499	$17,329	$(3,714)	$(252)	$20,670
Net income	—	—	—	—	—	—	3,704	—	—	3,704
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	340	340
Dividends declared on preferred stock	—	—	—	—	—	—	(161)	—	—	(161)
Dividends declared on common stock — $.68 per share	—	—	—	—	—	—	(899)	—	—	(899)
Repurchase of common stock	—	—	—	—	—	—	—	(2,220)	—	(2,220)
Stock option exercises and other	—	—	—	—	—	(56)	—	174	—	118
Share-based compensation	—	—	—	—	—	171	—	—	—	171
Other	—	—	—	—	—	42	(13)	(7)	—	22
Balance at December 31, 2019	2,793	1,488	15	—	—	4,656	19,960	(5,767)	88	21,745
Net income	—	—	—	—	—	—	3,299	—	—	3,299
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	5,306	5,306
Acquisition of TD Ameritrade	—	509	5	77	1	21,757	—	(5)	—	21,758
Issuance of preferred stock, net	4,940	—	—	—	—	—	—	—	—	4,940
Dividends declared on preferred stock	—	—	—	—	—	—	(240)	—	—	(240)
Dividends declared on common stock — $.72 per share	—	—	—	—	—	—	(1,040)	—	—	(1,040)
Stock option exercises and other	—	—	—	—	—	(121)	—	200	—	79
Share-based compensation	—	—	—	—	—	192	—	—	—	192
Other	—	(2)	—	2	—	31	(4)	(6)	—	21
Balance at December 31, 2020	7,733	1,995	20	79	1	26,515	21,975	(5,578)	5,394	56,060
Net income	—	—	—	—	—	—	5,855	—	—	5,855
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(6,503)	(6,503)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(456)	—	—	(456)
Dividends declared on common stock — $.72 per share	—	—	—	—	—	—	(1,367)	—	—	(1,367)
Stock option exercises and other	—	—	—	—	—	(84)	—	305	—	221
Share-based compensation	—	—	—	—	—	229	—	—	—	229
Other	—	—	—	—	—	81	—	(65)	—	16
Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2021	2020	2019
Cash Flows from Operating Activities
Net income	$5,855	$3,299	$3,704
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	254	204	183
Depreciation and amortization	549	414	322
Amortization of acquired intangible assets	615	190	27
Provision (benefit) for deferred income taxes	53	(138)	2
Premium amortization, net, on available for sale securities	2,346	1,586	446
Other	372	349	199
Net change in:
Investments segregated and on deposit for regulatory purposes	(3,398)	(10,208)	(977)
Receivables from brokerage clients	(26,168)	(14,609)	(125)
Other assets	(1,152)	4	(709)
Payables to brokerage clients	21,470	22,909	6,494
Accrued expenses and other liabilities	1,322	2,852	(241)
Net cash provided by (used for) operating activities	2,118	6,852	9,325
Cash Flows from Investing Activities
Purchases of available for sale securities	(171,732)	(202,171)	(31,815)
Proceeds from sales of available for sale securities	13,306	4,801	24,495
Principal payments on available for sale securities	94,912	63,247	21,616
Purchases of held to maturity securities	—	—	(19,441)
Principal payments on held to maturity securities	—	—	19,606
Net change in bank loans	(10,845)	(5,675)	(1,730)
Cash acquired in acquisitions, net of cash paid	—	14,748	—
Purchases of equipment, office facilities, and property	(916)	(631)	(708)
Purchases of Federal Home Loan Bank stock	—	(26)	(27)
Proceeds from sales of Federal Home Loan Bank stock	—	32	24
Purchases of Federal Reserve stock	(245)	(191)	—
Other investing activities	(143)	15	(56)
Net cash provided by (used for) investing activities	(75,663)	(125,851)	11,964
Cash Flows from Financing Activities
Net change in bank deposits	85,756	137,928	(11,329)
Proceeds from commercial paper and secured lines of credit	11,107	1,234	1,400
Repayment of commercial paper and secured lines of credit	(6,255)	(1,234)	(1,400)
Issuance of long-term debt	7,036	3,070	593
Repayment of long-term debt	(1,822)	(700)	—
Repurchases of common stock	—	—	(2,220)
Net proceeds from preferred stock offerings	2,806	4,940	—
Redemption of preferred stock	(600)	—	—
Dividends paid	(1,822)	(1,280)	(1,060)
Proceeds from stock options exercised	221	79	118
Other financing activities	(104)	(55)	(41)
Net cash provided by (used for) financing activities	96,323	143,982	(13,939)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	22,778	24,983	7,350
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	70,560	45,577	38,227
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$93,338	$70,560	$45,577

Continued on following page.

THE CHARLES SCHWAB CORPORATION

Continued from previous page.

Year Ended December 31,	2021	2020	2019
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$—	$136,099	$8,771
Additions of equipment, office facilities, and property	$125	$110	$45
Acquisition of TD Ameritrade	$—	$21,758	$—
Non-cash financing activity:
Extinguishment of finance lease obligation through an assignment agreement	$—	$—	$52
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$501	$434	$1,075
Income taxes	$2,053	$803	$1,199
Amounts included in the measurement of lease liabilities	$212	$163	$133
Leased assets obtained in exchange for new operating lease liabilities	$89	$160	$97
Leased assets obtained in exchange for new finance lease liabilities	$109	$—	$—

December 31,	2021	2020	2019
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$62,975	$40,348	$29,345
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	30,363	30,212	16,232
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$93,338	$70,560	$45,577
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

Schwab’s securities broker-dealers have approximately 400 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore.

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

Effective October 6, 2020, the Company completed its acquisition of TDA Holding and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). Our consolidated financial statements include the results of operations and financial condition of TD Ameritrade beginning on October 6, 2020. See Note 3 for additional information on our acquisition of TD Ameritrade.

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

Investments in entities in which Schwab does not have a controlling financial interest are accounted for under the equity method of accounting when we have the ability to exercise significant influence over operating and financing decisions of the entity or by accounting policy for investments in certain types of limited liability entities. Investments in entities for which Schwab does not apply the equity method are generally carried at cost and adjusted for impairment and observable price changes of the identical or similar investments of the same issuer (adjusted cost method), except for certain investments in qualified affordable housing projects which are accounted for under the proportional amortization method. All equity method,

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

adjusted cost method, and proportional amortization method investments are included in other assets on the consolidated balance sheets.

2.    Summary of Significant Accounting Policies

Revenue recognition

Net interest revenue
Net interest revenue is not within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), because it is generated from financial instruments covered by various other areas of GAAP. Net interest revenue is the difference between interest generated on interest earning assets and interest paid on funding sources. Our primary interest earning assets include cash and cash equivalents; segregated cash and investments; margin loans; investment securities; and bank loans. Fees earned and incurred on securities borrowing and lending activities, which are conducted by the Company’s broker-dealer subsidiaries on assets held in client brokerage accounts, are also included in interest revenue and expense.

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

Schwab applies the practical expedient based on collateral maintenance provisions under ASC 326 Financial Instruments – Credit Losses (ASC 326), in estimating an allowance for credit losses for resale agreements. This practical expedient can be applied for financial assets with collateral maintenance provisions requiring the borrower to continually adjust the amount of the collateral securing the financial assets as a result of fair value changes in the collateral. In accordance with the practical expedient, when the Company reasonably expects that borrowers (or counterparties, as applicable) will replenish the collateral as required, there is no expectation of credit losses when the collateral’s fair value is greater than the amortized cost of the financial asset. If the amortized cost exceeds the fair value of collateral, then credit losses are estimated only on the unsecured portion.

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

Other securities owned at fair value

Other securities owned are included in other assets on the consolidated balance sheets and recorded at fair value based on quoted market prices or other observable market data. Unrealized gains and losses are included in earnings. Client-held fractional shares are included in other securities owned for client positions for which off-balance sheet treatment pursuant to ASC 940 Financial Services – Brokers and Dealers is not applicable and the derecognition criteria in ASC 860 Transfers and Servicing, are not met. These client-held fractional shares have related repurchase liabilities that are accounted for at fair value

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

with unrealized gains and losses included in earnings. See Fair values of assets and liabilities below in this Note 2 for further information on these repurchase liabilities.

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

Expected credit losses are forecast using a loan-level simulation of the delinquency status of the loans over the term of the loans. The simulation starts with the current relevant risk indicators, including the current delinquent status of each loan, the estimated current LTV ratio of each loan, the term and structure of each loan, borrower FICO scores, and current key interest rates including U.S. Treasury, SOFR, and LIBOR rates. The more significant variables in the simulation include delinquency roll rates, loss severity, housing prices, interest rates, and the unemployment rate. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience adjusted for current trends and market information, which includes current and forecasted conditions. Loss severity (i.e., loss given default) estimates are based on our historical loss experience and market trends, both current and forecasted. The loss severity estimate used in the allowance for credit loss methodology for HELOCs is higher than that used in the methodology for First Mortgages. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. The unemployment rate forecast is typically based on the recent consensus of regularly published economic surveys. Linear interpolation is applied to revert to long-term trends after the reasonable and supportable forecast period.

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

Equipment, office facilities, and property acquired in a business combination are recognized at their estimated fair values as of the date of acquisition. The fair values of real property, personal property, construction in progress, and land acquired are estimated using a sales comparison and cost approach, including consideration of functional and economic obsolescence. The Company determined the weighted-average useful lives of the assets based on the current condition and expected future use of the assets as of the date of acquisition.

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

Intangible assets acquired in a business combination are recognized at their estimated fair values as of the date of acquisition. The fair values of the intangible assets acquired in the TD Ameritrade and USAA-IMCO acquisitions were determined using the following valuation methods:

Acquired intangible asset	Acquisition	Method
Client relationships	TD Ameritrade, USAA-IMCO	Multi-period excess earnings
Trade names	TD Ameritrade	Relief from royalty
Royalty-free license	USAA-IMCO	Relief from royalty
Brokerage referral agreement	USAA-IMCO	With-and-without
Existing technology	TD Ameritrade	Cost

The multi-period excess earnings method starts with a forecast of all of the expected future net cash flows associated with the asset and the relief from royalty method starts with a forecast of the royalties saved by the Company because it owns the asset. The with-and-without method quantifies the difference between forecasted cash flows with the asset and without the asset. The forecasts are then adjusted to present value by applying an appropriate discount rate that reflects the risks associated with the cash flow streams. The cost approach uses replacement cost as an indicator of fair value.

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

Leases

The Company primarily has operating leases for corporate offices, branch locations, and server equipment and determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has also elected to not record leases acquired in a business combination on the balance sheet if the remaining term as of the acquisition date is 12 months or less. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease liability may include payments that depend on a rate or index (such as the Consumer Price Index), measured using the rate or index at the commencement date. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable. These payments are not recognized as part of the lease liability and are expensed in the period incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The amortization of finance lease ROU assets and the interest expense on finance lease liabilities are recognized over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Advertising and market development

Advertising and market development activities include the cost to produce and distribute marketing campaigns as well as client incentives and discounts. Where it applies to these costs, the Company’s accounting policy is to expense when incurred.

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

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include: certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, AFS securities, and certain other assets and accrued expenses and other liabilities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets, and we generally obtain prices from three independent third-party pricing sources for such assets recorded at fair value.

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

Liabilities measured at fair value on a recurring basis include repurchase liabilities related to client-held fractional shares of equities, ETFs, and other securities. See Other securities owned at fair value above in this Note 2 for the treatment of client-held fractional shares. The Company has elected the fair value option pursuant to ASC 825 Financial Instruments for the repurchase liabilities to match the measurement and accounting of the related client-held fractional shares. The fair values of the repurchase liabilities are based on quoted market prices or other observable market data consistent with the related client-held fractional shares. Unrealized gains and losses on client-held fractional shares offset the unrealized gains and losses on the corresponding repurchase liabilities, resulting in no impact to the consolidated statements of income. The Company’s liabilities to repurchase client-held fractional shares do not have credit risk, and, as a result, the Company has not recognized any gains or losses in the consolidated statements of income or comprehensive income attributable to instrument-specific credit risk for these repurchase liabilities. The repurchase liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.

New Accounting Standards

No new accounting standards that are material to the Company were adopted during the year ended December 31, 2021. There are currently no new accounting standards not yet adopted that are material to the Company.

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

In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and approximately 77 million shares of nonvoting common stock, as described below. Subsequently, TD Bank and its affiliates exchanged common stock for nonvoting common stock and held approximately 79 million shares of nonvoting common stock as of December 31, 2021. For further details on the new class of nonvoting common stock, see Note 19.

The fair value of the purchase price transferred upon completion of the acquisition includes the fair value of CSC common stock and nonvoting common stock that was issued to TD Ameritrade stockholders, as well as the fair value of assumed TD Ameritrade equity awards attributable to pre-combination services.

The purchase price was calculated as follows:

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

The Company accounted for the TD Ameritrade acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values, except for certain exceptions to the recognition principle of acquisition accounting, such as leases, share-based payments, and income taxes, as of the date of acquisition. Information regarding the acquisition is final and there were no adjustments to the provisional purchase price and fair value estimates presented in the 2020 Form 10-K.

The following table summarizes the purchase price, fair values of the assets acquired and liabilities assumed, and resulting goodwill as of the October 6, 2020 acquisition date.

Purchase price	$21,758
Fair value of assets acquired:
Cash and cash equivalents	3,484
Cash and investments segregated and on deposit for regulatory purposes	14,236
Receivables from brokerage clients	28,009
Available for sale securities	1,779
Acquired intangible assets	8,880
Equipment, office facilities, and property	470
Other assets	3,088
Total assets acquired	59,946
Fair value of liabilities assumed:
Payables to brokerage clients	37,599
Accrued expenses and other liabilities	6,975
Long-term debt	3,829
Total liabilities assumed	48,403
Fair value of net identifiable assets acquired	11,543
Goodwill	10,215

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The identifiable tangible and intangible assets of $470 million and $8.9 billion, respectively, are subject to depreciation and amortization. The following table summarizes the major classes of tangible and intangible assets and their respective fair values and weighted-average useful lives:

	Fair Value	Weighted-Average Useful Life (Years)
Equipment, office facilities, and property
Real property (1)	$226	37
Personal property (2)	162	2
Construction in progress	49	N/A
Land	33	N/A
Total equipment, office facilities, and property	$470

Acquired intangible assets
Client relationships	$8,700	20
Existing technology	165	2
Trade names	15	2
Total acquired intangible assets	$8,880
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

The Company accounted for the USAA-IMCO acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition. During the three months ended September 30, 2020, we made a $43 million post-closing adjustment to the purchase price resulting in reductions of $9 million and $34 million to our initial estimates of the fair value of the intangible assets acquired and goodwill, respectively. The Company finalized the valuation of assets and liabilities during the three months ended December 31, 2020, resulting in no additional adjustments to the estimated fair values as of the date of acquisition.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the purchase price, fair values of the assets acquired and liabilities assumed, and resulting goodwill as of the May 26, 2020 acquisition date, adjusted for the post-closing adjustments described above.

Purchase price	$1,581
Fair value of assets acquired:
Cash segregated and on deposit for regulatory purposes	4,392
Receivables from brokerage clients	80
Acquired intangible assets	1,109
Total assets acquired	5,581
Fair value of liabilities assumed:
Payables to brokerage clients	4,472
Total liabilities assumed	4,472
Fair value of net identifiable assets acquired	$1,109
Goodwill	$472

The identifiable intangible assets of $1.1 billion are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective fair values and weighted-average useful lives:

	Fair Value	Weighted-Average Useful Life (Years)
Customer relationships	$962	18
Brokerage referral agreement (1)	142	20
Royalty-free license	5	7
Total acquired intangible assets	$1,109
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

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the TD Ameritrade and USAA-IMCO acquisitions had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs, amortization and depreciation of acquired intangible and tangible assets, the impact of the amended IDA agreement which reduced the service fee on client cash deposits held at the TD Depository Institutions to 15 basis points from the 25 basis points paid by TD Ameritrade under its previous IDA agreement, and other immaterial adjustments for the effects of purchase accounting, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisitions. Pro forma net income for the year ended December 31, 2020 excludes after-tax acquisition costs for both Schwab and the acquirees of $156 million. These costs and after-tax acquisition costs of $40 million incurred in 2019 by Schwab and the acquirees are included in pro forma net income for the year ended December 31, 2019.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the TD Ameritrade and USAA-IMCO acquisitions been completed as of January 1, 2019.

	Year Ended December 31,

	2020	2019
Total net revenues	$16,617	$16,897
Net income available to common stockholders	4,617	5,121

4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2021	2020	2019
Net interest revenue
Cash and cash equivalents	$40	$120	$518
Cash and investments segregated	24	141	345
Receivables from brokerage clients	2,455	848	821
Available for sale securities	4,641	4,537	1,560
Held to maturity securities	—	—	3,591
Bank loans	620	545	584
Securities lending revenue	720	334	147
Other interest revenue	6	6	14
Interest revenue	8,506	6,531	7,580
Bank deposits	(54)	(93)	(700)
Payables to brokerage clients	(9)	(12)	(79)
Short-term borrowings	(9)	—	—
Long-term debt	(384)	(289)	(258)
Securities lending expense	(24)	(33)	(38)
Other interest expense	4	9	11
Interest expense	(476)	(418)	(1,064)
Net interest revenue	8,030	6,113	6,516
Asset management and administration fees
Mutual funds, ETFs, and CTFs	1,961	1,770	1,747
Advice solutions	1,993	1,443	1,198
Other	320	262	266
Asset management and administration fees	4,274	3,475	3,211
Trading revenue
Commissions	2,050	739	549
Order flow revenue	2,053	621	135
Principal transactions	49	56	68
Trading revenue	4,152	1,416	752
Bank deposit account fees	1,315	355	—
Other	749	332	242
Total net revenues	$18,520	$11,691	$10,721

For a summary of revenue provided by our reportable segments, see Note 24. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.    Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2021	2020
Receivables
Margin loans	$87,365	$60,865
Other brokerage receivables	3,200	3,575
Receivables from brokerage clients — net (1)	$90,565	$64,440
Payables
Interest-bearing payables	$107,551	$84,642
Non-interest-bearing payables	18,120	19,559
Payables to brokerage clients	$125,671	$104,201
(1) The allowance for credit losses for receivables from brokerage clients and related activity were immaterial for all periods presented.

At December 31, 2021 and 2020, approximately 17% of total CS&Co and TD Ameritrade, Inc. client accounts were located in California.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS investment securities are as follows:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$335,803	$3,141	$4,589	$334,355
U.S. Treasury securities	21,394	13	125	21,282
Asset-backed securities (1)	17,547	79	80	17,546
Corporate debt securities (2)	12,310	143	109	12,344
U.S. state and municipal securities	1,611	81	5	1,687
Non-agency commercial mortgage-backed securities	1,170	20	—	1,190
Certificates of deposit	1,000	—	1	999
Foreign government agency securities	425	—	—	425
Commercial paper	200	—	—	200
Other	22	4	—	26
Total available for sale securities	$391,482	$3,481	$4,909	$390,054

December 31, 2020
Available for sale securities
U.S. agency mortgage-backed securities	$283,911	$7,005	$563	$290,353
Asset-backed securities (1)	18,808	174	84	18,898
Corporate debt securities (2)	12,408	388	—	12,796
U.S. Treasury securities	10,631	25	—	10,656
U.S. state and municipal securities	1,544	153	—	1,697
Foreign government agency securities	1,411	2	—	1,413
Non-agency commercial mortgage-backed securities	1,213	52	—	1,265
Certificates of deposit	300	—	—	300
Other	22	—	—	22
Total available for sale securities	$330,248	$7,799	$647	$337,400
(1) Approximately 58% and 51% of asset-backed securities held as of December 31, 2021 and 2020, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 30% and 36% of the asset-backed securities held as of December 31, 2021 and 2020, respectively.
(2) As of December 31, 2021 and 2020 approximately 31% and 46%, respectively of the total AFS in corporate debt securities were issued by institutions in the financial services industry.

On January 1, 2019 the Company transferred certain U.S. agency mortgage-backed securities with a fair value of $8.8 billion from the HTM category to the AFS category as permitted by ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). This transfer resulted in a net of tax increase to AOCI of $19 million.

In October 2019, the Federal Reserve issued a final enhanced prudential standards rule, and the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC jointly issued a final regulatory capital and liquidity rule. With total consolidated assets of $294.0 billion at December 31, 2019, CSC was designated as a Category III firm pursuant to the framework established by the final rules. Accordingly, the Company opted to exclude AOCI from its regulatory capital as permitted by the regulatory capital and liquidity rule beginning January 1, 2020. In accordance with ASC 320 Investment – Debt Securities and as of January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $134.7 billion and a total net unrealized gain of $1.4 billion.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

In January 2022, the Company transferred $108.8 billion of U.S. agency mortgage-backed securities with a total net unrealized loss at the time of transfer of $2.4 billion from the AFS category to the HTM category.

At December 31, 2021, our banking subsidiaries had pledged securities with a fair value of $49.6 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 13). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $12.0 billion as collateral for this facility at December 31, 2021. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.3 billion at December 31, 2021.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$186,955	$3,216	$38,007	$1,373	$224,962	$4,589
U.S. Treasury securities	16,658	125	21	—	16,679	125
Asset-backed securities	6,093	58	2,708	22	8,801	80
Corporate debt securities	4,713	99	197	10	4,910	109
Certificates of deposit	799	1	—	—	799	1
U.S. state and municipal securities	191	4	5	1	196	5
Total	$215,409	$3,503	$40,938	$1,406	$256,347	$4,909

December 31, 2020
Available for sale securities
U.S. agency mortgage-backed securities	$61,706	$551	$4,774	$12	$66,480	$563
Asset-backed securities	1,398	13	5,822	71	7,220	84
Total	$63,104	$564	$10,596	$83	$73,700	$647

At December 31, 2021, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Note 2. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the years ended December 31, 2021 and 2020. None of the Company’s AFS securities held as of December 31, 2021 and 2020 had an allowance for credit losses. Prior to the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) on January 1, 2020, no amount was recognized as other-than-temporary impairment in earnings or other comprehensive income during the year ended December 31, 2019.

The Company had $683 million and $634 million of accrued interest receivable as of December 31, 2021 and 2020, respectively, for AFS securities. These amounts are excluded from the amortized cost basis of AFS securities and included in other assets on the consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS securities during the years ended December 31, 2021 and 2020.

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

The maturities of AFS investment securities are as follows:

December 31, 2021	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
U.S. agency mortgage-backed securities	$3,483	$20,916	$71,705	$238,251	$334,355
U.S. Treasury securities	4,049	14,569	2,664	—	21,282
Asset-backed securities	—	4,922	3,003	9,621	17,546
Corporate debt securities	1,634	6,443	4,267	—	12,344
U.S. state and municipal securities	23	150	1,010	504	1,687
Non-agency commercial mortgage-backed securities	—	—	—	1,190	1,190
Certificates of deposit	300	699	—	—	999
Foreign government agency securities	101	324	—	—	425
Commercial paper	200	—	—	—	200
Other	—	—	—	26	26
Total fair value	$9,790	$48,023	$82,649	$249,592	$390,054
Total amortized cost	$9,761	$47,336	$82,556	$251,829	$391,482
Weighted-average yield (1)	1.28%	1.89%	1.78%	1.11%	1.35%
(1) The weighted-average yield is computed using the amortized cost at December 31, 2021.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

Year Ended December 31,	2021	2020	2019
Proceeds	$13,306	$4,801	$24,495
Gross realized gains	40	5	16
Gross realized losses	36	1	10

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.    Bank Loans and Related Allowance for Credit Losses

The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

December 31, 2021	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$21,022	$41	$1	$26	$68	$21,090	$13	$21,077
HELOCs (1,2)	637	2	—	9	11	648	2	646
Total residential real estate	21,659	43	1	35	79	21,738	15	21,723
Pledged asset lines	12,698	3	8	—	11	12,709	—	12,709
Other	207	—	—	—	—	207	3	204
Total bank loans	$34,564	$46	$9	$35	$90	$34,654	$18	$34,636

December 31, 2020
Residential real estate:
First Mortgages (1,2)	$14,804	$27	$1	$72	$100	$14,904	$22	$14,882
HELOCs (1,2)	823	1	1	17	19	842	5	837
Total residential real estate	15,627	28	2	89	119	15,746	27	15,719
Pledged asset lines	7,901	10	5	—	15	7,916	—	7,916
Other	181	—	—	—	—	181	3	178
Total bank loans	$23,709	$38	$7	$89	$134	$23,843	$30	$23,813
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $91 million and $72 million at December 31, 2021 and 2020, respectively.
(2) At December 31, 2021 and 2020, 46% and 45%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2021 or 2020.

At December 31, 2021, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 13).

Changes in the allowance for credit losses on bank loans were as follows:

	December 31, 2021					December 31, 2020					December 31, 2019
	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of year	$22	$5	$27	$3	$30	$11	$4	$15	$3	$18	$14	$5	$19	2	$21
Adoption of ASU 2016-13	—	—	—	—	—	1	—	1	—	1	—	—	—	—	—
Charge-offs	—	—	—	(1)	(1)	—	—	—	—	—	—	—	—	—	—
Recoveries	—	1	1	—	1	1	—	1	—	1	1	1	2	—	2
Provision for credit losses	(9)	(4)	(13)	1	(12)	9	1	10	—	10	(4)	(2)	(6)	1	(5)
Balance at end of year	$13	$2	$15	$3	$18	$22	$5	$27	$3	$30	$11	$4	$15	$3	$18

As discussed in Note 2, PALs are subject to the collateral maintenance practical expedient under ASC 326. All PALs were fully collateralized by securities with fair values in excess of borrowings as of December 31, 2021 and 2020, respectively. Therefore, no allowance for credit losses for PALs as of those dates was required.

The economy continued to strengthen overall in 2021, however, COVID-19 has continued to affect the pace of recovery. Management’s macroeconomic outlook reflects continued moderate growth in home prices and lower unemployment anticipated over the near term. This macroeconomic outlook, along with the continued strong credit quality metrics in the bank loans portfolio, result in a lower modeled projection of loss rates compared to December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

December 31,	2021	2020
Nonaccrual loans (1)	$35	$89
Other real estate owned (2)	1	1
Total nonperforming assets	36	90
Troubled debt restructurings	—	1
Total nonperforming assets and troubled debt restructurings	$36	$91
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	pre-2017	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$1	$—	$—	$—	$1	$3	$—	$—	$—
620 – 679	34	25	5	1	6	19	90	—	2	2
680 – 739	1,306	524	146	41	98	215	2,330	61	60	121
≥740	11,649	4,454	1,049	165	354	996	18,667	308	217	525
Total	$12,990	$5,004	$1,200	$207	$458	$1,231	$21,090	$369	$279	$648
Origination LTV
≤70%	$11,234	$4,159	$948	$160	$351	$909	$17,761	$305	$199	$504
>70% – ≤90%	1,756	845	252	47	107	319	3,326	64	78	142
>90% – ≤100%	—	—	—	—	—	3	3	—	2	2
Total	$12,990	$5,004	$1,200	$207	$458	$1,231	$21,090	$369	$279	$648
Weighted Average Updated FICO
<620	$5	$2	$1	$—	$2	$12	$22	$2	$6	$8
620 – 679	96	69	19	7	8	30	229	6	14	20
680 – 739	1,265	421	115	24	53	149	2,027	51	39	90
≥740	11,624	4,512	1,065	176	395	1,040	18,812	310	220	530
Total	$12,990	$5,004	$1,200	$207	$458	$1,231	$21,090	$369	$279	$648
Estimated Current LTV (1)
≤70%	$11,707	$4,961	$1,196	$206	$455	$1,229	$19,754	$368	$277	$645
>70% – ≤90%	1,283	43	4	1	3	2	1,336	1	2	3
>90% – ≤100%	—	—	—	—	—	—	—	—	—	—
>100%	—	—	—	—	—	—	—	—	—	—
Total	$12,990	$5,004	$1,200	$207	$458	$1,231	$21,090	$369	$279	$648
Percent of Loans on Nonaccrual Status	0.03%	0.10%	0.03%	0.03%	0.03%	1.40%	0.12%	0.64%	2.33%	1.39%
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

At December 31, 2021, First Mortgage loans of $17.0 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 28% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 89% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At December 31, 2021 and 2020, Schwab had $57 million and $43 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the consolidated balance sheets.

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin.

The following table presents HELOCs converted to amortizing loans during each period presented:

December 31,	2021	2020
HELOCs converted to amortizing loans	$19	$26

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2021	Balance
Converted to an amortizing loan by period end	$279
Within 1 year	16
> 1 year – 3 years	72
> 3 years – 5 years	65
> 5 years	216
Total	$648

At December 31, 2021, $495 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2021, the borrowers on approximately 53% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2021	2020
Software	$2,524	$2,314
Buildings	1,640	1,444
Information technology and telecommunications equipment	679	509
Leasehold improvements	462	455
Construction in progress	429	325
Land	208	208
Other	388	295
Total equipment, office facilities, and property	6,330	5,550
Accumulated depreciation and amortization	(2,888)	(2,667)
Total equipment, office facilities, and property — net	$3,442	$2,883

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.    Goodwill and Acquired Intangible Assets

Acquired intangible assets and goodwill are detailed below:

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Client relationships	$10,089	$(908)	$9,181	$10,089	$(386)	$9,703
Technology	305	(197)	108	305	(112)	193
Trade names	116	(26)	90	113	(18)	95
Total acquired intangible assets	$10,510	$(1,131)	$9,379	$10,507	$(516)	$9,991

Estimated future annual amortization expense for acquired intangible assets as of December 31, 2021 is as follows:

2022	$596
2023	534
2024	518
2025	512
2026	508
Thereafter	6,630
Total	$9,298
Note: The above schedule excludes indefinite-lived intangible assets of $81 million.

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
Balance at December 31, 2019	$1,096	$131	$1,227
Goodwill acquired in TD Ameritrade acquisition	6,380	3,835	10,215
Goodwill acquired in other acquisitions	494	16	510
December 31, 2020	7,970	3,982	11,952
Goodwill acquired and other changes during the period	—	—	—
Balance at December 31, 2021	$7,970	$3,982	$11,952

See Note 3 for additional information on the Company’s acquisitions.

As of our annual testing date, we performed an assessment of each of the Company’s reporting units. Based on this analysis, we concluded that goodwill was not impaired. There were no indicators that goodwill was impaired after our annual testing date. Schwab did not recognize any goodwill impairment in any of the years presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

10.    Other Assets

The components of other assets are as follows:

December 31,	2021	2020
Other receivables from brokers, dealers, and clearing organizations	$2,475	$1,748
Receivables — interest, dividends, and other	1,615	1,180
Other securities owned at fair value (1)	1,584	687
Other investments (2)	1,526	1,019
Operating lease ROU assets	842	937
Customer contract receivables (3)	637	579
Securities borrowed	582	873
Capitalized contract costs	344	303
Other	713	457
Total other assets	$10,318	$7,783
(1) Includes fractional shares held in client brokerage accounts. Corresponding repurchase liabilities in an equal amount for these client-held fractional shares are included in accrued expenses and other liabilities on the consolidated balance sheet. See also Notes 2 and 18.
(2) Includes LIHTC investments and certain other CRA-related investments (see Note 11). This item also includes investments in FHLB stock of $29 million at December 31, 2021 and 2020, which are required to be held as a condition of borrowing with the FHLB (see Note 13) and can only be sold to the issuer at its par value. Any cash dividends received from investments in FHLB stock are recognized as interest revenue in the consolidated statements of income. CSB and CSPB are members of the Federal Reserve and as a condition of membership, are required to hold Federal Reserve stock. Other investments also includes investments in FRB stock of $436 million and $191 million at December 31, 2021 and 2020, respectively.
(3) Represents substantially all receivables from contracts with customers within the scope of ASC 606. Schwab does not have any other significant contract assets or contract liability balances as of December 31, 2021 or 2020.

Capitalized contract costs

Capitalized contract costs relate to incremental costs of obtaining a contract with a customer, including sales commissions paid to employees for obtaining contracts with clients, and are presented in the table above. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. Amortization expense related to capitalized contract costs was $69 million, $63 million, and $55 million during the years ended December 31, 2021, 2020, and 2019, respectively, which was recorded in compensation and benefits expense on the consolidated statements of income.

11.    Variable Interest Entities

As of December 31, 2021 and 2020, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s CRA-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During 2021, 2020, and 2019, CSB recorded amortization of $71 million, $56 million, and $39 million, respectively, and recognized tax credits and other tax benefits of $90 million, $69 million, and $47 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2021			December 31, 2020
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$915	$530	$915	$649	$344	$649
Other CRA investments (2)	161	—	211	118	—	152
Total	$1,076	$530	$1,126	$767	$344	$801
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2022 and 2025. During the years ended December 31, 2021, 2020, and 2019, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

12.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2021	2020
Interest-bearing deposits:
Deposits swept from brokerage accounts	$412,287	$332,513
Checking	22,786	17,785
Savings and other	7,234	6,739
Total interest-bearing deposits	442,307	357,037
Non-interest-bearing deposits	1,471	985
Total bank deposits	$443,778	$358,022

13.    Borrowings

CSC Senior Notes

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes.

TDA Holding Senior Notes

TDA Holding’s Senior Notes are unsecured obligations. TDA Holding may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table lists long-term debt by instrument outstanding as of December 31, 2021 and 2020.

	Date of	Principal Amount Outstanding
	Issuance	2021	2020
CSC Fixed-rate Senior Notes:
3.250% due May 21, 2021	05/22/18	$—	$600
3.225% due September 1, 2022	08/29/12	256	256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	—
3.750% due April 1, 2024 (1)	09/24/21	350	—
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025 (1)	09/24/21	418	—
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	—
3.200% due March 2, 2027	03/02/17	650	650
3.300% due April 1, 2027 (1)	09/24/21	744	—
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	—
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029 (1)	09/24/21	475	—
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	—
1.950% due December 1, 2031	08/26/21	850	—
CSC Floating-rate Senior Notes:
Three-month LIBOR + 0.32% due May 21, 2021	05/22/18	—	600
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	—
SOFR + 0.520% due May 13, 2026	05/13/21	500	—
Total CSC Senior Notes		17,768	9,881
TDA Holding Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	750	750
3.750% due April 1, 2024 (1)	11/01/18	50	400
3.625% due April 1, 2025 (1)	10/22/14	82	500
3.300% due April 1, 2027 (1)	04/27/17	56	800
2.750% due October 1, 2029 (1)	08/16/19	25	500
TDA Holding Floating-rate Senior Notes:
Three-month LIBOR + 0.43% due November 1, 2021	11/01/18	—	600
Total TDA Holding Senior Notes		963	3,550
Finance lease liabilities		94	6
Unamortized premium — net		180	249
Debt issuance costs		(91)	(54)
Total long-term debt		$18,914	$13,632
(1) During 2021, we completed an offer to exchange certain senior notes issued by TDA Holding for senior notes issued by CSC. Of the approximately $2.2 billion in aggregate principal amount of TDA Holding’s senior notes offered in the exchange, 90%, or approximately $2.0 billion, were tendered and accepted. The new senior notes issued by CSC have the same interest rates and maturity dates as the TDA Holding senior notes. The $213 million not exchanged remained outstanding across four series of senior notes issued by TDA Holding. The debt exchange was treated as a debt modification for accounting purposes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on all long-term debt outstanding at December 31, 2021, are as follows:

Maturities
2022	$1,036
2023	829
2024	3,673
2025	2,237
2026	3,100
Thereafter	7,950
Total maturities	18,825
Unamortized premium — net	180
Debt issuance costs	(91)
Total long-term debt	$18,914

Short-term borrowings: CSC has the ability to issue up to $5.0 billion of commercial paper notes ($1.5 billion at December 31, 2020) with maturities of up to 270 days. CSC had $3.0 billion of commercial paper notes outstanding at December 31, 2021 and none outstanding at December 31, 2020. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.5 billion; no amounts were outstanding as of December 31, 2021 or 2020.

Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of December 31, 2021 and 2020, the collateral pledged provided a total borrowing capacity of $63.5 billion and $55.1 billion, respectively, of which no amounts were outstanding at the end of either year.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of December 31, 2021 and 2020, our collateral pledged provided total borrowing capacity of $12.0 billion and $7.9 billion, respectively, of which no amounts were outstanding at the end of either year.

Our banking subsidiaries may engage with external banks in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had no borrowings outstanding pursuant to such repurchase agreements at December 31, 2021 or 2020.

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $1.9 billion outstanding under the secured uncommitted lines of credit as of December 31, 2021. There were no borrowings outstanding under these secured uncommitted lines of credit as of December 31, 2020. See Note 17 for additional information.

TDAC maintains a senior unsecured committed revolving credit facility with an aggregate borrowing capacity of $600 million, which matures in April 2022. Additionally, at December 31, 2020, TDAC maintained an $850 million unsecured committed revolving credit facility which matured in April 2021 and was not renewed. There were no borrowings outstanding under the TDAC senior revolving facilities as of December 31, 2021 or December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

14.    Leases

The following table details the amounts and locations of operating lease assets and liabilities on the consolidated balance sheet:

December 31,		2021	2020
Lease assets:	Balance Sheet Classification
Operating lease ROU assets	Other assets	$842	$937
Lease liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$932	$1,033

The Company had immaterial sublease income for the years ended December 31, 2021 and 2020.

The components of lease expense are as follows:

Year Ended December 31,	2021	2020	2019
Lease Cost
Operating lease cost (1)	$220	$166	$137
Variable lease cost (2)	48	34	34
(1) Includes an immaterial amount attributable to short-term leases.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that is reflected in the lease liability and what is actually incurred.

The following tables present supplemental operating lease information:

December 31,	2021	2020
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.63	7.02
Weighted-average discount rate	2.48%	2.86%

Maturity of Lease Liabilities	Operating Leases (1)
2022	$191
2023	185
2024	149
2025	128
2026	103
Thereafter	257
Total lease payments	1,013
Less: Interest	81
Present value of lease liabilities	$932
(1) Operating lease payments exclude $40 million of legally binding minimum lease payments for leases signed, but not yet commenced. These leases will commence between 2022 and 2023 with lease terms of five years to 15 years.

The Company had finance lease ROU assets included in equipment, office facilities, and property – net of $93 million and finance lease liabilities of $94 million included in long-term debt on the consolidated balance sheet as of December 31, 2021. Finance leases were immaterial as of December 31, 2020.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

15.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®), formerly known as Quicken Loans, LLC. Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $14.0 billion and $8.7 billion during 2021 and 2020, respectively. CSB purchased HELOCs with commitments of $418 million and $458 million during 2021 and 2020, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

December 31,	2021	2020
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$6,193	$8,141
Commitments to purchase First Mortgage loans	1,824	1,917
Total	$8,017	$10,058

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby LOCs, in favor of the Options Clearing Corporation, which are issued by several banks. At December 31, 2021, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at December 31, 2021. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

The Company also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the amounts it has posted as collateral. The Company also engages third-party firms to clear clients’ futures and options on futures transactions and to facilitate clients’ foreign exchange trading, and has agreed to indemnify these firms for losses that they may incur from the client transactions introduced to them by the Company. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

IDA agreement: The Company’s IDA agreement with the TD Depository Institutions became effective on October 6, 2020. The IDA agreement creates responsibilities of the Company and certain contingent obligations. Pursuant to the IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Though unlikely, in the event the sweep arrangement fee computation were to result in a negative amount in any given month, Schwab would be required to pay the TD Depository Institutions.

The IDA agreement also provides that, as of July 1, 2021, Schwab has the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the IDA agreement, including the requirement that Schwab can only move IDA balances designated as floating-rate obligations. In addition, Schwab also must maintain a minimum $50 billion IDA balance through June 2031, and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026.

The total ending IDA balance was $147.2 billion as of December 31, 2021, and $154.1 billion as of December 31, 2020. Were IDA balances to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program. Through December 31, 2021, Schwab had moved $10.1 billion of IDA balances to its balance sheet, which included uninsured balances and certain international account balances. Subsequent to December 31, 2021, the Company moved approximately $10 billion of additional IDA balances to its balance sheet.

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

Schwab Intelligent Portfolios® SEC Investigation: As disclosed on July 1, 2021, the Company has been responding to an enforcement investigation by the SEC arising from a compliance examination and concerning historic disclosures related to the Schwab Intelligent Portfolios digital advisory solution. In connection with a tentative agreement reached with SEC staff to resolve the matter, financial results for 2021 included a liability and related non-deductible charge of approximately $200 million. Completion of any settlement is always contingent on a vote of the Commission. The Company continues to cooperate with SEC staff with the goal of fully resolving the matter.

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

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Plaintiffs filed a motion for class certification on April 30, 2021, and in a decision on October 27, 2021, the court denied the motion and held that certification of a class action is inappropriate. Plantiffs sought review of the order denying class certification by the Ninth Circuit Court of Appeals, which was denied, and on February 3, 2022, plantiffs filed a motion for reconsideration of that denial, which is pending.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. On September 14, 2018, the District Court granted plaintiff’s motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiffs have renewed their motion for class certification with the District Court, and a motion by defendants to compel the case to arbitration was denied by the District Court as premature.

16.    Exit and Other Related Liabilities

As a result of the significant growth seen beginning in late 2020 and early 2021 across key client volume metrics, including the number of active brokerage accounts, clients’ daily average trades, and peak daily trades, the Company determined in 2021 to increase the scope of technology work related to the integration of TD Ameritrade. In 2021, we commenced greater technology build-out to support the expanded volumes of our combined client base. Based on our current integration plans and expanded scope of technology work, the Company continues to expect to complete client conversion within 30 to 36 months from the October 6, 2020 acquisition date.

To achieve our integration objectives, the Company expects to recognize significant additional acquisition and integration-related costs and capital expenditures throughout the integration process. Such acquisition and integration-related costs have included, and are expected to continue to include, professional fees, such as legal, advisory, and accounting fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements.

The Company’s acquisition and integration-related spending also includes exit and other related costs, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures such as accelerated amortization and depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending, and support the Company’s ability to achieve integration objectives including expected synergies.

Our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the expected duration and complexity of the integration process and the continued uncertainty of the current economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, as well as increased real estate-related exit cost variability due to the effects of the COVID-19 pandemic including changes in remote working trends.

Inclusive of costs recognized through December 31, 2021, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $650 million to $1 billion, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the years ended December 31, 2021 and 2020, the Company recognized $108 million and $186 million for acquisition-related exit costs, respectively. The Company expects the remaining exit and other related costs will be incurred and charged to expense over the next 21 to 33 months; some costs are expected to be incurred after client conversion. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following is a summary of the activity in the Company’s exit and other related liabilities for the years ended December 31, 2021 and 2020:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2019	$—	$—	$—
Exit and other related liabilities assumed in business acquisition	18	5	23
Amounts recognized in expense (1)	138	38	176
Costs paid or otherwise settled	(70)	(19)	(89)
Balance at December 31, 2020 (2)	$86	$24	$110
Amounts recognized in expense (1)	66	17	83
Costs paid or otherwise settled	(124)	(34)	(158)
Balance at December 31, 2021 (2)	$28	$7	$35
(1) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are primarily included in compensation and benefits on the consolidated statements of income. The year ended December 31, 2021 includes a reduction of the liability resulting from changes in estimates of $9 million and $2 million in Investor Services and Advisor Services, respectively.
(2) Included in accrued and expenses and other liabilities on the consolidated balance sheets.

The following table summarizes the exit and other related costs recognized in expense for the year ended December 31, 2021:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$66	$—	$66	$17	$—	$17	$83
Occupancy and equipment	—	18	18	—	4	4	22
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$66	$21	$87	$17	$4	$21	$108
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased and other properties.

The following table summarizes the exit and other related costs recognized in expense for the year ended December 31, 2020:

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the exit and other related costs incurred from October 6, 2020 through December 31, 2021:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$204	$—	$204	$55	$—	$55	$259
Occupancy and equipment	—	24	24	—	5	5	29
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$204	$29	$233	$55	$6	$61	$294
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

17.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investment requirement. Schwab’s resale agreements as of December 31, 2021 and 2020 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $566 million and $852 million at December 31, 2021 and 2020, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
December 31, 2021
Assets
Resale agreements (1)	$13,096	$—	$13,096	$—	$(13,096)	(2)	$—
Securities borrowed (3)	582	—	582	(383)	(195)		4
Total	$13,678	$—	$13,678	$(383)	$(13,291)		$4
Liabilities
Securities loaned (4,5)	$7,158	$—	$7,158	$(383)	$(6,015)		$760
Secured short-term borrowings (6)	1,850	—	1,850	—	(1,850)		—
Total	$9,008	$—	$9,008	$(383)	$(7,865)		$760

December 31, 2020
Assets
Resale agreements (1)	$14,904	$—	$14,904	$—	$(14,904)	(2)	$—
Securities borrowed (3)	873	—	873	(673)	(195)		5
Total	$15,777	$—	$15,777	$(673)	$(15,099)		$5
Liabilities
Securities loaned (4,5)	$7,549	$—	$7,549	$(673)	$(6,049)		$827
Total	$7,549	$—	$7,549	$(673)	$(6,049)		$827
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At December 31, 2021 and 2020, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.4 billion and $15.2 billion, respectively.
(3) Included in other assets in the consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2021 and 2020.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities.
(6) Included in short-term borrowings in the consolidated balance sheets. See below for collateral pledged and Note 13 for additional information.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, as well as the fair value of securities that we had pledged to third parties under such regulations and from securities borrowed transactions:

December 31,	2021	2020
Fair value of client securities available to be pledged	$120,306	$84,006
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$16,829	$10,222
Fulfillment of client short sales	5,934	6,274
Securities lending to other broker-dealers	6,269	6,522
Collateral for short-term borrowings	2,390	—
Total collateral pledged to third parties	$31,422	$23,018
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $118 million as of December 31, 2021 and $183 million as of December 31, 2020.
(1)     Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2021 or 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

December 31, 2021	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$11,719	$—	$—	$11,719
Total cash equivalents	11,719	—	—	11,719
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	350	—	350
U.S. Government securities	—	36,349	—	36,349
Total investments segregated and on deposit for regulatory purposes	—	36,699	—	36,699
Available for sale securities:
U.S. agency mortgage-backed securities	—	334,355	—	334,355
U.S. Treasury securities	—	21,282	—	21,282
Asset-backed securities	—	17,546	—	17,546
Corporate debt securities	—	12,344	—	12,344
U.S. state and municipal securities	—	1,687	—	1,687
Non-agency commercial mortgage-backed securities	—	1,190	—	1,190
Certificates of deposit	—	999	—	999
Foreign government agency securities	—	425	—	425
Commercial paper	—	200	—	200
Other	—	26	—	26
Total available for sale securities	—	390,054	—	390,054
Other assets:
Equity, corporate debt, and other securities	854	59	—	913
Mutual funds and ETFs	636	—	—	636
State and municipal debt obligations	—	32	—	32
U.S. Government securities	—	3	—	3
Total other assets	1,490	94	—	1,584
Total assets	$13,209	$426,847	$—	$440,056
Accrued expenses and other liabilities	$1,354	$45	$—	$1,399
Total liabilities	$1,354	$45	$—	$1,399

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2020	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$11,159	$—	$—	$11,159
Total cash equivalents	11,159	—	—	11,159
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	550	—	550
U.S. Government securities	—	30,698	—	30,698
Total investments segregated and on deposit for regulatory purposes	—	31,248	—	31,248
Available for sale securities:
U.S. agency mortgage-backed securities	—	290,353	—	290,353
Asset-backed securities	—	18,898	—	18,898
Corporate debt securities	—	12,796	—	12,796
U.S. Treasury securities	—	10,656	—	10,656
U.S. state and municipal securities	—	1,697	—	1,697
Foreign government agency securities	—	1,413	—	1,413
Non-agency commercial mortgage-backed securities	—	1,265	—	1,265
Certificates of deposit	—	300	—	300
Other	—	22	—	22
Total available for sale securities	—	337,400	—	337,400
Other assets:
Mutual funds and ETFs	361	—	—	361
U.S. Government securities	—	253	—	253
State and municipal debt obligations	—	37	—	37
Equity, corporate debt, and other securities	7	29	—	36
Total other assets	368	319	—	687
Total	$11,527	$368,967	$—	$380,494

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$51,256	$51,256	$—	$—	$51,256
Cash and investments segregated and on deposit for regulatory purposes	17,246	4,151	13,095	—	17,246
Receivables from brokerage clients — net	90,560	—	90,560	—	90,560
Bank loans — net:
First Mortgages	21,077	—	21,027	—	21,027
HELOCs	646	—	668	—	668
Pledged asset lines	12,709	—	12,709	—	12,709
Other	204	—	204	—	204
Total bank loans — net	34,636	—	34,608	—	34,608
Other assets	3,561	—	3,561	—	3,561
Liabilities
Bank deposits	$443,778	$—	$443,778	$—	$443,778
Payables to brokerage clients	125,671	—	125,671	—	125,671
Accrued expenses and other liabilities	8,327	—	8,327	—	8,327
Short-term borrowings	4,855	—	4,855	—	4,855
Long-term debt	18,820	—	19,383	—	19,383

December 31, 2020	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$29,189	$29,189	$—	$—	$29,189
Cash and investments segregated and on deposit for regulatory purposes	19,143	4,212	14,931	—	19,143
Receivables from brokerage clients — net	64,436	—	64,436	—	64,436
Bank loans — net:
First Mortgages	14,882	—	15,305	—	15,305
HELOCs	837	—	838	—	838
Pledged asset lines	7,916	—	7,916	—	7,916
Other	178	—	178	—	178
Total bank loans — net	23,813	—	24,237	—	24,237
Other assets	2,883	—	2,883	—	2,883
Liabilities
Bank deposits	$358,022	$—	$358,022	$—	$358,022
Payables to brokerage clients	104,201	—	104,201	—	104,201
Accrued expenses and other liabilities	8,263	—	8,263	—	8,263
Long-term debt	13,626	—	14,829	—	14,829

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.    Stockholders’ Equity

Except in connection with the 2020 acquisition of TD Ameritrade as described below, CSC did not issue shares of common stock through external offerings during the years ended December 31, 2021, 2020 or 2019.

On October 6, 2020, the Company completed its acquisition of TD Ameritrade. In conjunction with the acquisition, the Company issued shares of CSC common stock and a new, nonvoting class of CSC common stock. Immediately prior to the acquisition, on October 6, 2020, the Company amended its certificate of incorporation to create the nonvoting class of common stock with 300 million shares authorized for issuance and to increase the number of authorized shares of capital stock by the same amount. Each share of nonvoting common stock has identical rights to common stock, including liquidation and dividend rights, except that holders of nonvoting common stock have no voting rights other than over matters that significantly and adversely affect the rights or preferences of the nonvoting common stock, or as required by applicable law. Holders of nonvoting common stock are restricted from transferring shares except for permitted inside or outside transfers, as defined in the certificate of incorporation. Shares of nonvoting stock transferred in a permitted outside transfer are automatically converted to shares of common stock.

Pursuant to the Merger Agreement, CSC issued approximately 177 million shares of common stock and approximately 77 million shares of nonvoting common stock to TD Bank and its affiliates on October 6, 2020. Those shares of common stock and nonvoting common stock were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. Following this issuance, TD Bank exchanged an aggregate of approximately 2 million shares of CSC common stock for an equal number of shares of CSC nonvoting common stock and held approximately 79 million shares of nonvoting common stock as of December 31, 2021. TD Bank and its affiliates are not permitted to own more than 9.9% of CSC common stock. This limit is interpreted in accordance with the applicable rules of the Federal Reserve and includes shares of CSC common stock deemed to be beneficially owned directly or indirectly by TD Bank and its affiliates.

On June 1, 2021, the Company redeemed all of the 600,000 outstanding shares of its 6.00% non-cumulative perpetual preferred stock, Series C, and the corresponding 24,000,000 depositary shares, each representing a 1/40th interest in a share of the Series C Preferred Stock. The depositary shares were redeemed at a redemption price of $25 per depositary share for a total of $600 million.

On March 30, 2021, the Company issued and sold 24,000,000 depositary shares, each representing a 1/40th ownership interest in a share of 4.450% fixed-rate non-cumulative perpetual preferred stock, Series J, $.01 par value, with a liquidation preference of $1,000 per share (equivalent of $25 per Depositary Share). The net proceeds of the offering were $584 million, after deducting the underwriting discount and offering expenses.

On March 18, 2021, the Company issued and sold 2,250,000 depositary shares, each representing a 1/100th ownership interest in a share of 4.000% fixed-rate reset non-cumulative perpetual preferred stock, Series I, $.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per Depositary Share). The net proceeds of the offering were $2.2 billion, after deducting the underwriting discount and offering expenses.

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

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the years ended December 31, 2021 and 2020. During 2019, CSC repurchased 55 million shares of its common stock under this authorization for $2.2 billion.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

CSC was authorized to issue 9,940,000 shares of preferred stock, $.01 par value, at December 31, 2021 and 2020. The following is a summary of CSC’s non-cumulative perpetual preferred stock outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2021		Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in thousands) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2021 (1)	2020 (1)		2021	2020	Issue Date
Fixed-rate:
Series C (2)	—	600	$1,000	$—	$585	08/03/15	—	—	N/A	N/A	N/A
Series D	750	750	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600	—	1,000	584	—	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset (3):
Series A	400	400	1,000	397	397	01/26/12	7.000%	02/01/22	02/01/22	3M LIBOR	4.820%
Series E	6	6	100,000	591	591	10/31/16	4.625%	03/01/22	03/01/22	3M LIBOR	3.315%
Series F	5	5	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G	25	25	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H	25	25	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (4)	23	—	100,000	2,222	—	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Total preferred stock	1,834	1,811		$9,954	$7,733
(1) Represented by depositary shares, except for Series A.
(2) Series C Preferred Stock was redeemed on June 1, 2021.
(3) The dividend rate for Series G resets on each five-year anniversary from the first reset date. The dividend rate for Series H resets on each 10-year anniversary from the first reset date.
(4) The Series I dividend rate resets on each five-year anniversary beginning on June 1, 2026 based on a five-year treasury rate, representing the average of the yields on actively traded U.S. treasury securities adjusted to constant maturity for five-year maturities. Series I is only redeemable on dividend payment dates on or after the first reset date.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

Year Ended December 31,	2021		2020		2019
	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount
Series A	$28.0	$70.00	$28.0	$70.00	$28.0	$70.00
Series C (1)	18.0	30.00	36.0	60.00	36.0	60.00
Series D	44.6	59.52	44.6	59.52	44.6	59.52
Series E	27.8	4,625.00	27.8	4,625.00	27.8	4,625.00
Series F	25.0	5,000.00	25.0	5,000.00	25.0	5,000.00
Series G (2)	134.4	5,375.00	78.8	3,150.35	N/A	N/A
Series H (3)	97.2	3,888.89	N/A	N/A	N/A	N/A
Series I (4)	63.2	2,811.11	N/A	N/A	N/A	N/A
Series J (5)	17.9	29.80	N/A	N/A	N/A	N/A
Total	$456.1		$240.2		$161.4
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Dividends on fixed-rate preferred stock, as well as Series G, H, and I, are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semi-annually while at a fixed rate and will become payable quarterly after converting to a floating rate. The Series A preferred stock dividend converted to a floating rate on February 1, 2022 and is now payable quarterly.

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

20.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2018	$(252)
Available for sale securities:
Net unrealized gain (loss) excluding transfers to available for sale from held to maturity, net of tax expense (benefit) of $96	309
Net unrealized gain on securities transferred to available for sale from held to maturity, net of tax expense (benefit) of $6 (1)	19
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(5)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale, net of tax expense (benefit) of $9	27
Other, net of tax expense (benefit) of $(4)	(10)
Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss) excluding transfers to available for sale from held to maturity, net of tax expense (benefit) of $1,322	4,246
Net unrealized gain on securities transferred to available for sale from held to maturity, net of tax expense (benefit) of $336 (2)	1,057
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(3)
Other, net of tax expense (benefit) of $2	6
Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(2,029)	(6,492)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(3)
Other, net of tax expense (benefit) of $(3)	(8)
Balance at December 31, 2021	$(1,109)
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

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2021	2020	2019
Stock option expense	$36	$36	$51
Restricted stock unit expense	200	156	120
Employee stock purchase plan expense	18	12	12
Total share-based compensation expense	$254	$204	$183
Income tax benefit on share-based compensation expense (1)	$(60)	$(49)	$(44)
(1) Excludes income tax benefits from stock options exercised and restricted stock units vested of $93 million, $14 million, and $23 million in 2021, 2020, and 2019, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. At December 31, 2021, the Company was authorized to grant up to 58 million common shares under its existing stock incentive plans. Additionally, at December 31, 2021, the Company had 30 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2021, there was $297 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2025 with a remaining weighted-average service period of 0.7 years for stock options, 1.9 years for restricted stock units, and 0.5 years for performance-based stock units.

Acquisition of TD Ameritrade: Upon the completion of the TD Ameritrade acquisition on October 6, 2020, TD Ameritrade’s equity awards, whether vested or unvested, were assumed by the Company and converted into equity awards based on CSC common stock taking into account the defined exchange ratio of 1.0837. Otherwise, these share-based awards are subject to the same terms and conditions that were applicable immediately before the merger, except for performance-based restricted stock units which were converted into time-based restricted stock units. The fair value of the stock options assumed by the Company was determined using an option pricing model. The portion of the fair value of the replacement awards related to services provided prior to the acquisition was $94 million and was accounted for as consideration transferred. The remaining portion of the fair value of $73 million is associated with future services and had a remaining weighted-average service period of 1.9 years on the acquisition date. A change in the actual or estimated forfeiture rate from the amount originally or subsequently estimated will result in an adjustment to compensation expense based on the full acquisition-date fair value of awards not expected to vest, regardless of whether those awards were treated as consideration transferred or stock-based compensation for future services.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Stock option activity is summarized below:

	Number of Options (In millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	24	$33.67	5.36	$452
Granted	2	64.49
Exercised	(9)	27.80
Forfeited (1)	—	45.99
Expired (1)	—	35.00
Outstanding at December 31, 2021	17	$39.11	5.38	$782
Vested and expected to vest at December 31, 2021	17	$39.09	5.38	$782
Vested and exercisable at December 31, 2021	13	$34.93	4.54	$650
(1) Number of options was less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2021	2020	2019
Weighted-average fair value of options granted per share	$19.51	$11.56	$11.97
Cash received from options exercised	221	79	118
Tax benefit realized on options exercised	61	11	17
Aggregate intrinsic value of options exercised	322	71	108

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

Year Ended December 31,	2021	2020	2019
Weighted-average expected dividend yield	1.36%	2.08%	1.85%
Weighted-average expected volatility	37%	36%	30%
Weighted-average risk-free interest rate	0.8%	1.0%	2.5%
Expected life (in years)	4.2 - 5.4	4.3 - 5.9	4.2 - 5.9

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period. Restricted stock units are restricted from transfer or sale and generally vest annually over a one- to four-year period, while performance-based restricted stock units also require the Company to achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The fair value of the restricted stock units that vested during each of the years 2021, 2020, and 2019 was $317 million, $175 million, and $123 million, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s restricted stock units activity is summarized below:

	Number of Units (In millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2020	10	$40.85
Granted	4	64.18
Vested	(4)	41.25
Forfeited	(1)	45.63
Outstanding at December 31, 2021	9	$49.69

Retirement and Deferred Compensation Plans

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $187 million, $136 million, and $118 million in 2021, 2020, and 2019, respectively.

Schwab’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing service as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $194 million and $176 million at December 31, 2021 and 2020, respectively.

Effective upon the completion of the TD Ameritrade acquisition on October 6, 2020, TD Ameritrade’s 401(k) and deferred profit-sharing plan was terminated and all unvested balances in the plan became fully vested. TD Ameritrade employees employed immediately prior to the acquisition who continued as employees of TDA Holding, CSC, or any of their subsidiaries after completion of the acquisition became eligible to participate in the SchwabPlan Retirement Savings and Investment Plan and make rollover contributions from their TD Ameritrade plan balances to the SchwabPlan Retirement Savings and Investment Plan.

Financial Consultant Career Achievement Plan

The financial consultant career achievement plan is a noncontributory, unfunded, nonqualified plan for eligible financial consultants. A financial consultant is eligible for earned cash payments after retirement contingent upon meeting certain performance levels, tenure, age, and client transitioning requirements. Allocations to the plan are calculated annually based on performance levels achieved and eligible compensation and are subject to general creditors of the Company. Full vesting occurs when a financial consultant reaches 60 years of age and has at least ten years of service with the Company.

The following table presents the changes in projected benefit obligation:

December 31,	2021	2020
Projected benefit obligation at beginning of year	$92	$83
Benefit cost (1)	16	17
Actuarial loss/(gain) (2)	11	(8)
Projected benefit obligation at end of year (3)	$119	$92
(1) Includes service cost and interest cost, which are recognized in compensation and benefits expense and other expense, respectively, in the consolidated statements of income.
(2) Actuarial loss/(gain) is reflected in the consolidated statements of comprehensive income and is included in AOCI on the consolidated balance sheets.
(3) This amount is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

22.    Taxes on Income

The components of taxes on income are as follows:

Year Ended December 31,	2021	2020	2019
Current:
Federal	$1,507	$967	$958
State	298	172	184
Total current	1,805	1,139	1,142
Deferred:
Federal	38	(113)	3
State	15	(25)	(1)
Total deferred	53	(138)	2
Taxes on income	$1,858	$1,001	$1,144

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2021	2020
Deferred tax assets:
Net unrealized loss on available for sale securities	$347	$—
Employee compensation, severance, and benefits	237	271
Operating lease liabilities	225	249
Reserves and allowances	74	70
Debt fair value remeasurement	47	67
State and local taxes	40	37
Net operating loss carryforwards	8	8
Total deferred tax assets	978	702
Valuation allowance	(8)	(8)
Deferred tax assets — net of valuation allowance	970	694
Deferred tax liabilities:
Amortization of acquired intangible assets	(1,888)	(1,954)
Net unrealized gain on available for sale securities	—	(1,686)
Operating lease ROU assets	(210)	(233)
Capitalized internal-use software development costs	(142)	(101)
Other	(212)	(182)
Total deferred tax liabilities	(2,452)	(4,156)
Deferred tax asset/(liability) — net (1)	$(1,482)	$(3,462)
(1) Amounts are included in accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2021 and 2020.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	3.2	3.2
Equity compensation benefit	(1.2)	(0.3)	(0.5)
Other	0.9	(0.6)	(0.1)
Effective income tax rate	24.1%	23.3%	23.6%

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2021	2020
Balance at beginning of year	$248	$101
Additions for tax positions related to the current year	34	15
Additions for tax positions related to prior years	15	3
Additions for current year acquisitions	—	200
Reductions for tax positions related to prior years	(15)	(7)
Reductions due to lapse of statute of limitations	(8)	(24)
Reductions for settlements with tax authorities	(3)	(40)
Balance at end of year	$271	$248

Unrecognized tax benefits totaled $271 million and $248 million as of December 31, 2021 and 2020, respectively, $221 million and $202 million of which if recognized, would affect the annual effective tax rate.

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2021 and 2020, we had accrued approximately $68 million and $58 million, respectively, for the payment of interest and penalties.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state, and applicable local jurisdictions’ taxing authorities. Federal returns for 2017 through 2020 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

23.    Regulatory Requirements

CSC is a savings and loan holding company and is subject to examination, supervision, and regulation by the Federal Reserve. CSB, CSC’s primary depository institution subsidiary, is a Texas-chartered state savings bank and is a member of the Federal Reserve system. CSB is subject to examination, supervision, and regulation by the Federal Reserve, the TDSML, the FDIC as its deposit insurer, and the CFPB. CSC is required to serve as a source of strength for CSB.

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, CSB is required to provide notice to and may be required to obtain approval of the Federal Reserve and the TDSML to declare dividends to CSC. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2021, both CSC and CSB met all of their respective capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$27,967	19.7%	N/A		$6,389	4.5%
Tier 1 Risk-Based Capital	37,921	26.7%	N/A		8,518	6.0%
Total Risk-Based Capital	37,950	26.7%	N/A		11,358	8.0%
Tier 1 Leverage	37,921	6.2%	N/A		24,346	4.0%
Supplementary Leverage Ratio	37,921	6.2%	N/A		18,434	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,014	26.8%	$6,787	6.5%	$4,698	4.5%
Tier 1 Risk-Based Capital	28,014	26.8%	8,353	8.0%	6,265	6.0%
Total Risk-Based Capital	28,033	26.8%	10,441	10.0%	8,353	8.0%
Tier 1 Leverage	28,014	7.1%	19,790	5.0%	15,832	4.0%
Supplementary Leverage Ratio	28,014	7.0%	N/A		12,016	3.0%

December 31, 2020
CSC
Common Equity Tier 1 Risk-Based Capital	$22,916	18.5%	N/A		$5,575	4.5%
Tier 1 Risk-Based Capital	30,649	24.7%	N/A		7,433	6.0%
Total Risk-Based Capital	30,688	24.8%	N/A		9,910	8.0%
Tier 1 Leverage	30,649	6.3%	N/A		19,396	4.0%
Supplementary Leverage Ratio	30,649	6.2%	N/A		14,744	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$17,526	19.2%	$5,919	6.5%	$4,098	4.5%
Tier 1 Risk-Based Capital	17,526	19.2%	7,285	8.0%	5,464	6.0%
Total Risk-Based Capital	17,558	19.3%	9,106	10.0%	7,285	8.0%
Tier 1 Leverage	17,526	5.5%	15,979	5.0%	12,783	4.0%
Supplementary Leverage Ratio	17,526	5.4%	N/A		9,763	3.0%
(1) Under the Basel III capital rule, CSC and CSB are also required to maintain a capital conservation buffer and a countercyclical capital buffer above the regulatory minimum risk-based capital ratios. The capital conservation buffer and countercyclical buffer were 2.5% and zero percent, respectively, for both periods presented. If either buffer falls below the minimum requirement, the Company would be subject to limits on capital distributions and discretionary bonus payments to executive officers. At December 31, 2021, the minimum capital requirement plus capital conservation buffer and countercyclical capital buffer for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios were 7.0%, 8.5%, and 10.5%, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2021, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2021 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada-state chartered savings bank that provides trust and custody services. At December 31, 2021 and 2020, the balance sheets of CSPB and Trust Bank primarily consisted of investment securities. At December 31, 2021 and 2020, CSPB held total assets of $39.2 billion and $31.6 billion, respectively, and Trust Bank held total assets of $15.9 billion and $12.5 billion, respectively. Based on their regulatory capital ratios, at December 31, 2021 and 2020, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

As securities broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc. are subject to the SEC’s Uniform Net Capital Rule. CS&Co and TDAC each compute net capital under the alternative method permitted by the Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. TD Ameritrade, Inc. is required to maintain minimum net capital of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement. Under the alternative method, a broker-dealer may not repay

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

subordinated borrowings, pay cash dividends, or make any unsecured advances or loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

December 31,	2021	2020
CS&Co
Net capital	$5,231	$3,117
Minimum dollar requirement(1)	0.250	1.000
2% of aggregate debit balances	941	616
Net capital in excess of required net capital	$4,290	$2,501
TDAC
Net capital	$5,337	$4,040
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	1,007	748
Net capital in excess of required net capital	$4,330	$3,292
TD Ameritrade, Inc.
Net capital	$711	$350
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$711	$350
(1) During 2021, CS&Co transferred its futures business to Charles Schwab Futures and Forex LLC, a wholly-owned subsidiary of CSC. This transfer was accounted for as a common control transaction and did not have an impact on the consolidated financial statements. CS&Co subsequently deregistered prior to December 31, 2021 as an FCM with the CFTC, and, therefore, is no longer subject to net capital requirements under CFTC Regulation 1.17 under the Commodity Exchange Act.

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at December 31, 2021. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2021 for CS&Co totaled $38.4 billion and for TDAC totaled $15.9 billion. As of January 4, 2022, CS&Co had deposited $1.5 billion of cash and qualified securities into its segregated reserve accounts. As of January 3, 2022, TDAC had deposited $406 million of cash and qualified securities from its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2020 for CS&Co totaled $39.2 billion and for TDAC totaled $14.5 billion. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

24.    Segment Information

Schwab’s two reportable segments are Investor Services and Advisor Services. Schwab structures the operating segments according to its clients and the services provided to those clients. The Investor Services segment provides retail brokerage, investment advisory, and banking and trust services to individual investors, and retirement plan services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking and trust, and support services, as well as retirement business services, to independent RIAs, independent retirement advisors, and recordkeepers. Revenues and expenses are attributed to the two segments based on which segment services the client.

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

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net Revenues
Net interest revenue	$6,052	$4,391	$4,685	$1,978	$1,722	$1,831	$8,030	$6,113	$6,516
Asset management and administration fees	3,130	2,544	2,289	1,144	931	922	4,274	3,475	3,211
Trading revenue	3,753	1,156	503	399	260	249	4,152	1,416	752
Bank deposit account fees	964	255	—	351	100	—	1,315	355	—
Other	562	262	146	187	70	96	749	332	242
Total net revenues	14,461	8,608	7,623	4,059	3,083	3,098	18,520	11,691	10,721
Expenses Excluding Interest	8,289	5,529	4,284	2,518	1,862	1,589	10,807	7,391	5,873
Income before taxes on income	$6,172	$3,079	$3,339	$1,541	$1,221	$1,509	$7,713	$4,300	$4,848
Capital expenditures	$771	$535	$507	$270	$206	$246	$1,041	$741	$753
Depreciation and amortization	$399	$288	$216	$150	$126	$106	$549	$414	$322
Amortization of acquired intangible assets	$499	$149	$26	$116	$41	$1	$615	$190	$27

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

For the years ended December 31, 2021 and 2020, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

Year Ended December 31,	2021		2020		2019
	Common Stock	Nonvoting Common Stock (1)	Common Stock	Nonvoting Common Stock (1)	Common Stock	Nonvoting Common Stock (1)
Basic earnings per share:
Numerator
Net income	$5,610	$245	$3,255	$44	$3,704	N/A
Preferred stock dividends and other (2)	(474)	(21)	(253)	(3)	(178)	N/A
Net income available to common stockholders	$5,136	$224	$3,002	$41	$3,526	N/A
Denominator
Weighted-average common shares outstanding — basic	1,808	79	1,410	19	1,311	N/A
Basic earnings per share	$2.84	$2.84	$2.13	$2.13	$2.69	N/A
Diluted earnings per share:
Numerator
Net income available to common stockholders	$5,136	$224	$3,002	$41	$3,526	N/A
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	224	—	41	—	N/A	N/A
Allocation of net income available to common stockholders:	$5,360	$224	$3,043	$41	$3,526	N/A
Denominator
Weighted-average common shares outstanding — basic	1,808	79	1,410	19	1,311	N/A
Conversion of nonvoting shares to voting shares	79	—	19	—	N/A	N/A
Common stock equivalent shares related to stock incentive plans	10	—	6	—	9	N/A
Weighted-average common shares outstanding — diluted (3)	1,897	79	1,435	19	1,320	N/A
Diluted earnings per share	$2.83	$2.83	$2.12	$2.12	$2.67	N/A
(1) Nonvoting common stock was issued in conjunction with the October 6, 2020 acquisition of TD Ameritrade. As such, nonvoting common stock is not applicable for the basic and diluted EPS computations in 2019.
(2) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(3) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 16 million, 22 million, and 21 million in 2021, 2020, and 2019 respectively.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

26.    The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2021	2020	2019
Interest revenue	$11	$38	$119
Interest expense	(355)	(273)	(248)
Net interest expense	(344)	(235)	(129)
Trading revenue	—	1	—
Other revenue	(2)	(1)	(1)
Expenses Excluding Interest:
Professional services	(17)	(68)	(24)
Other expenses excluding interest	(125)	(85)	(83)
Loss before income tax benefit and equity in net income of subsidiaries	(488)	(388)	(237)
Income tax benefit/(expense)	32	45	(9)
Loss before equity in net income of subsidiaries	(456)	(343)	(246)
Equity in net income of subsidiaries:
Equity in undistributed net income/(distributions in excess of net income) of subsidiaries	3,361	2,476	(1,198)
Dividends from bank subsidiaries	—	—	4,915
Dividends from non-bank subsidiaries	2,950	1,166	233
Net Income	5,855	3,299	3,704
Preferred stock dividends and other (1)	495	256	178
Net Income Available to Common Stockholders	$5,360	$3,043	$3,526
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

Condensed Balance Sheets

December 31,	2021	2020
Assets
Cash and cash equivalents	$6,839	$4,654
Receivables from subsidiaries	1,288	1,260
Available for sale securities	4,218	4,982
Investment in non-bank subsidiaries	34,377	29,550
Investment in bank subsidiaries	30,720	25,548
Other assets	357	371
Total assets	$77,799	$66,365
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$618	$458
Payables to subsidiaries	80	34
Short-term borrowings	3,005	—
Long-term debt	17,835	9,813
Total liabilities	21,538	10,305
Stockholders’ equity	56,261	56,060
Total liabilities and stockholders’ equity	$77,799	$66,365

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2021	2020	2019
Cash Flows from Operating Activities
Net income	$5,855	$3,299	$3,704
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(3,361)	(2,476)	1,198
Other	21	41	9
Net change in:
Other assets	76	(65)	57
Accrued expenses and other liabilities	112	34	34
Net cash provided by (used for) operating activities	2,703	833	5,002
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	211	46	(122)
Increase in investments in subsidiaries	(10,926)	(2,172)	(1,783)
Repayments (advances) of subordinated loan to CS&Co	—	—	185
Purchases of available for sale securities	(8,002)	(5,397)	(1,141)
Proceeds from sales of available for sale securities	2	2	181
Principal payments on available for sale securities	8,754	2,395	994
Net cash provided by (used for) investing activities	(9,961)	(5,126)	(1,686)
Cash Flows from Financing Activities
Issuance of long-term debt	7,036	3,070	593
Repayment of long-term debt	(1,200)	(700)	—
Issuance of commercial paper	8,253	1,234	1,400
Repayments of commercial paper	(5,250)	(1,234)	(1,400)
Repurchases of common stock	—	—	(2,220)
Net proceeds from preferred stock offerings	2,806	4,940	—
Redemption of preferred stock	(600)	—	—
Dividends paid	(1,822)	(1,280)	(1,060)
Proceeds from stock options exercised and other	220	79	118
Other financing activities	—	(1)	—
Net cash provided by (used for) financing activities	9,443	6,108	(2,569)
Increase (Decrease) in Cash and Cash Equivalents	2,185	1,815	747
Cash and Cash Equivalents at Beginning of Year	4,654	2,839	2,092
Cash and Cash Equivalents at End of Year	$6,839	$4,654	$2,839
Supplemental Cash Flow Information
Non-Cash Investing and Financing Activity
Exchange of TDA Holding-issued senior notes for CSC-issued senior notes	$1,987	$—	$—

THE CHARLES SCHWAB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Charles Schwab Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

THE CHARLES SCHWAB CORPORATION
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

Asset Management and Administration Fees (AMAF) and Trading Revenue – Refer to Note 4 to the financial statements

Critical Audit Matter Description

Net revenues from asset management and administrative fees (AMAF) are generated through proprietary, third-party mutual fund and exchange-traded funds (ETF) offerings, as well as fee-based advisory solutions. Trading revenue is generated through commissions earned for executing trades for clients in individual equities, options, and certain third-party mutual funds and ETFs. Both AMAF and trading revenues are made up of a significant volume of low-dollar transactions, and use automated systems to process and record these transactions based on underlying information sourced from multiple systems and contractual terms with individual investors and third-party mutual funds.

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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 24, 2022

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

The Company’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous pages.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2021, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2022 (the Proxy Statement) under “Members of the Board of Directors,” “Board Structure and Committees,” and “Director Nominations.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2021.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	84	Chairman of the Board
Walter W. Bettinger II	61	Chief Executive Officer
Richard A. Wurster	48	President
Bernard J. Clark	63	Managing Director, Head of Advisor Services
Jonathan M. Craig	50	Managing Director, Head of Investor Services & Marketing
Peter B. Crawford	53	Managing Director, Chief Financial Officer
Joseph R. Martinetto	59	Managing Director, Chief Operating Officer
Peter J. Morgan III	57	Managing Director, General Counsel
Nigel J. Murtagh	58	Managing Director, Chief Risk Officer

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

Mr. Bettinger has been Chief Executive Officer of CSC since 2008. He serves on the Board of Directors of CSC, CSB, and TD Ameritrade Holding Corporation, and is Chairman and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies and affiliates of CSC. Mr. Bettinger served as Director, President and Chief Executive Officer of CS&Co from 2008 until October 2021. Mr. Bettinger served as President of CSC from 2007 to 2021, CSC Chief Operating Officer from 2007 until 2008, and as Executive Vice President and President – Schwab Investor Services of CSC and CS&Co from 2005 to 2007. Mr. Bettinger joined Schwab in 1995.

Mr. Wurster has been President of CSC and CS&Co since October 2021. He served as CEO of Charles Schwab Investment Management, Inc. from 2019 to 2021 and CEO of Charles Schwab Investment Advisory, Inc. from 2018 to 2021. Mr. Wurster was CEO of ThomasPartners, Inc. and Windhaven Investment Management, Inc., subsidiaries of CSC, from 2016 to 2018. Mr. Wurster joined Schwab in 2016.

Mr. Clark has been Managing Director since 2022 and Executive Vice President – Advisor Services of CSC since 2012. Mr. Clark has served as Executive Vice President – Advisor Services of CS&Co since 2010. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of CS&Co. Mr. Clark joined Schwab in 1998.

Mr. Craig has been Managing Director, Head of Investor Services and Marketing since 2022. Prior to that he served as Senior Executive Vice President from 2018 to 2021, Executive Vice President – Client and Marketing Solutions from 2017 until 2018 and Executive Vice President and Chief Marketing Officer from 2012 until 2018. Mr. Craig joined Schwab in 2000.

Mr. Crawford has been Managing Director since 2022 and Executive Vice President and Chief Financial Officer of CSC and CS&Co since 2017. Prior to his appointment as Chief Financial Officer, Mr. Crawford was Executive Vice President of Finance from 2015 to 2017. He served as Senior Vice President of Schwab’s asset management and client solutions organization from 2008 to 2015. He joined the Board of Directors of TD Ameritrade Holding Corporation in 2020, and has served on the Board of Directors of CS&Co since 2018. Mr. Crawford joined Schwab in 2001.

Mr. Martinetto has been Managing Director since 2022, Senior Executive Vice President of CSC and CS&Co since 2015, and Chief Operating Officer of CSC and CS&Co since 2018. He served as Chief Financial Officer of CSC and CS&Co from 2007 until 2017, and Executive Vice President of CSC and CS&Co from 2007 until 2015. He also serves on the Board of Directors of CS&Co and TD Ameritrade Holding Corporation; he served on the Board of Directors of CSB from 2010 until 2020. Additionally, Mr. Martinetto is a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. Mr. Martinetto joined Schwab in 1997.

Mr. Morgan has been Managing Director since 2022, and served as Executive Vice President, General Counsel and Corporate Secretary of CSC since 2019. He also serves as Executive Vice President & Corporate Secretary of CS&Co; he was Senior

THE CHARLES SCHWAB CORPORATION

Vice President and Deputy General Counsel of CS&Co from 2009 to January 2020. He has served as General Counsel of CSB since 2009, including as Executive Vice President and General Counsel of CSB since 2019, and as Senior Vice President and General Counsel from 2015 to 2019. Mr. Morgan joined Schwab in 1999.

Mr. Murtagh has been Managing Director since 2022 and Executive Vice President – Corporate Risk and Chief Risk Officer since 2012. He served as Senior Vice President and Chief Credit Officer of CS&Co from 2002 until 2012 and of CSC from 2008 until 2012 when he was also Head of Fixed Income Research for Charles Schwab Investment Management. Mr. Murtagh joined Schwab in 2000.

Item 11.    Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2021 Summary Compensation Table,” “Executive Compensation Tables – 2021 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2021 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2021,” “Executive Compensation Tables – 2021 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2021 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

3.23
Certificate of Designations of 4.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series I, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 15, 2021, and incorporated herein by reference.

3.24
Certificate of Designations of 4.450% Non-Cumulative Perpetual Preferred Stock, Series J, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 29, 2021, and incorporated herein by reference.

3.25
Certificate of Elimination of the 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated June 1, 2021, and incorporated herein by reference.

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

4.8
Deposit Agreement, dated March 18, 2021, between the Company and Equiniti Trust Company, as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated March 15, 2021, and incorporated herein by reference.

4.9
Deposit Agreement, dated March 30, 2021, between the Company and Equiniti Trust Company, as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated March 29, 2021, and incorporated herein by reference.

4.10	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.11	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc., and former shareholders of Schwab Holdings, Inc., filed as the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72
Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.	(2)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012, filed as Exhibit 10.349 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017, and incorporated herein by reference.	(2)

10.362	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of April 24, 2013, filed as Exhibit 10.362 to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.389	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015, as amended and restated as of December 13, 2017, filed as Exhibit 10.389 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.402	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.402 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.403	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.403 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.404	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.404 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

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

10.407(ii)
Amendment to Amended and Restated Insured Deposit Agreement, dated as of November 24, 2021, by and among TD Bank USA, National Association, TD Bank, National Association, and The Charles Schwab Corporation, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., TD Ameritrade Trust Company, and Charles Schwab & Co., Inc.**

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

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.423	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 8, 2020, filed as Exhibit 10.423 to the Registrant’s Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.	(2)

10.424	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective June 21, 2021 (supersedes Exhibit 10.349), filed as Exhibit 10.424 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.	(2)

10.425
Third Amendment, dated as of September 27, 2021, to Credit Agreement dated April 21, 2017, among TD Ameritrade Clearing, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.425 to the Registrants’ Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.

10.426	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.403).	(2)

10.427	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans (supersedes Exhibit 10.404).	(2)

10.428	Summary of Non-Employee Director Compensation (supersedes Exhibit 10.409).	(2)

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document	(3)

101.SCH	Inline XBRL Taxonomy Extension Schema	(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(3)

101.DEF	Inline XBRL Extension Definition	(3)

101.LAB	Inline XBRL Taxonomy Extension Label	(3)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2021, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

* The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Schwab agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

** Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

Item 16.    Form 10-K Summary

None.

THE CHARLES SCHWAB CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2022.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Peter Crawford
Walter W. Bettinger II,	Peter Crawford,
Chief Executive Officer and Director	Managing Director, Executive Vice President, and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Chairman of the Board	John K. Adams, Jr., Director

/s/ Marianne C. Brown	/s/ Joan T. Dea
Marianne C. Brown, Director	Joan T. Dea, Director

/s/ Christopher V. Dodds	/s/ Stephen A. Ellis
Christopher V. Dodds, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ William S. Haraf
Mark A. Goldfarb, Director	William S. Haraf, Director

/s/ Frank C. Herringer	/s/ Brian M. Levitt
Frank C. Herringer, Director	Brian M. Levitt, Director

/s/ Gerri K. Martin-Flickinger	/s/ Bharat B. Masrani
Gerri K. Martin-Flickinger, Director	Bharat B. Masrani, Director

/s/ Todd M. Ricketts	/s/ Charles A. Ruffel
Todd M. Ricketts, Director	Charles A. Ruffel, Director

/s/ Arun Sarin	/s/ Paula A. Sneed
Arun Sarin, Director	Paula A. Sneed, Director

THE CHARLES SCHWAB CORPORATION

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

As a savings and loan holding company, the Company provides the following supplemental information pursuant to Subpart 1400 of Regulation S-K. Other information required by Subpart 1400 of Regulation S-K is presented throughout this Annual Report on Form 10-K.

1.    Average Balance Sheets and Net Interest Revenue

For the Year Ended December 31,	2021			2020			2019
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$40,325	$40	0.10%	$39,052	$120	0.30%	$23,512	$518	2.17%
Cash and investments segregated	43,942	24	0.05%	34,100	141	0.41%	15,694	345	2.17%
Receivables from brokerage clients	77,768	2,455	3.11%	28,058	848	2.97%	19,270	821	4.20%
Available for sale securities (1,2)	357,122	4,641	1.30%	253,555	4,537	1.78%	58,181	1,560	2.67%
Held to maturity securities (2)	—	—	—	—	—	—	134,708	3,591	2.65%
Bank loans (3)	28,789	620	2.15%	20,932	545	2.60%	16,832	584	3.47%
Total interest-earning assets	547,946	7,780	1.41%	375,697	6,191	1.64%	268,197	7,419	2.75%
Securities lending revenue		720			334			147
Other interest revenue		6			6			14
Total interest-earning assets	547,946	8,506	1.54%	375,697	6,531	1.73%	268,197	7,580	2.80%
Non-interest-earning assets (4,5)	41,930			38,608			11,559
Total assets	$589,876			$414,305			$279,756

Liabilities and Stockholders’ Equity:
Bank deposits	$381,549	$54	0.01%	$291,206	$93	0.03%	$212,605	$700	0.33%
Payables to brokerage clients	91,667	9	0.01%	46,347	12	0.02%	24,353	79	0.33%
Short-term borrowings (6)	3,040	9	0.30%	89	—	0.20%	17	—	2.36%
Long-term debt	17,704	384	2.17%	8,992	289	3.22%	7,199	258	3.58%
Total interest-bearing liabilities	493,960	456	0.09%	346,634	394	0.11%	244,174	1,037	0.42%
Securities lending expense		24			33			38
Other interest expense		(4)			(9)			(11)
Non-interest-bearing liabilities (4,7)	39,182			32,486			14,170
Total liabilities (8)	533,142	476	0.09%	379,120	418	0.11%	258,344	1,064	0.39%
Stockholders’ equity (4)	56,734			35,185			21,412
Total liabilities and stockholders’ equity	$589,876			$414,305			$279,756

Net interest revenue		$8,030			$6,113			$6,516
Net yield on interest-earning assets			1.45%			1.62%			2.41%
(1) Amounts calculated based on amortized cost.
(2) On January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category, as described in Item 8 – Note 6.
(3) Includes average principal balances of nonaccrual loans.
(4) Average balance calculation based on month end balances.
(5) Non-interest-earning assets include equipment, office facilities, and property – net, goodwill, acquired intangible assets – net, and other assets that do not generate interest income.
(6) Interest revenue or expense was less than $500 thousand in the period or periods presented.
(7) Non-interest-bearing liabilities consist of other liabilities that do not generate interest expense.
(8)Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.      Analysis of Changes in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2021 Compared to 2020 Increase (Decrease) Due to Change in:			2020 Compared to 2019 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$4	$(84)	$(80)	$337	$(735)	$(398)
Cash and investments segregated	40	(157)	(117)	399	(603)	(204)
Receivables from brokerage clients	1,476	131	1,607	369	(342)	27
Available for sale securities (2,3)	1,843	(1,739)	104	5,237	(2,260)	2,977
Held to maturity securities (3)	—	—	—	(3,591)	—	(3,591)
Bank loans (4)	204	(129)	75	142	(181)	(39)
Securities lending revenue	—	386	386	—	187	187
Other interest revenue	—	—	—	—	(8)	(8)
Total interest-earning assets	$3,567	$(1,592)	$1,975	$2,893	$(3,942)	$(1,049)
Interest-bearing sources of funds:
Bank deposits	$27	$(66)	$(39)	$259	$(866)	$(607)
Payables to brokerage clients	9	(12)	(3)	73	(140)	(67)
Short-term borrowings	6	3	9	2	(2)	—
Long-term debt	281	(186)	95	64	(33)	31
Securities lending expense	—	(9)	(9)	—	(5)	(5)
Other interest expense	—	5	5	—	2	2
Total sources on which interest is paid	323	(265)	58	398	(1,044)	(646)
Change in net interest revenue	$3,244	$(1,327)	$1,917	$2,495	$(2,898)	$(403)
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

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.    Bank Loan Portfolio

The maturities of the bank loan portfolio are described below:

December 31, 2021	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Residential real estate:
First Mortgages	$—	$4	$1,575	$19,511	$21,090
HELOCs	295	137	216	—	648
Total residential real estate	295	141	1,791	19,511	21,738
Pledged asset lines	11,373	1,336	—	—	12,709
Other	5	197	5	—	207
Total	$11,673	$1,674	$1,796	$19,511	$34,654
Note: Maturities in the above table are based upon the contractual terms of the loans. The maturities for HELOCs are based on an initial draw period of ten years.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2021	After 1 year through 5 years	After 5 years through 15 years	After 15 years
Loans with floating or adjustable interest rates
Residential real estate:
First Mortgages	$—	$32	$17,058
HELOCs	137	216	—
Total residential real estate	137	248	17,058
Pledged asset lines	1,336	—	—
Other	1	2	—
Total loans with floating or adjustable interest rates	1,474	250	17,058
Loans with predetermined interest rates
Residential real estate:
First Mortgages	$4	$1,543	$2,453
HELOCs	—	—	—
Total residential real estate	4	1,543	2,453
Pledged asset lines	—	—	—
Other	196	3	—
Total loans with predetermined interest rates	200	1,546	2,453
Total	$1,674	$1,796	$19,511

4.    Allowance for Credit Losses on Bank Loans

The following table presents several credit ratios related to the Company’s bank loans portfolio. See Item 8 – Note 7 for the values underlying these ratios:

December 31,	2021	2020
Allowance for credit losses to total year-end loans	0.05%	0.13%
Nonaccrual loans to total year-end loans	0.10%	0.37%
Allowance for credit losses to total nonaccrual year-end loans	51%	34%

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

The following table presents information regarding average loans outstanding during the period and the ratio of net charge-offs (recoveries) during the period to average loans outstanding:

Year ended December 31,	2021		2020		2019
	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans
Residential real estate:
First Mortgages	$17,673	—	$13,635	(.01)%	$10,610	(.01)%
HELOCs	731	(.14)%	981	—	1,306	(.08)%
Total residential real estate	18,404	(.01)%	14,616	(.01)%	11,916	(.02)%
Pledged asset lines	10,201	—	6,125	—	4,746	—
Other	184	.54%	191	—	170	—
Total	$28,789	—	$20,932	—	$16,832	(.01)%

The increase in the Company’s average loan portfolio in the periods presented has been driven by growth in First Mortgages and PALs. Growth in these loan types is due in large part to the low interest rate environment seen throughout the periods presented and Schwab’s overall growth in client accounts and net new client assets.

The following table presents the allocation of the allowance for credit losses for bank loans and loans by category as a percentage of total bank loans:

December 31,	2021		2020
	Allowance for Credit Losses	Percent of loans to total loans	Allowance for Credit Losses	Percent of loans to total loans
Residential real estate:
First Mortgages	$13	60%	$22	62%
HELOCs	2	2%	5	4%
Total residential real estate	15	62%	27	66%
Pledged asset lines	—	37%	—	33%
Other	3	1%	3	1%
Total	$18	100%	$30	100%

5.    Bank Deposits

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total bank deposits:

December 31,	2021		2020
	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$349,665	0.01%	$271,534	0.03%

As of December 31, 2021 and 2020, uninsured bank deposits totaled approximately $134.8 billion and $89.3 billion, respectively.

As of December 31, 2021, the Company’s bank deposits did not include any time deposits that were in excess of FDIC insurance limits or otherwise uninsured.