Form 10-Q
period 2022-03-31
SCHWAB CHARLES CORP
filed 2022-05-09
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
1,817,057,306 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock outstanding on April 29, 2022

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $70 trillion, which means the Company’s $7.86 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Form 10-K).

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value (see Introduction in Part I – Item 2);
•Capital management; sources of liquidity and capital; Tier 1 Leverage Ratio operating objective (see Overview, Liquidity Risk, and Capital Management);
•Expected timing for the TD Ameritrade client conversions; cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview, Exit and Other Related Liabilities in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);
•Net interest revenue; money market fund fee waivers (see Results of Operations);
•Capital expenditures (see Results of Operations);
•The phase-out of the use of LIBOR (see Risk Management);
•The migration of Insured Deposit Account (IDA) agreement balances to our balance sheet (see Capital Management and Commitments and Contingencies in Item 1 – Note 9);
•The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Item 1 – Note 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Item 1 – Note 9); and
•The impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 9 and Legal Proceedings in Part II – Item 1).

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

Important factors that may cause actual results to differ include, but are not limited to:
•General market conditions, including equity valuations, trading activity, and the level of interest rates;
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
•Balance sheet positioning relative to changes in interest rates;
•Prepayment levels for mortgage-backed securities;
•Client cash allocations;
•LIBOR trends;
•Adverse developments in litigation or regulatory matters and any related charges; and
•Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2021 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarter of 2022 and 2021 are as follows:

	Three Months Ended March 31,		Percent Change
	2022	2021
Client Metrics
Net new client assets (in billions) (1)	$120.5	$133.8	(10)%
Core net new client assets (in billions)	$120.5	$148.2	(19)%
Client assets (in billions, at quarter end)	$7,862.1	$7,069.1	11%
Average client assets (in billions)	$7,766.4	$6,952.2	12%
New brokerage accounts (in thousands)	1,202	3,153	(62)%
Active brokerage accounts (in thousands, at quarter end)	33,577	31,902	5%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,943.5	$3,493.1	13%
Client cash as a percentage of client assets (at quarter end)	11.4%	11.5%
Company Financial Information and Metrics
Total net revenues	$4,672	$4,715	(1)%
Total expenses excluding interest	2,833	2,755	3%
Income before taxes on income	1,839	1,960	(6)%
Taxes on income	437	476	(8)%
Net income	1,402	1,484	(6)%
Preferred stock dividends and other	124	96	29%
Net income available to common stockholders	$1,278	$1,388	(8)%
Earnings per common share — diluted	$.67	$.73	(8)%
Net revenue growth from prior year	(1)%	80%
Pre-tax profit margin	39.4%	41.6%
Return on average common stockholders’ equity (annualized)	12%	12%
Expenses excluding interest as a percentage of average client assets (annualized)	0.15%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	6.1%	6.4%
Non-GAAP Financial Measures (2)
Adjusted total expenses (3)	$2,583	$2,482
Adjusted diluted EPS	$.77	$.84
Return on tangible common equity	26%	24%
(1) The first quarter of 2021 includes an outflow of $14.4 billion from a mutual fund clearing services client.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(3) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

Schwab’s business momentum remained strong during the first quarter of 2022, as we supported clients through a challenging macroeconomic environment that included continued progress against the COVID-19 pandemic, rising inflation, geopolitical turmoil driven by the Russian invasion of Ukraine, the Federal Reserve initiating its first tightening cycle since late 2015, and volatile equity markets that remained below year-end 2021 levels for much of the quarter.

Against this backdrop, client engagement remained strong during the first quarter of 2022, though client trading activity and new brokerage account openings were substantially lower than the extraordinary levels seen in the first quarter of 2021. Clients’ daily average trades (DATs) totaled 6.6 million in the first quarter of 2022, decreasing 22% from 8.4 million seen in the first quarter of the prior year. Clients opened 1.2 million new brokerage accounts in the first quarter of 2022, and core net new assets totaled $120.5 billion, which represents a 6% annualized organic growth rate. We ended the first quarter of 2022 with 33.6 million active brokerage accounts and $7.86 trillion in total client assets, up 5% and 11%, respectively, over year-earlier levels.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s first quarter 2022 financial results reflected the Company’s ongoing success with clients while contending with the effects of a challenging environment. First quarter 2022 net income totaled $1.4 billion, down 6% from the first quarter of 2021, and the Company produced diluted earnings per common share (EPS) of $.67, down 8% from the first quarter of 2021. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, was $.77, a decrease of 8% from the first quarter of 2021.

Total net revenues were $4.7 billion in the first quarter of 2022, down 1% from the first quarter of 2021, with growth in net interest revenue and asset management and administration fees largely offsetting the effects of decreases in other revenue streams. Net interest revenue totaled $2.2 billion in the first quarter of 2022, increasing 14% over the first quarter of 2021 primarily due to growth in interest-earning assets and some improvement in short-term interest rates. Asset management and administration fees totaled $1.1 billion, increasing 5% from the first quarter of 2021 as a result of growth in advice solutions balances and proprietary mutual funds and ETFs, as well as lower money market fund fee waivers. Growth in net interest revenue and asset management and administration fees was somewhat muted by equity market weakness and volatility, which affected margin loan balances and securities lending activity as well as client asset valuations.

Trading revenue was $963 million in the first quarter of 2022, down 21% from the first quarter of 2021. Client trading activity remained strong as DATs increased 8% from the fourth quarter of 2021, though volume was down significantly from the extraordinary levels seen in the first quarter of 2021. Bank deposit account fee revenues totaled $294 million in the first quarter of 2022, down 16% from the first quarter of 2021. Bank deposit account balances (BDA balances) totaled $154.8 billion at March 31, 2022, down 6% from March 31, 2021 and down 2% from year-end 2021, reflecting migrations to Schwab’s balance sheet in 2021 and the first quarter of 2022 partially offset by growth in client cash balances.

Total expenses excluding interest increased 3% from the first quarter of 2021 to $2.8 billion in the first quarter of 2022, which included $96 million of acquisition and integration-related costs and $154 million of amortization of acquired intangible assets. Exclusive of these items, adjusted total expenses (1) were $2.6 billion in the first quarter of 2022, increasing 4% from the first quarter of 2021. These increases in expenses reflect higher compensation and benefits expense as we invest in our people and our ability to support current and ongoing growth in our client base. Return on average common stockholders’ equity remained consistent year-over-year at 12%, while return on tangible common equity (1) increased to 26% in the first quarter of 2022 from 24% in the year-earlier period due to lower stockholders’ equity. The decrease in stockholders’ equity was due to a decrease in AOCI as higher market interest rates resulted in larger unrealized losses on our available for sale (AFS) portfolio.

The Company’s priority for capital management remains centered on maintaining flexibility for supporting ongoing growth. Total balance sheet assets increased 2% from year-end 2021, primarily as a result of the migration of $12.7 billion of Insured Deposit Account (IDA) balances onto our balance sheet during the first quarter of the year. To support our capital position for this growth in assets in the first quarter of 2022, we issued $750 million in preferred stock. During the first quarter we also issued $3.0 billion in senior notes primarily for ongoing liquidity purposes. At the end of the first quarter of 2022, Schwab’s Tier 1 Leverage Ratio was 6.1%, down slightly from year-end 2021.

(1) Adjusted diluted EPS, adjusted total expenses, and return on tangible common equity are non-GAAP financial measures. Please see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Integration of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). Integration work continued during the first quarter of 2022. Based on our current integration plans and expanded scope of technology work, the Company continues to expect to complete client conversions across multiple groups within approximately 30 to 36 months from the October 6, 2020 acquisition date, ending in the fourth quarter of 2023. We continue to expect to incur total acquisition and integration-related costs and capital expenditures of between $2.0 billion and $2.2 billion.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $96 million and $119 million for the first quarters of 2022 and 2021, respectively. Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through March 31, 2022, we have achieved over half of this amount on an annualized run-rate basis. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Part II – Item 7 – Overview in our 2021 Form 10-K and Item 1 – Note 10 for additional information regarding our integration of TD Ameritrade.

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2022		2021
Three Months Ended March 31,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	15%	$2,319	50%	$2,015	43%
Interest expense	31%	(136)	(3)%	(104)	(2)%
Net interest revenue	14%	2,183	47%	1,911	41%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	4%	489	10%	470	10%
Advice solutions	6%	496	11%	468	10%
Other	6%	83	2%	78	2%
Asset management and administration fees	5%	1,068	23%	1,016	22%
Trading revenue
Commissions	(21)%	484	10%	614	13%
Order flow revenue	(20)%	470	10%	591	13%
Principal transactions	(18)%	9	—	11	—
Trading revenue	(21)%	963	20%	1,216	26%
Bank deposit account fees	(16)%	294	6%	351	7%
Other	(26)%	164	4%	221	4%
Total net revenues	(1)%	$4,672	100%	$4,715	100%

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans.

Interest rates largely remained historically low for much of the first quarter of 2022. Short-term rates remained near zero until the Federal Reserve increased the federal funds target overnight rate by 25 basis points near the end of the quarter, while long-term interest rates steadily increased during the quarter. Schwab continued to see strength in net new client assets and consistent client cash allocation levels throughout the first three months of 2022, which, along with transfers of BDA balances to the Company’s balance sheet (see Bank Deposit Account Fees), drove growth in Schwab’s interest-earning assets. Partially offsetting this growth, equity market volatility and softening investor sentiment during the first quarter of 2022 reduced demand for margin loans, which declined 7% from year-end 2021. In addition, over recent quarters, the Company has increased its cash holdings and reduced the duration of incremental investment securities purchases to provide flexibility to support potential changes in client cash allocations associated with expected higher short-term interest rates. These steps also help keep Schwab positioned to benefit if rates increase further.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2022			2021
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$72,465	$34	0.19%	$38,898	$7	0.08%
Cash and investments segregated	51,913	15	0.11%	48,149	10	0.08%
Receivables from brokerage clients	84,204	626	2.97%	67,738	563	3.32%
Available for sale securities (1,2)	284,526	947	1.33%	338,245	1,091	1.29%
Held to maturity securities (1,2)	103,416	378	1.46%	—	—	—
Bank loans	35,852	187	2.10%	24,476	139	2.27%
Total interest-earning assets	632,376	2,187	1.38%	517,506	1,810	1.40%
Securities lending revenue		129			204
Other interest revenue		3			1
Total interest-earning assets	$632,376	$2,319	1.47%	$517,506	$2,015	1.56%
Funding sources
Bank deposits	$452,692	$16	0.01%	$363,099	$13	0.01%
Payables to brokerage clients	105,929	2	0.01%	87,339	2	0.01%
Short-term borrowings (3)	4,717	4	0.33%	1,093	—	0.22%
Long-term debt	19,864	108	2.18%	14,245	85	2.37%
Total interest-bearing liabilities	583,202	130	0.09%	465,776	100	0.09%
Non-interest-bearing funding sources	49,174			51,730
Securities lending expense		7			5
Other interest expense		(1)			(1)
Total funding sources	$632,376	$136	0.09%	$517,506	$104	0.08%
Net interest revenue		$2,183	1.38%		$1,911	1.48%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) In January 2022, the Company transferred a portion of its investment securities designated as available for sale to the held to maturity category, as described in Item 1 – Note 4.
(3) Interest revenue or expense was less than $500 thousand in the period or periods presented.

Net interest revenue increased $272 million, or 14%, in the first quarter 2022 compared to the same period in 2021. This increase was due to overall growth in interest-earning assets, as well as higher average yields on investment securities as a result of some improvement in market interest rates and lower premium amortization. Net premium amortization of investment securities decreased to $486 million in the first quarter of 2022 from $624 million in the first quarter of 2021. These positive effects were partially offset by lower securities lending revenue and lower average yields in margin and bank lending.

Average interest-earning assets for the first quarter of 2022 were higher by 22% compared to the same period in 2021. This increase was primarily due to growth in bank deposits and payables to brokerage clients, which resulted from strong net new client asset inflows and transfers of BDA balances to our balance sheet in the second half of 2021 and the first quarter of 2022.

Net interest margin decreased to 1.38% during the first quarter of 2022 from 1.48% during the same period in 2021. This decrease was primarily driven by lower securities lending revenue resulting from lower market demand, as well as lower yields received on margin and bank lending which were consistent with yields seen in the fourth quarter of 2021. Partially offsetting these decreases, yields on investment securities improved as a result of higher market interest rates. New issuances of long-term debt since the first quarter of 2021 have been at lower interest rates, thereby increasing interest expense but lowering the average rate, and helping the average yield on funding sources during the first quarter of 2022 to remain relatively consistent with the first quarter of 2021.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2022			2021
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$144,732	$102	0.29%	$169,683	$122	0.29%
Fee waivers		(54)			(78)
Schwab money market funds	$144,732	48	0.13%	$169,683	44	0.11%
Schwab equity and bond funds, ETFs, and CTFs	456,326	97	0.09%	377,282	86	0.09%
Mutual Fund OneSource® and other non-transaction fee funds	212,641	165	0.31%	222,455	172	0.31%
Other third-party mutual funds and ETFs	872,212	179	0.08%	849,409	168	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,685,911	489	0.12%	$1,618,829	470	0.12%
Advice solutions (1)
Fee-based	$469,325	496	0.43%	$424,629	468	0.45%
Non-fee-based	90,335	—	—	84,767	—	—
Total advice solutions	$559,660	496	0.36%	$509,396	468	0.37%
Other balance-based fees (2)	616,679	67	0.04%	576,562	64	0.05%
Other (3)		16			14
Total asset management and administration fees		$1,068			$1,016
(1) Average client assets for advice solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(2) Includes various asset-related fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(3) Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $52 million, or 5%, in the first quarter of 2022 compared to the same period in 2021. This increase was due to growth in advice solutions and proprietary mutual funds and ETFs, as well as lower money market fund fee waivers due to improved portfolio yields during the first three months of 2022. These increases were partially offset by lower balances in money market funds and Mutual Fund OneSource®, as well as equity market weakness and volatility during the first quarter of 2022, which negatively impacted client asset valuations. The Company anticipates that money market fund fee waivers will be substantially eliminated following an additional increase to the federal funds target rate of 25 basis points beyond the increase in March.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, exchange-traded funds (ETFs), and collective trust funds (CTFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 29% and 30% of the asset management and administration fees earned in the first quarter of 2022 and 2021, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021
Balance at beginning of period	$146,509	$176,089	$454,864	$341,689	$234,940	$223,857
Net inflows (outflows)	(3,420)	(12,522)	9,461	12,805	(8,556)	(4,688)
Net market gains (losses) and other	16	14	(20,048)	19,323	9,081	8,120
Balance at end of period	$143,105	$163,581	$444,277	$373,817	$235,465	$227,289

Trading Revenue
Trading revenue includes commissions, order flow revenue, and principal transaction revenues. Commissions and order flow revenue are primarily affected by volume and mix of client trades executed. Principal transaction revenue is recognized primarily as a result of accommodating clients’ fixed income trading activity, and includes adjustments to the fair value of securities positions held to facilitate such client trading activity.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents trading revenue and related information:

	Three Months Ended March 31,		Percent Change
	2022	2021
Trading revenue	$963	$1,216	(21)%
Clients’ daily average trades (DATs) (in thousands)	6,578	8,414	(22)%
Number of trading days	62.0	61.0	2%
Revenue per trade (1)	$2.36	$2.37	—
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $253 million in the first quarter of 2022 compared to the same period in 2021, primarily due to lower client trading activity during the first quarter of 2022 relative to the extraordinary trading volume experienced during the first quarter of 2021. This decreased trading activity in the first quarter of 2022 resulted in lower commissions and order flow revenue, which declined 21% and 20%, respectively, relative to the first quarter of 2021.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue pursuant to the Insured Deposit Account agreement (IDA agreement) with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions) and arrangements with other third-party banks.

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning floating- and fixed-rate yields:

	Three Months Ended March 31,		Percent Change
	2022	2021
Bank deposit account fees	$294	$351	(16)%
Average BDA balances	$155,809	$166,750	(7)%
Average net yield	0.75%	0.84%
Percentage of average BDA balances designated as:
Fixed-rate balances	77%	79%
Floating-rate balances	23%	21%

Bank deposit account fees decreased $57 million, or 16%, in the first quarter of 2022 compared with the first quarter of 2021. This decrease was primarily due to lower average BDA balances and lower average net yield. The Company transferred $10.6 billion and $12.7 billion of BDA balances to its balance sheet during the second half of 2021 and first quarter of 2022, respectively. The transfer of these balances to our balance sheet was the primary driver of the decrease in average BDA balances in the first quarter of 2022 compared with the first quarter of 2021.

Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets to increase net interest revenue. See also Capital Management and Item 1 – Note 9 for discussion of the IDA agreement and the potential to move IDA balances to Schwab’s balance sheet.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, software fees, non-recurring gains, and the provision for credit losses on bank loans. Other revenue decreased $57 million in the first quarter of 2022 compared to the same period in 2021 primarily due to an increase in the provision for credit losses on bank loans and lower exchange processing fees. The provision for credit losses on bank loans increased as a result of higher loan loss factors driven primarily by higher forecasted interest rates during the first quarter of 2022 and growth of the loan portfolio. Exchange processing fees decreased as a result of lower average SEC fee rates and lower trading volume.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2022	2021
Compensation and benefits
Salaries and wages	$853	$776	10%
Incentive compensation	417	409	2%
Employee benefits and other	276	245	13%
Total compensation and benefits	$1,546	$1,430	8%
Professional services	244	226	8%
Occupancy and equipment	269	237	14%
Advertising and market development	102	116	(12)%
Communications	144	147	(2)%
Depreciation and amortization	150	129	16%
Amortization of acquired intangible assets	154	154	—
Regulatory fees and assessments	68	78	(13)%
Other	156	238	(34)%
Total expenses excluding interest	$2,833	$2,755	3%
Expenses as a percentage of total net revenues
Compensation and benefits	33%	30%
Advertising and market development	2%	2%
Full-time equivalent employees (in thousands)
At quarter end	34.2	32.0	7%
Average	33.9	32.1	6%

Expenses excluding interest increased by $78 million, or 3%, in the first quarter of 2022 compared to the same period in 2021. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 4% in the first quarter of 2022 compared to the same period in 2021. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in the first quarter of 2022 compared to the same period in 2021, primarily due to growth in employee headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Compensation and benefits in the first quarter of 2022 included $56 million of acquisition and integration-related costs, down from $72 million in the first quarter of 2021.

Professional services expense increased in the first quarter of 2022 compared to the same period in 2021, primarily due to increased utilization of technology-related and other professional services to support overall growth of the business and enhancement to technological infrastructure to support our expanding client base, as well as the integration of TD Ameritrade. Professional services included acquisition and integration-related costs of $31 million and $27 million in the first quarter of 2022 and 2021, respectively.

Occupancy and equipment expense increased in the first quarter of 2022 compared to the same period in 2021, primarily due to an increase in software maintenance and licensing as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Occupancy and equipment included $4 million and $16 million of acquisition and integration-related costs in the first quarter of 2022 and 2021, respectively.

Advertising and market development expense decreased in the first quarter of 2022 compared to the same period in 2021, primarily due to decreases in spending for marketing communications for TD Ameritrade.

Communications expense decreased slightly in the first quarter of 2022 compared to the same period in 2021, primarily due to lower news and quotation services expenses, driven by lower trade volumes, as well as lower telecommunications spending.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Depreciation and amortization expense increased in the first quarter of 2022 compared to the same period in 2021, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2021 and the first quarter of 2022 to support the TDA integration and enhance our technological infrastructure to support growth of the business.

Regulatory fees and assessments decreased in the first quarter of 2022 compared to the same period in 2021, primarily as a result of lower client trading activity, partially offset by higher FDIC assessments and other regulatory assessments due to asset growth and overall growth of the business.

Other expense decreased in the first quarter of 2022 compared to the same period in 2021, primarily due to lower exchange processing fees, brokerage clearing fees, and lower charges for trade errors and bad debt expense. These decreases were due to lower client trading volume and, for exchange processing fees, lower average SEC fee rates.

Capital expenditures were $209 million in both the first quarter of 2022 and 2021, with spending in both periods primarily related to TDA integration and to enhance our technological infrastructure to support greater capacity for our expanding client base. We continue to anticipate capital expenditures for full-year 2022 will be approximately 4-5% of total net revenues.

Taxes on Income

Taxes on income were $437 million and $476 million for the first quarters of 2022 and 2021, respectively, resulting in effective income tax rates on income before taxes of 23.8% and 24.3%, respectively. The decrease in the effective tax rate in the first quarter of 2022 compared to the same period in 2021 was primarily due to the impact of blended state tax rate changes on the Company’s deferred taxes and a decrease in state tax expense due to uncertain tax position accruals during the first quarter of 2022.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021
Net Revenues
Net interest revenue	8%	$1,574	$1,454	33%	$609	$457	14%	$2,183	$1,911
Asset management and administration fees	5%	781	742	5%	287	274	5%	1,068	1,016
Trading revenue	(23)%	844	1,097	—	119	119	(21)%	963	1,216
Bank deposit account fees	(21)%	200	254	(3)%	94	97	(16)%	294	351
Other	(29)%	127	178	(14)%	37	43	(26)%	164	221
Total net revenues	(5)%	3,526	3,725	16%	1,146	990	(1)%	4,672	4,715
Expenses Excluding Interest	1%	2,131	2,109	9%	702	646	3%	2,833	2,755
Income before taxes on income	(14)%	$1,395	$1,616	29%	$444	$344	(6)%	$1,839	$1,960

Net New Client Assets (in billions) (1)	(16)%	$54.6	$65.1	(4)%	$65.9	$68.7	(10)%	$120.5	$133.8
(1) In the first quarter of 2021, Investor Services includes an outflow of $14.4 billion from a mutual fund clearing services client.

Segment Net Revenues

Investor Services total net revenues decreased by 5% in the first quarter of 2022 compared to the same quarter in 2021, while Advisor Services total net revenues increased by 16% in the first quarter of 2022 compared to the same quarter in 2021. Net interest revenue increased for both segments due to overall growth in interest-earning assets and higher average yields on investment securities, partially offset by lower securities lending revenue in Investor Services and lower average yields on margin and bank lending in both segments. Asset management and administration fees increased in Investor Services primarily due to growth in advice solutions, while both segments benefited from growth in proprietary mutual funds and ETFs, and lower money market fund fee waivers. Trading revenue decreased for Investor Services primarily as a result of reduced client trading activity, while Advisor Services trading revenue remained consistent in the first quarter of 2022 compared to the same quarter in 2021. Bank deposit account fee revenue decreased for Investor Services, and to a lesser degree Advisor Services, primarily as a result of migrating BDA balances to Schwab’s balance sheet during the second half of 2021 and the first quarter of 2022, and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

lower average net yield. Declines in other revenue for both segments were primarily due to an increase in the provision for credit losses on bank loans and lower exchange processing fees in the first quarter of 2022 compared to the same quarter in 2021.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 1% and 9%, respectively, in the first quarter of 2022 compared to the same period in 2021. These increases were primarily a result of higher compensation and benefits expenses in both segments due to additional increases in headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. In addition, both segments saw higher occupancy and equipment expenses in the first quarter of 2022 compared to the same period in 2021, primarily due to an increase in software maintenance and licensing as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. These increases were partially offset by decreases of other expenses in both segments, primarily due to lower exchange processing fees, brokerage clearing fees, and lower charges for trade errors and bad debt expense. These decreases were due to lower client trading volume and, for exchange processing fees, lower average SEC fee rates.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact.

As part of our on-going integration of TD Ameritrade, the Company has aligned TD Ameritrade’s risk management practices with Schwab’s risk appetite. Our integration work included evaluating new or changed risks impacting the combined company, and taking action through various means. Though integration work continues, the Company’s operations, inclusive of TD Ameritrade, remain consistent with our Enterprise Risk Management (ERM) framework.

For a discussion of our risk management programs, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management in the 2021 Form 10-K.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table shows the simulated change to net interest revenue over the next 12 months beginning March 31, 2022 and December 31, 2021 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2022	December 31, 2021
Increase of 100 basis points	12.0%	14.1%
Decrease of 100 basis points	(8.0)%	(4.5)%
The Company’s simulated increase of 100 basis points in market interest rates had a lower impact on net interest revenue as of March 31, 2022 compared to December 31, 2021 primarily due to an increase in the Company’s projected repricing of client deposit rates across higher market interest rate scenarios and decreased sensitivity to prepayments on the Company’s mortgage-backed investment securities. This was partially offset as a result of higher cash and segregated cash and investments balances at March 31, 2022 relative to year-end. A simulated decrease of 100 basis points in market interest rates had a larger impact on net interest revenue as of March 31, 2022 compared to December 31, 2021 primarily as a result of holding a higher allocation of floating-rate assets.

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

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of March 31, 2022 and December 31, 2021, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

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

Phase-out of LIBOR

The Company has made significant progress to prepare for the phasing-out of LIBOR, as described in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management in the 2021 Form 10-K, and additional transition efforts to prepare for the phasing-out of LIBOR are ongoing.

On March 15, 2022, President Biden signed the Consolidated Appropriations Act of 2022 into law, which includes the Adjustable Interest Rate (LIBOR) Act, containing legislation related to the transition away from LIBOR. This legislation is intended to establish a uniform process for replacing LIBOR in existing contracts and securities that continue after the cessation of LIBOR and do not contain clearly defined or practicable fallback provisions. The Company believes this legislation helps provide clarity for the transition of our legacy LIBOR contracts, including investment securities, loans, and preferred stock, to alternative reference rates in an orderly manner.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We employ a variety of methodologies to monitor and manage liquidity, which are described below and in greater detail in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk in our 2021 10-K.

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

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at March 31, 2022:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facilities	Banking subsidiaries	$—	$68,208
Federal Reserve discount window	Banking subsidiaries	—	10,309
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper	CSC	2,386	2,614
Committed, unsecured credit facility with various external banks (1)	TDAC	—	600
Secured uncommitted lines of credit with various external banks (2)	TDAC	1,850	—
(1) This facility matured on April 21, 2022 and was not renewed.
(2) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.

Our banking subsidiaries may also engage with external banks in repurchase agreements collateralized by investments securities as another source of short-term liquidity. CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at March 31, 2022 and December 31, 2021. CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

See Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk in the 2021 Form 10-K for additional information on these and other borrowing facilities.

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2021 Form 10-K for additional information. The Company was in compliance with the LCR rule at March 31, 2022, and the table below presents information about our average daily LCR:

Average for the Three Months Ended March 31, 2022

Total eligible HQLA	$129,040
Net cash outflows	$115,861
LCR	111%

Borrowings

The Company had short-term borrowings outstanding of $4.2 billion and $4.9 billion as of March 31, 2022 and December 31, 2021, respectively. Long-term debt is primarily comprised of Senior Notes and totaled $21.9 billion and $18.9 billion at March 31, 2022 and December 31, 2021, respectively.

The following table provides information about our Senior Notes outstanding at March 31, 2022:

March 31, 2022	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$20,768	2022 - 2032	2.46%	A2	A	A
TDA Holding Senior Notes	$963	2022 - 2029	3.06%	A2	A	—

New Debt Issuances

The below debt issuances in the first quarter of 2022 were senior unsecured obligations. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
March 3, 2022	$500	03/03/2027	SOFR (1) + 1.050%
March 3, 2022	$1,500	03/03/2027	2.450%
March 3, 2022	$1,000	03/03/2032	2.900%
(1) Secured Overnight Financing Rate

Equity Issuances

CSC’s preferred stock issued and net proceeds for the first quarter of 2022 are as follows:

	Date Issued and Sold	Net Proceeds
Series K	March 4, 2022	$740

For further discussion, see Item 1 – Note 8 for the Company’s outstanding debt and borrowing facilities and Item 1 – Note 13 for equity outstanding balances, issuances, and redemptions.

Schwab additionally enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 1 – Notes 5, 6, 8, 9, and 11.

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

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management of the 2021 Form 10-K and in Item 1 – Note 16. As of March 31, 2022, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

The following table details CSC’s consolidated and CSB’s capital ratios as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$48,098	$21,036	$56,261	$27,035
Less:
Preferred stock	10,694	—	9,954	—
Common Equity Tier 1 Capital before regulatory adjustments	$37,404	$21,036	$46,307	$27,035
Less:
Goodwill, net of associated deferred tax liabilities	$11,857	$13	$11,857	$13
Other intangible assets, net of associated deferred tax liabilities	7,446	—	7,579	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	27	25	13	12
AOCI adjustment (1)	(11,045)	(9,674)	(1,109)	(1,004)
Common Equity Tier 1 Capital	$29,119	$30,672	$27,967	$28,014
Tier 1 Capital	$39,813	$30,672	$37,921	$28,014
Total Capital	39,850	30,701	37,950	28,033
Risk-Weighted Assets	154,355	113,108	141,969	104,409
Total Leverage Exposure	653,783	435,882	614,466	400,532
Common Equity Tier 1 Capital/Risk-Weighted Assets	18.9%	27.1%	19.7%	26.8%
Tier 1 Capital/Risk-Weighted Assets	25.8%	27.1%	26.7%	26.8%
Total Capital/Risk-Weighted Assets	25.8%	27.1%	26.7%	26.8%
Tier 1 Leverage Ratio	6.1%	7.1%	6.2%	7.1%
Supplementary Leverage Ratio	6.1%	7.0%	6.2%	7.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s issuance of preferred stock and quarterly earnings in the first quarter of 2022 helped to largely maintain our Tier 1 Leverage Ratio, as bank deposits and payables to brokerage clients grew by a total of $21.7 billion, or 4%, during the quarter. We ended the first quarter of 2022 with a consolidated Tier 1 Leverage Ratio of 6.1%, down slightly from 6.2% at year-end 2021. CSB’s Tier 1 Leverage Ratio remained consistent with year-end 2021, ending the first quarter of 2022 at 7.1%. Though our Tier 1 Leverage Ratio is below our long-term operating objective for consolidated CSC, this ratio is well above the regulatory minimum. The pace of return to our long-term operating objective over time depends on a number of factors including the overall size of the Company’s balance sheet, earnings, and capital issuance and deployment. We continue to manage our capital position in accordance with our policy and strategy described in further detail in our 2021 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the IDA agreement. During the first quarter of 2022, Schwab moved $12.7 billion of IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Item 1 – Note 9 for further information on the IDA agreement.

Dividends

Cash dividends paid and per share amounts for the first three months of 2022 and 2021 are as follows:

	2022		2021
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$381	$.20	$341	$.18
Series A Preferred Stock (1)	14	35.00	14	35.00
Series C Preferred Stock (2)	—	—	9	15.00
Series D Preferred Stock (3)	11	14.88	11	14.88
Series E Preferred Stock (4)	14	2,312.50	14	2,312.50
Series F Preferred Stock (5)	—	—	—	—
Series G Preferred Stock (3)	34	1,343.75	34	1,343.75
Series H Preferred Stock (6)	25	1,000.00	22	888.89
Series I Preferred Stock (7)	23	1,000.00	—	—
Series J Preferred Stock (8)	7	11.13	—	—
Series K Preferred Stock (9)	—	—	N/A	N/A
(1) Dividends were paid semi-annually until February 1, 2022 and are paid quarterly thereafter.
(2) Series C Preferred Stock was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(3) Dividends paid quarterly.
(4) Dividends were paid semi-annually until March 1, 2022 and are paid quarterly thereafter.
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
(9) Series K Preferred Stock was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend will be paid on June 1, 2022.
N/A Not applicable.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the first three months of 2022 or 2021. As of March 31, 2022, $1.8 billion remained on the authorization.

OTHER

Foreign Exposure
At March 31, 2022, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2022, the fair value of these holdings totaled $18.6 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $6.4 billion, France at $5.4 billion, and Canada at $1.8 billion. At December 31, 2021, the fair value of these holdings totaled $12.5 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.2 billion, France at $3.9 billion, and Sweden at $754 million. In addition, Schwab had outstanding margin loans to foreign residents of $3.8 billion and $3.3 billion at March 31, 2022 and December 31, 2021, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2021 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2022.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended March 31,
	2022	2021
Total expenses excluding interest (GAAP)	$2,833	$2,755
Acquisition and integration-related costs (1)	(96)	(119)
Amortization of acquired intangible assets	(154)	(154)
Adjusted total expenses (non-GAAP)	$2,583	$2,482
(1) Acquisition and integration-related costs for the three months ended March 31, 2022 primarily consist of $56 million of compensation and benefits, $31 million of professional services, and $4 million of occupancy and equipment. Acquisition and integration-related costs for the three months ended March 31, 2021 primarily consist of $72 million of compensation and benefits, $27 million of professional services, and $16 million of occupancy and equipment.

	Three Months Ended March 31,
	2022		2021
	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,278	$.67	$1,388	$.73
Acquisition and integration-related costs	96.05		119.06
Amortization of acquired intangible assets	154.08		154.08
Income tax effects (1)	(61)	(.03)	(67)	(.03)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,467	$.77	$1,594	$.84
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended March 31,
	2022	2021
Return on average common stockholders’ equity (GAAP)	12%	12%
Average common stockholders’ equity	$41,856	$46,691
Less: Average goodwill	(11,952)	(11,952)
Less: Average acquired intangible assets — net	(9,303)	(9,915)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,886	1,935
Average tangible common equity	$22,487	$26,759
Adjusted net income available to common stockholders (1)	$1,467	$1,594
Return on tangible common equity (non-GAAP)	26%	24%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Revenues
Interest revenue	$2,319	$2,015
Interest expense	(136)	(104)
Net interest revenue	2,183	1,911
Asset management and administration fees (1)	1,068	1,016
Trading revenue	963	1,216
Bank deposit account fees	294	351
Other	164	221
Total net revenues	4,672	4,715
Expenses Excluding Interest
Compensation and benefits	1,546	1,430
Professional services	244	226
Occupancy and equipment	269	237
Advertising and market development	102	116
Communications	144	147
Depreciation and amortization	150	129
Amortization of acquired intangible assets	154	154
Regulatory fees and assessments	68	78
Other	156	238
Total expenses excluding interest	2,833	2,755
Income before taxes on income	1,839	1,960
Taxes on income	437	476
Net Income	1,402	1,484
Preferred stock dividends and other	124	96
Net Income Available to Common Stockholders	$1,278	$1,388
Weighted-Average Common Shares Outstanding:
Basic	1,894	1,882
Diluted	1,905	1,892
Earnings Per Common Shares Outstanding (2):
Basic	$.67	$.74
Diluted	$.67	$.73
(1) Includes fee waivers of $54 million and $78 million for the three months ended March 31, 2022 and 2021, respectively.
(2) The Company had voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 15 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$1,402	$1,484
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	(13,135)	(5,917)
Reclassification of net unrealized loss transferred to held to maturity	2,429	—
Other reclassifications included in other revenue	(12)	(10)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	(2,429)	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	92	—
Other comprehensive income (loss), before tax	(13,055)	(5,927)
Income tax effect	3,119	1,411
Other comprehensive income (loss), net of tax	(9,936)	(4,516)
Comprehensive Income (Loss)	$(8,534)	$(3,032)

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$91,126	$62,975
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $14,011 at March 31, 2022 and $13,096 at December 31, 2021)	54,445	53,949
Receivables from brokerage clients — net	84,070	90,565
Available for sale securities (amortized cost of $284,195 at March 31, 2022 and $391,482 at December 31, 2021)	272,049	390,054
Held to maturity securities	105,286	—
Bank loans — net	37,207	34,636
Equipment, office facilities, and property — net	3,499	3,442
Goodwill	11,952	11,952
Acquired intangible assets — net	9,227	9,379
Other assets	12,089	10,318
Total assets	$680,950	$667,270
Liabilities and Stockholders’ Equity
Bank deposits	$465,827	$443,778
Payables to brokerage clients	125,307	125,671
Accrued expenses and other liabilities	15,611	17,791
Short-term borrowings	4,234	4,855
Long-term debt	21,873	18,914
Total liabilities	632,852	611,009
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $10,850 and $10,100 at March 31, 2022 and December 31, 2021, respectively	10,694	9,954
Common stock — 3 billion shares authorized; $.01 par value per share; 1,994,895,180 shares issued at March 31, 2022 and December 31, 2021	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 79,293,695 shares issued at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	26,826	26,741
Retained earnings	26,895	25,992
Treasury stock, at cost — 178,779,573 shares at March 31, 2022 and 180,959,274 shares at December 31, 2021	(5,293)	(5,338)
Accumulated other comprehensive income (loss)	(11,045)	(1,109)
Total stockholders’ equity	48,098	56,261
Total liabilities and stockholders’ equity	$680,950	$667,270

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060
Net income	—	—	—	—	—	—	1,484	—	—	1,484
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(4,516)	(4,516)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Dividends declared on preferred stock	—	—	—	—	—	—	(90)	—	—	(90)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(340)	—	—	(340)
Stock option exercises and other	—	—	—	—	—	8	—	89	—	97
Share-based compensation	—	—	—	—	—	98	—	—	—	98
Other	—	—	—	—	—	8	—	(13)	—	(5)
Balance at March 31, 2021	$10,539	1,995	$20	79	$1	$26,629	$23,029	$(5,502)	$878	$55,594

Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261
Net income	—	—	—	—	—	—	1,402	—	—	1,402
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(9,936)	(9,936)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Dividends declared on preferred stock	—	—	—	—	—	—	(118)	—	—	(118)
Dividends declared on common stock — $.20 per share	—	—	—	—	—	—	(381)	—	—	(381)
Stock option exercises and other	—	—	—	—	—	(51)	—	81	—	30
Share-based compensation	—	—	—	—	—	112	—	—	—	112
Other	—	—	—	—	—	24	—	(36)	—	(12)
Balance at March 31, 2022	$10,694	1,995	$20	79	$1	$26,826	$26,895	$(5,293)	$(11,045)	$48,098

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$1,402	$1,484
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	144	100
Depreciation and amortization	150	129
Amortization of acquired intangible assets	154	154
Provision (benefit) for deferred income taxes	(19)	(16)
Premium amortization, net, on available for sale and held to maturity securities	486	624
Other	98	92
Net change in:
Investments segregated and on deposit for regulatory purposes	(4,628)	5,022
Receivables from brokerage clients	6,487	(10,290)
Other assets	(59)	109
Payables to brokerage clients	(364)	(2,862)
Accrued expenses and other liabilities	(798)	712
Net cash provided by (used for) operating activities	3,053	(4,742)
Cash Flows from Investing Activities
Purchases of available for sale securities	(30,710)	(41,658)
Proceeds from sales of available for sale securities	9,521	6,605
Principal payments on available for sale securities	16,892	23,909
Principal payments on held to maturity securities	3,505	—
Net change in bank loans	(2,493)	(1,780)
Purchases of equipment, office facilities, and property	(296)	(186)
Purchases of Federal Reserve stock	(27)	(10)
Other investing activities	(34)	(38)
Net cash provided by (used for) investing activities	(3,642)	(13,158)
Cash Flows from Financing Activities
Net change in bank deposits	22,049	11,876
Proceeds from commercial paper and secured lines of credit	1,148	3,250
Repayment of commercial paper and secured lines of credit	(1,771)	(750)
Issuance of long-term debt	2,971	3,970
Net proceeds from preferred stock offerings	740	2,806
Dividends paid	(509)	(445)
Proceeds from stock options exercised	30	97
Other financing activities	(49)	(25)
Net cash provided by (used for) financing activities	24,609	20,779
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	24,020	2,879
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	93,338	70,560
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$117,358	$73,439

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$108,805	$—
Securities purchased during the period but settled after period end	$15	$—
Changes in accrued equipment, office facilities, and property purchases	$(87)	$23
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$153	$123
Income taxes	$50	$37
Amounts included in the measurement of lease liabilities	$53	$70
Leased assets obtained in exchange for new operating lease liabilities	$140	$9
Leased assets obtained in exchange for new finance lease liabilities	$5	$108

	March 31, 2022	March 31, 2021
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$91,126	$48,182
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	26,232	25,257
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$117,358	$73,439
(1) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 16.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2021 Form 10-K.

The significant accounting policies are included in Note 2 in the 2021 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
2.    New Accounting Standards

Adoption of New Accounting Standards

The Company did not adopt any material new accounting standards during the three months ended March 31, 2022.

New Accounting Standards Not Yet Adopted

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”
Troubled Debt Restructurings (TDRs)
Eliminates the accounting guidance for TDRs. Rather than applying the specific guidance for TDRs, creditors will apply the recognition and measurement guidance for loan refinancings and restructurings to determine whether a modification results in a new loan or a continuation of an existing loan. The guidance requires enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.

Vintage Disclosures
Requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20,
Financial Instruments—Credit Losses—Measured at Amortized Cost.

Adoption provides for prospective application, with an option to apply the modified retrospective transition method for the change in recognition and measurement of TDRs.

		January 1, 2023	The Company is evaluating the impact of this guidance on its financial statements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2022	2021
Net interest revenue
Cash and cash equivalents	$34	$7
Cash and investments segregated	15	10
Receivables from brokerage clients	626	563
Available for sale securities	947	1,091
Held to maturity securities	378	—
Bank loans	187	139
Securities lending revenue	129	204
Other interest revenue	3	1
Interest revenue	2,319	2,015
Bank deposits	(16)	(13)
Payables to brokerage clients	(2)	(2)
Short-term borrowings	(4)	—
Long-term debt	(108)	(85)
Securities lending expense	(7)	(5)
Other interest expense	1	1
Interest expense	(136)	(104)
Net interest revenue	2,183	1,911
Asset management and administration fees
Mutual funds, ETFs, and CTFs	489	470
Advice solutions	496	468
Other	83	78
Asset management and administration fees	1,068	1,016
Trading revenue
Commissions	484	614
Order flow revenue	470	591
Principal transactions	9	11
Trading revenue	963	1,216
Bank deposit account fees	294	351
Other	164	221
Total net revenues	$4,672	$4,715

For a summary of revenue provided by our reportable segments, see Note 17. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Contract balances

Substantially all receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $652 million and $637 million at March 31, 2022 and December 31, 2021, respectively. Schwab did not have any other significant contract assets or contract liability balances as of March 31, 2022 or December 31, 2021.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$211,648	$279	$10,393	$201,534
U.S. Treasury securities	32,839	1	1,007	31,833
Asset-backed securities (1)	18,742	20	339	18,423
Corporate debt securities (2)	15,241	15	648	14,608
U.S. state and municipal securities	1,604	10	38	1,576
Non-agency commercial mortgage-backed securities	1,166	3	8	1,161
Certificates of deposit	1,300	—	4	1,296
Foreign government agency securities	1,132	—	36	1,096
Commercial paper (3)	200	—	—	200
Other	323	—	1	322
Total available for sale securities	$284,195	$328	$12,474	$272,049
Held to maturity securities
U.S. agency mortgage-backed securities	$105,286	$—	$6,137	$99,149
Total held to maturity securities	$105,286	$—	$6,137	$99,149

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$335,803	$3,141	$4,589	$334,355
U.S. Treasury securities	21,394	13	125	21,282
Asset-backed securities (1)	17,547	79	80	17,546
Corporate debt securities (2)	12,310	143	109	12,344
U.S. state and municipal securities	1,611	81	5	1,687
Non-agency commercial mortgage-backed securities	1,170	20	—	1,190
Certificates of deposit	1,000	—	1	999
Foreign government agency securities	425	—	—	425
Commercial paper (3)	200	—	—	200
Other	22	4	—	26
Total available for sale securities	$391,482	$3,481	$4,909	$390,054
(1) Approximately 51% and 58% of asset-backed securities held as of March 31, 2022 and December 31, 2021, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 28% and 30% of the asset-backed securities held as of March 31, 2022 and December 31, 2021, respectively.
(2) As of March 31, 2022 and December 31, 2021, approximately 37% and 31%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $4.6 billion of AFS commercial paper as of March 31, 2022 (none as of December 31, 2021). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

In January 2022, the Company transferred $108.8 billion of U.S. agency mortgage-backed securities with a total net unrealized loss at the time of transfer of $2.4 billion from the AFS category to the HTM category. HTM securities, which the Company has the intent and ability to hold until maturity, are carried at amortized cost, net of any allowance for credit losses. The allowance for credit losses represents expected credit losses over the remaining expected life of HTM securities. The Company measures credit losses as the difference between the securities amortized cost basis and the net amount expected to be collected. The Company’s accounting policy excludes accrued interest when estimating any allowance for credit losses on HTM securities. HTM securities are placed on nonaccrual status on a timely basis and any accrued interest receivable is reversed through interest income. For certain securities, the Company is not required to estimate an allowance for credit losses because expected nonpayment of the amortized cost basis is zero based on historical credit loss information adjusted for current conditions and reasonable and supportable forecasts.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
At March 31, 2022, our banking subsidiaries had pledged securities with a fair value of $53.0 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 8). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $10.3 billion as collateral for this facility at March 31, 2022. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.6 billion at March 31, 2022.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$122,317	$5,606	$52,554	$4,787	$174,871	$10,393
U.S. Treasury securities	30,157	988	202	19	30,359	1,007
Asset-backed securities	11,869	282	2,984	57	14,853	339
Corporate debt securities	10,535	429	1,804	219	12,339	648
U.S. state and municipal securities	761	33	38	5	799	38
Non-agency commercial mortgage-backed securities	281	8	—	—	281	8
Certificates of deposit	1,296	4	—	—	1,296	4
Foreign government agency securities	1,096	36	—	—	1,096	36
Other	299	1	—	—	299	1
Total	$178,611	$7,387	$57,582	$5,087	$236,193	$12,474

December 31, 2021
U.S. agency mortgage-backed securities	$186,955	$3,216	$38,007	$1,373	$224,962	$4,589
U.S. Treasury securities	16,658	125	21	—	16,679	125
Asset-backed securities	6,093	58	2,708	22	8,801	80
Corporate debt securities	4,713	99	197	10	4,910	109
Certificates of deposit	799	1	—	—	799	1
U.S. state and municipal securities	191	4	5	1	196	5
Total	$215,409	$3,503	$40,938	$1,406	$256,347	$4,909
At March 31, 2022, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2021 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the three months ended March 31, 2022 and the year ended December 31, 2021. None of the Company’s AFS securities held as of March 31, 2022 and December 31, 2021 had an allowance for credit losses. All HTM securities as of March 31, 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $674 million of accrued interest for AFS and HTM securities as of March 31, 2022 and $683 million of accrued interest receivable for AFS securities as of December 31, 2021. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the three months ended March 31, 2022, or for AFS securities for the year ended December 31, 2021.

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

The maturities of AFS and HTM investment securities are as follows:

March 31, 2022	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
U.S. agency mortgage-backed securities	$2,728	$15,269	$40,423	$143,114	$201,534
U.S. Treasury securities	5,250	24,070	2,513	—	31,833
Asset-backed securities	—	6,647	2,906	8,870	18,423
Corporate debt securities	1,157	9,705	3,746	—	14,608
U.S. state and municipal securities	54	117	955	450	1,576
Non-agency commercial mortgage-backed securities	—	—	—	1,161	1,161
Certificates of deposit	500	796	—	—	1,296
Foreign government agency securities	100	996	—	—	1,096
Commercial paper	200	—	—	—	200
Other	100	199	—	23	322
Total fair value	$10,089	$57,799	$50,543	$153,618	$272,049
Total amortized cost	$10,094	$59,019	$53,598	$161,484	$284,195
Held to maturity securities
U.S. agency mortgage-backed securities	$653	$5,099	$20,215	$73,182	$99,149
Total fair value	$653	$5,099	$20,215	$73,182	$99,149
Total amortized cost	$655	$5,282	$21,473	$77,876	$105,286

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended March 31,

	2022	2021
Proceeds	$9,521	$6,605
Gross realized gains	115	20
Gross realized losses	103	10

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

March 31, 2022	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$22,653	$15	$—	$23	$38	$22,691	$23	$22,668
HELOCs (1,2)	607	2	—	7	9	616	2	614
Total residential real estate	23,260	17	—	30	47	23,307	25	23,282
Pledged asset lines	13,696	12	8	—	20	13,716	—	13,716
Other	212	—	—	—	—	212	3	209
Total bank loans	$37,168	$29	$8	$30	$67	$37,235	$28	$37,207
December 31, 2021
Residential real estate:
First Mortgages (1,2)	$21,022	$41	$1	$26	$68	$21,090	$13	$21,077
HELOCs (1,2)	637	2	—	9	11	648	2	646
Total residential real estate	21,659	43	1	35	79	21,738	15	21,723
Pledged asset lines	12,698	3	8	—	11	12,709	—	12,709
Other	207	—	—	—	—	207	3	204
Total bank loans	$34,564	$46	$9	$35	$90	$34,654	$18	$34,636
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $94 million and $91 million at March 31, 2022 and December 31, 2021, respectively.
(2) First Mortgage and HELOC portfolios concentrated in California as of March 31, 2022 and December 31, 2021 were 45% and 46%, respectively. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2022 or December 31, 2021.

At March 31, 2022, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

	March 31, 2022					March 31, 2021
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$13	$2	$15	$3	$18	$22	$5	$27	$3	$30
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for credit losses	10	—	10	—	10	(10)	(2)	(12)	—	(12)
Balance at end of period	$23	$2	$25	$3	$28	$12	$3	$15	$3	$18

PALs are subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments – Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of March 31, 2022 and December 31, 2021. Therefore, no allowance for credit losses for PALs as of those dates was required. For further details on Schwab’s application of ASC 326 see Item 8 – Note 2 in the 2021 Form 10-K.

Indicators of economic activity and employment continue to strengthen despite the recent Omicron wave, which dampened growth in some COVID-sensitive sectors of the economy. Management’s macroeconomic outlook reflects continued moderate

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
growth in home prices and lower unemployment anticipated over the near term, however recent increases in treasury yields and mortgage rates may reduce borrower affordability and extend the expected life of the portfolio. These changes in the macroeconomic outlook resulted in higher modeled projections of loss rates at March 31, 2022 compared to December 31, 2021, even as credit quality metrics continue to be strong in the Company’s bank loans portfolio.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	March 31, 2022	December 31, 2021
Nonaccrual loans (1)	$30	$35
Other real estate owned (2)	—	1
Total nonperforming assets	30	36
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$30	$36
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
March 31, 2022	2022	2021	2020	2019	2018	pre-2018	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$1	$—	$—	$1	$3	$—	$—	$—
620 – 679	13	32	23	3	1	21	93	—	2	2
680 – 739	303	1,297	466	132	37	266	2,501	58	56	114
≥740	2,064	11,614	4,158	919	140	1,199	20,094	298	202	500
Total	$2,380	$12,944	$4,648	$1,054	$178	$1,487	$22,691	$356	$260	$616
Origination LTV
≤70%	$1,939	$11,193	$3,860	$847	$140	$1,110	$19,089	$298	$185	$483
>70% – ≤90%	441	1,751	788	207	38	374	3,599	58	73	131
>90% – ≤100%	—	—	—	—	—	3	3	—	2	2
Total	$2,380	$12,944	$4,648	$1,054	$178	$1,487	$22,691	$356	$260	$616
Updated FICO
<620	$—	$11	$11	$1	$1	$13	$37	$1	$6	$7
620 – 679	27	114	46	10	8	49	254	8	13	21
680 – 739	302	1,118	373	110	23	166	2,092	46	38	84
≥740	2,051	11,701	4,218	933	146	1,259	20,308	301	203	504
Total	$2,380	$12,944	$4,648	$1,054	$178	$1,487	$22,691	$356	$260	$616
Estimated Current LTV (1)
≤70%	$1,953	$12,107	$4,624	$1,050	$178	$1,483	$21,395	$356	$258	$614
>70% – ≤90%	427	837	24	4	—	4	1,296	—	1	1
>90% – ≤100%	—	—	—	—	—	—	—	—	1	1
>100%	—	—	—	—	—	—	—	—	—	—
Total	$2,380	$12,944	$4,648	$1,054	$178	$1,487	$22,691	$356	$260	$616
Percent of Loans on Nonaccrual Status	0.02%	0.02%	0.10%	0.01%	0.02%	1.03%	0.10%	0.51%	1.89%	1.14%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	pre-2018	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$1	$—	$—	$1	$3	$—	$—	$—
620 – 679	34	25	5	1	25	90	—	2	2
680 – 739	1,306	524	146	41	313	2,330	61	60	121
≥740	11,649	4,454	1,049	165	1,350	18,667	308	217	525
Total	$12,990	$5,004	$1,200	$207	$1,689	$21,090	$369	$279	$648
Origination LTV
≤70%	$11,234	$4,159	$948	$160	$1,260	$17,761	$305	$199	$504
>70% – ≤90%	1,756	845	252	47	426	3,326	64	78	142
>90% – ≤100%	—	—	—	—	3	3	—	2	2
Total	$12,990	$5,004	$1,200	$207	$1,689	$21,090	$369	$279	$648
Updated FICO
<620	$5	$2	$1	$—	$14	$22	$2	$6	$8
620 – 679	96	69	19	7	38	229	6	14	20
680 – 739	1,265	421	115	24	202	2,027	51	39	90
≥740	11,624	4,512	1,065	176	1,435	18,812	310	220	530
Total	$12,990	$5,004	$1,200	$207	$1,689	$21,090	$369	$279	$648
Estimated Current LTV (1)
≤70%	$11,707	$4,961	$1,196	$206	$1,684	$19,754	$368	$277	$645
>70% – ≤90%	1,283	43	4	1	5	1,336	1	2	3
>90% – ≤100%	—	—	—	—	—	—	—	—	—
>100%	—	—	—	—	—	—	—	—	—
Total	$12,990	$5,004	$1,200	$207	$1,689	$21,090	$369	$279	$648
Percent of Loans on Nonaccrual Status	0.03%	0.10%	0.03%	0.03%	1.03%	0.12%	0.64%	2.33%	1.39%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

At March 31, 2022, First Mortgage loans of $18.3 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 28% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 90% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At March 31, 2022 and December 31, 2021, Schwab had $64 million and $57 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended March 31,
	2022	2021
HELOCs converted to amortizing loans	$2	$9

The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2022	Balance
Converted to an amortizing loan by period end	$260
Within 1 year	22
> 1 year – 3 years	60
> 3 years – 5 years	62
> 5 years	212
Total	$616

At March 31, 2022, $469 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2022, the borrowers on approximately 53% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of March 31, 2022 and December 31, 2021, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2022			December 31, 2021
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$914	$516	$914	$915	$530	$915
Other CRA investments (2)	181	—	207	161	—	211
Total	$1,095	$516	$1,121	$1,076	$530	$1,126
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2022 and 2025. During the three months ended March 31, 2022 and year ended December 31, 2021, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2022	December 31, 2021
Interest-bearing deposits:
Deposits swept from brokerage accounts	$434,008	$412,287
Checking	23,343	22,786
Savings and other	7,347	7,234
Total interest-bearing deposits	464,698	442,307
Non-interest-bearing deposits	1,129	1,471
Total bank deposits	$465,827	$443,778

8.    Borrowings

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of March 31, 2022 and December 31, 2021.

	Date of Issuance	Principal Amount Outstanding
		March 31, 2022	December 31, 2021
CSC Fixed-rate Senior Notes:
3.225% due September 1, 2022	08/29/12	$256	$256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	—
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	—
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	—
Total CSC Senior Notes		20,768	17,768
TDA Holding Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	750	750
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total TDA Holding Senior Notes		963	963
Finance lease liabilities		91	94
Unamortized premium — net		162	180
Debt issuance costs		(111)	(91)
Total long-term debt		$21,873	$18,914

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at March 31, 2022 are as follows:

Maturities
2022	$1,028
2023	832
2024	3,675
2025	2,237
2026	3,100
Thereafter	10,950
Total maturities	21,822
Unamortized premium— net	162
Debt issuance costs	(111)
Total long-term debt	$21,873

Short-term borrowings: CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities up to 270 days; and had $2.4 billion outstanding at March 31, 2022 and $3.0 billion at December 31, 2021. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.5 billion; no amounts were outstanding as of March 31, 2022 or December 31, 2021.

Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of our First Mortgages, HELOCs, and the fair value of certain of their investment securities that are pledged as collateral. As of March 31, 2022 and December 31, 2021, the collateral pledged provided a total borrowing capacity of $68.2 billion and $63.5 billion, respectively, of which no amounts were outstanding at the end of either period.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of March 31, 2022 and December 31, 2021, our collateral pledged provided total borrowing capacity of $10.3 billion and $12.0 billion, respectively, of which no amounts were outstanding at the end of either period.

Our banking subsidiaries may engage with external banks in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had no borrowings outstanding pursuant to such repurchase agreements at March 31, 2022 or December 31, 2021.

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $1.9 billion outstanding under the secured uncommitted lines of credit as of March 31, 2022 and December 31, 2021. See Note 11 for additional information.

TDAC maintained one senior unsecured committed revolving credit facility as of March 31, 2022 with an aggregate borrowing capacity of $600 million which matured in April 2022 and was not renewed. There were no borrowings outstanding under the TDAC senior revolving facilities as of March 31, 2022 or December 31, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®), formerly known as Quicken Loans, LLC. Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $2.7 billion and $2.8 billion during the first quarters of 2022 and 2021, respectively. CSB purchased HELOCs with commitments of $90 million and $99 million during the first quarters of 2022 and 2021, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	March 31, 2022	December 31, 2021
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$5,898	$6,193
Commitments to purchase First Mortgage loans	1,577	1,824
Total	$7,475	$8,017

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At March 31, 2022, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at March 31, 2022. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

The Company also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the amounts it has posted as collateral. The Company also engages third-party firms to clear clients’ futures and options on futures transactions and to facilitate clients’ foreign exchange trading, and has agreed to indemnify these firms for any losses that they may incur from the client transactions introduced to them by the Company. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

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

The total ending IDA balance was $143.5 billion as of March 31, 2022 and $147.2 billion as of December 31, 2021. If IDA balances were to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program. During the first quarter of 2022, Schwab moved $12.7 billion of IDA balances to its balance sheet.

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

TD Ameritrade Acquisition Litigation: As disclosed previously, on May 12, 2020, a putative class action lawsuit related to the acquisition was filed in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, TD Bank. On February 5, 2021, plaintiff filed an amended complaint naming an officer and certain directors of TD Ameritrade at the time the acquisition was approved, as well as TD Bank, certain TD Bank related entities, and Schwab. The amended complaint asserts separate claims for breach of fiduciary duty by the TD Ameritrade officer, certain members of the TD Ameritrade board and TD Bank, and against Schwab for aiding and abetting such breaches, the allegation being that the amendment of the Insured Deposit Account Agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and on April 29, 2021, the defendants filed motions to dismiss the amended complaint. On March 25, 2022, the parties filed a joint stipulation proposing a settlement of the lawsuit on a class basis. A settlement hearing is scheduled for July 11, 2022. If the settlement is approved, Schwab will pay an immaterial amount on behalf of the former TD Ameritrade officer and director defendants pursuant to indemnification obligations.

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Plaintiffs filed a motion for class certification on April 30, 2021, and in a decision on October 27, 2021, the court denied the motion and held that certification of a class action is inappropriate. Plaintiffs sought review of the order denying class certification by the Ninth Circuit Court of Appeals, which was denied, and on February 3, 2022, plaintiffs filed a motion for reconsideration of that denial, which is pending.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. On September 14, 2018, the District Court granted plaintiffs’ motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff has renewed his motion for class certification with the District Court, and a motion by defendants to compel the case to arbitration is pending with the District Court as premature.

10.    Exit and Other Related Liabilities

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the first quarter of 2022. Based on our current integration plans and expanded scope of technology work, the Company continues to expect to complete client conversions across multiple groups within approximately 30 to 36 months from the October 6, 2020 acquisition date, ending in the fourth quarter of 2023.

To achieve our integration objectives, the Company expects to recognize significant additional acquisition and integration-related costs and capital expenditures throughout the integration process. Such acquisition and integration-related costs have included, and are expected to continue to include professional fees, such as legal, advisory, and accounting fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements.

The Company’s acquisition and integration-related spending also includes exit and other related costs, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures, such as accelerated amortization and depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending, and support the Company’s ability to achieve integration objectives including expected synergies.

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

Inclusive of costs recognized through March 31, 2022, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $650 million to $1 billion, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three months ended March 31, 2022 and 2021, the Company recognized $12 million and $43 million of acquisition-related exit costs, respectively. The Company expects the remaining exit and other related costs will be incurred and charged to expense over the next 18 to 30 months; some costs are expected to be incurred after client conversion. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the activity in the Company’s exit and other related liabilities for the three months ended March 31, 2022:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2021	$28	$7	$35
Amounts recognized in expense (1)	8	2	10
Costs paid or otherwise settled	(4)	(1)	(5)
Balance at March 31, 2022 (2)	$32	$8	$40
(1) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are primarily included in compensation and benefits on the condensed consolidated statements of income.
(2) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

The following is a summary of the activity in the Company’s exit and other related liabilities for the three months ended March 31, 2021:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2020	$86	$24	$110
Amounts recognized in expense (1)	22	6	28
Costs paid or otherwise settled	(52)	(15)	(67)
Balance at March 31, 2021 (2)	$56	$15	$71
(1) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are primarily included in compensation and benefits on the condensed consolidated statements of income.
(2) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

The following table summarizes the exit and other related costs recognized in expense for the three months ended March 31, 2022:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$8	$—	$8	$2	$—	$2	$10
Occupancy and equipment	—	1	1	—	1	1	2
Total	$8	$1	$9	$2	$1	$3	$12
(1) Costs related to facility closures. These costs, which are comprised of accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased properties.

The following table summarizes the exit and other related costs recognized in expense for the three months ended March 31, 2021:

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the exit and other related costs incurred from October 6, 2020 through March 31, 2022:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$212	$—	$212	$57	$—	$57	$269
Occupancy and equipment	—	25	25	—	6	6	31
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$212	$30	$242	$57	$7	$64	$306
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

11.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investment requirement. Schwab’s resale agreements as of March 31, 2022 and December 31, 2021 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $549 million and $566 million at March 31, 2022 and December 31, 2021, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
March 31, 2022
Assets
Resale agreements (1)	$14,011	$—	$14,011	$—	$(14,011)	(2)	$—
Securities borrowed (3)	570	—	570	(361)	(202)		7
Total	$14,581	$—	$14,581	$(361)	$(14,213)		$7
Liabilities
Securities loaned (4,5)	$7,221	$—	$7,221	$(361)	$(6,040)		$820
Secured short-term borrowings (6)	1,850	—	1,850	—	(1,850)		—
Total	$9,071	$—	$9,071	$(361)	$(7,890)		$820

December 31, 2021
Assets
Resale agreements (1)	$13,096	$—	$13,096	$—	$(13,096)	(2)	$—
Securities borrowed (3)	582	—	582	(383)	(195)		4
Total	$13,678	$—	$13,678	$(383)	$(13,291)		$4
Liabilities
Securities loaned (4,5)	$7,158	$—	$7,158	$(383)	$(6,015)		$760
Secured short-term borrowings (6)	1,850	—	1,850	—	(1,850)		—
Total	$9,008	$—	$9,008	$(383)	$(7,865)		$760
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At March 31, 2022 and December 31, 2021, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $14.4 billion and $13.4 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2022 and December 31, 2021.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities.
(6) Included in short-term borrowings in the condensed consolidated balance sheets. See below for collateral pledged and Note 8 for additional information.

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

	March 31, 2022	December 31, 2021
Fair value of client securities available to be pledged	$111,343	$120,306
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$16,442	$16,829
Fulfillment of client short sales	6,320	5,934
Securities lending to other broker-dealers	6,144	6,269
Collateral for short-term borrowings	2,253	2,390
Total collateral pledged to third parties	$31,159	$31,422
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $242 million as of March 31, 2022 and $118 million as of December 31, 2021.
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

Liabilities measured at fair value on a recurring basis include repurchase liabilities related to client-held fractional shares of equities, ETFs, and other securities, which are included in other assets on the condensed consolidated balance sheets. The Company has elected the fair value option pursuant to ASC 825 Financial Instruments for the repurchase liabilities to match the measurement and accounting of the related client-held fractional shares. The fair values of the repurchase liabilities are based on quoted market prices or other observable market data consistent with the related client-held fractional shares. Unrealized gains and losses on client-held fractional shares offset the unrealized gains and losses on the corresponding repurchase liabilities, resulting in no impact to the consolidated statements of income. The Company’s liabilities to repurchase client-held fractional shares do not have credit risk, and, as a result, the Company has not recognized any gains or losses in the condensed consolidated statements of income or comprehensive income attributable to instrument-specific credit risk for these repurchase liabilities. The repurchase liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2021 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2022 or December 31, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

March 31, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$15,112	$—	$—	$15,112
Commercial paper	—	4,587	—	4,587
Total cash equivalents	15,112	4,587	—	19,699
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	349	—	349
U.S. Government securities	—	35,707	—	35,707
Total investments segregated and on deposit for regulatory purposes	—	36,056	—	36,056
Available for sale securities:
U.S. agency mortgage-backed securities	—	201,534	—	201,534
U.S. Treasury securities	—	31,833	—	31,833
Asset-backed securities	—	18,423	—	18,423
Corporate debt securities	—	14,608	—	14,608
U.S. state and municipal securities	—	1,576	—	1,576
Non-agency commercial mortgage-backed securities	—	1,161	—	1,161
Certificates of deposit	—	1,296	—	1,296
Foreign government agency securities	—	1,096	—	1,096
Commercial paper	—	200	—	200
Other	—	322	—	322
Total available for sale securities	—	272,049	—	272,049
Other assets:
Equity, corporate debt, and other securities	865	59	—	924
Mutual funds and ETFs	603	—	—	603
State and municipal debt obligations	—	7	—	7
U.S. Government securities	—	4	—	4
Total other assets	1,468	70	—	1,538
Total assets	$16,580	$312,762	$—	$329,342
Accrued expenses and other liabilities	$1,331	$48	$—	$1,379
Total liabilities	$1,331	$48	$—	$1,379

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$71,427	$71,427	$—	$—	$71,427
Cash and investments segregated and on deposit for regulatory purposes	18,385	4,376	14,009	—	18,385
Receivables from brokerage clients — net	84,065	—	84,065	—	84,065
Held to maturity securities:
U.S. agency mortgage-backed securities	105,286	—	99,149	—	99,149
Total held to maturity securities	105,286	—	99,149	—	99,149
Bank loans — net:
First Mortgages	22,668	—	21,421	—	21,421
HELOCs	614	—	637	—	637
Pledged asset lines	13,716	—	13,716	—	13,716
Other	209	—	209	—	209
Total bank loans — net	37,207	—	35,983	—	35,983
Other assets	3,828	—	3,828	—	3,828
Liabilities
Bank deposits	$465,827	$—	$465,827	$—	$465,827
Payables to brokerage clients	125,307	—	125,307	—	125,307
Accrued expenses and other liabilities	8,492	—	8,492	—	8,492
Short-term borrowings	4,234	—	4,234	—	4,234
Long-term debt	21,782	—	21,257	—	21,257

December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$51,256	$51,256	$—	$—	$51,256
Cash and investments segregated and on deposit for regulatory purposes	17,246	4,151	13,095	—	17,246
Receivables from brokerage clients — net	90,560	—	90,560	—	90,560
Bank loans — net:
First Mortgages	21,077	—	21,027	—	21,027
HELOCs	646	—	668	—	668
Pledged asset lines	12,709	—	12,709	—	12,709
Other	204	—	204	—	204
Total bank loans — net	34,636	—	34,608	—	34,608
Other assets	3,561	—	3,561	—	3,561
Liabilities
Bank deposits	$443,778	$—	$443,778	$—	$443,778
Payables to brokerage clients	125,671	—	125,671	—	125,671
Accrued expenses and other liabilities	8,327	—	8,327	—	8,327
Short-term borrowings	4,855	—	4,855	—	4,855
Long-term debt	18,820	—	19,383	—	19,383

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
13.    Stockholders’ Equity

On March 4, 2022, the Company issued and sold 750,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.000% fixed-rate reset non-cumulative perpetual preferred stock, Series K, $.01 par value, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). The net proceeds of the offering were $740 million, after deducting the underwriting discount and offering expenses

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the three months ended March 31, 2022 and 2021. As of March 31, 2022, $1.8 billion remained on the authorization.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2022	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	March 31, 2022 (1)	December 31, 2021 (1)		March 31, 2022	December 31, 2021	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400,000	400,000	1,000	397	397	01/26/12	5.137%	02/01/22	02/01/22	3M LIBOR	4.820%
Series E	6,000	6,000	100,000	591	591	10/31/16	3.838%	03/01/22	03/01/22	3M LIBOR	3.315%
Series F	5,000	5,000	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G (2)	25,000	25,000	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	25,000	25,000	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	22,500	22,500	100,000	2,222	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (4)	7,500	—	100,000	740	—	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,841,000	1,833,500		$10,694	$9,954
(1) Represented by depositary shares, except for Series A.
(2) The dividend rate for Series G and I resets on each five-year anniversary from the first reset date.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) The Series K dividend rate resets on each five-year anniversary beginning on June 1, 2027 based on a five-year treasury rate, representing the average of the yields on actively traded U.S. treasury securities adjusted to constant maturity for five-year maturities. Series K is only redeemable on dividend payment dates on or after the first reset date.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended March 31,
	2022		2021
	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$5.0	$12.70	$—	$—
Series C (1)	—	—	9.0	15.00
Series D	11.2	14.88	11.2	14.88
Series E	13.9	2,312.50	13.9	2,312.50
Series F	—	—	—	—
Series G	33.6	1,343.75	33.6	1,343.75
Series H	25.0	1,000.00	22.2	888.89
Series I (2)	22.5	1,000.00	—	—
Series J (3)	6.7	11.13	—	—
Series K (4)	—	—	—	—
Total	$117.9		$89.9
(1) Series C Preferred Stock was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(2) Series I Preferred Stock was issued on March 18, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(3) Series J Preferred Stock was issued on March 30, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(4) Series K Preferred Stock was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend will be paid on June 1, 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Accumulated Other Comprehensive Income
AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(1,409)	(4,508)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(2)	(8)
Balance at March 31, 2021	$878

Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(3,137)	(9,998)
Net unrealized loss on securities transferred to held to maturity, net of tax expense (benefit) of $579 (1)	1,850
Other reclassifications included in other revenue, net of tax expense (benefit) of $(3)	(9)
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax expense (benefit) of $(579) (1)	(1,850)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $21	71
Balance at March 31, 2022	$(11,045)
(1) In January 2022, the Company transferred a portion of its AFS securities to the HTM category. The transfer resulted in no net impact to AOCI. See Note 4 for additional discussion on the transfer of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Earnings Per Common Share
For the three months ended March 31, 2022 and 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. For further details surrounding the EPS computation, see Note 25 in the 2021 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended March 31,
	2022		2021
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,344	$58	$1,422	$62
Preferred stock dividends and other (1)	(119)	(5)	(92)	(4)
Net income available to common stockholders	$1,225	$53	$1,330	$58
Denominator
Weighted-average common shares outstanding — basic	1,815	79	1,803	79
Basic earnings per share	$.67	$.67	$.74	$.74
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,225	$53	$1,330	$58
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	53	—	58	—
Allocation of net income available to common stockholders:	$1,278	$53	$1,388	$58
Denominator
Weighted-average common shares outstanding — basic	1,815	79	1,803	79
Conversion of nonvoting shares to voting shares	79	—	79	—
Common stock equivalent shares related to stock incentive plans	11	—	10	—
Weighted-average common shares outstanding — diluted (2)	1,905	79	1,892	79
Diluted earnings per share	$.67	$.67	$.73	$.73
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 14 million and 15 million for the three months ended March 31, 2022 and 2021, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Regulatory Requirements

At March 31, 2022, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$29,119	18.9%	N/A		$6,946	4.5%
Tier 1 Risk-Based Capital	39,813	25.8%	N/A		9,261	6.0%
Total Risk-Based Capital	39,850	25.8%	N/A		12,348	8.0%
Tier 1 Leverage	39,813	6.1%	N/A		25,937	4.0%
Supplementary Leverage Ratio	39,813	6.1%	N/A		19,613	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$30,672	27.1%	$7,352	6.5%	$5,090	4.5%
Tier 1 Risk-Based Capital	30,672	27.1%	9,049	8.0%	6,786	6.0%
Total Risk-Based Capital	30,701	27.1%	11,311	10.0%	9,049	8.0%
Tier 1 Leverage	30,672	7.1%	21,581	5.0%	17,265	4.0%
Supplementary Leverage Ratio	30,672	7.0%	N/A		13,076	3.0%

December 31, 2021
CSC
Common Equity Tier 1 Risk-Based Capital	$27,967	19.7%	N/A		$6,389	4.5%
Tier 1 Risk-Based Capital	37,921	26.7%	N/A		8,518	6.0%
Total Risk-Based Capital	37,950	26.7%	N/A		11,358	8.0%
Tier 1 Leverage	37,921	6.2%	N/A		24,346	4.0%
Supplementary Leverage Ratio	37,921	6.2%	N/A		18,434	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,014	26.8%	$6,787	6.5%	$4,698	4.5%
Tier 1 Risk-Based Capital	28,014	26.8%	8,353	8.0%	6,265	6.0%
Total Risk-Based Capital	28,033	26.8%	10,441	10.0%	8,353	8.0%
Tier 1 Leverage	28,014	7.1%	19,790	5.0%	15,832	4.0%
Supplementary Leverage Ratio	28,014	7.0%	N/A		12,016	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. Beginning in 2022, CSC will become subject to a stress capital buffer requirement once the Federal Reserve provides CSC with its final stress capital buffer requirement and it becomes effective on October 1, 2022. A firm that has not yet received a stress capital buffer but that is subject to capital planning requirements, such as CSC, is subject to a stress capital buffer requirement of 2.5% under regulatory requirements. CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2022, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2022, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2022 that management believes have changed CSB’s capital category.

At March 31, 2022, the balance sheets of Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $40.7 billion and $15.6 billion, respectively. Based on their regulatory capital ratios, at March 31, 2022, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	March 31, 2022	December 31, 2021
CS&Co
Net capital	$5,156	$5,231
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	918	941
Net capital in excess of required net capital	$4,238	$4,290
TDAC
Net capital	$5,325	$5,337
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	903	1,007
Net capital in excess of required net capital	$4,422	$4,330
TD Ameritrade, Inc.
Net capital	$679	$711
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$679	$711

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at March 31, 2022. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021
Net Revenues
Net interest revenue	$1,574	$1,454	$609	$457	$2,183	$1,911
Asset management and administration fees	781	742	287	274	1,068	1,016
Trading revenue	844	1,097	119	119	963	1,216
Bank deposit account fees	200	254	94	97	294	351
Other	127	178	37	43	164	221
Total net revenues	3,526	3,725	1,146	990	4,672	4,715
Expenses Excluding Interest	2,131	2,109	702	646	2,833	2,755
Income before taxes on income	$1,395	$1,616	$444	$344	$1,839	$1,960

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first three months of 2022, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2021 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. The authorization does not have an expiration date. There were no share repurchases under this authorization during the first quarter of 2022.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2022 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	84	$95.08	N/A	N/A
February:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	3	$89.40	N/A	N/A
March:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	436	$80.16	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	523	$82.61	N/A	N/A
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

3.26
Certificate of Designations of 5.000% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series K, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated March 3, 2022, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 9, 2022	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer