Form 10-Q
period 2022-06-30
SCHWAB CHARLES CORP
filed 2022-08-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
1,817,794,131 shares of $.01 par value Common Stock and 79,293,695 shares of $.01 par value Nonvoting Common Stock outstanding on July 29, 2022

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $60 trillion, which means the Company’s $6.83 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•Investments to support growth in our client base (see Overview);
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
•Net interest revenue (see Results of Operations);
•Capital expenditures (see Results of Operations);
•The phase-out of the use of LIBOR (see Risk Management);
•Sources of liquidity and capital (see Liquidity Risk and Capital Management);
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

Important factors that may cause actual results to differ include, but are not limited to:
•General market conditions, including equity valuations and the level of interest rates;
•The level and mix of client trading activity;
•Our ability to attract and retain clients, develop trusted relationships, and grow client assets;
•Client use of our advisory and lending solutions and other products and services;
•The level of client assets, including cash balances;
•Competitive pressure on pricing, including deposit rates;
•Client sensitivity to rates;
•Regulatory guidance and adverse impacts from new legislation or rulemaking;
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
•Interest earning asset mix and growth;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarter and first six months of 2022 and 2021 are as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Client Metrics
Net new client assets (in billions) (1)	$43.4	$108.8	(60)%	$163.9	$242.6	(32)%
Core net new client assets (in billions)	$64.2	$108.8	(41)%	$184.7	$257.0	(28)%
Client assets (in billions, at quarter end)	$6,832.5	$7,574.8	(10)%
Average client assets (in billions)	$7,262.7	$7,358.9	(1)%	$7,514.6	$7,155.6	5%
New brokerage accounts (in thousands)	1,014	1,657	(39)%	2,216	4,810	(54)%
Active brokerage accounts (in thousands, at quarter end)	33,896	32,265	5%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,524.2	$3,734.4	(6)%
Client cash as a percentage of client assets (at quarter end)	12.8%	10.5%
Company Financial Information and Metrics
Total net revenues	$5,093	$4,527	13%	$9,765	$9,242	6%
Total expenses excluding interest	2,819	2,808	—	5,652	5,563	2%
Income before taxes on income	2,274	1,719	32%	4,113	3,679	12%
Taxes on income	481	454	6%	918	930	(1)%
Net income	1,793	1,265	42%	3,195	2,749	16%
Preferred stock dividends and other	141	148	(5)%	265	244	9%
Net income available to common stockholders	$1,652	$1,117	48%	$2,930	$2,505	17%
Earnings per common share — diluted	$.87	$.59	47%	$1.54	$1.32	17%
Net revenue growth from prior year	13%	85%		6%	82%
Pre-tax profit margin	44.6%	38.0%		42.1%	39.8%
Return on average common stockholders’ equity (annualized)	19%	10%		15%	10%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.15%		0.15%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	6.4%	6.4%
Non-GAAP Financial Measures (2)
Adjusted total expenses (3)	$2,571	$2,510		$5,154	$4,992
Adjusted diluted EPS	$.97	$.70		$1.74	$1.55
Return on tangible common equity	45%	20%		32%	21%
(1) The second quarter and first six months of 2022 include an outflow of $20.8 billion from a mutual fund clearing services client. The first six months of 2021 includes an outflow of $14.4 billion from a mutual fund clearing services client.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(3) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

Schwab’s business momentum remained strong in the first six months of 2022, as we supported our clients amidst increasing challenges in the U.S. economy, including rising inflation and the Federal Reserve’s corresponding aggressive tightening stance, as well as ongoing geopolitical turmoil driven by the war in Ukraine. Equity markets were volatile throughout the first six months of the year, declining significantly from year-end 2021 and entering bear-market territory during the second quarter.

Against this backdrop, clients remained engaged in the first six months of 2022. While year-to-date clients’ daily average trades (DATs) declined 11% from the first half of 2021 as a result of the extraordinary client trading levels seen early in 2021, second quarter DATs were 6.2 million, rising 3% above the second quarter of 2021. Though new brokerage accounts were down from the extraordinary levels in early 2021, clients opened 1.0 million and 2.2 million new brokerage accounts in the second quarter and first six months of 2022, respectively. Active brokerage accounts increased 5% year-over-year to reach 33.9 million at June 30, 2022. Core net new assets totaled $64.2 billion and $184.7 billion in the second quarter and first six months of 2022, respectively, even as these totals were impacted significantly by tax-season outflows experienced in the second quarter. We

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

ended the second quarter of 2022 with $6.83 trillion in client assets, down 10% from June 30, 2021, and down 16% from year-end 2021, reflecting the impacts of significant declines in market valuations in the first half of 2022.

Schwab’s financial results for the second quarter and first six months of 2022 reflected the strength of our operating model. Net income totaled $1.8 billion and $3.2 billion in the second quarter and first six months of 2022, respectively, rising 42% and 16% from the comparable periods in 2021. Diluted earnings per share (EPS) totaled $.87 and $1.54 for the second quarter and first six months of 2022, respectively, increasing 47% and 17% from the same periods in the prior year. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, was $.97 and $1.74 in the second quarter and first six months of 2022, respectively, up 39% and 12% from the comparable periods in 2021. Schwab’s financial results for the second quarter of 2021 included a charge of approximately $200 million in other expense regarding a now settled regulatory matter (see Item 1 – Note 9).

Total net revenues were $5.1 billion and $9.8 billion in the second quarter and first half of 2022, respectively, up 13% and 6% from the same periods in the prior year. Net interest revenue was $2.5 billion and $4.7 billion in the second quarter and first half of 2022, respectively, rising 31% and 23% from the same prior year periods as higher market interest rates and growth in interest-earning assets more than offset the impact of decreases in securities lending activity. Asset management and administration fees of $1.1 billion and $2.1 billion in the second quarter and first half of 2022, respectively, were unchanged from the second quarter of 2021 and up 3% from the first half of 2021, as the benefits of lower money market fund fee waivers and growth in proprietary mutual funds and ETFs were largely offset by significant declines in equity market valuations.

Trading revenue was $885 million and $1.8 billion in the second quarter and first six months of 2022, respectively, down 7% and 15% from the same periods in 2021, due primarily to changes in the mix of client activity and, for the year-to-date period, lower DATs relative to the extraordinary client trading seen early in 2021. Bank deposit account fee revenue totaled $352 million and $646 million in the second quarter and first half of 2022, respectively, rising 4% and decreasing 6% from the comparable periods in 2021. BDA balances totaled $155.6 billion at June 30, 2022, down 4% from June 30, 2021 and down 2% from year-end 2021, reflecting migrations to our balance sheet partially offset by growth in client cash balances.

Total expenses excluding interest of $2.8 billion in the second quarter of 2022 increased slightly from the second quarter of 2021, while the year-to-date amount of $5.7 billion increased 2% from the first half of 2021. During the second quarter and first six months of 2022, acquisition and integration-related costs totaled $94 million and $190 million, respectively, and amortization of acquired intangible assets was $154 million and $308 million, respectively. Exclusive of these items, adjusted total expenses (1) were $2.6 billion and $5.2 billion for the second quarter and first half of 2022, respectively, increasing 2% and 3% from the same periods in 2021. The increases in total expenses excluding interest and adjusted total expenses reflect higher compensation and benefits expense and higher occupancy and equipment expense, as we continue to invest in our people and our ability to support current and ongoing growth in our client base. These increases were partially offset by lower other expense, which included a charge of approximately $200 million in the second quarter of 2021 (see Item 1 – Note 9).

Return on average common stockholders’ equity increased to 19% and 15% for the second quarter and first six months of 2022, respectively, compared with 10% in both comparable periods in 2021. Return on tangible common equity (1) (ROTCE) was 45% and 32% in the second quarter and first six months of 2022, respectively, compared with 20% and 21% in the same periods in the prior year. The increases in both return on average common stockholders’ equity and ROTCE in the second quarter and first six months of 2022 were due primarily to lower stockholders’ equity and higher net income. Stockholders’ equity declined in the first six months of 2022 due to a decrease in accumulated other comprehensive income (AOCI) as higher market interest rates resulted in larger unrealized losses on our available for sale (AFS) portfolio.

The Company continued its disciplined approach to balance sheet management in the first six months of the year, including the maintenance of appropriate capital and liquidity to support client activity. Total balance sheet assets were $638 billion at June 30, 2022, down 6% in the second quarter and down 4% from year-end 2021. These decreases were due to several factors, including significant client tax disbursements in April, larger unrealized losses on the AFS portfolio, lower margin loans due to softening investor sentiment, and client cash allocation decisions as interest rates increased. Migrations of Insured Deposit Account (IDA) balances from the TD Depository Institutions to Schwab’s balance sheet totaled $14.6 billion in the first half of 2022. During the first quarter of 2022, we issued $750 million in preferred stock to support balance sheet growth seen early in the year from IDA balance migrations, and we also issued $3.0 billion in senior notes primarily for ongoing liquidity purposes. At June 30, 2022, Schwab’s Tier 1 Leverage Ratio was 6.4%, increasing from 6.2% at year-end 2021.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Integration of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). Integration work continued during the first six months of 2022. Based on our current integration plans and expanded scope of technology work, the Company continues to expect to complete client conversions across multiple groups over the course of 2023, ending in the fourth quarter. We also continue to expect to incur total acquisition and integration-related costs and capital expenditures of between $2.0 billion and $2.2 billion.

The Company’s estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the expected duration and complexity of the integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition and availability of third-party labor, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, as well as changes in the scope and cost of technology and real estate-related exit cost variability due to effects of changes in remote working trends.

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $94 million and $190 million for the second quarter and first six months of 2022, respectively, and $144 million and $263 million for the second quarter and first six months of 2021, respectively. Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through June 30, 2022, we have achieved over half of this amount on an annualized run-rate basis. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Part II – Item 7 – Overview in our 2021 Form 10-K and Item 1 – Note 10 for additional information regarding our integration of TD Ameritrade.

Subsequent Events

On July 27, 2022, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization and replaced it with a new authorization to repurchase up to $15.0 billion of common stock, and declared a 2 cent, or 10%, increase in the quarterly cash dividend to $.22 per common share. The share repurchase authorization does not have an expiration date. On August 1, 2022, CSC purchased, directly from an affiliate of The Toronto-Dominion Bank (TD Bank), 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s new share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022.

In addition, on July 27, 2022, CSC’s Board of Directors appointed Walter W. Bettinger II, Chief Executive Officer of CSC, as Co-Chairman of the Board of Directors, along with Founder and Co-Chairman Charles R. Schwab. Concurrently, CSC’s Board of Directors approved amendments to the CSC bylaws to clarify that there may be more than one named Chairman of the Board.

Current Regulatory Environment and Other Developments

Results of the Federal Reserve’s 2022 Comprehensive Capital Analysis and Review

In June 2022, the Company received the results of the Federal Reserve’s 2022 Comprehensive Capital Analysis and Review (CCAR). These results included the Federal Reserve’s estimate of CSC’s minimum capital ratios under the supervisory severely adverse scenario for the nine-quarter horizon beginning December 31, 2021 and ending March 31, 2024. Based on these results, CSC’s calculated stress capital buffer was below the 2.5% minimum, resulting in a stress capital buffer at the 2.5% floor. This 2.5% stress capital buffer will be applicable beginning October 1, 2022. See Item 1 – Note 16 for additional information regarding our capital requirements.

Federal Deposit Insurance Corporation (FDIC) Assessment Rate Proposal

In June 2022, the FDIC issued a notice of proposed rulemaking that would increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The proposed change is intended to raise the FDIC’s Deposit Insurance Fund (DIF) reserve ratio to the minimum threshold within the FDIC’s established DIF restoration plan, and would be in effect until the DIF reserve ratio meets the FDIC’s long-term goal of 2%. A 2 basis point increase in the

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

initial base deposit insurance assessment rate would result in a corresponding increase in regulatory fees and assessments, as well as a corresponding decrease in bank deposit account fees based on IDA balances. The proposed rule is subject to a comment period which will end August 20, 2022.

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2022		2021
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	31%	$2,710	53%	$2,068	46%
Interest expense	37%	(166)	(3)%	(121)	(3)%
Net interest revenue	31%	2,544	50%	1,947	43%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	7%	515	10%	481	11%
Advice solutions	(6)%	461	9%	490	11%
Other	—	76	2%	76	1%
Asset management and administration fees	—	1,052	21%	1,047	23%
Trading revenue
Commissions	(8)%	443	9%	479	11%
Order flow revenue	(8)%	430	8%	465	10%
Principal transactions	9%	12	—	11	—
Trading revenue	(7)%	885	17%	955	21%
Bank deposit account fees	4%	352	7%	337	7%
Other	8%	260	5%	241	6%
Total net revenues	13%	$5,093	100%	$4,527	100%

		2022		2021
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	23%	$5,029	51%	$4,083	44%
Interest expense	34%	(302)	(3)%	(225)	(2)%
Net interest revenue	23%	4,727	48%	3,858	42%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	6%	1,004	10%	951	10%
Advice solutions	—	957	10%	958	10%
Other	3%	159	2%	154	2%
Asset management and administration fees	3%	2,120	22%	2,063	22%
Trading revenue
Commissions	(15)%	927	9%	1,093	12%
Order flow revenue	(15)%	900	9%	1,056	11%
Principal transactions	(5)%	21	1%	22	1%
Trading revenue	(15)%	1,848	19%	2,171	24%
Bank deposit account fees	(6)%	646	7%	688	7%
Other	(8)%	424	4%	462	5%
Total net revenues	6%	$9,765	100%	$9,242	100%

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

Interest rates increased significantly from year-end 2021 through June 30, 2022. Short-term rates were near zero until the Federal Reserve began its tightening cycle in March 2022, ultimately increasing the federal funds target overnight rate three times between March and June 2022 for a total increase of 150 basis points, while long-term interest rates increased throughout the first six months of the year. Despite significant seasonal tax-related client cash outflows in the second quarter, Schwab continued to see strength in net new client assets throughout the first six months of 2022, which, along with transfers of BDA balances to the Company’s balance sheet (see Bank Deposit Account Fees), drove growth in Schwab’s interest-earning assets. Partially offsetting this growth, sustained equity market volatility and softening investor sentiment during the second quarter and the first six months of 2022 reduced demand for margin loans, which declined 16% from year-end 2021. In addition, over recent quarters, the Company has increased its cash holdings and reduced the duration of incremental investment securities purchases to provide flexibility to support changes in client cash allocations associated with higher short-term interest rates. These steps also help keep Schwab positioned to benefit from interest rate increases.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2022			2021
Three Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$65,414	$133	0.81%	$41,913	$9	0.07%
Cash and investments segregated	51,232	79	0.61%	41,037	4	0.04%
Receivables from brokerage clients	79,061	706	3.53%	75,737	609	3.18%
Available for sale securities (1,2)	287,313	1,088	1.51%	344,719	1,103	1.28%
Held to maturity securities (1,2)	101,752	339	1.33%	—	—	—
Bank loans	38,831	230	2.38%	27,234	148	2.18%
Total interest-earning assets	623,603	2,575	1.64%	530,640	1,873	1.40%
Securities lending revenue		130			194
Other interest revenue		5			1
Total interest-earning assets	$623,603	$2,710	1.73%	$530,640	$2,068	1.55%
Funding sources
Bank deposits	$449,936	$28	0.03%	$368,026	$13	0.01%
Payables to brokerage clients	101,784	4	0.02%	87,367	2	0.01%
Short-term borrowings	2,587	4	0.69%	3,245	3	0.33%
Long-term debt	21,119	124	2.34%	18,349	97	2.12%
Total interest-bearing liabilities	575,426	160	0.11%	476,987	115	0.10%
Non-interest-bearing funding sources	48,177			53,653
Securities lending expense		8			7
Other interest expense		(2)			(1)
Total funding sources	$623,603	$166	0.11%	$530,640	$121	0.09%
Net interest revenue		$2,544	1.62%		$1,947	1.46%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2022			2021
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$68,920	$167	0.48%	$40,414	$16	0.08%
Cash and investments segregated	51,570	94	0.36%	44,573	14	0.06%
Receivables from brokerage clients	81,618	1,332	3.24%	71,760	1,172	3.25%
Available for sale securities (1,2)	285,927	2,035	1.42%	341,500	2,194	1.28%
Held to maturity securities (1,2)	102,580	717	1.40%	—	—	—
Bank loans	37,351	417	2.24%	25,862	287	2.22%
Total interest-earning assets	627,966	4,762	1.51%	524,109	3,683	1.40%
Securities lending revenue		259			398
Other interest revenue		8			2
Total interest-earning assets	$627,966	$5,029	1.60%	$524,109	$4,083	1.55%
Funding sources
Bank deposits	$451,306	$44	0.02%	$365,576	$26	0.01%
Payables to brokerage clients	103,846	6	0.01%	87,353	4	0.01%
Short-term borrowings	3,646	8	0.46%	2,175	3	0.30%
Long-term debt	20,495	232	2.26%	16,308	182	2.23%
Total interest-bearing liabilities	579,293	290	0.10%	471,412	215	0.09%
Non-interest-bearing funding sources	48,673			52,697
Securities lending expense		15			12
Other interest expense		(3)			(2)
Total funding sources	$627,966	$302	0.10%	$524,109	$225	0.08%
Net interest revenue		$4,727	1.50%		$3,858	1.47%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) In January 2022, the Company transferred a portion of its investment securities designated as available for sale to the held to maturity category, as described in Item 1 – Note 4.

Net interest revenue increased $597 million, or 31%, and $869 million or 23% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. These increases were due primarily to higher average yields on substantially all interest-earning assets as a result of higher market interest rates as well as overall growth in interest-earning assets. Net premium amortization of investment securities decreased to $382 million and $868 million in the second quarter and first six months of 2022, respectively, from $600 million and $1.2 billion in the second quarter and first six months of 2021, respectively. These benefits were partially offset by lower securities lending revenue due to decreased market demand and higher interest expense on higher balances of long-term debt and bank deposits.

Average interest-earning assets for the second quarter and first six months of 2022 were higher by 18% and 20%, respectively, compared to the same periods in 2021. These increases were primarily due to growth in bank deposits and payables to brokerage clients, which resulted from net new client asset inflows as well as transfers of BDA balances to our balance sheet in the second half of 2021 and the first six months of 2022.

Net interest margin increased to 1.62% and 1.50% during the second quarter and first six months of 2022, respectively, from 1.46% and 1.47% during the same periods in 2021. These increases were primarily driven by improved yields on substantially all interest-earning assets as a result of higher market interest rates. Higher interest rates on recent issuances and floating-rate long-term debt balances, as well as higher rates paid on bank deposits, resulted in a slight increase in the yield on total funding sources during the second quarter and first six months of 2022 compared with the same periods in 2021.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2022			2021
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$146,009	$106	0.29%	$157,057	$114	0.29%
Fee waivers		(3)			(85)
Schwab money market funds	$146,009	103	0.28%	$157,057	29	0.07%
Schwab equity and bond funds, ETFs, and CTFs	431,747	92	0.09%	415,311	94	0.09%
Mutual Fund OneSource® and other non-transaction fee funds	192,435	149	0.31%	228,890	180	0.32%
Other third-party mutual funds and ETFs	795,727	171	0.09%	896,236	178	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,565,918	515	0.13%	$1,697,494	481	0.11%
Advice solutions (1)
Fee-based	$440,336	461	0.42%	$448,107	490	0.44%
Non-fee-based	86,684	—	—	87,857	—	—
Total advice solutions	$527,020	461	0.35%	$535,964	490	0.37%
Other balance-based fees (2)	566,712	61	0.04%	605,617	63	0.04%
Other (3)		15			13
Total asset management and administration fees		$1,052			$1,047

Six Months Ended June 30,	2022			2021
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$145,371	$208	0.29%	$163,370	$236	0.29%
Fee waivers		(57)			(163)
Schwab money market funds	$145,371	151	0.21%	$163,370	73	0.09%
Schwab equity and bond funds, ETFs, and CTFs	444,036	189	0.09%	396,296	180	0.09%
Mutual Fund OneSource® and other non-transaction fee funds	202,538	314	0.31%	225,673	352	0.31%
Other third-party mutual funds and ETFs	833,969	350	0.08%	872,822	346	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,625,914	1,004	0.12%	$1,658,161	951	0.12%
Advice solutions (1)
Fee-based	$454,830	957	0.42%	$436,368	958	0.44%
Non-fee-based	88,509	—	—	86,312	—	—
Total advice solutions	$543,339	957	0.36%	$522,680	958	0.37%
Other balance-based fees (2)	591,695	128	0.04%	591,090	127	0.04%
Other (3)		31			27
Total asset management and administration fees		$2,120			$2,063
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

Asset management and administration fees were essentially flat in the second quarter of 2022 and increased by $57 million, or 3%, in the first six months of 2022, compared to the same periods in 2021. The increase during the first six months of 2022 was a result of a significant decrease in money market fund fee waivers due to improved portfolio yields as well as growth in proprietary mutual funds and ETFs. These increases were partially offset by lower balances in Mutual Fund OneSource® and money market funds, as well as equity market weakness during the first six months of 2022, which negatively impacted client asset valuations. As a result of the Federal Reserve’s three increases to the federal funds target overnight rate totaling 150 basis points during the first six months of 2022, money market fund fee waivers were eliminated by the end of the second quarter of 2022.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, exchange-traded funds (ETFs), and collective trust funds (CTFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 33% and 31% of the asset management and administration fees earned in the second

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

quarter and first six months of 2022, respectively, compared with 29% of the asset management and administration fees earned in both the second quarter and first six months of 2021:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021
Balance at beginning of period	$143,105	$163,581	$444,277	$373,817	$235,465	$227,289
Net inflows (outflows)	16,012	(11,647)	5,684	13,875	(10,207)	(1,784)
Net market gains (losses) and other	114	9	(62,750)	23,399	(28,680)	14,676
Balance at end of period	$159,231	$151,943	$387,211	$411,091	$196,578	$240,181

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021
Balance at beginning of period	$146,509	$176,089	$454,864	$341,689	$234,940	$223,857
Net inflows (outflows)	12,592	(24,169)	15,145	26,680	(18,763)	(6,472)
Net market gains (losses) and other	130	23	(82,798)	42,722	(19,599)	22,796
Balance at end of period	$159,231	$151,943	$387,211	$411,091	$196,578	$240,181

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

The following table presents trading revenue and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Trading revenue	$885	$955	(7)%	$1,848	$2,171	(15)%
DATs (in thousands)	6,227	6,042	3%	6,403	7,209	(11)%
Number of trading days	62.0	63.0	(2)%	124.0	124.0	—
Revenue per trade (1)	$2.29	$2.51	(9)%	$2.33	$2.43	(4)%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $70 million and $323 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decrease in the second quarter of 2022 compared to the second quarter of 2021 was primarily due to changes in the mix of client activity, resulting in lower commissions and order flow revenue, which each decreased 8% from the second quarter of 2021. The decrease in the first six months of 2022 compared to the same period in 2021 was primarily due to lower client trading activity during the first quarter of 2022 relative to the extraordinary trading volume experienced during the first quarter of 2021, as well as changes in the mix of client activity. These factors drove lower commissions and order flow revenue, which each decreased 15% from the first six months of 2021.

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

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning floating- and fixed-rate yields:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Bank deposit account fees	$352	$337	4%	$646	$688	(6)%
Average BDA balances	$154,227	$161,400	(4)%	$155,013	$164,061	(6)%
Average net yield	0.90%	0.83%		0.83%	0.83%
Percentage of average BDA balances designated as:
Fixed-rate balances	77%	79%		77%	79%
Floating-rate balances	23%	21%		23%	21%

Bank deposit account fees increased $15 million, or 4%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to a rising interest rate environment, which helped to increase the average net yield in the second quarter of 2022. During the first six months of 2022, bank deposit account fees decreased $42 million, or 6%, as compared to the first six months of 2021, primarily due to lower average BDA balances. The Company transferred $10.6 billion and $16.3 billion of BDA balances to its balance sheet during the second half of 2021 and first six months of 2022, respectively. The transfer of these balances to our balance sheet was the primary driver in the change of average BDA balances in the first six months of 2022 compared with the first six months of 2021.

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

Other revenue increased $19 million in the second quarter of 2022 compared to the same period in 2021, due primarily to higher exchange processing fees and other service fees, partially offset by a higher provision for credit losses on bank loans. Exchange processing fees increased as a result of an SEC fee rate increase during the second quarter of 2022, and the provision for credit losses on bank loans increased as a result of higher loan loss factors driven primarily by higher forecasted interest rates and growth of the loan portfolio. Other revenue decreased $38 million in the first six months of 2022 compared to the same period in 2021, primarily due to the higher provision for credit losses. In addition, other revenue in the second quarter and first six months of 2022 included gains of $37 million and $46 million, respectively, on the sale of Schwab Compliance Technologies, Inc. and certain investments.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Compensation and benefits
Salaries and wages	$876	$796	10%	$1,729	$1,572	10%
Incentive compensation	333	331	1%	750	740	1%
Employee benefits and other	217	191	14%	493	436	13%
Total compensation and benefits	$1,426	$1,318	8%	2,972	2,748	8%
Professional services	258	247	4%	502	473	6%
Occupancy and equipment	294	239	23%	563	476	18%
Advertising and market development	105	128	(18)%	207	244	(15)%
Communications	169	166	2%	313	313	—
Depreciation and amortization	159	135	18%	309	264	17%
Amortization of acquired intangible assets	154	154	—	308	308	—
Regulatory fees and assessments	67	66	2%	135	144	(6)%
Other	187	355	(47)%	343	593	(42)%
Total expenses excluding interest	$2,819	$2,808	—	$5,652	$5,563	2%
Expenses as a percentage of total net revenues
Compensation and benefits	28%	29%		30%	30%
Advertising and market development	2%	3%		2%	3%
Full-time equivalent employees (in thousands)
At quarter end	35.2	32.5	8%
Average	34.5	32.4	6%	34.2	32.3	6%

Expenses excluding interest increased by $11 million and $89 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 2% and 3% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in the second quarter and first six months of 2022 compared to the same periods in 2021, primarily due to growth in employee headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Compensation and benefits included acquisition and integration-related costs of $53 million and $97 million in the second quarter of 2022 and 2021, respectively, and $109 million and $169 million in the first six months of 2022 and 2021, respectively.

Professional services expense increased in the second quarter and first six months of 2022 compared to the same periods in 2021, primarily due to increased utilization of technology-related and other professional services to support overall growth of the business and enhancement to technological infrastructure to support our expanding client base, as well as the integration of TD Ameritrade. Professional services included acquisition and integration-related costs of $35 million and $37 million in the second quarter of 2022 and 2021, respectively, and $66 million and $64 million in the first six months of 2022 and 2021, respectively.

Occupancy and equipment expense increased in the second quarter and first six months of 2022 compared to the same periods in 2021, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Occupancy and equipment included acquisition and integration-related costs of $4 million and $7 million in the second quarter of 2022 and 2021, respectively, and $8 million and $23 million in the first six months of 2022 and 2021, respectively.

Advertising and market development expense decreased in the second quarter and first six months of 2022 compared to the same periods in 2021, primarily due to decreases in spending for marketing communications for TD Ameritrade.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Communications expense increased slightly in the second quarter compared with the second quarter of 2021 while remaining unchanged during the first six months of 2022 compared to the same period in 2021. The increase during the second quarter of 2022 was due to overall growth in the business, partially offset by lower telecommunications spending.

Depreciation and amortization expense increased in the second quarter and first six months of 2022 compared to the same periods in 2021, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2021 and the second quarter and first six months of 2022 to support the TDA integration and enhance our technological infrastructure to support growth of the business.

Regulatory fees and assessments in the second quarter of 2022 were largely consistent with the second quarter of 2021, and decreased in the first six months of the year from the first six months of 2021. These changes primarily resulted from lower client trading activity in 2022, partially offset by higher FDIC assessments and other regulatory assessments due to asset growth and overall growth of the business.

Other expense decreased in the second quarter and first six months of 2022 compared to the same periods in 2021, primarily due to the recognition in the second quarter of 2021 of approximately $200 million for a now-settled regulatory matter (see Item 1 – Note 9). The decrease was partially offset by higher exchange processing fees as a result of fee rate increases during the second quarter of 2022.

Capital expenditures were $339 million and $225 million in the second quarter of 2022 and 2021, respectively, and $548 million and $434 million for the first six months of 2022 and 2021, respectively. The increases in capital expenditures from the prior year were primarily related to continued work on TDA integration and enhancement of our technological infrastructure to support greater capacity for our expanding client base. We continue to anticipate capital expenditures for full-year 2022 will be approximately 4-5% of total net revenues.

Taxes on Income

Taxes on income were $481 million and $454 million for the second quarters of 2022 and 2021, respectively, resulting in effective income tax rates on income before taxes of 21.2% and 26.4%, respectively. Taxes on income were $918 million and $930 million for the first six months of 2022 and 2021, respectively, resulting in effective income tax rates on income before taxes of 22.3% and 25.3%, respectively. The decrease in the effective tax rates in the second quarter and first six months of 2022 compared to the same periods in 2021 was primarily related to the reversal of tax reserves in 2022 due to the resolution of certain state matters and tax benefits recognized on the portion of the regulatory matter charge that was determined upon settlement to be deductible.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021
Net Revenues
Net interest revenue	24%	$1,834	$1,478	51%	$710	$469	31%	$2,544	$1,947
Asset management and administration fees	(1)%	763	769	4%	289	278	—	1,052	1,047
Trading revenue	(11)%	763	861	30%	122	94	(7)%	885	955
Bank deposit account fees	(9)%	227	249	42%	125	88	4%	352	337
Other	10%	187	170	3%	73	71	8%	260	241
Total net revenues	7%	3,774	3,527	32%	1,319	1,000	13%	5,093	4,527
Expenses Excluding Interest	(4)%	2,111	2,188	14%	708	620	—	2,819	2,808
Income before taxes on income	24%	$1,663	$1,339	61%	$611	$380	32%	$2,274	$1,719

Net New Client Assets (in billions) (1)	(80)%	$8.8	$44.5	(46)%	$34.6	$64.3	(60)%	$43.4	$108.8

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Advisor Services			Total
Six Months Ended June 30,	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021
Net Revenues
Net interest revenue	16%	$3,408	$2,932	42%	$1,319	$926	23%	$4,727	$3,858
Asset management and administration fees	2%	1,544	1,511	4%	576	552	3%	2,120	2,063
Trading revenue	(18)%	1,607	1,958	13%	241	213	(15)%	1,848	2,171
Bank deposit account fees	(15)%	427	503	18%	219	185	(6)%	646	688
Other	(10)%	314	348	(4)%	110	114	(8)%	424	462
Total net revenues	1%	7,300	7,252	24%	2,465	1,990	6%	9,765	9,242
Expenses Excluding Interest	(1)%	4,242	4,297	11%	1,410	1,266	2%	5,652	5,563
Income before taxes on income	3%	$3,058	$2,955	46%	$1,055	$724	12%	$4,113	$3,679

Net New Client Assets (in billions) (1)	(42)%	$63.4	$109.6	(24)%	$100.5	$133.0	(32)%	$163.9	$242.6
(1) In the second quarter and first six months of 2022, Investor Services includes an outflow of $20.8 billion from a mutual fund clearing services client. In the first six months of 2021, Investor Services includes an outflow of $14.4 billion from a mutual fund clearing services client.

Segment Net Revenues

Investor Services total net revenues increased by 7% and 1% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, while Advisor Services total net revenues increased by 32% and 24% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. Investor Services growth was primarily driven by increases in net interest revenue as described above, partially offset by decreases in trading revenue due to lower trading activity and bank deposit account fees as a result of migrating BDA balances to Schwab’s balance sheet during the second half of 2021 and the first six months of 2022. Advisor Services growth was primarily driven by increases in net interest revenue as described above, and increases in trading revenue and bank deposit account fees primarily due to growth in the business. Asset management and administration fees increased slightly more for Advisor Services due to client asset growth, even as equity market weakness largely offset the reduction of money market fee waivers for both segments in the second quarter and first six months of 2022 compared with the same periods in 2021. Both segments saw increases in other revenue for the second quarter of 2022 compared to the same period in 2021, due to higher exchange processing fees and other service fees, partially offset by an increased provision for credit losses on bank loans, while both segments decreased in the first six months of 2022 from the same period in 2021 primarily due to the higher provision for credit losses on bank loans.

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest decreased by 4% and 1% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, while Advisor Services total expenses excluding interest increased by 14% and 11% in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. Both segments saw higher compensation and benefits expenses due to increases in headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Occupancy and equipment expenses increased in both segments, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. In addition, depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, along with increases to enhance our technological infrastructure to support growth of the business. For Investor Services, these increases were more than offset by lower other expenses due to a charge of approximately $200 million in the second quarter of 2021 for a regulatory matter (see Item 1 – Note 9), resulting in a slight decrease in total expenses excluding interest in the second quarter and first six months of 2022 compared to the same periods in 2021.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact.

As part of our ongoing integration of TD Ameritrade, the Company has aligned TD Ameritrade’s risk management practices with Schwab’s risk appetite. Our integration work included evaluating new or changed risks impacting the combined company,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

and taking action through various means. Though integration work continues, the Company’s operations, inclusive of TD Ameritrade, remain consistent with our Enterprise Risk Management (ERM) framework.

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short- and long-term interest rates. Interest-earning assets include investment securities, margin loans, bank loans, and cash and cash equivalents. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we have some ability to manage our net interest spread, depending on competitive factors and market conditions.

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

The following table shows the simulated change to net interest revenue over the next 12 months beginning June 30, 2022 and December 31, 2021 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2022	December 31, 2021
Increase of 100 basis points	6.2%	14.1%
Decrease of 100 basis points	(6.1)%	(4.5)%
The Company’s simulated increase of 100 basis points in market interest rates had a lower impact on net interest revenue as of June 30, 2022 compared to December 31, 2021 primarily due to increased sensitivity to the Company’s higher projected client deposit rates and decreased sensitivity to the Company’s mortgage-backed investment securities. A simulated decrease of 100 basis points in market interest rates had a larger impact on net interest revenue as of June 30, 2022 compared to December 31, 2021 primarily due to increased sensitivity of cash and short-term investments. This increased sensitivity was partially offset by higher starting client deposit rates which, relative to the December 31, 2021 simulation, provide greater responsiveness to lower simulated interest rates.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of June 30, 2022 and December 31, 2021, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

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

On July 19, 2022, the Federal Reserve Board released a proposal that provides default rules for certain contracts that use LIBOR, which would implement the LIBOR Act with replacement rates based on the Secured Overnight Financing Rate (SOFR). The Company believes the LIBOR Act and the Federal Reserve Board’s proposed regulation help provide clarity for the transition of our legacy LIBOR contracts, including investment securities, loans, and preferred stock, to alternative reference rates in an orderly manner.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at June 30, 2022:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank secured credit facilities	Banking subsidiaries	$—	$64,688
Federal Reserve discount window	Banking subsidiaries	—	9,746
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,522
Unsecured commercial paper	CSC	600	4,400
Secured uncommitted lines of credit with various external banks (1)	TDAC	750	—
(1) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.

Our banking subsidiaries may also engage with external banks in repurchase agreements collateralized by investment securities as another source of short-term liquidity. CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at June 30, 2022 and December 31, 2021. CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

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

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2021 Form 10-K for additional information. The Company was in compliance with the LCR rule at June 30, 2022, and the table below presents information about our average daily LCR:

Average for the Three Months Ended June 30, 2022

Total eligible HQLA	$123,188
Net cash outflows	$108,227
LCR	114%

Borrowings

The Company had short-term borrowings outstanding of $1.4 billion and $4.9 billion as of June 30, 2022 and December 31, 2021, respectively. Long-term debt is primarily comprised of Senior Notes and totaled $21.1 billion and $18.9 billion at June 30, 2022 and December 31, 2021, respectively.

The following table provides information about our Senior Notes outstanding at June 30, 2022:

June 30, 2022	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$20,768	2022 - 2032	2.45%	A2	A	A
TDA Holding Senior Notes	$213	2024 - 2029	3.47%	A2	A	—

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

New Debt Issuances

The below debt issuances in the first six months of 2022 were senior unsecured obligations. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
March 3, 2022	$500	03/03/2027	SOFR + 1.050%
March 3, 2022	$1,500	03/03/2027	2.450%
March 3, 2022	$1,000	03/03/2032	2.900%

Equity Issuances

CSC’s preferred stock issued and net proceeds for the first six months of 2022 are as follows:

	Date Issued and Sold	Net Proceeds
Series K	March 4, 2022	$740

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

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management of the 2021 Form 10-K and in Item 1 – Note 16. As of June 30, 2022, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s consolidated and CSB’s capital ratios as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$44,513	$17,571	$56,261	$27,035
Less:
Preferred stock	10,694	—	9,954	—
Common Equity Tier 1 Capital before regulatory adjustments	$33,819	$17,571	$46,307	$27,035
Less:
Goodwill, net of associated deferred tax liabilities	$11,856	$13	$11,857	$13
Other intangible assets, net of associated deferred tax liabilities	7,312	—	7,579	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	31	29	13	12
AOCI adjustment (1)	(16,021)	(13,990)	(1,109)	(1,004)
Common Equity Tier 1 Capital	$30,641	$31,519	$27,967	$28,014
Tier 1 Capital	$41,335	$31,519	$37,921	$28,014
Total Capital	41,382	31,558	37,950	28,033
Risk-Weighted Assets	146,696	111,444	141,969	104,409
Total Leverage Exposure	652,283	434,250	614,466	400,532
Common Equity Tier 1 Capital/Risk-Weighted Assets	20.9%	28.3%	19.7%	26.8%
Tier 1 Capital/Risk-Weighted Assets	28.2%	28.3%	26.7%	26.8%
Total Capital/Risk-Weighted Assets	28.2%	28.3%	26.7%	26.8%
Tier 1 Leverage Ratio	6.4%	7.3%	6.2%	7.1%
Supplementary Leverage Ratio	6.3%	7.3%	6.2%	7.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 6.4% at June 30, 2022 from 6.2% at year-end 2021. This increase resulted from strength in earnings in the first six months of 2022, our March 2022 issuance of preferred stock, and a decrease of $12.6 billion, or 2%, in total bank deposits and payables to brokerage clients due to seasonal tax outflows and certain client cash allocation decisions resulting from the rising interest rate environment. CSB’s Tier 1 Leverage Ratio also increased from year-end 2021, ending the first six months of 2022 at 7.3%.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the IDA agreement. During the first six months of 2022, Schwab moved $14.6 billion of IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Item 1 – Note 9 for further information on the IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts for the first six months of 2022 and 2021 are as follows:

	2022		2021
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$762	$.40	$682	$.36
Preferred Stock:
Series A (1)	19	47.70	14	35.00
Series C (2)	—	—	18	30.00
Series D (3)	22	29.76	22	29.76
Series E (4)	20	3,293.32	14	2,312.50
Series F (5)	13	2,500.00	13	2,500.00
Series G (3)	67	2,687.50	67	2,687.50
Series H (6)	50	2,000.00	47	1,888.89
Series I (7)	45	2,000.00	18	811.11
Series J (8)	13	22.26	5	7.54
Series K (9)	9	1,208.33	N/A	N/A
(1) Dividends were paid semi-annually until February 1, 2022 and are paid quarterly thereafter.
(2) Series C was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(3) Dividends paid quarterly.
(4) Dividends were paid semi-annually until March 1, 2022 and are paid quarterly thereafter.
(5) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(6) Series H was issued on December 11, 2020. Dividends are paid quarterly, and the first dividend was paid on March 1, 2021.
(7) Series I was issued on March 18, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(8) Series J was issued on March 30, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(9) Series K was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend was paid on June 1, 2022.
N/A Not applicable.

On July 27, 2022, the Board of Directors of CSC declared a two cent, or 10%, increase in the quarterly cash dividend to $.22 per common share.

Share Repurchases

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. There were no repurchases of CSC’s common stock under this authorization during the first six months of 2022 or 2021. As of June 30, 2022, $1.8 billion remained on the authorization.

On July 27, 2022, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The authorization does not have an expiration date. On August 1, 2022, CSC purchased, directly from an affiliate of TD Bank, 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s new share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022.

OTHER

Foreign Exposure
At June 30, 2022, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2022, the fair value of these holdings totaled $20.7 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $6.9 billion, France at $6.6 billion, and Canada at $1.6 billion. At December 31, 2021, the fair value of these holdings totaled $12.5 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.2 billion, France at $3.9 billion, and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Sweden at $754 million. In addition, Schwab had outstanding margin loans to foreign residents of $4.1 billion and $3.3 billion at June 30, 2022 and December 31, 2021, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2021 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2022.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total expenses excluding interest (GAAP)	$2,819	$2,808	$5,652	$5,563
Acquisition and integration-related costs (1)	(94)	(144)	(190)	(263)
Amortization of acquired intangible assets	(154)	(154)	(308)	(308)
Adjusted total expenses (non-GAAP)	$2,571	$2,510	$5,154	$4,992
(1) Acquisition and integration-related costs for the three and six months ended June 30, 2022 primarily consist of $53 million and $109 million of compensation and benefits, $35 million and $66 million of professional services, and $4 million and $8 million of occupancy and equipment. Acquisition and integration-related costs for the three and six months ended June 30, 2021 primarily consist of $97 million and $169 million of compensation and benefits, $37 million and $64 million of professional services, and $7 million and $23 million of occupancy and equipment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,652	$.87	$1,117	$.59	$2,930	$1.54	$2,505	$1.32
Acquisition and integration-related costs	94.05		144.08		190.10		263	0.14
Amortization of acquired intangible assets	154.08		154.08		308.16		308	0.16
Income tax effects (1)	(60)	(.03)	(80)	(.05)	(121)	(.06)	(147)	(.07)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,840	$.97	$1,335	$.70	$3,307	$1.74	$2,929	$1.55
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on average common stockholders’ equity (GAAP)	19%	10%	15%	10%
Average common stockholders’ equity	$35,611	$46,276	$40,063	$47,912
Less: Average goodwill	(11,952)	(11,952)	(11,952)	(11,952)
Less: Average acquired intangible assets — net	(9,151)	(9,762)	(9,227)	(9,838)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,868	1,907	1,877	1,925
Average tangible common equity	$16,376	$26,469	$20,761	$28,047
Adjusted net income available to common stockholders (1)	$1,840	$1,335	$3,307	$2,929
Return on tangible common equity (non-GAAP)	45%	20%	32%	21%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenues
Interest revenue	$2,710	$2,068	$5,029	$4,083
Interest expense	(166)	(121)	(302)	(225)
Net interest revenue	2,544	1,947	4,727	3,858
Asset management and administration fees (1)	1,052	1,047	2,120	2,063
Trading revenue	885	955	1,848	2,171
Bank deposit account fees	352	337	646	688
Other	260	241	424	462
Total net revenues	5,093	4,527	9,765	9,242
Expenses Excluding Interest
Compensation and benefits	1,426	1,318	2,972	2,748
Professional services	258	247	502	473
Occupancy and equipment	294	239	563	476
Advertising and market development	105	128	207	244
Communications	169	166	313	313
Depreciation and amortization	159	135	309	264
Amortization of acquired intangible assets	154	154	308	308
Regulatory fees and assessments	67	66	135	144
Other	187	355	343	593
Total expenses excluding interest	2,819	2,808	5,652	5,563
Income before taxes on income	2,274	1,719	4,113	3,679
Taxes on income	481	454	918	930
Net Income	1,793	1,265	3,195	2,749
Preferred stock dividends and other	141	148	265	244
Net Income Available to Common Stockholders	$1,652	$1,117	$2,930	$2,505
Weighted-Average Common Shares Outstanding:
Basic	1,896	1,886	1,895	1,884
Diluted	1,904	1,896	1,905	1,894
Earnings Per Common Shares Outstanding (2):
Basic	$.87	$.59	$1.55	$1.33
Diluted	$.87	$.59	$1.54	$1.32
(1) Includes fee waivers of $3 million and $57 million for the three and six months ended June 30, 2022, respectively, and $85 million and $163 million for the three and six months ended June 30, 2021, respectively.
(2) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 15 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,793	$1,265	$3,195	$2,749
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	(6,671)	2,016	(19,806)	(3,901)
Reclassification of net unrealized loss transferred to held to maturity	—	—	2,429	—
Other reclassifications included in other revenue	(5)	(4)	(17)	(14)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	(2,429)	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	122	—	214	—
Other comprehensive income (loss), before tax	(6,554)	2,012	(19,609)	(3,915)
Income tax effect	1,577	(482)	4,696	929
Other comprehensive income (loss), net of tax	(4,977)	1,530	(14,913)	(2,986)
Comprehensive Income (Loss)	$(3,184)	$2,795	$(11,718)	$(237)

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$64,550	$62,975
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $17,614 at June 30, 2022 and $13,096 at December 31, 2021)	53,466	53,949
Receivables from brokerage clients — net	76,130	90,565
Available for sale securities (amortized cost of $284,096 at June 30, 2022 and $391,482 at December 31, 2021)	265,277	390,054
Held to maturity securities	100,117	—
Bank loans — net	39,564	34,636
Equipment, office facilities, and property — net	3,670	3,442
Goodwill	11,951	11,952
Acquired intangible assets — net	9,075	9,379
Other assets	13,757	10,318
Total assets	$637,557	$667,270
Liabilities and Stockholders’ Equity
Bank deposits	$442,003	$443,778
Payables to brokerage clients	114,880	125,671
Accrued expenses and other liabilities	13,699	17,791
Short-term borrowings	1,350	4,855
Long-term debt	21,112	18,914
Total liabilities	593,044	611,009
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $10,850 and $10,100 at June 30, 2022 and December 31, 2021, respectively	10,694	9,954
Common stock — 3 billion shares authorized; $.01 par value per share; 1,994,895,180 shares issued at June 30, 2022 and December 31, 2021	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 79,293,695 shares issued at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	26,918	26,741
Retained earnings	28,174	25,992
Treasury stock, at cost — 177,643,231 shares at June 30, 2022 and 180,959,274 shares at December 31, 2021	(5,272)	(5,338)
Accumulated other comprehensive income (loss)	(16,022)	(1,109)
Total stockholders’ equity	44,513	56,261
Total liabilities and stockholders’ equity	$637,557	$667,270

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at March 31, 2021	$10,539	1,995	$20	79	$1	$26,629	$23,029	$(5,502)	$878	$55,594
Net income	—	—	—	—	—	—	1,265	—	—	1,265
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,530	1,530
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(128)	—	—	(128)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(342)	—	—	(342)
Stock option exercises and other	—	—	—	—	—	—	—	47	—	47
Share-based compensation	—	—	—	—	—	47	—	—	—	47
Other	—	—	—	—	—	32	—	5	—	37
Balance at June 30, 2021	$9,954	1,995	$20	79	$1	$26,708	$23,809	$(5,450)	$2,408	$57,450

Balance at March 31, 2022	$10,694	1,995	$20	79	$1	$26,826	$26,895	$(5,293)	$(11,045)	$48,098
Net income	—	—	—	—	—	—	1,793	—	—	1,793
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Dividends declared on preferred stock	—	—	—	—	—	—	(133)	—	—	(133)
Dividends declared on common stock — $.20 per share	—	—	—	—	—	—	(381)	—	—	(381)
Stock option exercises and other	—	—	—	—	—	(5)	—	8	—	3
Share-based compensation	—	—	—	—	—	53	—	—	—	53
Other	—	—	—	—	—	44	—	13	—	57
Balance at June 30, 2022	$10,694	1,995	$20	79	$1	$26,918	$28,174	$(5,272)	$(16,022)	$44,513

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060
Net income	—	—	—	—	—	—	2,749	—	—	2,749
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(2,986)	(2,986)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock — $.36 per share	—	—	—	—	—	—	(682)	—	—	(682)
Stock option exercises and other	—	—	—	—	—	8	—	136	—	144
Share-based compensation	—	—	—	—	—	145	—	—	—	145
Other	—	—	—	—	—	40	—	(8)	—	32
Balance at June 30, 2021	$9,954	1,995	$20	79	$1	$26,708	$23,809	$(5,450)	$2,408	$57,450

Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261
Net income	—	—	—	—	—	—	3,195	—	—	3,195
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(14,913)	(14,913)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Dividends declared on preferred stock	—	—	—	—	—	—	(251)	—	—	(251)
Dividends declared on common stock — $.40 per share	—	—	—	—	—	—	(762)	—	—	(762)
Stock option exercises and other	—	—	—	—	—	(56)	—	89	—	33
Share-based compensation	—	—	—	—	—	165	—	—	—	165
Other	—	—	—	—	—	68	—	(23)	—	45
Balance at June 30, 2022	$10,694	1,995	$20	79	$1	$26,918	$28,174	$(5,272)	$(16,022)	$44,513

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$3,195	$2,749
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	206	159
Depreciation and amortization	309	264
Amortization of acquired intangible assets	308	308
Provision (benefit) for deferred income taxes	(37)	(36)
Premium amortization, net, on available for sale and held to maturity securities	868	1,224
Other	187	148
Net change in:
Investments segregated and on deposit for regulatory purposes	(10,605)	4,661
Receivables from brokerage clients	14,420	(17,830)
Other assets	(74)	(631)
Payables to brokerage clients	(10,791)	811
Accrued expenses and other liabilities	(2,876)	2,837
Net cash provided by (used for) operating activities	(4,890)	(5,336)
Cash Flows from Investing Activities
Purchases of available for sale securities	(46,454)	(82,139)
Proceeds from sales of available for sale securities	13,470	9,642
Principal payments on available for sale securities	28,533	47,256
Principal payments on held to maturity securities	8,658	—
Net change in bank loans	(4,830)	(5,186)
Purchases of equipment, office facilities, and property	(537)	(425)
Proceeds from sales of Federal Reserve stock	4	—
Purchases of Federal Reserve stock	(85)	(119)
Other investing activities	(11)	(48)
Net cash provided by (used for) investing activities	(1,252)	(31,019)
Cash Flows from Financing Activities
Net change in bank deposits	(1,775)	10,616
Proceeds from commercial paper and secured lines of credit	1,153	5,750
Repayments of commercial paper and secured lines of credit	(4,661)	(2,250)
Issuance of long-term debt	2,971	6,197
Repayment of long-term debt	(765)	(1,208)
Net proceeds from preferred stock offerings	740	2,806
Redemption of preferred stock	—	(600)
Dividends paid	(1,020)	(900)
Proceeds from stock options exercised	33	144
Other financing activities	(46)	(30)
Net cash provided by (used for) financing activities	(3,370)	20,525
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(9,512)	(15,830)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	93,338	70,560
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$83,826	$54,730

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$108,805	$—
Securities purchased during the period but settled after period end	$—	$2,103
Changes in accrued equipment, office facilities, and property purchases	$11	$9
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$286	$229
Income taxes	$837	$1,212
Amounts included in the measurement of lease liabilities	$106	$123
Leased assets obtained in exchange for new operating lease liabilities	$199	$28
Leased assets obtained in exchange for new finance lease liabilities	$5	$108

	June 30, 2022	June 30, 2021
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$64,550	$30,337
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	19,276	24,393
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$83,826	$54,730
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

The significant accounting policies are included in Note 2 in the 2021 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2022.

2.    New Accounting Standards

Adoption of New Accounting Standards

The Company did not adopt any material new accounting standards during the six months ended June 30, 2022.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest revenue
Cash and cash equivalents	$133	$9	$167	$16
Cash and investments segregated	79	4	94	14
Receivables from brokerage clients	706	609	1,332	1,172
Available for sale securities	1,088	1,103	2,035	2,194
Held to maturity securities	339	—	717	—
Bank loans	230	148	417	287
Securities lending revenue	130	194	259	398
Other interest revenue	5	1	8	2
Interest revenue	2,710	2,068	5,029	4,083
Bank deposits	(28)	(13)	(44)	(26)
Payables to brokerage clients	(4)	(2)	(6)	(4)
Short-term borrowings	(4)	(3)	(8)	(3)
Long-term debt	(124)	(97)	(232)	(182)
Securities lending expense	(8)	(7)	(15)	(12)
Other interest expense	2	1	3	2
Interest expense	(166)	(121)	(302)	(225)
Net interest revenue	2,544	1,947	4,727	3,858
Asset management and administration fees
Mutual funds, ETFs, and CTFs	515	481	1,004	951
Advice solutions	461	490	957	958
Other	76	76	159	154
Asset management and administration fees	1,052	1,047	2,120	2,063
Trading revenue
Commissions	443	479	927	1,093
Order flow revenue	430	465	900	1,056
Principal transactions	12	11	21	22
Trading revenue	885	955	1,848	2,171
Bank deposit account fees	352	337	646	688
Other	260	241	424	462
Total net revenues	$5,093	$4,527	$9,765	$9,242

For a summary of revenue provided by our reportable segments, see Note 17. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances

Substantially all receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $606 million and $637 million at June 30, 2022 and December 31, 2021, respectively. Schwab did not have any other significant contract assets or contract liability balances as of June 30, 2022 or December 31, 2021.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$200,341	$14	$15,669	$184,686
U.S. Treasury securities	42,204	—	1,409	40,795
Asset-backed securities (1)	19,712	6	595	19,123
Corporate debt securities (2)	15,316	1	1,014	14,303
U.S. state and municipal securities	1,576	2	68	1,510
Non-agency commercial mortgage-backed securities	1,098	—	19	1,079
Certificates of deposit	2,395	—	16	2,379
Foreign government agency securities	1,132	—	46	1,086
Other	322	—	6	316
Total available for sale securities (3)	$284,096	$23	$18,842	$265,277
Held to maturity securities
U.S. agency mortgage-backed securities	$100,117	$—	$10,204	$89,913
Total held to maturity securities	$100,117	$—	$10,204	$89,913

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$335,803	$3,141	$4,589	$334,355
U.S. Treasury securities	21,394	13	125	21,282
Asset-backed securities (1)	17,547	79	80	17,546
Corporate debt securities (2)	12,310	143	109	12,344
U.S. state and municipal securities	1,611	81	5	1,687
Non-agency commercial mortgage-backed securities	1,170	20	—	1,190
Certificates of deposit	1,000	—	1	999
Foreign government agency securities	425	—	—	425
Commercial paper	200	—	—	200
Other	22	4	—	26
Total available for sale securities (3)	$391,482	$3,481	$4,909	$390,054
(1) Approximately 46% and 58% of asset-backed securities held as of June 30, 2022 and December 31, 2021, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 30% of the asset-backed securities held as of June 30, 2022 and December 31, 2021.
(2) As of June 30, 2022 and December 31, 2021, approximately 38% and 31%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $2.3 billion of AFS commercial paper as of June 30, 2022 (none as of December 31, 2021). These holdings have maturities of three months or less and have gross unrealized losses of $3 million as of June 30, 2022 (none as of December 31, 2021).

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

At June 30, 2022, our banking subsidiaries had pledged securities with a fair value of $48.9 billion as collateral to secure borrowing capacity on secured credit facilities with the Federal Home Loan Bank (FHLB) (see Note 8). Our banking

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $9.7 billion as collateral for this facility at June 30, 2022. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.5 billion at June 30, 2022.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$130,548	$8,997	$50,372	$6,672	$180,920	$15,669
U.S. Treasury securities	40,598	1,384	196	25	40,794	1,409
Asset-backed securities	14,454	477	3,328	118	17,782	595
Corporate debt securities	12,195	694	1,704	320	13,899	1,014
U.S. state and municipal securities	1,190	61	37	7	1,227	68
Non-agency commercial mortgage-backed securities	1,078	19	—	—	1,078	19
Certificates of deposit	2,184	11	195	5	2,379	16
Foreign government agency securities	1,086	46	—	—	1,086	46
Other	317	6	—	—	317	6
Total	$203,650	$11,695	$55,832	$7,147	$259,482	$18,842

December 31, 2021
Available for sale securities
U.S. agency mortgage-backed securities	$186,955	$3,216	$38,007	$1,373	$224,962	$4,589
U.S. Treasury securities	16,658	125	21	—	16,679	125
Asset-backed securities	6,093	58	2,708	22	8,801	80
Corporate debt securities	4,713	99	197	10	4,910	109
Certificates of deposit	799	1	—	—	799	1
U.S. state and municipal securities	191	4	5	1	196	5
Total	$215,409	$3,503	$40,938	$1,406	$256,347	$4,909
At June 30, 2022, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2021 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the six months ended June 30, 2022 and the year ended December 31, 2021. None of the Company’s AFS securities held as of June 30, 2022 and December 31, 2021 had an allowance for credit losses. All HTM securities as of June 30, 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $689 million of accrued interest for AFS and HTM securities as of June 30, 2022 and $683 million of accrued interest receivable for AFS securities as of December 31, 2021. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the six months ended June 30, 2022, or for AFS securities for the year ended December 31, 2021.

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

The maturities of AFS and HTM investment securities are as follows:

June 30, 2022	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$2,588	$15,473	$36,507	$130,118	$184,686
U.S. Treasury securities	14,532	23,818	2,445	—	40,795
Asset-backed securities	—	7,975	2,852	8,296	19,123
Corporate debt securities	1,379	9,548	3,376	—	14,303
U.S. state and municipal securities	37	135	917	421	1,510
Non-agency commercial mortgage-backed securities	—	—	—	1,079	1,079
Certificates of deposit	2,281	98	—	—	2,379
Foreign government agency securities	100	986	—	—	1,086
Other	198	98	—	20	316
Total fair value	$21,115	$58,131	$46,097	$139,934	$265,277
Total amortized cost	$21,261	$60,063	$50,770	$152,002	$284,096
Held to maturity securities
U.S. agency mortgage-backed securities	$401	$4,883	$20,657	$63,972	$89,913
Total fair value	$401	$4,883	$20,657	$63,972	$89,913
Total amortized cost	$403	$5,109	$22,902	$71,703	$100,117

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Proceeds	$3,949	$3,037	$13,470	$9,642
Gross realized gains	25	17	140	37
Gross realized losses	20	13	123	23

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

June 30, 2022	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$23,875	$39	$1	$14	$54	$23,929	$31	$23,898
HELOCs (1,2)	613	1	—	6	7	620	3	617
Total residential real estate	24,488	40	1	20	61	24,549	34	24,515
Pledged asset lines	14,834	2	8	—	10	14,844	—	14,844
Other	208	—	—	—	—	208	3	205
Total bank loans	$39,530	$42	$9	$20	$71	$39,601	$37	$39,564
December 31, 2021
Residential real estate:
First Mortgages (1,2)	$21,022	$41	$1	$26	$68	$21,090	$13	$21,077
HELOCs (1,2)	637	2	—	9	11	648	2	646
Total residential real estate	21,659	43	1	35	79	21,738	15	21,723
Pledged asset lines	12,698	3	8	—	11	12,709	—	12,709
Other	207	—	—	—	—	207	3	204
Total bank loans	$34,564	$46	$9	$35	$90	$34,654	$18	$34,636
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $96 million and $91 million at June 30, 2022 and December 31, 2021, respectively.
(2) First Mortgage and HELOC portfolios concentrated in California as of June 30, 2022 and December 31, 2021 were 45% and 46%, respectively. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2022 or December 31, 2021.

At June 30, 2022, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

	June 30, 2022					June 30, 2021
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$23	$2	$25	$3	$28	$12	$3	$15	$3	$18
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for credit losses	8	1	9	—	9	(4)	(1)	(5)	—	(5)
Balance at end of period	$31	$3	$34	$3	$37	$8	$2	$10	$3	$13

	June 30, 2022					June 30, 2021
Six Months Ended	First Mortgages	HELOCs	Total residential real estate	Other	Total	First Mortgages	HELOCs	Total residential real estate	Other	Total
Balance at beginning of period	$13	$2	$15	$3	18	$22	$5	$27	$3	30
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision for credit losses	18	1	19	—	19	(14)	(3)	(17)	—	(17)
Balance at end of period	$31	$3	$34	$3	$37	$8	$2	$10	$3	$13

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
PALs are subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments – Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of June 30, 2022 and December 31, 2021. Therefore, no allowance for credit losses for PALs as of those dates was required. For further details on Schwab’s application of ASC 326 see Item 8 – Note 2 in the 2021 Form 10-K.

The U.S. economy continues to be challenged by rising inflation, tightening monetary policy, and geopolitical unrest. Management’s macroeconomic outlook reflects continued moderate growth in home prices and low unemployment anticipated over the near term; however, increases in Treasury yields and mortgage rates, as seen in the first six months of 2022, have extended the expected life of the portfolio and may reduce borrower affordability. These changes to the macroeconomic outlook resulted in higher modeled projections of loss rates at June 30, 2022, compared to December 31, 2021, even as credit quality metrics continue to be strong in the Company’s bank loans portfolio.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	June 30, 2022	December 31, 2021
Nonaccrual loans (1)	$20	$35
Other real estate owned (2)	2	1
Total nonperforming assets	22	36
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$22	$36
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
June 30, 2022	2022	2021	2020	2019	2018	pre-2018	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$—	$—	$1	$2	$—	$—	$—
620 – 679	23	32	21	2	1	15	94	—	2	2
680 – 739	568	1,265	451	122	32	235	2,673	58	52	110
≥740	3,749	11,373	3,990	864	123	1,061	21,160	321	187	508
Total	$4,340	$12,671	$4,462	$988	$156	$1,312	$23,929	$379	$241	$620
Origination LTV
≤70%	$3,371	$10,961	$3,704	$796	$121	$978	$19,931	$322	$171	$493
>70% – ≤90%	969	1,710	758	192	35	331	3,995	57	68	125
>90% – ≤100%	—	—	—	—	—	3	3	—	2	2
Total	$4,340	$12,671	$4,462	$988	$156	$1,312	$23,929	$379	$241	$620
Updated FICO
<620	$5	$18	$3	$2	$1	$12	$41	$2	$6	$8
620 – 679	51	132	58	12	7	36	296	6	11	17
680 – 739	526	1,087	361	96	22	161	2,253	49	34	83
≥740	3,758	11,434	4,040	878	126	1,103	21,339	322	190	512
Total	$4,340	$12,671	$4,462	$988	$156	$1,312	$23,929	$379	$241	$620
Estimated Current LTV (1)
≤70%	$3,417	$12,083	$4,446	$985	$156	$1,307	$22,394	$378	$240	$618
>70% – ≤90%	923	588	16	3	—	5	1,535	1	1	2
>90% – ≤100%	—	—	—	—	—	—	—	—	—	—
>100%	—	—	—	—	—	—	—	—	—	—
Total	$4,340	$12,671	$4,462	$988	$156	$1,312	$23,929	$379	$241	$620
Percent of Loans on Nonaccrual Status	0.01%	0.02%	0.07%	0.03%	0.01%	0.63%	0.06%	0.37%	1.85%	0.97%
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

At June 30, 2022, First Mortgage loans of $19.2 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 28% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 92% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At June 30, 2022 and December 31, 2021, Schwab had $83 million and $57 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
HELOCs converted to amortizing loans	$2	$7	$4	$14

The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2022	Balance
Converted to an amortizing loan by period end	$241
Within 1 year	28
> 1 year – 3 years	59
> 3 years – 5 years	64
> 5 years	228
Total	$620

At June 30, 2022, $475 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2022, the borrowers on approximately 44% of HELOC loan balances outstanding only paid the minimum amount due.
6.    Variable Interest Entities
As of June 30, 2022 and December 31, 2021, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2022			December 31, 2021
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$968	$553	$968	$915	$530	$915
Other CRA investments (2)	179	—	217	161	—	211
Total	$1,147	$553	$1,185	$1,076	$530	$1,126
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2022 and 2025. During the six months ended June 30, 2022 and year ended December 31, 2021, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2022	December 31, 2021
Interest-bearing deposits:
Deposits swept from brokerage accounts	$412,963	$412,287
Checking	21,070	22,786
Savings and other	6,871	7,234
Total interest-bearing deposits	440,904	442,307
Non-interest-bearing deposits	1,099	1,471
Total bank deposits	$442,003	$443,778

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of June 30, 2022 and December 31, 2021.

	Date of Issuance	Principal Amount Outstanding
		June 30, 2022	December 31, 2021
CSC Fixed-rate Senior Notes:
3.225% due September 1, 2022	08/29/12	$256	$256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	—
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	—
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	—
Total CSC Senior Notes		20,768	17,768
TDA Holding Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	—	750
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total TDA Holding Senior Notes		213	963
Finance lease liabilities		84	94
Unamortized premium — net		152	180
Debt issuance costs		(105)	(91)
Total long-term debt		$21,112	$18,914

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at June 30, 2022 are as follows:

Maturities
2022	$271
2023	832
2024	3,675
2025	2,237
2026	3,100
Thereafter	10,950
Total maturities	21,065
Unamortized premium— net	152
Debt issuance costs	(105)
Total long-term debt	$21,112

Short-term borrowings: CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days; and had $600 million outstanding at June 30, 2022 and $3.0 billion at December 31, 2021. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.5 billion; no amounts were outstanding as of June 30, 2022 or December 31, 2021.

Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the fair value of certain investment securities that are pledged as collateral. As of June 30, 2022 and December 31, 2021, the collateral pledged provided a total borrowing capacity of $64.7 billion and $63.5 billion, respectively, of which no amounts were outstanding at the end of either period.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of June 30, 2022 and December 31, 2021, our collateral pledged provided total borrowing capacity of $9.7 billion and $12.0 billion, respectively, of which no amounts were outstanding at the end of either period.

Our banking subsidiaries may engage with external banks in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had no borrowings outstanding pursuant to such repurchase agreements at June 30, 2022 or December 31, 2021.

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $750 million and $1.9 billion outstanding under the secured uncommitted lines of credit as of June 30, 2022 and December 31, 2021, respectively. See Note 11 for additional information.

TDAC maintained one senior unsecured committed revolving credit facility as of December 31, 2021 with an aggregate borrowing capacity of $600 million which matured in April 2022 and was not renewed. There were no borrowings outstanding under the TDAC senior revolving facility as of December 31, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $2.0 billion and $4.0 billion during the second quarters of 2022 and 2021, respectively, and $4.7 billion and $6.8 billion during the first six months of 2022 and 2021, respectively. CSB purchased HELOCs with commitments of $70 million and $114 million during the second quarters of 2022 and 2021, respectively, and $160 million and $213 million during the first six months of 2022 and 2021, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	June 30, 2022	December 31, 2021
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$5,271	$6,193
Commitments to purchase First Mortgage loans	1,068	1,824
Total	$6,339	$8,017

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We partially satisfy the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the Options Clearing Corporation, which are issued by several banks. At June 30, 2022, the aggregate face amount of these LOCs totaled $15 million. There were no funds drawn under any of these LOCs at June 30, 2022. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The total ending IDA balance was $144.3 billion as of June 30, 2022 and $147.2 billion as of December 31, 2021. If IDA balances were to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program. During the first six months of 2022, Schwab moved $14.6 billion of IDA balances to its balance sheet.

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

Schwab Intelligent Portfolios® SEC Investigation: As disclosed on July 1, 2021, Schwab’s second quarter 2021 financial results included a liability and related charge of approximately $200 million in connection with a tentative agreement reached with SEC staff to resolve an enforcement investigation into past disclosures for the Schwab Intelligent Portfolios digital advisory solution. On June 13, 2022, the SEC announced the settlement under which CS&Co, Charles Schwab Investment Advisory, Inc., and Schwab Wealth Investment Advisory, Inc., without admitting or denying the SEC’s findings, resolved the matter and agreed to pay $186.5 million for deposit into a Fair Fund account for distribution to affected investors.

TD Ameritrade Acquisition Litigation: As disclosed previously, on May 12, 2020, a putative class action lawsuit related to the acquisition was filed in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, TD Bank. On February 5, 2021, plaintiff filed an amended complaint naming an officer and certain directors of TD Ameritrade at the time the acquisition was approved, as well as TD Bank, certain TD Bank related entities, and Schwab. The amended complaint asserts separate claims for breach of fiduciary duty by the TD Ameritrade officer, certain members of the TD Ameritrade board and TD Bank, and against Schwab for aiding and abetting such breaches, the allegation being that the amendment of the IDA agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and on April 29, 2021, the defendants filed motions to dismiss the amended complaint. On March 25, 2022, the parties filed a joint stipulation proposing a settlement of the lawsuit on a class basis. A settlement hearing has been rescheduled for September 28, 2022. If the settlement is approved, Schwab will pay an immaterial amount on behalf of the former TD Ameritrade officer and director defendants pursuant to indemnification obligations.

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

10.    Exit and Other Related Liabilities

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the first six months of 2022. Based on our current integration plans and expanded scope of technology work, the Company continues to expect to complete client conversions across multiple groups over the course of 2023, ending in the fourth quarter.

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

Our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the expected duration and complexity of the integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition and availability of third-party labor, workforce redeployment from eliminated positions into open roles, changes in the levels of client activity, as well as changes in the scope and cost of technology and real estate-related exit cost variability due to the effects of changes in remote working trends.

Inclusive of costs recognized through June 30, 2022, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $500 million to $700 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three months ended June 30, 2022 and 2021, the Company recognized $8 million and $47 million of acquisition-related exit costs, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $20 million and $90 million of acquisition-related exit costs, respectively. The Company expects the remaining exit and other related costs will be incurred and charged to expense over the next 15 to 27 months; some costs are expected to be incurred after client conversion. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the Company’s exit and other related liabilities as of June 30, 2022 and activity for the six months ended June 30, 2022:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2021 (1)	$28	$7	$35
Amounts recognized in expense (2)	13	4	17
Costs paid or otherwise settled	(10)	(3)	(13)
Balance at June 30, 2022 (1)	$31	$8	$39
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are primarily included in compensation and benefits on the condensed consolidated statements of income.

The following table summarizes the exit and other related costs recognized in expense for the three and six months ended June 30, 2022:

	Investor Services			Advisor Services
Three Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$5	$—	$5	$2	$—	$2	$7
Occupancy and equipment	—	1	1	—	—	—	1
Total	$5	$1	$6	$2	$—	$2	$8

	Investor Services			Advisor Services
Six Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$13	$—	$13	$4	$—	$4	$17
Occupancy and equipment	—	2	2	—	1	1	3
Total	$13	$2	$15	$4	$1	$5	$20
(1) Costs related to facility closures. These costs, which are comprised of accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased properties.

The following table summarizes the exit and other related costs recognized in expense for the three and six months ended June 30, 2021:

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
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased properties.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the exit and other related costs incurred from October 6, 2020 through June 30, 2022:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$217	$—	$217	$59	$—	$59	$276
Occupancy and equipment	—	26	26	—	6	6	32
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$217	$31	$248	$59	$7	$66	$314
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

11.     Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of June 30, 2022 and December 31, 2021 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $851 million and $566 million at June 30, 2022 and December 31, 2021, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
June 30, 2022
Assets
Resale agreements (1)	$17,614	$—	$17,614	$—	$(17,614)	(2)	$—
Securities borrowed (3)	878	—	878	(713)	(160)		5
Total	$18,492	$—	$18,492	$(713)	$(17,774)		$5
Liabilities
Securities loaned (4,5)	$5,833	$—	$5,833	$(713)	$(4,305)		$815
Secured short-term borrowings (6)	750	—	750	—	(750)		—
Total	$6,583	$—	$6,583	$(713)	$(5,055)		$815

December 31, 2021
Assets
Resale agreements (1)	$13,096	$—	$13,096	$—	$(13,096)	(2)	$—
Securities borrowed (3)	582	—	582	(383)	(195)		4
Total	$13,678	$—	$13,678	$(383)	$(13,291)		$4
Liabilities
Securities loaned (4,5)	$7,158	$—	$7,158	$(383)	$(6,015)		$760
Secured short-term borrowings (6)	1,850	—	1,850	—	(1,850)		—
Total	$9,008	$—	$9,008	$(383)	$(7,865)		$760
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At June 30, 2022 and December 31, 2021, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $18.1 billion and $13.4 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2022 and December 31, 2021.
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

	June 30, 2022	December 31, 2021
Fair value of client securities available to be pledged	$100,679	$120,306
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$17,866	$16,829
Fulfillment of client short sales	4,351	5,934
Securities lending to other broker-dealers	4,745	6,269
Collateral for short-term borrowings	1,740	2,390
Total collateral pledged to third parties	$28,702	$31,422
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $249 million as of June 30, 2022 and $118 million as of December 31, 2021.
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

Liabilities measured at fair value on a recurring basis include repurchase liabilities related to client-held fractional shares of equities, ETFs, and other securities, which are included in other assets on the condensed consolidated balance sheets. The Company has elected the fair value option pursuant to ASC 825 Financial Instruments for the repurchase liabilities to match the measurement and accounting of the related client-held fractional shares. The fair values of the repurchase liabilities are based on quoted market prices or other observable market data consistent with the related client-held fractional shares. Gains and losses on client-held fractional shares offset the gains and losses on the corresponding repurchase liabilities, resulting in no impact to the consolidated statements of income. The Company’s liabilities to repurchase client-held fractional shares do not have credit risk, and, as a result, the Company has not recognized any gains or losses in the condensed consolidated statements of income or comprehensive income attributable to instrument-specific credit risk for these repurchase liabilities. The repurchase liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2021 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2022 or December 31, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

June 30, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$9,339	$—	$—	$9,339
Commercial paper	—	2,296	—	2,296
Total cash equivalents	9,339	2,296	—	11,635
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	348	—	348
U.S. Government securities	—	30,794	—	30,794
Total investments segregated and on deposit for regulatory purposes	—	31,142	—	31,142
Available for sale securities:
U.S. agency mortgage-backed securities	—	184,686	—	184,686
U.S. Treasury securities	—	40,795	—	40,795
Asset-backed securities	—	19,123	—	19,123
Corporate debt securities	—	14,303	—	14,303
U.S. state and municipal securities	—	1,510	—	1,510
Non-agency commercial mortgage-backed securities	—	1,079	—	1,079
Certificates of deposit	—	2,379	—	2,379
Foreign government agency securities	—	1,086	—	1,086
Other	—	316	—	316
Total available for sale securities	—	265,277	—	265,277
Other assets:
Equity, corporate debt, and other securities	729	73	—	802
Mutual funds and ETFs	534	—	—	534
State and municipal debt obligations	—	9	—	9
U.S. Government securities	—	1	—	1
Total other assets	1,263	83	—	1,346
Total assets	$10,602	$298,798	$—	$309,400
Accrued expenses and other liabilities	$1,135	$53	$—	$1,188
Total liabilities	$1,135	$53	$—	$1,188

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$52,915	$52,915	$—	$—	$52,915
Cash and investments segregated and on deposit for regulatory purposes	22,306	4,706	17,600	—	22,306
Receivables from brokerage clients — net	76,123	—	76,123	—	76,123
Held to maturity securities:
U.S. agency mortgage-backed securities	100,117	—	89,913	—	89,913
Total held to maturity securities	100,117	—	89,913	—	89,913
Bank loans — net:
First Mortgages	23,898	—	21,805	—	21,805
HELOCs	617	—	663	—	663
Pledged asset lines	14,844	—	14,844	—	14,844
Other	205	—	205	—	205
Total bank loans — net	39,564	—	37,517	—	37,517
Other assets	4,034	—	4,034	—	4,034
Liabilities
Bank deposits	$442,003	$—	$442,003	$—	$442,003
Payables to brokerage clients	114,880	—	114,880	—	114,880
Accrued expenses and other liabilities	7,243	—	7,243	—	7,243
Short-term borrowings	1,350	—	1,350	—	1,350
Long-term debt	21,028	—	19,730	—	19,730

December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$51,256	$51,256	$—	$—	$51,256
Cash and investments segregated and on deposit for regulatory purposes	17,246	4,151	13,095	—	17,246
Receivables from brokerage clients — net	90,560	—	90,560	—	90,560
Bank loans — net:
First Mortgages	21,077	—	21,027	—	21,027
HELOCs	646	—	668	—	668
Pledged asset lines	12,709	—	12,709	—	12,709
Other	204	—	204	—	204
Total bank loans — net	34,636	—	34,608	—	34,608
Other assets	3,561	—	3,561	—	3,561
Liabilities
Bank deposits	$443,778	$—	$443,778	$—	$443,778
Payables to brokerage clients	125,671	—	125,671	—	125,671
Accrued expenses and other liabilities	8,327	—	8,327	—	8,327
Short-term borrowings	4,855	—	4,855	—	4,855
Long-term debt	18,820	—	19,383	—	19,383

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
13.    Stockholders’ Equity

On March 4, 2022, the Company issued and sold 750,000 depositary shares, each representing a 1/100th ownership interest in a share of 5.000% fixed-rate reset non-cumulative perpetual preferred stock, Series K, $.01 par value, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). The net proceeds of the offering were $740 million, after deducting the underwriting discount and offering expenses.

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock. There were no repurchases of CSC’s common stock under this authorization during the six months ended June 30, 2022 and 2021. As of June 30, 2022, $1.8 billion remained on the authorization.

Subsequent to June 30, 2022, on July 27, 2022, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The authorization does not have an expiration date. On August 1, 2022, CSC purchased, directly from an affiliate of TD Bank, 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s new share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2022	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	June 30, 2022 (1)	December 31, 2021 (1)		June 30, 2022	December 31, 2021	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A	400,000	400,000	1,000	397	397	01/26/12	6.106%	02/01/22	02/01/22	3M LIBOR	4.820%
Series E	6,000	6,000	100,000	591	591	10/31/16	4.913%	03/01/22	03/01/22	3M LIBOR	3.315%
Series F	5,000	5,000	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G (2)	25,000	25,000	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	25,000	25,000	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	22,500	22,500	100,000	2,222	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (4)	7,500	—	100,000	740	—	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,841,000	1,833,500		$10,694	$9,954
(1) Represented by depositary shares, except for Series A.
(2) The dividend rate for Series G and Series I resets on each five-year anniversary from the first reset date.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) The dividend rate for Series K resets on each five-year anniversary beginning on June 1, 2027 based on a five-year Treasury rate, representing the average of the yields on actively traded U.S. Treasury securities adjusted to constant maturity for five-year maturities. Series K is only redeemable on dividend payment dates on or after the first reset date.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A	$6.2	$15.60	$14.0	$35.00	$11.2	$28.30	$14.0	$35.00
Series C (1)	—	—	9.0	15.00	—	—	18.0	30.00
Series D	11.1	14.88	11.1	14.88	22.3	29.76	22.3	29.76
Series E	5.9	980.82	—	—	19.8	3,293.32	13.9	2,312.50
Series F	12.5	2,500.00	12.5	2,500.00	12.5	2,500.00	12.5	2,500.00
Series G	33.6	1,343.75	33.6	1,343.75	67.2	2,687.50	67.2	2,687.50
Series H	25.0	1,000.00	25.0	1,000.00	50.0	2,000.00	47.2	1,888.89
Series I (2)	22.5	1,000.00	18.2	811.11	45.0	2,000.00	18.2	811.11
Series J (3)	6.7	11.13	4.5	7.54	13.4	22.26	4.5	7.54
Series K (4)	9.1	1,208.33	—	—	9.1	1,208.33	—	—
Total	$132.6		$127.9		$250.5		$217.8
(1) Series C was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(2) Series I was issued on March 18, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(3) Series J was issued on March 30, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(4) Series K was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend was paid on June 1, 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Accumulated Other Comprehensive Income
AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at March 31, 2021	$878
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $484	1,532
Other reclassifications included in other revenue, net of tax expense (benefit) of $(2)	(2)
Balance at June 30, 2021	$2,408

Balance at March 31, 2022	$(11,045)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(1,604)	(5,067)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(4)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $28	94
Balance at June 30, 2022	$(16,022)

Total AOCI
Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(925)	(2,976)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(4)	(10)
Balance at June 30, 2021	$2,408

Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(4,741)	(15,065)
Net unrealized loss on securities transferred to held to maturity, net of tax expense (benefit) of $579 (1)	1,850
Other reclassifications included in other revenue, net of tax expense (benefit) of $(4)	(13)
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax expense (benefit) of $(579) (1)	(1,850)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $49	165
Balance at June 30, 2022	$(16,022)
(1) In January 2022, the Company transferred a portion of its AFS securities to the HTM category. See Note 4 for additional discussion on the transfer of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Earnings Per Common Share
For the three and six months ended June 30, 2022 and 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. For further details surrounding the EPS computation, see Note 25 in the 2021 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,718	$75	$1,212	$53	$3,062	$133	$2,634	$115
Preferred stock dividends and other (1)	(135)	(6)	(142)	(6)	(254)	(11)	(234)	(10)
Net income available to common stockholders	$1,583	$69	$1,070	$47	$2,808	$122	$2,400	$105
Denominator
Weighted-average common shares outstanding — basic	1,817	79	1,807	79	1,816	79	1,805	79
Basic earnings per share	$.87	$.87	$.59	$.59	$1.55	$1.55	$1.33	$1.33
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,583	$69	$1,070	$47	$2,808	$122	$2,400	$105
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	69	—	47	—	122	—	105	—
Allocation of net income available to common stockholders:	$1,652	$69	$1,117	$47	$2,930	$122	$2,505	$105
Denominator
Weighted-average common shares outstanding — basic	1,817	79	1,807	79	1,816	79	1,805	79
Conversion of nonvoting shares to voting shares	79	—	79	—	79	—	79	—
Common stock equivalent shares related to stock incentive plans	8	—	10	—	10	—	10	—
Weighted-average common shares outstanding — diluted (2)	1,904	79	1,896	79	1,905	79	1,894	79
Diluted earnings per share	$.87	$.87	$.59	$.59	$1.54	$1.54	$1.32	$1.32
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 13 million and 14 million for the three and six months ended June 30, 2022, respectively, and 14 million and 15 million for the three and six months ended June 30, 2021, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Regulatory Requirements

At June 30, 2022, CSC and CSB met all of their respective capital requirements. The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$30,641	20.9%	N/A		$6,601	4.5%
Tier 1 Risk-Based Capital	41,335	28.2%	N/A		8,802	6.0%
Total Risk-Based Capital	41,382	28.2%	N/A		11,736	8.0%
Tier 1 Leverage	41,335	6.4%	N/A		25,906	4.0%
Supplementary Leverage Ratio	41,335	6.3%	N/A		19,568	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,519	28.3%	$7,244	6.5%	$5,015	4.5%
Tier 1 Risk-Based Capital	31,519	28.3%	8,916	8.0%	6,687	6.0%
Total Risk-Based Capital	31,558	28.3%	11,144	10.0%	8,916	8.0%
Tier 1 Leverage	31,519	7.3%	21,532	5.0%	17,226	4.0%
Supplementary Leverage Ratio	31,519	7.3%	N/A		13,028	3.0%

December 31, 2021
CSC
Common Equity Tier 1 Risk-Based Capital	$27,967	19.7%	N/A		$6,389	4.5%
Tier 1 Risk-Based Capital	37,921	26.7%	N/A		8,518	6.0%
Total Risk-Based Capital	37,950	26.7%	N/A		11,358	8.0%
Tier 1 Leverage	37,921	6.2%	N/A		24,346	4.0%
Supplementary Leverage Ratio	37,921	6.2%	N/A		18,434	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,014	26.8%	$6,787	6.5%	$4,698	4.5%
Tier 1 Risk-Based Capital	28,014	26.8%	8,353	8.0%	6,265	6.0%
Total Risk-Based Capital	28,033	26.8%	10,441	10.0%	8,353	8.0%
Tier 1 Leverage	28,014	7.1%	19,790	5.0%	15,832	4.0%
Supplementary Leverage Ratio	28,014	7.0%	N/A		12,016	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of June 30, 2022, CSC was subject to a stress capital buffer of 2.5%. In June 2022, CSC received its 2022 stress capital buffer requirement from the Federal Reserve of 2.5%, which will become effective beginning October 1, 2022. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2022, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2022, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2022 that management believes have changed CSB’s capital category.

At June 30, 2022, the balance sheets of Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $39.6 billion and $15.5 billion, respectively. Based on their regulatory capital ratios, at June 30, 2022, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	June 30, 2022	December 31, 2021
CS&Co
Net capital	$5,171	$5,231
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	925	941
Net capital in excess of required net capital	$4,246	$4,290
TDAC
Net capital	$5,053	$5,337
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	759	1,007
Net capital in excess of required net capital	$4,294	$4,330
TD Ameritrade, Inc.
Net capital	$687	$711
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$687	$711

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at June 30, 2022. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021
Net Revenues
Net interest revenue	$1,834	$1,478	$710	$469	$2,544	$1,947
Asset management and administration fees	763	769	289	278	1,052	1,047
Trading revenue	763	861	122	94	885	955
Bank deposit account fees	227	249	125	88	352	337
Other	187	170	73	71	260	241
Total net revenues	3,774	3,527	1,319	1,000	5,093	4,527
Expenses Excluding Interest	2,111	2,188	708	620	2,819	2,808
Income before taxes on income	$1,663	$1,339	$611	$380	$2,274	$1,719

	Investor Services		Advisor Services		Total
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021
Net Revenues
Net interest revenue	$3,408	$2,932	$1,319	$926	$4,727	$3,858
Asset management and administration fees	1,544	1,511	576	552	2,120	2,063
Trading revenue	1,607	1,958	241	213	1,848	2,171
Bank deposit account fees	427	503	219	185	646	688
Other	314	348	110	114	424	462
Total net revenues	7,300	7,252	2,465	1,990	9,765	9,242
Expenses Excluding Interest	4,242	4,297	1,410	1,266	5,652	5,563
Income before taxes on income	$3,058	$2,955	$1,055	$724	$4,113	$3,679

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first six months of 2022, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2021 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock. There were no share repurchases under this authorization during the second quarter of 2022. On July 27, 2022, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The authorization does not have an expiration date. See also Part I – Item 1 – Note 13.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2022 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	7	$80.88	N/A	N/A
May:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	6	$67.37	N/A	N/A
June:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	31	$69.96	N/A	N/A
Total:
Share repurchase program	—	$—	—	$1,780
Employee transactions (1)	44	$71.35	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information
None.

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit

3.27	Amended and Restated Bylaws of the Registrant, effective July 27, 2022, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated July 27, 2022, and incorporated herein by reference.

10.429	The Charles Schwab Corporation 2022 Stock Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated May 17, 2022, and incorporated herein by reference.

10.430
Repurchase Agreement between The Charles Schwab Corporation and TD Luxembourg International Holdings SARL, filed as Exhibit 10.1 to the Registrant’s 8-K dated July 31, 2022, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 8, 2022	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer