Form 10-Q
period 2022-09-30
SCHWAB CHARLES CORP
filed 2022-11-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
1,815,845,677 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock outstanding on October 31, 2022

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $60 trillion, which means the Company’s $6.64 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•Tier 1 Leverage Ratio operating objective (see Overview and Capital Management);
•Expected timing for the TD Ameritrade client conversions; cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview and Exit and Other Related Liabilities in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);
•The expected impact of proposed and final rules (see Current Regulatory Environment and other Developments);
•     Rates paid on client-related liabilities; net interest revenue (see Results of Operations);
•Capital expenditures (see Results of Operations);
•The phase-out of the use of LIBOR (see Risk Management);
•Sources and uses of liquidity and capital (see Liquidity Risk and Capital Management);
•Capital management; the migration of Insured Deposit Account (IDA) agreement balances to our balance sheet (see Capital Management and Commitments and Contingencies in Item 1 – Note 9);
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
•Increased compensation and other costs due to inflationary pressures;
•The timing and scope of integration-related and other technology projects;
•Real estate and workforce decisions;
•Client cash allocations;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarter and first nine months of 2022 and 2021 are as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Client Metrics
Net new client assets (in billions) (1)	$114.6	$139.0	(18)%	$278.5	$381.6	(27)%
Core net new client assets (in billions)	$114.6	$139.0	(18)%	$299.3	$396.0	(24)%
Client assets (in billions, at quarter end)	$6,644.2	$7,614.0	(13)%
Average client assets (in billions)	$7,125.9	$7,699.7	(7)%	$7,385.0	$7,336.9	1%
New brokerage accounts (in thousands)	897	1,178	(24)%	3,113	5,988	(48)%
Active brokerage accounts (in thousands, at quarter end)	33,875	32,675	4%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,417.5	$3,783.3	(10)%
Client cash as a percentage of client assets (at quarter end)	12.9%	10.8%
Company Financial Information and Metrics
Total net revenues	$5,500	$4,570	20%	$15,265	$13,812	11%
Total expenses excluding interest	2,823	2,559	10%	8,475	8,122	4%
Income before taxes on income	2,677	2,011	33%	6,790	5,690	19%
Taxes on income	657	485	35%	1,575	1,415	11%
Net income	2,020	1,526	32%	5,215	4,275	22%
Preferred stock dividends and other	136	120	13%	401	364	10%
Net income available to common stockholders	$1,884	$1,406	34%	$4,814	$3,911	23%
Earnings per common share — diluted	$.99	$.74	34%	$2.53	$2.06	23%
Net revenue growth from prior year	20%	87%		11%	84%
Pre-tax profit margin	48.7%	44.0%		44.5%	41.2%
Return on average common stockholders’ equity (annualized)	25%	12%		18%	11%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.13%		0.15%	0.15%
Consolidated Tier 1 Leverage Ratio (at quarter end)	6.8%	6.3%
Non-GAAP Financial Measures (2)
Adjusted total expenses (3)	$2,570	$2,302		$7,724	$7,294
Adjusted diluted EPS	$1.10	$.84		$2.83	$2.39
Return on tangible common equity	74%	23%		42%	21%
(1) The first nine months of 2022 include an outflow of $20.8 billion from a mutual fund clearing services client. The first nine months of 2021 includes an outflow of $14.4 billion from a mutual fund clearing services client.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(3) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

During the first nine months of 2022, our clients faced a challenging macroeconomic environment that included rising inflation, the Federal Reserve’s corresponding aggressive monetary tightening policy, Russia’s continued war in Ukraine, and increasing challenges across other global economies. Equity markets declined substantially throughout the first nine months of 2022, with the S&P 500 extending year-to-date losses to 25% through September 30.

Against this backdrop, clients’ daily average trades (DATs) in the third quarter remained consistent with the prior year quarter at 5.5 million, while declining 8% to 6.1 million on a year-to-date basis as investor sentiment softened, particularly compared with the extraordinary client trading levels seen in early 2021. New brokerage accounts were also down from the prior year, as clients opened 897 thousand and 3.1 million new brokerage accounts in the third quarter and first nine months of 2022, respectively. Active brokerage accounts were 33.9 million at September 30, 2022, increasing 4% year-over-year. Core net new assets were $114.6 billion in the third quarter and brought the year-to-date 2022 total to $299.3 billion. We ended the third quarter of 2022 with total client assets of $6.64 trillion, down 13% from September 30, 2021, and down 18% from year-end 2021, as declines in market valuations of approximately $1.4 trillion over the past 12 months outweighed our continued asset gathering.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s financial results in the third quarter and first nine months of 2022 reflected the strength of our business and significant benefits from higher market interest rates. Net income totaled $2.0 billion and $5.2 billion in the third quarter and first nine months of 2022, respectively, increasing 32% and 22% from the comparable periods in 2021. Diluted earnings per common share (EPS) was $.99 and $2.53 in the third quarter and first nine months of 2022, respectively, rising 34% and 23% from the same periods in the prior year. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, was $1.10 and $2.83 in the third quarter and first nine months of 2022, respectively, up 31% and 18% from the comparable periods in 2021.

Total net revenues were $5.5 billion and $15.3 billion in the third quarter and first nine months of 2022, respectively, rising 20% and 11% from the comparable periods in 2021. Net interest revenue increased to $2.9 billion and $7.7 billion for the third quarter and first nine months of 2022, representing growth of 44% and 30% over the prior year periods primarily as a result of significantly higher market rates. Asset management and administration fees of $1.0 billion and $3.2 billion in the third quarter and first nine months of 2022, respectively, were down 5% from the third quarter of 2021 and largely flat with the first nine months of 2021, as significant declines in equity market valuations offset the benefit of lower money market fund fee waivers.

Trading revenue totaled $930 million and $2.8 billion in the third quarter and first nine months of 2022, respectively, down 4% and 11% from the same periods in 2021, due primarily to changes in the mix of client trading activity, and, for the year-to-date period, lower DATs in 2022 relative to the extraordinary client trading volume seen early in 2021. Bank deposit account fee revenue was $413 million and $1.1 billion in the third quarter and first nine months of 2022, respectively, increasing 28% and 5% from the same periods in 2021, as higher average net yields more than offset lower average BDA balances. BDA balances totaled $139.6 billion at September 30, 2022, down 9% from September 30, 2021 and down 12% from year-end 2021.

Total expenses excluding interest amounted to $2.8 billion and $8.5 billion in the third quarter and first nine months of 2022, respectively, increasing 10% and 4% from the same periods in 2021. Adjusted total expenses (1) were $2.6 billion and
$7.7 billion for the third quarter and first nine months of 2022, respectively, increasing 12% and 6% from the same periods in 2021. The increases in total expenses excluding interest and total adjusted expenses reflected higher compensation and benefits expense and higher occupancy and equipment expense, as we continued to invest in our people and technology to support ongoing growth in our client base. The year-to-date increases were partially offset by lower other expense, which included a charge of approximately $200 million in the second quarter of 2021 (see Item 1 – Note 9).

Return on average common stockholders’ equity increased to 25% and 18% for the third quarter and first nine months of 2022, respectively, compared with 12% and 11% in the comparable periods in 2021. Return on tangible common equity (1) (ROTCE) was 74% and 42% in the third quarter and first nine months of 2022, respectively, compared with 23% and 21% in the same periods in the prior year. The increases in both return on average common stockholders’ equity and ROTCE were due primarily to lower stockholders’ equity and higher net income. Stockholders’ equity declined in the first nine months of 2022 due to a significant decrease in accumulated other comprehensive income (AOCI), as higher market interest rates resulted in larger unrealized losses on our available for sale (AFS) portfolio.

The Company continued its diligent approach to balance sheet management amid a rapidly evolving macroeconomic environment in the first nine months of 2022, maintaining appropriate capital and liquidity to support client activity and returning excess capital to stockholders. Total balance sheet assets of $577.6 billion at September 30, 2022 were down 9% in the third quarter and down 13% from year-end 2021, primarily due to decreases in bank deposits and payables to brokerage clients as a result of client cash allocation decisions and unrealized losses on AFS securities, both primarily resulting from higher market interest rates.

During the third quarter, the Board of Directors approved a 10% increase in our common dividend and a $15 billion share repurchase authorization; repurchases under this new authorization totaled $1.5 billion in the third quarter. As announced in September, the Company redeemed its $400 million Series A Preferred Stock effective November 1, 2022, and we announced in October the redemption of our $600 million Series E Preferred Stock, effective December 1, 2022. In addition, during the third quarter, we lowered our operating objective for the Company’s consolidated Tier 1 Leverage Ratio by 25 basis points to 6.50%-6.75%. The Company’s Tier 1 Leverage Ratio was 6.8% at September 30, 2022, slightly above our new operating objective.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Integration of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). Integration work continued during the first nine months of 2022. Based on our current integration plans and expanded scope of technology work, the Company now expects to complete most client conversions across multiple groups over the course of 2023, with certain client groups to be completed in early 2024. We now expect to incur total acquisition and integration-related costs and capital expenditures of between $2.4 billion and $2.5 billion, which reflects increased costs resulting from incremental complexity in conversion work, due in part to the replacement of certain vendor resources following Russia’s invasion of Ukraine, as well as overall inflationary pressures.

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

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $101 million and $291 million for the third quarter and first nine months of 2022, respectively, and $104 million and $367 million for the third quarter and first nine months of 2021, respectively. Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through September 30, 2022, we have achieved over half of this amount on an annualized run-rate basis. The Company expects to realize the vast majority of the remaining estimated cost synergies by the end of 2024. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Part II – Item 7 – Overview in our 2021 Form 10-K and Item 1 – Note 10 for additional information regarding our integration of TD Ameritrade.

Current Regulatory Environment and Other Developments

Results of the Federal Reserve’s 2022 Comprehensive Capital Analysis and Review

In June 2022, the Company received the results of the Federal Reserve’s 2022 Comprehensive Capital Analysis and Review (CCAR). These results included the Federal Reserve’s estimate of CSC’s minimum capital ratios under the supervisory severely adverse scenario for the nine-quarter horizon beginning December 31, 2021 and ending March 31, 2024. Based on these results, CSC’s calculated stress capital buffer was below the 2.5% minimum, resulting in a stress capital buffer at the 2.5% floor. This 2.5% stress capital buffer became applicable on October 1, 2022. See Item 1 – Note 16 for additional information regarding our capital requirements.

Inflation Reduction Act of 2022: Excise Tax on Share Repurchases

In August 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted into law. Among many other items, the Inflation Reduction Act imposes a nondeductible 1% excise tax on a publicly traded corporation on the fair market value of certain stock that it repurchases, net of issuances, effective for repurchases after December 31, 2022. The Company believes share repurchases made under its current repurchase authorization beginning in 2023 will become subject to this tax. We expect to recognize the tax as a direct and incremental cost associated with these transactions. For repurchases of common stock, we expect the tax will be recorded as part of the cost basis of the treasury stock repurchased, resulting in no income statement impact.

Federal Deposit Insurance Corporation (FDIC) Assessment Rate Increase

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC has stated that this change is intended to raise the FDIC’s Deposit Insurance Fund (DIF) reserve ratio to the minimum threshold within the FDIC’s established DIF restoration plan, and will remain in effect until the DIF reserve ratio meets the FDIC’s long-term goal of 2%. A 2 basis point increase in the initial base deposit insurance assessment rate will result in a corresponding increase in regulatory fees and assessments, as well as a corresponding decrease in bank deposit account fee revenue based on IDA balances.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2022		2021
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	56%	$3,357	61%	$2,153	47%
Interest expense	N/M	(431)	(8)%	(123)	(3)%
Net interest revenue	44%	2,926	53%	2,030	44%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	3%	520	9%	503	11%
Advice solutions	(12)%	452	8%	511	11%
Other	(14)%	75	2%	87	2%
Asset management and administration fees	(5)%	1,047	19%	1,101	24%
Trading revenue
Commissions	(7)%	435	8%	466	10%
Order flow revenue	(10)%	432	8%	482	11%
Principal transactions	N/M	63	1%	16	—
Trading revenue	(4)%	930	17%	964	21%
Bank deposit account fees	28%	413	8%	323	7%
Other	21%	184	3%	152	4%
Total net revenues	20%	$5,500	100%	$4,570	100%

		2022		2021
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	34%	$8,386	55%	$6,236	45%
Interest expense	111%	(733)	(5)%	(348)	(2)%
Net interest revenue	30%	7,653	50%	5,888	43%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	5%	1,524	10%	1,454	11%
Advice solutions	(4)%	1,409	9%	1,469	11%
Other	(3)%	234	2%	241	1%
Asset management and administration fees	—	3,167	21%	3,164	23%
Trading revenue
Commissions	(13)%	1,362	9%	1,559	11%
Order flow revenue	(13)%	1,332	9%	1,538	11%
Principal transactions	121%	84	—	38	1%
Trading revenue	(11)%	2,778	18%	3,135	23%
Bank deposit account fees	5%	1,059	7%	1,011	7%
Other	(1)%	608	4%	614	4%
Total net revenues	11%	$15,265	100%	$13,812	100%
N/M Not meaningful. Percent changes greater than 200% are presented as not meaningful.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate debt.

Interest rates increased significantly from year-end 2021 through September 30, 2022. Short-term rates were near zero until the Federal Reserve began its aggressive tightening cycle in response to rising inflation beginning in March 2022, ultimately increasing the federal funds target overnight rate five times between March and September for a total increase of 300 basis points, while long-term interest rates increased throughout the first nine months of the year.

Schwab continued to see strength in net new client assets during the first nine months of 2022, which, along with transfers of BDA balances to the Company’s balance sheet (see Bank Deposit Account Fees), drove growth in Schwab’s average interest-earning assets in the third quarter and first nine months of 2022 relative to the same periods in 2021. Partially offsetting this growth, we experienced significant seasonal tax outflows in the second quarter, and, due to the rapid increases to the federal funds overnight rate, changes in client cash allocations increased in the third quarter which resulted in a total decrease in bank deposits and payables to brokerage clients of 9% during the third quarter and 11% since year-end 2021. In recent quarters, the Company increased its cash holdings and reduced the duration of incremental investment securities purchases, which has provided flexibility to support such changes in client cash allocations associated with higher short-term interest rates. These steps also help keep Schwab positioned to benefit from interest rate increases.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2022			2021
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$53,127	$294	2.16%	$38,732	$11	0.12%
Cash and investments segregated	49,554	214	1.69%	42,617	5	0.04%
Receivables from brokerage clients	72,751	912	4.91%	80,873	628	3.04%
Available for sale securities (1,2)	273,968	1,161	1.69%	362,204	1,187	1.30%
Held to maturity securities (1,2)	97,568	345	1.41%	—	—	—
Bank loans	39,984	300	2.99%	30,235	161	2.12%
Total interest-earning assets	586,952	3,226	2.17%	554,661	1,992	1.42%
Securities lending revenue		124			159
Other interest revenue		7			2
Total interest-earning assets	$586,952	$3,357	2.26%	$554,661	$2,153	1.54%
Funding sources
Bank deposits	$420,132	$241	0.23%	$384,561	$14	0.01%
Payables to brokerage clients	96,802	41	0.17%	92,498	3	0.01%
Short-term borrowings	708	4	1.95%	3,485	3	0.34%
Long-term debt	21,024	131	2.49%	19,030	99	2.10%
Total interest-bearing liabilities	538,666	417	0.31%	499,574	119	0.09%
Non-interest-bearing funding sources	48,286			55,087
Securities lending expense		13			4
Other interest expense		1			—
Total funding sources	$586,952	$431	0.29%	$554,661	$123	0.09%
Net interest revenue		$2,926	1.97%		$2,030	1.45%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2022			2021
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$63,598	$461	0.95%	$39,848	$27	0.09%
Cash and investments segregated	50,891	308	0.80%	43,914	19	0.06%
Receivables from brokerage clients	78,630	2,244	3.76%	74,831	1,800	3.17%
Available for sale securities (1,2)	281,897	3,196	1.51%	348,477	3,381	1.29%
Held to maturity securities (1,2)	100,890	1,062	1.40%	—	—	—
Bank loans	38,238	717	2.50%	27,336	448	2.18%
Total interest-earning assets	614,144	7,988	1.73%	534,406	5,675	1.41%
Securities lending revenue		383			557
Other interest revenue		15			4
Total interest-earning assets	$614,144	$8,386	1.81%	$534,406	$6,236	1.55%
Funding sources
Bank deposits	$440,801	$285	0.09%	$371,974	$40	0.01%
Payables to brokerage clients	101,472	47	0.06%	89,087	7	0.01%
Short-term borrowings	2,656	12	0.60%	2,617	6	0.32%
Long-term debt	20,673	363	2.34%	17,225	281	2.18%
Total interest-bearing liabilities	565,602	707	0.17%	480,903	334	0.09%
Non-interest-bearing funding sources	48,542			53,503
Securities lending expense		28			16
Other interest expense		(2)			(2)
Total funding sources	$614,144	$733	0.16%	$534,406	$348	0.09%
Net interest revenue		$7,653	1.65%		$5,888	1.46%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) In January 2022, the Company transferred a portion of its investment securities designated as available for sale to the held to maturity category, as described in Item 1 – Note 4.

Net interest revenue increased $896 million, or 44%, and $1.8 billion, or 30%, in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. These increases were due primarily to higher average yields on substantially all interest-earning assets as a result of higher market interest rates. Net premium amortization of investment securities decreased to $295 million and $1.2 billion in the third quarter and first nine months of 2022, respectively, from $560 million and $1.8 billion in the third quarter and first nine months of 2021, respectively. These benefits were partially offset by higher rates paid on bank deposits, payables to brokerage clients, and long-term debt, as well as lower balances of margin loans and lower securities lending revenue due to decreased market demand.

Average interest-earning assets for the third quarter and first nine months of 2022 were higher by 6% and 15%, respectively, compared to the same periods in 2021. These increases were primarily due to growth in bank deposits and payables to brokerage clients, which resulted from net new client asset inflows as well as transfers of BDA balances to our balance sheet in the third quarter of 2021 and the first nine months of 2022. These year-over-year increases were partially offset by client cash allocation decisions in response to higher short-term market interest rates in the second and third quarters of 2022, as clients moved certain cash balances out of bank deposits and payables to brokerage clients.

Net interest margin increased to 1.97% and 1.65% during the third quarter and first nine months of 2022, respectively, from 1.45% and 1.46% during the same periods in 2021. These increases were primarily driven by improved yields on substantially all interest-earning assets as a result of higher market interest rates partially offset by higher rates paid on our funding sources driven primarily by bank deposits, payables to brokerage clients, and recent debt issuances and floating-rate long-term debt balances.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2022			2021
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$184,834	$132	0.28%	$149,508	$112	0.30%
Fee waivers		—			(83)
Schwab money market funds	$184,834	132	0.28%	$149,508	29	0.08%
Schwab equity and bond funds, ETFs, and CTFs	422,711	89	0.08%	441,344	99	0.09%
Mutual Fund OneSource® and other non-transaction fee funds	183,019	139	0.30%	234,582	188	0.32%
Other third-party mutual funds and ETFs	747,676	160	0.08%	918,363	187	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,538,240	520	0.13%	$1,743,797	503	0.11%
Advice solutions (1)
Fee-based	$431,276	452	0.42%	$463,827	511	0.44%
Non-fee-based	85,567	—	—	90,649	—	—
Total advice solutions	$516,843	452	0.35%	$554,476	511	0.37%
Other balance-based fees (2)	537,809	58	0.04%	632,806	68	0.04%
Other (3)		17			19
Total asset management and administration fees		$1,047			$1,101

Nine Months Ended September 30,	2022			2021
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$158,525	$340	0.29%	$158,749	$348	0.29%
Fee waivers		(57)			(246)
Schwab money market funds	$158,525	283	0.24%	$158,749	102	0.09%
Schwab equity and bond funds, ETFs, and CTFs	436,928	278	0.09%	411,312	279	0.09%
Mutual Fund OneSource® and other non-transaction fee funds	196,032	453	0.31%	228,643	540	0.32%
Other third-party mutual funds and ETFs	805,204	510	0.08%	888,003	533	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,596,689	1,524	0.13%	$1,686,707	1,454	0.12%
Advice solutions (1)
Fee-based	$446,979	1,409	0.42%	$445,521	1,469	0.44%
Non-fee-based	87,528	—	—	87,758	—	—
Total advice solutions	$534,507	1,409	0.35%	$533,279	1,469	0.37%
Other balance-based fees (2)	573,733	186	0.04%	604,995	195	0.04%
Other (3)		48			46
Total asset management and administration fees		$3,167			$3,164
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

Asset management and administration fees declined by $54 million, or 5%, in the third quarter of 2022 and were essentially flat in the first nine months of 2022, compared to the same periods in 2021. The decrease in the third quarter of 2022 was a result of lower balances in Mutual Fund OneSource® and other third-party mutual funds, as well as advice solutions, relative to the same period in 2021. Balances declined primarily due to equity market weakness during the first nine months of 2022, which negatively impacted client asset valuations. These decreases were partially offset during the third quarter, and fully offset in the year-to-date period, by lower money market fund fee waivers, which were eliminated during the second quarter of 2022 as a result of the Federal Reserve’s increases to the federal funds target overnight rate.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, exchange-traded funds (ETFs), and collective trust funds (CTFs), and Mutual Fund OneSource® and other non-transaction fee (NTF) funds. These funds generated 34% and 32% of the asset management and administration fees earned in the third quarter and first nine months of 2022, respectively, compared with 29% of the asset management and administration fees earned in both the third quarter and first nine months of 2021:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021
Balance at beginning of period	$159,231	$151,943	$387,211	$411,091	$196,578	$240,181
Net inflows (outflows)	51,111	(4,203)	10,805	11,067	(9,600)	(3,347)
Net market gains (losses) and other	737	8	(24,272)	(3,187)	(5,480)	(2,085)
Balance at end of period	$211,079	$147,748	$373,744	$418,971	$181,498	$234,749

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021
Balance at beginning of period	$146,509	$176,089	$454,864	$341,689	$234,940	$223,857
Net inflows (outflows)	63,703	(28,372)	25,950	37,747	(28,363)	(9,819)
Net market gains (losses) and other	867	31	(107,070)	39,535	(25,079)	20,711
Balance at end of period	$211,079	$147,748	$373,744	$418,971	$181,498	$234,749

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

The following table presents trading revenue and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Trading revenue	$930	$964	(4)%	$2,778	$3,135	(11)%
DATs (in thousands)	5,523	5,549	—	6,103	6,644	(8)%
Number of trading days	64.0	64.0	—	188.0	188.0	—
Revenue per trade (1)	$2.63	$2.71	(3)%	$2.42	$2.51	(4)%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $34 million and $357 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decrease in the third quarter of 2022 compared to the third quarter of 2021 was primarily due to changes in the mix of client trading activity toward more ETFs and fewer single stocks, and toward more index options and futures and fewer single stock options, resulting in lower commissions and order flow revenue, which decreased 7% and 10%, respectively, from the third quarter of 2021. The decrease in the first nine months of 2022 compared to the same period in 2021 was primarily due to lower client trading activity during the first quarter of 2022 relative to the extraordinary trading volume experienced during the first quarter of 2021, as well as changes in the mix of client trading activity. These factors drove lower commissions and order flow revenue, which each decreased 13% from the first nine months of 2021.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue pursuant to the IDA agreement with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions) and arrangements with other third-party banks.

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning floating- and fixed-rate yields:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Bank deposit account fees	$413	$323	28%	$1,059	$1,011	5%
Average BDA balances	$148,142	$151,504	(2)%	$152,698	$159,829	(4)%
Average net yield	1.09%	0.83%		0.92%	0.84%
Percentage of average BDA balances designated as:
Fixed-rate balances	79%	81%		78%	80%
Floating-rate balances	21%	19%		22%	20%

Bank deposit account fees increased $90 million, or 28%, and $48 million, or 5%, in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. These increases were primarily due to higher market interest rates, which helped to increase the average net yield in the third quarter and first nine months of 2022. The Company transferred $20.1 billion and $10.5 billion of BDA balances to its balance sheet during the first nine months of 2022 and 2021, respectively. The transfer of these balances to our balance sheet, as well as client cash allocation decisions in response to higher short-term market interest rates in the second and third quarters of 2022, led to the decrease in average BDA balances in the first nine months of 2022 compared with the first nine months of 2021.

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

Other revenue increased $32 million in the third quarter of 2022 compared to the same period in 2021, primarily due to higher exchange processing fees, partially offset by a higher provision for credit losses on bank loans and losses on sales of AFS securities. Exchange processing fees increased as a result of an SEC fee rate increase which became effective in the second quarter of 2022, and the provision for credit losses on bank loans increased as a result of higher loan loss factors driven primarily by higher forecasted interest rates and growth of the loan portfolio. Other revenue decreased $6 million in the first nine months of 2022 compared to the same period in 2021, primarily due to the higher provision for credit losses, certain lower service fees due to lower trading volume, and lower net gains on sales of AFS securities, partially offset by higher exchange processing fees. In addition, other revenue in the first nine months of 2022 included a gain of $46 million on the sale of Schwab Compliance Technologies, Inc. and certain investments.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Compensation and benefits
Salaries and wages	$901	$769	17%	$2,630	$2,341	12%
Incentive compensation	348	342	2%	1,098	1,082	1%
Employee benefits and other	227	192	18%	720	628	15%
Total compensation and benefits	$1,476	$1,303	13%	$4,448	$4,051	10%
Professional services	264	250	6%	766	723	6%
Occupancy and equipment	292	246	19%	855	722	18%
Advertising and market development	89	119	(25)%	296	363	(18)%
Communications	131	144	(9)%	444	457	(3)%
Depreciation and amortization	167	140	19%	476	404	18%
Amortization of acquired intangible assets	152	153	(1)%	460	461	—
Regulatory fees and assessments	65	64	2%	200	208	(4)%
Other	187	140	34%	530	733	(28)%
Total expenses excluding interest	$2,823	$2,559	10%	$8,475	$8,122	4%
Expenses as a percentage of total net revenues
Compensation and benefits	27%	29%		29%	29%
Advertising and market development	2%	3%		2%	3%
Full-time equivalent employees (in thousands)
At quarter end	35.2	32.4	9%
Average	35.2	32.4	9%	34.5	32.3	7%

Expenses excluding interest increased by $264 million and $353 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 12% and 6% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in the third quarter and first nine months of 2022 compared to the same periods in 2021, primarily due to growth in employee headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Compensation and benefits included acquisition and integration-related costs of $57 million and $58 million in the third quarter of 2022 and 2021, respectively, and $166 million and $227 million in the first nine months of 2022 and 2021, respectively.

Professional services expense increased in the third quarter and first nine months of 2022 compared to the same periods in 2021, primarily due to increased utilization of technology-related and other professional services to support overall growth of the business and enhancement to technological infrastructure to support our expanding client base, as well as the integration of TD Ameritrade. Professional services included acquisition and integration-related costs of $36 million and $35 million in the third quarter of 2022 and 2021, respectively, and $102 million and $99 million in the first nine months of 2022 and 2021, respectively.

Occupancy and equipment expense increased in the third quarter and first nine months of 2022 compared to the same periods in 2021, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Occupancy and equipment included acquisition and integration-related costs of $6 million and $7 million in the third quarter of 2022 and 2021, respectively, and $14 million and $30 million in the first nine months of 2022 and 2021, respectively.

Advertising and market development expense decreased in the third quarter and first nine months of 2022 compared to the same periods in 2021, primarily due to decreases in spending for marketing communications for TD Ameritrade.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Communications expense decreased in the third quarter and first nine months of 2022 compared to the same periods in 2021, primarily due to lower client trading activity.

Depreciation and amortization expense increased in the third quarter and first nine months of 2022 compared to the same periods in 2021, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2021 and the third quarter and first nine months of 2022 to support the TDA integration and enhance our technological infrastructure to support growth of the business.

Regulatory fees and assessments in the third quarter of 2022 were largely consistent with the third quarter of 2021, and decreased in the first nine months of the year from the first nine months of 2021. The year-to-date decrease in 2022 primarily resulted from lower client trading activity, partially offset by higher FDIC assessments and other regulatory assessments due to asset growth and overall growth of the business.

Other expense increased in the third quarter of 2022 while decreasing in the first nine months of 2022 compared to the same periods in 2021. The increase in the third quarter of 2022 was primarily due to higher exchange processing fees as a result of fee rate increases beginning in the second quarter of 2022, while the decrease in the first nine months of 2022 was primarily due to the recognition in the second quarter of 2021 of approximately $200 million for a now-settled regulatory matter (see Item 1 – Note 9).

Capital expenditures were $193 million and $176 million in the third quarter of 2022 and 2021, respectively, and $741 million and $610 million for the first nine months of 2022 and 2021, respectively. The increases in capital expenditures from the prior year were primarily related to continued work on the TDA integration and enhancement of our technological infrastructure to support greater capacity for our expanding client base. We continue to anticipate capital expenditures for full-year 2022 will be approximately 4-5% of total net revenues.

Taxes on Income

Taxes on income were $657 million and $485 million for the third quarters of 2022 and 2021, respectively, resulting in effective income tax rates on income before taxes of 24.5% and 24.1%, respectively. Taxes on income were $1.6 billion and $1.4 billion for the first nine months of 2022 and 2021, respectively, resulting in effective income tax rates on income before taxes of 23.2% and 24.9%, respectively. The increase in the effective tax rate in the third quarter of 2022 compared to the same period in 2021 was primarily related to increased 2022 state tax expense. The decrease in the effective tax rate in the first nine months of 2022 compared to the same period in 2021 was primarily related to the reversal of tax reserves in 2022 due to the resolution of certain state matters and tax benefits recognized on the portion of the regulatory matter charge that was determined upon settlement to be deductible.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021
Net Revenues
Net interest revenue	40%	$2,143	$1,530	57%	$783	$500	44%	$2,926	$2,030
Asset management and administration fees	(6)%	755	805	(1)%	292	296	(5)%	1,047	1,101
Trading revenue	(8)%	800	873	43%	130	91	(4)%	930	964
Bank deposit account fees	10%	263	239	79%	150	84	28%	413	323
Other	32%	151	114	(13)%	33	38	21%	184	152
Total net revenues	15%	4,112	3,561	38%	1,388	1,009	20%	5,500	4,570
Expenses Excluding Interest	8%	2,117	1,956	17%	706	603	10%	2,823	2,559
Income before taxes on income	24%	$1,995	$1,605	68%	$682	$406	33%	$2,677	$2,011

Net New Client Assets (in billions)	(5)%	$55.1	$57.9	(27)%	$59.5	$81.1	(18)%	$114.6	$139.0

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Advisor Services			Total
Nine Months Ended September 30,	Percent Change	2022	2021	Percent Change	2022	2021	Percent Change	2022	2021
Net Revenues
Net interest revenue	24%	$5,551	$4,462	47%	$2,102	$1,426	30%	$7,653	$5,888
Asset management and administration fees	(1)%	2,299	2,316	2%	868	848	—	3,167	3,164
Trading revenue	(15)%	2,407	2,831	22%	371	304	(11)%	2,778	3,135
Bank deposit account fees	(7)%	690	742	37%	369	269	5%	1,059	1,011
Other	1%	465	462	(6)%	143	152	(1)%	608	614
Total net revenues	6%	11,412	10,813	28%	3,853	2,999	11%	15,265	13,812
Expenses Excluding Interest	2%	6,359	6,253	13%	2,116	1,869	4%	8,475	8,122
Income before taxes on income	11%	$5,053	$4,560	54%	$1,737	$1,130	19%	$6,790	$5,690

Net New Client Assets (in billions) (1)	(29)%	$118.5	$167.5	(25)%	$160.0	$214.1	(27)%	$278.5	$381.6
(1) In the first nine months of 2022, Investor Services includes an outflow of $20.8 billion from a mutual fund clearing services client. In the first nine months of 2021, Investor Services includes an outflow of $14.4 billion from a mutual fund clearing services client.

Segment Net Revenues

Investor Services total net revenues increased by 15% and 6% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, while Advisor Services total net revenues increased by 38% and 28% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. Investor Services growth was primarily driven by increases in net interest revenue as described above, partially offset by decreases in trading revenue due to changes in the mix of client trading activity, resulting in lower commissions and order flow revenue. Advisor Services growth was primarily driven by increases in net interest revenue as described above, as well as increases in trading revenue primarily due to market volatility and bank deposit account fees primarily due to a rising interest rate environment. Asset management and administration fees were essentially flat for Advisor Services for both periods, while declining slightly for Investor Services as equity market weakness during the first nine months of 2022 weighed on client asset valuations, partially offset by the elimination of money market fund fee waivers. Other revenues increased for Investor Services in the third quarter of 2022 from the same period in 2021 due to higher exchange processing fees, partially offset by an increased provision for credit losses on bank loans and losses on sales of AFS securities.

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest increased by 8% and 2% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, while Advisor Services total expenses excluding interest increased by 17% and 13% in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. Both segments saw higher compensation and benefits expenses due to increases in headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Occupancy and equipment expenses increased in both segments, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. In addition, depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2021 and the first nine months of 2022 to enhance our technological infrastructure to support growth of the business. For Investor Services, these increases in the first nine months of 2022 compared to the same period in 2021 were partially offset by lower other expenses due to a charge of approximately $200 million in the second quarter of 2021 for a now-settled regulatory matter (see Item 1 – Note 9). In addition, increases in both segments were partially offset by decreases in advertising and market development expense due to reduced spending for marketing communications for TD Ameritrade.

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

The following table shows the simulated change to net interest revenue over the next 12 months beginning September 30, 2022 and December 31, 2021 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2022	December 31, 2021
Increase of 100 basis points	5.3%	14.1%
Decrease of 100 basis points	(4.6)%	(4.5)%
The Company’s simulated increase of 100 basis points in market interest rates had a lower impact on net interest revenue as of September 30, 2022 compared to December 31, 2021 primarily due to increased sensitivity to the Company’s higher projected client deposit rates and decreased sensitivity to the Company’s mortgage-backed investment securities. A simulated decrease of 100 basis points in market interest rates had a slightly larger impact on net interest revenue as of September 30, 2022 compared to December 31, 2021 primarily due to increased sensitivity from a higher allocation to cash and short-term investments. This increased sensitivity was partially offset by higher starting client deposit rates which, relative to the December 31, 2021 simulation, provide greater responsiveness to lower simulated interest rates.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of September 30, 2022 and December 31, 2021, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition to internal sources of liquidity, Schwab has access to external funding. The following table describes external debt facilities available at September 30, 2022:

Description	Borrower	Outstanding	Available
Federal Home Loan Bank (FHLB) secured credit facilities (1)	Banking subsidiaries	$—	$82,561
Federal Reserve discount window	Banking subsidiaries	—	8,823
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,532
Unsecured commercial paper	CSC	500	4,500
Secured uncommitted lines of credit with various external banks (2)	TDAC	—	—
(1) CSC’s banking subsidiaries must each maintain positive tangible capital, as defined by the FHLB, in order to draw upon these credit facilities. Tangible capital pursuant to the FHLB’s requirements for our banking subsidiaries is common equity less goodwill and intangible assets.
(2) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.

Our banking subsidiaries may also engage with external banks in repurchase agreements collateralized by investment securities as another source of short-term liquidity. CSC’s ratings for Commercial Paper Notes are P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at September 30, 2022 and December 31, 2021. CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

As a result of rapidly increasing short-term interest rates in the second and third quarters of 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher yielding alternatives. As these outflows have continued, they have outpaced excess cash on hand and cash generated by maturities and paydowns on our investment and loan portfolios. In October 2022, our banking subsidiaries began to draw upon the FHLB secured credit facilities to provide temporary supplemental funding. As of October 31, 2022, $9.0 billion was outstanding under these facilities, including both fixed- and floating-rate advances. The current average interest rate on these advances was 4.25%, with the earliest maturity occurring in June 2023. The Company expects to use temporary supplemental funding, including FHLB advances, until the Company’s primary sources of liquidity are again greater than any outflows associated with client cash allocation decisions.

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

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2021 Form 10-K for additional information. The Company was in compliance with the LCR rule at September 30, 2022, and the table below presents information about our average daily LCR:

Average for the Three Months Ended September 30, 2022

Total eligible HQLA	$110,712
Net cash outflows	$93,748
LCR	118%

Borrowings

The Company had short-term borrowings outstanding of $500 million and $4.9 billion as of September 30, 2022 and December 31, 2021, respectively. Long-term debt is primarily comprised of Senior Notes and totaled $20.8 billion and $18.9 billion at September 30, 2022 and December 31, 2021, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table provides information about our Senior Notes outstanding at September 30, 2022:

September 30, 2022	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$20,512	2023 - 2032	2.44%	A2	A	A
TDA Holding Senior Notes	$213	2024 - 2029	3.47%	A2	A	—

New Debt Issuances

The below debt issuances in the first nine months of 2022 were senior unsecured obligations. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
March 3, 2022	$500	03/03/2027	SOFR + 1.050%
March 3, 2022	$1,500	03/03/2027	2.450%
March 3, 2022	$1,000	03/03/2032	2.900%

Equity Issuances and Redemptions

CSC’s preferred stock issued and net proceeds for the first nine months of 2022 are as follows:

	Date Issued and Sold	Net Proceeds
Series K	March 4, 2022	$740

On November 1, 2022, the Company redeemed all of the outstanding shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A. The Company notified stockholders of its redemption on September 22, 2022, upon which it met the definition of a mandatorily redeemable financial instrument and the criteria for liability classification in accordance with Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity. The Series A preferred stock fair value of $400 million is included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2022. In addition, on October 20, 2022, the Company announced it will redeem on December 1, 2022 all of the outstanding shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, and the corresponding depositary shares.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management of the 2021 Form 10-K and in Item 1 – Note 16. As of September 30, 2022, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

The following table details CSC’s consolidated and CSB’s capital ratios as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$37,041	$10,352	$56,261	$27,035
Less:
Preferred stock	10,297	—	9,954	—
Common Equity Tier 1 Capital before regulatory adjustments	$26,744	$10,352	$46,307	$27,035
Less:
Goodwill, net of associated deferred tax liabilities	$11,856	$13	$11,857	$13
Other intangible assets, net of associated deferred tax liabilities	7,180	—	7,579	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	31	29	13	12
AOCI adjustment (1)	(23,151)	(20,158)	(1,109)	(1,004)
Common Equity Tier 1 Capital	$30,828	$30,468	$27,967	$28,014
Tier 1 Capital	$41,125	$30,468	$37,921	$28,014
Total Capital	41,182	30,519	37,950	28,033
Risk-Weighted Assets	145,418	103,671	141,969	104,409
Total Leverage Exposure	604,741	406,166	614,466	400,532
Common Equity Tier 1 Capital/Risk-Weighted Assets	21.2%	29.4%	19.7%	26.8%
Tier 1 Capital/Risk-Weighted Assets	28.3%	29.4%	26.7%	26.8%
Total Capital/Risk-Weighted Assets	28.3%	29.4%	26.7%	26.8%
Tier 1 Leverage Ratio	6.8%	7.6%	6.2%	7.1%
Supplementary Leverage Ratio	6.8%	7.5%	6.2%	7.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

In the third quarter of 2022, the Company lowered its operating objective for the consolidated Tier 1 Leverage Ratio down 25 basis points from 6.75% - 7.00% to 6.50% - 6.75%. Capital operating objectives and limits for our subsidiaries remain unchanged.

The Company’s consolidated Tier 1 Leverage Ratio increased to 6.8% at September 30, 2022 from 6.2% at year-end 2021. This increase resulted from strength in earnings in the first nine months of 2022, our March 2022 issuance of preferred stock net of the announced redemption of Series A, and a decrease of $63.7 billion, or 11%, in total bank deposits and payables to brokerage clients due to seasonal tax outflows and client cash allocation decisions resulting from the rising interest rate environment. CSB’s Tier 1 Leverage Ratio also increased from year-end 2021, ending the third quarter of 2022 at 7.6%.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the IDA agreement. During the first nine months of 2022, Schwab moved $14.6 billion of IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and the availability of IDA balances designated as floating-rate obligations. See Item 1 – Note 9 for further information on the IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On July 27, 2022, the Board of Directors of CSC declared a two cent, or 10%, increase in the quarterly cash dividend to $.22 per common share.

Cash dividends paid and per share amounts for the first nine months of 2022 and 2021 are as follows:

	2022		2021
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,179	$.62	$1,024	$.54
Preferred Stock:
Series A (1)	25	63.30	28	70.00
Series C (2)	—	—	18	30.00
Series D (3)	33	44.64	33	44.64
Series E (4)	27	4,544.37	28	4,625.00
Series F (5)	13	2,500.00	13	2,500.00
Series G (3)	101	4,031.25	101	4,031.25
Series H (6)	75	3,000.00	72	2,888.89
Series I (7)	68	3,000.00	41	1,811.11
Series J (8)	20	33.39	11	18.67
Series K (9)	18	2,458.33	N/A	N/A
(1) Subsequent to September 30, 2022, Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(2) Series C was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(3) Dividends paid quarterly.
(4) Dividends paid semi-annually until March 1, 2022 and quarterly thereafter. Subsequent to September 30, 2022, the Company announced the redemption of Series E effective December 1, 2022.
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
N/A Not applicable.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization of up to $4.0 billion of common stock and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The new share repurchase authorization does not have an expiration date. On August 1, 2022, CSC purchased, directly from an affiliate of TD Bank, 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s new share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022. CSC repurchased an additional $500 million of common stock under the new authorization during the three months ended September 30, 2022. There were no repurchases of CSC’s common stock under the terminated authorization during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, $13.5 billion remained on the new authorization.

OTHER

Foreign Exposure
At September 30, 2022, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At September 30, 2022, the fair value of these holdings totaled $18.0 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.8 billion, the United Kingdom at $4.7 billion, and Canada at $1.7 billion. At December 31, 2021, the fair value of these holdings totaled $12.5 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.2 billion, France at $3.9 billion, and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Sweden at $754 million. In addition, Schwab had outstanding margin loans to foreign residents of $3.2 billion and $3.3 billion at September 30, 2022 and December 31, 2021, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2021 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2022.

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
Return on tangible common equity	Return on tangible common equity represents annualized adjusted net income available to common stockholders as a percentage of average tangible common equity. Tangible common equity represents common equity less goodwill, acquired intangible assets — net, and related deferred tax liabilities.	Acquisitions typically result in the recognition of significant amounts of goodwill and acquired intangible assets. We believe return on tangible common equity may be useful to investors as a supplemental measure to facilitate assessing capital efficiency and returns relative to the composition of Schwab’s balance sheet.

The Company also uses adjusted diluted EPS and return on tangible common equity as components of performance criteria for employee bonus and certain executive management incentive compensation arrangements. The Compensation Committee of CSC’s Board of Directors maintains discretion in evaluating performance against these criteria.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total expenses excluding interest (GAAP)	$2,823	$2,559	$8,475	$8,122
Acquisition and integration-related costs (1)	(101)	(104)	(291)	(367)
Amortization of acquired intangible assets	(152)	(153)	(460)	(461)
Adjusted total expenses (non-GAAP)	$2,570	$2,302	$7,724	$7,294
(1) Acquisition and integration-related costs for the three and nine months ended September 30, 2022 primarily consist of $57 million and $166 million of compensation and benefits, $36 million and $102 million of professional services, and $6 million and $14 million of occupancy and equipment. Acquisition and integration-related costs for the three and nine months ended September 30, 2021 primarily consist of $58 million and $227 million of compensation and benefits, $35 million and $99 million of professional services, and $7 million and $30 million of occupancy and equipment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,884	$.99	$1,406	$.74	$4,814	$2.53	$3,911	$2.06
Acquisition and integration-related costs	101.05		104.05		291.15		367.19
Amortization of acquired intangible assets	152.08		153.08		460.24		461.24
Income tax effects (1)	(62)	(.02)	(61)	(.03)	(183)	(.09)	(208)	(.10)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$2,075	$1.10	$1,602	$.84	$5,382	$2.83	$4,531	$2.39
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on average common stockholders’ equity (GAAP)	25%	12%	18%	11%
Average common stockholders’ equity	$30,282	$47,492	$36,526	$47,908
Less: Average goodwill	(11,951)	(11,952)	(11,952)	(11,952)
Less: Average acquired intangible assets — net	(8,999)	(9,609)	(9,151)	(9,762)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,848	1,895	1,867	1,913
Average tangible common equity	$11,180	$27,826	$17,290	$28,107
Adjusted net income available to common stockholders (1)	$2,075	$1,602	$5,382	$4,531
Return on tangible common equity (non-GAAP)	74%	23%	42%	21%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenues
Interest revenue	$3,357	$2,153	$8,386	$6,236
Interest expense	(431)	(123)	(733)	(348)
Net interest revenue	2,926	2,030	7,653	5,888
Asset management and administration fees (1)	1,047	1,101	3,167	3,164
Trading revenue	930	964	2,778	3,135
Bank deposit account fees	413	323	1,059	1,011
Other	184	152	608	614
Total net revenues	5,500	4,570	15,265	13,812
Expenses Excluding Interest
Compensation and benefits	1,476	1,303	4,448	4,051
Professional services	264	250	766	723
Occupancy and equipment	292	246	855	722
Advertising and market development	89	119	296	363
Communications	131	144	444	457
Depreciation and amortization	167	140	476	404
Amortization of acquired intangible assets	152	153	460	461
Regulatory fees and assessments	65	64	200	208
Other	187	140	530	733
Total expenses excluding interest	2,823	2,559	8,475	8,122
Income before taxes on income	2,677	2,011	6,790	5,690
Taxes on income	657	485	1,575	1,415
Net Income	2,020	1,526	5,215	4,275
Preferred stock dividends and other	136	120	401	364
Net Income Available to Common Stockholders	$1,884	$1,406	$4,814	$3,911
Weighted-Average Common Shares Outstanding:
Basic	1,887	1,888	1,892	1,885
Diluted	1,895	1,898	1,901	1,895
Earnings Per Common Shares Outstanding (2):
Basic	$1.00	$.74	$2.54	$2.07
Diluted	$.99	$.74	$2.53	$2.06
(1) No fee waivers were recognized for the three months ended September 30, 2022. Includes fee waivers of $57 million for the nine months ended September 30, 2022, and $83 million and $246 million for the three and nine months ended September 30, 2021, respectively.
(2) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 15 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,020	$1,526	$5,215	$4,275
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	(9,493)	(1,519)	(29,299)	(5,420)
Reclassification of net unrealized loss transferred to held to maturity	—	—	2,429	—
Other reclassifications included in other revenue	16	—	(1)	(14)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	(2,429)	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	83	—	297	—
Other comprehensive income (loss), before tax	(9,394)	(1,519)	(29,003)	(5,434)
Income tax effect	2,264	364	6,960	1,293
Other comprehensive income (loss), net of tax	(7,130)	(1,155)	(22,043)	(4,141)
Comprehensive Income (Loss)	$(5,110)	$371	$(16,828)	$134

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$46,486	$62,975
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $13,644 and $13,096 at September 30, 2022 and December 31, 2021, respectively)	44,118	53,949
Receivables from brokerage clients — net	73,859	90,565
Available for sale securities (amortized cost of $264,816 at September 30, 2022 and $391,482 at December 31, 2021)	236,517	390,054
Held to maturity securities	96,323	—
Bank loans — net	40,379	34,636
Equipment, office facilities, and property — net	3,687	3,442
Goodwill	11,951	11,952
Acquired intangible assets — net	8,923	9,379
Other assets	15,320	10,318
Total assets	$577,563	$667,270
Liabilities and Stockholders’ Equity
Bank deposits	$395,715	$443,778
Payables to brokerage clients	110,012	125,671
Accrued expenses and other liabilities	13,451	17,791
Short-term borrowings	500	4,855
Long-term debt	20,844	18,914
Total liabilities	540,522	611,009
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $10,450 and $10,100 at September 30, 2022 and December 31, 2021, respectively	10,297	9,954
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 and 1,994,895,180 shares issued at September 30, 2022 and December 31, 2021, respectively	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 and 79,293,695 shares issued at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	26,975	26,741
Retained earnings	29,651	25,992
Treasury stock, at cost — 198,092,107 and 180,959,274 shares at September 30, 2022 and December 31, 2021, respectively	(6,751)	(5,338)
Accumulated other comprehensive income (loss)	(23,152)	(1,109)
Total stockholders’ equity	37,041	56,261
Total liabilities and stockholders’ equity	$577,563	$667,270

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at June 30, 2021	$9,954	1,995	$20	79	$1	$26,708	$23,809	$(5,450)	$2,408	$57,450
Net income	—	—	—	—	—	—	1,526	—	—	1,526
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(1,155)	(1,155)
Dividends declared on preferred stock	—	—	—	—	—	—	(113)	—	—	(113)
Dividends declared on common stock — $.18 per share	—	—	—	—	—	—	(342)	—	—	(342)
Stock option exercises and other	—	—	—	—	—	(13)	—	31	—	18
Share-based compensation	—	—	—	—	—	43	—	—	—	43
Other	—	—	—	—	—	17	—	(2)	—	15
Balance at September 30, 2021	$9,954	1,995	$20	79	$1	$26,755	$24,880	$(5,421)	$1,253	$57,442

Balance at June 30, 2022	$10,694	1,995	$20	79	$1	$26,918	$28,174	$(5,272)	$(16,022)	$44,513
Net income	—	—	—	—	—	—	2,020	—	—	2,020
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(7,130)	(7,130)
Call of preferred stock	(397)	—	—	—	—	—	(3)	—	—	(400)
Dividends declared on preferred stock	—	—	—	—	—	—	(123)	—	—	(123)
Dividends declared on common stock — $.22 per share	—	—	—	—	—	—	(417)	—	—	(417)
Repurchase of common stock	—	—	—	—	—	—	—	(500)	—	(500)
Repurchase of nonvoting common stock	—	15	—	(15)	—	—	—	(1,000)	—	(1,000)
Conversion of nonvoting common stock to common stock	—	13	—	(13)	—	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(12)	—	21	—	9
Share-based compensation	—	—	—	—	—	50	—	—	—	50
Other	—	—	—	—	—	19	—	—	—	19
Balance at September 30, 2022	$10,297	2,023	$20	51	$1	$26,975	$29,651	$(6,751)	$(23,152)	$37,041

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

Continued from previous page.

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060
Net income	—	—	—	—	—	—	4,275	—	—	4,275
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(4,141)	(4,141)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(331)	—	—	(331)
Dividends declared on common stock — $.54 per share	—	—	—	—	—	—	(1,024)	—	—	(1,024)
Stock option exercises and other	—	—	—	—	—	(5)	—	167	—	162
Share-based compensation	—	—	—	—	—	188	—	—	—	188
Other	—	—	—	—	—	57	—	(10)	—	47
Balance at September 30, 2021	$9,954	1,995	$20	79	$1	$26,755	$24,880	$(5,421)	$1,253	$57,442

Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261
Net income	—	—	—	—	—	—	5,215	—	—	5,215
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(22,043)	(22,043)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Call of preferred stock	(397)	—	—	—	—	—	(3)	—	—	(400)
Dividends declared on preferred stock	—	—	—	—	—	—	(374)	—	—	(374)
Dividends declared on common stock — $.62 per share	—	—	—	—	—	—	(1,179)	—	—	(1,179)
Repurchase of common stock	—	—	—	—	—	—	—	(500)	—	(500)
Repurchase of nonvoting common stock	—	15	—	(15)	—	—	—	(1,000)	—	(1,000)
Conversion of nonvoting common stock to common stock	—	13	—	(13)	—	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(68)	—	110	—	42
Share-based compensation	—	—	—	—	—	215	—	—	—	215
Other	—	—	—	—	—	87	—	(23)	—	64
Balance at September 30, 2022	$10,297	2,023	$20	51	$1	$26,975	$29,651	$(6,751)	$(23,152)	$37,041

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$5,215	$4,275
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	281	207
Depreciation and amortization	476	404
Amortization of acquired intangible assets	460	461
Provision (benefit) for deferred income taxes	(57)	(61)
Premium amortization, net, on available for sale and held to maturity securities	1,163	1,784
Other	339	246
Net change in:
Investments segregated and on deposit for regulatory purposes	(1,774)	3,665
Receivables from brokerage clients	16,683	(22,143)
Other assets	655	(2,980)
Payables to brokerage clients	(15,659)	8,851
Accrued expenses and other liabilities	(3,618)	1,770
Net cash provided by (used for) operating activities	4,164	(3,521)
Cash Flows from Investing Activities
Purchases of available for sale securities	(49,897)	(130,113)
Proceeds from sales of available for sale securities	24,019	11,339
Principal payments on available for sale securities	40,503	73,536
Principal payments on held to maturity securities	12,433	—
Net change in bank loans	(5,653)	(7,819)
Purchases of equipment, office facilities, and property	(769)	(603)
Proceeds from sales of Federal Reserve stock	16	—
Purchases of Federal Reserve stock	(85)	(224)
Other investing activities	(59)	(86)
Net cash provided by (used for) investing activities	20,508	(53,970)
Cash Flows from Financing Activities
Net change in bank deposits	(48,063)	37,253
Proceeds from commercial paper and secured lines of credit	1,653	7,250
Repayments of commercial paper and secured lines of credit	(6,011)	(4,250)
Issuance of long-term debt	2,971	7,036
Repayment of long-term debt	(1,029)	(1,215)
Net proceeds from preferred stock offerings	740	2,806
Redemption of preferred stock	—	(600)
Dividends paid	(1,559)	(1,369)
Proceeds from stock options exercised	42	162
Repurchases of common stock and nonvoting common stock	(1,455)	—
Other financing activities	(53)	(41)
Net cash provided by (used for) financing activities	(52,764)	47,032
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(28,092)	(10,459)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Period	93,338	70,560
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$65,246	$60,101

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$108,805	$—
Securities purchased during the period but settled after period end	$—	$1,531
Changes in accrued equipment, office facilities, and property purchases	$(28)	$7
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$45	$—
Call of preferred stock	$400	$—
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$722	$380
Income taxes	$1,436	$1,615
Amounts included in the measurement of lease liabilities	$162	$175
Leased assets obtained in exchange for new operating lease liabilities	$226	$51
Leased assets obtained in exchange for new finance lease liabilities	$5	$108

	September 30, 2022	September 30, 2021
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$46,486	$34,323
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	18,760	25,778
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$65,246	$60,101
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

The significant accounting policies are included in Note 2 in the 2021 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2022.

2.    New Accounting Standards

Adoption of New Accounting Standards

The Company did not adopt any material new accounting standards during the nine months ended September 30, 2022.

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

		January 1, 2023	The Company does not expect this guidance will have a material impact on its financial statements, including EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest revenue
Cash and cash equivalents	$294	$11	$461	$27
Cash and investments segregated	214	5	308	19
Receivables from brokerage clients	912	628	2,244	1,800
Available for sale securities	1,161	1,187	3,196	3,381
Held to maturity securities	345	—	1,062	—
Bank loans	300	161	717	448
Securities lending revenue	124	159	383	557
Other interest revenue	7	2	15	4
Interest revenue	3,357	2,153	8,386	6,236
Bank deposits	(241)	(14)	(285)	(40)
Payables to brokerage clients	(41)	(3)	(47)	(7)
Short-term borrowings	(4)	(3)	(12)	(6)
Long-term debt	(131)	(99)	(363)	(281)
Securities lending expense	(13)	(4)	(28)	(16)
Other interest expense	(1)	—	2	2
Interest expense	(431)	(123)	(733)	(348)
Net interest revenue	2,926	2,030	7,653	5,888
Asset management and administration fees
Mutual funds, ETFs, and CTFs	520	503	1,524	1,454
Advice solutions	452	511	1,409	1,469
Other	75	87	234	241
Asset management and administration fees	1,047	1,101	3,167	3,164
Trading revenue
Commissions	435	466	1,362	1,559
Order flow revenue	432	482	1,332	1,538
Principal transactions	63	16	84	38
Trading revenue	930	964	2,778	3,135
Bank deposit account fees	413	323	1,059	1,011
Other	184	152	608	614
Total net revenues	$5,500	$4,570	$15,265	$13,812

For a summary of revenue provided by our reportable segments, see Note 17. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances

Substantially all receivables from contracts with customers within the scope of ASC 606, Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $581 million and $637 million at September 30, 2022 and December 31, 2021, respectively. Schwab did not have any other significant contract assets or contract liability balances as of September 30, 2022 or December 31, 2021.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and held to maturity (HTM) investment securities are as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$186,978	$2	$23,975	$163,005
U.S. Treasury securities	42,405	—	2,059	40,346
Asset-backed securities (1)	15,472	—	652	14,820
Corporate debt securities (2)	14,413	—	1,406	13,007
U.S. state and municipal securities	747	—	85	662
Non-agency commercial mortgage-backed securities	802	—	25	777
Certificates of deposit	2,545	—	21	2,524
Foreign government agency securities	1,132	—	68	1,064
Other	322	—	10	312
Total available for sale securities (3)	$264,816	$2	$28,301	$236,517
Held to maturity securities
U.S. agency mortgage-backed securities	$96,323	$—	$15,165	$81,158
Total held to maturity securities	$96,323	$—	$15,165	$81,158

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$335,803	$3,141	$4,589	$334,355
U.S. Treasury securities	21,394	13	125	21,282
Asset-backed securities (1)	17,547	79	80	17,546
Corporate debt securities (2)	12,310	143	109	12,344
U.S. state and municipal securities	1,611	81	5	1,687
Non-agency commercial mortgage-backed securities	1,170	20	—	1,190
Certificates of deposit	1,000	—	1	999
Foreign government agency securities	425	—	—	425
Commercial paper	200	—	—	200
Other	22	4	—	26
Total available for sale securities (3)	$391,482	$3,481	$4,909	$390,054
(1) Approximately 55% and 58% of asset-backed securities held as of September 30, 2022 and December 31, 2021, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 18% and 30% of the asset-backed securities held as of September 30, 2022 and December 31, 2021, respectively.
(2) As of September 30, 2022 and December 31, 2021, approximately 39% and 31%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $287 million of AFS commercial paper as of September 30, 2022 (none as of December 31, 2021). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Subsequent to September 30, 2022, on November 2, 2022, the Company transferred approximately $80 billion of U.S. agency mortgage-backed securities with a total pre-tax net unrealized loss at the time of transfer of approximately $16 billion from the AFS category to the HTM category.

At September 30, 2022, our banking subsidiaries had pledged securities with a fair value of $65.9 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $8.8 billion as collateral for this facility at September 30, 2022. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.4 billion at September 30, 2022.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$90,036	$9,957	$72,611	$14,018	$162,647	$23,975
U.S. Treasury securities	35,743	1,429	4,603	630	40,346	2,059
Asset-backed securities	10,609	347	4,201	305	14,810	652
Corporate debt securities	10,162	765	2,844	641	13,006	1,406
U.S. state and municipal securities	582	62	80	23	662	85
Non-agency commercial mortgage-backed securities	777	25	—	—	777	25
Certificates of deposit	2,329	16	195	5	2,524	21
Foreign government agency securities	1,064	68	—	—	1,064	68
Other	313	10	—	—	313	10
Total	$151,615	$12,679	$84,534	$15,622	$236,149	$28,301

December 31, 2021
Available for sale securities
U.S. agency mortgage-backed securities	$186,955	$3,216	$38,007	$1,373	$224,962	$4,589
U.S. Treasury securities	16,658	125	21	—	16,679	125
Asset-backed securities	6,093	58	2,708	22	8,801	80
Corporate debt securities	4,713	99	197	10	4,910	109
Certificates of deposit	799	1	—	—	799	1
U.S. state and municipal securities	191	4	5	1	196	5
Total	$215,409	$3,503	$40,938	$1,406	$256,347	$4,909
At September 30, 2022, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2021 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the nine months ended September 30, 2022 and the year ended December 31, 2021. None of the Company’s AFS securities held as of September 30, 2022 and December 31, 2021 had an allowance for credit losses. All HTM securities as of September 30, 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The Company had $645 million of accrued interest for AFS and HTM securities as of September 30, 2022 and $683 million of accrued interest receivable for AFS securities as of December 31, 2021. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the nine months ended September 30, 2022, or for AFS securities for the year ended December 31, 2021.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM investment securities are as follows:

September 30, 2022	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,571	$13,045	$34,194	$114,195	$163,005
U.S. Treasury securities	20,456	19,179	711	—	40,346
Asset-backed securities	6	5,298	1,758	7,758	14,820
Corporate debt securities	945	8,888	3,174	—	13,007
U.S. state and municipal securities	37	56	402	167	662
Non-agency commercial mortgage-backed securities	—	—	—	777	777
Certificates of deposit	2,427	97	—	—	2,524
Foreign government agency securities	100	964	—	—	1,064
Other	294	—	—	18	312
Total fair value	$25,836	$47,527	$40,239	$122,915	$236,517
Total amortized cost	$26,198	$50,720	$47,162	$140,736	$264,816
Held to maturity securities
U.S. agency mortgage-backed securities	$443	$4,721	$19,679	$56,315	$81,158
Total fair value	$443	$4,721	$19,679	$56,315	$81,158
Total amortized cost	$451	$5,104	$23,224	$67,544	$96,323

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Proceeds	$10,549	$1,697	$24,019	$11,339
Gross realized gains	16	2	156	39
Gross realized losses	32	2	155	25

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

September 30, 2022	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$24,654	$26	$2	$12	$40	$24,694	$42	$24,652
HELOCs (1,2)	603	1	1	5	7	610	4	606
Total residential real estate	25,257	27	3	17	47	25,304	46	25,258
Pledged asset lines	14,928	2	10	—	12	14,940	—	14,940
Other	184	—	—	—	—	184	3	181
Total bank loans	$40,369	$29	$13	$17	$59	$40,428	$49	$40,379
December 31, 2021
Residential real estate:
First Mortgages (1,2)	$21,022	$41	$1	$26	$68	$21,090	$13	$21,077
HELOCs (1,2)	637	2	—	9	11	648	2	646
Total residential real estate	21,659	43	1	35	79	21,738	15	21,723
Pledged asset lines	12,698	3	8	—	11	12,709	—	12,709
Other	207	—	—	—	—	207	3	204
Total bank loans	$34,564	$46	$9	$35	$90	$34,654	$18	$34,636
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $97 million and $91 million at September 30, 2022 and December 31, 2021, respectively.
(2) First Mortgage and HELOC portfolios concentrated in California as of September 30, 2022 and December 31, 2021 were 44% and 46%, respectively. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2022 or December 31, 2021.

At September 30, 2022, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

	September 30, 2022						September 30, 2021
Three Months Ended	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$31	$3	$34	$—	$3	$37	$8	$2	$10	$—	$3	$13
Charge-offs	—	—	—	(4)	—	(4)	—	—	—	—	(1)	(1)
Recoveries	—	1	1	—	—	1	—	1	1	—	—	1
Provision for credit losses	11	—	11	4	—	15	—	(1)	(1)	—	1	—
Balance at end of period	$42	$4	$46	$—	$3	$49	$8	$2	$10	$—	$3	$13

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	September 30, 2022						September 30, 2021
Nine Months Ended	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$13	$2	$15	$—	$3	$18	$22	$5	$27	$—	$3	$30
Charge-offs	—	—	—	(4)	—	(4)	—	—	—	—	(1)	(1)
Recoveries	—	1	1	—	—	1	—	1	1	—	—	1
Provision for credit losses	29	1	30	4	—	34	(14)	(4)	(18)	—	1	(17)
Balance at end of period	$42	$4	$46	$—	$3	$49	$8	$2	$10	$—	$3	$13

Consistent with Schwab’s loan charge off policy as disclosed in Item 8 – Note 2 of the 2021 Form 10-K, the Company charges off any delinquent PALs no later than 90-days past due. PALs are subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments – Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of September 30, 2022 and December 31, 2021. Therefore, no allowance for credit losses for PALs as of those dates was required.

The U.S. economy continues to be challenged by rising inflation, tightening monetary policy, and geopolitical unrest. Management’s macroeconomic outlook reflects slower growth in home prices and low unemployment anticipated over the near term; however, increases in Treasury yields and mortgage rates, as seen in the first nine months of 2022, have extended the expected life of the portfolio and may reduce borrower affordability. These changes to the macroeconomic outlook resulted in higher modeled projections of loss rates at September 30, 2022, compared to December 31, 2021, even as credit quality metrics continue to be strong in the Company’s bank loans portfolio.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

	September 30, 2022	December 31, 2021
Nonaccrual loans (1)	$17	$35
Other real estate owned (2)	3	1
Total nonperforming assets	20	36
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$20	$36
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
September 30, 2022	2022	2021	2020	2019	2018	pre-2018	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$2	$1	$1	$—	$—	$1	$5	$—	$—	$—
620 – 679	27	32	21	2	1	14	97	—	2	2
680 – 739	708	1,246	434	119	30	222	2,759	60	50	110
≥740	4,857	11,186	3,890	829	115	956	21,833	324	174	498
Total	$5,594	$12,465	$4,346	$950	$146	$1,193	$24,694	$384	$226	$610
Origination LTV
≤70%	$4,195	$10,782	$3,607	$765	$113	$884	$20,346	$329	$161	$490
>70% – ≤90%	1,399	1,683	739	185	33	307	4,346	55	64	119
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$5,594	$12,465	$4,346	$950	$146	$1,193	$24,694	$384	$226	$610
Updated FICO
<620	$8	$8	$6	$3	$3	$10	$38	$2	$5	$7
620 – 679	74	102	41	9	3	32	261	7	12	19
680 – 739	624	994	339	90	20	157	2,224	48	31	79
≥740	4,888	11,361	3,960	848	120	994	22,171	327	178	505
Total	$5,594	$12,465	$4,346	$950	$146	$1,193	$24,694	$384	$226	$610
Estimated Current LTV (1)
≤70%	$4,331	$12,196	$4,336	$950	$146	$1,189	$23,148	$382	$225	$607
>70% – ≤90%	1,263	269	10	—	—	4	1,546	2	1	3
>90% – ≤100%	—	—	—	—	—	—	—	—	—	—
>100%	—	—	—	—	—	—	—	—	—	—
Total	$5,594	$12,465	$4,346	$950	$146	$1,193	$24,694	$384	$226	$610
Percent of Loans on Nonaccrual Status	0.01%	0.02%	0.07%	0.03%	0.33%	0.46%	0.05%	0.31%	1.63%	0.82%
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

At September 30, 2022, First Mortgage loans of $19.9 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 28% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 92% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At September 30, 2022 and December 31, 2021, Schwab had $107 million and $57 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
HELOCs converted to amortizing loans	$3	$5	$7	$17

The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2022	Balance
Converted to an amortizing loan by period end	$226
Within 1 year	31
> 1 year – 3 years	54
> 3 years – 5 years	63
> 5 years	236
Total	$610

At September 30, 2022, $468 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2022, the borrowers on approximately 55% of HELOC loan balances outstanding only paid the minimum amount due.
6.    Variable Interest Entities
As of September 30, 2022 and December 31, 2021, all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA)-related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.
Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2022			December 31, 2021
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,024	$582	$1,024	$915	$530	$915
Other CRA investments (2)	168	—	216	161	—	211
Total	$1,192	$582	$1,240	$1,076	$530	$1,126
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. CSB’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and CSB expects to pay substantially all of these commitments between 2022 and 2025. During the nine months ended September 30, 2022 and year ended December 31, 2021, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2022	December 31, 2021
Interest-bearing deposits:
Deposits swept from brokerage accounts	$367,943	$412,287
Checking	20,198	22,786
Savings and other	6,666	7,234
Total interest-bearing deposits	394,807	442,307
Non-interest-bearing deposits	908	1,471
Total bank deposits	$395,715	$443,778

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of September 30, 2022 and December 31, 2021.

	Date of Issuance	Principal Amount Outstanding
		September 30, 2022	December 31, 2021
CSC Fixed-rate Senior Notes:
3.225% due September 1, 2022	08/29/12	$—	$256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	—
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	—
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	—
Total CSC Senior Notes		20,512	17,768
TDA Holding Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	—	750
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total TDA Holding Senior Notes		213	963
Finance lease liabilities		76	94
Unamortized premium — net		141	180
Debt issuance costs		(98)	(91)
Total long-term debt		$20,844	$18,914

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at September 30, 2022 are as follows:

Maturities
2022	$7
2023	832
2024	3,675
2025	2,237
2026	3,100
Thereafter	10,950
Total maturities	20,801
Unamortized premium — net	141
Debt issuance costs	(98)
Total long-term debt	$20,844

Short-term borrowings: CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days; and had $500 million outstanding at September 30, 2022 and $3.0 billion at December 31, 2021. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.5 billion; no amounts were outstanding as of September 30, 2022 or December 31, 2021.

Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the fair value of certain investment securities that are pledged as collateral. As of September 30, 2022 and December 31, 2021, the collateral pledged provided a total borrowing capacity of $82.6 billion and $63.5 billion, respectively, of which no amounts were outstanding at the end of either period.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of September 30, 2022 and December 31, 2021, our collateral pledged provided total borrowing capacity of $8.8 billion and $12.0 billion, respectively, of which no amounts were outstanding at the end of either period.

Our banking subsidiaries may engage with external banks in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had no borrowings outstanding pursuant to such repurchase agreements at September 30, 2022 or December 31, 2021.

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was no balance outstanding at September 30, 2022 and $1.9 billion outstanding under the secured uncommitted lines of credit as of December 31, 2021. See Note 11 for additional information.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $1.3 billion and $3.6 billion during the third quarters of 2022 and 2021, respectively, and $6.0 billion and $10.4 billion during the first nine months of 2022 and 2021, respectively. CSB purchased HELOCs with commitments of $92 million and $112 million during the third quarters of 2022 and 2021, respectively, and $252 million and $325 million during the first nine months of 2022 and 2021, respectively.

The Company’s commitments to extend credit on bank lines of credit and to purchase First Mortgages are as follows:

	September 30, 2022	December 31, 2021
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$4,829	$6,193
Commitments to purchase First Mortgage loans	769	1,824
Total	$5,598	$8,017

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation (OCC) – a clearing house that establishes margin requirements on these transactions. We satisfy the margin requirements of these transactions through the pledging of certain client securities. For additional information on these pledged securities refer to Note 11. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The total ending IDA balance was $133.8 billion as of September 30, 2022 and $147.2 billion as of December 31, 2021. If IDA balances were to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program. During the first nine months of 2022, Schwab moved $14.6 billion of IDA balances to its balance sheet.

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

Corrente Antitrust Litigation: On June 6, 2022, the Company was sued in the U.S. District Court for the Eastern District of Texas on behalf of a putative class of customers who purchased or sold securities through CS&Co or TD Ameritrade, Inc. from October 26, 2020 to the present. The lawsuit alleges that the Company’s acquisition of TD Ameritrade violated Section 7 of the Clayton Act because it has resulted in an anticompetitive market for the execution of retail customer orders. Plaintiffs seek unspecified damages, as well as injunctive and other relief. The Company is vigorously contesting the lawsuit and on August 29, 2022 filed a motion to dismiss the complaint, which plaintiffs have opposed.

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

TD Ameritrade Acquisition Litigation: As disclosed previously, on May 12, 2020, a putative class action lawsuit related to the acquisition was filed in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, TD Bank. On February 5, 2021, plaintiff filed an amended complaint naming an officer and certain directors of TD Ameritrade at the time the acquisition was approved, as well as TD Bank, certain TD Bank related entities, and Schwab. The amended complaint asserts separate claims for breach of fiduciary duty by the TD Ameritrade officer, certain members of the TD Ameritrade board and TD Bank, and against Schwab for aiding and abetting such breaches, the allegation being that the amendment of the IDA agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and on April 29, 2021, the defendants filed motions to dismiss the amended complaint. On March 25, 2022, the parties filed a joint stipulation proposing a settlement of the lawsuit on a class basis. On September 21, 2022, the court entered final judgment and approved the terms of the settlement, under which Schwab will pay an immaterial amount on behalf of the former TD Ameritrade officer and director defendants pursuant to indemnification obligations.

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Plaintiffs filed a motion for class certification on April 30, 2021, and in a decision on October 27, 2021, the court denied the motion and held that certification of a class action is inappropriate. Plaintiffs sought review of the order denying class certification by the Ninth Circuit Court of Appeals, which was denied. On September 23, 2022, plaintiffs filed a renewed motion for class action.

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. On September 14, 2018, the District Court granted plaintiffs’ motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff renewed his motion for class certification, which the District Court granted on September 20, 2022. On October 26, 2022, the U.S. Court of Appeals, 8th Circuit, granted defendants’ petition for an immediate appeal of the District Court’s ruling.

10.    Exit and Other Related Liabilities

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the first nine months of 2022. Based on our current integration plans and expanded scope of technology work, the Company now expects to complete most client conversions across multiple groups over the course of 2023, with certain client groups to be completed in early 2024.

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

Inclusive of costs recognized through September 30, 2022, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $500 million to $700 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During each of the three months ended September 30, 2022 and 2021, the Company recognized $9 million of acquisition-related exit costs. During the nine months ended September 30, 2022 and 2021, the Company recognized $29 million and $99 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 12 to 24 months; some costs are expected to be incurred after client conversion. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the Company’s exit and other related liabilities as of September 30, 2022 and activity for the nine months ended September 30, 2022:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2021 (1)	$28	$7	$35
Amounts recognized in expense (2)	18	5	23
Costs paid or otherwise settled	(11)	(3)	(14)
Balance at September 30, 2022 (1)	$35	$9	$44
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are primarily included in compensation and benefits on the condensed consolidated statements of income.

The following table summarizes the exit and other related costs recognized in expense for the three and nine months ended September 30, 2022:

	Investor Services			Advisor Services
Three Months Ended September 30	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$5	$—	$5	$1	$—	$1	$6
Occupancy and equipment	—	2	2	—	1	1	3
Total	$5	$2	$7	$1	$1	$2	$9

	Investor Services			Advisor Services
Nine Months Ended September 30	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$18	$—	$18	$5	$—	$5	$23
Occupancy and equipment	—	4	4	—	2	2	6
Total	$18	$4	$22	$5	$2	$7	$29
(1) Costs related to facility closures. These costs, which are comprised of accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased properties.

The following table summarizes the exit and other related costs recognized in expense for the three and nine months ended September 30, 2021:

	Investor Services			Advisor Services
Three Months Ended September 30	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$6	$—	$6	$1	$—	$1	$7
Occupancy and equipment	—	2	2	—	—	—	2
Total	$6	$2	$8	$1	$—	$1	$9

	Investor Services			Advisor Services
Nine Months Ended September 30	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$63	$—	$63	$16	$—	$16	$79
Occupancy and equipment	—	15	15	—	3	3	18
Professional services	—	1	1	—	—	—	1
Other	—	1	1	—	—	—	1
Total	$63	$17	$80	$16	$3	$19	$99
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased properties.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the exit and other related costs incurred from October 6, 2020 through September 30, 2022:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$222	$—	$222	$60	$—	$60	$282
Occupancy and equipment	—	28	28	—	7	7	35
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$222	$33	$255	$60	$8	$68	$323
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

11.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of September 30, 2022 and December 31, 2021 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $514 million and $566 million at September 30, 2022 and December 31, 2021, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2022
Assets
Resale agreements (1)	$13,644	$—	$13,644	$—	$(13,644)	(2)	$—
Securities borrowed (3)	535	—	535	(99)	(420)		16
Total	$14,179	$—	$14,179	$(99)	$(14,064)		$16
Liabilities
Securities loaned (4,5)	$5,084	$—	$5,084	$(99)	$(4,406)		$579
Total	$5,084	$—	$5,084	$(99)	$(4,406)		$579

December 31, 2021
Assets
Resale agreements (1)	$13,096	$—	$13,096	$—	$(13,096)	(2)	$—
Securities borrowed (3)	582	—	582	(383)	(195)		4
Total	$13,678	$—	$13,678	$(383)	$(13,291)		$4
Liabilities
Securities loaned (4,5)	$7,158	$—	$7,158	$(383)	$(6,015)		$760
Secured short-term borrowings (6)	1,850	—	1,850	—	(1,850)		—
Total	$9,008	$—	$9,008	$(383)	$(7,865)		$760
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At September 30, 2022 and December 31, 2021, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.8 billion and $13.4 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2022 and December 31, 2021.
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

	September 30, 2022	December 31, 2021
Fair value of client securities available to be pledged	$98,176	$120,306
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$16,427	$16,829
Fulfillment of client short sales	4,606	5,934
Securities lending to other broker-dealers	4,306	6,269
Collateral for short-term borrowings	—	2,390
Total collateral pledged to third parties	$25,339	$31,422
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $192 million as of September 30, 2022 and $118 million as of December 31, 2021.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2021 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2022 or December 31, 2021.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

September 30, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$16,825	$—	$—	$16,825
Commercial paper	—	287	—	287
Total cash equivalents	16,825	287	—	17,112
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	350	—	350
U.S. Government securities	—	24,622	—	24,622
Total investments segregated and on deposit for regulatory purposes	—	24,972	—	24,972
Available for sale securities:
U.S. agency mortgage-backed securities	—	163,005	—	163,005
U.S. Treasury securities	—	40,346	—	40,346
Asset-backed securities	—	14,820	—	14,820
Corporate debt securities	—	13,007	—	13,007
U.S. state and municipal securities	—	662	—	662
Non-agency commercial mortgage-backed securities	—	777	—	777
Certificates of deposit	—	2,524	—	2,524
Foreign government agency securities	—	1,064	—	1,064
Other	—	312	—	312
Total available for sale securities	—	236,517	—	236,517
Other assets:
Equity, corporate debt, and other securities	665	57	—	722
Mutual funds and ETFs	518	—	—	518
State and municipal debt obligations	—	9	—	9
U.S. Government securities	—	25	—	25
Total other assets	1,183	91	—	1,274
Total assets	$18,008	$261,867	$—	$279,875
Accrued expenses and other liabilities	$1,073	$42	$—	$1,115
Total liabilities	$1,073	$42	$—	$1,115

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$29,374	$29,374	$—	$—	$29,374
Cash and investments segregated and on deposit for regulatory purposes	19,115	5,488	13,627	—	19,115
Receivables from brokerage clients — net	73,848	—	73,848	—	73,848
Held to maturity securities:
U.S. agency mortgage-backed securities	96,323	—	81,158	—	81,158
Total held to maturity securities	96,323	—	81,158	—	81,158
Bank loans — net:
First Mortgages	24,652	—	21,694	—	21,694
HELOCs	606	—	670	—	670
Pledged asset lines	14,940	—	14,940	—	14,940
Other	181	—	181	—	181
Total bank loans — net	40,379	—	37,485	—	37,485
Other assets	3,121	—	3,121	—	3,121
Liabilities
Bank deposits	$395,715	$—	$395,715	$—	$395,715
Payables to brokerage clients	110,012	—	110,012	—	110,012
Accrued expenses and other liabilities	6,487	—	6,487	—	6,487
Short-term borrowings	500	—	500	—	500
Long-term debt	20,768	—	18,864	—	18,864

December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$51,256	$51,256	$—	$—	$51,256
Cash and investments segregated and on deposit for regulatory purposes	17,246	4,151	13,095	—	17,246
Receivables from brokerage clients — net	90,560	—	90,560	—	90,560
Bank loans — net:
First Mortgages	21,077	—	21,027	—	21,027
HELOCs	646	—	668	—	668
Pledged asset lines	12,709	—	12,709	—	12,709
Other	204	—	204	—	204
Total bank loans — net	34,636	—	34,608	—	34,608
Other assets	3,561	—	3,561	—	3,561
Liabilities
Bank deposits	$443,778	$—	$443,778	$—	$443,778
Payables to brokerage clients	125,671	—	125,671	—	125,671
Accrued expenses and other liabilities	8,327	—	8,327	—	8,327
Short-term borrowings	4,855	—	4,855	—	4,855
Long-term debt	18,820	—	19,383	—	19,383

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
13.    Stockholders’ Equity and Mandatorily Redeemable Preferred Stock

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

On July 27, 2022, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization of up to $4.0 billion of common stock and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The new share repurchase authorization does not have an expiration date. On August 1, 2022, CSC purchased, directly from an affiliate of TD Bank, 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s new share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022. CSC repurchased an additional $500 million of common stock under the new authorization during the three months ended September 30, 2022. There were no repurchases of CSC’s common stock under the terminated authorization during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, $13.5 billion remained on the new authorization.

On August 1, 2022, an affiliate of TD Bank executed a permitted outside transfer, as defined in the certificate of incorporation, of 13 million shares of CSC nonvoting common stock. Shares of nonvoting common stock transferred in a permitted outside transfer are automatically converted to shares of common stock.

Subsequent to September 30, 2022, on October 20, 2022, the Company announced that it will redeem on December 1, 2022 all of the 6,000 outstanding shares of its fixed-to-floating rate non-cumulative perpetual preferred stock, Series E, and the corresponding
600,000 depositary shares, each representing a 1/100th interest in a share of the Series E preferred stock. The depositary shares will be redeemed at a redemption price of $1,000 per depositary share for a total of $600 million. The redemption price does not include the regular quarterly dividend that was declared on October 26, 2022 and will be paid separately on December 1, 2022.

Mandatorily Redeemable Preferred Stock

On November 1, 2022, the Company redeemed all of the 400,000 outstanding shares of its fixed-to-floating rate non-cumulative perpetual preferred stock, Series A at a redemption price of $1,000 per share for a total of $400 million. The redemption price does not include the regular quarterly dividend that was declared on September 30, 2022 at a rate of 7.602% and paid separately on November 1, 2022. The Company notified stockholders of its redemption of the Series A preferred stock on September 22, 2022, upon which it met the definition of a mandatorily redeemable financial instrument and the criteria for liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity. The Series A preferred stock fair value of $400 million is included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2022. The difference between the total redemption price and the prior carrying value of the Series A preferred stock resulted in a $3 million deemed dividend that was included in the calculation of EPS.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2022	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	September 30, 2022 (1)	December 31, 2021 (1)		September 30, 2022	December 31, 2021	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A (2)	—	400,000	—	—	397	01/26/12	—	02/01/22	02/01/22	3M LIBOR	4.820%
Series E (3)	6,000	6,000	100,000	591	591	10/31/16	6.397%	03/01/22	03/01/22	3M LIBOR	3.315%
Series F	5,000	5,000	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G (4)	25,000	25,000	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (5)	25,000	25,000	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (4)	22,500	22,500	100,000	2,222	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (6)	7,500	—	100,000	740	—	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,441,000	1,833,500		$10,297	$9,954
(1) Represented by depositary shares, except for Series A.
(2) Subsequent to September 30, 2022, Series A was redeemed on November 1, 2022. The Series A preferred stock fair value is included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2022.
(3) Subsequent to September 30, 2022, the Company announced the redemption of Series E effective December 1, 2022.
(4) The dividend rate for Series G and Series I resets on each five-year anniversary from the first reset date.
(5) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(6) The dividend rate for Series K resets on each five-year anniversary beginning on June 1, 2027 based on a five-year Treasury rate, representing the average of the yields on actively traded U.S. Treasury securities adjusted to constant maturity for five-year maturities. Series K is only redeemable on dividend payment dates on or after the first reset date.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series A (1)	$7.7	$19.43	$—	$—	$18.9	$47.73	$14.0	$35.00
Series C (2)	—	—	—	—	—	—	18.0	30.00
Series D	11.2	14.88	11.2	14.88	33.5	44.64	33.5	44.64
Series E	7.4	1,251.05	13.8	2,312.50	27.2	4,544.37	27.7	4,625.00
Series F	—	—	—	—	12.5	2,500.00	12.5	2,500.00
Series G	33.6	1,343.75	33.6	1,343.75	100.8	4,031.25	100.8	4,031.25
Series H	25.0	1,000.00	25.0	1,000.00	75.0	3,000.00	72.2	2,888.89
Series I (3)	22.5	1,000.00	22.5	1,000.00	67.5	3,000.00	40.7	1,811.11
Series J (4)	6.7	11.13	6.8	11.13	20.1	33.39	11.3	18.67
Series K (5)	9.3	1,250.00	—	—	18.4	2,458.33	—	—
Total	$123.4		$112.9		$373.9		$330.7
(1) Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(2) Series C was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(3) Series I was issued on March 18, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(4) Series J was issued on March 30, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(5) Series K was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend was paid on June 1, 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Accumulated Other Comprehensive Income
AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at June 30, 2021	$2,408
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(364)	(1,155)
Balance at September 30, 2021	$1,253

Balance at June 30, 2022	$(16,022)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(2,286)	(7,207)
Other reclassifications included in other revenue, net of tax expense (benefit) of $4	12
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $18	65
Balance at September 30, 2022	$(23,152)

Total AOCI
Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(1,289)	(4,131)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(4)	(10)
Balance at September 30, 2021	$1,253

Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(7,027)	(22,272)
Net unrealized loss on securities transferred to held to maturity, net of tax expense (benefit) of $579 (1)	1,850
Other reclassifications included in other revenue, net of tax expense (benefit) of $—	(1)
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax expense (benefit) of $(579) (1)	(1,850)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $67	230
Balance at September 30, 2022	$(23,152)
(1) In January 2022, the Company transferred a portion of its AFS securities to the HTM category. See Note 4 for additional discussion on the transfer of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Earnings Per Common Share

For the three and nine months ended September 30, 2022 and 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. For further details surrounding the EPS computation, see Note 25 in the 2021 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,956	$64	$1,462	$64	$5,014	$201	$4,096	$179
Preferred stock dividends and other (1)	(132)	(4)	(115)	(5)	(385)	(16)	(349)	(15)
Net income available to common stockholders	$1,824	$60	$1,347	$59	$4,629	$185	$3,747	$164
Denominator
Weighted-average common shares outstanding — basic	1,827	60	1,809	79	1,819	73	1,806	79
Basic earnings per share	$1.00	$1.00	$.74	$.74	$2.54	$2.54	$2.07	$2.07
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,824	$60	$1,347	$59	$4,629	$185	$3,747	$164
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	60	—	59	—	185	—	164	—
Allocation of net income available to common stockholders:	$1,884	$60	$1,406	$59	$4,814	$185	$3,911	$164
Denominator
Weighted-average common shares outstanding — basic	1,827	60	1,809	79	1,819	73	1,806	79
Conversion of nonvoting shares to voting shares	60	—	79	—	73	—	79	—
Common stock equivalent shares related to stock incentive plans	8	—	10	—	9	—	10	—
Weighted-average common shares outstanding — diluted (2)	1,895	60	1,898	79	1,901	73	1,895	79
Diluted earnings per share	$.99	$.99	$.74	$.74	$2.53	$2.53	$2.06	$2.06
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 13 million and 15 million for the three and nine months ended September 30, 2022 and 2021, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Regulatory Requirements

At September 30, 2022, CSC and CSB met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$30,828	21.2%	N/A		$6,544	4.5%
Tier 1 Risk-Based Capital	41,125	28.3%	N/A		8,725	6.0%
Total Risk-Based Capital	41,182	28.3%	N/A		11,633	8.0%
Tier 1 Leverage	41,125	6.8%	N/A		24,022	4.0%
Supplementary Leverage Ratio	41,125	6.8%	N/A		18,142	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$30,468	29.4%	$6,739	6.5%	$4,665	4.5%
Tier 1 Risk-Based Capital	30,468	29.4%	8,294	8.0%	6,220	6.0%
Total Risk-Based Capital	30,519	29.4%	10,367	10.0%	8,294	8.0%
Tier 1 Leverage	30,468	7.6%	20,148	5.0%	16,119	4.0%
Supplementary Leverage Ratio	30,468	7.5%	N/A		12,185	3.0%

December 31, 2021
CSC
Common Equity Tier 1 Risk-Based Capital	$27,967	19.7%	N/A		$6,389	4.5%
Tier 1 Risk-Based Capital	37,921	26.7%	N/A		8,518	6.0%
Total Risk-Based Capital	37,950	26.7%	N/A		11,358	8.0%
Tier 1 Leverage	37,921	6.2%	N/A		24,346	4.0%
Supplementary Leverage Ratio	37,921	6.2%	N/A		18,434	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,014	26.8%	$6,787	6.5%	$4,698	4.5%
Tier 1 Risk-Based Capital	28,014	26.8%	8,353	8.0%	6,265	6.0%
Total Risk-Based Capital	28,033	26.8%	10,441	10.0%	8,353	8.0%
Tier 1 Leverage	28,014	7.1%	19,790	5.0%	15,832	4.0%
Supplementary Leverage Ratio	28,014	7.0%	N/A		12,016	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of September 30, 2022, CSC was subject to a stress capital buffer of 2.5%. In June 2022, CSC received its 2022 stress capital buffer requirement from the Federal Reserve of 2.5%, which became effective beginning October 1, 2022. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2022, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2022, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2022 that management believes have changed CSB’s capital category.

At September 30, 2022, the balance sheets of Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $33.5 billion and $14.2 billion, respectively. Based on their regulatory capital ratios, at September 30, 2022, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	September 30, 2022	December 31, 2021
CS&Co
Net capital	$4,787	$5,231
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	894	941
Net capital in excess of required net capital	$3,893	$4,290
TDAC
Net capital	$5,241	$5,337
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	739	1,007
Net capital in excess of required net capital	$4,502	$4,330
TD Ameritrade, Inc.
Net capital	$837	$711
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$837	$711

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at September 30, 2022. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021
Net Revenues
Net interest revenue	$2,143	$1,530	$783	$500	$2,926	$2,030
Asset management and administration fees	755	805	292	296	1,047	1,101
Trading revenue	800	873	130	91	930	964
Bank deposit account fees	263	239	150	84	413	323
Other	151	114	33	38	184	152
Total net revenues	4,112	3,561	1,388	1,009	5,500	4,570
Expenses Excluding Interest	2,117	1,956	706	603	2,823	2,559
Income before taxes on income	$1,995	$1,605	$682	$406	$2,677	$2,011

	Investor Services		Advisor Services		Total
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021
Net Revenues
Net interest revenue	$5,551	$4,462	$2,102	$1,426	$7,653	$5,888
Asset management and administration fees	2,299	2,316	868	848	3,167	3,164
Trading revenue	2,407	2,831	371	304	2,778	3,135
Bank deposit account fees	690	742	369	269	1,059	1,011
Other	465	462	143	152	608	614
Total net revenues	11,412	10,813	3,853	2,999	15,265	13,812
Expenses Excluding Interest	6,359	6,253	2,116	1,869	8,475	8,122
Income before taxes on income	$5,053	$4,560	$1,737	$1,130	$6,790	$5,690

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first nine months of 2022, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2021 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 30, 2019, CSC publicly announced that its Board of Directors authorized the repurchase of up to $4.0 billion of common stock (2019 Repurchase Program). There were no share repurchases under the 2019 Repurchase Program during the third quarter of 2022. On July 27, 2022, CSC publicly announced that its Board of Directors terminated the 2019 Repurchase Program and replaced it with a new authorization to repurchase up to $15.0 billion of common stock (2022 Repurchase Program). The 2022 Repurchase Program does not have an expiration date. See also Part I – Item 1 – Note 13.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2022 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the 2022 Repurchase Program
July:
2022 Repurchase Program	—	$—	—	$15,000
Employee transactions (1)	34	$63.11	N/A	N/A
August:
2022 Repurchase Program	15,031	$66.53	15,031	$14,000
Employee transactions (1)	4	$68.59	N/A	N/A
September:
2022 Repurchase Program	6,918	$72.26	6,918	$13,500
Employee transactions (1)	71	$71.88	N/A	N/A
Total:
2022 Repurchase Program	21,949	$68.33	21,949	$13,500
Employee transactions (1)	109	$69.01	N/A	N/A
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

3.28
Certificate of Elimination of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated November 1, 2022, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 8, 2022	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer