Form 10-K
period 2022-12-31
SCHWAB CHARLES CORP
filed 2023-02-24
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the ﬁling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was $107.7 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of January 31, 2023, 1,791,448,377 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 18, 2023, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2022

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.     Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company. CSC engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2022, Schwab had $7.05 trillion in client assets, 33.8 million active brokerage accounts, 2.4 million corporate retirement plan participants, and 1.7 million banking accounts.

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

Effective January 1, 2021, CSC changed the designation of its corporate headquarters from San Francisco, California to Westlake, Texas. The Company maintains a nationwide presence across a network of branches and operations centers, as well as several international locations, and our Westlake location provides a centrally located hub for the Company.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $60 trillion, which means the Company’s $7.05 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

THE CHARLES SCHWAB CORPORATION

Within Investor Services, our competition in serving individual investors spans brokerage, wealth management, and asset management firms, as well as banks, trust companies, financial technology companies, and retirement service providers. In the Advisor Services arena, we compete with institutional custodians, wirehouses, regional and independent broker-dealers, banks, and trust companies.

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

Business and Asset Acquisitions

Acquisition of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending; and futures and foreign exchange trade execution services. TD Ameritrade serves individual retail investors and RIAs predominantly through the Internet, a national branch network, and relationships with RIAs. TD Ameritrade’s sources of net revenues primarily consist of trading revenue, net interest revenue, bank deposit account fees, and asset management and administration fees.

•TDA’s trading revenue includes commissions earned on trades of certain securities and derivatives, as well as order flow revenue.
•TDA’s net interest revenue is primarily generated through margin lending, securities lending, and segregated and operating cash and investments. Interest-bearing liabilities primarily consist of payables to brokerage clients and short-term borrowings.
•Bank deposit account fees are earned primarily through an insured deposit account agreement with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions) described below.
•TDA’s asset management and administration fees includes revenue earned on client assets invested in money market funds, other mutual funds, and certain investment programs. Asset management and administration fees also include referral and asset-based program fees on client assets managed by independent RIAs utilizing TDA’s trading and investing platforms.

Integration Overview

The acquisition of TD Ameritrade supports the Company’s ongoing efforts to enhance the client experience, to provide deeper resources for individual investors and RIAs including more robust trading capabilities, and to continue to improve our operating efficiency. At the time the acquisition closed, TDA had approximately $1.6 trillion in client assets and approximately 14.5 million brokerage accounts. We continue to combine the respective strengths of Schwab and TD Ameritrade and invest in enhanced client experience capabilities to further our financial success for the benefit of clients, employees, and stockholders.

Based on our current integration plans, the Company expects to complete most client transitions from TD Ameritrade to Schwab across multiple groups over the course of 2023, with the transition of a small client group in the first half of 2024. The first transition of client accounts was completed in February 2023. The Company has made significant progress in its efforts to reduce overlapping or redundant roles across the two firms and has largely completed the rationalization of CS&Co and TD Ameritrade,

THE CHARLES SCHWAB CORPORATION

Inc. branch locations. Integration activities such as preparation for client transitions and selective role reductions are expected to continue through the remaining integration process. CS&Co, as well as TD Ameritrade, Inc. and TDAC, will continue to operate as separate broker-dealers to serve their respective clients while integration work continues.

The Company is generally adopting Schwab platforms and systems, though we’re leveraging certain material advantages in TD Ameritrade’s platforms, as exemplified by our retention of TD Ameritrade’s thinkorswim® and thinkpipes® trading platforms, education, and tools into our offerings for retail and RIA clients. We are also retaining TD Ameritrade Institutional’s customizable portfolio rebalancing solution, iRebal®, as part of our offering for independent advisor clients.

IDA Agreement

Concurrently with the execution of the Agreement and Plan of Merger, dated as of November 24, 2019, as amended (the Merger Agreement), CSC entered into an amended and restated insured deposit account agreement with the TD Depository Institutions (the IDA agreement). In accordance with the IDA agreement, which became effective October 6, 2020, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions was reduced, relative to TD Ameritrade’s agreement prior to acquisition, by 40%, from 25 basis points to 15 basis points for the life of the agreement, which applies across all designated fixed and floating IDA balances.

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

During 2020, the Company completed its acquisition of technology and intellectual property of Motif, a financial technology company. The Motif assets are helping us build on our existing capabilities and helped accelerate our development of thematic and direct index investing for Schwab’s retail investors and RIA clients. Also during 2020, the Company completed its acquisition of Wasmer, Schroeder & Company, LLC (Wasmer Schroeder), which added established strategies and new separately managed account offerings to our fixed income lineup.

Products and Services

Schwab offers a broad range of products and services through intuitive end-to-end solutions, including robust digital capabilities, to address our clients’ varying investment and financial needs. Examples of these offerings include the following:

•Brokerage – an array of full-feature brokerage accounts with equity and fixed income trading, margin lending, options trading, futures and forex trading, and cash management capabilities including certificates of deposit;
•Mutual funds – third-party mutual funds through the Mutual Fund Marketplace®, including no-transaction-fee (NTF) mutual funds through the Mutual Fund OneSource® service, which also includes proprietary mutual funds, plus mutual fund trading and clearing services to broker-dealers;
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

THE CHARLES SCHWAB CORPORATION

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

Investor Services

Charles Schwab initially founded the Company nearly 50 years ago to provide individual investors with access to the financial markets at a highly competitive cost. The Company has expanded offerings over time in response to client needs, aiming to provide a compelling and often disruptive solution in the marketplace. The Investor Services segment includes the following business units: Retail Investor; Workplace Financial Services, which includes Stock Plan Services, Retirement Plan Services, and Designated Brokerage Services (formerly included in the Compliance Solutions business unit, a portion of which was sold to a third-party in 2022); Mutual Fund Clearing Services; and Off-Platform Sales.

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

Our advisory solutions span a broad range of discretionary and non-discretionary choices, with minimum investments starting as low as $5,000, making it accessible to a broad set of investors. Our premier advisory solution, Schwab Wealth Advisory™ (formerly known as Schwab Private Client™), features a personal advice relationship with a dedicated Wealth Advisor, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution. We also offer referrals to an independent RIA in the Schwab Advisor Network®. These RIAs provide personalized portfolio management, financial planning, and wealth management solutions. For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, Schwab offers several alternatives. We provide investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios™ and the Windhaven Investment Management Strategies®, or equity securities and ETFs through the ThomasPartners Investment Management® Strategies. Through our acquisition of Wasmer Schroeder in 2020, more than 20 fixed income strategies and separately managed account offerings have been made available to retail clients beginning in 2021, including two positive impact strategies and a multi-sector income strategy. The positive impact strategies utilize socially responsible investing, or a general investing strategy that considers not only traditional measures of risk and return, but environmental, social, and corporate governance (ESG) factors as well. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account™ program. Schwab Intelligent Portfolios®, available since 2015, is for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. Schwab Intelligent Portfolios Premium®, a hybrid advisory service, offers clients an advisory service which combines unlimited guidance provided by a CERTIFIED FINANCIAL PLANNER™ and our robo-advice technology to make financial and investment planning more accessible to investors. Schwab Intelligent Income® is a low-cost solution designed to offer a simple, modern way to generate income from existing investment portfolios.

Further, given our belief in the importance of financial planning, we offer a broad set of planning capabilities addressing a variety of planning needs. Our solutions include simple, free digital retirement calculators, our complimentary digital Schwab Plan™ available to all Schwab clients, as well as more complex planning solutions that are delivered by a Schwab representative who takes into account a client’s personal and financial goals to build a tailored financial plan.

To meet the specific needs of trading clients, Schwab offers integrated web-, mobile-, and software-based trading platforms, real-time market data, options trading, premium research, and multi-channel access, as well as sophisticated account and trade management features, risk management tools, and dedicated service support. For example, clients that trade more actively can

THE CHARLES SCHWAB CORPORATION

use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists, and integrated product offerings. TD Ameritrade offers clients the robust thinkorswim® suite of trading platforms designed for the specialized needs of trading clients, content to help clients build knowledge through multiple education options, financial news programming and market insights, in-platform chat functionality that allows trading clients to share ideas, and a full complement of trading products that includes futures and forex.

For U.S. clients wishing to invest in foreign equities, Schwab offers a suite of global investing capabilities, including online access to certain foreign equity markets with the ability to trade in their local currencies. In addition, Schwab serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities.

We also offer clients a range of self-service education and support tools, providing quick and efficient access to a broad lineup of information, research, tools, and administrative services, which clients can access according to their needs. Educational tools include online and in-person workshops, live and on-demand webcasts, podcasts, interactive courses, and online information about investing. In 2022, we re-launched in-person events to engage with retail and institutional clients after maintaining virtual events during the unprecedented environment seen in 2020 and 2021. Additionally, we provide various online research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of analysis tools available to clients, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers stocks of approximately 4,000 foreign companies. Another example of expanding access to investing includes Schwab Stock Slices™, a service which enables investors to purchase a single stock slice, or up to 30 different stock slices at once, from the S&P 500®, commission-free through our online channels.

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

Retirement Plan Services offers a bundled 401(k) retirement plan product that provides retirement plan sponsors with extensive investment options, trustee or custodial services, and participant-level recordkeeping. Retirement plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In addition to an open architecture investment platform, we offer access to low cost index mutual funds and ETFs. Individuals investing for retirement through 401(k) plans can take advantage of bundled offerings of multiple investment choices, education, and third-party advice. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates. Services also include support for Roth 401(k) accounts, profit sharing, defined benefit plans, non-qualified plans, and Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans administered by Retirement Business Services within our Advisor Services segment.

Lastly, Mutual Fund Clearing Services provides open-end mutual fund trading, settlement, and related transactional services to banks, brokerage firms, and trust companies, and Off-Platform Sales offers proprietary mutual funds, ETFs, and collective trust funds (CTFs) outside the Company and not on the Schwab platform. They are included within the Investor Services segment given their leveraging of the products and services offered to individual investors.

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

THE CHARLES SCHWAB CORPORATION

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

For RIAs on the TD Ameritrade Institutional platform, TD Ameritrade’s thinkpipes® trading platform offers a multitude of features, including real-time charting and efficient trading and allocation. The Company is working to integrate thinkpipes into its ongoing offerings as well as TD Ameritrade Institutional’s customizable portfolio rebalancing solution, iRebal®, as part of our offering for RIA clients.

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

Sources of Net Revenues

Schwab’s largest sources of net revenues are net interest revenue, asset management and administration fees, trading revenue, and bank deposit account fees. These revenue streams are supported by the combination of our bank, broker-dealer, and asset management operating subsidiaries, each of which brings specific capabilities that enable us to provide clients with the products and services they are seeking.

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

Asset management and administration fees are primarily earned from proprietary money market mutual funds, proprietary and third-party mutual funds and ETFs, and fee-based advisory solutions.

Trading revenue includes commissions earned for executing trades for clients in certain individual equities, options, futures, fixed income securities, and certain third-party mutual funds and ETFs; order flow revenue; and principal transaction revenue earned primarily from actions to support client trading in fixed income securities.

THE CHARLES SCHWAB CORPORATION

Bank deposit account fees are primarily recognized pursuant to the Company’s IDA agreement with the TD Depository Institutions. Under this agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions for bank deposit account fees.

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

Holding Company and Bank Regulation

CSC is a savings and loan holding company and is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (Federal Reserve). On March 16, 2021, CSC’s declaration electing to be treated as a Financial Holding Company (FHC) was deemed effective by the Federal Reserve. In addition to the activities that a savings and loan holding company that has not elected to be treated as an FHC is permitted to conduct, the Company may now also engage in activities that are financial in nature or incidental to a financial activity (FHC Activities), including underwriting, dealing and making markets in securities, various insurance underwriting activities, and making merchant banking investments in non-financial companies.

The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible FHC Activities if the FHC or any of its depository institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements that the FHC and each of its depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” If the Federal Reserve finds that an FHC fails to meet these requirements, the FHC and its subsidiaries may not commence any new FHC Activity, either de novo or through an acquisition, without prior Federal Reserve approval. The Federal Reserve may also impose any additional limitations or conditions on the conduct or activities of the FHC or any of its subsidiaries as it deems appropriate. If the FHC still fails to satisfy the applicable eligibility requirements 180 days after the Federal Reserve’s finding, the agency may require divestiture of all of the FHC’s depository institution subsidiaries or, alternatively, the FHC may elect to cease all of its FHC Activities. In addition, if any depository institution controlled by an FHC fails to maintain at least a “Satisfactory” rating under the Community Reinvestment Act of 1977 (CRA), the FHC and its subsidiaries are prohibited from engaging in additional FHC Activities. As a result of our election to be treated as an FHC and the election of our depository institution subsidiaries to be deemed savings associations under the Home Owners’ Loan Act (HOLA), a statutory prohibition limits those subsidiaries from making loans or other extensions of credit to any affiliate unless that affiliate engages, directly or indirectly, only in activities permissible under section 4(c) of the Bank Holding Company Act (BHC Act).

CSC’s three depository institution subsidiaries are CSB, CSC’s principal depository institution subsidiary, Charles Schwab Premier Bank, SSB (CSPB), and Trust Bank. On March 20, 2020, CSB and CSPB converted from federal savings associations headquartered in Henderson, Nevada to Texas-chartered savings banks headquartered in Westlake, Texas. Trust Bank is a Nevada-chartered savings bank. Effective September 30, 2022, Trust Bank relocated its main office to Westlake, Texas and became a member of the Federal Reserve system. CSB and CSPB are currently regulated, supervised, and examined by the Federal Reserve, the Texas Department of Savings and Mortgage Lending (TDSML), the Consumer Financial Protection Bureau (CFPB), and the Federal Deposit Insurance Corporation (FDIC). Trust Bank is currently regulated, supervised, and examined by the Federal Reserve, the Nevada Financial Institutions Division, the CFPB, and the FDIC. CSC, CSB, CSPB, and Trust Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

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

THE CHARLES SCHWAB CORPORATION

The banking regulators have established four risk-based categories for determining the regulatory capital and liquidity requirements applicable to large U.S. banking organizations with $100 billion or more in total consolidated assets based on their total assets, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. CSC is generally subject to the requirements under Category III based on its total consolidated assets of between $250 billion and less than $700 billion and having less than $75 billion in cross-jurisdictional activity. If the average of our total consolidated assets for the four most recent calendar quarters is $700 billion or more, or the average of our cross-jurisdictional activity for the four most recent calendar quarters is $75 billion or more, we will move into Category II. As of December 31, 2022, CSC had total consolidated assets of approximately $552 billion and cross-jurisdictional activity of approximately $29 billion.

Capital requirements for Category III banking organizations include the generally applicable risk-based capital and Tier 1 leverage ratio requirements (the “standardized approach” framework), the minimum 3.0% supplementary leverage ratio, the countercyclical capital buffer, which is currently 0%, and the stress capital buffer. As discussed below, starting in 2022, CSC, as a large savings and loan holding company became subject to the stress capital buffer requirement, which applies to risk-based capital ratios (CET1, Tier 1 Capital, and Total Capital). Under the revised capital requirements, Category III organizations are not subject to the “advanced approaches” regulatory capital framework and are permitted to opt out of including accumulated other comprehensive income (AOCI) in their regulatory capital calculations. CSC made this opt out election, and commencing with the first quarter of 2020, excludes AOCI from its regulatory capital. Category II organizations are not permitted to opt out of including AOCI in their regulatory capital calculations and have additional requirements for calculating risk-based capital ratios and risk-weighted assets.

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

Certain banking organizations with trading assets and trading liabilities above certain thresholds or greater than a certain percent of total assets are subject to the Market Risk Rule and must adjust their risk-based capital ratios to reflect a measure of market risk of their trading activities, perform calculations to measure market risk, including back-testing, and make regular quantitative and qualitative public disclosures. CSC recently became subject to the rule and the related Market Risk Rule required disclosures. CSC began incorporating market risk capital for the period ending December 31, 2022. While CSC is now required to make adjustments to its risk-weighted assets related to de minimis positions, those adjustments are not expected to significantly impact our risk-based capital ratios nor have a current impact on CSC’s activities.

Capital Stress Testing

In its final enhanced prudential standards rules, the Federal Reserve revised the capital stress testing regime applicable to savings and loan holding companies and state member banks. Under the Federal Reserve capital stress testing rules, savings and loan holding companies that are Category III banking organizations and state member banks with total consolidated assets over $250 billion are required to disclose the results of company-run stress tests in even-numbered years. In 2022, CSC and CSB

THE CHARLES SCHWAB CORPORATION

conducted company-run stress tests, reported the results of their stress testing to the Federal Reserve, and published a summary of their stress test results.

The Federal Reserve also made Category III savings and loan holding companies subject to an annual supervisory stress testing requirement in which the Federal Reserve conducts its own stress testing analysis to evaluate the ability of a holding company to absorb losses in specified economic and financial conditions over a nine-quarter planning horizon using such analytical techniques as the agency determines are appropriate. This supervisory stress testing requirement went into effect for CSC beginning with the 2022 stress testing cycle.

In January 2021, the Federal Reserve adopted a new rule making savings and loan holding companies with total consolidated assets of $100 billion or more, including CSC, subject to an annual Comprehensive Capital Analysis and Review (CCAR) process, which requires submission of an annual capital plan to the Federal Reserve. The rule also imposes a stress capital buffer requirement, floored at 2.5 percent of risk-weighted assets, that replaced CSC’s 2.5 percent capital conservation buffer. The capital plan requirement became effective for CSC with the 2022 CCAR cycle, and CSC’s initial stress capital buffer requirement was based on its 2022 CCAR stress testing results as described below.

Results of the Federal Reserve’s 2022 Comprehensive Capital Analysis and Review

In June 2022, the Company received the results of the Federal Reserve’s 2022 Comprehensive Capital Analysis and Review. These results included the Federal Reserve’s estimate of CSC’s minimum capital ratios under the supervisory severely adverse scenario for the nine-quarter horizon beginning December 31, 2021 and ending March 31, 2024. Based on these results, CSC’s calculated stress capital buffer was below the 2.5% minimum, resulting in a stress capital buffer at the 2.5% floor. This 2.5% stress capital buffer became applicable on October 1, 2022. See Item 1 – Note 23 for additional information regarding our capital requirements.

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

Source of Strength

The Dodd-Frank Act codified the Federal Reserve’s long-held position that a depository institution holding company must serve as a source of financial strength for its subsidiary depository institutions, the so-called “source of strength doctrine.” In effect, the holding company may be compelled to commit resources to support the subsidiary depository institution in the event the subsidiary is in financial distress.

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. Under this requirement, CSB has been required to file with the FDIC a periodic resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors. In April 2019, the FDIC imposed a moratorium on resolution plan submissions. In January 2021, the FDIC announced that it would resume requiring resolution plan submissions for insured depository institutions with total consolidated assets of $100 billion or more and in June 2021, the FDIC announced a modified resolution plan approach for these insured depository institutions which extends the submission frequency to a three-year cycle, streamlines content requirements, and places enhanced emphasis on engagement with firms. CSB submitted a resolution plan in November 2022.

THE CHARLES SCHWAB CORPORATION

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

FDIC Assessment Rate Increase

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rates by two basis points, beginning with the first quarterly assessment period of 2023. The FDIC has stated that this change is intended to raise the FDIC’s DIF reserve ratio to the minimum threshold within the FDIC’s established DIF restoration plan, and will remain in effect until the DIF reserve ratio meets the FDIC’s long-term goal of 2%. A two basis point increase in the initial base deposit insurance assessment rate may result in an increase, dependent on average asset levels, in regulatory fees and assessments, as well as a corresponding decrease in bank deposit account fee revenue based on IDA balances.

Brokered Deposits

In December 2020, the FDIC adopted amendments to its brokered deposits rule to establish a new framework for determining whether deposits made through arrangements between third parties and depository institutions constitute brokered deposits and more specifically to clarify the circumstances under which broker-dealers that place deposits with depository institutions through brokerage sweep arrangements such as CS&Co and TDAC qualify for the “primary purpose exception” from the definition of a deposit broker. Under the new framework, the FDIC established a new “25 percent” business relationship designated exception where a broker-dealer or other third-party may qualify for the primary purpose exception by filing a notice with the FDIC indicating that less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. The FDIC’s brokered deposit rule amendments became effective on April 1, 2021. Under the new framework, funds swept by our broker-dealer subsidiaries to CSB and Schwab’s other depository institution subsidiaries continue to qualify for the primary purpose exception.

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

Broker-Dealer, Futures Commission Merchant (FCM), Forex Dealer Member (FDM), and Investment Advisor Regulation

Our principal broker-dealer subsidiaries, CS&Co, TD Ameritrade, Inc., and TDAC, are each registered as a broker-dealer with the U.S. Securities and Exchange Commission (SEC or Commission), the fifty states, the District of Columbia, the U.S. Virgin

THE CHARLES SCHWAB CORPORATION

Islands, and the Commonwealth of Puerto Rico. CS&Co, CSIM, and certain of our other subsidiaries are registered as investment advisors with the SEC. Charles Schwab Futures and Forex LLC (CSFF, formerly known as TD Ameritrade Futures & Forex, LLC) is registered as an FCM and FDM with the Commodity Futures Trading Commission (CFTC).

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

Human Capital

We believe that hiring people who share our corporate purpose of helping clients achieve their financial goals is an essential element of executing our “Through Clients’ Eyes” strategy, and we seek to attract, retain, and motivate the talent Schwab needs to successfully serve our clients and grow our business. As of December 31, 2022, Schwab had full-time, part-time, and temporary employees, and persons employed on a contract basis, that represented the equivalent of approximately 35,300 full-time employees.

Schwab offers a compensation package that rewards both employee and company performance. The package encompasses an array of compensation components in addition to base pay including performance-based incentive pay, equity awards, recognition awards, and a range of health and wellness benefits. We also offer benefits and resources designed to help our employees achieve their financial goals, including a 401(k) plan, an employee stock purchase plan, financial planning

THE CHARLES SCHWAB CORPORATION

consultations, and disability and life insurance options. In addition, Schwab offers programs to help with employee career growth including mentorship, development, and leadership programs as well as reimbursement for qualified business-related education and training. We also encourage and empower employees to volunteer in the communities where we live and work, offering paid time off for every employee to volunteer in his or her community.

With COVID-19 restrictions now eased, Schwab completed its return-to-office plan which entails various in-office and remote work options. The Company’s flexible work arrangements are designed to balance the importance our employees place on workplace flexibility with the benefits of in-person interactions to train and learn from one another, build human connections, and maintain Schwab’s culture as we serve our clients.

We know that through workplace diversity, we gain a wider range of perspectives and experiences, which supports our strategy and helps us better serve our clients. We focus on attracting a diversity of talent by maintaining a strong employer brand and expanding where and how we meet prospective employees. We recruit from underrepresented communities through targeted campus recruiting, scholarship programs, and partnerships with professional organizations. For Schwab employees, we support a number of Employee Resource Groups (ERGs) which are employee-driven and provide support, leadership development opportunities, and connection to our diverse marketplace. Our ERGs are made up of employees who share characteristics or life experiences and are committed to enhancing diversity and inclusion at Schwab. Additionally, our leaders are explicitly responsible for creating an environment where all people can do their best work, and for fostering the development of high-performance teams that recognize the value of diverse perspectives, skills, and backgrounds. We regularly request feedback from our employees through surveys.

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

THE CHARLES SCHWAB CORPORATION

policies could also have implications for clients’ allocation to cash; higher or lower client cash balances have an impact on our capital requirements as well as liquidity implications if such changes in allocation are sudden.

A significant change in client cash allocations could negatively impact our income.

We rely heavily on client cash balances to generate revenue. Cash awaiting investment in a portion of our client brokerage accounts is swept to our banking subsidiaries and those bank deposits are then used to extend loans to clients and purchase investment securities. We also sweep a portion of such cash to unconsolidated third-party financial institutions, including pursuant to the IDA agreement, through which we earn bank deposit account fees. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, could reduce our income.

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

Although we believe our net interest revenue will increase in a rising interest rate environment, a rise in interest rates may cause our funding costs to increase if market conditions or the competitive environment induces us to raise our interest rates to avoid losing deposits, or replace deposits with higher cost funding sources without offsetting increases in yields on interest-earning assets which can reduce the benefit to our net interest revenue.

The announced phase-out of the London Interbank Offered Rate (LIBOR) could negatively impact our net interest revenue and will continue to require operational work.

Certain securities in our investment portfolio, the floating rate loans we offered, and a series of our outstanding preferred stock reference LIBOR as the benchmark rate to determine the applicable interest rate, payment amount or floating dividend rates. While we have substantially transitioned our financial models and systems away from LIBOR, in limited circumstances we still use LIBOR. The Federal Reserve adopted a final rule that provides default rules for certain contracts that use LIBOR, with replacement rates based on the Secured Overnight Financing Rate (SOFR). When LIBOR is discontinued as announced, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and the details of any fallback provisions. This could result in different financial performance for previously booked transactions. The calculation of interest rates under the replacement benchmarks could also impact our net interest revenue. LIBOR may also perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain securities in our investment portfolio. In addition, further operational work will be required to transition our legacy loan portfolio to alternate reference rates. See also Part II – Item 7 – Risk Management for additional information regarding the Company’s consideration of the phase-out of LIBOR.

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

THE CHARLES SCHWAB CORPORATION

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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, money market funds, standards of conduct with clients, conflicts of interest, regulatory treatment of deposit accounts, CRA, and market structure reform, including order routing practices and order-related revenues, may directly affect our operations and profitability or our specific business lines. Recently, the SEC has proposed or adopted a number of new rules, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs and could limit our ability to return capital to stockholders. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury and operations functions.

Failure to meet capital adequacy and liquidity guidelines could affect our financial condition.

CSC, together with its banking, broker-dealer, and FCM/FDM subsidiaries, must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of our capital and our internal assessment of our capital needs. The Uniform Net Capital Rule limits the ability of our broker-dealer entities to transfer capital to CSC and other affiliates. New regulatory capital, liquidity, capital planning, and stress testing requirements may limit or otherwise restrict how we utilize our capital, including paying dividends, stock repurchases, and redemptions, and may require us to increase our capital and/or liquidity or to limit our growth. Failure by either CSC or its banking subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on us. In addition, failure by CSC or our banking subsidiaries to maintain a sufficient amount of capital to satisfy their stress capital buffer (CSC) or capital conservation buffer (banking subsidiaries) and countercyclical capital buffer requirements would result in restrictions on our ability to make capital distributions and discretionary cash bonus payments to executive officers. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 Capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets, deleverage or otherwise change our business and/or investment plans, which may adversely affect our financial results. Issuing additional common stock would dilute the ownership of existing stockholders.

In 2022, CSC became subject to the CCAR process, which requires submission of an annual capital plan, and determination of CSC’s stress capital buffer. The plan must include a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted. CSC’s risk-based capital ratios must exceed the regulatory minimum plus the stress capital buffer. The stress capital buffer could make us subject to progressively more stringent constraints on capital actions if we approach our minimum ratios. This could lead to restrictions on our ability to pay or increase dividends or otherwise return capital to stockholders.

If the average of CSC’s total consolidated assets for four consecutive calendar quarters reaches $700 billion, or if the average of cross-jurisdictional activity for four consecutive calendar quarters reaches $75 billion, CSC will become subject to more stringent Category II requirements, including annual stress testing, the advanced approaches framework, and the inability to opt out of including AOCI in regulatory capital calculations. At December 31, 2022, CSC had approximately $552 billion in total assets and cross-jurisdictional activity of approximately $29 billion.

THE CHARLES SCHWAB CORPORATION

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

Litigation and arbitration claims include those brought by our clients and the clients of third-party advisors whose assets are custodied with us. Claims from clients of third-party advisors may allege losses due to investment decisions made by the third-party advisors or the advisors’ misconduct. Litigation claims also include claims from third parties alleging infringement of their intellectual property rights (e.g., patents). Such litigation can require the expenditure of significant company resources. If we were found to have infringed on a third-party patent, or other intellectual property rights, we could incur substantial damages, and in some circumstances could be enjoined from using certain technology, or providing certain products or services.

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

THE CHARLES SCHWAB CORPORATION

guarantee against unauthorized account activity could have a negative impact on our business, financial condition and results of operations.

Technology and operational failures or errors and other operational risks could subject us to losses, litigation, regulatory actions, and reputational damage.

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

While we devote substantial attention and resources to the reliability, capacity and scalability of our systems, we occasionally experience extraordinary trading volumes, which have caused and could cause our computer systems to operate at unacceptably slow speeds or even fail, affecting our ability to process client transactions and potentially resulting in some clients’ orders being executed at prices they did not anticipate. Disruptions in service and slower system response times could result in substantial losses, decreased client satisfaction, reputational damage, and regulatory inquiries. We are also dependent on the integrity and performance of securities exchanges, clearing houses, market makers, dealers, and other intermediaries to which client orders are routed for execution and settlement. System failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices and cancelled orders, cause substantial losses for us and for our clients, and subject us to claims from our clients for damages, and cause reputational harm.

Certain events could increase our client service and processing times due to staffing shortages, remote work or the temporary loss of services from outsourced service providers, such as occurred during the COVID-19 pandemic. We consider service quality to be an important part of the client experience and our failure to meet client expectations could result in decreased client satisfaction.

We take steps to prevent and detect fraud but the ways that fraudulent activity is attempted is continuously evolving. Although we monitor for new types of fraud, there may be a delay in recognizing the fraud is happening. Besides potential losses, shutting down fraudulent activity often requires a balance with client experience. Instances of fraud might negatively impact our reputation and client confidence in the Company, in addition to any direct losses that might result from such instances.

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

THE CHARLES SCHWAB CORPORATION

tools, particularly if we fail to detect the errors over an extended period, could subject us to claims of a breach of fiduciary duty and potentially large liabilities for make-whole payments, litigation, and/or regulatory fines.

We rely on outsourced service providers to perform key functions.

We rely on external service providers to perform certain key technology, cloud infrastructure, processing, servicing, and support functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties, natural disasters, extreme weather, power outage, public health crises, political developments, war, international disputes, or for any other reason, and our inability to make alternative arrangements in a timely manner could disrupt our operations, impact our ability to offer certain products and services, and result in financial losses to us. We temporarily lost the services from some of our outsourced service providers during the COVID-19 pandemic which contributed to increased client service response and processing times. Following Russia’s invasion of Ukraine, we had to replace certain vendor resources which added incremental complexity in our TD Ameritrade conversion work. Switching to an alternative service provider may require a transition period and result in less efficient operations.

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

Maintaining adequate liquidity is crucial to our business operations, including transaction settlement, custody requirements, and lending commitments, among other liquidity needs. We meet our liquidity needs primarily from working capital and cash generated by client activity as well as external financing. Fluctuations in client cash or deposit balances, as well as market conditions or changes in regulatory treatment of client deposits, may affect our ability to meet our liquidity needs. A reduction in our liquidity position could reduce client confidence in us, which could result in the transfer of client assets and accounts, or could cause us to fail to satisfy our liquidity requirements, including the LCR. In addition, if our broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, or if a depository institution subsidiary is unable to obtain regulatory approval, when required, to declare a dividend, regulators could limit the subsidiaries’ ability to upstream funds to CSC or limit their operations, which could reduce CSC’s liquidity and adversely affect its ability to repay debt, pay dividends on CSC’s preferred stock and common stock, repurchase its shares, or redeem its preferred stock. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect our liquidity position include CS&Co and TDAC having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in banking or brokerage client accounts, a dramatic increase in our lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in us resulting in unanticipated withdrawals of client funds. As a member firm of securities and derivatives clearing houses, we are required to deposit cash, stock and/or government securities for margin requirements and to clearing funds. The margin requirements may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility, and member firms like us have been required to deposit additional funds. Clearing houses could also require additional funds from member firms if a clearing member defaults on its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits.

When available cash is not sufficient for our liquidity needs, we may be required to seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC, CS&Co, and TDAC maintain uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities,

THE CHARLES SCHWAB CORPORATION

financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

When short-term interest rates rapidly increase, as they did in 2022, the pace at which clients move certain cash balances out of our sweep features and into higher yielding alternatives generally increases. When these outflows outpace excess cash on hand and cash generated by maturities and paydowns on our investment and loan portfolios, as they recently have, our banking subsidiaries may use temporary supplemental funding, such as advances under Federal Home Loan Bank (FHLB) secured credit facilities, borrowings under repurchase agreements with external financial institutions, and issuances of brokered certificates of deposit, which have higher costs. In addition, to access new FHLB advances or roll over existing advances, our banking subsidiaries must maintain positive tangible capital, as defined by the Federal Housing Finance Agency. Larger unrealized losses on our available for sale (AFS) portfolio due to higher market interest rates could negatively impact our tangible capital.

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

Our bank loans primarily consist of First Mortgages, HELOCs, and PALs. Increases in delinquency and default rates, housing and stock price declines, increases in the unemployment rate, and other economic factors, can result in increases in allowances for credit losses and related credit loss expense, as well as write downs on such loans.

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

THE CHARLES SCHWAB CORPORATION

Risks Related to Our TD Ameritrade Acquisition

We are undertaking one of the largest brokerage account conversions and could experience unanticipated issues.

As part of our TD Ameritrade integration, we plan to transition the TD Ameritrade brokerage accounts to Schwab in multiple transition groups, as well as several TD Ameritrade platforms, while at the same time adding scale. Doing the conversion in multiple transition groups adds complexity, including maintaining appropriate regulatory capital and liquidity. Although we have undertaken extensive planning and testing, the account transitions are complicated and we could experience issues which cause a transition group to be delayed, or negatively impact the client experience. Such issues could impact client retention, integration-related costs, the timing for realizing synergies, our reputation, and compliance with regulatory requirements. In order to support TD Ameritrade clients through the account transitions, some of which will take place over holiday weekends, we are increasing our client service staffing. If we are not able to add and retain sufficient client service staff or retain other employees working on the account transitions, client service may be unacceptable, leading to higher than anticipated client attrition, or account transitions may not be successful.

We may fail to realize the anticipated cost savings and other benefits of the TD Ameritrade acquisition, which could adversely affect the value of our stock.

The success of our TD Ameritrade acquisition will continue to depend, in significant part, on our ability to realize the anticipated cost savings and other benefits from integrating the businesses of Schwab and TD Ameritrade which is subject to certain risks. If we are not able to successfully combine the businesses of Schwab and TD Ameritrade within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or may take longer to realize than expected, the combined business may not perform as expected and the value of our common stock may be adversely affected.

It is possible that the integration process could result in the loss of key Schwab or TD Ameritrade employees, the loss of clients, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

We will need to continue to hire a significant number of technology personnel and contract staff and rely on a number of critical technology vendors in order to complete the integration work relating to technology platforms and systems within the target timeframe. In addition, we may still experience some delays in acquiring the technology and infrastructure components needed for the integration. We have to make certain assumptions for integration planning and subsequent changes to integration plans impact the timing and cost of the integration. For example, as a result of the higher levels of trading volumes that we recently experienced, we had to increase capacity from the original technology build-out plan. Also, following Russia’s invasion of Ukraine, we had to replace certain vendor resources which added incremental complexity in our TD Ameritrade conversion work. In addition, at times the attention of certain members of our management and other resources may be diverted from integration work to critical day-to-day business operations. We may also encounter challenges integrating TD Ameritrade technologies into Schwab platforms. Any of these factors could make timely achievement of integration milestones more challenging, particularly with regard to technology and systems.

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

Under the IDA agreement, we are only permitted to reduce the deposit balances swept to the TD Depository Institutions by a set amount during each 12-month period, subject to certain limitations and adjustments including maintaining a minimum $50 billion IDA sweep balance through June 2031. The bank deposit account fee revenue that we earn related to the IDA agreement may be less than the net interest revenue that we could have earned if the deposit balances were swept to our banking subsidiaries rather than the TD Depository Institutions. When we are permitted to reduce the IDA balances, we can only move the balances to our banking subsidiaries if we have sufficient capital. In addition, in a low rate environment it is possible that the sweep arrangement fee computation could result in a negative amount that we would be required to pay the TD Depository Institutions, resulting in us having an expense rather than revenue.

Item 1B.     Unresolved Staff Comments

None.

THE CHARLES SCHWAB CORPORATION

Item 2.     Properties

As part of our real estate energy management program, Schwab incorporates sustainable practices and procedures to guide our facilities’ design, materials, and building technologies. A summary of Schwab’s significant locations is presented in the following table.

December 31, 2022	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
Westlake, TX	22	795
Service and other office space:
Phoenix, AZ	57	728
Denver, CO	—	767
Omaha, NE	—	578
Austin, TX	—	561
San Francisco, CA	417	—
Southlake, TX	13	375
St. Louis, MO	—	331
Chicago, IL	230	—
Jersey City, NJ	208	—
Indianapolis, IN	—	161
Orlando, FL	159	—
Richfield, OH	—	117
San Diego, CA	111	—
El Paso, TX	—	105

The square footage amounts presented in the table above are net of space that has been subleased to third parties. Our corporate headquarters, data centers, offices, and service centers support both of our segments.

The Company’s acquisition of TD Ameritrade expanded the Company’s branch footprint. As of December 31, 2022, the Company had approximately 400 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore. Substantially all branch offices are located in leased premises.

Item 3.     Legal Proceedings

For a discussion of legal proceedings, see Item 8 – Note 15.

Item 4.     Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2023, was 5,255. The closing market price per share on that date was $77.42.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Standard & Poor’s® 500 Index, and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2017	2018	2019	2020	2021	2022
The Charles Schwab Corporation	$100	$82	$95	$108	$173	$173
Standard & Poor’s 500 Index	$100	$96	$126	$149	$192	$157
Dow Jones U.S. Investment Services Index	$100	$88	$110	$130	$182	$163

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 8 – Note 21 and Part III – Item 12.

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2022 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
October:
Share repurchase program (1)	9,607	$73.44	9,607	$12,794
Employee transactions (2)	15	$70.79	N/A	N/A
November:
Share repurchase program (1)	6,183	$78.27	6,183	$12,310
Employee transactions (2)	461	$79.98	N/A	N/A
December:
Share repurchase program (1)	9,377	$79.39	9,377	$11,565
Employee transactions (2)	30	$79.67	N/A	N/A
Total:
Share repurchase program (1)	25,167	$76.85	25,167	$11,565
Employee transactions (2)	506	$79.69	N/A	N/A
(1) All shares were repurchased under an authorization approved by CSC’s Board of Directors of up to $15.0 billion of common stock publicly announced by CSC on July 27, 2022. The authorization does not have an expiration date. This authorization replaced the previous repurchase authorization publicly announced by CSC on January 30, 2019 of up to $4.0 billion of common stock.
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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value; maintaining our market position; and the impact from adjustments related to the Market Risk Rule (see Business Strategy and Competitive Environment, Products and Services and Regulation in Part I, Item 1);
•Expected benefits from the TD Ameritrade and other completed acquisitions; and expected timing for the TD Ameritrade client transitions (see Business and Asset Acquisitions in Part I, Item 1; Overview – Business and Asset Acquisitions in Part II, Item 7; Business Acquisitions in Part II, Item 8 – Note 3; and Exit and Other Related Liabilities in Part II, Item 8 – Note 16);
•The impact of legal proceedings and regulatory matters (see Legal Proceedings in Part I, Item 3; and Commitments and Contingencies in Part II, Item 8 – Note 15);
•Investments to support growth in our client base (see Overview in Part II, Item 7);
•Cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview – Business and Asset Acquisitions in Part II, Item 7; Results of Operations – Total Expenses Excluding Interest; and Exit and Other Related Liabilities in Part II, Item 8 – Note 16);
•The expected impact of proposed rules (see Current Regulatory Environment and other Developments);
•Net interest revenue; and the adjustment of rates paid on client-related liabilities (see Results of Operations – Net Interest Revenue in Part II, Item 7);
•Capital expenditures (see Results of Operations – Total Expenses Excluding Interest in Part II, Item 7);
•The phase-out of the use of LIBOR (see Risk Management – Expected Phase-out of LIBOR in Part II, Item 7);
•Sources and uses of liquidity, capital, and level of dividends; and Tier 1 Leverage Ratio operating objective (see Liquidity Risk, Capital Management, Regulatory Capital Requirements, and Dividends in Part II, Item 7);
•Capital management; the return of capital to stockholders; and the migration of IDA balances to our balance sheet (see Capital Management – Regulatory Capital Requirements in Part II, Item 7; and Commitments and Contingencies in Part II, Item 8 – Note 15);
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
•The ability to successfully implement integration strategies and plans relating to TD Ameritrade, including client account transitions;
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

Our consolidated financial statements include the results of operations and financial condition of TD Ameritrade beginning on October 6, 2020, as discussed below. Results for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Growth Rate 1-Year 2021-2022	2022	2021	2020
Client Metrics
Net new client assets (in billions) (1)	(21)%	$406.9	$516.2	$1,952.5
Core net new client assets (in billions)	(23)%	$427.7	$558.2	$281.9
Client assets (in billions, at year end)	(13)%	$7,049.8	$8,138.0	$6,691.7
Average client assets (in billions)	(3)%	$7,292.8	$7,493.8	$4,579.0
New brokerage accounts (in thousands) (2)	(45)%	4,044	7,306	18,627
Active brokerage accounts (in thousands, at year end)	2%	33,758	33,165	29,629
Assets receiving ongoing advisory services (in billions, at year end)	(10)%	$3,673.2	$4,064.4	$3,300.1
Client cash as a percentage of client assets (at year end)		12.3%	10.9%	12.3%
Company Financial Information and Metrics
Total net revenues	12%	$20,762	$18,520	$11,691
Total expenses excluding interest	5%	11,374	10,807	7,391
Income before taxes on income	22%	9,388	7,713	4,300
Taxes on income	19%	2,205	1,858	1,001
Net income	23%	$7,183	$5,855	$3,299
Preferred stock dividends and other	11%	548	495	256
Net income available to common stockholders	24%	$6,635	$5,360	$3,043
Earnings per common share — diluted	24%	$3.50	$2.83	$2.12
Net revenue growth from prior year		12%	58%	9%
Pre-tax profit margin		45.2%	41.6%	36.8%
Return on average common stockholders’ equity		18%	11%	9%
Expenses excluding interest as a percentage of average client assets		0.16%	0.14%	0.16%
Consolidated Tier 1 Leverage Ratio (at year end)		7.2%	6.2%	6.3%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)		$10,386	$9,724	$6,759
Adjusted diluted EPS		$3.90	$3.25	$2.45
Return on tangible common equity		42%	22%	15%
(1) 2022 includes outflows of $20.8 billion from certain mutual fund clearing services clients. 2021 includes outflows of $42.0 billion from certain mutual fund clearing services clients. 2020 includes inflows of $1.6 trillion related to the acquisition of TD Ameritrade, $79.9 billion related to the acquisition of the assets of USAA-IMCO, $8.5 billion related to the acquisition of Wasmer Schroeder, and $10.9 billion from a mutual fund clearing services client.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2022 Compared to 2021

Schwab’s 2022 financial results reflected strong performance against a challenging economic backdrop. Our clients faced a very difficult environment throughout the year, encountering inflation and global economic concerns, with Russia’s invasion of Ukraine exacerbating the impact. Equity markets suffered their worst year since 2008, with the S&P 500® and NASDAQ Composite® contracting 19% and 33%, respectively, in 2022, while investor sentiment remained bearish throughout the year. At the same time, the Federal Reserve raised short-term rates at the fastest pace in 40 years, ultimately increasing the Fed Funds rate seven times to reach an upper bound of 4.50% in December. Additionally, uncertainty around future macroeconomic growth increased in the second half of the year, weighing on longer-term rates and leading to an inverted yield curve.

Through these challenges, clients continued to turn to Schwab for help in achieving their financial goals. Core net new assets in 2022 totaled $427.7 billion, representing an organic growth rate of 5%, which included significant tax-related outflows in April. Total client assets were $7.05 trillion at December 31, 2022, down 13% from year-end 2021, as market value declines of approximately $1.5 trillion in client assets more than offset the Company’s continued asset gathering during the year. DATs in 2022 were 5.9 million, down 9% from the prior year, as trading volume subsided from the extraordinary levels seen in 2021. New brokerage accounts were also down from the prior year, as clients opened 4.0 million new brokerage accounts in 2022; active brokerage accounts totaled 33.8 million at December 31, 2022, up 2% from year-end 2021.

Schwab’s financial performance in 2022 reflected the resiliency of our diversified financial model in a challenging macroeconomic environment and impacts from higher market interest rates. Net income totaled $7.2 billion in 2022 and diluted EPS was $3.50, representing year-over-year growth of 23% and 24%, respectively. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, was $3.90 in 2022, up from $3.25 in 2021.

Total net revenues rose 12% year-over-year to $20.8 billion in 2022. Net interest revenue increased to $10.7 billion, rising 33% from 2021 as significantly higher market rates more than offset the impact of balance sheet contraction due to client cash allocation decisions. Asset management and administration fees totaled $4.2 billion in 2022, down 1% year-over-year as lower market valuations throughout the year offset the benefit of lower money market fund fee waivers. Trading revenue declined by 12% to $3.7 billion in 2022, due to lower DATs relative to the extraordinary trading volume seen in 2021 and changes in mix of client trading activity. Bank deposit account fee revenue was $1.4 billion in 2022, up 7% from 2021 as higher average net yields more than offset lower average BDA balances. BDA balances totaled $126.6 billion at December 31, 2022, down 20% from year-end 2021, reflecting client cash allocation decisions and migrations to our balance sheet.

Total expenses excluding interest amounted to $11.4 billion in 2022, increasing 5% from 2021, and adjusted total expenses (1) were $10.4 billion, up 7% from the prior year. These increases reflected higher compensation and benefits expense and higher occupancy and equipment expense, as we continued to invest in our people and technology to support ongoing growth in our client base. These increases were partially offset by lower other expense, which included a charge of approximately $200 million in 2021 (see Item 8 – Note 15). Acquisition and integration-related costs and amortization of acquired intangibles were $392 million and $596 million, respectively, in 2022, compared with $468 million and $615 million, respectively, in 2021.

Return on average common stockholders’ equity grew to 18% in 2022 from 11% in 2021, while return on tangible common equity (1) (ROTCE) increased to 42% in 2022 compared with 22% in 2021. The increases in both return on average common stockholders’ equity and ROTCE were due primarily to lower stockholders’ equity and growth in net income. Stockholders’ equity declined in 2022 primarily due to a significant decrease in AOCI, as higher market interest rates resulted in larger unrealized losses on our AFS investment securities portfolio. In January and November 2022, the Company transferred $108.8 billion and $79.8 billion, respectively, of investment securities from the AFS category to the held to maturity (HTM) category (see Capital Management and Item 8 – Note 6).

The Company continued its diligent approach to balance sheet management in 2022, maintaining appropriate capital and liquidity to support client activity and returning excess capital to stockholders. As market rates rose from near-zero levels at the beginning of the year, clients allocated a growing portion of their assets to higher yielding cash and fixed income alternatives. Total balance sheet assets decreased 17% year-over-year to $551.8 billion at December 31, 2022 as a result of these client cash allocation decisions and unrealized losses on AFS securities, both resulting primarily from higher market interest rates. To facilitate these client cash movements, we took steps to enhance our liquidity by limiting new portfolio investments to help build available cash and utilizing short-term funding sources including FHLB advances and retail certificates of deposit.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

We increased our common stock dividend by 22% during 2022, and implemented a $15 billion share repurchase authorization in July. Repurchases under this new authorization totaled 47 million shares for $3.4 billion in 2022. The Company issued $750 million in preferred stock in the first quarter of 2022, and redeemed a total of $1.0 billion of preferred stock during the second half of the year. Inclusive of these actions, the Company’s Tier 1 Leverage Ratio finished the year at 7.2%, above our operating objective of 6.50%-6.75%.

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

Investors were actively engaged with the markets throughout 2021, including extraordinary trading volume in the first quarter, and client activity throughout the remainder of the year also generally exceeded the fourth quarter of 2020 when we included TD Ameritrade in our results for the first time. Asset gathering was strong throughout 2021, as core net new assets totaled $558.2 billion, representing an 8% annual organic growth rate from year-end 2020. We ended 2021 with $8.14 trillion in client assets and 33.2 million brokerage accounts, representing increases of 22% and 12%, respectively, from December 31, 2020. Even as we worked to support heightened levels of client activity during 2021, the Company continued to drive progress across our key strategic priorities of scale and efficiency, win-win monetization, and segmentation. We also made significant progress in 2021 on our integration of TD Ameritrade.

Schwab produced strong financial performance during 2021, reflecting consistent execution of our strategy, strong client engagement, and a generally supportive macroeconomic backdrop. Net income totaled $5.9 billion during 2021, increasing 77% from 2020, while diluted EPS amounted to $2.83, increasing 33% from the prior year. Adjusted diluted EPS (1) amounted to $3.25, increasing 33% from 2020. Comparisons of our financial results in 2021 with those of 2020 were significantly impacted by the first full-year inclusion of TD Ameritrade in 2021.

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

Total expenses excluding interest were $10.8 billion in 2021, increasing 46% from 2020 due to the full-year inclusion of TD Ameritrade’s results as well as higher compensation and benefits expense, which was driven by additional headcount to support our expanding client base and a higher bonus accrual, as well as merit increases and a 5% employee salary increase we implemented at the end of the third quarter of 2021. During 2021, acquisition and integration-related costs were $468 million, increasing from $442 million in 2020, and amortization of acquired intangible assets totaled $615 million, rising from $190 million in 2020. Exclusive of these items, adjusted total expenses (1) were $9.7 billion in 2021, increasing 44% from 2020.

Return on average common stockholders’ equity was 11% in 2021, growing from 9% in 2020, and ROTCE (1) was 22% in 2021, up from 15% in 2020. The increases in both return on average common stockholders’ equity and ROTCE were primarily a result of significantly higher net income in 2021.

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

Though significantly heightened client activity levels during the first quarter of 2021 impacted our service quality at times, we took multiple actions to better deliver the service experience our clients deserve and rely on, including enhancing online self-service capabilities, streamlining our call-routing processes, and increasing hiring. Our efforts began yielding results early in 2021, with significant improvement in client service levels by the end of the first quarter of 2021, and our service levels continued to be improved throughout the remainder of 2021 as client activity moderated.

Business and Asset Acquisitions

TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade. TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending; and futures and foreign exchange trade execution services. The Company revalued and recorded TD Ameritrade’s assets and liabilities at their estimated fair value as of the date of acquisition.

The Company expects to continue to incur significant acquisition and integration-related costs and integration-related capital expenditures throughout the remaining integration process. Such costs have included, and are expected to continue to include, professional fees, such as legal, advisory, and accounting fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements. The Company has also incurred exit and other related costs to attain anticipated synergies, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures such as accelerated amortization and depreciation or impairments of assets in those locations. As a result of the significant growth seen beginning in late 2020 and early 2021 across key client volume metrics, including the number of active brokerage accounts, DATs, and peak daily trades, the Company determined in 2021 to increase the scope of technology work related to the integration, and commenced greater technology build-out to support the expanded volumes of our combined client base.

Based on our current integration plans, the Company expects to complete most client transitions from TD Ameritrade to Schwab across multiple groups over the course of 2023, with the transition of a small client group in the first half of 2024. The first transition of client accounts was completed in February 2023. We expect to incur total acquisition and integration-related costs and capital expenditures of between $2.4 billion and $2.5 billion, which reflects increased costs resulting from incremental complexity in transition work, due in part to the replacement of certain vendor resources following Russia’s invasion of Ukraine, as well as overall inflationary pressures.

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

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $392 million, $468 million, and $442 million in 2022, 2021, and 2020, respectively, and the Company expects to incur acquisition and integration-related costs of approximately $450-$550 million in 2023. Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through December 31, 2022, we have achieved over 65% of this amount on an annualized run-rate basis. The Company expects to achieve the vast majority of the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. See also Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 8 – Notes 3 and 16.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CURRENT REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

In December 2022, the SEC proposed a set of four related equity market structure rules that would make significant changes to how national market system (NMS) stock orders are priced, executed and reported. The four proposed rules are described below.

•The “Order Competition Rule” would require that, before most individual investors’ orders could be executed internally by a trading center (like wholesaler market makers), those orders must first be exposed to a qualifying order-by-order auction in which both market makers and institutional investors can participate.

•“Regulation Best Execution” would establish an SEC-level best execution standard (in addition to the existing FINRA and MSRB best execution rules) for broker-dealers and require them to establish, maintain, and enforce written policies and procedures addressing how the broker-dealer will comply with the best execution standard and make routing or execution decisions for customer orders. Regulation Best Execution would apply not only to equities, but to all securities.

•Amendments to Rule 605 of Regulation NMS requiring enhanced disclosures of order execution quality for large brokers that handle retail orders.

•A rule to (i) amend minimum pricing increments (or tick sizes) that would apply to both the quoting and trading of NMS stocks, (ii) reduce the exchange access fee caps, and (iii) require transparency of odd-lots.

The comment periods for the proposed rules end on March 31, 2023 and the impact to Schwab cannot be assessed until the final rules are released.

In November 2022, the SEC proposed a rule that would require substantial changes to the liquidity risk management programs for open-end mutual funds other than money market funds (funds) and require them to implement “swing pricing” and impose a “hard close” on the acceptance of purchase and redemption orders. Swing pricing would require funds to adjust the fund’s current net asset value (NAV) per share by a “swing factor” if the fund has either (i) net redemptions (no threshold) or (ii) net purchases that exceed a specified threshold (2% of the fund’s net assets). To implement the swing pricing requirements, the proposed rule also would require that a fund, its transfer agent, or a registered clearing agency receive purchase and redemption orders prior to the time the fund has established for determining the NAV, typically market close, in order to receive a given day’s NAV (a “hard close”). Current practices permit fund orders received by a financial intermediary prior to the fund cut-off time to be transmitted to the fund after the fund cut-off time and for the order to receive that day’s NAV. Under the proposed rule, orders received by the fund, its transfer agent or registered clearing agency after the fund cut-off time would receive the next day’s NAV. The comment period for the proposed rule ended on February 14, 2023 and the impact to Schwab cannot be assessed until the final rule is released.

In May 2022, the federal banking agencies issued a joint notice of proposed rulemaking that would substantially revise how an insured depository institution’s CRA performance is evaluated. The proposed rule includes revisions relating to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities and data collection and reporting. The comment period for the proposed rule ended on August 5, 2022 and the impact to Schwab cannot be assessed until the final rule is released.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

Total net revenues of $20.8 billion and $18.5 billion for the years ended December 31, 2022 and 2021, respectively, represented growth of 12% and 58% from the prior periods.

Year Ended December 31,		2022		2021		2020
	Growth Rate 2021-2022	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	44%	$12,227	59%	$8,506	46%	$6,531	56%
Interest expense	N/M	(1,545)	(8)%	(476)	(3)%	(418)	(4)%
Net interest revenue	33%	10,682	51%	8,030	43%	6,113	52%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs)	5%	2,055	10%	1,961	11%	1,770	15%
Advice solutions	(7)%	1,854	9%	1,993	11%	1,443	12%
Other	(4)%	307	1%	320	1%	262	3%
Asset management and administration fees	(1)%	4,216	20%	4,274	23%	3,475	30%
Trading revenue
Commissions	(13)%	1,787	9%	2,050	11%	739	6%
Order flow revenue	(15)%	1,738	8%	2,053	11%	621	6%
Principal transactions	N/M	148	1%	49	—	56	—
Trading revenue	(12)%	3,673	18%	4,152	22%	1,416	12%
Bank deposit account fees	7%	1,409	7%	1,315	7%	355	3%
Other	4%	782	4%	749	5%	332	3%
Total net revenues	12%	$20,762	100%	$18,520	100%	$11,691	100%
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Fees earned and expenses incurred on securities lending and borrowing activities are conducted by our broker-dealer subsidiaries using assets held in client brokerage accounts. Schwab’s interest-bearing liabilities are comprised of bank deposits, which include brokered certificates of deposit beginning in the fourth quarter of 2022; payables to brokerage clients; short-term borrowings (e.g., FHLB advances, commercial paper, secured borrowings by our broker-dealer subsidiaries, or repurchase agreements); and long-term debt. Schwab deploys the funds from these sources into the assets outlined above.

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

The Company’s investment strategy is designed to produce an increase in net interest revenue when interest rates rise while attempting to moderate the decrease in net interest revenue when interest rates fall. In order to keep interest-rate sensitivity within established limits, management actively monitors and adjusts interest-rate sensitivity through changes in the balance sheet, primarily by adjusting the composition of our banking subsidiaries’ investment portfolios.

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. See also Risk Management – Interest Rate Risk Simulations.

Interest rates increased significantly from year-end 2021 through year-end 2022. Short-term rates were near zero until the Federal Reserve began its aggressive tightening cycle in March 2022 in response to rising inflation, ultimately increasing the federal funds target overnight rate seven times between March and December for a total increase of 425 basis points. Long-term interest rates increased throughout 2022, though at a less rapid pace, leading to an inverted yield curve.

Schwab continued to see strength in net new client assets during 2022, which, along with transfers of BDA balances to the Company’s balance sheet (see Bank Deposit Account Fees), drove growth in Schwab’s average interest-earning assets in 2022 relative to 2021. Partially offsetting this growth, we experienced significant seasonal tax outflows in the second quarter, and, due to the rapid increases to the federal funds overnight rate, changes in client cash allocations increased in the second half of 2022 which resulted in a total decrease in bank deposits and payables to brokerage clients of 18% since year-end 2021. During 2022, the Company increased its cash holdings and reduced the duration of incremental investment securities purchases, which has provided flexibility to support such changes in client cash allocations associated with higher short-term interest rates.

During 2021, interest rates remained historically low. Short-term rates remained near zero throughout 2021; longer-term interest rates began to rise early in the year, then remained largely unchanged before rising again in the fourth quarter. Elevated levels of prepayments on mortgage-backed securities persisted throughout the continued low interest rate environment in 2021 and resulted in accelerated reinvestment of the AFS portfolio; purchases of AFS securities totaled $171.7 billion in 2021. Schwab saw consistent strength in new client brokerage accounts and net new client assets throughout 2021, driving growth in Schwab’s interest-earning assets. At the same time, client engagement in the equity markets increased and clients were net buyers of equity securities and other investment products, resulting in outflows of client cash and partially offsetting the growth in interest-earning assets in 2021 relative to 2020.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2022			2021			2020
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$57,163	$812	1.40%	$40,325	$40	0.10%	$39,052	$120	0.30%
Cash and investments segregated	49,430	691	1.38%	43,942	24	0.05%	34,100	141	0.41%
Receivables from brokerage clients	75,614	3,321	4.33%	77,768	2,455	3.11%	28,058	848	2.97%
Available for sale securities (1,2)	260,392	4,139	1.58%	357,122	4,641	1.30%	253,555	4,537	1.78%
Held to maturity securities (1,2)	112,357	1,688	1.50%	—	—	—	—	—	—
Bank loans	38,816	1,083	2.79%	28,789	620	2.15%	20,932	545	2.60%
Total interest-earning assets	593,772	11,734	1.96%	547,946	7,780	1.41%	375,697	6,191	1.64%
Securities lending revenue		471			720			334
Other interest revenue		22			6			6
Total interest-earning assets	$593,772	$12,227	2.04%	$547,946	$8,506	1.54%	$375,697	$6,531	1.73%
Funding sources
Bank deposits	$424,168	$723	0.17%	$381,549	$54	0.01%	$291,206	$93	0.03%
Payables to brokerage clients	97,825	123	0.13%	91,667	9	0.01%	46,347	12	0.02%
Short-term borrowings (3)	4,993	154	3.07%	3,040	9	0.30%	89	—	0.20%
Long-term debt	20,714	498	2.40%	17,704	384	2.17%	8,992	289	3.22%
Total interest-bearing liabilities	547,700	1,498	0.27%	493,960	456	0.09%	346,634	394	0.11%
Non-interest-bearing funding sources	46,072			53,986			29,063
Securities lending expense		48			24			33
Other interest expense		(1)			(4)			(9)
Total funding sources	$593,772	$1,545	0.26%	$547,946	$476	0.09%	$375,697	$418	0.11%
Net interest revenue		$10,682	1.78%		$8,030	1.45%		$6,113	1.62%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) In January 2022 and November 2022, the Company transferred a portion of its investment securities designated as AFS to the HTM category, as described in Item 8 – Note 6.
(3) Interest revenue or expense was less than $500 thousand in the period or periods presented.

Net interest revenue increased $2.7 billion or 33%, in 2022 from 2021 primarily due to higher average yields on interest-earning assets as a result of higher market interest rates. Net premium amortization of investment securities decreased to $1.4 billion from $2.3 billion in 2021. These benefits were partially offset by higher rates paid on funding sources, higher average short-term borrowings and long-term debt outstanding, and lower balances of margin loans and lower securities lending revenue due to decreased market demand.

Average interest-earning assets for 2022 were higher by 8%, compared to 2021. This increase was primarily due to higher average balances of bank deposits and payables to brokerage clients, which resulted from net new client asset inflows as well as transfers of BDA balances to our balance sheet during 2022. These year-over-year increases in average balances were offset by client cash allocation decisions in response to higher short-term market interest rates during 2022, as clients moved certain cash balances out of bank deposits and payables to brokerage clients.

Net interest margin increased to 1.78% in 2022, from 1.45% in 2021. Higher market interest rates improved yields on interest-earning assets, which more than offset the higher rates paid across interest-bearing funding sources.

Net interest revenue increased $1.9 billion, or 31%, in 2021 from 2020, primarily due to the inclusion of TD Ameritrade as well as significant growth in overall interest-earning assets, including higher investment portfolio balances and margin lending, as well as growth in securities lending revenue and bank loans, partially offset by lower average yields. Accelerated premium amortization stemming from elevated prepayments of mortgage-related debt securities in the AFS portfolio continued in 2021 and partially offset the growth in net interest revenue. Net premium amortization of investment securities totaled $2.3 billion in

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2021 and $1.6 billion in 2020. TD Ameritrade contributed total net interest revenue of $1.9 billion during the year ended December 31, 2021 and $443 million in 2020 from October 6, through December 31, 2020.

Average interest-earning assets for 2021 were higher by 46%, compared to 2020. This increase was largely due to higher bank deposits and payables to brokerage clients, which resulted from strong net new client asset inflows, continued heightened client cash allocations driven by the low interest rate environment in 2021, BDA balance migrations, and the inclusion of TD Ameritrade for all of 2021.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2022			2021			2020
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$179,791	$499	0.28%	$155,821	$457	0.29%	$200,119	$605	0.30%
Fee waivers		(57)			(326)			(127)
Schwab money market funds	179,791	442	0.25%	155,821	131	0.08%	200,119	478	0.24%
Schwab equity and bond funds, ETFs, and CTFs	433,005	364	0.08%	423,999	380	0.09%	301,598	300	0.10%
Mutual Fund OneSource® and other no-transaction-fee funds (1)	202,015	602	0.30%	229,342	724	0.32%	192,464	599	0.31%
Other third-party mutual funds and ETFs (1,2)	768,871	647	0.08%	898,248	726	0.08%	525,379	393	0.07%
Total mutual funds, ETFs, and CTFs (3)	$1,583,682	2,055	0.13%	$1,707,410	1,961	0.11%	$1,219,560	1,770	0.15%
Advice solutions (3)
Fee-based	$441,336	1,854	0.42%	$452,503	1,993	0.44%	$306,010	1,443	0.47%
Non-fee-based	89,525	—	—	89,911	—	—	73,161	—	—
Total advice solutions	$530,861	1,854	0.35%	$542,414	1,993	0.37%	$379,171	1,443	0.38%
Other balance-based fees (4)	561,416	244	0.04%	614,787	259	0.04%	451,350	208	0.05%
Other (5)		63			61			54
Total asset management and administration fees		$4,216			$4,274			$3,475
(1) In 2022, includes transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
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

Asset management and administration fees declined by $58 million, or 1%, in 2022 from 2021, due to lower balances in Mutual Fund OneSource® and other third-party mutual funds, as well as advice solutions, relative to 2021. Balances declined primarily due to equity market weakness during 2022, which negatively impacted client asset valuations. These decreases offset the benefit of lower money market fund fee waivers, which were eliminated during the second quarter of 2022 as a result of the Federal Reserve’s increases to the federal funds target overnight rate.

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

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. The following funds generated 33%, 29%, and 40% of the asset management and administration fees earned during 2022, 2021, and 2020, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds, ETFs, and CTFs			and Other NTF Funds
Year Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020
Balance at beginning of period	$146,509	$176,089	$200,826	$454,864	$341,689	$286,275	$234,940	$223,857	$202,068
Net inflows (outflows)	130,483	(29,621)	(25,894)	35,156	48,291	17,200	(43,851)	(15,760)	(20,246)
Net market gains (losses) and other (1)	1,934	41	1,157	(77,078)	64,884	38,214	44,649	26,843	42,035
Balance at end of period	$278,926	$146,509	$176,089	$412,942	$454,864	$341,689	$235,738	$234,940	$223,857
(1) Includes $77.7 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds in 2022.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue

Trading revenue includes commissions, order flow revenue, and principal transaction revenues. Commission revenue is affected by volume and mix of trades executed. Order flow revenue is comprised of payments received from trade execution venues to which our broker-dealer subsidiaries send equity and option orders. Order flow revenue is affected by volume and mix of client trades, as well as pricing received from trade execution venues. Principal transaction revenue is recognized primarily as a result of accommodating clients’ fixed income trading activity, and includes adjustments to the fair value of securities positions held to facilitate such client trading activity. Principal transaction revenue also includes unrealized gains and losses on cash and investments segregated for regulatory purposes.

The following tables present trading revenue, trade details, and related information:

Year Ended December 31,	Growth Rate 2021-2022	2022	2021	2020
Commissions	(13)%	$1,787	$2,050	$739
Order flow revenue
Options	(11)%	1,170	1,320	360
Equities	(23)%	568	733	261
Total order flow revenue	(15)%	1,738	2,053	621
Principal transactions	N/M	148	49	56
Total trading revenue	(12)%	$3,673	$4,152	$1,416
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Year Ended December 31,	Growth Rate 2021-2022	2022	2021	2020
Clients’ daily average trades (DATs) (in thousands)	(9)%	5,925	6,507	2,603
Product as a percentage of DATs
Equities		50%	61%	57%
Derivatives		23%	21%	16%
ETFs		21%	13%	17%
Mutual funds		5%	4%	9%
Fixed income		1%	1%	1%

Number of trading days	—	250.5	251.5	252.0
Revenue per trade (1)	(3)%	$2.47	$2.54	$2.16
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $479 million, or 12%, in 2022 compared to 2021, primarily due to lower client trading activity in 2022 relative to 2021, driven by the extraordinary trading volume experienced during the first quarter of 2021, as well as changes in the mix of client trading activity toward more ETFs and fewer single stocks, and toward more index options and futures and fewer single stock options. These factors drove lower commissions and order flow revenue in 2022 relative to 2021. Partially offsetting these decreases, principal transactions revenue increased as a result of higher volume in clients’ fixed income trading and higher market interest rates.

Trading revenue increased $2.7 billion, or 193%, in 2021 compared to 2020, primarily due to the acquisition of TD Ameritrade and heightened client engagement, which drove significantly higher DATs throughout 2021. This increased trading activity and a higher percentage of derivatives trades drove significant growth in commissions and order flow revenue. Overall, TD Ameritrade contributed $3.3 billion of trading revenue during the year ended December 31, 2021, compared with $667 million of trading revenue from October 6, 2020 through December 31, 2020.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue pursuant to the IDA agreement with the TD Depository Institutions and arrangements with other third-party banks. Bank deposit account fees are primarily affected by average BDA balances and the fixed- and floating-rate reference yields. Fees earned under the IDA agreement are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning fixed- and floating-rate yields:

	Year Ended December 31,		Percent Change
	2022	2021
Bank deposit account fees	$1,409	$1,315	7%
Average BDA balances	$147,273	$158,434	(7)%
Average net yield	0.96%	0.83%
Percentage of average BDA balances designated as:
Fixed-rate balances	79%	79%
Floating-rate balances	21%	21%
In connection with our acquisition of TD Ameritrade, the Company began earning bank deposit account fee revenue beginning in the fourth quarter of 2020. Bank deposit account fees totaled $355 million from October 6, 2020 through December 31, 2020. During the same period, the total average BDA balance was $161.3 billion, of which 79% was designated as fixed-rate obligation amounts and 21% as floating-rate obligation amounts.

Bank deposit account fees increased $94 million, or 7%, in 2022 compared to 2021. This was primarily due to higher market interest rates, which helped to increase the average net yield in 2022. The Company transferred net amounts of $21.0 billion and $10.6 billion of BDA balances to its balance sheet from the TD Depository Institutions and other third-party banks during 2022 and 2021, respectively. The transfer of these balances to our balance sheet, as well as client cash allocation decisions in response to higher short-term market interest rates in 2022, led to the decrease in average BDA balances in 2022 compared to 2021. The percentages of BDA balances designated as fixed-rate and floating-rate obligations as of December 31, 2022 were 87% and 13%, respectively.

Subsequent to December 31, 2022, the Company ended its arrangements with the other third-party banks to simplify bank sweep operations ahead of the first TD Ameritrade client transition group in February 2023. As a result of ending these arrangements, the Company incurred breakage fees of $97 million in January 2023, recognized as a reduction to bank deposit account fee revenue. The BDA balances previously held at these other third-party banks were moved to the TD Depository Institutions. In addition, the FDIC implemented a 2-basis-point increase to the initial base deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023. This increase in the FDIC’s deposit insurance assessment will result in a decrease to bank deposit account fees revenue in 2023, which will be dependent on BDA balance levels. See Item 1 – Regulation for additional information.

Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets to increase net interest revenue. See also Capital Management and Item 8 – Note 15 for discussion of the IDA agreement and the potential to move IDA balances to Schwab’s balance sheet.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue increased $33 million, or 4%, in 2022 compared to 2021 primarily due to higher exchange processing fees, partially offset by a higher provision for credit losses on bank loans, certain lower service fees due to lower trading volume, and net losses on sales of AFS securities in 2022. Exchange processing fees increased as a result of an SEC fee rate increase which became effective in the second quarter of 2022, and the provision for credit losses on bank loans increased as a result of higher loan loss factors driven primarily by higher forecasted interest rates and growth of the loan portfolio. In addition, other revenue in 2022 included $46 million in gains on the sale of Schwab Compliance Technologies, Inc. and certain investments. Other revenue increased $417 million, or 126%, in 2021 compared to 2020 primarily due to the full-year inclusion of TD Ameritrade’s results in 2021. Other revenue attributable to TD Ameritrade totaled $462 million and $110 million in 2021 and 2020, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Subsequent to year-end 2022, the SEC announced it would decrease its fee rates effective February 27, 2023 by approximately 65% from the rate in effect since May 2022. This change will result in lower exchange processing fees per security transaction in other revenue and a corresponding decrease in other expense, resulting in no impact to net income.

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Growth Rate 2021-2022	2022	2021	2020
Compensation and benefits
Salaries and wages	12%	$3,527	$3,161	$2,416
Incentive compensation	1%	1,458	1,443	932
Employee benefits and other	12%	951	846	606
Total compensation and benefits	9%	$5,936	$5,450	$3,954
Professional services	4%	1,032	994	843
Occupancy and equipment	20%	1,175	976	703
Advertising and market development	(14)%	419	485	326
Communications	—	588	587	353
Depreciation and amortization	19%	652	549	414
Amortization of acquired intangible assets	(3)%	596	615	190
Regulatory fees and assessments	(5)%	262	275	163
Other	(18)%	714	876	445
Total expenses excluding interest	5%	$11,374	$10,807	$7,391
Expenses as a percentage of total net revenues
Compensation and benefits		29%	29%	34%
Advertising and market development		2%	3%	3%
Full-time equivalent employees (in thousands)
At year end	6%	35.3	33.4	32.0
Average	7%	34.7	32.5	23.9

Total expenses excluding interest increased $567 million, or 5%, in 2022 from 2021, and $3.4 billion, or 46%, in 2021 from 2020. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased $662 million, or 7%, in 2022 from 2021 and $3.0 billion, or 44%, in 2021 from 2020. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in 2022 from 2021 due to growth in employee headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. The 2021 increase reflected TDA’s full-year contribution of $1.2 billion of compensation and benefits expense compared with $453 million in 2020. The increase in 2021 was also due to additional headcount to support our expanding client base and service levels amidst heightened client engagement, a higher bonus accrual, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Compensation and benefits included acquisition and integration-related costs of $220 million, $283 million, and $235 million in 2022, 2021, and 2020, respectively. In support of upcoming TDA client account transitions, we anticipate hiring additional headcount in 2023 to temporarily expand our client service capacity, which will result in higher compensation and benefits expense in 2023.

Professional services expense increased in 2022 from 2021, primarily due to increased utilization of technology-related and other professional services to support overall growth of the business and enhancement to technological infrastructure to support our expanding client base, as well as the integration of TD Ameritrade. The increase in 2021 from 2020 was primarily due to the inclusion of TDA’s results of operations and overall growth in the business. Professional services included acquisition and integration-related costs of $140 million, $132 million, and $158 million in 2022, 2021, and 2020, respectively. In support of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

upcoming TDA client account transitions, we anticipate additional integration-related professional services costs in 2023, which will result in higher professional services expense in 2023.

Occupancy and equipment expense increased in 2022 from 2021, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. The increase in 2021 from 2020 was primarily due to the inclusion of TDA’s results of operations, costs related to the integration of TD Ameritrade, and overall growth in the business. Occupancy and equipment included acquisition and integration-related costs of $21 million and $39 million in 2022 and 2021, respectively.

Advertising and market development expense decreased in 2022 from 2021, primarily as a result of decreases in spending for marketing communications for TD Ameritrade. The increase in 2021 from 2020 was primarily due the inclusion of TDA’s results of operations.

Communications expense was flat in 2022 compared to 2021. The increase in 2021 from 2020 was primarily due to the inclusion of TDA’s results of operations, as well as higher communications expense due to higher customer trade volumes and overall growth of the business.

Depreciation and amortization expense increased in 2022 from 2021, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2021 and 2022 to support the TDA integration and enhance our technological infrastructure to support growth of the business. The growth in depreciation and amortization in 2021 from 2020 was primarily due to growth in fixed assets from the TDA acquisition, and also reflected higher amortization of purchased and internally developed software and higher depreciation of hardware, as well as higher depreciation of buildings. Capital expenditures in 2022 and anticipated for 2023 as described below are expected to result in higher depreciation and amortization expense in 2023.

Amortization of acquired intangible assets decreased slightly in 2022 from 2021, as certain assets from the TDA acquisition were fully amortized by the beginning of the fourth quarter of 2022. The increase in 2021 from 2020 was a result of our 2020 acquisitions.

Regulatory fees and assessments decreased in 2022 from 2021, primarily as a result of lower client trading activity, partially offset by higher FDIC assessments and other regulatory assessments due to year-over-year average asset growth and overall growth of the business. The increase in 2021 from 2020 was primarily due to the inclusion of TDA’s results of operations and overall growth in the business, including higher FDIC assessments due to asset growth. The FDIC implemented a 2-basis-point increase to the initial base deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023. Dependent on average asset levels, this increase in the FDIC’s deposit insurance assessment may result in an increase in regulatory fees and assessments in 2023. See Item 1 – Regulation for additional information.

Other expense decreased in 2022 from 2021, primarily due to the recognition of a charge of approximately $200 million for a now-settled regulatory matter in 2021 (see Item 8 – Note 15), partially offset by higher exchange processing fees as a result of fee rate increases beginning in the second quarter of 2022 and also higher clearing charges. The increase in 2021 from 2020 was primarily due to inclusion of TDA’s results of operations and the charge of the regulatory matter, partially offset by lower clearing charges and exchange fees. Subsequent to year-end 2022, the SEC announced it would decrease its fee rates effective February 27, 2023 by approximately 65% from the rate in effect since May 2022. This change will result in lower exchange processing fees per security transaction in other expense and a corresponding decrease in other revenue, resulting in no impact to net income.

Capital expenditures primarily include capitalized software costs, information technology and telecommunications equipment, and buildings. Total capital expenditures were $952 million, $1,041 million, and $741 million in 2022, 2021, and 2020, respectively. Capital expenditures decreased 9% in 2022 compared to 2021, as higher capitalized software costs were offset by lower building expansion and capitalized information technology equipment. Extensive work continued in 2022 on the integration of TDA and enhancement of our technological infrastructure to support greater capacity for our expanding client base. Capital expenditures increased in 2021 compared to 2020 primarily due to higher information technology and telecommunications equipment and higher capitalized software costs reflecting investments made to support our TDA integration efforts and an expanding client base, partially offset by lower building expansion. Capitalized software costs totaled $614 million, $559 million, and $453 million in 2022, 2021, and 2020, respectively. Investments in information technology and telecommunications equipment were $280 million, $340 million, and $60 million in 2022, 2021, and 2020, respectively. Investments in buildings were $22 million, $102 million, and $173 million in 2022, 2021, and 2020, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Capital expenditures were 5% of total net revenues in 2022, within our estimated range for the year. In 2023, we will continue to invest to support the TDA integration and greater capacity for our expanding client base, and we anticipate capital expenditures in 2023 will be approximately 3-4% of total net revenues. Our longer term expectation for capital expenditures remains in the range of 3-5% of total net revenues.

Taxes on Income

Schwab’s effective income tax rate on income before taxes was 23.5% in 2022, 24.1% in 2021, and 23.3% in 2020. The decrease in the effective tax rate in 2022 from 2021 was primarily related to the reversal of tax reserves in 2022 due to the resolution of certain state tax matters and tax benefits recognized on the portion of the 2021 regulatory matter charge (see Item 8 – Note 15) that was determined upon final settlement to be deductible. Partially offsetting the decreases in the effective tax rate from these items was a decrease in equity compensation tax deduction benefits, higher state income tax rates, and an increase in non-deductible compensation in 2022. The increase in the effective tax rate in 2021 from 2020 was primarily related to non-recurring federal tax benefits recognized in 2020, including settlement of the IRS examination for tax years 2011-2014, the tax impact of the 2021 regulatory matter charge, and additional income tax expense from the filing of 2020 tax returns during 2021. Partially offsetting the increases in the effective tax rate from these items was an increase in equity compensation tax deduction benefits during 2021.

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

The Company integrated its business and asset acquisitions during 2020 into its two existing reportable segments. Revenues and expenses from our acquisition of USAA-IMCO are allocated to Investor Services only; revenues and expenses from TD Ameritrade and our other 2020 acquisitions are attributed to both Investor Services and Advisor Services based on which segment services the client. See Item 8 – Note 3 for more information regarding business acquisitions.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Growth Rate 2021-2022	2022	2021	2020	Growth Rate 2021-2022	2022	2021	2020	Growth Rate 2021-2022	2022	2021	2020
Year Ended December 31,
Net Revenues
Net interest revenue	29%	$7,819	$6,052	$4,391	45%	$2,863	$1,978	$1,722	33%	$10,682	$8,030	$6,113
Asset management and administration fees	(3)%	3,049	3,130	2,544	2%	1,167	1,144	931	(1)%	4,216	4,274	3,475
Trading revenue	(15)%	3,181	3,753	1,156	23%	492	399	260	(12)%	3,673	4,152	1,416
Bank deposit account fees	(5)%	916	964	255	40%	493	351	100	7%	1,409	1,315	355
Other	8%	605	562	262	(5)%	177	187	70	4%	782	749	332
Total net revenues	8%	15,570	14,461	8,608	28%	5,192	4,059	3,083	12%	20,762	18,520	11,691
Expenses Excluding Interest	3%	8,514	8,289	5,529	14%	2,860	2,518	1,862	5%	11,374	10,807	7,391
Income before taxes on income	14%	$7,056	$6,172	$3,079	51%	$2,332	$1,541	$1,221	22%	$9,388	$7,713	$4,300

Net new client assets (in billions) (1,2,3)	(9)%	$182.8	$200.9	$1,106.4	(29)%	$224.1	$315.3	$846.1	(21)%	$406.9	$516.2	$1,952.5
(1) In 2022 and 2021, Investor Services includes outflows of $20.8 billion and $42.0 billion, respectively, from mutual fund clearing services clients. In 2020, Investor Services includes inflows of $10.9 billion from mutual fund clearing services clients.
(2) In 2020, Investor Services includes inflows of $890.7 billion related to the acquisition of TD Ameritrade and $79.9 billion related to the acquisition of assets of USAA-IMCO.
(3) In 2020, Advisor Services includes inflows of $680.6 billion related to the acquisition of TD Ameritrade and $8.5 billion related to the acquisition of Wasmer Schroeder.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 8% and 28%, respectively, in 2022 compared to 2021. Investor Services growth was primarily driven by increases in net interest revenue as described above, partially offset by decreases in trading revenue due to lower client trading activity and changes in the mix of trading activity, resulting in lower commissions and order flow revenue, and a decrease in bank deposit account fees. Advisor Services growth was primarily driven by increases in net interest revenue as described above, as well as increases in trading revenue primarily due to higher trading volume amid market volatility and bank deposit account fees primarily due to a rising interest rate environment. Asset management and administration fees were essentially flat for Advisor Services, while declining slightly for Investor Services as equity market weakness during 2022 weighed on client asset valuations, partially offset by the elimination of money market fund fee waivers. Other revenues increased for Investor Services in 2022 from 2021 due to higher exchange processing fees, partially offset by a higher provision for credit losses on bank loans, certain lower service fees, and lower net gains on sales of AFS securities.

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

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 3% and 14%, respectively, in 2022 compared to 2021. Both segments saw higher compensation and benefits expenses due to increases in headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Occupancy and equipment expenses increased in both segments, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. In addition, depreciation and amortization increased for both segments primarily

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2021 and 2022 to enhance our technological infrastructure to support growth of the business. For Investor Services, these increases were partially offset by lower other expenses due to a charge of approximately $200 million in 2021 for a now-settled regulatory matter (see Item 8 – Note 15), partially offset by higher exchange fees and clearing charges, and lower advertising and market development expense due to reduced spending for marketing communications for TD Ameritrade.

Investor Services and Advisor Services total expenses excluding interest increased by 50% and 35%, respectively, in 2021 compared to 2020, primarily due to the inclusion of a full year of TD Ameritrade’s results of operations. In addition, both segments saw higher compensation and benefits expenses due to additional headcount increases to support our expanding client base and service levels amidst heightened client engagement, higher bonus accrual, as well as annual merit increases and a 5% employee salary increase that went into effect late in the third quarter of 2021. For Investor Services, total expenses excluding interest also increased due to a charge of approximately $200 million in 2021 for a regulatory matter (see Item 8 – Note 15).

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

Our risk management process is comprised of risk identification and assessment, risk response, risk measurement and monitoring, and risk reporting and escalation; we use periodic risk and control self-assessments, control testing programs, and internal audit reviews to evaluate the effectiveness of these internal controls. The activities and governance that comprise the risk management process are described below.

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
•Compliance Risk Committee – provides oversight of compliance risk management programs (inclusive of Anti-Money Laundering/Sanctions, Conduct, Fiduciary, and Privacy), policies, and risk tolerance levels providing an aggregate view of compliance risk exposure and employee conduct, including subcommittees covering Fiduciary and Conflicts of Interest Risk;
•Financial Risk Oversight Committee – provides oversight of and approves credit, market, liquidity, and capital risk policies, limits, and exposures and includes the Liquidity and Capital Subcommittee; and
•New Products and Services Risk Oversight Committee – provides oversight of, and approves corporate policy and procedures relating to, the risk governance of new products and services.

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

Operational Risk

Operational risk arises due to potential inadequacies or failures related to internal processes, people, and systems, or from external events or relationships impacting the Company and/or any of its key business partners and vendors. While operational risk is inherent in all business activities, we rely on a system of internal controls and risk management practices designed to keep operational risk and operational losses within the Company’s risk appetite. We have specific policies and procedures to identify and manage operational risk, and use control testing programs, and internal audit reviews to evaluate the effectiveness of these internal controls. Where appropriate, we manage the impact of operational loss and litigation expense through the purchase of insurance. The insurance program is specifically designed to address our key operational risks and to maintain compliance with local laws and regulation.

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

Information Security risk is the risk of unauthorized access, use, disclosure, disruption, modification, recording or destruction of the firm’s information or systems. We have designed and implemented an information security program that knits together complementary tools, controls and technologies to protect systems, client accounts and data. We continuously monitor the systems and work collaboratively with government agencies, law enforcement and other financial institutions to address potential threats. We use advanced monitoring systems to identify suspicious activity and deter unauthorized access by internal or external actors. We also maintain policies and procedures, which apply to employees, contractors, and third parties, regarding the standard of care expected with all data, whether the data is internal company information, employee information, or non-

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

public client information. This includes limiting the number of employees who have access to clients’ personal information and internal authentication measures enforced to protect against the unauthorized use of employee credentials. All employees who handle sensitive information are trained in privacy and security. Schwab’s conduct and cybersecurity teams monitor activity looking for suspicious behavior. These capabilities allow us to identify and quickly act on attempted intrusions.

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

Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Models are owned by several business units throughout the organization, and are used for a variety of purposes. Model use includes, but is not limited to, calculating capital requirements for hypothetical stressful environments, estimating interest and credit risk for loans and other balance sheet assets, and providing guidance in the management of client portfolios. We have established a policy that aligns with regulatory guidance to describe the roles and responsibilities of all key stakeholders in model development, management, and use. All models are registered in a centralized database and classified into different risk ratings depending on their potential financial, reputational, or regulatory impact to the Company. The model risk rating determines the scope of model governance activities.

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

At December 31, 2022, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

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

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. We may also utilize derivative instruments such as interest rate swaps to assist with managing interest rate risk. Management monitors established guidelines to stay within the Company’s risk appetite.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Higher short-term interest rates would positively impact net interest margin as yields on interest-earning assets are expected to rise faster than the cost of funding sources. A decline in short-term interest rates could negatively impact the yield on the Company’s investment and loan portfolios to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

The following table shows the simulated change to net interest revenue over the next 12 months beginning December 31, 2022 and 2021 of a gradual 100 basis point increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

December 31,	2022	2021
Increase of 100 basis points	3.6%	14.1%
Decrease of 100 basis points	(3.2)%	(4.5)%

The Company’s simulated increase of 100 basis points in market interest rates had a lower impact on net interest revenue at year-end 2022 compared with year-end 2021 primarily due to an increased sensitivity to the Company’s higher projected client deposit rates, lower special reserve and margin loan balances at the Company’s broker-dealer subsidiaries, and reduced cash and adjustable-rate balances across the Company’s banking entities. A simulated decrease of 100 basis points in market interest rates had a lower impact on net interest revenue at year-end 2022 compared to the prior year-end primarily due to higher starting client deposit rates which, relative to the December 31, 2021 simulation, provide greater responsiveness to lower simulated interest rates.

In addition to measuring the effect of a gradual 100 basis point parallel increase or decrease in current interest rates, we regularly simulate the effects of larger parallel- and non-parallel shifts in interest rates on net interest revenue.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of December 31, 2022 and 2021, simulated changes in bank deposit account fee revenue from gradual 100 basis point changes in market interest rates relative to prevailing market rates did not have a significant impact on the Company’s total net revenues.

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

Phase-out of LIBOR

The Company continues to prepare for the phasing-out of LIBOR with efforts coordinated by its firm-wide transition team. The LIBOR transition team is overseen by executive leadership and has organized its work to address both client-impacting and non-client-impacting workstreams. From a client perspective, the Company has established pages on the client-facing websites for CS&Co and TD Ameritrade, Inc. to provide information for our clients to help them understand how they may be impacted by LIBOR’s discontinuation. In addition, we maintain internal informational resources for our client-facing employees’ awareness regarding LIBOR’s phase-out.

The Company’s largest exposures to LIBOR are certain investment securities and loans. In purchasing new investment securities, we ensure that appropriate fallback language is in place in the event that LIBOR becomes unavailable or is deemed unreliable, and we have sold certain securities lacking appropriate fallback language. Additionally, in accordance with regulatory feedback, we are limiting our purchases of LIBOR-based securities, and we ensure that any new purchases of LIBOR-based securities were issued prior to January 1, 2022. As of December 31, 2022, substantially all of the Company’s remaining investment securities with exposure to LIBOR provide for appropriate fallback in the event LIBOR is no longer available. Consistent with guidance from the Alternative Reference Rate Committee, a group of private-market participants jointly

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR, beginning in 2022, the Company no longer uses LIBOR as a reference rate in new loans, and the Company’s portfolio of legacy loans have fallback language if LIBOR is no longer available.

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

On December 16, 2022, the Federal Reserve Board adopted the final rule that implements the LIBOR Act. The final rule provides default rules for certain contracts that use LIBOR, which would implement the LIBOR Act with replacement rates based on SOFR. The Company believes the LIBOR Act and the Federal Reserve Board’s final regulation help provide clarity for the transition of our legacy LIBOR contracts, including investment securities and loans to alternative reference rates in an orderly manner.

Additional transition efforts to prepare for the phasing-out of LIBOR are ongoing. In 2022, Schwab redeemed Series A and Series E preferred stock; both of which referenced LIBOR for dividend payments. In addition, operational work is underway to transition our legacy loan portfolio, in accordance with regulatory guidance, to alternate reference rates by the first rate reset after LIBOR’s cessation.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of: CS&Co, TD Ameritrade, Inc., and TDAC, our principal broker-dealer subsidiaries; the capital needs of the banking subsidiaries; principal and interest due on corporate debt; dividend payments on CSC’s preferred stock; and returns of capital to common stockholders. The liquidity needs of our broker-dealer subsidiaries are primarily driven by client activity including trading and margin lending activities and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposit levels. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding plans to support liquidity levels during both business as usual and stressed conditions.
We employ a variety of metrics to monitor and manage liquidity. We conduct regular liquidity stress testing to develop a view of liquidity risk exposures and to ensure our ability to maintain sufficient liquidity during market-related or company-specific liquidity stress events. Liquidity sources are also tested periodically and results are reported to the Financial Risk Oversight Committee. A number of early warning indicators are monitored to help identify emerging liquidity stresses in the market or within the organization and are reviewed with management as appropriate.

Primary Funding Sources

Schwab’s primary source of funds is cash generated by client activity which includes bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients.

Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, repurchase agreements, and cash provided by external financing including securities issuances by CSC in the capital markets.

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

The following table describes external debt facilities available at December 31, 2022:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
Federal Home Loan Bank (FHLB) secured credit facilities	Banking subsidiaries	$12,400	$68,562		June 2023 - November 2023	4.88%
Federal Reserve discount window	Banking subsidiaries	—	7,783		N/A	—
Repurchase agreements	Banking subsidiaries	4,402	—	(1)	August 2023 - September 2023	4.99%
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,607		N/A	—
Unsecured commercial paper	CSC	250	4,750		March 2023	4.67%
Secured uncommitted lines of credit with various external banks	TDAC	—	—	(2)	N/A	—
(1) Secured borrowing capacity is made available based on the banking subsidiaries’ ability to provide collateral deemed acceptable by each respective counterparty. See Item 8 – Note 17 for additional information.
(2) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.

Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the value of our First Mortgages, HELOCs, and the fair value of certain of our investment securities that are pledged as collateral. These credit facilities are also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans. CSC’s banking subsidiaries must each maintain positive tangible capital, as defined by the Federal Housing Finance Agency, in order to place new draws upon these credit facilities, and the Company manages capital with consideration of minimum tangible capital ratios at our banking subsidiaries. Tangible capital pursuant to the requirements of the FHLB borrowing facilities for our banking subsidiaries is common equity less goodwill and intangible assets.

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. Our banking subsidiaries are also counterparties to the standing repo facility with the Federal Reserve Bank of New York.

CSC has a commercial paper program of which proceeds are used for general corporate purposes. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. CSC’s ratings for these short-term borrowings were P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch at December 31, 2022 and 2021. CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

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

The following table provides information about retail brokered certificates of deposit issued at CSB in the fourth quarter of 2022 and outstanding as of December 31, 2022:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Retail brokered certificates of deposit	$6,047	September 2023 - December 2023	4.75%

As a result of rapidly increasing short-term interest rates in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher yielding alternatives. As these outflows have continued, they have outpaced excess cash on hand and cash generated by maturities and paydowns on our investment portfolios. In the fourth quarter of 2022, our banking subsidiaries began to raise temporary supplemental term funding via a variety of sources, including both fixed- and floating-rate FHLB advances, repurchase agreements, and the issuance of retail brokered certificates of deposit. The Company expects to use these types of temporary supplemental funding, until the Company’s primary sources of liquidity are again greater than any outflows associated with client cash allocation decisions.

Subsequent to December 31, 2022, the Company’s banking entities had drawn an additional $13.0 billion of FHLB advances. The current average interest rate on these advances was 5.12%, with the earliest maturity occurring in June 2023. Our banking subsidiaries also borrowed an additional $3.4 billion under repurchase agreements with external financial institutions subsequent to December 31, 2022. The current average interest rate on these repurchase borrowings was 4.91% with the earliest maturity occurring in March 2023. The Company also issued $9.4 billion of retail brokered certificates of deposit subsequent to December 31, 2022 at a weighted average interest rate of 4.71%, with the earliest maturity occurring in July 2023.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold HQLA in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Item 1 – Regulation for additional information. The Company was in compliance with the LCR rule at December 31, 2022, and the table below presents information about our average daily LCR:

Average for the
Three Months Ended December 31, 2022
Total eligible HQLA	$93,986
Net cash outflows	$76,754
LCR	123%

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $20.8 billion and $18.9 billion at December 31, 2022 and 2021, respectively.

The following table provides information about our Senior Notes outstanding as of December 31, 2022:

	Par Outstanding	Maturity	Weighted-Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$20,512	2023-2032	2.44%	A2	A	A
TDA Holding Senior Notes	$213	2024-2029	3.47%	A2	A	—

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

All long-term debt issuances in 2022, 2021, and 2020 were senior unsecured obligations. Additional details of these debt issuances are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
March 24, 2020	$600	3/24/2025	4.200%	Semi-annually
March 24, 2020	$500	3/22/2030	4.625%	Semi-annually
December 11, 2020	$1,250	3/11/2026	0.900%	Semi-annually
December 11, 2020	$750	3/11/2031	1.650%	Semi-annually
March 18, 2021	$1,250	3/18/2024	SOFR + 0.500%	Quarterly
March 18, 2021	$1,500	3/18/2024	0.750%	Semi-annually
March 18, 2021	$1,250	3/20/2028	2.000%	Semi-annually
May 13, 2021	$500	5/13/2026	SOFR + 0.520%	Quarterly
May 13, 2021	$1,000	5/13/2026	1.150%	Semi-annually
May 13, 2021	$750	5/13/2031	2.300%	Semi-annually
August 26, 2021	$850	12/1/2031	1.950%	Semi-annually
March 3, 2022	$500	3/3/2027	SOFR + 1.050%	Quarterly
March 3, 2022	$1,500	3/3/2027	2.450%	Semi-annually
March 3, 2022	$1,000	3/3/2032	2.900%	Semi-annually

During the third quarter of 2021, we completed a debt exchange offer related to certain senior notes issued by TDA Holding for an equivalent amount of senior notes issued by CSC. For further discussion of the exchange, see Item 8 – Note 13.

Equity Issuances and Redemptions

CSC’s preferred stock issued and net proceeds for 2022, 2021, and 2020 are shown below:

	Date Issued and Sold	Net Proceeds
Series G	April 30, 2020	$2,470
Series H	December 11, 2020	$2,470
Series I	March 18, 2021	$2,222
Series J	March 30, 2021	$584
Series K	March 4, 2022	$740

On June 1, 2021, the Company redeemed all of the outstanding shares of its 6.00% Non-Cumulative Perpetual Preferred Stock, Series C, and the corresponding depositary shares. The depositary shares were redeemed at a redemption price of $25 per depositary share for a total of $600 million. The redemption was funded with the net proceeds from the Series J preferred stock offering. On November 1, 2022, the Company redeemed all of the outstanding shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A at a redemption price of $1,000 per share for a total of $400 million. On December 1, 2022, the Company redeemed all of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, and the corresponding depositary shares. The depositary shares were redeemed at a redemption price of $1,000 per depositary share for a total of $600 million.

For further discussion, see Item 8 – Note 13 for the Company’s outstanding debt and borrowing facilities and Item 8 – Note 19 for equity outstanding balances, issuances, and redemptions.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2022 include credit-related financial instruments, representing our banking subsidiaries’ commitments to extend credit to banking clients, purchase mortgage loans, and fund CRA investments; payments on short-term borrowings and long-term debt; purchase obligations for services such as advertising and marketing, telecommunications, hardware- and software-related agreements, and professional services; and lease payments including legally-binding minimum lease payments for leases signed but not yet commenced. For information on our contractual

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

obligations for credit-related financial instruments, short-term borrowings and long-term debt, and leases, see Part II, Item 8 – Notes 15, 13, and 14, respectively. As of December 31, 2022, the Company had total short-term purchase obligations of $562 million and total long-term purchase obligations of $510 million.

Schwab also enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 8 – Notes 7, 11, 13, 15, and 17. Pursuant to the IDA agreement, certain brokerage client deposits are required to be swept off-balance sheet to the TD Depository Institutions. See Item 8 – Note 15 for additional information on the IDA agreement.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including anticipated balance sheet growth inclusive of migration of IDA balances (see further discussion below), providing financial support to our subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to our banking subsidiaries. Schwab also seeks to return excess capital to stockholders. We may return excess capital through such activities as dividends, repurchases of common shares, preferred stock redemptions, and repurchases of our preferred stock represented by depositary shares. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets.

To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios. Internal guidelines are set, for both CSC and its regulated subsidiaries, to ensure capital levels are in line with our strategy and regulatory requirements. Capital forecasts are reviewed monthly at Asset-Liability Management and Pricing Committee and Financial Risk Oversight Committee meetings. A number of early warning indicators are monitored to help identify potential problems that could impact capital. In addition, we monitor the subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries is transferred to CSC in the form of dividends and returns of capital. At the banking subsidiaries, dividends and returns of capital are managed with consideration of minimum tangible common equity levels and sufficient capital above regulatory capital requirements. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

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

For additional information, see Business – Regulation in Part I, Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for our banking subsidiaries and to provide financial assistance if our banking subsidiaries experience financial distress. Schwab is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%, and we have a long-term operating objective. In the third quarter of 2022, the Company lowered its long-term operating objective for the consolidated Tier 1 Leverage Ratio down 25 basis points from 6.75%-7.00% to 6.50%-6.75%. Due to the relatively low risk of our balance sheet assets and risk-based capital ratios at CSC and CSB that are well in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain a ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2022, CSB is considered well capitalized.

Our banking subsidiaries are required to provide notice to, and may be required to obtain approval from, the Federal Reserve and the banking subsidiaries’ state regulators in order to declare and pay dividends to CSC. In 2023, we expect to be required to obtain approval from the Federal Reserve for our banking subsidiaries to declare and pay dividends in excess of the amount of recent net income and retained earnings.

As broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc., are subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to CSC and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2022, CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Note 23 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries.

The following table details the capital ratios for CSC consolidated and CSB:

December 31,	2022		2021
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$36,608	$7,664	$56,261	$27,035
Less:
Preferred stock	9,706	—	9,954	—
Common Equity Tier 1 Capital before regulatory adjustments	$26,902	$7,664	$46,307	$27,035
Less:
Goodwill, net of associated deferred tax liabilities	$11,816	$13	$11,857	$13
Other intangible assets, net of associated deferred tax liabilities	7,079	—	7,579	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	37	35	13	12
AOCI adjustment (1)	(22,620)	(19,680)	(1,109)	(1,004)
Common Equity Tier 1 Capital	$30,590	$27,296	$27,967	$28,014
Tier 1 Capital	$40,296	$27,296	$37,921	$28,014
Total Capital	40,376	27,370	37,950	28,033
Risk-Weighted Assets	139,657	99,631	141,969	104,409
Total Leverage Exposure	566,809	375,846	614,466	400,532
Common Equity Tier 1 Capital/Risk-Weighted Assets	21.9%	27.4%	19.7%	26.8%
Tier 1 Capital/Risk-Weighted Assets	28.9%	27.4%	26.7%	26.8%
Total Capital/Risk-Weighted Assets	28.9%	27.5%	26.7%	26.8%
Tier 1 Leverage Ratio	7.2%	7.3%	6.2%	7.1%
Supplementary Leverage Ratio	7.1%	7.3%	6.2%	7.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 7.2% at December 31, 2022 from 6.2% at year-end 2021. This increase resulted primarily from lower bank deposits and payables to brokerage clients, which decreased by a total of $105.3 billion, or 18%, in 2022 due to client cash allocation decisions resulting from the rising interest rate environment; strength in earnings in 2022; and our March 2022 issuance of Series K preferred stock. Partially offsetting these factors were

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

common stock repurchases of $3.4 billion and $1.0 billion in preferred stock redemptions. CSB’s Tier 1 Leverage Ratio also increased from year-end 2021, ending 2022 at 7.3%.

In January and November of 2022, the Company transferred investment securities from the AFS category to the HTM category, with aggregate fair values of $108.8 billion and $79.8 billion, respectively, and net unrealized losses at the time of transfer of $2.4 billion and $15.8 billion, respectively. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized gains and losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to net income.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the IDA agreement. During 2022 and 2021, Schwab moved net amounts of $13.7 billion and $10.1 billion, respectively, of IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 8 – Note 15 for further information on the IDA agreement.

Dividends

Since the initial dividend in 1989, and as of December 31, 2022, CSC has paid 135 consecutive quarterly dividends and has increased the quarterly dividend rate 27 times, resulting in a 20% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common and nonvoting common stock cash dividend at approximately 20% to 30% of net income.

The Board of Directors of the Company declared quarterly cash dividend increases per common share during 2022 as shown below:

Date of Declaration	Quarterly Cash Increase Per Common Share	% Increase	New Quarterly Dividend Per Common Share
January 26, 2022	$.02	11%	$.20
July 27, 2022	.02	10%	.22

In addition, on January 26, 2023, the Board of Directors of the Company declared a three cent, or 14%, increase in the quarterly cash dividend to $.25 per common share.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s cash dividends paid and per share amounts:

Year Ended December 31,	2022		2021
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,591	$.84	$1,366	$.72
Preferred Stock:
Series A (1)	33	82.73	28	70.00
Series C (2)	N/A	N/A	18	30.00
Series D (3)	45	59.52	45	59.52
Series E (4)	37	6,161.42	28	4,625.00
Series F (5)	25	5,000.00	25	5,000.00
Series G (3)	134	5,375.00	134	5,375.00
Series H (6)	100	4,000.00	97	3,888.89
Series I (7)	90	4,000.00	63	2,811.11
Series J (8)	27	44.52	18	29.80
Series K (9)	28	3,708.33	N/A	N/A
(1) Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(2) Series C was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(3) Dividends paid quarterly.
(4) Series E was redeemed on December 1, 2022. Prior to redemption, dividends were paid semi-annually until March 1, 2022 and quarterly thereafter. The final dividend was paid on December 1, 2022.
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
N/A Not applicable.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization of up to $4.0 billion of common stock and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The new share repurchase authorization does not have an expiration date. On August 1, 2022, CSC purchased, directly from an affiliate of TD Bank, 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s new share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022. CSC repurchased an additional 32 million shares of its common stock under the new authorization for $2.4 billion during the year ended December 31, 2022. There were no repurchases of CSC’s common stock under the terminated authorization during the years ended December 31, 2022 and 2021.

As of December 31, 2022, $11.6 billion remained on the new authorization. Beginning in 2023, share repurchases, net of issuances, are subject to a nondeductible 1% excise tax which we expect to recognize as a direct and incremental cost associated with these transactions. For repurchases of common stock, we expect the tax will be recorded as part of the cost basis of the treasury stock repurchased, resulting in no income statement impact.

FOREIGN EXPOSURE

At December 31, 2022, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At December 31, 2022, the fair value of these holdings totaled $16.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $4.8 billion, and Canada at $1.7 billion. At December 31, 2021, the fair value of these holdings totaled $12.5 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.2 billion, France at $3.9 billion, and Sweden at $754 million. In addition, Schwab had outstanding margin loans to foreign residents of $2.5 billion and $3.3 billion at December 31, 2022 and 2021, respectively.

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

While the majority of the revenues, expenses, assets, and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on Schwab’s financial position and financial results. These critical accounting estimates are described below. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy.

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

Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that impacts the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company. See Item 8 – Note 22 for more information on the Company’s income taxes.

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

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires us to make significant estimates and assumptions as we exercise judgement to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Item 8 – Note 2. One of our reporting units has an immaterial amount of goodwill. The results of the 2022 annual goodwill impairment testing for our other two reporting units indicated that the estimated fair values substantially exceeded their carrying amounts.

NON-GAAP FINANCIAL MEASURES

In addition to disclosing financial results in accordance with generally accepted accounting principles in the U.S. (GAAP), Management’s Discussion and Analysis of Financial Condition and Results of Operations contains references to the non-GAAP financial measures described below. We believe these non-GAAP financial measures provide useful supplemental information about the financial performance of the Company, and facilitate meaningful comparison of Schwab’s results in the current period to both historic and future results. These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may not be comparable to non-GAAP financial measures presented by other companies.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Year Ended December 31,
	2022	2021	2020
Total expenses excluding interest (GAAP)	$11,374	$10,807	$7,391
Acquisition and integration-related costs (1)	(392)	(468)	(442)
Amortization of acquired intangible assets	(596)	(615)	(190)
Adjusted total expenses (non-GAAP)	$10,386	$9,724	$6,759
(1) Acquisition and integration-related costs for 2022 primarily consist of $220 million of compensation and benefits, $140 million of professional services, and $21 million of occupancy and equipment. Acquisition and integration-related costs for 2021 primarily consist of $283 million of compensation and benefits, $132 million of professional services, and $39 million of occupancy and equipment. Acquisition and integration-related costs for 2020 primarily consist of $235 million of compensation and benefits, $158 million of professional services, and $30 million of other expense.

	Year Ended December 31,
	2022		2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$6,635	$3.50	$5,360	$2.83	$3,043	$2.12
Acquisition and integration-related costs	392.21		468.25		442.31
Amortization of acquired intangible assets	596.31		615.32		190.13
Income tax effects (1)	(237)	(.12)	(268)	(.15)	(154)	(.11)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$7,386	$3.90	$6,175	$3.25	$3,521	$2.45
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Year Ended December 31,
	2022	2021	2020
Return on average common stockholders’ equity (GAAP)	18%	11%	9%
Average common stockholders’ equity	$36,605	$47,318	$33,640
Less: Average goodwill	(11,952)	(11,952)	(6,590)
Less: Average acquired intangible assets — net	(9,084)	(9,685)	(5,059)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,870	1,919	1,005
Average tangible common equity	$17,439	$27,600	$22,996
Adjusted net income available to common stockholders (1)	$7,386	$6,175	$3,521
Return on tangible common equity (non-GAAP)	42%	22%	15%
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

THE CHARLES SCHWAB CORPORATION

Item 8.     Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2022	2021	2020
Net Revenues
Interest revenue	$12,227	$8,506	$6,531
Interest expense	(1,545)	(476)	(418)
Net interest revenue	10,682	8,030	6,113
Asset management and administration fees (1)	4,216	4,274	3,475
Trading revenue	3,673	4,152	1,416
Bank deposit account fees	1,409	1,315	355
Other	782	749	332
Total net revenues	20,762	18,520	11,691
Expenses Excluding Interest
Compensation and benefits	5,936	5,450	3,954
Professional services	1,032	994	843
Occupancy and equipment	1,175	976	703
Advertising and market development	419	485	326
Communications	588	587	353
Depreciation and amortization	652	549	414
Amortization of acquired intangible assets	596	615	190
Regulatory fees and assessments	262	275	163
Other	714	876	445
Total expenses excluding interest	11,374	10,807	7,391
Income before taxes on income	9,388	7,713	4,300
Taxes on income	2,205	1,858	1,001
Net Income	7,183	5,855	3,299
Preferred stock dividends and other	548	495	256
Net Income Available to Common Stockholders	$6,635	$5,360	$3,043
Weighted-Average Common Shares Outstanding:
Basic	1,885	1,887	1,429
Diluted	1,894	1,897	1,435
Earnings Per Common Shares Outstanding (2):
Basic	$3.52	$2.84	$2.13
Diluted	$3.50	$2.83	$2.12
(1) Includes fee waivers of $57 million, $326 million, and $127 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Notes 19 and 25 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2022	2021	2020
Net income	$7,183	$5,855	$3,299
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	(29,100)	(8,521)	6,961
Reclassification of net unrealized loss transferred to held to maturity	18,228	—	—
Other reclassifications included in other revenue	9	(4)	(4)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	(18,228)	—	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	707	—	—
Other	60	(11)	8
Other comprehensive income (loss), before tax	(28,324)	(8,536)	6,965
Income tax effect	6,812	2,033	(1,659)
Other comprehensive income (loss), net of tax	(21,512)	(6,503)	5,306
Comprehensive Income (Loss)	$(14,329)	$(648)	$8,605

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2022	2021
Assets
Cash and cash equivalents	$40,195	$62,975
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $12,159 and $13,096 at December 31, 2022 and 2021, respectively)	42,983	53,949
Receivables from brokerage clients — net	66,591	90,565
Available for sale securities (amortized cost of $160,162 and $391,482 at December 31, 2022 and 2021, respectively; including assets pledged of $41 at December 31, 2022)	147,871	390,054
Held to maturity securities (including assets pledged of $4,522 at December 31, 2022)	173,074	—
Bank loans — net	40,505	34,636
Equipment, office facilities, and property — net	3,714	3,442
Goodwill	11,951	11,952
Acquired intangible assets — net	8,789	9,379
Other assets	16,099	10,318
Total assets	$551,772	$667,270
Liabilities and Stockholders’ Equity
Bank deposits	$366,724	$443,778
Payables to brokerage clients	97,438	125,671
Accrued expenses and other liabilities	13,124	17,791
Short-term borrowings	17,050	4,855
Long-term debt	20,828	18,914
Total liabilities	515,164	611,009
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,850 and $10,100 at December 31, 2022 and 2021, respectively	9,706	9,954
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 and 1,994,895,180 shares issued at December 31, 2022 and 2021, respectively	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 and 79,293,695 shares issued at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	27,075	26,741
Retained earnings	31,066	25,992
Treasury stock, at cost — 221,033,042 and 180,959,274 shares at December 31, 2022 and 2021, respectively	(8,639)	(5,338)
Accumulated other comprehensive income (loss)	(22,621)	(1,109)
Total stockholders’ equity	36,608	56,261
Total liabilities and stockholders’ equity	$551,772	$667,270

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Nonvoting Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock					Retained Earnings	Treasury Stock, at cost
		Shares	Amount	Shares	Amount					Total
Balance at December 31, 2019	$2,793	1,488	$15	—	$—	$4,656	$19,960	$(5,767)	$88	$21,745
Net income	—	—	—	—	—	—	3,299	—	—	3,299
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	5,306	5,306
Acquisition of TD Ameritrade	—	509	5	77	1	21,757	—	(5)	—	21,758
Issuance of preferred stock, net	4,940	—	—	—	—	—	—	—	—	4,940
Dividends declared on preferred stock	—	—	—	—	—	—	(240)	—	—	(240)
Dividends declared on common stock — $.72 per share	—	—	—	—	—	—	(1,040)	—	—	(1,040)
Stock option exercises and other	—	—	—	—	—	(121)	—	200	—	79
Share-based compensation	—	—	—	—	—	192	—	—	—	192
Other	—	(2)	—	2	—	31	(4)	(6)	—	21
Balance at December 31, 2020	7,733	1,995	20	79	1	26,515	21,975	(5,578)	5,394	56,060
Net income	—	—	—	—	—	—	5,855	—	—	5,855
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(6,503)	(6,503)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(456)	—	—	(456)
Dividends declared on common stock — $.72 per share	—	—	—	—	—	—	(1,367)	—	—	(1,367)
Stock option exercises and other	—	—	—	—	—	(84)	—	305	—	221
Share-based compensation	—	—	—	—	—	229	—	—	—	229
Other	—	—	—	—	—	81	—	(65)	—	16
Balance at December 31, 2021	9,954	1,995	20	79	1	26,741	25,992	(5,338)	(1,109)	56,261
Net income	—	—	—	—	—	—	7,183	—	—	7,183
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(21,512)	(21,512)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Redemption of preferred stock	(988)	—	—	—	—	—	(12)	—	—	(1,000)
Dividends declared on preferred stock	—	—	—	—	—	—	(505)	—	—	(505)
Dividends declared on common stock — $.84 per share	—	—	—	—	—	—	(1,592)	—	—	(1,592)
Repurchase of common stock	—	—	—	—	—	—	—	(2,435)	—	(2,435)
Repurchase of nonvoting common stock	—	15	—	(15)	—	—	—	(1,000)	—	(1,000)
Conversion of nonvoting common stock to common stock	—	13	—	(13)	—	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(124)	—	188	—	64
Share-based compensation	—	—	—	—	—	348	—	—	—	348
Other	—	—	—	—	—	110	—	(54)	—	56
Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2022	2021	2020
Cash Flows from Operating Activities
Net income	$7,183	$5,855	$3,299
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	366	254	204
Depreciation and amortization	652	549	414
Amortization of acquired intangible assets	596	615	190
Provision (benefit) for deferred income taxes	(18)	53	(138)
Premium amortization, net, on available for sale and held to maturity securities	1,375	2,346	1,586
Other	490	372	349
Net change in:
Investments segregated and on deposit for regulatory purposes	(874)	(3,398)	(10,208)
Receivables from brokerage clients	23,947	(26,168)	(14,609)
Other assets	99	(1,152)	4
Payables to brokerage clients	(28,233)	21,470	22,909
Accrued expenses and other liabilities	(3,526)	1,322	2,852
Net cash provided by (used for) operating activities	2,057	2,118	6,852
Cash Flows from Investing Activities
Purchases of available for sale securities	(51,009)	(171,732)	(202,171)
Proceeds from sales of available for sale securities	24,704	13,306	4,801
Principal payments on available for sale securities	49,944	94,912	63,247
Principal payments on held to maturity securities	15,712	—	—
Net change in bank loans	(5,788)	(10,845)	(5,675)
Cash acquired in acquisitions, net of cash paid	—	—	14,748
Purchases of equipment, office facilities, and property	(971)	(916)	(631)
Purchases of Federal Home Loan Bank stock	(518)	—	(26)
Proceeds from sales of Federal Home Loan Bank stock	19	—	32
Purchases of Federal Reserve stock	(106)	(245)	(191)
Proceeds from sales of Federal Reserve stock	197	—	—
Other investing activities	(136)	(143)	15
Net cash provided by (used for) investing activities	32,048	(75,663)	(125,851)
Cash Flows from Financing Activities
Net change in bank deposits	(77,054)	85,756	137,928
Proceeds from commercial paper and secured lines of credit	1,900	11,107	1,234
Repayments of commercial paper and secured lines of credit	(6,511)	(6,255)	(1,234)
Net change in other short-term borrowings	16,802	—	—
Issuances of long-term debt	2,971	7,036	3,070
Repayments of long-term debt	(1,036)	(1,822)	(700)
Repurchases of common stock and nonvoting common stock	(3,395)	—	—
Net proceeds from preferred stock offerings	740	2,806	4,940
Redemption of preferred stock	(1,000)	(600)	—
Dividends paid	(2,110)	(1,822)	(1,280)
Proceeds from stock options exercised	64	221	79
Other financing activities	(94)	(104)	(55)
Net cash provided by (used for) financing activities	(68,723)	96,323	143,982
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(34,618)	22,778	24,983
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	93,338	70,560	45,577
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$58,720	$93,338	$70,560

Continued on following page.

THE CHARLES SCHWAB CORPORATION

Continued from previous page.

Year Ended December 31,	2022	2021	2020
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from held to maturity to available for sale, at fair value	$—	$—	$136,099
Securities transferred from available for sale to held to maturity, at fair value	$188,555	$—	$—
Changes in accrued equipment, office facilities, and property purchases	$(19)	$125	$110
Acquisition of TD Ameritrade	$—	$—	$21,758
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$40	—	$—
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$1,355	$501	$434
Income taxes	$2,130	$2,053	$803
Amounts included in the measurement of lease liabilities	$228	$212	$163
Leased assets obtained in exchange for new operating lease liabilities	$274	$89	$160
Leased assets obtained in exchange for new finance lease liabilities	$4	$109	$—

December 31,	2022	2021	2020
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$40,195	$62,975	$40,348
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	18,525	30,363	30,212
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$58,720	$93,338	$70,560
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

2.    Summary of Significant Accounting Policies

Revenue recognition

Net interest revenue
Net interest revenue is not within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), because it is generated from financial instruments covered by various other areas of GAAP. Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources. Our primary interest-earning assets include cash and cash equivalents; segregated cash and investments; margin loans; investment securities; and bank loans. Fees earned and incurred on securities borrowing and lending activities, which are conducted by the Company’s broker-dealer subsidiaries on assets held in client brokerage accounts, are also included in interest revenue and expense.

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

Trading revenue

Trading revenue is primarily generated through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs, as well as order flow revenue. Commissions revenue is earned when the trades are executed and collected when the trades are settled. Order flow revenue is comprised of payments received from trade execution venues to which our broker-dealer subsidiaries send equity and option orders. Order flow revenue is recognized when the trades are executed and is collected on a monthly or quarterly basis.

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

Other revenue

Other revenue includes exchange processing fees, service fees, and other gains and losses from the sale of assets. Generally, the most significant portion of other revenue is exchange processing fees, which are comprised of fees the Company’s broker-dealer subsidiaries charge clients to offset the exchange processing fees imposed on us by third-parties. Exchange processing fees are earned and collected when the trade is executed and are recognized gross of amounts remitted to the third-parties, which are included in other expenses.

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

Cash and investments segregated and on deposit for regulatory purposes

Pursuant to the Customer Protection Rule and other applicable regulations, Schwab maintains cash or qualified securities in segregated reserve accounts for the exclusive benefit of clients. Cash and investments segregated and on deposit for regulatory purposes include resale agreements, certificates of deposit, and U.S. Government securities. See Resale and repurchase agreements below in this Note 2 for further information on the resale agreements. Certificates of deposit and U.S. Government securities are recorded at fair value and unrealized gains and losses are included in earnings.

Receivables from brokerage clients

Receivables from brokerage clients include margin loans and other trading receivables from brokerage clients. Margin loans are collateralized by client securities and are carried at the amount receivable, net of an allowance for credit losses. Collateral is required to be maintained at specified minimum levels at all times. The Company monitors margin levels and requires clients to provide additional collateral, or reduce margin positions, to meet minimum collateral requirements if the fair value of the collateral changes. Schwab applies the practical expedient based on collateral maintenance provisions under ASC 326 Financial Instruments – Credit Losses (ASC 326), in estimating an allowance for credit losses for margin loans. This practical expedient can be applied for financial assets with collateral maintenance provisions requiring the borrower to continually adjust the amount of the collateral securing the financial assets as a result of fair value changes in the collateral. In accordance with the practical expedient, when the Company reasonably expects that borrowers (or counterparties, as applicable) will replenish the collateral as required, there is no expectation of credit losses when the collateral’s fair value is greater than the amortized cost of the financial asset. If the amortized cost exceeds the fair value of collateral, then credit losses are estimated only on the unsecured portion. An allowance for credit losses on unsecured or partially secured receivables from brokerage clients is estimated based on the aging of those receivables. Unsecured balances due to confirmed fraud are reserved immediately. The Company’s policy is to charge off any unsecured margin loans, including the accrued interest on such loans, no later than at 90 days past due. Accrued interest charged off is recognized as credit loss expense and is included in other expenses in the consolidated statements of income. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in accordance with federal regulations. The collateral is not reflected in the consolidated financial statements.

Other securities owned at fair value

Other securities owned are included in other assets on the consolidated balance sheets and recorded at fair value based on quoted market prices or other observable market data. Unrealized gains and losses are included in earnings. Client-held fractional shares are included in other securities owned for client positions for which off-balance sheet treatment pursuant to ASC 940 Financial Services – Brokers and Dealers is not applicable and the derecognition criteria in ASC 860 Transfers and Servicing, are not met. These client-held fractional shares have related repurchase liabilities that are accounted for at fair value with unrealized gains and losses included in earnings. See Fair values of assets and liabilities below in this Note 2 for further information on these repurchase liabilities.

Investment securities

AFS investment securities are recorded at fair value and unrealized gains and losses, other than losses related to credit factors, are reported, net of taxes, in AOCI included in stockholders’ equity. HTM investment securities are recorded at amortized cost, net of any allowance for credit losses, based on the Company’s positive intent and ability to hold these securities to maturity. Realized gains and losses from sales of AFS investment securities are determined using the specific-identification method and are included in other revenue. Interest income on investment securities is recognized using the effective interest method based on the contractual terms of the security. Where applicable, prepayments are accounted for as they occur (i.e., prepayments are not estimated). Accrued interest receivable for AFS and HTM investment securities are included in other assets in the Company’s consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

An AFS investment security is impaired if the fair value of the security is less than its amortized cost basis. Management evaluates AFS investment securities with unrealized losses to determine whether the security’s impairment has resulted from a credit loss or other factors. This evaluation is performed quarterly on an individual security basis.

The evaluation of whether the AFS security impairment has resulted from a credit loss is inherently judgmental. This evaluation considers multiple factors including: the financial condition of the issuer; the payment structure of the security; external credit ratings; our internal credit ratings; the security’s market implied credit spread; for asset-backed securities, the amount of credit support provided by the structure of the security to absorb credit losses on the underlying collateral; recent events specific to the issuer and the issuer’s industry; and whether all scheduled principal and interest payments have been received.

If management determines that the impairment of an AFS investment security (or a portion of the impairment) is related to credit losses, an allowance for credit losses is recorded for that security through a charge to earnings. The allowance for credit losses on AFS investment securities is measured as the difference between the amortized cost and the present value of expected cash flows and is limited to the difference between amortized cost and the fair value of the security. The Company estimates credit losses on a discounted cash flow basis using the security’s effective interest rate. If it is determined that the Company intends to sell the impaired security or if it is more likely than not that the Company will be required to sell the security before any anticipated recovery of the amortized cost basis, any allowance for credit losses of that security will be written off and the amortized cost basis of the security will be written down to fair value with any incremental impairment recorded through earnings.

The Company separately evaluates its HTM investment securities for any expected credit losses. If HTM investment securities share risk characteristics, management evaluates those securities on a collective basis. An allowance for credit losses is recorded through a charge to earnings based on an estimate of current expected credit losses over the remaining expected lives of the HTM investment securities. Management reviews the allowance for credit losses quarterly, taking into consideration current conditions, reasonable and supportable forecasts, past events, and historical experience that affect the expected collectability of the reported amounts.

For the purposes of identifying and measuring impairment of AFS investment securities and for the purposes of estimating the allowance for credit losses on all investment securities, the Company excludes accrued interest from the amortized cost basis and when applicable, the fair value, of investment securities. Changes in the allowance for credit losses on investment securities are recorded through earnings in the period of the change.

For some of the AFS and HTM investment securities the Company has an expectation that nonpayment of the amortized cost basis is zero based on a long history with no credit losses and considering current conditions and reasonable and supportable forecasts. This applies to a limited set of securities that are guaranteed by the U.S. Treasury, U.S. government agencies, and sovereign entities of high credit quality. The expectation that nonpayment of the amortized cost basis is zero is continually reevaluated.

AFS and HTM investment securities are placed on nonaccrual status on a timely basis and any accrued interest receivable is reversed through interest income.

Resale and repurchase agreements

Resale and repurchase agreements are accounted for as collateralized financing transactions with a receivable or payable recorded at their contractual amounts plus accrued interest. Schwab’s resale agreements are typically collateralized by U.S. Government and agency securities and the receivable is included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets. Securities received under resale agreements are not recorded on the consolidated balance sheets. Securities transferred to counterparties under repurchase agreements continue to be recognized on the Company’s consolidated balance sheets in the respective financial statement line item and at the respective measurement basis. Payables for repurchase agreements are included in short-term borrowings on the consolidated balance sheets. The Company monitors its collateral requirements under these agreements daily and collateral is adjusted to ensure full collateralization. Interest received or paid is recorded in interest revenue or interest expense, respectively. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for resale agreements.

Securities borrowed and securities loaned

Securities borrowing and lending transactions are accounted for as collateralized financing transactions. Securities borrowed transactions require Schwab to deliver cash to the lender in exchange for securities; the receivables from these transactions are

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

included in other assets on the consolidated balance sheets. For securities loaned, Schwab receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned; the payables from these transactions are included in accrued expenses and other liabilities on the consolidated balance sheets. The market value of securities borrowed and loaned is monitored and collateral is adjusted to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for securities borrowed receivables.

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

Loan charge-offs

The Company charges off a loan in the period that it is deemed uncollectible and records a reduction in the allowance for credit losses and the loan balance. Our charge-off policy for First Mortgage and HELOC loans is to assess the value of the property when the loan has been delinquent for 180 days or has been discharged in bankruptcy proceedings, regardless of whether the property is in foreclosure, and charge off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. The Company’s policy for PALs is to charge off any unsecured balances no later than at 90 days past due.

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

Leases

Leases primarily consist of operating leases for corporate offices, branch locations, and server equipment. We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has also elected to not record leases acquired in a business combination on the balance sheet if the remaining term as of the acquisition date is 12 months or less. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At the commencement date, we determine classification as either an operating lease or finance lease and the ROU asset and lease liability is recognized based on the present value of lease payments over the lease term. The lease liability may include payments that depend on a rate or index (such as the Consumer Price Index), measured using the rate or index at the commencement date. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable. These payments are not recognized as part of the lease liability and are expensed in the period incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The amortization of finance lease ROU assets and the interest expense on finance lease liabilities are recognized over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

We have lease agreements with lease and non-lease components. For the majority of our leases (real estate leases), the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. We have not elected the practical expedient for equipment leases and account for lease and non-lease components separately for that class of leases.

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

Share-based compensation

Share-based compensation includes employee and board of director stock options and restricted stock units. Schwab measures compensation expense for these share-based payment arrangements based on their estimated fair values as of the grant date. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. Share-based compensation expense is based on options or units expected to vest and therefore is reduced for estimated forfeitures. Per the Company’s accounting policy election, forfeitures are estimated at the time of grant and reviewed annually based on the Company’s historical forfeiture experience. Share-based compensation expense is adjusted in subsequent periods if actual forfeitures differ from estimated forfeitures. For share-based payment awards with performance conditions, management assesses and estimates their expected level of achievement. Share-based compensation expense is recognized based on the level of achievement deemed probable and changes in the estimated outcome are reflected as a cumulative adjustment to expense in the period of the change in estimate. The excess tax benefits or deficiencies from the exercise of stock options and the vesting of restricted stock units are recorded in taxes on income.

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

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include: certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, AFS securities, certain other assets, and accrued expenses and other liabilities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets, and we generally obtain prices from three independent third-party pricing sources for such assets recorded at fair value.

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
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

New Accounting Standards

Adoption of New Accounting Standards

No new accounting standards that are material to the Company were adopted during the year ended December 31, 2022.

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

		January 1, 2023	The Company adopted this guidance prospectively on January 1, 2023. As such, there was no impact to the Company’s consolidated financial statements upon initial adoption. Adopting this guidance changed the Company’s accounting treatment for the loan modifications in scope of ASU 2022-02 prospectively from the adoption date. The Company’s vintage disclosures in Note 7, Bank Loans and Related Allowance for Credit Losses, will be updated prospectively to include gross write offs.

3.    Business Acquisitions

TD Ameritrade

On October 6, 2020, Schwab completed its acquisition of TD Ameritrade for $21.8 billion in stock. As a result of the acquisition, TDA Holding became a wholly-owned subsidiary of CSC. TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending; and futures and foreign exchange trade execution services.

In exchange for each share of TD Ameritrade common stock, TD Ameritrade stockholders received 1.0837 shares of CSC common stock, except for TD Bank and its affiliates which received a portion in nonvoting common stock. In connection with the transaction, Schwab issued approximately 586 million common shares to TD Ameritrade stockholders consisting of approximately 509 million shares of common stock and approximately 77 million shares of nonvoting common stock. For further details on nonvoting common stock, see Note 19.

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

The following table summarizes the purchase price, fair values of the assets acquired and liabilities assumed, and resulting goodwill as of the October 6, 2020 acquisition date:

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

In connection with the TD Ameritrade acquisition, the Company incurred various professional fees and other costs such as advisory, legal, and accounting fees. In total, the Company incurred acquisition costs of $56 million for the year ended December 31, 2020, which are primarily included in professional services on the consolidated statement of income.

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

The following table summarizes the purchase price, fair values of the assets acquired and liabilities assumed, and resulting goodwill as of the May 26, 2020 acquisition date, adjusted for the post-closing adjustments described above:

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

Goodwill of $472 million, primarily attributable to the additional scale and anticipated synergies from the USAA-IMCO acquisition, was assigned to the Investor Services segment and is deductible for tax purposes.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

In connection with the acquisition, the Company agreed to reimburse USAA for certain contract termination and other fees and severance costs incurred by USAA. These costs totaled $21 million for the year ended December 31, 2020 and are included in other expense on the consolidated statements of income. Additionally, the Company incurred various professional fees and other costs related to the USAA-IMCO acquisition, such as advisory, legal, and accounting fees. In total, the Company incurred acquisition costs of $54 million for the year ended December 31, 2020, which are primarily included in professional services, other expense, and compensation and benefits on the consolidated statement of income.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the TD Ameritrade and USAA-IMCO acquisitions had occurred on January 1, 2019. The unaudited pro forma results reflect after-tax adjustments for acquisition costs, amortization and depreciation of acquired intangible and tangible assets, the impact of the amended IDA agreement which reduced the service fee on client cash deposits held at the TD Depository Institutions to 15 basis points from the 25 basis points paid by TD Ameritrade under its previous IDA agreement, and other immaterial adjustments for the effects of purchase accounting, and do not reflect potential revenue growth or cost savings that may be realized as a result of the acquisitions. In accordance with ASC 805 Business Combinations, pro forma net income for the year ended December 31, 2020 excludes after-tax acquisition costs for both Schwab and the acquirees of $156 million.

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of future operations or results had the TD Ameritrade and USAA-IMCO acquisitions been completed as of January 1, 2019.

Year Ended December 31,

2020
Total net revenues	$16,617
Net income available to common stockholders	4,617

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2022	2021	2020
Net interest revenue
Cash and cash equivalents	$812	$40	$120
Cash and investments segregated	691	24	141
Receivables from brokerage clients	3,321	2,455	848
Available for sale securities	4,139	4,641	4,537
Held to maturity securities	1,688	—	—
Bank loans	1,083	620	545
Securities lending revenue	471	720	334
Other interest revenue	22	6	6
Interest revenue	12,227	8,506	6,531
Bank deposits	(723)	(54)	(93)
Payables to brokerage clients	(123)	(9)	(12)
Short-term borrowings	(154)	(9)	—
Long-term debt	(498)	(384)	(289)
Securities lending expense	(48)	(24)	(33)
Other interest expense	1	4	9
Interest expense	(1,545)	(476)	(418)
Net interest revenue	10,682	8,030	6,113
Asset management and administration fees
Mutual funds, ETFs, and CTFs	2,055	1,961	1,770
Advice solutions	1,854	1,993	1,443
Other	307	320	262
Asset management and administration fees	4,216	4,274	3,475
Trading revenue
Commissions	1,787	2,050	739
Order flow revenue	1,738	2,053	621
Principal transactions	148	49	56
Trading revenue	3,673	4,152	1,416
Bank deposit account fees	1,409	1,315	355
Other	782	749	332
Total net revenues	$20,762	$18,520	$11,691

For a summary of revenue provided by our reportable segments, see Note 24. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.    Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2022	2021
Receivables
Margin loans	$63,065	$87,365
Other brokerage receivables	3,526	3,200
Receivables from brokerage clients — net (1)	$66,591	$90,565
Payables
Interest-bearing payables	$81,583	$107,551
Non-interest-bearing payables	15,855	18,120
Payables to brokerage clients	$97,438	$125,671
(1) The allowance for credit losses for receivables from brokerage clients and related activity was immaterial for all periods presented.

At December 31, 2022 and 2021, approximately 17% of total CS&Co and TD Ameritrade, Inc. client accounts were located in California.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$85,994	$—	$8,306	$77,688
U.S. Treasury securities	41,879	—	1,877	40,002
Asset-backed securities (1)	13,672	—	649	13,023
Corporate debt securities (2)	13,830	—	1,275	12,555
Certificates of deposit	2,245	—	14	2,231
Foreign government agency securities	1,033	—	64	969
U.S. state and municipal securities	713	—	75	638
Non-agency commercial mortgage-backed securities	473	—	23	450
Other	323	—	8	315
Total available for sale securities (3)	$160,162	$—	$12,291	$147,871
Held to maturity securities
U.S. agency mortgage-backed securities	$173,074	$1,442	$15,580	$158,936
Total held to maturity securities	$173,074	$1,442	$15,580	$158,936

December 31, 2021
Available for sale securities
U.S. agency mortgage-backed securities	$335,803	$3,141	$4,589	$334,355
U.S. Treasury securities	21,394	13	125	21,282
Asset-backed securities (1)	17,547	79	80	17,546
Corporate debt securities (2)	12,310	143	109	12,344
U.S. state and municipal securities	1,611	81	5	1,687
Non-agency commercial mortgage-backed securities	1,170	20	—	1,190
Certificates of deposit	1,000	—	1	999
Foreign government agency securities	425	—	—	425
Commercial paper	200	—	—	200
Other	22	4	—	26
Total available for sale securities	$391,482	$3,481	$4,909	$390,054
(1) Approximately 57% and 58% of asset-backed securities held as of December 31, 2022 and 2021, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 18% and 30% of the asset-backed securities held as of December 31, 2022 and 2021, respectively.
(2) As of December 31, 2022 and 2021, approximately 37% and 31%, respectively, of the total AFS corporate debt securities were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table, is $48 million of AFS commercial paper as of December 31, 2022 (none as of December 31, 2021). These holdings have maturities of three months or less at the time of acquisition, and an aggregate market value equal to amortized cost.

In January and November 2022, the Company transferred $108.8 billion and $79.8 billion, respectively, of U.S. agency mortgage-backed securities with a total net unrealized loss at the time of transfer of $2.4 billion and $15.8 billion, respectively, from the AFS category to the HTM category.

At December 31, 2022, our banking subsidiaries had pledged securities with a fair value of $63.1 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 13). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

fair value of $7.8 billion as collateral for this facility at December 31, 2022. The Company also pledges securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.3 billion at December 31, 2022.

At December 31, 2022, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $4.5 billion, and AFS securities pledged were U.S. Treasury securities with an aggregate fair value of $41 million. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 2, 13, and 17 for additional information on these repurchase agreements.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$34,938	$2,025	$42,558	$6,281	$77,496	$8,306
U.S. Treasury securities	27,063	716	12,519	1,161	39,582	1,877
Asset-backed securities	6,717	217	6,299	432	13,016	649
Corporate debt securities	8,552	542	3,998	733	12,550	1,275
Certificates of deposit	2,033	10	196	4	2,229	14
Foreign government agency securities	756	50	214	14	970	64
U.S. state and municipal securities	482	31	157	44	639	75
Non-agency commercial mortgage-backed securities	443	23	—	—	443	23
Other	315	8	—	—	315	8
Total	$81,299	$3,622	$65,941	$8,669	$147,240	$12,291

December 31, 2021
Available for sale securities
U.S. agency mortgage-backed securities	$186,955	$3,216	$38,007	$1,373	$224,962	$4,589
U.S. Treasury securities	16,658	125	21	—	16,679	125
Asset-backed securities	6,093	58	2,708	22	8,801	80
Corporate debt securities	4,713	99	197	10	4,910	109
Certificates of deposit	799	1	—	—	799	1
U.S. state and municipal securities	191	4	5	1	196	5
Total	$215,409	$3,503	$40,938	$1,406	$256,347	$4,909

At December 31, 2022, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Note 2. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the years ended December 31, 2022 and 2021. None of the Company’s AFS securities held as of December 31, 2022 and 2021 had an allowance for credit losses. All HTM securities as of December 31, 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $685 million of accrued interest receivable for AFS and HTM securities as of December 31, 2022 and $683 million of accrued interest receivable for AFS securities as of December 31, 2021. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the consolidated balance

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

sheets. There were no write-offs of accrued interest receivable on AFS and HTM securities during the year ended December 31, 2022, or for AFS securities for the year ended December 31, 2021.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM investment securities are as follows:

December 31, 2022	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,202	$14,515	$14,721	$47,250	$77,688
U.S. Treasury securities	21,210	18,075	717	—	40,002
Asset-backed securities	—	4,198	1,714	7,111	13,023
Corporate debt securities	382	9,138	3,035	—	12,555
Certificates of deposit	2,134	97	—	—	2,231
Foreign government agency securities	—	969	—	—	969
U.S. state and municipal securities	37	30	417	154	638
Non-agency commercial mortgage-backed securities	—	—	—	450	450
Other	295	—	—	20	315
Total fair value	$25,260	$47,022	$20,604	$54,985	$147,871
Total amortized cost	$25,580	$50,074	$23,237	$61,271	$160,162
Weighted-average yield (1)	2.27%	1.94%	1.99%	2.29%	2.13%

Held to maturity securities
U.S. agency mortgage-backed securities	$409	$5,441	$38,888	$114,198	$158,936
Total fair value	$409	$5,441	$38,888	$114,198	$158,936
Total amortized cost	$420	$5,839	$42,235	$124,580	$173,074
Weighted-average yield (1)	2.51%	2.39%	1.72%	1.71%	1.74%
(1) The weighted-average yield is computed using the amortized cost at December 31, 2022.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

Year Ended December 31,	2022	2021	2020
Proceeds	$24,704	$13,306	$4,801
Gross realized gains	157	40	5
Gross realized losses	166	36	1

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.    Bank Loans and Related Allowance for Credit Losses

The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

December 31, 2022	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$25,157	$25	$2	$14	$41	$25,198	$66	$25,132
HELOCs (1,2)	590	2	—	5	7	597	4	593
Total residential real estate	25,747	27	2	19	48	25,795	70	25,725
Pledged asset lines	14,584	4	—	4	8	14,592	—	14,592
Other	191	—	—	—	—	191	3	188
Total bank loans	$40,522	$31	$2	$23	$56	$40,578	$73	$40,505

December 31, 2021
Residential real estate:
First Mortgages (1,2)	$21,022	$41	$1	$26	$68	$21,090	$13	$21,077
HELOCs (1,2)	637	2	—	9	11	648	2	646
Total residential real estate	21,659	43	1	35	79	21,738	15	21,723
Pledged asset lines	12,698	3	8	—	11	12,709	—	12,709
Other	207	—	—	—	—	207	3	204
Total bank loans	$34,564	$46	$9	$35	$90	$34,654	$18	$34,636
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $98 million and $91 million at December 31, 2022 and 2021, respectively.
(2) At December 31, 2022 and 2021, 43% and 46%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2022 or 2021.

At December 31, 2022, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 13).

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Changes in the allowance for credit losses on bank loans were as follows:

December 31, 2022	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of year	$13	$2	$15	$—	$3	$18
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	1	1	—	—	1
Provision for credit losses	53	1	54	4	—	58
Balance at end of year	$66	$4	$70	$—	$3	$73

December 31, 2021
Balance at beginning of year	$22	$5	$27	$—	$3	$30
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	—	1	1	—	—	1
Provision for credit losses	(9)	(4)	(13)	—	1	(12)
Balance at end of year	$13	$2	$15	$—	$3	$18

December 31, 2020
Balance at beginning of year	$11	$4	$15	$—	$3	$18
Adoption of ASU 2016-13	1	—	1	—	—	1
Recoveries	1	—	1	—	—	1
Provision for credit losses	9	1	10	—	—	10
Balance at end of year	$22	$5	$27	$—	$3	$30

As discussed in Note 2, the Company charges off any unsecured PAL balances no later than 90-days past due. PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of December 31, 2022 and 2021, respectively. Therefore, no allowance for credit losses for PALs as of those dates was required.

The U.S. economy continues to be challenged by elevated inflation, tightening monetary policy, and geopolitical unrest. Management’s macroeconomic outlook reflects a near-term home price depreciation, which combined with increases in Treasury yields and mortgage rates, have extended the expected life of the portfolio and reduced borrower affordability. These changes to the macroeconomic outlook resulted in higher modeled projections of loss rates at December 31, 2022, compared to December 31, 2021, even as credit quality metrics continued to be strong in the Company’s bank loans portfolio.

A summary of bank loan-related nonperforming assets and troubled debt restructurings is as follows:

December 31,	2022	2021
Nonaccrual loans (1)	$23	$35
Other real estate owned (2)	2	1
Total nonperforming assets	25	36
Troubled debt restructurings	—	—
Total nonperforming assets and troubled debt restructurings	$25	$36
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

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	pre-2018	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$3	$1	$—	$—	$—	$1	$5	$—	$—	$—
620 – 679	28	31	21	2	1	14	97	—	2	2
680 – 739	820	1,224	430	116	30	213	2,833	59	47	106
≥740	5,593	11,037	3,819	811	112	891	22,263	323	166	489
Total	$6,444	$12,293	$4,270	$929	$143	$1,119	$25,198	$382	$215	$597
Origination LTV
≤70%	$4,771	$10,641	$3,549	$749	$111	$829	$20,650	$332	$153	$485
>70% – ≤90%	1,673	1,652	721	180	32	288	4,546	50	61	111
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$6,444	$12,293	$4,270	$929	$143	$1,119	$25,198	$382	$215	$597
Updated FICO
<620	$11	$12	$7	$2	$2	$11	$45	$2	$5	$7
620 – 679	87	127	42	10	6	37	309	6	10	16
680 – 739	711	1,079	378	89	21	140	2,418	52	35	87
≥740	5,635	11,075	3,843	828	114	931	22,426	322	165	487
Total	$6,444	$12,293	$4,270	$929	$143	$1,119	$25,198	$382	$215	$597
Estimated Current LTV (1)
≤70%	$4,574	$11,751	$4,255	$928	$143	$1,114	$22,765	$380	$214	$594
>70% – ≤90%	1,845	542	15	1	—	5	2,408	2	1	3
>90% – ≤100%	25	—	—	—	—	—	25	—	—	—
>100%	—	—	—	—	—	—	—	—	—	—
Total	$6,444	$12,293	$4,270	$929	$143	$1,119	$25,198	$382	$215	$597
Percent of Loans on Nonaccrual Status	0.02%	0.03%	0.09%	0.02%	0.02%	0.48%	0.06%	0.34%	1.90%	0.84%
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

At December 31, 2022, First Mortgage loans of $20.5 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 28% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 92% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At December 31, 2022 and 2021, Schwab had $134 million and $57 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and is included in other assets on the consolidated balance sheets.

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin.

The following table presents HELOCs converted to amortizing loans during each period presented:

December 31,	2022	2021
HELOCs converted to amortizing loans	$13	$19

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2022	Balance
Converted to an amortizing loan by period end	$215
Within 1 year	35
> 1 year – 3 years	46
> 3 years – 5 years	61
> 5 years	240
Total	$597

At December 31, 2022, $460 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2022, the borrowers on approximately 57% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2022	2021
Software	$2,940	$2,524
Buildings	1,693	1,640
Information technology and telecommunications equipment	1,008	679
Leasehold improvements	472	462
Construction in progress	274	429
Land	209	208
Other	351	388
Total equipment, office facilities, and property	6,947	6,330
Accumulated depreciation and amortization	(3,233)	(2,888)
Total equipment, office facilities, and property — net	$3,714	$3,442

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.    Goodwill and Acquired Intangible Assets

Acquired intangible assets and goodwill are detailed below:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Client relationships	$10,085	$(1,422)	$8,663	$10,089	$(908)	$9,181
Technology	299	(261)	38	305	(197)	108
Trade names	120	(32)	88	116	(26)	90
Total acquired intangible assets	$10,504	$(1,715)	$8,789	$10,510	$(1,131)	$9,379

Estimated future annual amortization expense for acquired intangible assets as of December 31, 2022 is as follows:

2023	$534
2024	518
2025	512
2026	508
2027	507
Thereafter	6,124
Total	$8,703
Note: The above schedule excludes indefinite-lived intangible assets of $86 million.

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
Balance at December 31, 2020	$7,970	$3,982	$11,952
Goodwill acquired and other changes during the period	—	—	—
December 31, 2021	7,970	3,982	11,952
Goodwill acquired and other changes during the period	(1)	—	(1)
Balance at December 31, 2022	$7,969	$3,982	$11,951

See Note 3 for additional information on the Company’s acquisitions.

We performed an assessment of each of the Company’s reporting units as of our annual testing date. Based on this analysis, we concluded that goodwill was not impaired. There were no indicators that goodwill was impaired after our annual testing date. Schwab did not recognize any goodwill impairment in any of the years presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

10.    Other Assets

The components of other assets are as follows:

December 31,	2022	2021
Deferred tax assets (1)	$5,370	$—
Other receivables from brokers, dealers, and clearing organizations	2,171	2,475
Other investments (2)	2,130	1,526
Receivables — interest, dividends, and other	1,919	1,615
Other securities owned at fair value (3)	1,432	1,584
Operating lease ROU assets	894	842
Securities borrowed	705	582
Customer contract receivables (4)	560	637
Capitalized contract costs	379	344
Other	539	713
Total other assets	$16,099	$10,318
(1) At December 31, 2021, the Company had deferred tax liabilities of $1.5 billion (see Note 22), which are included in accrued expenses and other liabilities on the consolidated balance sheet.
(2) Includes LIHTC investments and certain other CRA-related investments (see Note 11). This item also includes investments in FHLB stock of $528 million and $29 million at December 31, 2022 and 2021, respectively, which are required to be held as a condition of borrowing with the FHLB (see Note 13) and can only be sold to the issuer at its par value. Any cash dividends received from investments in FHLB stock are recognized as interest revenue in the consolidated statements of income. CSB, CSPB, and Trust Bank are members of the Federal Reserve and as a condition of membership, are required to hold Federal Reserve stock. Other investments also includes investments in FRB stock of $345 million and $436 million at December 31, 2022 and 2021, respectively.
(3) Includes fractional shares held in client brokerage accounts. Corresponding repurchase liabilities in an equal amount for these client-held fractional shares are included in accrued expenses and other liabilities on the consolidated balance sheet. See also Notes 2 and 18.
(4) Represents substantially all receivables from contracts with customers within the scope of ASC 606. Schwab did not have any other significant contract assets or contract liability balances as of December 31, 2022 or 2021.

Capitalized contract costs

Capitalized contract costs relate to incremental costs of obtaining a contract with a customer, including sales commissions paid to employees for obtaining contracts with clients, and are presented in the table above. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. Amortization expense related to capitalized contract costs was $77 million, $69 million, and $63 million during the years ended December 31, 2022, 2021, and 2020, respectively, which was recorded in compensation and benefits expense on the consolidated statements of income.

11.    Variable Interest Entities

As of December 31, 2022 and 2021, substantially all of Schwab’s involvement with VIEs is through CSB’s CRA-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During 2022, 2021, and 2020, CSB recorded amortization of $96 million, $71 million, and $56 million, respectively, and recognized tax credits and other tax benefits of $121 million, $90 million, and $69 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2022			December 31, 2021
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,094	$619	$1,094	$915	$530	$915
Other investments (2)	167	—	215	161	—	211
Total	$1,261	$619	$1,309	$1,076	$530	$1,126
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.
(2) Other investments include non-LIHTC CRA investments that are accounted for as loans at amortized cost, equity method investments, AFS securities, or using the adjusted cost method. Aggregate assets are included in AFS securities, bank loans – net, or other assets on the consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2023 and 2026. During the years ended December 31, 2022, 2021, and 2020, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

12.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2022	2021
Interest-bearing deposits:
Deposits swept from brokerage accounts	$333,754	$412,287
Checking	19,719	22,786
Time certificates of deposit (1)	6,047	—
Savings and other	6,098	7,234
Total interest-bearing deposits	365,618	442,307
Non-interest-bearing deposits	1,106	1,471
Total bank deposits	$366,724	$443,778
(1) As of December 31, 2022, the full amount of time certificates of deposit were brokered certificates of deposit for which underlying individual balances are assumed to be less than $250,000.

Subsequent to December 31, 2022, the Company issued $9.4 billion of retail brokered certificates of deposit.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table lists long-term debt by instrument outstanding as of December 31, 2022 and 2021:

	Date of	Principal Amount Outstanding
	Issuance	2022	2021
CSC Fixed-rate Senior Notes:
3.225% due September 1, 2022	08/29/12	$—	$256
2.650% due January 25, 2023	12/07/17	800	800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024 (1)	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025 (1)	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	—
3.300% due April 1, 2027 (1)	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029 (1)	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	—
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	—
Total CSC Senior Notes		20,512	17,768
TDA Holding Fixed-rate Senior Notes:
2.950% due April 1, 2022	03/09/15	—	750
3.750% due April 1, 2024 (1)	11/01/18	50	50
3.625% due April 1, 2025 (1)	10/22/14	82	82
3.300% due April 1, 2027 (1)	04/27/17	56	56
2.750% due October 1, 2029 (1)	08/16/19	25	25
Total TDA Holding Senior Notes		213	963
Finance lease liabilities		68	94
Unamortized premium — net		129	180
Debt issuance costs		(94)	(91)
Total long-term debt		$20,828	$18,914
(1) During 2021, we completed an offer to exchange certain senior notes issued by TDA Holding for senior notes issued by CSC. Of the approximately $2.2 billion in aggregate principal amount of TDA Holding’s senior notes offered in the exchange, 90%, or approximately $2.0 billion, were tendered and accepted. The new senior notes issued by CSC have the same interest rates and maturity dates as the TDA Holding senior notes. At December 31, 2022, $213 million not exchanged remained outstanding across four series of senior notes issued by TDA Holding. The debt exchange was treated as a debt modification for accounting purposes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on all long-term debt outstanding at December 31, 2022, are as follows:

Maturities
2023	$831
2024	3,675
2025	2,237
2026	3,100
2027	3,450
Thereafter	7,500
Total maturities	20,793
Unamortized premium — net	129
Debt issuance costs	(94)
Total long-term debt	$20,828

Short-term borrowings: Total short-term borrowings outstanding at December 31, 2022 and 2021 were $17.1 billion and $4.9 billion, respectively, and had a weighted-average interest rate of 4.90% and 0.27%, respectively. Additional information regarding our short-term borrowings facilities is described below.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. CSC had $250 million and $3.0 billion of commercial paper notes outstanding at December 31, 2022 and 2021, respectively. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.6 billion; no amounts were outstanding as of December 31, 2022 or 2021.

Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the fair value of certain investment securities that are pledged as collateral. As of December 31, 2022 and 2021, the collateral pledged provided a total borrowing capacity of $68.6 billion and $63.5 billion, respectively. There was $12.4 billion outstanding under the secured credit facilities as of December 31, 2022 and no balance outstanding as of December 31, 2021.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of December 31, 2022 and 2021, our collateral pledged provided total borrowing capacity of $7.8 billion and $12.0 billion, respectively, of which no amounts were outstanding at the end of either year.

Our banking subsidiaries may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $4.4 billion outstanding at December 31, 2022 and no borrowings outstanding at December 31, 2021 pursuant to such repurchase agreements. Repurchase agreements outstanding at December 31, 2022 mature between August 2023 to September 2023.

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was no balance outstanding at December 31, 2022 and $1.9 billion outstanding under the secured uncommitted lines of credit as of and December 31, 2021. See Note 17 for additional information.

TDAC maintained one senior unsecured committed revolving credit facility as of December 31, 2021 with an aggregate borrowing capacity of $600 million which matured in April 2022 and was not renewed. There were no borrowings outstanding under the TDAC senior revolving facility as of December 31, 2021.

Subsequent to December 31, 2022, the Company’s banking subsidiaries had drawn an additional $13.0 billion of FHLB advances, and borrowed an additional $3.4 billion under repurchase agreements with external financial institutions.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

14.    Leases

The following table details the amounts and locations of lease assets and liabilities on the consolidated balance sheet:

December 31,		2022	2021
Lease assets:	Balance Sheet Classification
Operating lease ROU assets	Other assets	$894	$842
Finance lease ROU assets	Equipment, office facilities, and property — net	66	93
Lease liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$994	$932
Finance lease liabilities	Long-term debt	68	94

The components of lease expense are as follows:

Year Ended December 31,	2022	2021	2020
Lease Cost
Operating lease cost (1)	$242	$220	$166
Variable lease cost (2)	50	48	34
(1) Includes short-term lease cost, which is immaterial.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that is reflected in the lease liability and amounts actually incurred.

The Company had immaterial finance lease cost and sublease income for the years ended December 31, 2022, 2021, and 2020.

The following tables present supplemental operating lease information:

December 31,	2022	2021
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.94	6.63
Weighted-average discount rate	3.00%	2.48%

Maturity of Lease Liabilities	Operating Leases
2023	$232
2024	219
2025	196
2026	123
2027	93
Thereafter	226
Total lease payments (1)	1,089
Less: Interest	95
Present value of lease liabilities	$994
(1) Lease payments exclude $45 million of legally binding minimum lease payments for leases signed, but not yet commenced. These leases will commence between 2023 and 2024 with lease terms of five years to 15 years.

15.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $6.9 billion and $14.0 billion during 2022 and 2021, respectively. CSB purchased HELOCs with commitments of $315 million and $418 million during 2022 and 2021, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

December 31,	2022	2021
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$4,533	$6,193
Commitments to purchase First Mortgage loans	492	1,824
Total	$5,025	$8,017

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We satisfy the margin requirements of these transactions through the pledging of certain client securities. For additional information on these pledged securities refer to Note 17. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The IDA agreement provides that, as of July 1, 2021, Schwab has the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the IDA agreement. In addition, Schwab also must maintain a minimum $50 billion IDA balance through June 2031, and at least 80% of the IDA balances must be designated as fixed-rate obligations through June 2026. If IDA balances were to decline below the required IDA balance minimum, Schwab could be required to direct additional sweep cash from its balance sheet to the IDA program.

Schwab moved net amounts of $13.7 billion and $10.1 billion of IDA balances to its balance sheet during 2022 and 2021, respectively. As of December 31, 2022, the total ending IDA balance was $122.6 billion, of which $108.5 billion was fixed-rate obligation amounts and $14.1 billion was floating-rate obligation amounts. As of December 31, 2021, the total ending IDA balance was $147.2 billion, of which $117.4 billion was fixed-rate obligation amounts and $29.9 billion was floating-rate obligation amounts. The total ending IDA balances include the impact of client cash allocation decisions and Schwab’s movement of balances.

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

Corrente Antitrust Litigation: On June 6, 2022, the Company was sued in the U.S. District Court for the Eastern District of Texas on behalf of a putative class of customers who purchased or sold securities through CS&Co or TD Ameritrade, Inc. from October 26, 2020 to the present. The lawsuit alleges that the Company’s acquisition of TD Ameritrade violated Section 7 of the Clayton Act because it has resulted in an anticompetitive market for the execution of retail customer orders. Plaintiffs seek unspecified damages, as well as injunctive and other relief. The Company is vigorously contesting the lawsuit and on August 29, 2022 filed a motion to dismiss the complaint, which remains pending.

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

TD Ameritrade Acquisition Litigation: As disclosed previously, on May 12, 2020, a putative class action lawsuit related to the acquisition was filed in the Delaware Court of Chancery (Hawkes v. Bettino et al.) on behalf of a proposed class of TD Ameritrade’s stockholders, excluding, among others, TD Bank. On February 5, 2021, plaintiff filed an amended complaint naming an officer and certain directors of TD Ameritrade at the time the acquisition was approved, as well as TD Bank, certain TD Bank related entities, and Schwab. The amended complaint asserts separate claims for breach of fiduciary duty by the TD Ameritrade officer, certain members of the TD Ameritrade board and TD Bank, and against Schwab for aiding and abetting such breaches, the allegation being that the amendment of the IDA agreement TD Bank negotiated directly with Schwab allowed TD Bank to divert merger consideration from TD Ameritrade’s minority public stockholders. Plaintiff seeks to recover monetary damages, costs and attorneys’ fees. Schwab and the other defendants consider the allegations to be entirely without merit and on April 29, 2021, the defendants filed motions to dismiss the amended complaint. On March 25, 2022, the parties filed a joint stipulation proposing a settlement of the lawsuit on a class basis. On September 21, 2022, the court entered final judgment and approved the terms of the settlement, under which Schwab is paying an immaterial amount on behalf of the former TD Ameritrade officer and director defendants pursuant to indemnification obligations.

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Plaintiffs filed a motion for class certification on April 30, 2021, and in a decision on October 27, 2021, the court denied the motion and held that certification of a class action is inappropriate. Plaintiffs sought review of the order denying class certification by the Ninth Circuit Court of Appeals, which was denied. On September 23, 2022, plaintiffs filed a renewed motion for class certification and defendants moved to compel plaintiffs’ case to arbitration. On February 2, 2023, the court granted defendants’ motion, stayed the case pending the outcome of arbitration, and denied plaintiffs’ renewed motion for class certification as moot.

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

16.    Exit and Other Related Liabilities

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the year ended December 31, 2022. Based on our current integration plans, the Company expects to complete most client transitions from TD Ameritrade to Schwab across multiple groups over the course of 2023, with the transition of a small client group in the first half of 2024.

The Company expects to continue to incur significant acquisition and integration-related costs and integration-related capital expenditures throughout the remaining integration process. Such costs have included, and are expected to continue to include, professional fees, such as legal, advisory, and accounting fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements. The Company has also incurred exit and other related costs to attain anticipated synergies, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures, such as accelerated amortization and depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending, and support the Company’s ability to achieve integration objectives including expected synergies.

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

Inclusive of costs recognized through December 31, 2022, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $500 million to $700 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During each of the years ended December 31, 2022, 2021, and 2020, the Company recognized $34 million, $108 million, and $186 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 24 months, with some costs expected to be incurred after client transition to decommission duplicative platforms and complete integration work. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation – Nonretirement Post Employment Benefits, ASC 718 Compensation – Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following is a summary of the activity in the Company’s exit and other related liabilities for the years ended December 31, 2022 and 2021:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2020 (1)	$86	$24	$110
Amounts recognized in expense (2)	66	17	83
Costs paid or otherwise settled	(124)	(34)	(158)
Balance at December 31, 2021 (1)	$28	$7	$35
Amounts recognized in expense (2)	19	6	25
Costs paid or otherwise settled	(11)	(3)	(14)
Balance at December 31, 2022 (1)	$36	$10	$46
(1) Included in accrued and expenses and other liabilities on the consolidated balance sheets.
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

The following table summarizes the exit and other related costs recognized in expense for the year ended December 31, 2022:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$19	$—	$19	$6	$—	$6	$25
Occupancy and equipment	—	7	7	—	2	2	9
Total	$19	$7	$26	$6	$2	$8	$34
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the exit and other related costs incurred from October 6, 2020 through December 31, 2022:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$223	$—	$223	$61	$—	$61	$284
Occupancy and equipment	—	31	31	—	7	7	38
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$223	$36	$259	$61	$8	$69	$328
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

17.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of December 31, 2022 and 2021 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $685 million and $566 million at December 31, 2022 and 2021, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

Repurchase agreements: Schwab enters into collateralized repurchase agreements with external financial institutions in which the Company’s banking subsidiaries sell securities and agree to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured short-term borrowings associated with these collateralized repurchase agreements are presented gross in the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about our resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
December 31, 2022
Assets
Resale agreements (1)	$12,159	$—	$12,159	$—	$(12,159)	(2)	$—
Securities borrowed (3)	705	—	705	(331)	(366)		8
Total	$12,864	$—	$12,864	$(331)	$(12,525)		$8
Liabilities
Securities loaned (4,5)	$4,200	$—	$4,200	$(331)	$(3,313)		$556
Repurchase agreements (6)	4,402	—	4,402	—	(4,402)		—
Total	$8,602	$—	$8,602	$(331)	$(7,715)		$556

December 31, 2021
Assets
Resale agreements (1)	$13,096	$—	$13,096	$—	$(13,096)	(2)	$—
Securities borrowed (3)	582	—	582	(383)	(195)		4
Total	$13,678	$—	$13,678	$(383)	$(13,291)		$4
Liabilities
Securities loaned (4,5)	$7,158	$—	$7,158	$(383)	$(6,015)		$760
Secured short-term borrowings (7)	1,850	—	1,850	—	(1,850)		—
Total	$9,008	$—	$9,008	$(383)	$(7,865)		$760
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At December 31, 2022 and 2021, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $12.3 billion and $13.4 billion, respectively.
(3) Included in other assets in the consolidated balance sheets.
(4) Included in accrued expenses and other liabilities in the consolidated balance sheets. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2022 and 2021.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities.
(6) Included in short-term borrowings in the consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At December 31, 2022, the fair value of collateral pledged in connection with repurchase agreements was $4.6 billion. See Note 13 for additional information.
(7) Included in short-term borrowings in the consolidated balance sheets. See below for collateral pledged and Note 13 for additional information.

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

December 31,	2022	2021
Fair value of client securities available to be pledged	$86,775	$120,306
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$11,717	$16,829
Fulfillment of client short sales	4,750	5,934
Securities lending to other broker-dealers	3,472	6,269
Collateral for secured short-term borrowings	—	2,390
Total collateral pledged to third parties	$19,939	$31,422
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $160 million as of December 31, 2022 and $118 million as of December 31, 2021.
(1)     Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2022 or 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,007	$—	$—	$14,007
Commercial paper	—	48	—	48
Total cash equivalents	14,007	48	—	14,055
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	23,645	—	23,645
Certificates of deposit	—	1,000	—	1,000
Total investments segregated and on deposit for regulatory purposes	—	24,645	—	24,645
Available for sale securities:
U.S. agency mortgage-backed securities	—	77,688	—	77,688
U.S. Treasury securities	—	40,002	—	40,002
Asset-backed securities	—	13,023	—	13,023
Corporate debt securities	—	12,555	—	12,555
Certificates of deposit	—	2,231	—	2,231
Foreign government agency securities	—	969	—	969
U.S. state and municipal securities	—	638	—	638
Non-agency commercial mortgage-backed securities	—	450	—	450
Other	—	315	—	315
Total available for sale securities	—	147,871	—	147,871
Other assets:
Equity, corporate debt, and other securities	755	55	—	810
Mutual funds and ETFs	596	—	—	596
State and municipal debt obligations	—	25	—	25
U.S. Government securities	—	1	—	1
Total other assets	1,351	81	—	1,432
Total assets	$15,358	$172,645	$—	$188,003
Accrued expenses and other liabilities	$1,218	$43	$—	$1,261
Total liabilities	$1,218	$43	$—	$1,261

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2021	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$11,719	$—	$—	$11,719
Total cash equivalents	11,719	—	—	11,719
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	350	—	350
U.S. Government securities	—	36,349	—	36,349
Total investments segregated and on deposit for regulatory purposes	—	36,699	—	36,699
Available for sale securities:
U.S. agency mortgage-backed securities	—	334,355	—	334,355
U.S. Treasury securities	—	21,282	—	21,282
Asset-backed securities	—	17,546	—	17,546
Corporate debt securities	—	12,344	—	12,344
U.S. state and municipal securities	—	1,687	—	1,687
Non-agency commercial mortgage-backed securities	—	1,190	—	1,190
Certificates of deposit	—	999	—	999
Foreign government agency securities	—	425	—	425
Commercial paper	—	200	—	200
Other	—	26	—	26
Total available for sale securities	—	390,054	—	390,054
Other assets:
Equity, corporate debt, and other securities	854	59	—	913
Mutual funds and ETFs	636	—	—	636
State and municipal debt obligations	—	32	—	32
U.S. Government securities	—	3	—	3
Total other assets	1,490	94	—	1,584
Total assets	$13,209	$426,847	$—	$440,056
Accrued expenses and other liabilities	$1,354	$45	$—	$1,399
Total liabilities	$1,354	$45	$—	$1,399

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$26,140	$26,140	$—	$—	$26,140
Cash and investments segregated and on deposit for regulatory purposes	18,288	6,156	12,132	—	18,288
Receivables from brokerage clients — net	66,573	—	66,573	—	66,573
Held to maturity securities:
U.S. agency mortgage-backed securities	173,074	—	158,936	—	158,936
Total held to maturity securities	173,074	—	158,936	—	158,936
Bank loans — net:
First Mortgages	25,132	—	22,201	—	22,201
HELOCs	593	—	657	—	657
Pledged asset lines	14,592	—	14,592	—	14,592
Other	188	—	188	—	188
Total bank loans — net	40,505	—	37,638	—	37,638
Other assets	3,788	—	3,788	—	3,788
Liabilities
Bank deposits	$366,724	$—	$366,724	$—	$366,724
Payables to brokerage clients	97,438	—	97,438	—	97,438
Accrued expenses and other liabilities	5,584	—	5,584	—	5,584
Short-term borrowings	17,050	—	17,050	—	17,050
Long-term debt	20,760	—	19,108	—	19,108

December 31, 2021	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$51,256	$51,256	$—	$—	$51,256
Cash and investments segregated and on deposit for regulatory purposes	17,246	4,151	13,095	—	17,246
Receivables from brokerage clients — net	90,560	—	90,560	—	90,560
Bank loans — net:
First Mortgages	21,077	—	21,027	—	21,027
HELOCs	646	—	668	—	668
Pledged asset lines	12,709	—	12,709	—	12,709
Other	204	—	204	—	204
Total bank loans — net	34,636	—	34,608	—	34,608
Other assets	3,561	—	3,561	—	3,561
Liabilities
Bank deposits	$443,778	$—	$443,778	$—	$443,778
Payables to brokerage clients	125,671	—	125,671	—	125,671
Accrued expenses and other liabilities	8,327	—	8,327	—	8,327
Short-term borrowings	4,855	—	4,855	—	4,855
Long-term debt	18,820	—	19,383	—	19,383

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.    Stockholders’ Equity

Except in connection with the 2020 acquisition of TD Ameritrade as described below, CSC did not issue common shares through external offerings during the years ended December 31, 2022, 2021 or 2020.

TD Ameritrade Acquisition

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

On August 1, 2022, an affiliate of TD Bank executed a permitted outside transfer of 13 million shares of CSC nonvoting common stock, upon which the shares of nonvoting common stock automatically converted to shares of common stock. Following this transfer and CSC’s repurchase of nonvoting common stock described below, TD Bank and its affiliates held approximately 51 million shares of nonvoting common stock as of December 31, 2022.

Share Repurchase Program

On January 30, 2019, CSC publicly announced that its Board of Directors authorized a share repurchase program to repurchase up to $4.0 billion of common stock . The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock under this authorization during the years ended December 31, 2020, 2021, and 2022.

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

CSC repurchased an additional 32 million shares of its common stock under the new authorization for $2.4 billion during the year ended December 31, 2022. As of December 31, 2022, $11.6 billion remained on the new authorization.

Preferred Stock

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

On November 1, 2022, the Company redeemed all of the 400,000 outstanding share of its fixed-to-floating rate non-cumulative perpetual preferred stock, Series A at a redemption price of $1,000 per share for a total of $400 million.

On December 1, 2022, the Company redeemed all of the 6,000 outstanding shares of its fixed-to-floating rate non-cumulative perpetual preferred stock, Series E, and the corresponding 600,000 depositary shares, each representing a 1/100th interest in a share of the Series E preferred stock. The depositary shares were redeemed at a redemption price of $1,000 per depositary share for a total of $600 million.

CSC was authorized to issue 9,940,000 shares of preferred stock, $.01 par value, at December 31, 2022 and 2021. The following is a summary of CSC’s non-cumulative perpetual preferred stock outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2022		Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2022 (1)	2021 (1)		2022	2021	Issue Date
Fixed-rate:
Series D	750,000	750,000	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series A (2)	—	400,000	—	—	397	01/26/12	—	—	—	—	—
Series E (2)	—	6,000	—	—	591	10/31/16	—	—	—	—	—
Series F	5,000	5,000	100,000	492	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G (3)	25,000	25,000	100,000	2,470	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (4)	25,000	25,000	100,000	2,470	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (3)	22,500	22,500	100,000	2,222	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (5)	7,500	—	100,000	740	—	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,435,000	1,833,500		9,706	9,954
(1) Represented by depositary shares, except for Series A.
(2) Series A and Series E were redeemed on November 1, 2022 and December 1, 2022, respectively.
(3) The dividend rate for Series G and Series I resets on each five-year anniversary from the first reset date.
(4) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(5) The dividend rate for Series K resets on each five-year anniversary beginning on June 1, 2027 based on a five-year Treasury rate, representing the average of the yields on actively traded U.S. Treasury securities adjusted to constant maturity for five-year maturities. Series K is only redeemable on dividend payment dates on or after the first reset date.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Dividends declared on the Company’s preferred stock are as follows:

Year Ended December 31,	2022		2021		2020
	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount
Series A (1)	$19.1	$47.73	$28.0	$70.00	$28.0	$70.00
Series C (2)	N/A	N/A	18.0	30.00	36.0	60.00
Series D	44.6	59.52	44.6	59.52	44.6	59.52
Series E (3)	37.0	6,161.42	27.8	4,625.00	27.8	4,625.00
Series F	25.0	5,000.00	25.0	5,000.00	25.0	5,000.00
Series G (4)	134.4	5,375.00	134.4	5,375.00	78.8	3,150.35
Series H (5)	100.0	4,000.00	97.2	3,888.89	N/A	N/A
Series I (6)	90.0	4,000.00	63.2	2,811.11	N/A	N/A
Series J (7)	26.7	44.52	17.9	29.80	N/A	N/A
Series K (8)	27.8	3,708.33	N/A	N/A	N/A	N/A
Total	$504.6		$456.1		$240.2
(1) Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(2) Series C was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
(3) Series E was redeemed on December 1, 2022. Prior to redemption, dividends were paid semi-annually until March 1, 2022 and quarterly thereafter. The final dividend was paid on December 1, 2022.
(4) Series G was issued on April 30, 2020. Dividends are paid quarterly, and the first dividend was paid on September 1, 2020.
(5) Series H was issued on December 11, 2020. Dividends are paid quarterly, and the first dividend was paid on March 1, 2021.
(6) Series I was issued on March 18, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(7) Series J was issued on March 30, 2021. Dividends are paid quarterly, and the first dividend was paid on June 1, 2021.
(8) Series K was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend was paid on June 1, 2022.
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

Dividends on fixed-rate and fixed-rate reset preferred stock are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semi-annually while at a fixed rate and will become payable quarterly after converting to a floating rate.

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
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

20.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2019	$88
Available for sale securities:
Net unrealized gain (loss), excluding transfers to available for sale from held to maturity, net of tax expense (benefit) of $1,322	4,246
Net unrealized gain on securities transferred to available for sale from held to maturity, net of tax expense (benefit) of $336	1,057
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(3)
Other, net of tax expense (benefit) of $2	6
Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(2,029)	(6,492)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(3)
Other, net of tax expense (benefit) of $(3)	(8)
Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(6,994)	(22,106)
Net unrealized loss on securities transferred to held to maturity, net of tax benefit of $4,377	13,851
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	7
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax benefit of $4,377	(13,851)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $165	542
Other, net of tax expense (benefit) of $15	45
Balance at December 31, 2022	$(22,621)

In October 2019, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC jointly adopted a final rule which became effective on December 31, 2019, that revised the regulatory capital and liquidity requirements for large U.S. banking organizations with $100 billion or more in total consolidated assets. With total consolidated assets of $294.0 billion at December 31, 2019, CSC was designated as a Category III firm pursuant to the framework established by the final rules. Accordingly, the Company opted to exclude AOCI from its regulatory capital as permitted by the regulatory capital and liquidity rule beginning January 1, 2020. In accordance with ASC 320 Investment – Debt Securities and as of January 1, 2020, the Company transferred all of its investment securities designated as HTM to the AFS category without tainting our intent to hold other debt securities to maturity. At the date of transfer, these securities had a total amortized cost of $134.7 billion and a total net unrealized gain of $1.4 billion. The transfer resulted in a net of tax increase to AOCI of $1.1 billion.

In January and November 2022, the Company transferred a portion of its AFS securities to the HTM category. See Note 6 for additional discussion on the transfers of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

21.    Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans

Schwab’s share-based incentive plans provide for granting options and restricted stock units to employees and non-employee directors. In addition, we offer retirement and employee stock purchase plans to eligible employees and sponsor deferred compensation plans for eligible officers and non-employee directors.

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2022	2021	2020
Stock option expense	$30	$36	$36
Restricted stock unit expense	311	200	156
Employee stock purchase plan expense	25	18	12
Total share-based compensation expense	$366	$254	$204
Income tax benefit on share-based compensation expense (1)	$(88)	$(60)	$(49)
(1) Excludes income tax benefits from stock options exercised and restricted stock units vested of $51 million, $93 million, and $14 million in 2022, 2021, and 2020, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. On May 17, 2022, stockholders approved the 2022 Stock Incentive Plan which, among other things, increased the number of shares of common stock available for issuance to 113 million, plus up to 150 million shares from outstanding awards from predecessor stock incentive plans that expire, are forfeited or cancelled, or that are reacquired by the Company after May 17, 2022. At December 31, 2022, the Company was authorized to grant up to 114 million common shares under its existing stock incentive plans. Additionally, at December 31, 2022, the Company had 28 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2022, there was $332 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2026 with a remaining weighted-average service period of 0.6 years for stock options, 1.8 years for restricted stock units without performance conditions, and 0.4 years for performance-based restricted stock units.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Stock option activity is summarized below:

	Number of Options (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	17	$39.11	5.38	$782
Granted	1	76.89
Exercised	(2)	29.64
Forfeited (1)	—	46.84
Expired (1)	—	41.30
Outstanding at December 31, 2022	16	$42.98	4.95	$646
Vested and expected to vest at December 31, 2022	16	$42.98	4.95	$646
Vested and exercisable at December 31, 2022	13	$38.08	4.15	$579
(1) Number of options was less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2022	2021	2020
Weighted-average fair value of options granted per share	$22.09	$19.51	$11.56
Cash received from options exercised	64	221	79
Tax benefit realized on options exercised	22	61	11
Aggregate intrinsic value of options exercised	113	322	71

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

Year Ended December 31,	2022	2021	2020
Weighted-average expected dividend yield	1.18%	1.36%	2.08%
Weighted-average expected volatility	33%	37%	36%
Weighted-average risk-free interest rate	1.8%	0.8%	1.0%
Expected life (in years)	4.1 - 5.2	4.2 - 5.4	4.3 - 5.9

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period and are restricted from transfer or sale until vested. Restricted stock units without performance conditions generally vest annually over a one- to four-year period, while performance-based restricted stock units generally cliff vest over a three-year period and also require the Company to achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The fair value of the restricted stock units that vested during each of the years 2022, 2021, and 2020 was $282 million, $317 million, and $175 million, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s restricted stock units activity is summarized below:

	Restricted Stock Units Without Performance Conditions (in millions)	Performance-Based Restricted Stock Units (in millions)	Total Number of Restricted Stock Units (in millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2021	7	2	9	$49.69
Granted	3	2	5	72.96
Vested (1)	(3)	—	(3)	46.43
Forfeited (1)	—	—	—	55.60
Outstanding at December 31, 2022	7	4	11	$62.12
(1) Number of units was less than 500 thousand.

Retirement and Deferred Compensation Plans

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $217 million, $187 million, and $136 million in 2022, 2021, and 2020, respectively.

Schwab’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing service as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $175 million and $194 million at December 31, 2022 and 2021, respectively.

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

Financial Consultant Career Achievement Plan

The financial consultant career achievement plan is a noncontributory, unfunded, nonqualified plan for eligible financial consultants. A financial consultant is eligible for earned cash payments after retirement contingent upon meeting certain performance levels, tenure, age, and client transitioning requirements. Allocations to the plan are calculated annually based on performance levels achieved and eligible compensation, and are subject to general creditors of the Company. Full vesting occurs when a financial consultant reaches 60 years of age and has at least ten years of service with the Company.

The following table presents the changes in projected benefit obligation:

December 31,	2022	2021
Projected benefit obligation at beginning of year	$119	$92
Benefit cost (1)	19	16
Actuarial (gain)/loss (2)	(60)	11
Projected benefit obligation at end of year (3)	$78	$119
(1) Includes service cost and interest cost, which are recognized in compensation and benefits expense and other expense, respectively, in the consolidated statements of income.
(2) Actuarial gain/loss is reflected in the consolidated statements of comprehensive income and is included in AOCI on the consolidated balance sheets and amortized over the participants’ expected remaining service period.
(3) This amount is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

22.    Taxes on Income

The components of taxes on income are as follows:

Year Ended December 31,	2022	2021	2020
Current:
Federal	$1,889	$1,507	$967
State	334	298	172
Total current	2,223	1,805	1,139
Deferred:
Federal	(26)	38	(113)
State	8	15	(25)
Total deferred	(18)	53	(138)
Taxes on income	$2,205	$1,858	$1,001

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2022	2021
Deferred tax assets:
Net unrealized loss on available for sale securities	$7,159	$347
Employee compensation, severance, and benefits	251	237
Operating lease liabilities	242	225
Reserves and allowances	69	74
Net operating loss carryforwards	9	8
Other	185	87
Total deferred tax assets	7,915	978
Valuation allowance	(9)	(8)
Deferred tax assets — net of valuation allowance	7,906	970
Deferred tax liabilities:
Amortization of acquired intangible assets	(1,837)	(1,888)
Operating lease ROU assets	(224)	(210)
Capitalized internal-use software development costs	(187)	(142)
Equipment, office facilities, and property	(151)	(91)
Other	(137)	(121)
Total deferred tax liabilities	(2,536)	(2,452)
Deferred tax asset (liability) — net (1)	$5,370	$(1,482)
(1) Amounts are included in other assets on the consolidated balance sheet at December 31, 2022 and in accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2021.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.5	3.4	3.2
Equity compensation benefit	(0.5)	(1.2)	(0.3)
Other	(0.5)	0.9	(0.6)
Effective income tax rate	23.5%	24.1%	23.3%

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2022	2021
Balance at beginning of year	$271	$248
Additions for tax positions related to the current year	36	34
Additions for tax positions related to prior years	12	15
Reductions for tax positions related to prior years	(59)	(15)
Reductions due to lapse of statute of limitations	(13)	(8)
Reductions for settlements with tax authorities	(42)	(3)
Balance at end of year	$205	$271

Unrecognized tax benefits totaled $205 million and $271 million as of December 31, 2022 and 2021, respectively, $165 million and $221 million of which if recognized, would affect the annual effective tax rate.

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2022 and 2021, we had accrued approximately $41 million and $68 million, respectively, for the payment of interest and penalties.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state, and applicable local jurisdictions’ taxing authorities. Federal returns for 2017 through 2021 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

23.    Regulatory Requirements

CSC is a savings and loan holding company and is subject to examination, supervision, and regulation by the Federal Reserve. CSB, CSC’s primary depository institution subsidiary, is a Texas-chartered state savings bank and is a member of the Federal Reserve system. CSB is subject to examination, supervision, and regulation by the Federal Reserve, the TDSML, the CFPB, and the FDIC as its deposit insurer. CSC is required to serve as a source of strength for CSB.

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, our banking subsidiaries are required to provide notice to, and are required to obtain approval from, the Federal Reserve and the banking subsidiaries’ state regulators in order to declare and pay dividends to CSC in excess of the amount of recent net income and retained earnings. The federal banking agencies have broad powers to enforce regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2022, both CSC and CSB met all of their respective capital requirements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$30,590	21.9%	N/A		$6,285	4.5%
Tier 1 Risk-Based Capital	40,296	28.9%	N/A		8,379	6.0%
Total Risk-Based Capital	40,376	28.9%	N/A		11,173	8.0%
Tier 1 Leverage	40,296	7.2%	N/A		22,512	4.0%
Supplementary Leverage Ratio	40,296	7.1%	N/A		17,004	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,296	27.4%	$6,476	6.5%	$4,483	4.5%
Tier 1 Risk-Based Capital	27,296	27.4%	7,970	8.0%	5,978	6.0%
Total Risk-Based Capital	27,370	27.5%	9,963	10.0%	7,970	8.0%
Tier 1 Leverage	27,296	7.3%	18,640	5.0%	14,912	4.0%
Supplementary Leverage Ratio	27,296	7.3%	N/A		11,275	3.0%

December 31, 2021
CSC
Common Equity Tier 1 Risk-Based Capital	$27,967	19.7%	N/A		$6,389	4.5%
Tier 1 Risk-Based Capital	37,921	26.7%	N/A		8,518	6.0%
Total Risk-Based Capital	37,950	26.7%	N/A		11,358	8.0%
Tier 1 Leverage	37,921	6.2%	N/A		24,346	4.0%
Supplementary Leverage Ratio	37,921	6.2%	N/A		18,434	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,014	26.8%	$6,787	6.5%	$4,698	4.5%
Tier 1 Risk-Based Capital	28,014	26.8%	8,353	8.0%	6,265	6.0%
Total Risk-Based Capital	28,033	26.8%	10,441	10.0%	8,353	8.0%
Tier 1 Leverage	28,014	7.1%	19,790	5.0%	15,832	4.0%
Supplementary Leverage Ratio	28,014	7.0%	N/A		12,016	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of December 31, 2022, CSC was subject to a stress capital buffer of 2.5%. In June 2022, CSC received its 2022 stress capital buffer requirement from the Federal Reserve of 2.5%, which became effective beginning October 1, 2022. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At December 31, 2022, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2022 and 2021, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2022 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada-state chartered savings bank that provides trust and custody services. At December 31, 2022 and 2021, the balance sheets of CSPB and Trust Bank primarily consisted of investment securities. At December 31, 2022 and 2021, CSPB held total assets of $31.5 billion and $39.2 billion, respectively, and Trust Bank held total assets of $13.0 billion and $15.9 billion, respectively. Based on their regulatory capital ratios at December 31, 2022 and 2021, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

As securities broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc. are subject to the SEC’s Uniform Net Capital Rule. CS&Co, TDAC, and TD Ameritrade, Inc. each compute net capital under the alternative method permitted by the Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

December 31,	2022	2021
CS&Co
Net capital	$5,386	$5,231
Minimum dollar requirement (1)	0.250	0.250
2% of aggregate debit balances	778	941
Net capital in excess of required net capital	$4,608	$4,290
TDAC
Net capital	$5,291	$5,337
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	626	1,007
Net capital in excess of required net capital	$4,665	$4,330
TD Ameritrade, Inc.
Net capital	$806	$711
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$806	$711
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

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at December 31, 2022. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2022 for CS&Co totaled $22.7 billion and for TDAC totaled $19.9 billion. As of January 4, 2023, CS&Co had deposited $986 million of cash and qualified securities into its segregated reserve accounts. As of January 3, 2023, TDAC had deposited $72 million of cash and qualified securities into its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2021 for CS&Co totaled $38.4 billion and for TDAC totaled $15.9 billion. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net Revenues
Net interest revenue	$7,819	$6,052	$4,391	$2,863	$1,978	$1,722	$10,682	$8,030	$6,113
Asset management and administration fees	3,049	3,130	2,544	1,167	1,144	931	4,216	4,274	3,475
Trading revenue	3,181	3,753	1,156	492	399	260	3,673	4,152	1,416
Bank deposit account fees	916	964	255	493	351	100	1,409	1,315	355
Other	605	562	262	177	187	70	782	749	332
Total net revenues	15,570	14,461	8,608	5,192	4,059	3,083	20,762	18,520	11,691
Expenses Excluding Interest	8,514	8,289	5,529	2,860	2,518	1,862	11,374	10,807	7,391
Income before taxes on income	$7,056	$6,172	$3,079	$2,332	$1,541	$1,221	$9,388	$7,713	$4,300
Capital expenditures	$702	$771	$535	$250	$270	$206	$952	$1,041	$741
Depreciation and amortization	$471	$399	$288	$181	$150	$126	$652	$549	$414
Amortization of acquired intangible assets	$479	$499	$149	$117	$116	$41	$596	$615	$190

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

For the years ended December 31, 2022 and 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

Year Ended December 31,	2022		2021		2020
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$6,926	$257	$5,610	$245	$3,255	$44
Preferred stock dividends and other (1)	(528)	(20)	(474)	(21)	(253)	(3)
Net income available to common stockholders	$6,398	$237	$5,136	$224	$3,002	$41
Denominator
Weighted-average common shares outstanding — basic	1,818	67	1,808	79	1,410	19
Basic earnings per share	$3.52	$3.52	$2.84	$2.84	$2.13	$2.13
Diluted earnings per share:
Numerator
Net income available to common stockholders	$6,398	$237	$5,136	$224	$3,002	$41
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	237	—	224	—	41	—
Allocation of net income available to common stockholders:	$6,635	$237	$5,360	$224	$3,043	$41
Denominator
Weighted-average common shares outstanding — basic	1,818	67	1,808	79	1,410	19
Conversion of nonvoting shares to voting shares	67	—	79	—	19	—
Common stock equivalent shares related to stock incentive plans	9	—	10	—	6	—
Weighted-average common shares outstanding — diluted (2)	1,894	67	1,897	79	1,435	19
Diluted earnings per share	$3.50	$3.50	$2.83	$2.83	$2.12	$2.12
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 15 million, 16 million, and 22 million in 2022, 2021, and 2020, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

26.    The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2022	2021	2020
Interest revenue	$183	$11	$38
Interest expense	(501)	(355)	(273)
Net interest expense	(318)	(344)	(235)
Trading revenue	—	—	1
Other revenue	(2)	(2)	(1)
Expenses Excluding Interest:
Compensation and benefits	(73)	(87)	(62)
Regulatory fees and assessments	(21)	(20)	(14)
Professional services	(16)	(17)	(68)
Other expenses excluding interest	(108)	(18)	(9)
Loss before income tax benefit and equity in net income of subsidiaries	(538)	(488)	(388)
Income tax benefit (expense)	32	32	45
Loss before equity in net income of subsidiaries	(506)	(456)	(343)
Equity in net income of subsidiaries:
Equity in undistributed net income (distributions in excess of net income) of subsidiaries	(2,432)	3,361	2,476
Dividends from bank subsidiaries	6,670	—	—
Dividends from non-bank subsidiaries	3,451	2,950	1,166
Net Income	7,183	5,855	3,299
Preferred stock dividends and other (1)	548	495	256
Net Income Available to Common Stockholders	$6,635	$5,360	$3,043
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

Condensed Balance Sheets

December 31,	2022	2021
Assets
Cash and cash equivalents	$8,800	$6,839
Receivables from subsidiaries	1,266	1,288
Available for sale securities	4,112	4,218
Investment in non-bank subsidiaries	35,025	34,377
Investment in bank subsidiaries	8,245	30,720
Other assets	581	357
Total assets	$58,029	$77,799
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$584	$618
Payables to subsidiaries	54	80
Short-term borrowings	248	3,005
Long-term debt	20,535	17,835
Total liabilities	21,421	21,538
Stockholders’ equity	36,608	56,261
Total liabilities and stockholders’ equity	$58,029	$77,799

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2022	2021	2020
Cash Flows from Operating Activities
Net income	$7,183	$5,855	$3,299
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Dividends in excess of (equity in undistributed) earnings of subsidiaries	2,432	(3,361)	(2,476)
Other	53	21	41
Net change in:
Other assets	(230)	76	(65)
Accrued expenses and other liabilities	(5)	112	34
Net cash provided by (used for) operating activities	9,433	2,703	833
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	333	211	46
Increase in investments in subsidiaries	(2,139)	(10,926)	(2,172)
Purchases of available for sale securities	(5,699)	(8,002)	(5,397)
Proceeds from sales of available for sale securities	2	2	2
Principal payments on available for sale securities	5,803	8,754	2,395
Other investing activities	(25)	—	—
Net cash provided by (used for) investing activities	(1,725)	(9,961)	(5,126)
Cash Flows from Financing Activities
Issuance of long-term debt	2,971	7,036	3,070
Repayment of long-term debt	(256)	(1,200)	(700)
Issuance of commercial paper	1,895	8,253	1,234
Repayments of commercial paper	(4,656)	(5,250)	(1,234)
Repurchases of common stock and nonvoting common stock	(3,395)	—	—
Net proceeds from preferred stock offerings	740	2,806	4,940
Redemption of preferred stock	(1,000)	(600)	—
Dividends paid	(2,110)	(1,822)	(1,280)
Proceeds from stock options exercised and other	64	220	79
Other financing activities	—	—	(1)
Net cash provided by (used for) financing activities	(5,747)	9,443	6,108
Increase (Decrease) in Cash and Cash Equivalents	1,961	2,185	1,815
Cash and Cash Equivalents at Beginning of Year	6,839	4,654	2,839
Cash and Cash Equivalents at End of Year	$8,800	$6,839	$4,654
Supplemental Cash Flow Information
Non-Cash Investing and Financing Activity
Exchange of TDA Holding-issued senior notes for CSC-issued senior notes	$—	$1,987	$—
Common stock repurchased during the period but settled after period end	$40	$—	$—

THE CHARLES SCHWAB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Charles Schwab Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

THE CHARLES SCHWAB CORPORATION
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
Dallas, TX
February 24, 2023

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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

The Company’s internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous pages.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2022, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2023 (the Proxy Statement). The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2022.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	85	Co-Chairman of the Board
Walter W. Bettinger II	62	Co-Chairman of the Board and Chief Executive Officer
Richard A. Wurster	49	President
Bernard J. Clark	64	Managing Director, Head of Advisor Services
Jonathan M. Craig	51	Managing Director, Head of Investor Services & Marketing
Peter B. Crawford	54	Managing Director, Chief Financial Officer
Joseph R. Martinetto	60	Managing Director, Chief Operating Officer
Peter J. Morgan III	58	Managing Director, General Counsel
Nigel J. Murtagh	59	Managing Director, Chief Risk Officer

Mr. Schwab has been a director of CSC since its incorporation in 1986. He served as Chairman of the Board from 1986 to 2022 and has served as Co-Chairman of the Board since 2022. He also served as Chief Executive Officer of CSC from 1986 to 1997 and as Co-Chief Executive Officer from 1998 until 2003. He was re-appointed Chief Executive Officer in 2004 and served in that role until 2008. He served as Chairman of the Board and a director of CS&Co until 2018.

Mr. Bettinger has been Chief Executive Officer and a director of CSC since 2008 and has been Co-Chairman of the Board since 2022. He serves as Co-Chairman of the Board of CSB, and is a director of TD Ameritrade Holding Corporation. He also serves as Chairman and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies and affiliates of CSC. Mr. Bettinger served as Director, President and Chief Executive Officer of CS&Co from 2008 until 2021. Mr. Bettinger served as President of CSC from 2007 to 2021, CSC Chief Operating Officer from 2007 until 2008, and as Executive Vice President and President – Schwab Investor Services of CSC and CS&Co from 2005 to 2007. Mr. Bettinger joined Schwab in 1995.

Mr. Wurster has been President of CSC since 2021 and has served as President and director of CS&Co since 2021. He served as CEO of Charles Schwab Investment Management, Inc. from 2019 to 2021 and has been a director since 2021. He was CEO of Charles Schwab Investment Advisory, Inc. from 2018 to 2021. Mr. Wurster was CEO of ThomasPartners, Inc. and Windhaven Investment Management, Inc., subsidiaries of CSC, from 2016 to 2018. Mr. Wurster joined Schwab in 2016.

Mr. Clark has been Managing Director, Head of Advisor Services since 2022 and was Executive Vice President – Advisor Services of CSC from 2012 to 2022. Mr. Clark has served as Managing Director, Head of Advisor Services of CS&Co since 2022 and was Executive Vice President – Advisor Services of CS&Co from 2010 to 2022. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of CS&Co. Mr. Clark joined Schwab in 1998.

Mr. Craig has been Managing Director, Head of Investor Services and Marketing of CSC and CS&Co since 2022. Prior to that he served as Senior Executive Vice President of CSC and CS&Co from 2018 to 2021, Executive Vice President – Client and Marketing Solutions of CSC and CS&Co from 2017 until 2018 and Executive Vice President and Chief Marketing Officer of CSC and CS&Co from 2012 until 2018. Mr. Craig joined Schwab in 2000.

Mr. Crawford has been Managing Director of CSC and CS&Co since 2022, Executive Vice President from 2017 to 2022 of CSC and CS&Co and Chief Financial Officer of CSC and CS&Co since 2017. Prior to his appointment as Chief Financial Officer, Mr. Crawford was Executive Vice President of Finance of CS&Co from 2015 to 2017. He served as Senior Vice President of Schwab’s asset management and client solutions organization from 2008 to 2015. He joined the Board of Directors of TD Ameritrade Holding Corporation in 2020, and has served on the Board of Directors of CS&Co since 2018. Mr. Crawford joined Schwab in 2001.

Mr. Martinetto has been Managing Director since 2022 of CSC and CS&Co, Senior Executive Vice President of CSC and CS&Co from 2015 to 2022, and Chief Operating Officer of CSC and CS&Co since 2018. He served as Chief Financial Officer of CSC and CS&Co from 2007 until 2017, and Executive Vice President of CSC and CS&Co from 2007 until 2015. He also serves on the Board of Directors of CS&Co and TD Ameritrade Holding Corporation and serves as Co-Chairman of CSB. From 2016 to 2022 Mr. Martinetto was a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. Mr. Martinetto joined Schwab in 1997.

THE CHARLES SCHWAB CORPORATION

Mr. Morgan has been Managing Director of CSC and CS&Co since 2022, Executive Vice President of CSC from 2019 to 2022, General Counsel and Corporate Secretary of CSC since 2019, and Executive Vice President and Corporate Secretary of CS&Co from 2020 to 2022. He was Senior Vice President and Deputy General Counsel of CS&Co from 2009 to 2020. He has served as General Counsel of CSB since 2009, including as Executive Vice President and General Counsel of CSB since 2019, and as Senior Vice President and General Counsel from 2015 to 2019. Mr. Morgan joined Schwab in 1999.

Mr. Murtagh has been Managing Director and Chief Risk Officer of CSC and CS&Co since 2022, and was Executive Vice President and Chief Risk Officer of CSC and CS&Co from 2012 to 2022. He served as Senior Vice President and Chief Credit Officer of CS&Co from 2002 until 2012 and of CSC from 2008 until 2012 when he was also Head of Fixed Income Research for Charles Schwab Investment Management. Mr. Murtagh also serves as Managing Director and Chief Risk Officer of CSB. Mr. Murtagh joined Schwab in 2000.

Item 11.    Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement. In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement.

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

3.29
Certificate of Elimination of the 4.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated December 1, 2022, and incorporated herein by reference.

3.30
Amended and Restated Bylaws of The Charles Schwab Corporation, effective January 26, 2023, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated January 26, 2023, and incorporated herein by reference.

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

4.10
Deposit Agreement, dated March 4, 2022, between the Company and Equiniti Trust Company, as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated March 3, 2022, and incorporated herein by reference.

4.11	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.12	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc., and former shareholders of Schwab Holdings, Inc., filed as the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72
Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.267	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.267 to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.	(2)

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.319	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.319 to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.	(2)

10.341	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.341 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.354	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.354 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.356	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.356 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.358	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.373 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.359	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.359 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.370	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.370 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.372	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.372 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.374	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.373 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, incorporated herein by reference.	(2)

10.375	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.375 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, incorporated herein by reference.	(2)

10.379	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.379 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.381	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.381 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.383	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.383 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.384	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.384 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.387	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.387 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.389	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015, as amended and restated as of December 13, 2017, filed as Exhibit 10.389 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.393	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.393 to the Registrant’s Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.394	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.394 to the Registrant’s Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.396	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.396 to the Registrants’ Form 10-Q for the quarter ended June 30, 2019, and incorporated herein by reference.	(2)

10.397	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.397 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.398	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.398 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.399	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.399 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.401	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.401 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.402	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.402 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.403	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.403 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.404	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.404 to the Registrants’ Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

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

10.407(ii)
Amendment to Amended and Restated Insured Deposit Agreement, dated as of November 24, 2021, by and among TD Bank USA, National Association, TD Bank, National Association, and The Charles Schwab Corporation, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., TD Ameritrade Trust Company, and Charles Schwab & Co., Inc., filed as Exhibit 10.407(ii) to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.**

10.407(iii)
Second Amendment to Amended and Restated Insured Deposit Agreement, dated February 14, 2023, by and among TD Bank USA, National Association, TD Bank, National Association, and The Charles Schwab Corporation, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., Charles Schwab Trust Bank, as successor to TD Ameritrade Trust Company, and Charles Schwab & Co., Inc.

10.408	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.408 to the Registrant's Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.	(2)

10.410	2013 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.410 to the Registrant’s Form 8-K dated May 12, 2020, and incorporated herein by reference.	(2)

10.412	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.412 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.413	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.413 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.414	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.414 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.415	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.415 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.423	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 8, 2020, filed as Exhibit 10.423 to the Registrant’s Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.	(2)

10.424	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective June 21, 2021,filed as Exhibit 10.424 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.	(2)

10.426	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.426 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.427	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.427 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.428	Summary of Non-Employee Director Compensation, filed as Exhibit 10.428 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.	(2)

10.429	The Charles Schwab Corporation 2022 Stock Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 17, 2022, and incorporated herein by reference.	(2)

10.430
Repurchase Agreement between The Charles Schwab Corporation and TD Luxembourg International Holdings SARL, filed as Exhibit 10.1 to the Registrant’s 8-K, dated July 31, 2022, and incorporated herein by reference.

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

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2022, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

* The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Schwab agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

** Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

Item 16.    Form 10-K Summary

None.

THE CHARLES SCHWAB CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
Co-Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2023.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Peter Crawford
Walter W. Bettinger II,	Peter Crawford,
Co-Chairman of the Board and Chief Executive Officer (principal executive officer)	Managing Director and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Co-Chairman of the Board	John K. Adams, Jr., Director

/s/ Marianne C. Brown	/s/ Joan T. Dea
Marianne C. Brown, Director	Joan T. Dea, Director

/s/ Christopher V. Dodds	/s/ Stephen A. Ellis
Christopher V. Dodds, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ William S. Haraf
Mark A. Goldfarb, Director	William S. Haraf, Director

/s/ Frank C. Herringer	/s/ Brian M. Levitt
Frank C. Herringer, Director	Brian M. Levitt, Director

/s/ Gerri K. Martin-Flickinger	/s/ Bharat B. Masrani
Gerri K. Martin-Flickinger, Director	Bharat B. Masrani, Director

/s/ Todd M. Ricketts	/s/ Charles A. Ruffel
Todd M. Ricketts, Director	Charles A. Ruffel, Director

/s/ Arun Sarin	/s/ Carrie Schwab-Pomerantz
Arun Sarin, Director	Carrie Schwab-Pomerantz, Director

/s/ Paula A. Sneed
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

1.    Average Balance Sheets and Net Interest Revenue

For the Year Ended December 31,	2022			2021			2020
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$57,163	$812	1.40%	$40,325	$40	0.10%	$39,052	$120	0.30%
Cash and investments segregated	49,430	691	1.38%	43,942	24	0.05%	34,100	141	0.41%
Receivables from brokerage clients	75,614	3,321	4.33%	77,768	2,455	3.11%	28,058	848	2.97%
Available for sale securities (1,2)	260,392	4,139	1.58%	357,122	4,641	1.30%	253,555	4,537	1.78%
Held to maturity securities (1,2)	112,357	1,688	1.50%	—	—	—	—	—	—
Bank loans (3)	38,816	1,083	2.79%	28,789	620	2.15%	20,932	545	2.60%
Total interest-earning assets	593,772	11,734	1.96%	547,946	7,780	1.41%	375,697	6,191	1.64%
Securities lending revenue		471			720			334
Other interest revenue		22			6			6
Total interest-earning assets	593,772	12,227	2.04%	547,946	8,506	1.54%	375,697	6,531	1.73%
Non-interest-earning assets (4,5)	24,962			41,930			38,608
Total assets	$618,734			$589,876			$414,305

Liabilities and Stockholders’ Equity:
Bank deposits	$424,168	$723	0.17%	$381,549	$54	0.01%	$291,206	$93	0.03%
Payables to brokerage clients	97,825	123	0.13%	91,667	9	0.01%	46,347	12	0.02%
Short-term borrowings (6)	4,993	154	3.07%	3,040	9	0.30%	89	—	0.20%
Long-term debt	20,714	498	2.40%	17,704	384	2.17%	8,992	289	3.22%
Total interest-bearing liabilities	547,700	1,498	0.27%	493,960	456	0.09%	346,634	394	0.11%
Securities lending expense		48			24			33
Other interest expense		(1)			(4)			(9)
Non-interest-bearing liabilities (4,7)	27,596			39,182			32,486
Total liabilities (8)	575,296	1,545	0.26%	533,142	476	0.09%	379,120	418	0.11%
Stockholders’ equity (4)	43,438			56,734			35,185
Total liabilities and stockholders’ equity	$618,734			$589,876			$414,305

Net interest revenue		$10,682			$8,030			$6,113
Net yield on interest-earning assets			1.78%			1.45%			1.62%
(1) Amounts calculated based on amortized cost.
(2) In January 2022 and November 2022, the Company transferred a portion of its investment securities designated as AFS to the HTM category, as described in Item 8 – Note 6.
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
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.      Analysis of Changes in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2022 Compared to 2021 Increase (Decrease) Due to Change in:			2021 Compared to 2020 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$17	$755	$772	$4	$(84)	$(80)
Cash and investments segregated	3	664	667	40	(157)	(117)
Receivables from brokerage clients	(67)	933	866	1,476	131	1,607
Available for sale securities (2,3)	(2,945)	2,443	(502)	1,843	(1,739)	104
Held to maturity securities (2,3)	1,688	—	1,688	—	—	—
Bank loans (4)	216	247	463	204	(129)	75
Securities lending revenue	—	(249)	(249)	—	386	386
Other interest revenue	—	16	16	—	—	—
Total interest-earning assets	$(1,088)	$4,809	$3,721	$3,567	$(1,592)	$1,975
Interest-bearing sources of funds:
Bank deposits	$4	$665	$669	$27	$(66)	$(39)
Payables to brokerage clients	1	113	114	9	(12)	(3)
Short-term borrowings	6	139	145	6	3	9
Long-term debt	65	49	114	281	(186)	95
Securities lending expense	—	24	24	—	(9)	(9)
Other interest expense	—	3	3	—	5	5
Total sources on which interest is paid	76	993	1,069	323	(265)	58
Change in net interest revenue	$(1,164)	$3,816	$2,652	$3,244	$(1,327)	$1,917
Note: Changes that are not due solely to volume or rate have been allocated to rate.
(1)     Includes deposits with banks and short-term investments.
(2)     Amounts have been calculated based on amortized cost.
(3)     In January 2022 and November 2022, the Company transferred a portion of its investment securities designated as AFS to the HTM category, as described in Item 8 - Note 6.
(4)     Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.    Bank Loan Portfolio

The maturities of the bank loan portfolio are described below:

December 31, 2022	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Residential real estate:
First Mortgages	$—	$15	$1,500	$23,683	$25,198
HELOCs	—	—	82	515	597
Total residential real estate	—	15	1,582	24,198	25,795
Pledged asset lines	13,934	658	—	—	14,592
Other	6	183	2	—	191
Total	$13,940	$856	$1,584	$24,198	$40,578
Note: Maturities in the above table are based upon the contractual terms of the loans. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.
The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2022	After 1 year through 5 years	After 5 years through 15 years	After 15 years
Loans with floating or adjustable interest rates
Residential real estate:
First Mortgages	$—	$36	$20,425
HELOCs	—	82	515
Total residential real estate	—	118	20,940
Pledged asset lines	658	—	—
Other	1	—	—
Total loans with floating or adjustable interest rates	659	118	20,940
Loans with predetermined interest rates
Residential real estate:
First Mortgages	$15	$1,464	$3,258
HELOCs	—	—	—
Total residential real estate	15	1,464	3,258
Pledged asset lines	—	—	—
Other	182	2	—
Total loans with predetermined interest rates	197	1,466	3,258
Total	$856	$1,584	$24,198
Note: Maturities in the above table are based upon the contractual terms of the loans. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

4.    Allowance for Credit Losses on Bank Loans

The following table presents several credit ratios related to the Company’s bank loans portfolio. See Item 8 – Note 7 for the values underlying these ratios:

December 31,	2022	2021
Allowance for credit losses to total year-end loans	0.18%	0.05%
Nonaccrual loans to total year-end loans	0.06%	0.10%
Allowance for credit losses to total nonaccrual year-end loans	317%	51%

The following table presents information regarding average loans outstanding during the period and the ratio of net charge-offs (recoveries) during the period to average loans outstanding:

Year Ended December 31,	2022		2021		2020
	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans
Residential real estate:
First Mortgages	$23,639	—	$17,673	—	$13,635	(.01)%
HELOCs	617	(.16)%	731	(.14)%	981	—
Total residential real estate	24,256	—	18,404	(.01)%	14,616	(.01)%
Pledged asset lines	14,360	.03%	10,201	—	6,125	—
Other	200	—	184	.54%	191	—
Total	$38,816	.01%	$28,789	—	$20,932	—

The increase in the Company’s average loan portfolio in the periods presented has been driven by growth in First Mortgages and PALs. Growth in these loan types is due in large part to overall growth in Schwab’s client base and net new client assets during the periods presented, as well as the low interest rate environment observed from 2020 through early 2022. The increase in the ratios of the allowance for credit losses to year-end loans and nonaccrual loans is primarily due to an increase in the allowance for credit losses due to higher modeled projections of loss rates as a result of macroeconomic factors as discussed in Item 8 – Note 7 and lower nonaccrual First Mortgages outstanding.

The following table presents the allocation of the allowance for credit losses for bank loans and loans by category as a percentage of total bank loans:

December 31,	2022		2021
	Allowance for Credit Losses	Percent of loans to total loans	Allowance for Credit Losses	Percent of loans to total loans
Residential real estate:
First Mortgages	$66	63%	$13	60%
HELOCs	4	1%	2	2%
Total residential real estate	70	64%	15	62%
Pledged asset lines	—	36%	—	37%
Other	3	—	3	1%
Total	$73	100%	$18	100%

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

5.    Bank Deposits

The following table presents the average amount of and the average rate paid on deposit categories that are in excess of ten percent of average total bank deposits:

Year Ended December 31,	2022		2021
	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$367,426	0.17%	$349,665	0.01%
Interest-bearing demand deposits (1)	56,306	0.15%
Total	$423,732		$349,665
(1) Interest-bearing demand deposits did not exceed ten percent of average total bank deposits for the year ended December 31, 2021.

As of December 31, 2022 and 2021, uninsured bank deposits totaled approximately $68.9 billion and $134.8 billion, respectively. As of December 31, 2022, the Company’s bank deposits did not include any time deposits that were in excess of FDIC insurance limits or were otherwise uninsured.