Form 10-Q
period 2023-03-31
SCHWAB CHARLES CORP
filed 2023-05-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
1,769,142,212 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock outstanding on April 28, 2023

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $60 trillion, which means the Company’s $7.58 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Form 10-K).

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
•Business momentum; investments to support growth in our client base; capital return (see Overview);
•Expected timing for the TD Ameritrade client transitions; cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview and Exit and Other Related Liabilities in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);
•The expected impact of proposed rules (see Current Regulatory and Other Developments);
•     The adjustment of rates paid on client-related liabilities; the use and balances of supplemental funding; net interest revenue (see Results of Operations);
•Capital expenditures (see Results of Operations);
•Management of interest rate risk; the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity, and liability and asset duration (see Risk Management);
•The phase-out of the use of LIBOR (see Risk Management);
•Sources and uses of liquidity and capital (see Liquidity Risk and Capital Management);
•Capital management; the potential migration of insured deposit account balances (IDA balances) to our balance sheet; expectations about capital requirements, including accumulated other comprehensive income (AOCI); plans regarding capital and dividends (see Capital Management and Commitments and Contingencies in Item 1 – Note 9);
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
•Client sensitivity to rates;
•Regulatory guidance and adverse impacts from new or changed legislation, rulemaking, or regulatory expectations;
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
•Interest-earning asset mix and growth;
•Our ability to access and use supplemental funding sources;
•Prepayment levels for mortgage-backed securities;
•LIBOR trends;
•Adverse developments in litigation or regulatory matters and any related charges; and
•Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2022 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarter of 2023 and 2022 are as follows:

	Three Months Ended March 31,		Percent Change
	2023	2022
Client Metrics
Net new client assets (in billions) (1)	$150.7	$120.5	25%
Core net new client assets (in billions)	$131.7	$120.5	9%
Client assets (in billions, at quarter end)	$7,580.0	$7,862.1	(4)%
Average client assets (in billions)	$7,385.4	$7,766.4	(5)%
New brokerage accounts (in thousands)	1,042	1,202	(13)%
Active brokerage accounts (in thousands, at quarter end)	34,120	33,577	2%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,895.5	$3,943.5	(1)%
Client cash as a percentage of client assets (at quarter end)	11.6%	11.4%
Company Financial Information and Metrics
Total net revenues	$5,116	$4,672	10%
Total expenses excluding interest	3,006	2,833	6%
Income before taxes on income	2,110	1,839	15%
Taxes on income	507	437	16%
Net income	1,603	1,402	14%
Preferred stock dividends and other	70	124	(44)%
Net income available to common stockholders	$1,533	$1,278	20%
Earnings per common share — diluted	$.83	$.67	24%
Net revenue growth from prior year	10%	(1)%
Pre-tax profit margin	41.2%	39.4%
Return on average common stockholders’ equity (annualized)	23%	12%
Expenses excluding interest as a percentage of average client assets (annualized)	0.17%	0.15%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.1%	6.1%
Non-GAAP Financial Measures (2)
Adjusted total expenses (3)	$2,773	$2,583
Adjusted diluted EPS	$.93	$.77
Return on tangible common equity	83%	26%
(1) The first quarter of 2023 includes inflows of $19.0 billion from off-platform certificates of deposit (CDs) issued by CSB.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(3) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

The first quarter of 2023 presented a mixed macroeconomic background for our clients. While equity markets increased from year-end 2022 levels, investor sentiment remained bearish, especially following the onset of the banking industry turmoil in early March. Fixed income markets also reflected growing fears of an economic downturn as the 10-year U.S. Treasury yield declined approximately 50 basis points from its intra-quarter peak to end March just under 3.50%. The Federal Reserve continued its monetary tightening cycle, increasing the Federal Funds rate twice for a total of 50 basis points in the first quarter of 2023.

Throughout this environment, Schwab remained a trusted partner to investors. Core net new assets totaled $131.7 billion in the first quarter of 2023, representing an annualized organic growth rate of over 7%, and total client assets were $7.58 trillion at March 31, 2023, up 8% from year-end 2022. Clients’ daily average trades (DATs) were 5.9 million in the first quarter of 2023, down 10% from the prior year amid softer investor sentiment. Clients opened 1.0 million new brokerage accounts in the first quarter of 2023, bringing active brokerage accounts to 34.1 million at quarter-end, up 2% year-over-year.

Schwab’s financial results in the first quarter of 2023 reflected the Company’s sustained business momentum and the benefits of rising interest rates, partially offset by clients’ asset allocation decisions. Net income totaled $1.6 billion in the first quarter of 2023, rising 14% from the first quarter of 2022, and the Company produced diluted earnings per common share (EPS) of $.83,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

up 24% from the first quarter of 2022. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, was $.93, increasing 21% from the first quarter of 2022.

Total net revenues rose 10% year-over-year to $5.1 billion in the first quarter of 2023. Net interest revenue increased to $2.8 billion, up 27% from the first quarter of 2022 as higher yields on interest-earning assets more than offset higher funding costs and lower average interest-earning assets. Asset management and administration fees totaled $1.1 billion in the first quarter of 2023, rising 5% year-over-year as growth in money market funds and the elimination of fee waivers more than offset lower average client asset balances due to declines in equity markets relative to the first quarter of 2022. Trading revenue was $892 million in the first quarter of 2023, decreasing 7% year-over-year due primarily to lower trading volume and changes in mix of client trading activity. Bank deposit account fee revenue was $151 million in the first quarter of 2023, down 49% due in part to $97 million in one-time breakage fees relating to ending our arrangements with certain third-party banks (see Results of Operations – Bank Deposit Account Fees). BDA balances totaled $106.5 billion at March 31, 2023, down 16% from year-end 2022 due primarily to client cash allocation decisions.

Total expenses excluding interest were $3.0 billion in the first quarter of 2023, increasing 6% from the first quarter of 2022. Adjusted total expenses (1) were $2.8 billion, increasing 7% from the first quarter of 2022. These increases reflected higher compensation and benefits expense, higher occupancy and equipment expense, and higher depreciation and amortization expense, as we continued to invest in our people and technology to support ongoing growth in our client base. Acquisition and integration-related costs and amortization of acquired intangible assets were $98 million and $135 million, respectively, in the first quarter of 2023, up 2% and down 12%, respectively, from the first quarter of 2022. Amortization of acquired intangible assets decreased as certain assets from the TDA acquisition were fully amortized by the beginning of the fourth quarter of 2022.

Return on average common stockholders’ equity increased to 23% in the first quarter of 2023 compared with 12% in the first quarter of 2022. Return on tangible common equity (1) (ROTCE) was 83% in the first quarter of 2023 compared with 26% in the first quarter of 2022. The increases in both return on average common stockholders’ equity and ROTCE were due primarily to lower stockholders’ equity and higher net income. Stockholders’ equity was lower in the first quarter of 2023 due to a year-over-year decrease in AOCI, as higher market interest rates resulted in larger unrealized losses on our available for sale (AFS) portfolio in the first quarter of 2023 compared with the first quarter of 2022.

The Company continued its diligent approach to balance sheet management in the first quarter of 2023 to maintain capital and liquidity required to support Schwab’s long-term growth. Total balance sheet assets decreased 3% from year-end 2022 to March 31, 2023. With further increases in market interest rates in the first quarter of 2023 as the Federal Reserve continued its monetary tightening cycle, clients allocated more assets to higher yielding cash and fixed income alternatives. To facilitate these client cash movements and help build available cash, the Company utilized additional temporary funding sources including Federal Home Loan Bank (FHLB) borrowings and issuances of brokered CDs during the first quarter of 2023.

During the first quarter of 2023, we increased our quarterly common dividend by 14% to $.25 per share, and returned capital via common and preferred stock repurchases, which totaled $2.8 billion and $467 million, respectively, during the first quarter of 2023. Inclusive of these actions, the Company’s Tier 1 Leverage Ratio finished the first quarter of 2023 at 7.1%. The Company suspended its active share repurchase program during the first quarter of 2023 in light of anticipated changes to regulatory expectations and capital requirements, though opportunistic capital return remains an important component of our ‘through the cycle’ financial formula.

(1) Adjusted diluted EPS, adjusted total expenses, and return on tangible common equity are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Integration of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). Integration work continued during the first three months of 2023, including the completion of the first client transition group in February 2023. The Company expects to complete most remaining client transitions from TD Ameritrade to Schwab across multiple groups over the course of 2023, with the transition of a small client group in the first half of 2024. We expect to incur total acquisition and integration-related costs and capital expenditures of between $2.4 billion and $2.5 billion.

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

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $98 million and $96 million for the first quarters of 2023 and 2022, respectively. Over the course of the integration, we expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through March 31, 2023, we have achieved approximately 75% of this amount on an annualized run-rate basis. The Company expects to realize the vast majority of the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Part II – Item 7 – Overview in our 2022 Form 10-K, Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 1 – Note 10 for additional information regarding our integration of TD Ameritrade.

Subsequent Events

On May 4, 2023, the Company executed a Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement) with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions) that replaces and supersedes the previous amended and restated insured deposit account agreement dated November 24, 2019 that became effective October 6, 2020, as amended (the 2019 IDA agreement, and together with the 2023 IDA agreement, the IDA agreements). In accordance with the IDA agreements, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions remains at 15 basis points, as it was in the 2019 IDA agreement.

As the 2023 IDA agreement was entered into on May 4, 2023, the results included in this Quarterly Report on Form 10-Q are pursuant to the 2019 IDA agreement. Disclosures regarding the Company’s future obligations reflect the terms of the 2023 IDA agreement.

See Capital Management and Commitments and Contingencies in Item 1 – Note 9 for additional information on the IDA agreements.

Current Regulatory and Other Developments

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

The comment periods for the proposed rules ended on March 31, 2023 and the impact to Schwab cannot be assessed until the final rules are released.

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

In May 2022, the federal banking agencies issued a joint notice of proposed rulemaking that would substantially revise how an insured depository institution’s Community Reinvestment Act (CRA) performance is evaluated. The proposed rule includes revisions relating to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities and data collection and reporting. The comment period for the proposed rule ended on August 5, 2022 and the impact to Schwab cannot be assessed until the final rule is released.

RESULTS OF OPERATIONS

Total Net Revenues

The following table presents a comparison of revenue by category:

		2023		2022
Three Months Ended March 31,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	73%	$4,016	78%	$2,319	50%
Interest expense	N/M	(1,246)	(24)%	(136)	(3)%
Net interest revenue	27%	2,770	54%	2,183	47%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	20%	585	11%	489	10%
Advice solutions	(9)%	453	9%	496	11%
Other	(4)%	80	2%	83	2%
Asset management and administration fees	5%	1,118	22%	1,068	23%
Trading revenue
Commissions	(13)%	422	8%	484	10%
Order flow revenue	(12)%	414	8%	470	10%
Principal transactions	N/M	56	1%	9	—
Trading revenue	(7)%	892	17%	963	20%
Bank deposit account fees	(49)%	151	3%	294	6%
Other	13%	185	4%	164	4%
Total net revenues	10%	$5,116	100%	$4,672	100%

N/M Not meaningful. Percent changes greater than 200% are presented as not meaningful.

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, FHLB borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. See also Risk Management – Interest Rate Risk Simulations.

Interest rates increased significantly beginning late in the first quarter of 2022 through the first quarter of 2023. Short-term rates were near zero until the Federal Reserve began its aggressive tightening cycle in March 2022 in response to rising inflation, ultimately increasing the federal funds target overnight rate nine times between March 2022 and March 2023 for a total increase of 475 basis points. Long-term interest rates increased throughout 2022 and the first three months of 2023, though at a slower pace, leading to an inverted yield curve.

Schwab’s average interest-earning assets in the first quarter of 2023 were lower compared with the first quarter of 2022 due primarily to client cash allocation movement to higher yielding investment solutions beginning in the second quarter of 2022 through the first quarter of 2023, which resulted primarily from the rapid increases to the federal funds overnight rate. These changes in client cash allocations reduced average balances of bank deposits and payables to brokerage clients. To support this client cash allocation activity, the Company utilized temporary supplemental funding in the fourth quarter of 2022 and first quarter of 2023, including drawing upon FHLB secured lending facilities and issuing brokered CDs.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2023			2022
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$37,056	$413	4.46%	$72,465	$34	0.19%
Cash and investments segregated	40,068	432	4.31%	51,913	15	0.11%
Receivables from brokerage clients	60,543	1,084	7.16%	84,204	626	2.97%
Available for sale securities (1)	155,791	825	2.12%	284,526	947	1.33%
Held to maturity securities (1)	170,889	746	1.75%	103,416	378	1.46%
Bank loans	40,248	391	3.92%	35,852	187	2.10%
Total interest-earning assets	504,595	3,891	3.09%	632,376	2,187	1.38%
Securities lending revenue		112			129
Other interest revenue		13			3
Total interest-earning assets	$504,595	$4,016	3.19%	$632,376	$2,319	1.47%
Funding sources
Bank deposits	$343,105	$618	0.73%	$452,692	$16	0.01%
Payables to brokerage clients	77,169	75	0.39%	105,929	2	0.01%
Other short-term borrowings (2)	6,917	86	5.05%	4,717	4	0.33%
Federal Home Loan Bank borrowings (2,3)	24,458	304	5.05%	—	—	—
Long-term debt	20,290	139	2.74%	19,864	108	2.18%
Total interest-bearing liabilities	471,939	1,222	1.05%	583,202	130	0.09%
Non-interest-bearing funding sources	32,656			49,174
Securities lending expense		22			7
Other interest expense		2			(1)
Total funding sources	$504,595	$1,246	1.00%	$632,376	$136	0.09%
Net interest revenue		$2,770	2.19%		$2,183	1.38%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) Beginning in the first quarter of 2023, Federal Home Loan Bank borrowings are presented separately from other short-term borrowings. Prior period amounts have been reclassified to reflect this change.
(3) Average balance and interest expense was less than $500 thousand in the prior period.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $587 million, or 27%, in the first quarter of 2023 compared to the same period in 2022. This increase was due primarily to higher average yields on interest-earning assets as a result of higher market interest rates. With the increases in market interest rates, net premium amortization of investment securities decreased to $185 million in the first quarter of 2023 from $486 million in the first quarter of 2022. These benefits were partially offset by higher rates paid on funding sources, increased usage of FHLB borrowings, other short-term borrowings, and brokered CDs to support client cash allocations in the rising rate environment, and lower balances of interest-earning assets.

Average interest-earning assets for the first quarter of 2023 were lower by 20% compared to the same period in 2022. This decrease was primarily due to lower bank deposits and payables to brokerage clients as a result of changes in client cash allocations due to higher market interest rates.

Net interest margin increased to 2.19% during the first quarter of 2023 from 1.38% during the same period in 2022. Higher market interest rates improved yields on interest-earning assets, which more than offset the higher rates paid across interest-bearing funding sources.

The Company’s higher average balances in the first quarter of 2023 of FHLB borrowings, other short-term borrowings, and brokered CDs resulted in higher funding costs. The Company expects to continue using these temporary funding sources to support clients’ cash allocation movement, with balances of supplemental funding sources expected to peak in 2023 and then decrease in 2024, with a limited portion remaining outstanding in early 2025. The usage of these higher-cost funding sources is expected to reduce net interest revenue in coming quarters. See also Risk Management – Liquidity Risk, Item 1 – Note 7 Bank Deposits, and Item 1 – Note 8 Borrowings for additional information on these and other funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2023			2022
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$316,391	$213	0.27%	$144,732	$102	0.29%
Fee waivers		—			(54)
Schwab money market funds	316,391	213	0.27%	144,732	48	0.13%
Schwab equity and bond funds, ETFs, and CTFs	450,581	91	0.08%	456,326	97	0.09%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds (1)	222,437	148	0.27%	212,641	165	0.31%
Other third-party mutual funds and ETFs (1)	676,344	133	0.08%	872,212	179	0.08%
Total mutual funds, ETFs, and CTFs (2)	$1,665,753	585	0.14%	$1,685,911	489	0.12%
Advice solutions (2)
Fee-based	$443,027	453	0.41%	$469,325	496	0.43%
Non-fee-based	94,469	—	—	90,335	—	—
Total advice solutions	$537,496	453	0.34%	$559,660	496	0.36%
Other balance-based fees (3)	561,788	62	0.04%	616,679	67	0.04%
Other (4)		18			16
Total asset management and administration fees		$1,118			$1,068
(1) The first quarter of 2022 includes transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
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

Asset management and administration fees increased by $50 million, or 5%, in the first quarter of 2023 compared to the same period in 2022. The increase in the first quarter of 2023 was primarily a result of higher balances in Schwab money market funds and the elimination of fee waivers on those funds. Money market fund balances increased as clients shifted their cash allocations to higher yielding investment solutions, and money market fund fee waivers were eliminated during 2022 as a result of the Federal Reserve’s increases to the federal funds target overnight rate. These increases were partially offset by lower balances in other third-party mutual funds and advice solutions, primarily due to equity market weakness, which negatively impacted client asset valuations since the first quarter of 2022.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 40% and 29% of the asset management and administration fees earned in the first quarter of 2023 and 2022, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
Balance at beginning of period	$278,926	$146,509	$412,942	$454,864	$235,738	$234,940
Net inflows (outflows)	75,036	(3,420)	10,344	9,461	(4,629)	(8,556)
Net market gains (losses) and other (1)	3,860	16	20,433	(20,048)	13,153	9,081
Balance at end of period	$357,822	$143,105	$443,719	$444,277	$244,262	$235,465

(1) Includes $14.2 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds in 2022.

Trading Revenue

Trading revenue includes commissions, order flow revenue, and principal transaction revenues. Commission revenue is affected by volume and mix of trades executed. Order flow revenue is comprised of payments received from trade execution venues to which our broker-dealer subsidiaries send equity and option orders. Order flow revenue is affected by volume and mix of client trades, as well as pricing received from trade execution venues. Principal transaction revenue is recognized primarily as a result of accommodating clients’ fixed income trading activity, and includes adjustments to the fair value of securities positions held to facilitate such client trading activity. Principal transactions revenue also includes unrealized gains and losses on cash and investments segregated for regulatory purposes.

The following tables present trading revenue, trade details, and related information:

	Three Months Ended March 31,		Percent Change
	2023	2022
Commissions	$422	$484	(13)%
Order flow revenue
Options	281	317	(11)%
Equities	133	153	(13)%
Total order flow revenue	414	470	(12)%
Principal transactions	56	9	N/M
Total trading revenue	$892	$963	(7)%
N/M Not meaningful. Percent changes greater than 200% are presented as not meaningful.

	Three Months Ended March 31,		Percent Change
	2023	2022
Clients' daily average trades (DATs) (in thousands)	5,895	6,578	(10)%
Product as a percentage of DATs
Equities	49%	52%
Derivatives	23%	23%
ETFs	21%	19%
Mutual funds	5%	5%
Fixed Income	2%	1%

Number of trading days	62.0	62.0	—
Revenue per trade (1)	$2.44	$2.36	3%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased $71 million in the first quarter of 2023 compared to the same period in 2022, primarily due to a decrease in commissions revenue resulting from lower client trading activity as well as changes in the mix of activity toward more ETFs and fewer single stocks. Additionally, order flow revenue decreased due to a shift in the mix of client trading activity toward more lower-dollar equity trades and index options and futures and fewer single stocks. Partially offsetting these decreases, principal transactions revenue increased as a result of higher volume in fixed income trading and higher market interest rates.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue from the TD Depository Institutions. These fees are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate obligation amounts.

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning fixed- and floating-rate yields:

	Three Months Ended March 31,		Percent Change
	2023	2022
Bank deposit account fees	$151	$294	(49)%
Average BDA balances	$115,877	$155,809	(26)%
Average net yield	0.52%	0.75%
Percentage of average BDA balances designated as:
Fixed-rate balances	92%	77%
Floating-rate balances	8%	23%

In January 2023, the Company ended its arrangements with other third-party banks to simplify bank sweep operations ahead of the first TD Ameritrade client transition group in February 2023. In addition, the FDIC implemented a 2-basis-point increase to the initial base deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023. This increase in the FDIC’s deposit insurance assessment results in a decrease to bank deposit account fee revenue, dependent on BDA balance levels.

Bank deposit account fees decreased $143 million, or 49%, in the first quarter of 2023 compared to the same period in 2022, primarily due to breakage fees of $97 million incurred as a result of ending the other third-party bank arrangements, the decrease in average floating-rate BDA balances, and an increase in the amount paid to clients due to higher interest rates. These factors contributed to the decrease in average net yield in the first quarter of 2023 compared to the same period in 2022. The decrease in average BDA balances in the first quarter of 2023 compared with the first quarter of 2022 was primarily due to client cash allocation decisions in response to rising short-term market interest rates throughout 2022 and into the first quarter of 2023. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of March 31, 2023 were 98% and 2%, respectively.

See also Capital Management and Item 1 – Note 9 for discussion of the IDA agreements and the potential to move IDA balances to Schwab’s balance sheet.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue increased $21 million in the first quarter of 2023 compared to the same period in 2022, primarily due to higher exchange processing fees and lower provision for credit losses on bank loans. Exchange processing fees increased as a result of higher average SEC fee rates. The provision for credit losses on bank loans was lower in the first quarter of 2023 compared with the first quarter of 2022, as during the first quarter of 2023, loan loss factors and the total balance of first lien residential real estate mortgage loans (First Mortgages) remained consistent with year-end 2022. The Company’s provision for credit losses on bank loans in the first quarter of 2022 reflected increased loan loss factors driven primarily by higher forecasted interest rates at the start of the Federal Reserve’s monetary tightening, as well as growth in the loan portfolio.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Effective February 27, 2023, the SEC decreased its exchange processing fee rates by approximately 65% from the rate in effect since May 2022. This change will result in lower exchange processing fees per security transaction in other revenue and a corresponding decrease in other expense for the remainder of the year, resulting in no impact to net income.

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2023	2022
Compensation and benefits
Salaries and wages	$972	$853	14%
Incentive compensation	364	417	(13)%
Employee benefits and other	302	276	9%
Total compensation and benefits	$1,638	$1,546	6%
Professional services	258	244	6%
Occupancy and equipment	299	269	11%
Advertising and market development	88	102	(14)%
Communications	146	144	1%
Depreciation and amortization	177	150	18%
Amortization of acquired intangible assets	135	154	(12)%
Regulatory fees and assessments	83	68	22%
Other	182	156	17%
Total expenses excluding interest	$3,006	$2,833	6%
Expenses as a percentage of total net revenues
Compensation and benefits	32%	33%
Advertising and market development	2%	2%
Full-time equivalent employees (in thousands)
At quarter end	36.0	34.2	5%
Average	35.6	33.9	5%

Expenses excluding interest increased by $173 million or 6% in the first quarter of 2023, compared to the same period in 2022. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 7% in the first quarter of 2023, compared to the same period in 2022. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits increased in the first quarter of 2023 compared to the same period in 2022, primarily due to growth in employee headcount to support our expanding client base and TDA client account transitions, as well as annual merit increases. These increases were partially offset by lower incentive compensation. Compensation and benefits included acquisition and integration-related costs of $58 million and $56 million in the first quarter of 2023 and 2022, respectively.

Professional services expense increased in the first quarter of 2023 compared to the same period in 2022, primarily due to increased utilization of technology-related and other professional services to support overall growth of the business and enhancement to technological infrastructure to support our expanding client base, as well as the TDA integration and client account transitions. Professional services included acquisition and integration-related costs of $33 million and $31 million in the first quarter of 2023 and 2022, respectively.

Occupancy and equipment expense increased in the first quarter of 2023 compared to the same period in 2022, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Occupancy and equipment included acquisition and integration-related costs of $4 million in both the first quarter of 2023 and 2022.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advertising and market development expense decreased in the first quarter of 2023 compared to the same period in 2022, primarily due to lower media advertising spending as well as decreases in spending for marketing communications for TD Ameritrade.

Depreciation and amortization expense increased in the first quarter of 2023 compared to the same period in 2022, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and the first quarter of 2023 to support the TDA integration and enhance our technological infrastructure to support growth of the business.

Amortization of acquired intangible assets decreased in the first quarter of 2023 compared to the same period in 2022, as certain assets from the TDA acquisition were fully amortized by the beginning of the fourth quarter of 2022.

Regulatory fees and assessments increased in the first quarter of 2023 compared to the same period in 2022, primarily as a result of a 2-basis-point increase to the FDIC deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023, and other regulatory assessments due to growth in employee headcount and overall growth of the business.

Other expense increased in the first quarter of 2023 compared to the same period in 2022, primarily as a result of higher exchange processing fees, partially offset by lower other clearing charges. Exchange processing fees increased due to higher SEC fee rates in effect during the first quarter of 2023 compared to those in effect during the first quarter of 2022. Effective February 27, 2023, the SEC decreased its exchange processing fee rates by approximately 65% from the rate in effect since May 2022. This change will result in lower exchange processing fees per security transaction in other expense and a corresponding decrease in other revenue for the remainder of the year, resulting in no impact to net income.

Capital expenditures were $187 million and $209 million in the first quarter of 2023 and 2022, respectively. Capital expenditures decreased when compared to heightened integration-related spend in 2022 in preparation for TDA client account transitions. These decreases were partially offset by higher purchased software to enhance our technological infrastructure to support greater capacity for our expanding client base. We continue to anticipate capital expenditures for full-year 2023 will be approximately 3-4% of total net revenues.

Taxes on Income

Taxes on income were $507 million and $437 million for the first quarters of 2023 and 2022, respectively, resulting in effective income tax rates on income before taxes of 24.0% and 23.8%, respectively. The increase in the effective tax rate in the first quarter of 2023 compared to the same period in 2022 was primarily related to increased state tax expense and a decrease in equity compensation deduction benefits in 2023. Partially offsetting the increases in the effective tax rate from these items was the reversal of tax reserves due to the resolution of certain state tax matters during the first quarter of 2023.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022
Net Revenues
Net interest revenue	29%	$2,033	$1,574	21%	$737	$609	27%	$2,770	$2,183
Asset management and administration fees	3%	805	781	9%	313	287	5%	1,118	1,068
Trading revenue	(8)%	775	844	(2)%	117	119	(7)%	892	963
Bank deposit account fees	(51)%	99	200	(45)%	52	94	(49)%	151	294
Other	19%	151	127	(8)%	34	37	13%	185	164
Total net revenues	10%	3,863	3,526	9%	1,253	1,146	10%	5,116	4,672
Expenses Excluding Interest	5%	2,233	2,131	10%	773	702	6%	3,006	2,833
Income before taxes on income	17%	$1,630	$1,395	8%	$480	$444	15%	$2,110	$1,839

Net New Client Assets (in billions) (1)	45%	$79.4	$54.6	8%	$71.3	$65.9	25%	$150.7	$120.5
(1) In the first quarter of 2023, Investor Services includes inflows of $19.0 billion from off-platform CDs issued by CSB.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 10% and 9%, respectively, in the first quarter of 2023 compared to the same quarter in 2022. Investor Services and Advisor Services growth was primarily driven by increases in net interest revenue as described above. Asset management and administration fees increased for both segments, primarily as a result of higher money market fund balances and the elimination of money market fund fee waivers since the first quarter of 2022. Other revenue increased for Investor Services due to higher exchange processing fees and a lower provision for credit losses on bank loans. Both segments saw a decrease in bank deposit account fees in the first quarter of 2023 due to several factors including breakage fees incurred as a result of ending certain third-party bank arrangements, lower average BDA balances, and higher yields paid to clients. Trading revenue also decreased for both segments due primarily to lower client trading activity and changes in client trading mix, resulting in lower commissions and order flow revenue.

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest increased by 5% in the first quarter of 2023 compared to the same quarter in 2022, while Advisor Services total expenses excluding interest increased by 10% in the first quarter of 2023 compared to the same quarter in 2022. Both segments saw higher compensation and benefits expenses due to increases in headcount to support our expanding client base and TDA client account transitions, and annual merit increases, partially offset by lower incentive compensation. Occupancy and equipment expenses increased in both segments, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and the first quarter of 2023 to enhance our technological infrastructure to support growth of the business. Regulatory fees and assessments increased in both segments in the first quarter of 2023 compared to the same quarter in 2022, primarily due to the FDIC deposit insurance assessment rate increase described above. Both segments also saw higher other expenses, primarily as a result of increased exchange processing fees. These increases were partially offset by lower amortization of acquired intangible assets as certain assets from the TDA acquisition became fully amortized in 2022.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact.

For a discussion of our risk management programs, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management in the 2022 Form 10-K.

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by Schwab as a result of fluctuations in interest rates, equity prices, or market conditions. Schwab is exposed to market risk primarily from changes in interest rates within our interest-earning assets relative to changes in the costs of funding sources that finance these assets.

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. In 2023, the Company began to utilize interest rate swap derivative instruments to assist with managing interest rate risk. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 1 – Note 11.

Interest Rate Risk Simulations

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short- and long-term interest rates. Interest-earning assets include investment securities, margin loans, bank loans, and cash and cash equivalents. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we have some ability to manage our net interest spread, depending on competitive factors and market conditions. When we have liquidity needs that exceed our primary sources of funding, the Company has needed to utilize higher cost funding sources, which can reduce net interest margin and net interest revenue.

Net interest revenue sensitivity analysis assumes the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. While this approach is useful to isolate the impact of changes in interest rates on a statically-sized asset and liability structure, it does not capture changes to client cash allocations. We conduct simulations on EVE to capture the impact of client cash allocation changes on our balance sheet. As we actively manage the consolidated balance sheet and interest rate exposure, we have taken and would typically seek to take steps to manage additional interest rate exposure that could result from changes in the interest rate environment.

Higher short-term interest rates would generally positively impact net interest margin as yields on interest-earning assets are expected to rise faster than the cost of funding sources. If the cost of funding sources is greater than the increased revenue from repricing assets, however, net interest margin can be reduced. A decline in short-term interest rates could negatively impact the yield on the Company’s investment and loan portfolios to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

The following table shows simulated changes to net interest revenue over the next 12 months beginning March 31, 2023 and December 31, 2022 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2023	December 31, 2022
Increase of 200 basis points	9.7%	7.3%
Increase of 100 basis points	5.0%	3.6%
Increase of 50 basis points	2.5%	1.7%
Decrease of 50 basis points	(2.7)%	(1.5)%
Decrease of 100 basis points	(4.4)%	(3.2)%
Decrease of 200 basis points	(7.9)%	(6.7)%

The Company’s simulated incremental increases in market interest rates had a larger impact on net interest revenue as of March 31, 2023 compared to December 31, 2022 primarily due to higher cash balances, which was partially offset by an increased allocation to FHLB borrowings and other short-term borrowings across the Company’s banking subsidiaries. Simulated incremental decreases in market interest rates had a larger impact on net interest revenue as of March 31, 2023 compared to December 31, 2022 primarily due to higher cash balances, while increased allocation to shorter-term liabilities contributed to lower interest expense in a lower rate environment.

In addition to measuring the effect of gradual parallel increases or decreases in current interest rates, we regularly simulate the effects of non-parallel shifts and instantaneous shifts of interest rates on net interest revenue.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of March 31, 2023 and December 31, 2022, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Economic Value of Equity Simulation

Management also uses EVE simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical behaviors as well as our expectations of the economic environment. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, behavior of non-maturity client cash held on the balance sheet, and pricing assumptions. Our net interest revenue, bank deposit account fee revenue, and EVE simulations reflect the assumption of non-negative investment yields.

Effective Duration

Effective duration measures price sensitivity relative to a change in prevailing interest rates, taking account of amortizing cash flows and prepayment optionality for mortgage-related securities and loans. Duration is measured in years and commonly interpreted as the average timing of principal and interest cash flows. We seek to manage the Company’s asset duration in relation to management’s estimate of the Company’s liability duration. The Company’s liability duration is impacted by the composition of funding sources, and typically decreases in periods of rising market interest rates and increases in periods of declining market interest rates. The estimated effective duration for the Company’s total AFS and held to maturity (HTM) investment securities portfolio was approximately 4.0 years and 4.6 years as of March 31, 2023 and 2022, respectively. AFS and HTM securities comprised approximately 58% and 55% of the Company’s consolidated total assets as of March 31, 2023 and 2022, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both March 31, 2023 and 2022. The Company’s estimated effective duration of consolidated total assets was approximately 2.6 years at March 31, 2023 and approximately 2.7 years at March 31, 2022.

Phase-out of LIBOR

The Company has made significant progress to prepare for the phasing-out of LIBOR, as described in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management in the 2022 Form 10-K, and additional transition efforts to prepare for the phasing-out of LIBOR are ongoing.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of: CS&Co, TD Ameritrade, Inc., and TDAC, our principal broker-dealer subsidiaries; the capital needs of the banking subsidiaries; principal and interest due on corporate debt; dividend payments on CSC’s preferred stock; and returns of capital to common stockholders. The liquidity needs of our broker-dealer subsidiaries are primarily driven by client activity including trading and margin lending activities and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposit levels and other borrowings. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding plans to support liquidity levels during both business as usual and stressed conditions.

We employ a variety of metrics to monitor and manage liquidity. We conduct regular liquidity stress testing to develop a view of liquidity risk exposures and to ensure our ability to maintain sufficient liquidity during market-related or company-specific liquidity stress events. Liquidity sources are also tested periodically and results are reported to the Financial Risk Oversight Committee. A number of early warning indicators are monitored to help identify emerging liquidity stresses in the market or within the organization and are reviewed with management periodically.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Funding Sources

Schwab’s primary source of funds is cash generated by client activity which includes bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients. Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, FHLB borrowings, issuance of CDs, cash provided by securities issuances by CSC in the capital markets, and other facilities described below.

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities.

Our clients’ bank deposits and cash balances in brokerage accounts primarily originate from our 34.1 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of March 31, 2023. Our clients’ allocation of cash held on our balance sheet is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

Schwab’s need for borrowings from external debt facilities arises primarily from timing differences between cash flow requirements, including in the event the outflow of client cash from the balance sheet is greater than cash flows from operations and investment securities and bank loans; payments on interest-earning investments; movements of cash to meet regulatory brokerage client cash segregation requirements; and general corporate purposes. We maintain policies and procedures necessary to access funding, and test borrowing procedures on a periodic basis. Rollover risk is the risk that we will not be able to refinance or payoff borrowings as they mature. We manage rollover risk on borrowings, taking into account expected principal paydowns on our investment and loan portfolios along with expected deposit flows.

The following table describes external debt facilities available at March 31, 2023:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$45,600	$35,501	(1)	April 2023 - August 2024	5.16%
Federal Reserve discount window	Banking subsidiaries	—	9,398	(1)	N/A	—
Federal Reserve Bank Term Funding Program	Banking subsidiaries	—	42,655	(1)	N/A	—
Repurchase agreements	Banking subsidiaries	6,822	—	(2)	August 2023 - January 2024	5.00%
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,607		N/A	—
Unsecured commercial paper	CSC	250	4,750		April 2023	4.74%
Secured uncommitted lines of credit with various external banks	TDAC	—	—	(3)	N/A	—
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of March 31, 2023. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Note 8 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ ability to provide collateral deemed acceptable by each respective counterparty. See Note 12 for additional information.
(3) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of March 31, 2023, the Company had additional investment securities with a par value of approximately $188 billion or a fair value of approximately $173 billion available to be pledged to obtain additional capacity. These securities could be used to provide additional borrowing capacity of up to $188 billion, dependent on the facility utilized. Additional details regarding availability and use of these facilities is described below.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Amounts available under secured credit facilities with the FHLB are dependent on the value of our First Mortgages, home equity lines of credit (HELOCs), and the fair value of certain of our investment securities that are pledged as collateral. These credit facilities are also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans. CSC’s banking subsidiaries must each maintain positive tangible capital, as defined by the Federal Housing Finance Agency, in order to place new draws upon these credit facilities, and the Company manages capital with consideration of minimum tangible capital ratios at our banking subsidiaries. Tangible capital pursuant to the requirements of the FHLB borrowing facilities for our banking subsidiaries is common equity less goodwill and intangible assets.

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

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program, offering loans of up to one year in length to eligible financial institutions with U.S. Treasury securities, agency debt, mortgage-backed securities, and other qualifying assets pledged as collateral. Borrowing capacity available under this program is dependent upon the par value of the investment securities that are pledged as collateral. The Company is eligible to obtain advances under this program. This facility was not used during the first quarter of 2023.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A1 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at March 31, 2023 and December 31, 2022. Subsequent to March 31, 2023, Standard & Poor’s downgraded its rating from A1 to A2 for CSC’s Commercial Paper Notes and affirmed its outlook remained stable. Also subsequent to March 31, 2023, Moody’s affirmed its rating of P1 for CSC and changed its outlook from positive to stable.

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

In the fourth quarter of 2022 and first quarter of 2023, CSB issued brokered CDs as a supplemental funding source. The following table provides information about CDs issued by CSB and outstanding as of March 31, 2023:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$30,745	July 2023 - March 2025	4.96%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher yielding alternatives. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. The Company expects to use these types of temporary supplemental funding until the Company’s primary sources of liquidity are again greater than any outflows associated with client cash allocation decisions.

During the first quarter of 2023, the Company’s cash and cash equivalents, excluding amounts restricted, increased by $9.0 billion to $49.2 billion as of March 31, 2023. This increase was driven by net cash provided by investing and operating activities, partially offset by net cash used for financing activities. Bank deposits decreased by a total of $41.0 billion during the first quarter of 2023; this was driven by a decrease of $63.7 billion in deposits swept from brokerage accounts due primarily to clients’ cash allocation decisions described above, partially offset by a net increase in brokered CDs of $24.7 billion. Offsetting the decrease in bank deposits, investing cash flows from our AFS and HTM securities totaled $12.0 billion in the first quarter of 2023, and the Company increased its FHLB borrowings and other short-term borrowings by a total of $35.6 billion.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Subsequent to March 31, 2023, the Company’s banking subsidiaries had drawn an additional $3.0 billion of FHLB advances. The current average interest on these advances was 4.96%, with the earliest maturity occurring in May 2024. Our banking subsidiaries also borrowed an additional $1.0 billion under repurchase agreements with external financial institutions subsequent to March 31, 2023. The current average interest rate on these repurchase borrowings was 5.05% with the earliest maturity occurring in April 2024. The Company also issued $6.8 billion of brokered CDs subsequent to March 31, 2023 at a weighted average interest rate of 4.97%, with the earliest maturity occurring in April 2024.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2022 Form 10-K for additional information. The Company was in compliance with the LCR rule at March 31, 2023, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	March 31, 2023	December 31, 2022
Total eligible HQLA	$80,128	$93,986
Net cash outflows	$62,163	$76,754
LCR	129%	123%

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $20.0 billion and $20.8 billion at March 31, 2023 and December 31, 2022, respectively.

The following table provides information about our Senior Notes outstanding at March 31, 2023:

March 31, 2023	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$19,712	2024 - 2032	2.44%	A2	A	A
TDA Holding Senior Notes	$213	2024 - 2029	3.47%	A2	A	—

Subsequent to March 31, 2023, Standard & Poor’s downgraded CSC’s and TDA Holding’s long-term issuer credit and senior unsecured debt ratings from A to A-, and affirmed its outlook remained stable. Also subsequent to March 31, 2023, Moody’s affirmed its rating of A2 for CSC and TDA Holding and changed its outlook from positive to stable.

Schwab additionally enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 1 – Notes 5, 6, 8, 9, and 12.

Additional information regarding our sources and uses of liquidity and management of liquidity risk is included in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk in our 2022 Form 10-K. See also Item 1 – Condensed Consolidated Statements of Cash Flows, Item 1 – Note 7 for the Company’s bank deposits, Item 1 – Note 8 for the Company’s debt and borrowing facilities, and Item 1 – Note 14 for equity outstanding balances and activity.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including balance sheet growth over time, management of the IDA agreements inclusive of potential migration of IDA balances (see further discussion below), providing financial support to our subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to our banking subsidiaries. Schwab also seeks to return excess capital to stockholders. We may return excess capital through such activities as

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

dividends, repurchases of common shares, preferred stock redemptions, and repurchases of our preferred stock represented by depositary shares. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management of the 2022 Form 10-K and in Item 1 – Note 17. As of March 31, 2023, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. are in compliance with their respective net capital requirements.

The following table details the capital ratios for CSC consolidated and CSB:

	March 31, 2023		December 31, 2022
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$36,347	$9,777	$36,608	$7,664
Less:
Preferred stock	9,191	—	9,706	—
Common Equity Tier 1 Capital before regulatory adjustments	$27,156	$9,777	$26,902	$7,664
Less:
Goodwill, net of associated deferred tax liabilities	$11,816	$13	$11,816	$13
Other intangible assets, net of associated deferred tax liabilities	6,967	—	7,079	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	37	35	37	35
AOCI adjustment (1)	(20,690)	(17,965)	(22,620)	(19,680)
Common Equity Tier 1 Capital	$29,026	$27,694	$30,590	$27,296
Tier 1 Capital	$38,217	$27,694	$40,296	$27,296
Total Capital	38,299	27,769	40,376	27,370
Risk-Weighted Assets	135,865	96,395	139,657	99,631
Total Leverage Exposure	544,266	364,578	566,809	375,846
Common Equity Tier 1 Capital/Risk-Weighted Assets	21.4%	28.7%	21.9%	27.4%
Tier 1 Capital/Risk-Weighted Assets	28.1%	28.7%	28.9%	27.4%
Total Capital/Risk-Weighted Assets	28.2%	28.8%	28.9%	27.5%
Tier 1 Leverage Ratio	7.1%	7.7%	7.2%	7.3%
Supplementary Leverage Ratio	7.0%	7.6%	7.1%	7.3%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio decreased slightly to 7.1% at March 31, 2023 from 7.2% at year-end 2022. This decrease was primarily due to repurchases of $2.8 billion of common stock and $467 million of preferred stock, higher common stock dividends, and a decrease of $51 billion, or 11%, in total bank deposits and payables to brokerage clients due to client cash allocation decisions resulting from the rising interest rate environment. These factors were largely offset by first quarter 2023 net income. CSB’s Tier 1 Leverage Ratio increased from year-end 2022, ending the first quarter of 2023 at 7.7%.

The Company suspended repurchase activity during the first quarter of 2023. In light of anticipated changes to regulatory expectations and capital requirements that could require Schwab and other firms to include AOCI in regulatory capital, the Company currently plans to accrete and retain capital and does not plan to resume repurchases until there is more regulatory clarity.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the IDA agreements. During the first quarter of 2023, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

including having sufficient capital levels to sustain these incremental deposits. See Item 1 – Note 9 for further information on the IDA agreements.

Dividends

On January 26, 2023, the Board of Directors of CSC declared a three cent, or 14%, increase in the quarterly cash dividend to $.25 per common share.

Cash dividends paid and per share amounts, exclusive of amounts related to preferred stock repurchases, for the first three months of 2023 and 2022 are as follows:

	2023		2022
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$463	$.25	$381	$.20
Preferred Stock:
Series A (1)	N/A	N/A	14	35.00
Series D (2)	11	14.88	11	14.88
Series E (3)	N/A	N/A	14	2,312.50
Series F (4)	—	—	—	—
Series G (2)	33	1,343.75	34	1,343.75
Series H (2)	24	1,000.00	25	1,000.00
Series I (2)	21	1,000.00	23	1,000.00
Series J (2)	7	11.13	7	11.13
Series K (5)	9	1,250.00	N/A	N/A
(1) Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(2) Dividends paid quarterly.
(3) Series E was redeemed on December 1, 2022. Prior to redemption, dividends were paid semi-annually until March 1, 2022 and quarterly thereafter. The final dividend was paid on December 1, 2022.
(4) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(5) Series K was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend was paid on June 1, 2022.
N/A Not applicable.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a new authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The new share repurchase authorization does not have an expiration date. CSC repurchased 37 million shares of its common stock for $2.8 billion during the three months ended March 31, 2023. As of March 31, 2023, approximately $8.7 billion remained on the new authorization. There were no repurchases of CSC’s common stock under the terminated authorization during the three months ended March 31, 2022.

The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the three months ended March 31, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Beginning in 2023, share repurchases, net of issuances, are subject to a nondeductible 1% excise tax which was recognized as a direct and incremental cost associated with these transactions. For repurchases of common stock, the tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the condensed consolidated statement of income. For repurchases of preferred stock, the tax impact is included within preferred stock dividends and other on the condensed consolidated statement of income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OTHER

Foreign Exposure
At March 31, 2023, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2023, the fair value of these holdings totaled $11.2 billion, with the top three exposures being to issuers and counterparties domiciled in France at $3.1 billion, the United Kingdom at $1.8 billion, and Canada at $1.7 billion. At December 31, 2022, the fair value of these holdings totaled $16.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $4.8 billion, and Canada at $1.7 billion. In addition, Schwab had outstanding margin loans to foreign residents of $2.5 billion at both March 31, 2023 and December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2022 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2023.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended March 31,
	2023	2022
Total expenses excluding interest (GAAP)	$3,006	$2,833
Acquisition and integration-related costs (1)	(98)	(96)
Amortization of acquired intangible assets	(135)	(154)
Adjusted total expenses (non-GAAP)	$2,773	$2,583
(1) Acquisition and integration-related costs for the three months ended March 31, 2023 primarily consist of $58 million of compensation and benefits, $33 million of professional services, and $4 million of occupancy and equipment. Acquisition and integration-related costs for the three months ended March 31, 2022 primarily consist of $56 million of compensation and benefits, $31 million of professional services, and $4 million of occupancy and equipment.

	Three Months Ended March 31,
	2023		2022
	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,533	$.83	$1,278	$.67
Acquisition and integration-related costs	98.05		96.05
Amortization of acquired intangible assets	135.07		154.08
Income tax effects (1)	(56)	(.02)	(61)	(.03)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,710	$.93	$1,467	$.77
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended March 31,
	2023	2022
Return on average common stockholders’ equity (GAAP)	23%	12%
Average common stockholders’ equity	$27,028	$41,856
Less: Average goodwill	(11,951)	(11,952)
Less: Average acquired intangible assets — net	(8,724)	(9,303)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,842	1,886
Average tangible common equity	$8,195	$22,487
Adjusted net income available to common stockholders (1)	$1,710	$1,467
Return on tangible common equity (non-GAAP)	83%	26%
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net Revenues
Interest revenue	$4,016	$2,319
Interest expense	(1,246)	(136)
Net interest revenue	2,770	2,183
Asset management and administration fees (1)	1,118	1,068
Trading revenue	892	963
Bank deposit account fees	151	294
Other	185	164
Total net revenues	5,116	4,672
Expenses Excluding Interest
Compensation and benefits	1,638	1,546
Professional services	258	244
Occupancy and equipment	299	269
Advertising and market development	88	102
Communications	146	144
Depreciation and amortization	177	150
Amortization of acquired intangible assets	135	154
Regulatory fees and assessments	83	68
Other	182	156
Total expenses excluding interest	3,006	2,833
Income before taxes on income	2,110	1,839
Taxes on income	507	437
Net Income	1,603	1,402
Preferred stock dividends and other	70	124
Net Income Available to Common Stockholders	$1,533	$1,278
Weighted-Average Common Shares Outstanding:
Basic	1,834	1,894
Diluted	1,842	1,905
Earnings Per Common Shares Outstanding (2):
Basic	$.84	$.67
Diluted	$.83	$.67
(1) No fee waivers were recognized for the three months ended March 31, 2023. Includes fee waivers of $54 million for the three months ended March 31, 2022.
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

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$1,603	$1,402
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	1,849	(13,135)
Reclassification of net unrealized loss transferred to held to maturity	—	2,429
Other reclassifications included in other revenue	9	(12)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	(2,429)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	609	92
Other	(8)	—
Other comprehensive income (loss), before tax	2,459	(13,055)
Income tax effect	(528)	3,119
Other comprehensive income (loss), net of tax	1,931	(9,936)
Comprehensive Income (Loss)	$3,534	$(8,534)

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets (1)
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$49,162	$40,195
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $4,920 and $12,159 at March 31, 2023 and December 31, 2022, respectively)	31,037	42,983
Receivables from brokerage clients — net	63,187	66,591
Available for sale securities (amortized cost of $151,767 at March 31, 2023 and $160,162 at December 31, 2022; including assets pledged of $279 and $41, respectively)	141,334	147,871
Held to maturity securities (including assets pledged of $6,821 at March 31, 2023 and $4,522 at December 31, 2022)	169,911	173,074
Bank loans — net	39,964	40,505
Equipment, office facilities, and property — net	3,716	3,714
Goodwill	11,951	11,951
Acquired intangible assets — net	8,659	8,789
Other assets	16,631	16,099
Total assets	$535,552	$551,772
Liabilities and Stockholders’ Equity
Bank deposits	$325,745	$366,724
Payables to brokerage clients	87,553	97,438
Accrued expenses and other liabilities	13,220	13,124
Other short-term borrowings	7,071	4,650
Federal Home Loan Bank borrowings	45,600	12,400
Long-term debt	20,016	20,828
Total liabilities	499,205	515,164
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,502 and $9,850 at March 31, 2023 and December 31, 2022, respectively	9,191	9,706
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at March 31, 2023 and December 31, 2022	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	27,136	27,075
Retained earnings	32,144	31,066
Treasury stock, at cost — 255,459,169 and 221,033,042 shares at March 31, 2023 and December 31, 2022, respectively	(11,455)	(8,639)
Accumulated other comprehensive income (loss)	(20,690)	(22,621)
Total stockholders’ equity	36,347	36,608
Total liabilities and stockholders’ equity	$535,552	$551,772
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261
Net income	—	—	—	—	—	—	1,402	—	—	1,402
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(9,936)	(9,936)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Dividends declared on preferred stock	—	—	—	—	—	—	(118)	—	—	(118)
Dividends declared on common stock — $.20 per share	—	—	—	—	—	—	(381)	—	—	(381)
Stock option exercises and other	—	—	—	—	—	(51)	—	81	—	30
Share-based compensation	—	—	—	—	—	112	—	—	—	112
Other	—	—	—	—	—	24	—	(36)	—	(12)
Balance at March 31, 2022	$10,694	1,995	$20	79	$1	$26,826	$26,895	$(5,293)	$(11,045)	$48,098

Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	1,603	—	—	1,603
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,931	1,931
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(105)	—	—	(105)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(464)	—	—	(464)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,869)	—	(2,869)
Stock option exercises and other	—	—	—	—	—	(92)	—	111	—	19
Share-based compensation	—	—	—	—	—	129	—	—	—	129
Other	—	—	—	—	—	24	—	(58)	—	(34)
Balance at March 31, 2023	$9,191	2,023	$20	51	$1	$27,136	$32,144	$(11,455)	$(20,690)	$36,347
See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,603	$1,402
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	134	144
Depreciation and amortization	177	150
Amortization of acquired intangible assets	135	154
Provision (benefit) for deferred income taxes	3	(19)
Premium amortization, net, on available for sale and held to maturity securities	185	486
Other	132	98
Net change in:
Investments segregated and on deposit for regulatory purposes	13,690	(4,628)
Receivables from brokerage clients	3,395	6,487
Other assets	212	(59)
Payables to brokerage clients	(9,885)	(364)
Accrued expenses and other liabilities	(4)	(798)
Net cash provided by (used for) operating activities	9,777	3,053
Cash Flows from Investing Activities
Purchases of available for sale securities	—	(30,710)
Proceeds from sales of available for sale securities	1,051	9,521
Principal payments on available for sale securities	7,312	16,892
Principal payments on held to maturity securities	3,613	3,505
Net change in bank loans	521	(2,493)
Purchases of equipment, office facilities, and property	(159)	(296)
Purchases of FHLB stock	(1,439)	—
Proceeds from sales of FHLB stock	82	—
Purchases of Federal Reserve stock	—	(27)
Proceeds from sales of Federal Reserve stock	98	—
Other investing activities	(50)	(34)
Net cash provided by (used for) investing activities	11,029	(3,642)
Cash Flows from Financing Activities
Net change in bank deposits	(40,979)	22,049
Proceeds from FHLB borrowings	36,200	3
Repayments of FHLB borrowings	(3,000)	(3)
Proceeds from other short-term borrowings	3,657	2,467
Repayments of other short-term borrowings	(1,241)	(3,090)
Issuances of long-term debt	—	2,971
Repayments of long-term debt	(808)	(7)
Net proceeds from preferred stock offerings	—	740
Redemption and repurchase of preferred stock	(467)	—
Dividends paid	(568)	(509)
Proceeds from stock options exercised	19	30
Repurchases of common stock and nonvoting common stock	(2,842)	—
Other financing activities	(67)	(42)
Net cash provided by (used for) financing activities	(10,096)	24,609
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	10,710	24,020
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	58,720	93,338
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$69,430	$117,358

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$—	$108,805
Securities purchased during the period but settled after period end	$—	$15
Changes in accrued equipment, office facilities, and property purchases	$28	$(87)
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$923	$153
Income taxes	$40	$50
Amounts included in the measurement of lease liabilities	$63	$53
Leased assets obtained in exchange for new operating lease liabilities	$12	$140
Leased assets obtained in exchange for new finance lease liabilities	$—	$5

	March 31, 2023	March 31, 2022
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$49,162	$91,126
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	20,268	26,232
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$69,430	$117,358
(1) Certain prior period amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2022 Form 10-K.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in 2023, Federal Home Loan Bank borrowings are presented separately from other short-term borrowings in the condensed consolidated balance sheets. Prior period amounts have been reclassified to reflect these changes. Corresponding presentation changes have been made to the condensed consolidated statements of cash flows and related notes.

The significant accounting policies are included in Note 2 in the 2022 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2023, except as described in Note 2 below.

2.    Summary of Significant Accounting Policies and New Accounting Standards

Derivative Instruments and Hedging Activities

As discussed further in Note 11, beginning in 2023, the Company utilizes derivative instruments as part of its interest rate risk management. The Company records all derivatives on the balance sheet at fair value. Accounting for the changes in the fair values of derivatives depends on the nature of the hedging relationship, and whether we qualify for and elect to apply hedge accounting. Hedge accounting generally matches the timing of gain or loss recognition on the derivatives with the recognition of the changes in the fair values or cash flows attributable to the risk being hedged of the hedged asset or liability in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge, respectively. Schwab’s policy is to designate all eligible derivatives in hedge accounting relationships. To qualify for hedge accounting, among other requirements, a derivative must be highly effective at reducing exposure to the hedged risk. The assessment of effectiveness is done at inception and on an ongoing basis for hedging relationships and, depending on certain criteria, may be qualitative or quantitative. Schwab applies the “shortcut method” of hedge accounting for a portion of its fair value hedges, which assumes perfect effectiveness. Alternatively, when quantitative effectiveness assessments are required, the Company uses regression analysis, which is the method employed for the rest of our hedging relationships.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
For derivatives the Company has designated and that qualify as fair value hedges of interest rate risk, the gain or loss on the derivatives and the changes in fair values of the hedged assets attributable to benchmark interest rates (basis adjustments) are both recorded in interest revenue on the condensed consolidated statement of income. If the hedging relationship is terminated, the basis adjustment remaining on the hedged asset continues to be reported as part of the amortized cost of that asset and is amortized to interest revenue over the remaining life of the asset as a yield adjustment using the effective interest method. The Company does not amortize basis adjustments prior to termination of the hedging relationship.

Certain fair value hedges may be designated under the portfolio layer method (PLM) of hedge accounting, which allows the Company to hedge the interest rate risk of prepayable and non-prepayable financial assets by designating a stated amount of a closed portfolio that is expected to be outstanding for the designated hedge period (a hedged layer) as the hedged item. A PLM hedging relationship may include multiple hedged layers. If at any point during the hedge period the aggregate amount of the hedged layers exceeds the amount of the closed portfolio (i.e., a breach of the hedged layer(s) has occurred), the PLM hedge must be fully or partially terminated to cure the breach. Basis adjustments for active PLM hedges are maintained at the closed portfolio level and are only allocated to individual assets remaining in the closed portfolio when the hedge is terminated, except for the portion of the basis adjustment related to the breach of the hedged layer(s), if any, which is recognized in interest revenue immediately. Allocated PLM basis adjustments are reported as part of the amortized cost of the assets and are amortized to interest revenue over the assets’ respective remaining lives as a yield adjustment using the effective interest method.

For derivatives the Company has designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivatives is recorded in AOCI and subsequently reclassified into interest revenue or interest expense, depending on where the hedged cash flows are recognized, on the condensed consolidated statement of income in the same period during which the hedged transactions affect earnings. Amounts reported in AOCI for cash flow hedges of AFS investment securities or other recognized financial assets are reclassified into interest revenue as interest payments on the securities or financial assets are accrued or received. If the hedging relationship is terminated and transactions that were hedged are no longer probable of occurring, the gain or loss on the derivative(s) recorded in AOCI prior to termination is reclassified into interest revenue immediately. Otherwise, the derivative gain or loss in AOCI will continue to be reclassified into interest revenue or interest expense in the periods during which the transactions that were hedged affect earnings.

Cash flows associated with derivative instruments are reflected as cash flows from operating activities in the statement of cash flows consistent with the treatment and nature of the items being hedged.

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

		January 1, 2023	The Company adopted this guidance on January 1, 2023 using the prospective transition method. The adoption of this guidance did not have a material impact on the Company’s financial statements.

New Accounting Standards Not Yet Adopted

There are currently no new accounting standards not yet adopted that are material to the Company.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2023	2022
Net interest revenue
Cash and cash equivalents	$413	$34
Cash and investments segregated	432	15
Receivables from brokerage clients	1,084	626
Available for sale securities	825	947
Held to maturity securities	746	378
Bank loans	391	187
Securities lending revenue	112	129
Other interest revenue	13	3
Interest revenue	4,016	2,319
Bank deposits	(618)	(16)
Payables to brokerage clients	(75)	(2)
Other short-term borrowings (1)	(86)	(4)
Federal Home Loan Bank borrowings (1)	(304)	—
Long-term debt	(139)	(108)
Securities lending expense	(22)	(7)
Other interest expense	(2)	1
Interest expense	(1,246)	(136)
Net interest revenue	2,770	2,183
Asset management and administration fees
Mutual funds, ETFs, and CTFs	585	489
Advice solutions	453	496
Other	80	83
Asset management and administration fees	1,118	1,068
Trading revenue
Commissions	422	484
Order flow revenue	414	470
Principal transactions	56	9
Trading revenue	892	963
Bank deposit account fees	151	294
Other	185	164
Total net revenues	$5,116	$4,672
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $616 million and $560 million at March 31, 2023 and December 31, 2022, respectively. Schwab did not have any other significant contract assets or contract liability balances as of March 31, 2023 or December 31, 2022.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$82,774	$1	$7,228	$75,547
U.S. Treasury securities	39,316	—	1,454	37,862
Asset-backed securities (1)	12,375	—	536	11,839
Corporate debt securities (2)	13,615	—	1,076	12,539
Certificates of deposit	1,445	—	7	1,438
Foreign government agency securities	1,033	—	51	982
U.S. state and municipal securities	646	—	58	588
Non-agency commercial mortgage-backed securities	341	—	20	321
Other	222	—	4	218
Total available for sale securities (3)	$151,767	$1	$10,434	$141,334
Held to maturity securities
U.S. agency mortgage-backed securities	$169,911	$2,525	$13,570	$158,866
Total held to maturity securities	$169,911	$2,525	$13,570	$158,866

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$85,994	$—	$8,306	$77,688
U.S. Treasury securities	41,879	—	1,877	40,002
Asset-backed securities (1)	13,672	—	649	13,023
Corporate debt securities (2)	13,830	—	1,275	12,555
Certificates of deposit	2,245	—	14	2,231
Foreign government agency securities	1,033	—	64	969
U.S. state and municipal securities	713	—	75	638
Non-agency commercial mortgage-backed securities	473	—	23	450
Other	323	—	8	315
Total available for sale securities (3)	$160,162	$—	$12,291	$147,871
Held to maturity securities
U.S. agency mortgage-backed securities	$173,074	$1,442	$15,580	$158,936
Total held to maturity securities	$173,074	$1,442	$15,580	$158,936
(1) Approximately 59% and 57% of asset-backed securities held as of March 31, 2023 and December 31, 2022, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 18% of the asset-backed securities held at both March 31, 2023 and December 31, 2022.
(2) As of March 31, 2023 and December 31, 2022, approximately 36% and 37%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(3) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $48 million of AFS commercial paper as of December 31, 2022 (none as of March 31, 2023). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

During 2022, the Company transferred a total of $188.6 billion of U.S. agency mortgage-backed securities with a total net pretax unrealized loss at the times of transfer of $18.2 billion from the AFS category to the HTM category. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
net income. As of March 31, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $12.8 billion net of tax effect ($16.9 billion pretax).

At March 31, 2023, our banking subsidiaries had pledged investment securities with a value of $62.7 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Our banking subsidiaries pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $9.4 billion as collateral for this facility at March 31, 2023. Beginning in 2023, our banking subsidiaries pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve through the Bank Term Funding Program, and had pledged securities with a par value of $42.7 billion as collateral for this facility at March 31, 2023. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.7 billion at March 31, 2023.

At March 31, 2023, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $6.8 billion, and AFS securities pledged were U.S. Treasury securities with an aggregate fair value of $279 million. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 8 and 12 for additional information on these repurchase agreements.

At March 31, 2023, our banking subsidiaries had pledged AFS securities with an aggregate fair value of $85 million as initial margin on interest rate swaps (see Note 11). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$10,049	$273	$65,268	$6,955	$75,317	$7,228
U.S. Treasury securities	13,096	77	24,765	1,377	37,861	1,454
Asset-backed securities	1,272	17	10,551	519	11,823	536
Corporate debt securities	1,170	29	11,369	1,047	12,539	1,076
Certificates of deposit	843	2	595	5	1,438	7
Foreign government agency securities	—	—	982	51	982	51
U.S. state and municipal securities	56	1	525	57	581	58
Non-agency commercial mortgage-backed securities	227	3	94	17	321	20
Other	20	2	198	2	218	4
Total	$26,733	$404	$114,347	$10,030	$141,080	$10,434

December 31, 2022
Available for sale securities
U.S. agency mortgage-backed securities	$34,938	$2,025	$42,558	$6,281	$77,496	$8,306
U.S. Treasury securities	27,063	716	12,519	1,161	39,582	1,877
Asset-backed securities	6,717	217	6,299	432	13,016	649
Corporate debt securities	8,552	542	3,998	733	12,550	1,275
Certificates of deposit	2,033	10	196	4	2,229	14
Foreign government agency securities	756	50	214	14	970	64
U.S. state and municipal securities	482	31	157	44	639	75
Non-agency commercial mortgage-backed securities	443	23	—	—	443	23
Other	315	8	—	—	315	8
Total	$81,299	$3,622	$65,941	$8,669	$147,240	$12,291
At March 31, 2023, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2022 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the three months ended March 31, 2023 and the year ended December 31, 2022. None of the Company’s AFS securities held as of March 31, 2023 and December 31, 2022 had an allowance for credit losses. All HTM securities as of March 31, 2023 and December 31, 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $621 million and $685 million of accrued interest for AFS and HTM securities as of March 31, 2023 and December 31, 2022, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the three months ended March 31, 2023, or for the year ended December 31, 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below. As of March 31, 2023, the estimated effective duration, which reflects anticipated future payments, of our total AFS and HTM investment securities portfolio is approximately 4.0 years. The estimated effective duration of our AFS investment securities portfolio is approximately 2.4 years as of March 31, 2023.

The maturities of AFS and HTM investment securities are as follows:

March 31, 2023	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,010	$14,534	$14,281	$45,722	$75,547
U.S. Treasury securities	20,865	16,437	560	—	37,862
Asset-backed securities	2	3,388	1,717	6,732	11,839
Corporate debt securities	1,331	8,592	2,616	—	12,539
Certificates of deposit	1,438	—	—	—	1,438
Foreign government agency securities	200	782	—	—	982
U.S. state and municipal securities	6	38	409	135	588
Non-agency commercial mortgage-backed securities	—	—	—	321	321
Other	198	—	—	20	218
Total fair value	$25,050	$43,771	$19,583	$52,930	$141,334
Total amortized cost	$25,321	$46,299	$21,769	$58,378	$151,767
Held to maturity securities
U.S. agency mortgage-backed securities	$417	$6,194	$39,741	$112,514	$158,866
Total fair value	$417	$6,194	$39,741	$112,514	$158,866
Total amortized cost	$425	$6,601	$42,146	$120,739	$169,911

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended March 31,

	2023	2022
Proceeds	$1,051	$9,521
Gross realized gains	—	115
Gross realized losses	9	103

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

March 31, 2023	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$25,435	$23	$—	$13	$36	$25,471	$67	$25,404
HELOCs (1,2)	552	1	—	5	6	558	4	554
Total residential real estate	25,987	24	—	18	42	26,029	71	25,958
Pledged asset lines	13,798	3	—	—	3	13,801	—	13,801
Other	208	—	—	—	—	208	3	205
Total bank loans	$39,993	$27	$—	$18	$45	$40,038	$74	$39,964

December 31, 2022
Residential real estate:
First Mortgages (1,2)	$25,157	$25	$2	$14	$41	$25,198	$66	$25,132
HELOCs (1,2)	590	2	—	5	7	597	4	593
Total residential real estate	25,747	27	2	19	48	25,795	70	25,725
Pledged asset lines	14,584	4	—	4	8	14,592	—	14,592
Other	191	—	—	—	—	191	3	188
Total bank loans	$40,522	$31	$2	$23	$56	$40,578	$73	$40,505
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $99 million and $98 million at March 31, 2023 and December 31, 2022, respectively.
(2) At March 31, 2023 and December 31, 2022, 43% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2023 or December 31, 2022.

At March 31, 2023, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

Three Months Ended
March 31, 2023	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at end of period	$67	$4	$71	$—	$3	$74

March 31, 2022
Balance at beginning of period	$13	$2	$15	$—	$3	$18
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	10	—	10	—	—	10
Balance at end of period	$23	$2	$25	$—	$3	$28

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Consistent with Schwab’s loan charge off policy for pledged asset lines (PALs) as disclosed in Item 8 – Note 2 of the 2022 Form 10-K, the Company charges off any unsecured balances no later than 90-days past due. PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of March 31, 2023 and December 31, 2022. Therefore, no allowance for credit losses for PALs as of those dates was required.

The U.S. economy continues to be challenged by elevated inflation, tightening monetary policy, and geopolitical unrest. Management’s macroeconomic outlook reflects a near term increase in unemployment coupled with home price depreciation, which combined with rising mortgage rates, have softened demand and reduced borrower affordability. Despite these changes to the macroeconomic outlook, projections of loss rates have remained relatively stable at March 31, 2023, compared to December 31, 2022, due to strong credit quality characteristics of the Company’s bank loans portfolio.

A summary of bank loan-related nonperforming assets is as follows:

	March 31, 2023	December 31, 2022
Nonaccrual loans (1)	$18	$23
Other real estate owned (2)	—	2
Total nonperforming assets	$18	$25
(1) Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02.
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	pre-2019	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$3	$1	$1	$—	$1	$6	$—	$—	$—
620 – 679	—	28	31	20	2	14	95	—	2	2
680 – 739	75	819	1,211	419	112	227	2,863	58	44	102
≥740	604	5,517	10,896	3,761	798	931	22,507	297	157	454
Total	$679	$6,367	$12,139	$4,201	$912	$1,173	$25,471	$355	$203	$558
Origination LTV
≤70%	$474	$4,712	$10,507	$3,492	$736	$868	$20,789	$311	$143	$454
>70% – ≤90%	205	1,655	1,632	709	176	303	4,680	44	59	103
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$679	$6,367	$12,139	$4,201	$912	$1,173	$25,471	$355	$203	$558
Updated FICO
<620	$—	$10	$16	$7	$2	$11	$46	$1	$5	$6
620 – 679	5	90	115	32	12	37	291	6	10	16
680 – 739	70	613	952	329	74	142	2,180	49	30	79
≥740	604	5,654	11,056	3,833	824	983	22,954	299	158	457
Total	$679	$6,367	$12,139	$4,201	$912	$1,173	$25,471	$355	$203	$558
Estimated Current LTV (1)
≤70%	$474	$4,417	$11,460	$4,181	$911	$1,170	$22,613	$351	$202	$553
>70% – ≤90%	205	1,896	679	20	1	3	2,804	4	1	5
>90% – ≤100%	—	50	—	—	—	—	50	—	—	—
>100%	—	4	—	—	—	—	4	—	—	—
Total	$679	$6,367	$12,139	$4,201	$912	$1,173	$25,471	$355	$203	$558
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.02%	0.03%	0.02%	0.05%	0.03%	0.53%	0.05%	0.30%	1.89%	0.90%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	pre-2019	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$3	$1	$—	$—	$1	$5	$—	$—	$—
620 – 679	28	31	21	2	15	97	—	2	2
680 – 739	820	1,224	430	116	243	2,833	59	47	106
≥740	5,593	11,037	3,819	811	1,003	22,263	323	166	489
Total	$6,444	$12,293	$4,270	$929	$1,262	$25,198	$382	$215	$597
Origination LTV
≤70%	$4,771	$10,641	$3,549	$749	$940	$20,650	$332	$153	$485
>70% – ≤90%	1,673	1,652	721	180	320	4,546	50	61	111
>90% – ≤100%	—	—	—	—	2	2	—	1	1
Total	$6,444	$12,293	$4,270	$929	$1,262	$25,198	$382	$215	$597
Updated FICO
<620	$11	$12	$7	$2	$13	$45	$2	$5	$7
620 – 679	87	127	42	10	43	309	6	10	16
680 – 739	711	1,079	378	89	161	2,418	52	35	87
≥740	5,635	11,075	3,843	828	1,045	22,426	322	165	487
Total	$6,444	$12,293	$4,270	$929	$1,262	$25,198	$382	$215	$597
Estimated Current LTV (1)
≤70%	$4,574	$11,751	$4,255	$928	$1,257	$22,765	$380	$214	$594
>70% – ≤90%	1,845	542	15	1	5	2,408	2	1	3
>90% – ≤100%	25	—	—	—	—	25	—	—	—
>100%	—	—	—	—	—	—	—	—	—
Total	$6,444	$12,293	$4,270	$929	$1,262	$25,198	$382	$215	$597
Percent of Loans on Nonaccrual Status	0.02%	0.03%	0.09%	0.02%	0.43%	0.06%	0.34%	1.90%	0.84%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

At March 31, 2023, First Mortgage loans of $20.8 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 28% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 93% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At March 31, 2023 and December 31, 2022, Schwab had $139 million and $134 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents HELOCs converted to amortizing loans during each period presented:

	Three Months Ended March 31,
	2023	2022
HELOCs converted to amortizing loans	$7	$2

The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2023	Balance
Converted to an amortizing loan by period end	$203
Within 1 year	29
> 1 year – 3 years	45
> 3 years – 5 years	57
> 5 years	224
Total	$558

At March 31, 2023, $435 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2023, the borrowers on approximately 57% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of March 31, 2023 and December 31, 2022, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s CRA-related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2023			December 31, 2022
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,092	$614	$1,092	$1,094	$619	$1,094
Other investments (2)	181	—	216	167	—	215
Total	$1,273	$614	$1,308	$1,261	$619	$1,309
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2023 and 2026. During the three months ended March 31, 2023 and year ended December 31, 2022, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2023	December 31, 2022
Interest-bearing deposits:
Deposits swept from brokerage accounts	$270,049	$333,754
Time certificates of deposit (1)	30,745	6,047
Checking	18,218	19,719
Savings and other	5,625	6,098
Total interest-bearing deposits	324,637	365,618
Non-interest-bearing deposits	1,108	1,106
Total bank deposits	$325,745	$366,724
(1) Time certificates of deposit consist of brokered CDs. As of March 31, 2023, uninsured time CDs totaled $338 million. As of December 31, 2022, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Annual maturities on time certificates of deposit outstanding at March 31, 2023 are as follows:

Balance
2023	$9,776
2024	20,354
2025	615
Total	$30,745

Subsequent to March 31, 2023, the Company issued an additional $6.8 billion of brokered CDs.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of March 31, 2023 and December 31, 2022:

	Date of Issuance	Principal Amount Outstanding
		March 31, 2023	December 31, 2022
CSC Fixed-rate Senior Notes:
2.650% due January 25, 2023	12/07/17	$—	$800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
Total CSC Senior Notes		19,712	20,512
TDA Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total TDA Holding Senior Notes		213	213
Finance lease liabilities		60	68
Unamortized premium — net		119	129
Debt issuance costs		(88)	(94)
Total long-term debt		$20,016	$20,828

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at March 31, 2023 are as follows:

Maturities
2023	$23
2024	3,675
2025	2,237
2026	3,100
2027	3,450
Thereafter	7,500
Total maturities	19,985
Unamortized premium — net	119
Debt issuance costs	(88)
Total long-term debt	$20,016

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the fair value of certain investment securities that are pledged as collateral. There was $45.6 billion and $12.4 billion outstanding under these facilities as of March 31, 2023 and December 31, 2022, respectively, and these borrowings had a weighted-average interest rate of 5.16% and 4.88%, respectively. As of March 31, 2023 and December 31, 2022, the collateral pledged provided additional borrowing capacity of $35.5 billion and $68.6 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at March 31, 2023 and December 31, 2022 were $7.1 billion and $4.7 billion, respectively, and had a weighted-average interest rate of 4.99% and 4.97%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. CSC had $250 million outstanding at both March 31, 2023 and December 31, 2022. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.6 billion; no amounts were outstanding as of March 31, 2023 or December 31, 2022.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of March 31, 2023 and December 31, 2022, our collateral pledged provided total borrowing capacity of $9.4 billion and $7.8 billion, respectively, of which no amounts were outstanding at the end of either period.

Beginning in the first quarter of 2023, our banking subsidiaries now have access to funding through the Federal Reserve Bank Term Funding Program. Amounts available are dependent upon the par value of certain investment securities that are pledged as collateral. As of March 31, 2023, our collateral pledged provided total borrowing capacity of $42.7 billion. There were no borrowings outstanding at March 31, 2023.

Our banking subsidiaries may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $6.8 billion and $4.4 billion outstanding pursuant to such repurchase agreements at March 31, 2023 and December 31, 2022, respectively. Repurchase agreements outstanding at March 31, 2023 mature between August 2023 and January 2024.

TDAC maintains senior uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was no balance outstanding at March 31, 2023 or December 31, 2022.

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at March 31, 2023 are as follows:

	2023	2024	Total
FHLB borrowings	$31,800	$13,800	$45,600
Other short-term borrowings	6,875	196	7,071
Total	$38,675	$13,996	$52,671

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Subsequent to March 31, 2023, the Company’s banking subsidiaries had drawn an additional $3.0 billion of FHLB advances and borrowed an additional $1.0 billion under repurchase agreements with external financial institutions.

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $723 million and $2.7 billion during the first quarters of 2023 and 2022, respectively. CSB purchased HELOCs with commitments of $43 million and $90 million during the first quarters of 2023 and 2022, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	March 31, 2023	December 31, 2022
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$4,041	$4,533
Commitments to purchase First Mortgage loans	579	492
Total	$4,620	$5,025

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We satisfy the margin requirements of these transactions through the pledging of certain client securities. For additional information on these pledged securities refer to Note 12. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

IDA agreement: The 2019 IDA agreement with the TD Depository Institutions became effective on October 6, 2020 and created responsibilities of the Company and certain contingent obligations. On May 4, 2023, the 2019 IDA agreement was replaced and superseded by the 2023 IDA agreement, which specifies responsibilities, including certain contingent obligations, of the Company going forward. Pursuant to the IDA agreements, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement, and, prior to May 4, 2023, the 2019 IDA agreement.

The 2019 IDA agreement provided that, as of July 1, 2021, Schwab had the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company migrated balances to the balance sheet in 2021 and 2022, subject to the terms of the 2019 IDA agreement. During the first quarter of 2023, Schwab did not move IDA balances to its balance sheet.

The 2023 IDA agreement extends the agreement term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain minimum and maximum IDA balances as follows:

•Through September 10, 2025, withdrawals of IDA balances by Schwab are generally permitted only to the extent of withdrawals initiated by Schwab customers, with limited exceptions, except to the extent necessary for Schwab to maintain balances below the applicable maximum. During this period, Schwab must maintain minimum balances

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
above the total of then-outstanding unmatured fixed-rate obligation amounts, with a maximum of $30 billion above this total amount.
•After September 10, 2025, withdrawals of IDA balances are permitted at Schwab’s discretion, subject to an obligation to maintain IDA balances above a minimum of $60 billion, with a maximum of $90 billion.

The 2023 IDA agreement eliminates the requirement of the 2019 IDA agreement that at least 80% of the IDA balances be designated as fixed-rate obligation amounts. Designation of deposit balances for investment in fixed- or floating-rate instruments under the 2023 IDA agreement is now at Schwab’s sole discretion with certain limitations on the amount of fixed-rate obligation amounts.

Pursuant to the 2023 IDA agreement, Schwab has the option to buy down up to $5 billion of fixed-rate obligation amounts by paying a market-based fee during the agreement term, subject to certain limits. If IDA balances decline below the required IDA balance minimum as described above, Schwab would be required to make a nonperformance payment to the TD Depository Institutions pursuant to the terms of the 2023 IDA agreement.

As of March 31, 2023, the total ending IDA balance was $106.5 billion, of which $104.3 billion was fixed-rate obligation amounts and $2.2 billion was floating-rate obligation amounts. As of December 31, 2022, the total ending IDA balance was $122.6 billion, of which $108.5 billion was fixed-rate obligation amounts and $14.1 billion was floating-rate obligation amounts.

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

Corrente Antitrust Litigation: On June 6, 2022, CSC was sued in the U.S. District Court for the Eastern District of Texas on behalf of a putative class of customers who purchased or sold securities through CS&Co or TD Ameritrade, Inc. from October 26, 2020 to the present. The lawsuit alleges that CSC’s acquisition of TD Ameritrade violated Section 7 of the Clayton Act because it has resulted in an anticompetitive market for the execution of retail customer orders. Plaintiffs seek unspecified damages, as well as injunctive and other relief. A motion by the Company to dismiss the lawsuit was denied by the court on February 24, 2023, and discovery is proceeding. The Company considers the claims to be without merit and is vigorously contesting the lawsuit.

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the court denied the motion. Plaintiffs filed a motion for class certification on April 30, 2021, and in a decision on October 27, 2021, the court denied the motion and held that certification of a class action is inappropriate. Plaintiffs sought review of the order denying class certification by the U.S. Court of Appeals, 9th Circuit, which was denied. On September 23, 2022, plaintiffs filed a renewed motion for class certification and defendants moved to compel plaintiffs’ case to arbitration. On February 2, 2023, the court granted defendants’ motion, stayed the case pending the outcome of arbitration, and denied plaintiffs’ renewed motion for class certification as moot.

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. Defendants consider the allegations to be entirely without merit and have been vigorously contesting the lawsuit. On September 14, 2018, the District Court granted plaintiffs’ motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff renewed his motion for class certification, which the District Court granted on September 20, 2022. Defendants are appealing the District Court’s ruling before the U.S. Court of Appeals, 8th Circuit.

10.    Exit and Other Related Liabilities

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the first three months of 2023, including completion of the first client transition group in February 2023. The Company expects to complete most remaining client transitions from TD Ameritrade to Schwab across multiple groups over the course of 2023, with the transition of a small client group in the first half of 2024.

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

Inclusive of costs recognized through March 31, 2023, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $500 million to $700 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three months ended March 31, 2023 and 2022, the Company recognized $10 million and $12 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 21 months, with some costs expected to be incurred after client transition to decommission duplicative platforms and complete integration work. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation — Nonretirement Post Employment Benefits, ASC 718 Compensation — Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the activity in the Company’s exit and other related liabilities as of March 31, 2023 and activity for the three months ended March 31, 2023:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2022 (1)	$36	$10	$46
Amounts recognized in expense (2)	8	2	10
Costs paid or otherwise settled	(2)	—	(2)
Balance at March 31, 2023 (1)	$42	$12	$54
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are included in compensation and benefits on the condensed consolidated statements of income.

The following table summarizes the exit and other related costs recognized in expense for the three months ended March 31, 2023:

	Investor Services			Advisor Services
Three Months Ended March 31	Employee Compensation and Benefits	Facility Exit Costs	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs	Advisor Services Total	Total
Compensation and benefits	$8	$—	$8	$2	$—	$2	$10
Total	$8	$—	$8	$2	$—	$2	$10

The following table summarizes the exit and other related costs recognized in expense for the three months ended March 31, 2022:

	Investor Services			Advisor Services
Three Months Ended March 31	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$8	$—	$8	$2	$—	$2	$10
Occupancy and equipment	—	1	1	—	1	1	2
Total	$8	$1	$9	$2	$1	$3	$12
(1) Costs related to facility closures. These costs, which are comprised of accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased properties.

The following table summarizes the exit and other related costs incurred from October 6, 2020 through March 31, 2023:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$231	$—	$231	$63	$—	$63	$294
Occupancy and equipment	—	31	31	—	7	7	38
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$231	$36	$267	$63	$8	$71	$338
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
11.    Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

Beginning in 2023, the Company utilizes derivative instruments to manage interest rate risk exposures that arise from business activities related to changes in fair values or the receipt of future known and uncertain cash amounts due to changes in interest rates. The Company uses derivative instruments to manage changes in the fair values of, as well as changes in the amounts and/or timing of known or expected cash receipts related to, our AFS investment portfolio.

For a description of how the Company accounts for derivative instruments, see Note 2. For additional information on the basis of presentation for derivative instruments on the Company’s condensed consolidated balance sheets and related offsetting considerations, see Note 12.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of its fixed-rate AFS securities due to changes in benchmark interest rates. The Company uses cleared interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Cleared interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a CCP in exchange for the Company receiving floating-rate payments over the life of the agreements without the exchange of the underlying notional amount.

The Company had outstanding interest rate swaps with aggregate notional amounts of $3.9 billion at March 31, 2023 that were designated as fair value hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheet:

	March 31, 2023
	Assets	Liabilities
Interest rate swaps (1,2)	$—	$1
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
(2) Includes a $5 million and $7 million reduction of derivative assets and derivative liabilities, respectively, related to variation margin settlements on derivatives cleared through CCPs. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances.

Effects of Fair Value Hedge Accounting

The following amounts were recorded in AFS securities on the condensed consolidated balance sheet related to fair value hedges:

March 31, 2023
Carrying amount of hedged AFS securities (1)	$3,988
Cumulative fair value hedging adjustment included in the carrying amount of hedged AFS securities (1)	4
(1) Excludes the carrying amount and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities is an unrealized loss of less than $500 thousand, which is recorded in AFS securities on the condensed consolidated balance sheet.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statement of income:

Three Months Ended March 31,
2023
Gain (loss) on fair value hedging relationships recognized in interest revenue:
Hedged items	$4
Derivatives designated as hedging instruments	(4)

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
12.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Interest rate swaps: Beginning in 2023, Schwab uses interest rate swaps to manage certain interest rate risk exposures. Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Schwab pledges investment securities as collateral in order to meet the CCP’s initial margin requirements. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between CCPs and Schwab. Our interest rate swaps are subject to enforceable master netting arrangements allowing a right of setoff within each FCM-CCP relationship; however, we do not net these positions. Therefore, interest rate swaps are presented gross in the condensed consolidated balance sheets. See Note 11 for additional information on the Company’s interest rate swaps.

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of March 31, 2023 and December 31, 2022 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $1.1 billion and $685 million at March 31, 2023 and December 31, 2022, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

Repurchase agreements: Schwab enters into collateralized repurchase agreements with external financial institutions in which the Company’s banking subsidiaries sell securities and agree to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured short-term borrowings associated with these collateralized repurchase agreements are presented gross in the condensed consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our interest rate swaps, resale agreements, securities lending, and other activity depicting the potential effect of rights of setoff between these recognized assets and recognized liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
March 31, 2023
Assets
Resale agreements (1)	$4,920	$—	$4,920	$—	$(4,920)	(2)	$—
Securities borrowed (3)	1,098	—	1,098	(674)	(424)		—
Total	$6,018	$—	$6,018	$(674)	$(5,344)		$—
Liabilities
Interest rate swaps (4)	$1	$—	$1	$—	$(1)	(5)	$—
Repurchase agreements (6)	6,822	—	6,822	—	(6,822)		—
Securities loaned (7)	4,166	—	4,166	(674)	(2,998)		494
Total	$10,989	$—	$10,989	$(674)	$(9,821)		$494

December 31, 2022
Assets
Resale agreements (1)	$12,159	$—	$12,159	$—	$(12,159)	(2)	$—
Securities borrowed (3)	705	—	705	(331)	(366)		8
Total	$12,864	$—	$12,864	$(331)	$(12,525)		$8
Liabilities
Repurchase agreements (6)	$4,402	$—	$4,402	$—	$(4,402)		$—
Securities loaned (7)	4,200	—	4,200	(331)	(3,313)		556
Total	$8,602	$—	$8,602	$(331)	$(7,715)		$556
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At March 31, 2023 and December 31, 2022, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $5.0 billion and $12.3 billion, respectively.
(3) Included in other assets on the condensed consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative asset and liability positions are inclusive of variation margin settlements cleared through CCPs which are reflected as reductions to the associated derivative asset and liability balances. See Note 11 for additional information.
(5) Actual collateral was greater than or equal to the value of the related liabilities. At March 31, 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $85 million. See Notes 4 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral was greater than or equal to the value of the related liabilities. At March 31, 2023 and December 31, 2022, the fair value of collateral pledged in connection with repurchase agreements was $7.3 billion and $4.6 billion, respectively. See Note 8 for additional information.
(7) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2023 and December 31, 2022.

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

	March 31, 2023	December 31, 2022
Fair value of client securities available to be pledged	$83,771	$86,775
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$13,023	$11,717
Fulfillment of client short sales	6,589	4,750
Securities lending to other broker-dealers	3,486	3,472
Total collateral pledged to third parties	$23,098	$19,939
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $178 million and $160 million at March 31, 2023 and December 31, 2022, respectively.
(1)     Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

13.    Fair Values of Assets and Liabilities

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include: certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, AFS securities, certain other assets, interest rate swaps and certain accrued expenses and other liabilities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets, and we generally obtain prices from three independent third-party pricing sources for such assets recorded at fair value.

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

Liabilities measured at fair value on a recurring basis include interest rate swaps and repurchase liabilities related to client-held fractional shares of equities, ETFs, and other securities, which are included in other assets on the condensed consolidated balance sheets. The Company has elected the fair value option pursuant to ASC 825 Financial Instruments for the repurchase liabilities to match the measurement and accounting of the related client-held fractional shares. The fair values of the repurchase liabilities are based on quoted market prices or other observable market data consistent with the related client-held fractional shares. Unrealized gains and losses on client-held fractional shares offset the unrealized gains and losses on the corresponding repurchase liabilities, resulting in no impact to the condensed consolidated statements of income. The Company’s liabilities to repurchase client-held fractional shares do not have credit risk, and, as a result, the Company has not recognized any gains or losses in the condensed consolidated statements of income or comprehensive income attributable to instrument-specific credit risk for these repurchase liabilities. The repurchase liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

The fair values of interest rate swaps are based on market observable interest rate yield curves. Fair value measurements are priced considering the coupon rate of the fixed leg of the contract and the variable coupon rate on the floating leg of the contract.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Valuation is based on both spot and forward rates on the swap yield curve. The Company validates its valuations with counterparty quotations from CCPs. See Note 11 for additional information on the Company’s interest rate swaps.

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2022 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2023 or December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

March 31, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$15,027	$—	$—	$15,027
Total cash equivalents	15,027	—	—	15,027
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	19,519	—	19,519
Certificates of deposit	—	1,100	—	1,100
Total investments segregated and on deposit for regulatory purposes	—	20,619	—	20,619
Available for sale securities:
U.S. agency mortgage-backed securities	—	75,547	—	75,547
U.S. Treasury securities	—	37,862	—	37,862
Asset-backed securities	—	11,839	—	11,839
Corporate debt securities	—	12,539	—	12,539
Certificates of deposit	—	1,438	—	1,438
Foreign government agency securities	—	982	—	982
U.S. state and municipal securities	—	588	—	588
Non-agency commercial mortgage-backed securities	—	321	—	321
Other	—	218	—	218
Total available for sale securities	—	141,334	—	141,334
Other assets:
Other securities owned at fair value:
Equity, corporate debt, and other securities	809	64	—	873
Mutual funds and ETFs	650	—	—	650
State and municipal debt obligations	—	19	—	19
U.S. Government securities	—	2	—	2
Total other securities owned at fair value	1,459	85	—	1,544
Total other assets	1,459	85	—	1,544
Total assets	$16,486	$162,038	$—	$178,524
Accrued expenses and other liabilities:
Interest rate swaps	$—	$1	$—	$1
Other	1,318	45	—	1,363
Total accrued expenses and other liabilities	1,318	46	—	1,364
Total liabilities	$1,318	$46	$—	$1,364

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,007	$—	$—	$14,007
Commercial paper	—	48	—	48
Total cash equivalents	14,007	48	—	14,055
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	23,645	—	23,645
Certificates of deposit	—	1,000	—	1,000
Total investments segregated and on deposit for regulatory purposes	—	24,645	—	24,645
Available for sale securities:
U.S. agency mortgage-backed securities	—	77,688	—	77,688
U.S. Treasury securities	—	40,002	—	40,002
Asset-backed securities	—	13,023	—	13,023
Corporate debt securities	—	12,555	—	12,555
Certificates of deposit	—	2,231	—	2,231
Foreign government agency securities	—	969	—	969
U.S. state and municipal securities	—	638	—	638
Non-agency commercial mortgage-backed securities	—	450	—	450
Other	—	315	—	315
Total available for sale securities	—	147,871	—	147,871
Other assets:
Other securities owned at fair value:
Equity, corporate debt, and other securities	755	55	—	810
Mutual funds and ETFs	596	—	—	596
State and municipal debt obligations	—	25	—	25
U.S. Government securities	—	1	—	1
Total other securities owned at fair value	1,351	81	—	1,432
Total other assets	1,351	81	—	1,432
Total assets	$15,358	$172,645	$—	$188,003
Accrued expenses and other liabilities	$1,218	$43	$—	$1,261
Total liabilities	$1,218	$43	$—	$1,261

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$34,135	$34,135	$—	$—	$34,135
Cash and investments segregated and on deposit for regulatory purposes	10,369	5,459	4,910	—	10,369
Receivables from brokerage clients — net	63,174	—	63,174	—	63,174
Held to maturity securities:
U.S. agency mortgage-backed securities	169,911	—	158,866	—	158,866
Total held to maturity securities	169,911	—	158,866	—	158,866
Bank loans — net:
First Mortgages	25,404	—	22,519	—	22,519
HELOCs	554	—	607	—	607
Pledged asset lines	13,801	—	13,801	—	13,801
Other	205	—	205	—	205
Total bank loans — net	39,964	—	37,132	—	37,132
Other assets	5,048	—	5,048	—	5,048
Liabilities
Bank deposits	$325,745	$—	$325,745	$—	$325,745
Payables to brokerage clients	87,553	—	87,553	—	87,553
Accrued expenses and other liabilities	5,760	—	5,760	—	5,760
Other short-term borrowings	7,071	—	7,071	—	7,071
Federal Home Loan Bank borrowings	45,600	—	45,600	—	45,600
Long-term debt	19,956	—	18,035	—	18,035

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$26,140	$26,140	$—	$—	$26,140
Cash and investments segregated and on deposit for regulatory purposes	18,288	6,156	12,132	—	18,288
Receivables from brokerage clients — net	66,573	—	66,573	—	66,573
Held to maturity securities:
U.S. agency mortgage-backed securities	173,074	—	158,936	—	158,936
Total held to maturity securities	173,074	—	158,936	—	158,936
Bank loans — net:
First Mortgages	25,132	—	22,201	—	22,201
HELOCs	593	—	657	—	657
Pledged asset lines	14,592	—	14,592	—	14,592
Other	188	—	188	—	188
Total bank loans — net	40,505	—	37,638	—	37,638
Other assets	3,788	—	3,788	—	3,788
Liabilities
Bank deposits	$366,724	$—	$366,724	$—	$366,724
Payables to brokerage clients	97,438	—	97,438	—	97,438
Accrued expenses and other liabilities	5,584	—	5,584	—	5,584
Other short-term borrowings	4,650	—	4,650	—	4,650
Federal Home Loan Bank borrowings	12,400	—	12,400	—	12,400
Long-term debt	20,760	—	19,108	—	19,108

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity

On July 27, 2022, CSC publicly announced that its Board of Directors approved a new share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The new share repurchase authorization does not have an expiration date. CSC repurchased 37 million shares of its common stock for $2.8 billion during the three months ended March 31, 2023. As of March 31, 2023, approximately $8.7 billion remained on the new authorization. There were no repurchases of CSC’s common stock under the terminated authorization during the three months ended March 31, 2022.

The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the three months ended March 31, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Beginning in 2023, share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2023	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	March 31, 2023 (1,2)	December 31, 2022 (1)		March 31, 2023	December 31, 2022	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series F	4,958	5,000	100,000	481	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR	2.575%
Series G (3)	24,730	25,000	100,000	2,428	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (4)	23,336	25,000	100,000	2,200	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (3)	20,997	22,500	100,000	2,030	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (3)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,431,521	1,435,000		$9,191	$9,706
(1) Represented by depositary shares.
(2) Includes depositary shares repurchased and in-process of transfer with the Company’s transfer agent. As of March 31, 2023, the Company had 7,500 depositary shares of Series F, 15,000 depositary shares of Series G, 106,829 depositary shares of Series H, and 44,228 depositary shares of Series I repurchased and in-process of transfer. These depositary shares were transferred on April 4, 2023.
(3) The dividend rate for Series G, Series I, and Series K resets on each five-year anniversary from the first reset date.
(4) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended March 31,
	2023		2022
	Total Declared (1)	Per Share Amount	Total Declared	Per Share Amount
Series A (2)	N/A	N/A	$5.0	$12.70
Series D (3)	$11.2	$14.88	11.2	14.88
Series E (4)	N/A	N/A	13.9	2,312.50
Series F (5)	—	—	—	—
Series G (3)	33.2	1,343.75	33.6	1,343.75
Series H (3)	23.7	1,000.00	25.0	1,000.00
Series I (3)	21.3	1,000.00	22.5	1,000.00
Series J (3)	6.7	11.13	6.7	11.13
Series K (6)	9.3	1,250.00	N/A	N/A
Total	$105.4		$117.9
(1) Excludes $3 million of dividends declared on Series G, H and I, and accrued by stockholders as of the repurchase date. Such dividends are part of the consideration paid upon repurchase of the depositary shares.
(2) Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(3) Dividends paid quarterly.
(4) Series E was redeemed on December 1, 2022. Prior to redemption, dividends were paid semi-annually until March 1, 2022 and quarterly thereafter. The final dividend was paid on December 1, 2022.
(5) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(6) Series K was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend was paid on June 1, 2022.
N/A Not applicable.

15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(3,137)	(9,998)
Net unrealized loss on securities transferred to held to maturity, net of tax benefit of $579	1,850
Other reclassifications included in other revenue, net of tax expense (benefit) of $(3)	(9)
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax benefit of $579	(1,850)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $21	71
Balance at March 31, 2022	$(11,045)

Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $421	1,428
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	7
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $107	502
Other, net of tax expense (benefit) of $(2)	(6)
Balance at March 31, 2023	$(20,690)

In 2022, the Company transferred a portion of its AFS securities to the HTM category. As of March 31, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $12.8 billion net of tax effect ($16.9 billion pretax). See Note 4 for additional discussion on the 2022 transfers of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share

For the three months ended March 31, 2023 and 2022, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock. For further details surrounding the EPS computation, see Note 25 in the 2022 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended March 31,
	2023		2022
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,559	$44	$1,344	$58
Preferred stock dividends and other (1)	(68)	(2)	(119)	(5)
Net income available to common stockholders	$1,491	$42	$1,225	$53
Denominator
Weighted-average common shares outstanding — basic	1,783	51	1,815	79
Basic earnings per share	$.84	$.84	$.67	$.67
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,491	$42	$1,225	$53
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	42	—	53	—
Allocation of net income available to common stockholders:	$1,533	$42	$1,278	$53
Denominator
Weighted-average common shares outstanding — basic	1,783	51	1,815	79
Conversion of nonvoting shares to voting shares	51	—	79	—
Common stock equivalent shares related to stock incentive plans	8	—	11	—
Weighted-average common shares outstanding — diluted (2)	1,842	51	1,905	79
Diluted earnings per share	$.83	$.83	$.67	$.67
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 16 million and 14 million for the three months ended March 31, 2023 and 2022, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At March 31, 2023, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$29,026	21.4%	N/A		$6,114	4.5%
Tier 1 Risk-Based Capital	38,217	28.1%	N/A		8,152	6.0%
Total Risk-Based Capital	38,299	28.2%	N/A		10,869	8.0%
Tier 1 Leverage	38,217	7.1%	N/A		21,606	4.0%
Supplementary Leverage Ratio	38,217	7.0%	N/A		16,328	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,694	28.7%	$6,266	6.5%	$4,338	4.5%
Tier 1 Risk-Based Capital	27,694	28.7%	7,712	8.0%	5,784	6.0%
Total Risk-Based Capital	27,769	28.8%	9,640	10.0%	7,712	8.0%
Tier 1 Leverage	27,694	7.7%	18,080	5.0%	14,464	4.0%
Supplementary Leverage Ratio	27,694	7.6%	N/A		10,937	3.0%

December 31, 2022
CSC
Common Equity Tier 1 Risk-Based Capital	$30,590	21.9%	N/A		$6,285	4.5%
Tier 1 Risk-Based Capital	40,296	28.9%	N/A		8,379	6.0%
Total Risk-Based Capital	40,376	28.9%	N/A		11,173	8.0%
Tier 1 Leverage	40,296	7.2%	N/A		22,512	4.0%
Supplementary Leverage Ratio	40,296	7.1%	N/A		17,004	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,296	27.4%	$6,476	6.5%	$4,483	4.5%
Tier 1 Risk-Based Capital	27,296	27.4%	7,970	8.0%	5,978	6.0%
Total Risk-Based Capital	27,370	27.5%	9,963	10.0%	7,970	8.0%
Tier 1 Leverage	27,296	7.3%	18,640	5.0%	14,912	4.0%
Supplementary Leverage Ratio	27,296	7.3%	N/A		11,275	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of March 31, 2023, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2023, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2023, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2023 that management believes have changed CSB’s capital category.

At March 31, 2023, the balance sheets of Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $32.1 billion and $11.8 billion, respectively. Based on their regulatory capital ratios, at March 31, 2023, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	March 31, 2023	December 31, 2022
CS&Co
Net capital	$5,422	$5,386
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	773	778
Net capital in excess of required net capital	$4,649	$4,608
TDAC
Net capital	$4,670	$5,291
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	627	626
Net capital in excess of required net capital	$4,043	$4,665
TD Ameritrade, Inc.
Net capital	$792	$806
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$792	$806

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at March 31, 2023. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022
Net Revenues
Net interest revenue	$2,033	$1,574	$737	$609	$2,770	$2,183
Asset management and administration fees	805	781	313	287	1,118	1,068
Trading revenue	775	844	117	119	892	963
Bank deposit account fees	99	200	52	94	151	294
Other	151	127	34	37	185	164
Total net revenues	3,863	3,526	1,253	1,146	5,116	4,672
Expenses Excluding Interest	2,233	2,131	773	702	3,006	2,833
Income before taxes on income	$1,630	$1,395	$480	$444	$2,110	$1,839

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first three months of 2023, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2022 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 27, 2022, CSC publicly announced that its Board of Directors terminated its prior repurchase authorization and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The authorization does not have an expiration date. See also Part I – Item 1 – Note 14.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2023 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	11,025	$78.28	11,025	$10,702
Employee transactions (1)	18	$82.95	N/A	N/A
February:
Share repurchase program	18,858	$79.58	18,858	$9,201
Employee transactions (1)	6	$79.68	N/A	N/A
March:
Share repurchase program	6,628	$72.08	6,628	$8,723
Employee transactions (1)	850	$76.82	N/A	N/A
Total:
Share repurchase program	36,511	$77.82	36,511	$8,723
Employee transactions (1)	874	$76.97	N/A	N/A
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

10.431
Second Amended and Restated Insured Deposit Account Agreement, dated May 4, 2023, by and among TD Bank USA, National Association and TD Bank, National Association, and The Charles Schwab Corporation, Charles Schwab & Co., Inc., Charles Schwab Trust Bank, TD Ameritrade, Inc., and TD Ameritrade Clearing, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2023).**

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

** Certain confidential information contained in this exhibit has been omitted because it is not material and would be competitively harmful if publicly disclosed.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 8, 2023	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer