Form 10-Q
period 2023-06-30
SCHWAB CHARLES CORP
filed 2023-08-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
1,770,219,589 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock outstanding on July 31, 2023

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $60 trillion, which means the Company’s $8.02 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Form 10-K).

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC or Commission): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post to the website the Dodd-Frank stress test results, our

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

regulatory capital disclosures based on Basel III, our average liquidity coverage ratio (LCR), and our average net stable funding ratio (NSFR). The SEC maintains a website at https://www.sec.gov that contains reports, proxy statements, and other information that we file electronically with them.

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
•Investments to support growth in the business; business momentum (see Overview);
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
•Our planning to take actions to streamline our operations and expectation to realize at least $500 million of incremental run-rate cost savings and the timing and amount of associated exit and related costs that we will incur (see Overview, Results of Operations, and Exit and Other Related Liabilities in Item 1 – Note 10);
•The expected impact of proposed rules (see Current Regulatory and Other Developments);
•     The adjustment of rates paid on client-related liabilities; outstanding balances and the use of supplemental funding; net interest revenue (see Results of Operations);
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
•Capital management; the potential migration of insured deposit account balances (IDA balances) to our balance sheet; expectations about capital requirements, including accumulated other comprehensive income (AOCI), and meeting those requirements; plans regarding capital and dividends (see Capital Management and Commitments and Contingencies in Item 1 – Note 9);
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
•Real estate and workforce decisions;
•Our ability to timely and successfully streamline our operations and realize expected run-rate cost savings;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarter and first six months of 2023 and 2022 are as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Client Metrics
Net new client assets (in billions) (1)	$72.0	$43.4	66%	$222.7	$163.9	36%
Core net new client assets (in billions)	$52.2	$64.2	(19)%	$183.9	$184.7	—
Client assets (in billions, at quarter end)	$8,015.8	$6,832.5	17%
Average client assets (in billions)	$7,698.3	$7,262.7	6%	$7,541.8	$7,514.6	—
New brokerage accounts (in thousands)	960	1,014	(5)%	2,002	2,216	(10)%
Active brokerage accounts (in thousands, at quarter end)	34,382	33,896	1%
Assets receiving ongoing advisory services (in billions, at quarter end)	$4,075.3	$3,524.2	16%
Client cash as a percentage of client assets (at quarter end) (2)	10.5%	12.8%
Company Financial Information and Metrics
Total net revenues	$4,656	$5,093	(9)%	$9,772	$9,765	—
Total expenses excluding interest	2,965	2,819	5%	5,971	5,652	6%
Income before taxes on income	1,691	2,274	(26)%	3,801	4,113	(8)%
Taxes on income	397	481	(17)%	904	918	(2)%
Net income	1,294	1,793	(28)%	2,897	3,195	(9)%
Preferred stock dividends and other	121	141	(14)%	191	265	(28)%
Net income available to common stockholders	$1,173	$1,652	(29)%	$2,706	$2,930	(8)%
Earnings per common share — diluted	$.64	$.87	(26)%	$1.48	$1.54	(4)%
Net revenue change from prior year	(9)%	13%		—	6%
Pre-tax profit margin	36.3%	44.6%		38.9%	42.1%
Return on average common stockholders’ equity (annualized)	17%	19%		20%	15%
Expenses excluding interest as a percentage of average client assets (annualized)	0.15%	0.16%		0.16%	0.15%
Consolidated Tier 1 Leverage Ratio (at quarter end)	7.5%	6.4%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$2,701	$2,571		$5,474	$5,154
Adjusted diluted EPS	$.75	$.97		$1.68	$1.74
Return on tangible common equity	62%	45%		71%	32%
(1) The second quarter and first six months of 2023 include inflows of $7.8 billion and $26.8 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB and includes an inflow of $12.0 billion from a mutual fund clearing services client. The second quarter and first six months of 2022 include an outflow of $20.8 billion from a mutual fund clearing services client.
(2) Client cash as a percentage of client assets excludes brokered CDs issued by CSB.
(3) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

Schwab saw sustained strong client engagement and momentum during the second quarter and first six months of 2023 through an evolving macroeconomic environment. Under its monetary tightening policy, the Federal Reserve raised the Federal Funds rate twice in the first quarter and once in the second quarter for a total of 75 basis points. Investor sentiment was bearish throughout the first quarter, especially following the onset of banking industry turmoil in early March, but turned positive by the end of the second quarter, and Schwab’s clients were net buyers of equities in June. Equity markets continued to rise from year-end 2022 levels in the second quarter, with the S&P 500® increasing 8% and 16% during the second quarter and first six months of 2023, respectively.

Core net new assets totaled $52.2 billion in the second quarter of 2023, bringing year-to-date asset gathering to $183.9 billion, representing an annualized organic growth rate of over 5%. Total client assets were $8.02 trillion at June 30, 2023, up 14% from year-end 2022, supported by sustained asset gathering as well as market value gains. Trading volume was lower throughout the first half of 2023 relative to the same period in 2022. Clients’ daily average trades (DATs) were 5.3 million and 5.6 million in the second quarter and first half of 2023, respectively, down 15% and 13% from the respective prior periods.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Clients opened 960 thousand and 2.0 million new brokerage accounts in the second quarter and first six months of 2023, respectively, bringing active brokerage accounts to 34.4 million at quarter-end, up 1% year-over-year. Schwab’s financial performance in the second quarter and first six months of 2023 reflected effects of significantly increased interest rates and improvement in equity market valuations.

Net income totaled $1.3 billion and $2.9 billion in the second quarter and first six months of 2023, respectively, down 28% and 9% from the same periods in 2022. The Company produced diluted earnings per share (EPS) of $.64 and $1.48 in the second quarter and first six months of 2023, respectively, down 26% and 4% from the comparable periods in the prior year. Adjusted diluted EPS (1), which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and related income tax effects, was $.75 and $1.68 in the second quarter and first six months of 2023, respectively, down 23% and 3% from the comparable 2022 periods.

Total net revenues were $4.7 billion in the second quarter of 2023, down 9% from the prior year, which brought the year-to-date total to $9.8 billion, up slightly from the first half of 2022. Net interest revenue was $2.3 billion and $5.1 billion in the second quarter and first six months of 2023, respectively, down 10% and up 7% from the comparable periods in 2022, as the benefits of significantly higher interest rates were more than offset in the second quarter by increased utilization of supplemental funding to facilitate client cash allocation decisions and lower interest-earning assets. Asset management and administration fees totaled $1.2 billion and $2.3 billion in the second quarter and first six months of 2023, respectively, rising 12% and 8% from the comparable periods in 2022 due to growth in money market funds, partially offset by lower balances in other third-party mutual funds and ETFs. Trading revenue was $803 million and $1.7 billion in the second quarter and first six months of 2023, respectively, down 9% and 8% from the comparable periods in 2022 due primarily to lower trading volume and change in mix of client trading activity. Bank deposit account fee revenue was $175 million and $326 million in the second quarter and first six months of 2023, respectively, down 50% from both comparable periods in the prior year due to lower average BDA balances and lower net yields, as well as $97 million in one-time breakage fees related to ending our arrangements with certain third-party banks in the first quarter of 2023. BDA balances totaled $102.7 billion at June 30, 2023, down 19% from year-end 2022 due primarily to client cash allocation decisions. During the second quarter of 2023, the Company executed a Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement) (see Results of Operations – Bank Deposit Account Fees).

Total expenses excluding interest were $3.0 billion and $6.0 billion in the second quarter and first six months of 2023, respectively, increasing 5% and 6% from the same periods in 2022. Adjusted total expenses (1) were $2.7 billion and $5.5 billion in the second quarter and first six months of 2023, respectively, also higher by 5% and 6% from the comparable prior-year periods. These increases reflected higher expenses for compensation and benefits, depreciation and amortization, and occupancy and equipment, due largely to investments in people and technology to support growth in the business and TD Ameritrade integration. Acquisition and integration-related costs were $130 million and $228 million during the second quarter and first six months of 2023, respectively, up 38% and 20% from the same periods in 2022 due primarily to real estate exit costs incurred in the second quarter of 2023. Amortization of acquired intangible assets was $134 million and $269 million in the second quarter and first six months of 2023, respectively, down 13% from both comparable periods in 2022 as certain assets from the TD Ameritrade acquisition were fully amortized at the beginning of the fourth quarter of 2022.

Return on average common stockholders’ equity was 17% and 20% for the second quarter and first six months of 2023, respectively, down from 19% and up from 15% from the same periods in 2022. Return on tangible common equity (1) (ROTCE) was 62% and 71% for the second quarter and first six months of 2023, respectively, up from 45% and 32% in the same periods in 2022. These changes reflected lower stockholders’ equity and lower net income in 2023 compared with 2022. Stockholders’ equity was lower in the first six months of 2023 due to a year-over-year decrease in average AOCI driven by unrealized losses on our available for sale (AFS) portfolio and securities transferred from AFS to held to maturity (HTM) in 2022 (see Item 1 – Note 4).

The Company continued its diligent approach to balance sheet management throughout the first six months of 2023 to maintain capital and liquidity levels to sustain ongoing business momentum. Total balance sheet assets decreased 7% from year-end 2022 to June 30, 2023. Amid higher market interest rates in the first half of 2023, clients allocated assets to higher yielding cash and fixed income alternatives, and to facilitate these client cash movements and help build available cash, the Company utilized additional temporary funding sources including Federal Home Loan Bank (FHLB) borrowings and issuances of brokered CDs. Amounts outstanding under FHLB borrowings, other short-term borrowings, and brokered CDs increased by a total of

(1) Adjusted diluted EPS, adjusted total expenses, and return on tangible common equity are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

$6.8 billion from March 31 to June 30, 2023, though the outstanding balance of these temporary funding sources declined $6.9 billion from an intra-quarter peak in May to quarter-end, as the pace of client cash reallocations declined significantly during the second quarter. In addition, in May, the Company issued $2.5 billion in long-term debt which provided incremental liquidity to support growth and helped bolster our capital ratios at our banking subsidiaries. Concurrently, driven by a combination of the Company’s first-half net income and a smaller balance sheet, our consolidated Tier 1 Leverage Ratio increased to 7.5% as of June 30, 2023.

Integration of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). Integration work continued during the first six months of 2023, including the completion of client transition groups in February and May 2023. With the completion of the May transition group, which included more than five million client accounts, the Company has now transitioned approximately one-third of its TD Ameritrade client accounts to the Schwab platform. The Company expects to complete most remaining client transitions from TD Ameritrade to Schwab across two groups over the remainder of 2023, with the transition of a small client group in the first half of 2024. We expect to incur total acquisition and integration-related costs and capital expenditures of between $2.4 billion and $2.5 billion.

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

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $130 million and $228 million for the second quarter and first six months of 2023, respectively, and $94 million and $190 million for the second quarter and first six months of 2022, respectively. Over the course of the integration, we expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through June 30, 2023, we have achieved approximately 75% of this amount on an annualized run-rate basis. The Company expects to realize the vast majority of the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Part II – Item 7 – Overview in our 2022 Form 10-K, Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 1 – Note 10 for additional information regarding our integration of TD Ameritrade.

Other

In addition to cost synergies directly related to the integration of TD Ameritrade, the Company is planning incremental actions to streamline its operations to prepare for post-integration. Schwab is currently assessing its real estate footprint, and plans to close or downsize certain corporate offices. In addition, the Company plans to streamline its operational design, including through position eliminations. Through these actions, the Company expects to realize at least $500 million of incremental run-rate cost savings in addition to integration synergies. Refer to Results of Operations – Total Expenses Excluding Interest for additional information.

Current Regulatory and Other Developments

In July 2023, the Board of Governors of the Federal Reserve System, in collaboration with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC), issued a notice of proposed rulemaking for amendments to the regulatory capital rule. Among other things, the proposed rule would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk, phased in over a three-year transition period beginning July 1, 2025 and ending July 1, 2028. The comment period for the proposed rule ends on November 30, 2023.

In May 2023, the FDIC issued a notice of proposed rulemaking that would impose a special assessment to recover losses incurred by the Deposit Insurance Fund to protect uninsured depositors due to the March 2023 closures of two banks. Based on the proposed rule, the Company estimates its total special assessment would be approximately $160 million, which would be

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

paid over eight quarters beginning in the first quarter of 2024. Any special assessment will be recognized fully in earnings upon enactment of a final rule.

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

The comment periods for the proposed rules ended on March 31, 2023 and the impact to Schwab cannot be assessed until final rules are released.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2023		2022
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	51%	$4,104	88%	$2,710	53%
Interest expense	N/M	(1,814)	(39)%	(166)	(3)%
Net interest revenue	(10)%	2,290	49%	2,544	50%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	22%	630	13%	515	10%
Advice solutions	1%	464	10%	461	9%
Other	4%	79	2%	76	2%
Asset management and administration fees	12%	1,173	25%	1,052	21%
Trading revenue
Commissions	(11)%	394	8%	443	9%
Order flow revenue	(15)%	365	8%	430	8%
Principal transactions	N/M	44	1%	12	—
Trading revenue	(9)%	803	17%	885	17%
Bank deposit account fees	(50)%	175	4%	352	7%
Other	(17)%	215	5%	260	5%
Total net revenues	(9)%	$4,656	100%	$5,093	100%

		2023		2022
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	61%	$8,120	83%	$5,029	51%
Interest expense	N/M	(3,060)	(31)%	(302)	(3)%
Net interest revenue	7%	5,060	52%	4,727	48%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	21%	1,215	13%	1,004	10%
Advice solutions	(4)%	917	9%	957	10%
Other	—	159	2%	159	2%
Asset management and administration fees	8%	2,291	24%	2,120	22%
Trading revenue
Commissions	(12)%	816	8%	927	9%
Order flow revenue	(13)%	779	8%	900	9%
Principal transactions	N/M	100	1%	21	1%
Trading revenue	(8)%	1,695	17%	1,848	19%
Bank deposit account fees	(50)%	326	3%	646	7%
Other	(6)%	400	4%	424	4%
Total net revenues	—	$9,772	100%	$9,765	100%
N/M Not meaningful. Percent changes greater than 200% are presented as not meaningful.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, Federal Home Loan Bank (FHLB) borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. See also Risk Management – Interest Rate Risk Simulations.

Interest rates increased significantly beginning late in the first quarter of 2022 through the second quarter of 2023. Short-term rates were near zero until the Federal Reserve began its aggressive tightening cycle in March 2022 in response to rising inflation, ultimately increasing the federal funds target overnight rate ten times between March 2022 and May 2023 for a total increase of 500 basis points. Long-term interest rates increased throughout 2022 and the first six months of 2023, though at a slower pace, leading to an inverted yield curve.

Schwab’s average interest-earning assets in the second quarter and first six months of 2023 were lower compared with the same periods of 2022 due primarily to client cash allocation movement to higher yielding investment solutions beginning in the second quarter of 2022 through the second quarter of 2023, which resulted primarily from the rapid increases to the federal funds overnight rate. These changes in client cash allocations reduced average balances of bank deposits and payables to brokerage clients. To support this client cash allocation activity, the Company utilized temporary supplemental funding beginning in the fourth quarter of 2022 and during the first half of 2023, including drawing upon FHLB secured lending facilities and issuing brokered CDs. The average daily pace of client cash allocation out of sweep products into higher yielding investment solutions decreased significantly in the second quarter of 2023, and in June, the Company was able to accommodate these client cash movements without accessing additional FHLB borrowings or issuing additional brokered CDs.

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2023			2022
Three Months Ended June 30, 2023	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$44,683	$547	4.84%	$65,414	$133	0.81%
Cash and investments segregated	27,399	324	4.68%	51,232	79	0.61%
Receivables from brokerage clients	60,709	1,167	7.60%	79,061	706	3.53%
Available for sale securities (1)	145,032	791	2.18%	287,313	1,088	1.51%
Held to maturity securities (1)	167,499	720	1.72%	101,752	339	1.33%
Bank loans	40,124	410	4.09%	38,831	230	2.38%
Total interest-earning assets	485,446	3,959	3.24%	623,603	2,575	1.64%
Securities lending revenue		124			130
Other interest revenue		21			5
Total interest-earning assets	$485,446	$4,104	3.36%	$623,603	$2,710	1.73%
Funding sources
Bank deposits	$312,543	$863	1.11%	$449,936	$28	0.03%
Payables to brokerage clients	64,892	64	0.40%	101,784	4	0.02%
Other short-term borrowings (2)	7,622	97	5.08%	2,587	4	0.69%
Federal Home Loan Bank borrowings (2,3)	46,813	606	5.13%	—	—	—
Long-term debt	21,237	157	2.95%	21,119	124	2.34%
Total interest-bearing liabilities	453,107	1,787	1.57%	575,426	160	0.11%
Non-interest-bearing funding sources	32,339			48,177
Securities lending expense		28			8
Other interest expense		(1)			(2)
Total funding sources	$485,446	$1,814	1.49%	$623,603	$166	0.11%
Net interest revenue		$2,290	1.87%		$2,544	1.62%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2023			2022
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$40,891	$960	4.67%	$68,920	$167	0.48%
Cash and investments segregated	33,699	756	4.46%	51,570	94	0.36%
Receivables from brokerage clients	60,626	2,251	7.39%	81,618	1,332	3.24%
Available for sale securities (1)	150,382	1,616	2.15%	285,927	2,035	1.42%
Held to maturity securities (1)	169,184	1,466	1.73%	102,580	717	1.40%
Bank loans	40,185	801	4.00%	37,351	417	2.24%
Total interest-earning assets	494,967	7,850	3.16%	627,966	4,762	1.51%
Securities lending revenue		236			259
Other interest revenue		34			8
Total interest-earning assets	$494,967	$8,120	3.27%	$627,966	$5,029	1.60%
Funding sources
Bank deposits	$327,739	$1,481	0.91%	$451,306	$44	0.02%
Payables to brokerage clients	70,997	139	0.40%	103,846	6	0.01%
Other short-term borrowings (2)	7,272	183	5.06%	3,646	8	0.46%
Federal Home Loan Bank borrowings (2,3)	35,697	910	5.07%	—	—	—
Long-term debt	20,766	296	2.85%	20,495	232	2.26%
Total interest-bearing liabilities	462,471	3,009	1.31%	579,293	290	0.10%
Non-interest-bearing funding sources	32,496			48,673
Securities lending expense		50			15
Other interest expense		1			(3)
Total funding sources	$494,967	$3,060	1.24%	$627,966	$302	0.10%
Net interest revenue		$5,060	2.03%		$4,727	1.50%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) Beginning in the first quarter of 2023, Federal Home Loan Bank borrowings are presented separately from other short-term borrowings. Prior period amounts have been reclassified to reflect this change.
(3) Average balance and interest expense were less than $500 thousand in the prior period.

Net interest revenue decreased $254 million, or 10%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to utilization of higher cost funding sources including FHLB borrowings, other short-term borrowings, and brokered CDs to support client cash allocations in the rising rate environment, and lower average interest-earning assets, which more than offset the benefits of higher average yields on interest-earning assets. Net interest revenue in the first six months of 2023 increased $333 million, or 7%, compared to the same period in 2022, primarily due to higher average yields on interest-earning assets, partially offset by utilization of higher cost funding sources and lower average interest-earning assets. With the increases in market interest rates during the first half of 2023, net premium amortization of investment securities decreased to $207 million and $392 million in the second quarter and first six months of 2023, respectively, from $382 million and $868 million in the second quarter and first six months of 2022, respectively.

Average interest-earning assets for the second quarter and first six months of 2023 were lower by 22% and 21%, respectively, compared to the same periods in 2022. These decreases were primarily due to lower bank deposits and payables to brokerage clients as a result of changes in client cash allocations due to higher market interest rates.

Net interest margin increased to 1.87% and 2.03% during the second quarter and first six months of 2023, respectively, from 1.62% and 1.50% during the same periods in 2022. Higher market interest rates improved yields on interest-earning assets, which more than offset the higher rates paid across interest-bearing funding sources.

The Company’s higher average balances in the second quarter and first six months of 2023 of FHLB borrowings, other short-term borrowings, and brokered CDs resulted in higher funding costs. The Company currently expects its outstanding balances of supplemental funding sources to decrease between now and the end of 2024, with a limited portion remaining outstanding in early 2025. Additional higher cost supplemental funding may be necessary if client cash allocation movements increase, which

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

could reduce net interest revenue. See also Risk Management – Liquidity Risk, Item 1 – Note 7 Bank Deposits, and Item 1 – Note 8 Borrowings for additional information on these and other funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2023			2022
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$375,898	$252	0.27%	$146,009	$106	0.29%
Fee waivers		—			(3)
Schwab money market funds	375,898	252	0.27%	146,009	103	0.28%
Schwab equity and bond funds, ETFs, and CTFs	465,079	94	0.08%	431,747	92	0.09%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds	229,207	151	0.26%	192,435	149	0.31%
Other third-party mutual funds and ETFs	681,486	133	0.08%	795,727	171	0.09%
Total mutual funds, ETFs, and CTFs (1)	$1,751,670	630	0.14%	$1,565,918	515	0.13%
Advice solutions (1)
Fee-based	$455,859	464	0.41%	$440,336	461	0.42%
Non-fee-based	95,427	—	—	86,684	—	—
Total advice solutions	$551,286	464	0.34%	$527,020	461	0.35%
Other balance-based fees (2)	594,528	63	0.04%	566,712	61	0.04%
Other (3)		16			15
Total asset management and administration fees		$1,173			$1,052

	2023			2022
Six Months Ended June 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$346,145	$465	0.27%	$145,371	$208	0.29%
Fee waivers		—			(57)
Schwab money market funds	346,145	465	0.27%	145,371	151	0.21%
Schwab equity and bond funds, ETFs, and CTFs	457,830	185	0.08%	444,036	189	0.09%
Mutual Fund OneSource® and other NTF funds (4)	225,822	299	0.27%	202,538	314	0.31%
Other third-party mutual funds and ETFs (4)	678,915	266	0.08%	833,969	350	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,708,712	1,215	0.14%	$1,625,914	1,004	0.12%
Advice solutions (1)
Fee-based	$449,443	917	0.41%	$454,830	957	0.42%
Non-fee-based	94,948	—	—	88,509	—	—
Total advice solutions	$544,391	917	0.34%	$543,339	957	0.36%
Other balance-based fees (2)	578,158	125	0.04%	591,695	128	0.04%
Other (3)		34			31
Total asset management and administration fees		$2,291			$2,120
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
(4) The first six months of 2022 include transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.

Asset management and administration fees increased by $121 million, or 12%, and $171 million, or 8%, in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. These increases were primarily a result of higher balances in Schwab money market funds and, for the first six months of 2023, the elimination of fee waivers on those funds. Money market fund balances increased as clients shifted their cash allocations to higher yielding investment solutions, and money market fund fee waivers were eliminated during 2022, both due primarily to the Federal Reserve’s increases to the federal funds target overnight rate. These increases were partially offset by lower balances in other third-party mutual funds and ETFs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 42% and 41% of the asset management and administration fees earned in the second quarter and first six months of 2023, respectively, compared with 33% and 31% in the second quarter and first six months of 2022, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2023	2022	2023	2022	2023	2022
Balance at beginning of period	$357,822	$143,105	$443,719	$444,277	$244,262	$235,465
Net inflows (outflows)	30,807	16,012	2,315	5,684	(6,650)	(10,207)
Net market gains (losses) and other	4,258	114	19,813	(62,750)	17,024	(28,680)
Balance at end of period	$392,887	$159,231	$465,847	$387,211	$254,636	$196,578

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Six Months Ended June 30,	2023	2022	2023	2022	2023	2022
Balance at beginning of period	$278,926	$146,509	$412,942	$454,864	$235,738	$234,940
Net inflows (outflows)	105,843	12,592	12,659	15,145	(11,279)	(18,763)
Net market gains (losses) and other (1)	8,118	130	40,246	(82,798)	30,177	(19,599)
Balance at end of period	$392,887	$159,231	$465,847	$387,211	$254,636	$196,578
(1) Includes $14.2 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds in 2022.
Trading Revenue

Trading revenue includes commissions, order flow revenue, and principal transactions revenues. Commission revenue is affected by volume and mix of trades executed. Order flow revenue is comprised of payments received from trade execution venues to which our broker-dealer subsidiaries send equity and option orders. Order flow revenue is affected by volume and mix of client trades, as well as pricing received from trade execution venues. Principal transactions revenue is recognized primarily as a result of accommodating clients’ fixed income trading activity, and includes adjustments to the fair value of securities positions held to facilitate such client trading activity. Principal transactions revenue also includes unrealized gains and losses on cash and investments segregated for regulatory purposes.

The following tables present trading revenue, trade details, and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Commissions	$394	$443	(11)%	$816	$927	(12)%
Order flow revenue
Options	251	286	(12)%	532	603	(12)%
Equities	114	144	(21)%	247	297	(17)%
Total order flow revenue	365	430	(15)%	779	900	(13)%
Principal transactions	44	12	N/M	100	21	N/M
Total trading revenue	$803	$885	(9)%	$1,695	$1,848	(8)%
N/M Not meaningful. Percent changes greater than 200% are presented as not meaningful.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
DATs (in thousands)	5,272	6,227	(15)%	5,584	6,403	(13)%
Product as a percentage of DATs
Equities	51%	50%		50%	51%
Derivatives	24%	22%		23%	23%
ETFs	19%	22%		20%	20%
Mutual funds	5%	5%		5%	5%
Fixed income	1%	1%		2%	1%

Number of trading days	62.0	62.0	—	124.0	124.0	—
Revenue per trade (1)	$2.46	$2.29	7%	$2.45	$2.33	5%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $82 million and $153 million in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. This change is primarily due to a decrease in commissions and order flow revenue resulting from lower client trading activity. Additionally, order flow revenue decreased due to a shift in the mix of client trading activity toward more lower-dollar equity trades and index options and futures and fewer single stocks. Partially offsetting these decreases, principal transactions revenue increased as a result of higher volume in fixed income trading and higher market interest rates.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue from TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions). These fees are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate obligation amounts.

On May 4, 2023, the Company executed the 2023 IDA agreement with the TD Depository Institutions that replaced and superseded the previous agreement dated November 24, 2019, as amended (the 2019 IDA agreement). In accordance with the 2023 IDA agreement, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions, consistent with the 2019 IDA agreement. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions remains at 15 basis points, as it was in the 2019 IDA agreement. See Item 1 – Note 9 for additional discussion of the 2023 IDA agreement.

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning fixed- and floating-rate yields:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Bank deposit account fees	$175	$352	(50)%	$326	$646	(50)%
Average BDA balances	$103,622	$154,227	(33)%	$109,716	$155,013	(29)%
Average net yield	0.67%	0.90%		0.59%	0.83%
Percentage of average BDA balances designated as:
Fixed-rate balances	97%	77%		94%	77%
Floating-rate balances	3%	23%		6%	23%

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Bank deposit account fees decreased $177 million, or 50%, and $320 million, or 50%, in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to breakage fees of $97 million incurred during the first quarter of 2023 as a result of ending the other third-party bank arrangements, the decrease in average floating-rate BDA balances, and an increase in the amount paid to clients due to higher interest rates. These factors also contributed to the decrease in average net yield in the second quarter and first six months of 2023 compared to the same periods in 2022. The decreases in average BDA balances in the second quarter and first six months of 2023 compared to the same periods in 2022 were primarily due to client cash allocation decisions in response to rising short-term market interest rates throughout 2022 and through the second quarter of 2023. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of June 30, 2023 were 94% and 6%, respectively.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue decreased $45 million and $24 million in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, due to the impact of changes to exchange processing fees and net losses on sales of AFS securities, partially offset by lower provision for credit losses on bank loans and certain service fees. Exchange processing fees decreased in the second quarter of 2023 compared to the second quarter of 2022 as a result of an SEC fee rate decrease which became effective February 27, 2023, and decreased the fee rate by approximately 65% from the rate in effect since May 2022. Exchange processing fees were higher during the first six months of 2023 compared to the same period in 2022, due to a higher average SEC fee rate in effect during the first quarter of 2023. The provision for credit losses on bank loans was lower in the second quarter and first six months of 2023 compared to the same periods in 2022, as loan loss factors and the total balance of first lien residential real estate mortgage loans (First Mortgages) remained consistent with year-end 2022. The Company’s provision for credit losses on bank loans in the second quarter and first six months of 2022 reflected increased loan loss factors driven primarily by higher forecasted interest rates at the start of the Federal Reserve’s monetary tightening, as well as growth in the loan portfolio. In addition, other revenue in the second quarter and first six months of 2022 included gains of $37 million and $46 million, respectively, on the sale of Schwab Compliance Technologies, Inc. and certain investments.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Compensation and benefits
Salaries and wages	$961	$876	10%	$1,933	$1,729	12%
Incentive compensation	287	333	(14)%	651	750	(13)%
Employee benefits and other	250	217	15%	552	493	12%
Total compensation and benefits	$1,498	$1,426	5%	$3,136	$2,972	6%
Professional services	272	258	5%	530	502	6%
Occupancy and equipment	319	294	9%	618	563	10%
Advertising and market development	103	105	(2)%	191	207	(8)%
Communications	188	169	11%	334	313	7%
Depreciation and amortization	191	159	20%	368	309	19%
Amortization of acquired intangible assets	134	154	(13)%	269	308	(13)%
Regulatory fees and assessments	80	67	19%	163	135	21%
Other	180	187	(4)%	362	343	6%
Total expenses excluding interest	$2,965	$2,819	5%	$5,971	$5,652	6%
Expenses as a percentage of total net revenues
Compensation and benefits	32%	28%		32%	30%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	36.6	35.2	4%
Average	36.2	34.5	5%	35.9	34.2	5%

Expenses excluding interest increased by $146 million, or 5%, and $319 million, or 6%, in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased 5% and 6% in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits expense increased in the second quarter and first six months of 2023 compared to the same periods in 2022, primarily due to growth in employee headcount to support our expanding client base and TDA client account transitions, as well as annual merit increases. These increases were partially offset by lower incentive compensation. Compensation and benefits included acquisition and integration-related costs of $48 million and $53 million in the second quarter of 2023 and 2022, respectively, and $106 million and $109 million in the first six months of 2023 and 2022, respectively.

Professional services expense increased in the second quarter and first six months of 2023 compared to the same periods in 2022, primarily due to increased utilization of professional services to support overall growth of the business and enhancement to technological infrastructure to support our expanding client base, as well as the TDA integration and client account transitions. Professional services included acquisition and integration-related costs of $41 million and $35 million in the second quarter of 2023 and 2022, respectively, and $74 million and $66 million in the first six months of 2023 and 2022, respectively.

Occupancy and equipment expense increased in the second quarter and first six months of 2023 compared to the same periods in 2022, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Occupancy and equipment included acquisition and integration-related costs of $10 million and $4 million in the second quarter of 2023 and 2022, respectively, and $14 million and $8 million in the first six months of 2023 and 2022, respectively.

Advertising and market development expense decreased in the second quarter and first six months of 2023, compared to the same periods in 2022. These decreases were primarily due to lower client promotional spending for TD Ameritrade.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Communications expense increased in the second quarter and first six months of 2023, compared to the same periods in 2022. These increases were primarily a result of client communications related to TDA account transitions completed during the second quarter.

Depreciation and amortization expense increased in the second quarter and first six months of 2023 compared to the same periods in 2022, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and the first six months of 2023 to support the TDA integration and enhance our technological infrastructure to support growth of the business.

Amortization of acquired intangible assets decreased in the second quarter and first six months of 2023 compared to the same periods in 2022, as certain assets from the TDA acquisition were fully amortized by the beginning of the fourth quarter of 2022.

Regulatory fees and assessments increased in the second quarter and first six months of 2023 compared to the same periods in 2022, primarily as a result of a 2-basis-point increase to the FDIC deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023.

Other expense decreased in the second quarter of 2023 and increased in the first six months of 2023, compared to the same periods in 2022. The decrease in the second quarter was primarily due to lower exchange processing fees, partially offset by impairment of leased assets related to facility closures. Exchange processing fees decreased in the second quarter of 2023 compared to the second quarter of 2022 as a result of an SEC fee rate decrease which became effective February 27, 2023, and decreased the fee rate by approximately 65% from the rate in effect since May 2022. The increase in other expense in the first six months of 2023 was primarily a result of impairment of leased assets related to facility closures and higher exchange processing fees. Exchange processing fees were higher during the first six months of 2023 compared to the same period in 2022, due to a higher average SEC fee rate in effect during the first quarter of 2023. Other expense included acquisition and integration-related costs of $20 million and $22 million in the second quarter and first six months of 2023, respectively.

Capital expenditures were $168 million and $339 million in the second quarter of 2023 and 2022, respectively, and $355 million and $548 million for the first six months of 2023 and 2022, respectively. Capital expenditures decreased when compared to heightened integration-related spend in 2022 in preparation for TDA client account transitions. These decreases were partially offset by higher purchased software to enhance our technological infrastructure to support our expanding client base. We continue to anticipate capital expenditures for full-year 2023 will be approximately 3-4% of total net revenues.

With significant progress now made in the integration of TD Ameritrade, the Company is planning incremental actions to streamline its operations to prepare for post-integration. Schwab is currently assessing its real estate footprint, and plans to close or downsize certain corporate offices. In addition, the Company plans to reduce its operating costs primarily through lower headcount and professional services. The Company is still evaluating both its real estate locations and its organizational headcount, though Schwab expects to realize at least $500 million of total annual run-rate cost savings to be achieved through these actions. In order to achieve these cost savings, the Company will incur exit and related costs, which could be significant, primarily related to employee compensation and benefits and facility exit costs. The Company anticipates most costs related to position eliminations will be incurred in the second half of 2023, and costs related to real estate will be incurred in 2023 and 2024; however, amounts related to these planned actions are not yet estimable.

Taxes on Income

Taxes on income were $397 million and $481 million for the second quarter of 2023 and 2022, respectively, resulting in effective tax rates of 23.5% and 21.2%, respectively. Taxes on income were $904 million and $918 million for the first six months of 2023 and 2022, respectively, resulting in effective tax rates of 23.8% and 22.3%, respectively. The increase in the effective tax rates in the second quarter and first six months of 2023 compared to the same periods in 2022 was primarily related to a decrease in reserve releases in 2023, tax benefits recognized on the portion of a regulatory matter charge that was determined upon settlement to be deductible in the second quarter of 2022, and increased 2023 state tax expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022
Net Revenues
Net interest revenue	(7)%	$1,705	$1,834	(18)%	$585	$710	(10)%	$2,290	$2,544
Asset management and administration fees	10%	841	763	15%	332	289	12%	1,173	1,052
Trading revenue	(8)%	701	763	(16)%	102	122	(9)%	803	885
Bank deposit account fees	(38)%	140	227	(72)%	35	125	(50)%	175	352
Other	(17)%	156	187	(19)%	59	73	(17)%	215	260
Total net revenues	(6)%	3,543	3,774	(16)%	1,113	1,319	(9)%	4,656	5,093
Expenses Excluding Interest	4%	2,191	2,111	9%	774	708	5%	2,965	2,819
Income before taxes on income	(19)%	$1,352	$1,663	(45)%	$339	$611	(26)%	$1,691	$2,274

Net New Client Assets (in billions) (1)	N/M	$36.0	$8.8	4%	$36.0	$34.6	66%	$72.0	$43.4

	Investor Services			Advisor Services			Total
Six Months Ended June 30,	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022
Net Revenues
Net interest revenue	10%	$3,738	$3,408	—	$1,322	$1,319	7%	$5,060	$4,727
Asset management and administration fees	7%	1,646	1,544	12%	645	576	8%	2,291	2,120
Trading revenue	(8)%	1,476	1,607	(9)%	219	241	(8)%	1,695	1,848
Bank deposit account fees	(44)%	239	427	(60)%	87	219	(50)%	326	646
Other	(2)%	307	314	(15)%	93	110	(6)%	400	424
Total net revenues	1%	7,406	7,300	(4)%	2,366	2,465	—	9,772	9,765
Expenses Excluding Interest	4%	4,424	4,242	10%	1,547	1,410	6%	5,971	5,652
Income before taxes on income	(2)%	$2,982	$3,058	(22)%	$819	$1,055	(8)%	$3,801	$4,113

Net New Client Assets (in billions) (1)	82%	$115.4	$63.4	7%	$107.3	$100.5	36%	$222.7	$163.9
(1) In the second quarter and first six months of 2023, Investor Services includes inflows of $7.8 billion and $26.8 billion, respectively, from off-platform brokered CDs issued by CSB. Also, in the second quarter and first six months of 2023, Investor Services includes an inflow of $12.0 billion from a mutual fund clearing services client. In the second quarter and first six months of 2022, Investor Services includes an outflow of $20.8 billion from a mutual fund clearing services client.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Segment Net Revenues

Investor Services total net revenues decreased by 6% and increased by 1% in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022, while Advisor Services total net revenues decreased by 16% and 4%, in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. Decreases in Investor Services and Advisor Services revenues for the second quarter were primarily driven by decreases in net interest revenue due to higher cost funding sources and certain lower average interest-earning asset balances, as described above. For the six-month period, the increase in Investor Services revenues was primarily driven by higher net interest revenue due to higher yields on interest-earning assets as described above, while Advisor Services net interest revenue was flat. Both segments saw a decrease in bank deposit account fees in the second quarter and first six months of 2023 due to lower average BDA balances and higher yields paid to clients, as well as, for the six-month period, breakage fees incurred as a result of ending certain third-party bank arrangements. Trading revenue decreased in the second quarter and first six months of 2023 for both segments primarily due to lower client trading activity and changes in client trading mix, resulting in lower commissions and order flow revenue. Other revenue also decreased in the second quarter and first six months of 2023 for both segments primarily due to gains on the sale of certain investments in 2022 and net losses on sales of AFS securities in 2023. These decreases were partially offset by increased asset management and administration fees in both segments in the second quarter and first six months of 2023, primarily as a result of higher money market fund balances and, for the six-month period, the elimination of money market fund fee waivers during 2022.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest increased by 4% in the second quarter and first six months of 2023 compared to the same periods in 2022, while Advisor Services total expenses excluding interest increased by 9% and 10% in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. Both segments saw higher compensation and benefits expenses due to increases in headcount to support our expanding client base and TDA client account transitions, and annual merit increases, partially offset by lower incentive compensation. Depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and the first six months of 2023 to enhance our technological infrastructure to support growth of the business. Occupancy and equipment expenses increased in both segments, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Both segments saw higher communications expenses due to client communications related to TDA account transitions and overall growth of the business. Regulatory fees and assessments increased in both segments in the second quarter and first six months of 2023 compared to the same periods in 2022, primarily due to the FDIC deposit insurance assessment rate increase described above. In Investor Services, these increases were partially offset by lower amortization of acquired intangible assets as certain assets from the TDA acquisition became fully amortized in 2022.

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

Interest Rate Risk Simulations

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans.

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

The following table shows simulated changes to net interest revenue over the next 12 months beginning June 30, 2023 and December 31, 2022 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2023	December 31, 2022
Increase of 200 basis points	9.1%	7.3%
Increase of 100 basis points	4.5%	3.6%
Increase of 50 basis points	2.2%	1.7%
Decrease of 50 basis points	(1.8)%	(1.5)%
Decrease of 100 basis points	(3.4)%	(3.2)%
Decrease of 200 basis points	(7.0)%	(6.7)%

The Company’s simulated incremental increases in market interest rates had a larger impact on net interest revenue as of June 30, 2023 compared to December 31, 2022 primarily due to higher cash and margin loan balances, which was partially offset by an increased allocation to FHLB borrowings and other short-term borrowings across the Company’s banking subsidiaries. Simulated incremental decreases in market interest rates had a larger impact on net interest revenue as of June 30, 2023 compared to December 31, 2022 primarily due to higher cash and margin loan balances, while increased allocation to shorter-term liabilities contributed to lower interest expense in a lower rate environment.

In addition to measuring the effect of gradual parallel increases or decreases in current interest rates, we regularly simulate the effects of non-parallel shifts and instantaneous shifts of interest rates on net interest revenue.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of June 30, 2023 and December 31, 2022, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Effective Duration

Effective duration measures price sensitivity relative to a change in prevailing interest rates, taking account of amortizing cash flows and prepayment optionality for mortgage-related securities and loans. Duration is measured in years and commonly interpreted as the average timing of principal and interest cash flows. We seek to manage the Company’s asset duration in relation to management’s estimate of the Company’s liability duration. The Company’s liability duration is impacted by the composition of funding sources, and typically decreases in periods of rising market interest rates and increases in periods of declining market interest rates. The estimated effective duration of our AFS investment securities portfolio was approximately 2.4 years and 3.4 years as of June 30, 2023 and 2022, respectively. The estimated effective duration for the Company’s total AFS and HTM investment securities portfolio was approximately 4.0 years and 4.1 years as of June 30, 2023 and 2022, respectively. AFS and HTM securities comprised approximately 57% of the Company’s consolidated total assets as of both June 30, 2023 and 2022. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both June 30, 2023 and 2022. The Company’s estimated effective duration of consolidated total assets was approximately 2.5 years at June 30, 2023 and 2022.

Phase-out of LIBOR

Effective June 30, 2023, publication of the London Interbank Offered Rate (LIBOR) ceased. While we completed all LIBOR transition work that could be done prior to June 30, 2023, we will continue to monitor and manage the LIBOR substitution for certain investment securities that we hold and the portfolio of legacy loans that we have for which scheduled interest rate resets or related interest rate transitions will occur in future periods. We will also monitor our financial models and systems that previously referenced LIBOR.

See also Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management in the 2022 Form 10-K.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of: CS&Co, TD Ameritrade, Inc., and TDAC, our principal broker-dealer subsidiaries; the capital needs of the banking subsidiaries; principal and interest due on corporate debt, and dividend payments on CSC’s preferred and common stock. The liquidity needs of our broker-dealer subsidiaries are primarily driven by client activity including trading and margin lending activities and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposit levels and other borrowings. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding plans to support liquidity levels during both business as usual and stressed conditions.

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

Our clients’ bank deposits and brokerage cash balances primarily originate from our 34.4 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of June 30, 2023. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

The following table describes external debt facilities available at June 30, 2023:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$41,000	$38,288	(1)	July 2023 - September 2024	5.14%
Federal Reserve discount window	Banking subsidiaries	—	8,802	(1)	N/A	—
Federal Reserve Bank Term Funding Program	Banking subsidiaries	—	41,583	(1)	N/A	—
Repurchase agreements	Banking subsidiaries	7,831	—	(2)	August 2023 - April 2024	5.01%
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,767		N/A	—
Unsecured commercial paper	CSC	—	5,000		N/A	—
Secured uncommitted line of credit with external bank	CS&Co	—	—	(3)	N/A	—
Secured uncommitted lines of credit with various external banks	TDAC	—	—	(4)	N/A	—
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of June 30, 2023. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Note 8 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ ability to provide collateral deemed acceptable by each respective counterparty. See Note 12 for additional information.
(3) In the second quarter of 2023, CS&Co entered into a secured, uncommitted line of credit agreement with an external bank. Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to lender as determined by the credit agreement.
(4) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of June 30, 2023, the Company had additional investment securities with a par value of approximately $172 billion or a fair value of approximately $156 billion available to be pledged to obtain additional capacity. These securities could be used to provide additional borrowing capacity of up to $172 billion, dependent on the facility utilized. Additional details regarding availability and use of these facilities is described below.

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

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the standing repo facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during the first six months of 2023 and there were no amounts outstanding at June 30, 2023. Beginning in the second quarter of 2023, CSC maintains a standing bilateral repurchase agreement with an external bank. Other than a de minimis test, this facility was not used during the second quarter of 2023 and there were no amounts outstanding under this facility at June 30, 2023.

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program, offering loans of up to one year in length to eligible financial institutions with U.S. Treasury securities, agency debt, mortgage-backed securities, and other qualifying assets pledged as collateral. Borrowing capacity available under this program is dependent upon the par value of the investment securities that are pledged as collateral. The Company is eligible to obtain advances under this program. This facility was not used during the first six months of 2023.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at June 30, 2023. During the second quarter of 2023, Standard & Poor’s downgraded its rating of CSC’s Commercial Paper Notes from A1 to A2, and Moody’s changed its outlook from positive to stable.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co maintains uncommitted, unsecured bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. Beginning in the second quarter of 2023, CS&Co also maintains a secured, uncommitted line of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral. TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral.

In the fourth quarter of 2022 and first six months of 2023, CSB issued brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of June 30, 2023:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$41,368	July 2023 - April 2025	4.97%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher yielding alternatives. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. During the second quarter of 2023, the pace of client cash allocations out of our sweep features decreased significantly, and in June, the Company was able to cover these client cash movements without drawing upon additional FHLB borrowings or issuing additional brokered CDs.

In the second quarter of 2023, the Company’s FHLB borrowings and other short-term borrowings decreased by $3.8 billion as a result of FHLB maturities during the period. Bank deposits also decreased during the second quarter of 2023 by $21.3 billion, resulting from a decrease of $29.5 billion in deposits swept from brokerage accounts due to ongoing changes in client cash allocations and a slight increase in client equities purchases, which was partially offset by a net increase in brokered CDs of $10.6 billion.

During the first six months of 2023, the Company’s cash and cash equivalents, excluding amounts restricted, increased by $7.5 billion to $47.7 billion as of June 30, 2023. This increase was driven by net cash provided by investing and operating activities, partially offset by net cash used for financing activities. Bank deposits decreased by a total of $62.3 billion during the first six months of 2023; this was driven by a decrease of $93.2 billion in deposits swept from brokerage accounts due primarily to clients’ cash allocation decisions described above, partially offset by a net increase in brokered CDs of $35.3 billion. Offsetting the decrease in bank deposits, investing cash flows from our AFS and HTM securities totaled $30.8 billion in the first six months of 2023, and the Company increased its FHLB borrowings and other short-term borrowings by a total of $31.8 billion.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2022 Form 10-K for additional information. The Company was in compliance with the LCR rule at June 30, 2023, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	June 30, 2023	March 31, 2023
Total eligible HQLA	$65,738	$80,128
Net cash outflows	50,965	62,163
LCR	129%	129%

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances.

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels beginning in the second quarter of 2023. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at June 30, 2023, and the table below presents information about our average NSFR:

	Average for the Three Months Ended
	June 30, 2023	March 31, 2023
ASF	$200,512	$202,504
RSF	166,428	163,622
NSFR	120%	124%

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $22.5 billion and $20.8 billion at June 30, 2023 and December 31, 2022, respectively.

The following table provides information about our Senior Notes outstanding at June 30, 2023:

June 30, 2023	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$22,212	2024 - 2034	2.81%	A2	A-	A
TDA Holding Senior Notes	213	2024 - 2029	3.47%	A2	A-	—

During the second quarter of 2023, Standard and Poor’s downgraded CSC’s and TDA Holding’s long-term issuer credit and senior unsecured debt ratings from A to A- and affirmed its outlook remained stable. Moody’s also affirmed its rating of A2 for CSC and TDA Holding and changed its outlook from positive to stable.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

New Debt Issuances

The below debt issuances in the first six months of 2023 were senior unsecured obligations. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
May 19, 2023	$1,200	05/19/2029	5.643%	(1)
May 19, 2023	1,300	05/19/2034	5.853%	(1)
(1) Interest rates presented are those in effect at June 30, 2023. For additional information regarding future interest rates on fixed-to-floating rate Senior Notes, see Item 1 – Note 8.

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

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, including balance sheet growth over time, management of the 2023 IDA agreement inclusive of potential migration of IDA balances (see further discussion below), providing financial support to our subsidiaries, and sustained access to the capital markets, while at the same time meeting our regulatory capital requirements and serving as a source of financial strength to our banking subsidiaries. Schwab also seeks to return excess capital to stockholders. We may return excess capital through such activities as dividends, repurchases of common shares, preferred stock redemptions, and repurchases of our preferred stock represented by depositary shares. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management of the 2022 Form 10-K and in Item 1 – Note 17. As of June 30, 2023, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. are in compliance with their respective net capital requirements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC consolidated and CSB:

	June 30, 2023		December 31, 2022
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$37,147	$13,552	$36,608	$7,664
Less:
Preferred stock	9,191	—	9,706	—
Common Equity Tier 1 Capital before regulatory adjustments	$27,956	$13,552	$26,902	$7,664
Less:
Goodwill, net of associated deferred tax liabilities	$11,797	$13	$11,816	$13
Other intangible assets, net of associated deferred tax liabilities	6,852	—	7,079	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	37	35	37	35
AOCI adjustment (1)	(20,729)	(18,052)	(22,620)	(19,680)
Common Equity Tier 1 Capital	$29,999	$31,556	$30,590	$27,296
Tier 1 Capital	$39,190	$31,556	$40,296	$27,296
Total Capital	39,272	31,632	40,376	27,370
Risk-Weighted Assets	132,791	94,278	139,657	99,631
Average Assets with regulatory adjustments	520,602	356,406	562,803	372,802
Total Leverage Exposure	524,576	359,257	566,809	375,846
Common Equity Tier 1 Capital/Risk-Weighted Assets	22.6%	33.5%	21.9%	27.4%
Tier 1 Capital/Risk-Weighted Assets	29.5%	33.5%	28.9%	27.4%
Total Capital/Risk-Weighted Assets	29.6%	33.6%	28.9%	27.5%
Tier 1 Leverage Ratio	7.5%	8.9%	7.2%	7.3%
Supplementary Leverage Ratio	7.5%	8.8%	7.1%	7.3%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 7.5% at June 30, 2023 from 7.1% at March 31, 2023 and 7.2% at year-end 2022. This increase during the second quarter was primarily due to net income during the quarter and a decrease in the Company’s total assets. Total balance sheet assets decreased $24.0 billion, or 4%, during the second quarter of 2023 due primarily to a decrease of $24.1 billion, or 6%, in total bank deposits and payables to brokerage clients due to client cash allocation decisions resulting from the rising interest rate environment. CSB’s Tier 1 Leverage Ratio increased from year-end 2022, ending the second quarter of 2023 at 8.9% primarily as a result of capital contributions from CSC enabled by the Company’s issuance of $2.5 billion of long-term debt in May 2023.

The Board of Governors of the Federal Reserve System recently issued a notice of proposed changes to the regulatory capital rules that would require us to include AOCI in regulatory capital, phased in over a three-year transition period beginning July 1, 2025 (see Current Regulatory and Other Developments). As of June 30, 2023, our adjusted Tier 1 Leverage Ratio, which reflects the inclusion of AOCI in the ratio, was 3.7% for CSC consolidated and 4.0% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). The Company is continuing to accrete and retain capital while it continues to evaluate the impacts of the proposal. The Company currently anticipates meeting the proposed capital requirements organically well ahead of the transition period provided within the proposal.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During the first six months of 2023, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 1 – Note 9 for further information on the 2023 IDA agreement.

Dividends

On January 26, 2023, the Board of Directors (Board) of CSC declared a three cent, or 14%, increase in the quarterly cash dividend to $.25 per common share.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Cash dividends paid and per share amounts, exclusive of amounts related to preferred stock repurchases, for the first six months of 2023 and 2022 are as follows:

	2023		2022
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$921	$.50	$762	$.40
Preferred Stock:
Series A (1)	N/A	N/A	19	47.70
Series D (2)	22	29.76	22	29.76
Series E (3)	N/A	N/A	20	3,293.32
Series F (4)	12	2,500.00	13	2,500.00
Series G (2)	67	2,687.50	67	2,687.50
Series H (2)	46	2,000.00	50	2,000.00
Series I (2)	42	2,000.00	45	2,000.00
Series J (2)	13	22.26	13	22.26
Series K (5)	19	2,500.00	9	1,208.33
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
N/A Not applicable.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a new share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The new share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three months ended June 30, 2023. CSC repurchased 37 million shares of its common stock for $2.8 billion during the six months ended June 30, 2023. As of June 30, 2023, approximately $8.7 billion remained on the new authorization. There were no repurchases of CSC’s common stock under the terminated authorization during the six months ended June 30, 2022.

There were no repurchases of CSC’s preferred stock during the three months ended June 30, 2023. The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the six months ended June 30, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

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

OTHER

Foreign Exposure
At June 30, 2023, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2023, the fair value of these holdings totaled $10.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.9 billion, the United Kingdom at $2.4 billion, and Canada at $1.7 billion. At December 31, 2022, the fair value of these holdings totaled $16.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $4.8 billion, and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Canada at $1.7 billion. In addition, Schwab had outstanding margin loans to foreign residents of $2.7 billion and $2.5 billion at June 30, 2023 and December 31, 2022, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2022 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2023.

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
Return on tangible common equity	Return on tangible common equity represents annualized adjusted net income available to common stockholders as a percentage of average tangible common equity. Tangible common equity represents common equity less goodwill, acquired intangible assets – net, and related deferred tax liabilities.	Acquisitions typically result in the recognition of significant amounts of goodwill and acquired intangible assets. We believe return on tangible common equity may be useful to investors as a supplemental measure to facilitate assessing capital efficiency and returns relative to the composition of Schwab’s balance sheet.
Adjusted Tier 1 Leverage Ratio	Adjusted Tier 1 Leverage Ratio represents the Tier 1 Leverage Ratio as prescribed by bank regulatory guidance for the consolidated company and for CSB, adjusted to reflect the inclusion of AOCI in the ratio.	Inclusion of the impacts of AOCI in the Company’s Tier 1 Leverage Ratio provides additional information regarding the Company’s current capital position. We believe Adjusted Tier 1 Leverage Ratio may be useful to investors as a supplemental measure of the Company’s capital levels.

The Company also uses adjusted diluted EPS and return on tangible common equity as components of performance criteria for employee bonus and certain executive management incentive compensation arrangements. The Compensation Committee of CSC’s Board of Directors maintains discretion in evaluating performance against these criteria.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total expenses excluding interest (GAAP)	$2,965	$2,819	$5,971	$5,652
Acquisition and integration-related costs (1)	(130)	(94)	(228)	(190)
Amortization of acquired intangible assets	(134)	(154)	(269)	(308)
Adjusted total expenses (non-GAAP)	$2,701	$2,571	$5,474	$5,154
(1) Acquisition and integration-related costs for the three and six months ended June 30, 2023 primarily consist of $48 million and $106 million of compensation and benefits, $41 million and $74 million of professional services, $10 million and $14 million of occupancy and equipment, and $20 million and $22 million of other. Acquisition and integration-related costs for the three and six months ended June 30, 2022 primarily consist of $53 million and $109 million of compensation and benefits, $35 million and $66 million of professional services, and $4 million and $8 million of occupancy and equipment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,173	$.64	$1,652	$.87	$2,706	$1.48	$2,930	$1.54
Acquisition and integration-related costs	130.07		94.05		228.12		190.10
Amortization of acquired intangible assets	134.07		154.08		269.15		308.16
Income tax effects (1)	(64)	(.03)	(60)	(.03)	(120)	(.07)	(121)	(.06)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,373	$.75	$1,840	$.97	$3,083	$1.68	$3,307	$1.74
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs and amortization of acquired intangible assets on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Return on average common stockholders’ equity (GAAP)	17%	19%	20%	15%
Average common stockholders’ equity	$27,556	$35,611	$27,429	$40,063
Less: Average goodwill	(11,951)	(11,952)	(11,951)	(11,952)
Less: Average acquired intangible assets — net	(8,591)	(9,151)	(8,657)	(9,227)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,834	1,868	1,837	1,877
Average tangible common equity	$8,848	$16,376	$8,658	$20,761
Adjusted net income available to common stockholders (1)	$1,373	$1,840	$3,083	$3,307
Return on tangible common equity (non-GAAP)	62%	45%	71%	32%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	June 30, 2023
	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	7.5%	8.9%
Tier 1 Capital	$39,190	$31,556
Plus: AOCI adjustment	(20,729)	(18,052)
Adjusted Tier 1 Capital	18,461	13,504
Average assets with regulatory adjustments	520,602	356,406
Plus: AOCI adjustment	(20,397)	(17,707)
Adjusted average assets with regulatory adjustments	$500,205	$338,699
Adjusted Tier 1 Leverage Ratio (non-GAAP)	3.7%	4.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenues
Interest revenue	$4,104	$2,710	$8,120	$5,029
Interest expense	(1,814)	(166)	(3,060)	(302)
Net interest revenue	2,290	2,544	5,060	4,727
Asset management and administration fees (1)	1,173	1,052	2,291	2,120
Trading revenue	803	885	1,695	1,848
Bank deposit account fees	175	352	326	646
Other	215	260	400	424
Total net revenues	4,656	5,093	9,772	9,765
Expenses Excluding Interest
Compensation and benefits	1,498	1,426	3,136	2,972
Professional services	272	258	530	502
Occupancy and equipment	319	294	618	563
Advertising and market development	103	105	191	207
Communications	188	169	334	313
Depreciation and amortization	191	159	368	309
Amortization of acquired intangible assets	134	154	269	308
Regulatory fees and assessments	80	67	163	135
Other	180	187	362	343
Total expenses excluding interest	2,965	2,819	5,971	5,652
Income before taxes on income	1,691	2,274	3,801	4,113
Taxes on income	397	481	904	918
Net Income	1,294	1,793	2,897	3,195
Preferred stock dividends and other	121	141	191	265
Net Income Available to Common Stockholders	$1,173	$1,652	$2,706	$2,930
Weighted-Average Common Shares Outstanding:
Basic	1,820	1,896	1,827	1,895
Diluted	1,825	1,904	1,834	1,905
Earnings Per Common Shares Outstanding (2):
Basic	$.64	$.87	$1.48	$1.55
Diluted	$.64	$.87	$1.48	$1.54
(1) No fee waivers were recognized for the three and six months ended June 30, 2023. Includes fee waivers of $3 million and $57 million for the three and six months ended June 30, 2022, respectively.
(2) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,294	$1,793	$2,897	$3,195
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	(683)	(6,671)	1,166	(19,806)
Reclassification of net unrealized loss transferred to held to maturity	—	—	—	2,429
Other reclassifications included in other revenue	11	(5)	20	(17)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	—	(2,429)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	642	122	1,251	214
Other	(1)	—	(9)	—
Other comprehensive income (loss), before tax	(31)	(6,554)	2,428	(19,609)
Income tax effect	(9)	1,577	(537)	4,696
Other comprehensive income (loss), net of tax	(40)	(4,977)	1,891	(14,913)
Comprehensive Income (Loss)	$1,254	$(3,184)	$4,788	$(11,718)

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets (1)
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$47,651	$40,195
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $5,405 and $12,159 at June 30, 2023 and December 31, 2022, respectively)	25,083	42,983
Receivables from brokerage clients — net	65,162	66,591
Available for sale securities (amortized cost of $136,874 at June 30, 2023 and $160,162 at December 31, 2022; including assets pledged of $28 and $41, respectively)	125,769	147,871
Held to maturity securities (including assets pledged of $8,365 at June 30, 2023 and $4,522 at December 31, 2022)	166,328	173,074
Bank loans — net	40,061	40,505
Equipment, office facilities, and property — net	3,686	3,714
Goodwill	11,951	11,951
Acquired intangible assets — net	8,524	8,789
Other assets	17,290	16,099
Total assets	$511,505	$551,772
Liabilities and Stockholders’ Equity
Bank deposits	$304,414	$366,724
Payables to brokerage clients	84,795	97,438
Accrued expenses and other liabilities	13,836	13,124
Other short-term borrowings	7,831	4,650
Federal Home Loan Bank borrowings	41,000	12,400
Long-term debt	22,482	20,828
Total liabilities	474,358	515,164
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,328 and $9,850 at June 30, 2023 and December 31, 2022, respectively	9,191	9,706
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at June 30, 2023 and December 31, 2022	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	27,220	27,075
Retained earnings	32,865	31,066
Treasury stock, at cost — 253,803,819 and 221,033,042 shares at June 30, 2023 and December 31, 2022, respectively	(11,420)	(8,639)
Accumulated other comprehensive income (loss)	(20,730)	(22,621)
Total stockholders’ equity	37,147	36,608
Total liabilities and stockholders’ equity	$511,505	$551,772
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at March 31, 2022	$10,694	1,995	$20	79	$1	$26,826	$26,895	$(5,293)	$(11,045)	$48,098
Net income	—	—	—	—	—	—	1,793	—	—	1,793
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Dividends declared on preferred stock	—	—	—	—	—	—	(133)	—	—	(133)
Dividends declared on common stock — $.20 per share	—	—	—	—	—	—	(381)	—	—	(381)
Stock option exercises and other	—	—	—	—	—	(5)	—	8	—	3
Share-based compensation	—	—	—	—	—	53	—	—	—	53
Other	—	—	—	—	—	44	—	13	—	57
Balance at June 30, 2022	$10,694	1,995	$20	79	$1	$26,918	$28,174	$(5,272)	$(16,022)	$44,513

Balance at March 31, 2023	$9,191	2,023	$20	51	$1	$27,136	$32,144	$(11,455)	$(20,690)	$36,347
Net income	—	—	—	—	—	—	1,294	—	—	1,294
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(40)	(40)
Dividends declared on preferred stock	—	—	—	—	—	—	(116)	—	—	(116)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(457)	—	—	(457)
Stock option exercises and other	—	—	—	—	—	(9)	—	14	—	5
Share-based compensation	—	—	—	—	—	53	—	—	—	53
Other	—	—	—	—	—	40	—	21	—	61
Balance at June 30, 2023	$9,191	2,023	$20	51	$1	$27,220	$32,865	$(11,420)	$(20,730)	$37,147

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261
Net income	—	—	—	—	—	—	3,195	—	—	3,195
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(14,913)	(14,913)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Dividends declared on preferred stock	—	—	—	—	—	—	(251)	—	—	(251)
Dividends declared on common stock — $.40 per share	—	—	—	—	—	—	(762)	—	—	(762)
Stock option exercises and other	—	—	—	—	—	(56)	—	89	—	33
Share-based compensation	—	—	—	—	—	165	—	—	—	165
Other	—	—	—	—	—	68	—	(23)	—	45
Balance at June 30, 2022	$10,694	1,995	$20	79	$1	$26,918	$28,174	$(5,272)	$(16,022)	$44,513

Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	2,897	—	—	2,897
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,891	1,891
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(221)	—	—	(221)
Dividends declared on common stock — $.50 per share	—	—	—	—	—	—	(921)	—	—	(921)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,869)	—	(2,869)
Stock option exercises and other	—	—	—	—	—	(101)	—	125	—	24
Share-based compensation	—	—	—	—	—	182	—	—	—	182
Other	—	—	—	—	—	64	—	(37)	—	27
Balance at June 30, 2023	$9,191	2,023	$20	51	$1	$27,220	$32,865	$(11,420)	$(20,730)	$37,147

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$2,897	$3,195
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	194	206
Depreciation and amortization	368	309
Amortization of acquired intangible assets	269	308
Provision (benefit) for deferred income taxes	4	(37)
Premium amortization, net, on available for sale and held to maturity securities	392	868
Other	278	187
Net change in:
Investments segregated and on deposit for regulatory purposes	10,832	(10,605)
Receivables from brokerage clients	1,409	14,420
Other assets	(27)	(74)
Payables to brokerage clients	(12,643)	(10,791)
Accrued expenses and other liabilities	588	(2,876)
Net cash provided by (used for) operating activities	4,561	(4,890)
Cash Flows from Investing Activities
Purchases of available for sale securities	—	(46,454)
Proceeds from sales of available for sale securities	2,900	13,470
Principal payments on available for sale securities	20,181	28,533
Principal payments on held to maturity securities	7,672	8,658
Net change in bank loans	413	(4,830)
Purchases of equipment, office facilities, and property	(398)	(537)
Purchases of FHLB stock	(1,562)	—
Proceeds from sales of FHLB stock	82	—
Purchases of Federal Reserve stock	(82)	(85)
Proceeds from sales of Federal Reserve stock	98	4
Other investing activities	(108)	(11)
Net cash provided by (used for) investing activities	29,196	(1,252)
Cash Flows from Financing Activities
Net change in bank deposits	(62,310)	(1,775)
Proceeds from FHLB borrowings	39,200	4
Repayments of FHLB borrowings	(10,600)	(4)
Proceeds from other short-term borrowings	8,114	14,499
Repayments of other short-term borrowings	(4,939)	(18,007)
Issuances of long-term debt	2,478	2,971
Repayments of long-term debt	(815)	(765)
Net proceeds from preferred stock offerings	—	740
Redemption and repurchase of preferred stock	(467)	—
Dividends paid	(1,142)	(1,020)
Proceeds from stock options exercised	24	33
Repurchases of common stock and nonvoting common stock	(2,842)	—
Other financing activities	(71)	(46)
Net cash provided by (used for) financing activities	(33,370)	(3,370)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	387	(9,512)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	58,720	93,338
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$59,107	$83,826

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Six Months Ended June 30,
	2023	2022
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$—	$108,805
Changes in accrued equipment, office facilities, and property purchases	$(43)	$11
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$2,135	$286
Income taxes	$876	$837
Amounts included in the measurement of lease liabilities	$128	$106
Leased assets obtained in exchange for new operating lease liabilities	$40	$199
Leased assets obtained in exchange for new finance lease liabilities	$—	$5

	June 30, 2023	June 30, 2022
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$47,651	$64,550
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	11,456	19,276
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$59,107	$83,826
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

The significant accounting policies are included in Item 8 – Note 2 in the 2022 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2023, except as described in Note 2 below.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net interest revenue
Cash and cash equivalents	$547	$133	$960	$167
Cash and investments segregated	324	79	756	94
Receivables from brokerage clients	1,167	706	2,251	1,332
Available for sale securities	791	1,088	1,616	2,035
Held to maturity securities	720	339	1,466	717
Bank loans	410	230	801	417
Securities lending revenue	124	130	236	259
Other interest revenue	21	5	34	8
Interest revenue	4,104	2,710	8,120	5,029
Bank deposits	(863)	(28)	(1,481)	(44)
Payables to brokerage clients	(64)	(4)	(139)	(6)
Other short-term borrowings (1)	(97)	(4)	(183)	(8)
Federal Home Loan Bank borrowings (1)	(606)	—	(910)	—
Long-term debt	(157)	(124)	(296)	(232)
Securities lending expense	(28)	(8)	(50)	(15)
Other interest expense	1	2	(1)	3
Interest expense	(1,814)	(166)	(3,060)	(302)
Net interest revenue	2,290	2,544	5,060	4,727
Asset management and administration fees
Mutual funds, ETFs, and CTFs	630	515	1,215	1,004
Advice solutions	464	461	917	957
Other	79	76	159	159
Asset management and administration fees	1,173	1,052	2,291	2,120
Trading revenue
Commissions	394	443	816	927
Order flow revenue	365	430	779	900
Principal transactions	44	12	100	21
Trading revenue	803	885	1,695	1,848
Bank deposit account fees	175	352	326	646
Other	215	260	400	424
Total net revenues	$4,656	$5,093	$9,772	$9,765
Note: For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

Contract balances: Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $634 million and $560 million at June 30, 2023 and December 31, 2022, respectively. Schwab did not have any other significant contract assets as of December 31, 2022.

At June 30, 2023, the Company also had net contract assets of $111 million related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. This balance is included in other assets on the condensed consolidated balance sheet, and is amortized on a straight-line basis over the remaining contract term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 9. Schwab did not have any significant contract liability balances as of June 30, 2023 or December 31, 2022.

Unsatisfied performance obligations: We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$79,534	$1	$7,808	$71,727
U.S. Treasury securities	30,015	—	1,491	28,524
Asset-backed securities (1)	11,499	—	542	10,957
Corporate debt securities (2)	13,427	—	1,145	12,282
Certificates of deposit	350	—	2	348
Foreign government agency securities	1,034	—	56	978
U.S. state and municipal securities	637	—	65	572
Non-agency commercial mortgage-backed securities	282	—	19	263
Other	122	—	4	118
Unallocated portfolio layer method fair value basis adjustments (3)	(26)	—	(26)	—
Total available for sale securities (4)	$136,874	$1	$11,106	$125,769
Held to maturity securities
U.S. agency mortgage-backed securities	$166,328	$817	$15,548	$151,597
Total held to maturity securities	$166,328	$817	$15,548	$151,597

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$85,994	$—	$8,306	$77,688
U.S. Treasury securities	41,879	—	1,877	40,002
Asset-backed securities (1)	13,672	—	649	13,023
Corporate debt securities (2)	13,830	—	1,275	12,555
Certificates of deposit	2,245	—	14	2,231
Foreign government agency securities	1,033	—	64	969
U.S. state and municipal securities	713	—	75	638
Non-agency commercial mortgage-backed securities	473	—	23	450
Other	323	—	8	315
Total available for sale securities (4)	$160,162	$—	$12,291	$147,871
Held to maturity securities
U.S. agency mortgage-backed securities	$173,074	$1,442	$15,580	$158,936
Total held to maturity securities	$173,074	$1,442	$15,580	$158,936
(1) Approximately 61% and 57% of asset-backed securities held as of June 30, 2023 and December 31, 2022, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 19% and 18% of the asset-backed securities held as of June 30, 2023 and December 31, 2022, respectively.
(2) As of both June 30, 2023 and December 31, 2022, approximately 37% of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(3) Beginning in 2023, this represents the amount of PLM basis adjustments related to AFS securities hedged in a closed portfolio. These amounts are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. See Note 2 for more information on PLM hedge accounting.
(4) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $48 million of AFS commercial paper as of December 31, 2022 (none as of June 30, 2023). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

During 2022, the Company transferred a total of $188.6 billion of U.S. agency mortgage-backed securities with a total net pretax unrealized loss at the times of transfer of $18.2 billion from the AFS category to the HTM category. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
net income. As of June 30, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $12.3 billion net of tax effect ($16.3 billion pretax).

At June 30, 2023, our banking subsidiaries had pledged investment securities with a value of $61.4 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Our banking subsidiaries pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $8.8 billion as collateral for this facility at June 30, 2023. Beginning in 2023, our banking subsidiaries pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve through the Bank Term Funding Program, and had pledged securities with a par value of $41.6 billion as collateral for this facility at June 30, 2023. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.6 billion at June 30, 2023.

At June 30, 2023, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $8.4 billion, and AFS securities pledged were U.S. agency mortgage-backed securities with an aggregate fair value of $28 million. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 8 and 12 for additional information on these repurchase agreements.

At June 30, 2023, our banking subsidiaries had pledged AFS securities with an aggregate fair value of $178 million as initial margin on interest rate swaps (see Note 11). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$2,811	$111	$68,687	$7,697	$71,498	$7,808
U.S. Treasury securities	2,371	6	26,153	1,485	28,524	1,491
Asset-backed securities	263	2	10,669	540	10,932	542
Corporate debt securities	192	7	12,090	1,138	12,282	1,145
Certificates of deposit	250	—	98	2	348	2
Foreign government agency securities	—	—	978	56	978	56
U.S. state and municipal securities	18	—	554	65	572	65
Non-agency commercial mortgage-backed securities	—	—	263	19	263	19
Other	—	—	118	4	118	4
Total (1)	$5,905	$126	$119,610	$11,006	$125,515	$11,132

December 31, 2022
Available for sale securities
U.S. agency mortgage-backed securities	$34,938	$2,025	$42,558	$6,281	$77,496	$8,306
U.S. Treasury securities	27,063	716	12,519	1,161	39,582	1,877
Asset-backed securities	6,717	217	6,299	432	13,016	649
Corporate debt securities	8,552	542	3,998	733	12,550	1,275
Certificates of deposit	2,033	10	196	4	2,229	14
Foreign government agency securities	756	50	214	14	970	64
U.S. state and municipal securities	482	31	157	44	639	75
Non-agency commercial mortgage-backed securities	443	23	—	—	443	23
Other	315	8	—	—	315	8
Total	$81,299	$3,622	$65,941	$8,669	$147,240	$12,291
(1) For purposes of this table, unrealized losses on AFS securities excludes the PLM fair value hedge basis adjustments of $26 million at June 30, 2023.
At June 30, 2023, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises. For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions see Item 8 – Note 2 in the 2022 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the six months ended June 30, 2023 and the year ended December 31, 2022. None of the Company’s AFS securities held as of June 30, 2023 and December 31, 2022 had an allowance for credit losses. All HTM securities as of June 30, 2023 and December 31, 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $607 million and $685 million of accrued interest for AFS and HTM securities as of June 30, 2023 and December 31, 2022, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the six months ended June 30, 2023, or for the year ended December 31, 2022.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below. As of June 30, 2023, the estimated effective duration, which reflects anticipated future payments, of our total AFS and HTM investment securities portfolio is approximately 4.0 years. The estimated effective duration of our AFS investment securities portfolio is approximately 2.4 years as of June 30, 2023.

The maturities of AFS and HTM investment securities are as follows:

June 30, 2023	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$727	$14,526	$13,340	$43,134	$71,727
U.S. Treasury securities	13,789	14,707	28	—	28,524
Asset-backed securities	31	3,000	1,745	6,181	10,957
Corporate debt securities	1,835	8,259	2,188	—	12,282
Certificates of deposit	348	—	—	—	348
Foreign government agency securities	201	777	—	—	978
U.S. state and municipal securities	—	38	402	132	572
Non-agency commercial mortgage-backed securities	—	—	—	263	263
Other	98	—	—	20	118
Total fair value	$17,029	$41,307	$17,703	$49,730	$125,769
Total amortized cost (1)	$17,276	$44,216	$19,887	$55,521	$136,900
Held to maturity securities
U.S. agency mortgage-backed securities	$700	$6,371	$38,623	$105,903	$151,597
Total fair value	$700	$6,371	$38,623	$105,903	$151,597
Total amortized cost	$716	$6,808	$41,871	$116,933	$166,328
(1) For purposes of this table, the amortized cost of AFS securities excludes the PLM fair value hedge basis adjustments of $26 million at June 30, 2023.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Proceeds	$1,849	$3,949	$2,900	$13,470
Gross realized gains	—	25	—	140
Gross realized losses	11	20	20	123

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

June 30, 2023	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$25,783	$12	$1	$10	$23	$25,806	$68	$25,738
HELOCs (1,2)	507	—	1	5	6	513	3	510
Total residential real estate	26,290	12	2	15	29	26,319	71	26,248
Pledged asset lines	13,566	6	—	—	6	13,572	—	13,572
Other	245	—	—	—	—	245	4	241
Total bank loans	$40,101	$18	$2	$15	$35	$40,136	$75	$40,061

December 31, 2022
Residential real estate:
First Mortgages (1,2)	$25,157	$25	$2	$14	$41	$25,198	$66	$25,132
HELOCs (1,2)	590	2	—	5	7	597	4	593
Total residential real estate	25,747	27	2	19	48	25,795	70	25,725
Pledged asset lines	14,584	4	—	4	8	14,592	—	14,592
Other	191	—	—	—	—	191	3	188
Total bank loans	$40,522	$31	$2	$23	$56	$40,578	$73	$40,505
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $99 million and $98 million at June 30, 2023 and December 31, 2022, respectively.
(2) At both June 30, 2023 and December 31, 2022, 43% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2023 or December 31, 2022.

At June 30, 2023, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

Three Months Ended
June 30, 2023	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$67	$4	$71	$—	$3	$74
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	(1)	—	—	1	1
Balance at end of period	$68	$3	$71	$—	$4	$75

June 30, 2022
Balance at beginning of period	$23	$2	$25	$—	$3	$28
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	8	1	9	—	—	9
Balance at end of period	$31	$3	$34	$—	$3	$37

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Six Months Ended
June 30, 2023	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	2	(1)	1	—	1	2
Balance at end of period	$68	$3	$71	$—	$4	$75

June 30, 2022
Balance at beginning of period	$13	$2	$15	$—	$3	$18
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	18	1	19	—	—	19
Balance at end of period	$31	$3	$34	$—	$3	$37

Consistent with Schwab’s loan charge off policy for pledged asset lines (PALs) as disclosed in Item 8 – Note 2 of the 2022 Form 10-K, the Company charges off any unsecured balances no later than 90-days past due. PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of June 30, 2023 and December 31, 2022. Therefore, no allowance for credit losses for PALs as of those dates was required.

The U.S. economy continues to be challenged by elevated inflation, tightening monetary policy, and geopolitical unrest. Although some of the headwinds show signs of moderation, management’s macroeconomic outlook reflects a near term increase in unemployment coupled with home price depreciation, which combined with rising Treasury yields and mortgage rates, have softened demand and reduced borrower affordability. This macroeconomic outlook, combined with continued strong credit quality metrics in the Company’s bank loans portfolio, resulted in relatively stable projections of loss rates at June 30, 2023, as compared to December 31, 2022.

A summary of bank loan-related nonperforming assets is as follows:

	June 30, 2023	December 31, 2022
Nonaccrual loans (1)	$15	$23
Other real estate owned (2)	—	2
Total nonperforming assets	$15	$25
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	pre-2019	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$2	$1	$1	$—	$1	$5	$—	$—	$—
620 – 679	3	27	30	20	2	13	95	—	1	1
680 – 739	177	807	1,193	412	110	215	2,914	53	41	94
≥740	1,319	5,426	10,719	3,689	776	863	22,792	274	144	418
Total	$1,499	$6,262	$11,943	$4,122	$888	$1,092	$25,806	$327	$186	$513
Origination LTV
≤70%	$1,017	$4,638	$10,343	$3,425	$718	$812	$20,953	$288	$130	$418
>70% – ≤90%	482	1,624	1,600	697	170	278	4,851	39	55	94
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$1,499	$6,262	$11,943	$4,122	$888	$1,092	$25,806	$327	$186	$513
Updated FICO
<620	$1	$13	$13	$7	$2	$11	$47	$2	$4	$6
620 – 679	19	85	119	41	11	37	312	5	10	15
680 – 739	170	604	956	344	72	132	2,278	45	28	73
≥740	1,309	5,560	10,855	3,730	803	912	23,169	275	144	419
Total	$1,499	$6,262	$11,943	$4,122	$888	$1,092	$25,806	$327	$186	$513
Estimated Current LTV (1)
≤70%	$1,016	$4,756	$11,603	$4,108	$887	$1,090	$23,460	$322	$186	$508
>70% – ≤90%	483	1,484	340	14	1	2	2,324	5	—	5
>90% – ≤100%	—	19	—	—	—	—	19	—	—	—
>100%	—	3	—	—	—	—	3	—	—	—
Total	$1,499	$6,262	$11,943	$4,122	$888	$1,092	$25,806	$327	$186	$513
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.02%	0.03%	0.03%	0.03%	0.02%	0.30%	0.04%	0.26%	2.01%	0.97%
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

At June 30, 2023, First Mortgage loans of $21.1 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 27% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 91% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At June 30, 2023 and December 31, 2022, Schwab had $144 million and $134 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2023	Balance
Converted to an amortizing loan by period end (1)	$186
Within 1 year	24
> 1 year – 3 years	42
> 3 years – 5 years	53
> 5 years	208
Total	$513
(1) Includes $5 million and $11 million of HELOCs converted to amortizing loans during the three and six months ended June 30, 2023, respectively.

At June 30, 2023, $404 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2023, the borrowers on approximately 57% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of June 30, 2023 and December 31, 2022, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s CRA-related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2023			December 31, 2022
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,201	$697	$1,201	$1,094	$619	$1,094
Other investments (2)	182	—	225	167	—	215
Total	$1,383	$697	$1,426	$1,261	$619	$1,309
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2023 and 2026. During the six months ended June 30, 2023 and year ended December 31, 2022, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2023	December 31, 2022
Interest-bearing deposits:
Deposits swept from brokerage accounts	$240,575	$333,754
Time certificates of deposit (1)	41,368	6,047
Checking	16,347	19,719
Savings and other	5,055	6,098
Total interest-bearing deposits	303,345	365,618
Non-interest-bearing deposits	1,069	1,106
Total bank deposits	$304,414	$366,724
(1) Time certificates of deposit consist of brokered CDs. As of June 30, 2023, uninsured time CDs totaled $178 million. As of December 31, 2022, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Annual maturities on time certificates of deposit outstanding at June 30, 2023 are as follows:

Balance
2023	$9,615
2024	30,115
2025	1,638
Total	$41,368

8.    Borrowings

CSC Senior Notes

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Interest for the fixed-to-floating rate Senior Notes is payable semi-annually during the fixed rate period of the notes and quarterly during the floating rate period of the notes.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of June 30, 2023 and December 31, 2022:

	Date of Issuance	Principal Amount Outstanding
		June 30, 2023	December 31, 2022
CSC Fixed-rate Senior Notes:
2.650% due January 25, 2023	12/07/17	$—	$800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	—
5.853% due May 19, 2034 (2)	05/19/23	1,300	—
Total CSC Senior Notes		22,212	20,512
TDA Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total TDA Holding Senior Notes		213	213
Finance lease liabilities		52	68
Unamortized premium — net		109	129
Debt issuance costs		(104)	(94)
Total long-term debt		$22,482	$20,828
(1) The 2029 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 5.643%, payable semi-annually, until the interest reset date on May 19, 2028. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 2.210%, payable quarterly.
(2) The 2034 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 5.853%, payable semi-annually, until the interest reset date on May 19, 2033. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 2.500%, payable quarterly.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at June 30, 2023 are as follows:

Maturities
2023	$15
2024	3,675
2025	2,237
2026	3,100
2027	3,450
Thereafter	10,000
Total maturities	22,477
Unamortized premium — net	109
Debt issuance costs	(104)
Total long-term debt	$22,482

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the fair value of certain investment securities that are pledged as collateral. There was $41.0 billion and $12.4 billion outstanding under these facilities as of June 30, 2023 and December 31, 2022, respectively, and these borrowings had a weighted-average interest rate of 5.14% and 4.88%, respectively. As of June 30, 2023 and December 31, 2022, the collateral pledged provided additional borrowing capacity of $38.3 billion and $68.6 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at June 30, 2023 and December 31, 2022 were $7.8 billion and $4.7 billion, respectively, and had a weighted-average interest rate of 5.01% and 4.97%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There were no commercial paper notes outstanding at June 30, 2023 and CSC had $250 million outstanding at December 31, 2022. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.8 billion; no amounts were outstanding as of June 30, 2023 or December 31, 2022. Beginning in the second quarter of 2023, CS&Co maintains a secured, uncommitted line of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral. There was no balance outstanding at June 30, 2023.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of June 30, 2023 and December 31, 2022, our collateral pledged provided total borrowing capacity of $8.8 billion and $7.8 billion, respectively, of which no amounts were outstanding at the end of either period.

Beginning in 2023, our banking subsidiaries now have access to funding through the Federal Reserve Bank Term Funding Program. Amounts available are dependent upon the par value of certain investment securities that are pledged as collateral. As of June 30, 2023, our collateral pledged provided total borrowing capacity of $41.6 billion. There were no borrowings outstanding at June 30, 2023.

The Company may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $7.8 billion and $4.4 billion outstanding pursuant to such repurchase agreements at June 30, 2023 and December 31, 2022, respectively. Repurchase agreements outstanding at June 30, 2023 mature between August 2023 and April 2024.

TDAC maintains senior uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was no balance outstanding at June 30, 2023 or December 31, 2022.

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at June 30, 2023 are as follows:

	2023	2024	Total
FHLB borrowings	$24,200	$16,800	$41,000
Other short-term borrowings	6,625	1,206	7,831
Total	$30,825	$18,006	$48,831

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $854 million and $2.0 billion during the second quarters of 2023 and 2022, respectively, and $1.6 billion and $4.7 billion during the first six months of 2023 and 2022, respectively. CSB purchased HELOCs with commitments of $52 million and $70 million during the second quarters of 2023 and 2022, respectively, and $95 million and $160 million during the first six months of 2023 and 2022, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	June 30, 2023	December 31, 2022
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$3,674	$4,533
Commitments to purchase First Mortgage loans	481	492
Total	$4,155	$5,025

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

IDA agreement: The 2019 IDA agreement with the TD Depository Institutions became effective on October 6, 2020 and created responsibilities of the Company and certain contingent obligations. On May 4, 2023, the 2019 IDA agreement was replaced and superseded by the 2023 IDA agreement, which specifies responsibilities, including certain contingent obligations, of the Company going forward. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement, and, prior to May 4, 2023, the 2019 IDA agreement.

The 2019 IDA agreement provided that, as of July 1, 2021, Schwab had the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company migrated balances to the balance sheet in 2021 and 2022, subject to the terms of the 2019 IDA agreement. During the first six months of 2023, Schwab did not move IDA balances to its balance sheet.

The 2023 IDA agreement extends the agreement term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain minimum and maximum IDA balances as follows:

•Through September 10, 2025, Schwab must maintain minimum balances above the total of then-outstanding unmatured fixed-rate obligation amounts, with a maximum of $30 billion above this total amount. During this period, withdrawals of IDA balances by Schwab are generally permitted only to the extent of withdrawals initiated by Schwab customers, with limited exceptions, except to the extent necessary for Schwab to maintain balances below the applicable maximum.
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

In May 2023, Schwab opted to buy down $2.4 billion of fixed-rate obligation amounts, incurring a market-based fee of $112 million, which was capitalized as a contract asset and included in other assets on the condensed consolidated balance sheet. For additional information on the contract asset, see Note 3.

As of June 30, 2023, the total ending IDA balance was $102.7 billion, of which $96.4 billion was fixed-rate obligation amounts and $6.3 billion was floating-rate obligation amounts. As of December 31, 2022, the total ending IDA balance was $122.6 billion, of which $108.5 billion was fixed-rate obligation amounts and $14.1 billion was floating-rate obligation amounts.

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

10.    Exit and Other Related Liabilities

Integration of TD Ameritrade

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the first six months of 2023, including the completion of client transition groups in February and May 2023. The Company expects to complete most remaining client transitions from TD Ameritrade to Schwab across two groups over the remainder of 2023, with the transition of a small client group in the first half of 2024.

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

Inclusive of costs recognized through June 30, 2023, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $500 million to $700 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three months ended June 30, 2023 and 2022, the Company recognized $30 million and $8 million of acquisition-related exit costs, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $40 million and $20 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 18 months, with some costs expected to be incurred after client transition to decommission duplicative platforms and complete integration work. In addition to ASC 420 Exit or Disposal Cost Obligations, certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment, ASC 712 Compensation — Nonretirement Post Employment Benefits, ASC 718 Compensation — Stock Compensation, and ASC 842 Leases.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following is a summary of the activity in the Company’s exit and other related liabilities as of June 30, 2023 and activity for the six months ended June 30, 2023:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2022 (1)	$36	$10	$46
Amounts recognized in expense (2)	11	3	14
Costs paid or otherwise settled	(4)	(1)	(5)
Balance at June 30, 2023 (1)	$43	$12	$55
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are included in compensation and benefits on the condensed consolidated statements of income.

The following table summarizes the exit and other related costs recognized in expense for the three and six months ended June 30, 2023:

	Investor Services			Advisor Services
Three Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$3	$—	$3	$1	$—	$1	$4
Occupancy and equipment	—	3	3	—	2	2	5
Other	—	14	14	—	7	7	21
Total	$3	$17	$20	$1	$9	$10	$30

	Investor Services			Advisor Services
Six Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$11	$—	$11	$3	$—	$3	$14
Occupancy and equipment	—	3	3	—	2	2	5
Other	—	14	14	—	7	7	21
Total	$11	$17	$28	$3	$9	$12	$40
(1) Costs related to facility closures. These costs, which are comprised of impairment and accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased properties.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the exit and other related costs incurred from October 6, 2020 through June 30, 2023:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$234	$—	$234	$64	$—	$64	$298
Occupancy and equipment	—	34	34	—	9	9	43
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	16	16	—	7	7	23
Total	$234	$53	$287	$64	$17	$81	$368
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

Other

With significant progress now made in the integration of TD Ameritrade, the Company is planning incremental actions to streamline its operations to prepare for post-integration. Schwab is currently assessing its real estate footprint, and plans to close or downsize certain corporate offices. In addition, the Company plans to streamline its operational design, including through position eliminations. Through these actions, the Company expects to realize incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company will incur exit and related costs, which could be significant, primarily related to employee compensation and benefits and facility exit costs. The Company is still evaluating both its real estate locations and its organizational headcount and associated exit and related costs are not yet estimable.

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $8.9 billion at June 30, 2023 that were designated as fair value hedges of interest rate risk.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheet:

	June 30, 2023
	Assets	Liabilities
Interest rate swaps (1,2)	$1	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
(2) Includes a $121 million reduction of derivative assets related to variation margin settlements on derivatives cleared through CCPs. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances.

Effects of Fair Value Hedge Accounting

The following amounts were recorded in AFS securities on the condensed consolidated balance sheet related to fair value hedges:

June 30, 2023
Carrying amount of hedged AFS securities (1,2)	$8,863
Cumulative fair value hedging adjustment included in the carrying amount of hedged AFS securities (1,2)	(122)
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. The amortized cost basis of the closed portfolios used in these hedging relationships is $1.6 billion and the notional amount of the designated hedged items is $1.6 billion. The cumulative basis adjustments associated with these hedges is an unrealized loss of $26 million.
(2) Excludes the carrying amount and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities is an unrealized loss of less than $500 thousand, which is recorded in AFS securities on the condensed consolidated balance sheet.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statement of income:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Gain (loss) on fair value hedging relationships recognized in interest revenue:
Hedged items	$(126)	$(122)
Derivatives designated as hedging instruments	126	122

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

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of June 30, 2023 and December 31, 2022 were not subject to master netting arrangements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $1.3 billion and $685 million at June 30, 2023 and December 31, 2022, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

Repurchase agreements: Schwab enters into collateralized repurchase agreements with external financial institutions in which the Company sells securities and agrees to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured short-term borrowings associated with these collateralized repurchase agreements are presented gross in the condensed consolidated balance sheets.

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

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
June 30, 2023
Assets
Interest rate swaps (1,3)	$1	$—	$1	$—	$—	(5)	$1
Resale agreements (1)	5,405	—	5,405	—	(5,405)	(2)	—
Securities borrowed (4)	1,349	—	1,349	(907)	(439)		3
Total	$6,755	$—	$6,755	$(907)	$(5,844)		$4
Liabilities
Repurchase agreements (6)	$7,831	$—	$7,831	$—	$(7,831)		$—
Securities loaned (7)	4,612	—	4,612	(907)	(3,200)		505
Total	$12,443	$—	$12,443	$(907)	$(11,031)		$505

December 31, 2022
Assets
Resale agreements (1)	$12,159	$—	$12,159	$—	$(12,159)	(2)	$—
Securities borrowed (4)	705	—	705	(331)	(366)		8
Total	$12,864	$—	$12,864	$(331)	$(12,525)		$8
Liabilities
Repurchase agreements (6)	$4,402	$—	$4,402	$—	$(4,402)		$—
Securities loaned (7)	4,200	—	4,200	(331)	(3,313)		556
Total	$8,602	$—	$8,602	$(331)	$(7,715)		$556
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At June 30, 2023 and December 31, 2022, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $5.5 billion and $12.3 billion, respectively.
(3) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative asset and liability positions are inclusive of variation margin settlements cleared through CCPs which are reflected as reductions to the associated derivative asset and liability balances. See Note 11 for additional information.
(4) Included in other assets on the condensed consolidated balance sheets.
(5) At June 30, 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $178 million. See Notes 4 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral was greater than or equal to the value of the related liabilities. At June 30, 2023 and December 31, 2022, the fair value of collateral pledged in connection with repurchase agreements was $8.4 billion and $4.6 billion, respectively. See Note 8 for additional information.
(7) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2023 and December 31, 2022.

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

	June 30, 2023	December 31, 2022
Fair value of client securities available to be pledged	$86,977	$86,775
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$15,847	$11,717
Fulfillment of client short sales	7,447	4,750
Securities lending to other broker-dealers	3,900	3,472
Total collateral pledged to third parties	$27,194	$19,939
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $195 million and $160 million at June 30, 2023 and December 31, 2022, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2022 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2023 or December 31, 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

June 30, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,361	$—	$—	$14,361
Total cash equivalents	14,361	—	—	14,361
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	14,230	—	14,230
Certificates of deposit	—	1,098	—	1,098
Total investments segregated and on deposit for regulatory purposes	—	15,328	—	15,328
Available for sale securities:
U.S. agency mortgage-backed securities	—	71,727	—	71,727
U.S. Treasury securities	—	28,524	—	28,524
Asset-backed securities	—	10,957	—	10,957
Corporate debt securities	—	12,282	—	12,282
Certificates of deposit	—	348	—	348
Foreign government agency securities	—	978	—	978
U.S. state and municipal securities	—	572	—	572
Non-agency commercial mortgage-backed securities	—	263	—	263
Other	—	118	—	118
Total available for sale securities	—	125,769	—	125,769
Other assets:
Other securities owned at fair value:
Equity, corporate debt, and other securities	880	67	—	947
Mutual funds and ETFs	695	—	—	695
State and municipal debt obligations	—	23	—	23
U.S. Government securities	—	2	—	2
Total other securities owned at fair value	1,575	92	—	1,667
Interest rate swaps	—	1	—	1
Total other assets	1,575	93	—	1,668
Total assets	$15,936	$141,190	$—	$157,126
Accrued expenses and other liabilities:
Other	$1,428	$46	$—	$1,474
Total accrued expenses and other liabilities	1,428	46	—	1,474
Total liabilities	$1,428	$46	$—	$1,474

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

December 31, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,007	$—	$—	$14,007
Commercial paper	—	48	—	48
Total cash equivalents	14,007	48	—	14,055
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	23,645	—	23,645
Certificates of deposit	—	1,000	—	1,000
Total investments segregated and on deposit for regulatory purposes	—	24,645	—	24,645
Available for sale securities:
U.S. agency mortgage-backed securities	—	77,688	—	77,688
U.S. Treasury securities	—	40,002	—	40,002
Asset-backed securities	—	13,023	—	13,023
Corporate debt securities	—	12,555	—	12,555
Certificates of deposit	—	2,231	—	2,231
Foreign government agency securities	—	969	—	969
U.S. state and municipal securities	—	638	—	638
Non-agency commercial mortgage-backed securities	—	450	—	450
Other	—	315	—	315
Total available for sale securities	—	147,871	—	147,871
Other assets:
Other securities owned at fair value:
Equity, corporate debt, and other securities	755	55	—	810
Mutual funds and ETFs	596	—	—	596
State and municipal debt obligations	—	25	—	25
U.S. Government securities	—	1	—	1
Total other securities owned at fair value	1,351	81	—	1,432
Total other assets	1,351	81	—	1,432
Total assets	$15,358	$172,645	$—	$188,003
Accrued expenses and other liabilities:
Other	$1,218	$43	$—	$1,261
Total accrued expenses and other liabilities	1,218	43	—	1,261
Total liabilities	$1,218	$43	$—	$1,261

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$33,290	$33,290	$—	$—	$33,290
Cash and investments segregated and on deposit for regulatory purposes	9,708	4,314	5,394	—	9,708
Receivables from brokerage clients — net	65,147	—	65,147	—	65,147
Held to maturity securities:
U.S. agency mortgage-backed securities	166,328	—	151,597	—	151,597
Total held to maturity securities	166,328	—	151,597	—	151,597
Bank loans — net:
First Mortgages	25,738	—	22,625	—	22,625
HELOCs	510	—	558	—	558
Pledged asset lines	13,572	—	13,572	—	13,572
Other	241	—	241	—	241
Total bank loans — net	40,061	—	36,996	—	36,996
Other assets	5,420	—	5,420	—	5,420
Liabilities
Bank deposits	$304,414	$—	$304,414	$—	$304,414
Payables to brokerage clients	84,795	—	84,795	—	84,795
Accrued expenses and other liabilities	5,987	—	5,987	—	5,987
Other short-term borrowings	7,831	—	7,831	—	7,831
Federal Home Loan Bank borrowings	41,000	—	41,000	—	41,000
Long-term debt	22,430	—	20,553	—	20,553

December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$26,140	$26,140	$—	$—	$26,140
Cash and investments segregated and on deposit for regulatory purposes	18,288	6,156	12,132	—	18,288
Receivables from brokerage clients — net	66,573	—	66,573	—	66,573
Held to maturity securities:
U.S. agency mortgage-backed securities	173,074	—	158,936	—	158,936
Total held to maturity securities	173,074	—	158,936	—	158,936
Bank loans — net:
First Mortgages	25,132	—	22,201	—	22,201
HELOCs	593	—	657	—	657
Pledged asset lines	14,592	—	14,592	—	14,592
Other	188	—	188	—	188
Total bank loans — net	40,505	—	37,638	—	37,638
Other assets	3,788	—	3,788	—	3,788
Liabilities
Bank deposits	$366,724	$—	$366,724	$—	$366,724
Payables to brokerage clients	97,438	—	97,438	—	97,438
Accrued expenses and other liabilities	5,584	—	5,584	—	5,584
Other short-term borrowings	4,650	—	4,650	—	4,650
Federal Home Loan Bank borrowings	12,400	—	12,400	—	12,400
Long-term debt	20,760	—	19,108	—	19,108

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity

On July 27, 2022, CSC publicly announced that its Board of Directors approved a new share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The new share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three months ended June 30, 2023. CSC repurchased 37 million shares of its common stock for $2.8 billion during the six months ended June 30, 2023. As of June 30, 2023, approximately $8.7 billion remained on the new authorization. There were no repurchases of CSC’s common stock under the terminated authorization during the six months ended June 30, 2022.

There were no repurchases of CSC’s preferred stock during the three months ended June 30, 2023. The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the six months ended June 30, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Beginning in 2023, share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2023	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	June 30, 2023 (1)	December 31, 2022 (1)		June 30, 2023	December 31, 2022	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating-rate/Fixed-rate reset:
Series F	4,883	5,000	100,000	481	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR(4)	2.575%
Series G (2)	24,580	25,000	100,000	2,428	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	25,000	100,000	2,200	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	22,500	100,000	2,030	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,784	1,435,000		$9,191	$9,706
(1) Represented by depositary shares.
(2) The dividend rate for Series G, Series I, and Series K resets on each five-year anniversary from the first reset date.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) The reset/floating rate for Series F will be determined by the calculation agent prior to the commencement of the floating rate period using what the calculation agent determines to be the industry-accepted substitute or successor base rate to LIBOR.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared (1)	Per Share Amount	Total Declared	Per Share Amount
Series A (2)	N/A	N/A	$6.2	$15.60	N/A	N/A	$11.2	$28.30
Series D (3)	$11.1	$14.88	11.1	14.88	$22.3	$29.76	22.3	29.76
Series E (4)	N/A	N/A	5.9	980.82	N/A	N/A	19.8	3,293.32
Series F (5)	12.2	2,500.00	12.5	2,500.00	12.2	2,500.00	12.5	2,500.00
Series G (3)	33.1	1,343.75	33.6	1,343.75	66.3	2,687.50	67.2	2,687.50
Series H (3)	22.3	1,000.00	25.0	1,000.00	46.0	2,000.00	50.0	2,000.00
Series I (3)	20.6	1,000.00	22.5	1,000.00	41.9	2,000.00	45.0	2,000.00
Series J (3)	6.7	11.13	6.7	11.13	13.4	22.26	13.4	22.26
Series K (6)	9.5	1,250.00	9.1	1,208.33	18.8	2,500.00	9.1	1,208.33
Total	$115.5		$132.6		$220.9		$250.5
(1) Excludes $3 million of dividends declared on Series G, H and I, and accrued by stockholders as of the repurchase date. Such dividends are part of the consideration paid upon repurchase of the depositary shares during the six months ended June 30, 2023.
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
N/A Not applicable.

15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at March 31, 2022	$(11,045)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(1,604)	(5,067)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(4)
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $28	94
Balance at June 30, 2022	$(16,022)

Balance at March 31, 2023	$(20,690)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(160)	(523)
Other reclassifications included in other revenue, net of tax expense (benefit) of $3	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $166	476
Other (1)	(1)
Balance at June 30, 2023	$(20,730)

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Total AOCI
Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(4,741)	(15,065)
Net unrealized loss on securities transferred to held to maturity, net of tax benefit of $579	1,850
Other reclassifications included in other revenue, net of tax expense (benefit) of $(4)	(13)
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax benefit of $579	(1,850)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $49	165
Balance at June 30, 2022	$(16,022)

Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $261	905
Other reclassifications included in other revenue, net of tax expense (benefit) of $5	15
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $273	978
Other, net of tax expense (benefit) of $(2)	(7)
Balance at June 30, 2023	$(20,730)
(1) Tax expense (benefit) was less than $1 million.

In 2022, the Company transferred a portion of its AFS securities to the HTM category. As of June 30, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $12.3 billion net of tax effect ($16.3 billion pretax). See Note 4 for additional discussion on the 2022 transfers of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share

For the three and six months ended June 30, 2023 and 2022, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock. For further details surrounding the EPS computation, see Item 8 – Note 25 in the 2022 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,258	$36	$1,718	$75	$2,817	$80	$3,062	$133
Preferred stock dividends and other (1)	(118)	(3)	(135)	(6)	(186)	(5)	(254)	(11)
Net income available to common stockholders	$1,140	$33	$1,583	$69	$2,631	$75	$2,808	$122
Denominator
Weighted-average common shares outstanding — basic	1,769	51	1,817	79	1,776	51	1,816	79
Basic earnings per share	$.64	$.64	$.87	$.87	$1.48	$1.48	$1.55	$1.55
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,140	$33	$1,583	$69	$2,631	$75	$2,808	$122
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	33	—	69	—	75	—	122	—
Allocation of net income available to common stockholders:	$1,173	$33	$1,652	$69	$2,706	$75	$2,930	$122
Denominator
Weighted-average common shares outstanding — basic	1,769	51	1,817	79	1,776	51	1,816	79
Conversion of nonvoting shares to voting shares	51	—	79	—	51	—	79	—
Common stock equivalent shares related to stock incentive plans	5	—	8	—	7	—	10	—
Weighted-average common shares outstanding — diluted (2)	1,825	51	1,904	79	1,834	51	1,905	79
Diluted earnings per share	$.64	$.64	$.87	$.87	$1.48	$1.48	$1.54	$1.54
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 15 million and 18 million for the three and six months ended June 30, 2023, respectively, and 13 million and 14 million for the three and six months ended June 30, 2022, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At June 30, 2023, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$29,999	22.6%	N/A		$5,976	4.5%
Tier 1 Risk-Based Capital	39,190	29.5%	N/A		7,967	6.0%
Total Risk-Based Capital	39,272	29.6%	N/A		10,623	8.0%
Tier 1 Leverage	39,190	7.5%	N/A		20,824	4.0%
Supplementary Leverage Ratio	39,190	7.5%	N/A		15,737	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,556	33.5%	$6,128	6.5%	$4,243	4.5%
Tier 1 Risk-Based Capital	31,556	33.5%	7,542	8.0%	5,657	6.0%
Total Risk-Based Capital	31,632	33.6%	9,428	10.0%	7,542	8.0%
Tier 1 Leverage	31,556	8.9%	17,820	5.0%	14,256	4.0%
Supplementary Leverage Ratio	31,556	8.8%	N/A		10,778	3.0%

December 31, 2022
CSC
Common Equity Tier 1 Risk-Based Capital	$30,590	21.9%	N/A		$6,285	4.5%
Tier 1 Risk-Based Capital	40,296	28.9%	N/A		8,379	6.0%
Total Risk-Based Capital	40,376	28.9%	N/A		11,173	8.0%
Tier 1 Leverage	40,296	7.2%	N/A		22,512	4.0%
Supplementary Leverage Ratio	40,296	7.1%	N/A		17,004	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,296	27.4%	$6,476	6.5%	$4,483	4.5%
Tier 1 Risk-Based Capital	27,296	27.4%	7,970	8.0%	5,978	6.0%
Total Risk-Based Capital	27,370	27.5%	9,963	10.0%	7,970	8.0%
Tier 1 Leverage	27,296	7.3%	18,640	5.0%	14,912	4.0%
Supplementary Leverage Ratio	27,296	7.3%	N/A		11,275	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of June 30, 2023, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2023, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2023, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2023 that management believes have changed CSB’s capital category.

At June 30, 2023, the balance sheets of Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $29.9 billion and $11.8 billion, respectively. Based on their regulatory capital ratios, at June 30, 2023, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	June 30, 2023	December 31, 2022
CS&Co
Net capital	$5,432	$5,386
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	879	778
Net capital in excess of required net capital	$4,553	$4,608
TDAC
Net capital	$4,213	$5,291
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	622	626
Net capital in excess of required net capital	$3,591	$4,665
TD Ameritrade, Inc.
Net capital	$689	$806
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$689	$806

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at June 30, 2023. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2023	2022	2023	2022	2023	2022
Net Revenues
Net interest revenue	$1,705	$1,834	$585	$710	$2,290	$2,544
Asset management and administration fees	841	763	332	289	1,173	1,052
Trading revenue	701	763	102	122	803	885
Bank deposit account fees	140	227	35	125	175	352
Other	156	187	59	73	215	260
Total net revenues	3,543	3,774	1,113	1,319	4,656	5,093
Expenses Excluding Interest	2,191	2,111	774	708	2,965	2,819
Income before taxes on income	$1,352	$1,663	$339	$611	$1,691	$2,274

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	Investor Services		Advisor Services		Total
Six Months Ended June 30,	2023	2022	2023	2022	2023	2022
Net Revenues
Net interest revenue	$3,738	$3,408	$1,322	$1,319	$5,060	$4,727
Asset management and administration fees	1,646	1,544	645	576	2,291	2,120
Trading revenue	1,476	1,607	219	241	1,695	1,848
Bank deposit account fees	239	427	87	219	326	646
Other	307	314	93	110	400	424
Total net revenues	7,406	7,300	2,366	2,465	9,772	9,765
Expenses Excluding Interest	4,424	4,242	1,547	1,410	5,971	5,652
Income before taxes on income	$2,982	$3,058	$819	$1,055	$3,801	$4,113

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first six months of 2023, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2022 Form 10-K.

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

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2023 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	5	$52.44	N/A	N/A
May:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	6	$50.85	N/A	N/A
June:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	93	$52.93	N/A	N/A
Total:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	104	$52.78	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

** Certain confidential information contained in this exhibit has been omitted because it is not material and would be competitively harmful if publicly disclosed.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 8, 2023	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer