Form 10-Q
period 2023-09-30
SCHWAB CHARLES CORP
filed 2023-11-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
1,771,681,659 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock outstanding on October 31, 2023

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $65 trillion, which means the Company’s $7.82 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•Expected timing for the TD Ameritrade client transitions; deal-related asset attrition; cost estimates and timing related to the TD Ameritrade integration, including acquisition and integration-related costs and capital expenditures, cost synergies, and exit and other related costs (see Overview and Exit and Other Related Liabilities in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);
•Investments to support growth in our client base (see Overview);
•Our actions to streamline our operations and expectation to realize at least $500 million of incremental run-rate cost savings and the timing and amount of associated exit and related costs that we will incur (see Overview, Results of Operations, and Exit and Other Related Liabilities in Item 1 – Note 10);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments);
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
•General market conditions, including the level of interest rates and equity valuations;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarter and first nine months of 2023 and 2022 are as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Client Metrics
Net new client assets (in billions) (1)	$48.2	$114.6	(58)%	$270.9	$278.5	(3)%
Core net new client assets (in billions)	$45.7	$114.6	(60)%	$229.6	$299.3	(23)%
Client assets (in billions, at quarter end)	$7,824.5	$6,644.2	18%
Average client assets (in billions)	$8,032.4	$7,125.9	13%	$7,705.4	$7,385.0	4%
New brokerage accounts (in thousands)	894	897	—	2,896	3,113	(7)%
Active brokerage accounts (in thousands, at quarter end)	34,540	33,875	2%
Assets receiving ongoing advisory services (in billions, at quarter end)	$3,981.0	$3,417.5	16%
Client cash as a percentage of client assets (at quarter end) (2)	10.8%	12.9%
Company Financial Information and Metrics
Total net revenues	$4,606	$5,500	(16)%	$14,378	$15,265	(6)%
Total expenses excluding interest	3,223	2,823	14%	9,194	8,475	8%
Income before taxes on income	1,383	2,677	(48)%	5,184	6,790	(24)%
Taxes on income	258	657	(61)%	1,162	1,575	(26)%
Net income	1,125	2,020	(44)%	4,022	5,215	(23)%
Preferred stock dividends and other	108	136	(21)%	299	401	(25)%
Net income available to common stockholders	$1,017	$1,884	(46)%	$3,723	$4,814	(23)%
Earnings per common share — diluted	$.56	$.99	(43)%	$2.03	$2.53	(20)%
Net revenue change from prior year	(16)%	20%		(6)%	11%
Pre-tax profit margin	30.0%	48.7%		36.1%	44.5%
Return on average common stockholders’ equity (annualized)	14%	25%		18%	18%
Expenses excluding interest as a percentage of average client assets (annualized)	0.16%	0.16%		0.16%	0.15%
Consolidated Tier 1 Leverage Ratio (at quarter end)	8.2%	6.8%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$2,703	$2,570		$8,177	$7,724
Adjusted diluted EPS	$.77	$1.10		$2.45	$2.83
Return on tangible common equity	58%	74%		66%	42%
(1) The third quarter and first nine months of 2023 include inflows of $3.3 billion and $30.1 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB. Also, the first nine months of 2023 include an inflow of $12.0 billion from a mutual fund clearing services client. The third quarter and first nine months of 2023 also include an outflow of $0.8 billion from an international relationship. The first nine months of 2022 include an outflow of $20.8 billion from a mutual fund clearing services client.
(2) Client cash as a percentage of client assets excludes brokered CDs issued by CSB.
(3) Beginning in the third quarter of 2023, adjustments made to GAAP financial measures also include restructuring costs. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

Against a challenging macroeconomic and geopolitical backdrop, Schwab continued to be a trusted partner for investors throughout the third quarter and first nine months of 2023. The Federal Reserve raised the Federal Funds rate again in July, representing the fourth time in 2023 for a total of 100 basis points. Investor sentiment was bearish in the first quarter, particularly following the onset of the banking industry turmoil in March, before turning positive in the second quarter and then declining again into a bearish sentiment in the third quarter. Equity markets declined during the third quarter, though remained positive on the year, with the S&P 500® down 4% in the third quarter and up 12% year-to-date.

Schwab gathered $45.7 billion in core net new assets in the third quarter, bringing our 2023 year-to-date total to $229.6 billion. Total client assets were $7.82 trillion as of September 30, 2023, up 11% from year-end 2022 primarily as a result of asset gathering and market gains, partially offset by some expected deal-related asset attrition from clients originating at TD Ameritrade. Trading volume continued to be lower in the third quarter and throughout the first nine months of 2023 when compared with the same periods in 2022. Clients’ daily average trades (DATs) were 5.2 million and 5.5 million in the third

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

quarter and first nine months of 2023, respectively, down 6% and 11% from the respective prior periods. Clients opened 894 thousand and 2.9 million new brokerage accounts in the third quarter and first nine months of 2023, respectively, bringing active brokerage accounts to 34.5 million, at quarter-end, up 2% year-over-year.

Schwab’s net income totaled $1.1 billion and $4.0 billion in the third quarter and first nine months of 2023, respectively, down 44% and 23% from the same periods in 2022. Diluted earnings per share (EPS) was $.56 and $2.03 in the third quarter and first nine months of 2023, respectively, down 43% and 20% from the comparable periods in the prior year. Adjusted diluted EPS (1) was $.77 and $2.45 in the third quarter and first nine months of 2023, respectively, down 30% and 13% from the comparable 2022 periods.

Total net revenues were $4.6 billion and $14.4 billion for the third quarter and first nine months of 2023, respectively, down 16% and 6% from the same periods in 2022. Net interest revenue was $2.2 billion and $7.3 billion in the third quarter and first nine months of 2023, respectively, down 24% and 5% from the same prior-year periods, reflecting the impact of client allocation decisions within a higher interest rate environment. Asset management and administration fees totaled $1.2 billion and $3.5 billion in the third quarter and first nine months of 2023, respectively, rising 17% and 11% from the same periods in 2022, due primarily to growth in money market funds and other proprietary fund products. Trading revenue was $768 million and $2.5 billion in the third quarter and first nine months of 2023, respectively, down 17% and 11% from the comparable 2022 periods primarily related to mix of client trading activity and overall lower trading volume. Bank deposit account fee revenue was $205 million and $531 million in the third quarter and first nine months of 2023, respectively, down 50% from both comparable periods in the prior year due to lower average BDA balances and lower net yields, as well as $97 million in one-time breakage fees related to ending our arrangements with certain third-party banks in the first quarter of 2023. BDA balances totaled $99.6 billion at September 30, 2023, down 21% from year-end 2022 due primarily to client cash allocation decisions.

Total expenses excluding interest were $3.2 billion and $9.2 billion in the third quarter and first nine months of 2023, respectively, increasing 14% and 8% from the same prior-year periods. These increases were due primarily to restructuring charges in the third quarter of 2023, as well as higher expenses for compensation and benefits and depreciation and amortization, due primarily to growth in headcount and investment in technology to support growth in our client base and TD Ameritrade integration, as well as higher regulatory fees and assessments due to higher Federal Deposit Insurance Corporation (FDIC) assessments. Adjusted total expenses (1) were $2.7 billion and $8.2 billion in the third quarter and first nine months of 2023, respectively, up 5% and 6% from the same periods in 2022. Acquisition and integration-related costs were $106 million and $334 million in the third quarter and first nine months of 2023, respectively, up 5% and 15% from the same periods in 2022 due to higher real estate exit costs incurred primarily in the second quarter of 2023. Amortization of acquired intangible assets was $135 million and $404 million in the third quarter and first nine months of 2023, respectively, down 11% and 12% from the same periods in 2022 as certain assets from the TD Ameritrade acquisition were fully amortized at the beginning of the fourth quarter of 2022. Beginning in the third quarter of 2023, adjusted total expenses (1) also excludes restructuring costs, which were $279 million in the third quarter and first nine months of 2023.

Return on average common stockholders’ equity was 14% and 18% for the third quarter and first nine months of 2023, respectively, down from 25% in the third quarter of 2022 and flat with 18% in the first nine months of 2022. Return on tangible common equity (1) (ROTCE) was 58% and 66% in the third quarter and first nine months of 2023, respectively, down from 74% and up from 42% during the same periods in 2022. These changes reflected lower stockholders’ equity and lower net income in 2023. Stockholders’ equity was lower in the first nine months of 2023 due to a year-over-year decrease in average AOCI driven by unrealized losses on our available for sale (AFS) investment securities portfolio and securities transferred from AFS to held to maturity (HTM) in 2022 (see Item 1 – Note 4).

The Company continued its diligent approach to balance sheet management in the first nine months of 2023 to maintain capital and liquidity levels to support our growing client base. Total balance sheet assets were $475.2 billion at September 30, 2023, a decrease of 14% from year-end 2022 and 7% during the third quarter. Amid higher market interest rates in the first nine months of 2023, clients allocated assets to higher yielding cash and fixed income alternatives, and to facilitate these client cash movements and help build available cash, the Company utilized additional temporary funding sources including Federal Home Loan Bank (FHLB) borrowings and issuances of brokered CDs.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Apart from an increase in August following the Federal Reserve’s July rate hike, the pace of client cash realignment decisions declined significantly during the second and third quarters of 2023. Net cash flows from our investment portfolio were used to reduce the balance of supplemental borrowings during the third quarter of 2023. Amounts outstanding under FHLB borrowings, other short-term borrowings, and brokered CDs decreased by a net total of $5.4 billion during the third quarter of 2023. In May and August 2023, the Company issued long-term debt of $2.5 billion and $2.4 billion, respectively, which provided incremental liquidity, and the May issuance was also used to help bolster our capital ratios at our banking subsidiaries. Driven by a combination of the Company’s net income and a smaller balance sheet in the first nine months of 2023, our consolidated Tier 1 Leverage Ratio increased to 8.2% as of September 30.

Integration of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation, now TD Ameritrade Holding LLC (TDA Holding), and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). The Company made significant progress in the integration during the first nine months of 2023, including the completion of three client transition groups. We completed our third conversion in September, as we transitioned $1.3 trillion in client assets, including more than 7,000 RIAs and 3.6 million retail brokerage accounts. The Company completed its fourth conversion of 2023 in November and we have now completed the transition of RIAs and nearly 90% of TD Ameritrade client accounts to the Schwab platform. In connection with these transitions, we have experienced some deal-related attrition of client assets from retail accounts and RIAs consistent with our expectations. The Company expects to complete the remaining client transitions from TD Ameritrade to Schwab in a final transition group in the first half of 2024. We continue to expect to incur total acquisition and integration-related costs and capital expenditures of between $2.4 billion and $2.5 billion.

The Company’s estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the duration and complexity of the remaining integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, changes in the scope and cost of technology, the timeline to wind-down the TD Ameritrade broker-dealers, and real estate-related exit cost variability. Many of these factors may continue to cause variability in our expected acquisition and integration-related costs through the remainder of the integration process.

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $106 million and $334 million for the third quarter and first nine months of 2023, respectively, and $101 million and $291 million for the third quarter and first nine months of 2022, respectively. Over the course of the integration, we expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through September 30, 2023, we have achieved approximately 75% of this amount on an annualized run-rate basis. The Company expects to realize the vast majority of the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Part II – Item 7 – Overview in our 2022 Form 10-K, Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 1 – Note 10 for additional information regarding our integration of TD Ameritrade.

Other

In addition to cost synergies directly related to the integration of TD Ameritrade, the Company has begun to take incremental actions to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. Through these actions, the Company expects to realize at least $500 million of incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company expects to incur total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $400 million to $500 million, inclusive of costs recognized through September 30, 2023. During the third quarter of 2023, the Company incurred $279 million in exit costs, primarily related to position eliminations. The Company anticipates the remaining costs related to position eliminations will be incurred in the fourth quarter of 2023, and costs related to real estate will be incurred in the fourth quarter of 2023 and during 2024. Refer to Results of Operations – Total Expenses Excluding Interest and Item 1 – Note 10 for additional information.

Current Regulatory and Other Developments

In October 2023, following previous attempts to expand fiduciary regulation for broker-dealers, the U.S. Department of Labor released a proposed rule to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Act of 1974. Among other requirements, the proposed rule would subject broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard. The Company is currently evaluating the impact of the proposed rule.

In October 2023, the Board of Governors of the Federal Reserve System, in collaboration with the Office of the Comptroller of the Currency and the FDIC, issued a final rule that makes extensive revisions to the regulations implementing the Community Reinvestment Act (CRA). These revisions include the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities and data collection and reporting, and requires significant new lending by banks to low-and-moderate income communities. The new rule generally becomes effective on January 1, 2026, with its additional data collection and reporting requirements effective January 1, 2027. The Company is evaluating the impact of the new rule, but does not expect it to have a material impact on the Company’s business, financial condition, or results of operations.

In August 2023, the Board of Governors of the Federal Reserve System, in collaboration with the Office of the Comptroller of the Currency and the FDIC, issued a proposed rulemaking on long-term debt requirements for certain large banking organizations. Among other things, the proposed rule would require CSC to maintain outstanding minimum levels of eligible long-term debt, as defined by the proposed rule, issued externally. The proposed rule would also require our banking subsidiaries to maintain outstanding minimum levels of eligible long-term debt, which our banking subsidiaries would be required to issue internally to CSC. The proposed rule would be phased-in over a three-year transition period. The comment period for the proposed rule ends on November 30, 2023 and the rule proposal is subject to further modification. The Company is currently evaluating the impact of the proposed rule, which would interact with the final provisions of the currently proposed amendments to the regulatory capital rules discussed below.

In July 2023, the Board of Governors of the Federal Reserve System, in collaboration with the Office of the Comptroller of the Currency and the FDIC, issued a notice of proposed rulemaking for amendments to the regulatory capital rules. Among other things, the proposed rules would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk, phased in over a three-year transition period beginning July 1, 2025 and ending July 1, 2028. The comment period for the proposed rules was extended and will end on January 16, 2024.

In May 2023, the FDIC issued a notice of proposed rulemaking that would impose a special assessment to recover losses incurred by the Deposit Insurance Fund to protect uninsured depositors due to the March 2023 closures of two banks. Based on the proposed rule, the Company estimates its total special assessment would be approximately $160 million, which would be paid over eight quarters beginning in the first quarter of 2024. Any special assessment will be recognized fully in earnings upon enactment of a final rule.

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

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2023		2022
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	20%	$4,028	88%	$3,357	61%
Interest expense	N/M	(1,791)	(39)%	(431)	(8)%
Net interest revenue	(24)%	2,237	49%	2,926	53%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	28%	666	14%	520	9%
Advice solutions	5%	476	10%	452	8%
Other	9%	82	2%	75	2%
Asset management and administration fees	17%	1,224	26%	1,047	19%
Trading revenue
Commissions	(9)%	394	9%	435	8%
Order flow revenue	(25)%	325	7%	432	8%
Principal transactions	(22)%	49	1%	63	1%
Trading revenue	(17)%	768	17%	930	17%
Bank deposit account fees	(50)%	205	4%	413	8%
Other	(7)%	172	4%	184	3%
Total net revenues	(16)%	$4,606	100%	$5,500	100%
N/M Not meaningful. Percent changes greater than 200% are presented as not meaningful.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

		2023		2022
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	45%	$12,148	85%	$8,386	55%
Interest expense	N/M	(4,851)	(34)%	(733)	(5)%
Net interest revenue	(5)%	7,297	51%	7,653	50%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	23%	1,881	13%	1,524	10%
Advice solutions	(1)%	1,393	10%	1,409	9%
Other	3%	241	1%	234	2%
Asset management and administration fees	11%	3,515	24%	3,167	21%
Trading revenue
Commissions	(11)%	1,210	8%	1,362	9%
Order flow revenue	(17)%	1,104	8%	1,332	9%
Principal transactions	77%	149	1%	84	—
Trading revenue	(11)%	2,463	17%	2,778	18%
Bank deposit account fees	(50)%	531	4%	1,059	7%
Other	(6)%	572	4%	608	4%
Total net revenues	(6)%	$14,378	100%	$15,265	100%
N/M Not meaningful. Percent changes greater than 200% are presented as not meaningful.

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on cash and cash equivalents, floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, FHLB borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. See also Risk Management – Interest Rate Risk Simulations.

Interest rates increased significantly beginning late in the first quarter of 2022 through the third quarter of 2023. Short-term rates were near zero until the Federal Reserve began its aggressive tightening cycle in March 2022 in response to rising inflation, ultimately increasing the federal funds target overnight rate eleven times between March 2022 and September 2023 for a total increase of 525 basis points. Long-term rates increased throughout 2022 and the first nine months of 2023, generally at a slower pace, thus leading to an inverted yield curve, though long-term rates increased significantly in the third quarter of 2023.

Schwab’s average interest-earning assets in the third quarter and first nine months of 2023 were lower compared with the same periods of 2022 due primarily to client cash allocation movement to higher yielding investment solutions beginning in the second quarter of 2022 through the third quarter of 2023, which resulted primarily from the rapid increases to the federal funds overnight rate. These changes in client cash allocations reduced average balances of bank deposits and payables to brokerage clients. To support this client cash allocation activity, the Company has been utilizing temporary supplemental funding beginning in the fourth quarter of 2022 and during the first nine months of 2023, including drawing upon FHLB secured lending facilities and issuing brokered CDs. The average daily pace of client cash allocation out of sweep products into higher yielding investment solutions decreased significantly beginning in the second quarter of 2023 and, apart from an increase in August following the Federal Reserve’s July rate increase, continued to decline during the third quarter of 2023 to its slowest pace since the beginning of the current interest rate tightening cycle.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2023			2022
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$34,391	$459	5.22%	$53,127	$294	2.16%
Cash and investments segregated	21,987	285	5.08%	49,554	214	1.69%
Receivables from brokerage clients	63,760	1,282	7.87%	72,751	912	4.91%
Available for sale securities (1)	129,545	724	2.22%	273,968	1,161	1.69%
Held to maturity securities (1)	163,904	706	1.72%	97,568	345	1.41%
Bank loans	40,177	426	4.23%	39,984	300	2.99%
Total interest-earning assets	453,764	3,882	3.37%	586,952	3,226	2.17%
Securities lending revenue		105			124
Other interest revenue		41			7
Total interest-earning assets	$453,764	$4,028	3.50%	$586,952	$3,357	2.26%
Funding sources
Bank deposits	$290,853	$911	1.24%	$420,132	$241	0.23%
Payables to brokerage clients	63,731	66	0.41%	96,802	41	0.17%
Other short-term borrowings (2)	7,315	97	5.26%	708	4	1.95%
Federal Home Loan Bank borrowings (2,3)	36,287	477	5.18%	—	—	—
Long-term debt	23,492	193	3.30%	21,024	131	2.49%
Total interest-bearing liabilities	421,678	1,744	1.64%	538,666	417	0.31%
Non-interest-bearing funding sources	32,086			48,286
Securities lending expense		46			13
Other interest expense		1			1
Total funding sources	$453,764	$1,791	1.56%	$586,952	$431	0.29%
Net interest revenue		$2,237	1.94%		$2,926	1.97%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) Beginning in the first quarter of 2023, FHLB borrowings are presented separately from other short-term borrowings. Prior period amounts have been reclassified to reflect this change.
(3) Average balance and interest expense were less than $500 thousand in the prior period.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2023			2022
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$38,700	$1,419	4.83%	$63,598	$461	0.95%
Cash and investments segregated	29,752	1,041	4.61%	50,891	308	0.80%
Receivables from brokerage clients	61,682	3,533	7.55%	78,630	2,244	3.76%
Available for sale securities (1)	143,360	2,340	2.17%	281,897	3,196	1.51%
Held to maturity securities (1)	167,405	2,172	1.73%	100,890	1,062	1.40%
Bank loans	40,183	1,227	4.08%	38,238	717	2.50%
Total interest-earning assets	481,082	11,732	3.23%	614,144	7,988	1.73%
Securities lending revenue		341			383
Other interest revenue		75			15
Total interest-earning assets	$481,082	$12,148	3.35%	$614,144	$8,386	1.81%
Funding sources
Bank deposits	$315,309	$2,392	1.01%	$440,801	$285	0.09%
Payables to brokerage clients	68,548	205	0.40%	101,472	47	0.06%
Other short-term borrowings (2)	7,286	280	5.13%	2,656	12	0.60%
Federal Home Loan Bank borrowings (2,3)	35,896	1,387	5.11%	—	—	—
Long-term debt	21,685	489	3.01%	20,673	363	2.34%
Total interest-bearing liabilities	448,724	4,753	1.41%	565,602	707	0.17%
Non-interest-bearing funding sources	32,358			48,542
Securities lending expense		96			28
Other interest expense		2			(2)
Total funding sources	$481,082	$4,851	1.35%	$614,144	$733	0.16%
Net interest revenue		$7,297	2.00%		$7,653	1.65%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) Beginning in the first quarter of 2023, FHLB borrowings are presented separately from other short-term borrowings. Prior period amounts have been reclassified to reflect this change.
(3) Average balance and interest expense were less than $500 thousand in the prior period.

Net interest revenue decreased $689 million, or 24%, and $356 million, or 5%, in the third quarter of 2023 and first nine months of 2023, respectively, compared to the same periods in 2022. These decreases were primarily due to utilization of higher cost supplemental funding sources to support client cash allocations in the rising rate environment, and lower average interest-earning assets, which more than offset the benefits of higher average yields on interest-earning assets. Net premium amortization of investment securities decreased to $222 million and $614 million in the third quarter and first nine months of 2023, respectively, from $295 million and $1.2 billion in the third quarter and first nine months of 2022, respectively, as a result of increases in market interest rates and a smaller investment securities portfolio.

Average interest-earning assets for the third quarter and first nine months of 2023 were lower by 23% and 22%, respectively, compared to the same periods in 2022. These decreases were primarily due to lower bank deposits and payables to brokerage clients as a result of changes in client cash allocations due to higher market interest rates.

Net interest margin decreased slightly to 1.94% during the third quarter of 2023 from 1.97% compared to the same period in 2022, as increased utilization of higher cost funding sources to facilitate client cash allocation decisions offset the benefits of higher average yields on interest-earning assets. Net interest margin during the first nine months of 2023 increased to 2.00% from 1.65% in the same period in 2022 as higher market interest rates improved yields on interest-earning assets, which more than offset the higher rates paid across interest-bearing funding sources.

The Company’s higher average balances in the third quarter and first nine months of 2023 relative to the same periods in 2022 of FHLB borrowings, other short-term borrowings, and brokered CDs resulted in higher funding costs. The Company continues to prioritize repayment of the outstanding balances of its supplemental funding sources, and during the third quarter of 2023, the outstanding balance decreased by $5.4 billion. The Company’s use of these supplemental funding sources is dependent on several factors, including the volume and pace of clients’ cash allocation activity, which is driven primarily by changes in market interest rates, as well as asset gathering. While client cash realignment activity has slowed significantly since the second

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

quarter of 2023, continued uncertainty remains regarding the path of market interest rates and client behavior. The Company currently expects its outstanding balances of supplemental funding sources to decrease between now and the end of 2024, with some amount remaining outstanding into 2025. See also Risk Management – Liquidity Risk, Item 1 – Note 7 Bank Deposits, and Item 1 – Note 8 Borrowings for additional information on these and other funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2023			2022
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$414,074	$270	0.26%	$184,834	$132	0.28%
Fee waivers		—			—
Schwab money market funds	414,074	270	0.26%	184,834	132	0.28%
Schwab equity and bond funds, ETFs, and CTFs	485,326	99	0.08%	422,711	89	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds (1)	255,039	170	0.26%	183,019	139	0.30%
Other third-party mutual funds and ETFs (1)	632,902	127	0.08%	747,676	160	0.08%
Total mutual funds, ETFs, and CTFs (2)	$1,787,341	666	0.15%	$1,538,240	520	0.13%
Advice solutions (2)
Fee-based	$468,305	476	0.40%	$431,276	452	0.42%
Non-fee-based	97,957	—	—	85,567	—	—
Total advice solutions	$566,262	476	0.33%	$516,843	452	0.35%
Other balance-based fees (3)	610,450	64	0.04%	537,809	58	0.04%
Other (4)		18			17
Total asset management and administration fees		$1,224			$1,047

	2023			2022
Nine Months Ended September 30,	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$368,788	$735	0.27%	$158,525	$340	0.29%
Fee waivers		—			(57)
Schwab money market funds	368,788	735	0.27%	158,525	283	0.24%
Schwab equity and bond funds, ETFs, and CTFs	466,995	284	0.08%	436,928	278	0.09%
Mutual Fund OneSource® and other NTF funds (1)	235,561	469	0.27%	196,032	453	0.31%
Other third-party mutual funds and ETFs (1)	663,577	393	0.08%	805,204	510	0.08%
Total mutual funds, ETFs, and CTFs (2)	$1,734,921	1,881	0.14%	$1,596,689	1,524	0.13%
Advice solutions (2)
Fee-based	$455,730	1,393	0.41%	$446,979	1,409	0.42%
Non-fee-based	95,951	—	—	87,528	—	—
Total advice solutions	$551,681	1,393	0.34%	$534,507	1,409	0.35%
Other balance-based fees (3)	588,922	189	0.04%	573,733	186	0.04%
Other (4)		52			48
Total asset management and administration fees		$3,515			$3,167
(1) The third quarter and first nine months of 2023 and the first nine months of 2022 include transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
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

Asset management and administration fees increased by $177 million, or 17%, and $348 million, or 11%, in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. These increases were primarily a result of higher balances in Schwab money market funds and, for the first nine months of 2023, the elimination of fee waivers on those funds as well as higher average client asset balances due to stronger equity markets. Money market fund balances increased in 2023 as clients shifted their cash allocations to higher yielding investment solutions, and money market fund fee waivers were

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

eliminated during 2022, both due primarily to the Federal Reserve’s increases to the federal funds target overnight rate. The increases in asset management and administration fees in the third quarter and first nine months of 2023 were also due to growth in Schwab equity and bond funds, ETFs, and CTFs, partially offset by lower balances of certain third-party mutual funds and ETFs.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 44% and 42% of the asset management and administration fees earned in the third quarter and first nine months of 2023, respectively, compared with 34% and 32% in the third quarter and first nine months of 2022, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2023	2022	2023	2022	2023	2022
Balance at beginning of period	$392,887	$159,231	$465,847	$387,211	$254,636	$196,578
Net inflows (outflows)	38,265	51,111	3,010	10,805	(7,060)	(9,600)
Net market gains (losses) and other (1)	5,174	737	(14,763)	(24,272)	40,416	(5,480)
Balance at end of period	$436,326	$211,079	$454,094	$373,744	$287,992	$181,498

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022
Balance at beginning of period	$278,926	$146,509	$412,942	$454,864	$235,738	$234,940
Net inflows (outflows)	144,108	63,703	15,669	25,950	(18,339)	(28,363)
Net market gains (losses) and other (1)	13,292	867	25,483	(107,070)	70,593	(25,079)
Balance at end of period	$436,326	$211,079	$454,094	$373,744	$287,992	$181,498
(1) Includes $39.8 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds for the three and nine months ended September 30, 2023. Includes $14.2 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds for the nine months ended September 30, 2022.
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

The following tables present trading revenue, trade details, and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Commissions	$394	$435	(9)%	$1,210	$1,362	(11)%
Order flow revenue
Options	219	292	(25)%	751	895	(16)%
Equities	106	140	(24)%	353	437	(19)%
Total order flow revenue	325	432	(25)%	1,104	1,332	(17)%
Principal transactions	49	63	(22)%	149	84	77%
Total trading revenue	$768	$930	(17)%	$2,463	$2,778	(11)%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
DATs (in thousands)	5,218	5,523	(6)%	5,461	6,103	(11)%
Product as a percentage of DATs
Equities	49%	50%		49%	51%
Derivatives	24%	24%		23%	23%
ETFs	19%	20%		20%	20%
Mutual funds	6%	5%		6%	5%
Fixed income	2%	1%		2%	1%

Number of trading days	62.5	64.0	(2)%	186.5	188.0	(1)%
Revenue per trade (1)	$2.35	$2.63	(11)%	$2.42	$2.42	—
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $162 million and $315 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. This change is primarily due to lower options order flow revenue from changes in the mix of client trading activity and narrower quoted spreads in the options market, and lower equity order flow revenue reflecting a shift toward more low-price securities and lower equity trading activity overall. Additionally, commissions decreased as a result of lower client trading activity and fewer trading days. Partially offsetting the decrease during the first nine months of 2023 compared to the same period in 2022, principal transactions revenue increased as a result of higher volume in fixed income trading and higher market interest rates.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue from TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions). These fees are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate obligation amounts.

On May 4, 2023, the Company executed the Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement) with the TD Depository Institutions that replaced and superseded the previous agreement dated November 24, 2019, as amended (the 2019 IDA agreement). In accordance with the 2023 IDA agreement, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions, consistent with the 2019 IDA agreement. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions remains at 15 basis points, as it was in the 2019 IDA agreement. See Item 1 – Note 9 for additional discussion of the 2023 IDA agreement.

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning fixed- and floating-rate yields:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Bank deposit account fees	$205	$413	(50)%	$531	$1,059	(50)%
Average BDA balances	$101,666	$148,142	(31)%	$107,003	$152,698	(30)%
Average net yield	0.79%	1.09%		0.66%	0.92%
Percentage of average BDA balances designated as:
Fixed-rate balances	91%	79%		93%	78%
Floating-rate balances	9%	21%		7%	22%

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Bank deposit account fees decreased $208 million, or 50%, and $528 million, or 50%, in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to lower average BDA balances, an increase in the amount paid to clients due to higher interest rates, and breakage fees of $97 million incurred during the first quarter of 2023 as a result of ending the other third-party bank arrangements. These factors also contributed to the decrease in average net yield in the third quarter and first nine months of 2023 compared to the same periods in 2022. The decreases in average BDA balances in the third quarter and first nine months of 2023 compared to the same periods in 2022 were primarily due to client cash allocation decisions in response to rising short-term market interest rates throughout 2022 and through the third quarter of 2023. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of September 30, 2023 were 89% and 11%, respectively.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue decreased $12 million and $36 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, due to the impact of changes to exchange processing fees and net losses on sales of AFS securities, partially offset by lower provision for credit losses on bank loans and certain service fees. Exchange processing fees decreased in the third quarter and first nine months of 2023 compared to the same periods in 2022, primarily due to a decrease in the SEC fee rate and lower year-to-date options volume. The provision for credit losses on bank loans was lower in the third quarter and first nine months of 2023 compared to the same periods in 2022, as loan loss factors decreased in the third quarter of 2023 while the total balance of first lien residential real estate mortgage loans (First Mortgages) increased slightly compared to year-end 2022. The Company’s provision for credit losses on bank loans in the third quarter and first nine months of 2022 reflected increased loan loss factors driven primarily by higher forecasted interest rates earlier in the Federal Reserve’s monetary tightening, as well as growth in the loan portfolio. In addition, other revenue in the first nine months of 2022 included a gain of $46 million on the sale of Schwab Compliance Technologies, Inc. and certain investments.

Total Expenses Excluding Interest

The following table shows a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Compensation and benefits
Salaries and wages	$1,229	$901	36%	$3,162	$2,630	20%
Incentive compensation	300	348	(14)%	951	1,098	(13)%
Employee benefits and other	241	227	6%	793	720	10%
Total compensation and benefits	$1,770	$1,476	20%	$4,906	$4,448	10%
Professional services	275	264	4%	805	766	5%
Occupancy and equipment	305	292	4%	923	855	8%
Advertising and market development	102	89	15%	293	296	(1)%
Communications	151	131	15%	485	444	9%
Depreciation and amortization	198	167	19%	566	476	19%
Amortization of acquired intangible assets	135	152	(11)%	404	460	(12)%
Regulatory fees and assessments	114	65	75%	277	200	39%
Other	173	187	(7)%	535	530	1%
Total expenses excluding interest	$3,223	$2,823	14%	$9,194	$8,475	8%
Expenses as a percentage of total net revenues
Compensation and benefits	38%	27%		34%	29%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	35.9	35.2	2%
Average	36.1	35.2	3%	36.0	34.5	4%

Expenses excluding interest increased by $400 million, or 14%, and $719 million, or 8%, in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Adjusted total expenses, which excludes acquisition and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

integration-related costs, amortization of acquired intangible assets, and, beginning in the third quarter of 2023, restructuring costs, increased 5% and 6% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. The Company began incurring restructuring costs in the third quarter of 2023 in connection with actions to streamline its operations to prepare for post-integration of TD Ameritrade (see below and Overview – Other for additional information).

Total compensation and benefits expense increased in the third quarter and first nine months of 2023 compared to the same periods in 2022, primarily due to restructuring costs recognized during the third quarter of 2023 related to position eliminations, higher employee headcount to support our expanding client base and TDA client account transitions, and annual merit increases. These increases were partially offset by lower incentive compensation. Compensation and benefits included acquisition and integration-related costs of $52 million and $57 million in the third quarter of 2023 and 2022, respectively, and $158 million and $166 million in the first nine months of 2023 and 2022, respectively. Compensation and benefits also included restructuring costs of $276 million in the third quarter and first nine months of 2023.

Professional services expense increased in the third quarter and first nine months of 2023 compared to the same periods in 2022, primarily due to increased utilization of professional services to support overall growth of the business, as well as the TDA integration and client account transitions. Professional services included acquisition and integration-related costs of $37 million and $36 million in the third quarter of 2023 and 2022, respectively, and $111 million and $102 million in the first nine months of 2023 and 2022, respectively.

Occupancy and equipment expense increased in the third quarter and first nine months of 2023 compared to the same periods in 2022, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Occupancy and equipment included acquisition and integration-related costs of $7 million and $6 million in the third quarter of 2023 and 2022, respectively, and $21 million and $14 million in the first nine months of 2023 and 2022, respectively.

Advertising and market development expense increased in the third quarter of 2023, compared to the same period in 2022, primarily due to higher traditional and digital advertising spending. Advertising and market development expense decreased slightly in the first nine months of 2023, compared to the same period in 2022, primarily due to lower client promotional spending for TD Ameritrade.

Communications expense increased in the third quarter and first nine months of 2023, compared to the same periods in 2022, primarily a result of client communications related to TDA account transitions completed during the first nine months of 2023.

Depreciation and amortization expense increased in the third quarter and first nine months of 2023 compared to the same periods in 2022, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and the first nine months of 2023 to support the TDA integration and enhance our technological infrastructure to support growth of the business.

Amortization of acquired intangible assets decreased in the third quarter and first nine months of 2023 compared to the same periods in 2022, as certain assets from the TDA acquisition were fully amortized by the beginning of the fourth quarter of 2022.

Regulatory fees and assessments increased in the third quarter and first nine months of 2023 compared to the same periods in 2022, primarily as a result of higher FDIC deposit insurance assessments, reflecting greater use of brokered CDs and a 2-basis-point increase to the FDIC deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023, partially offset by lower assessment bases.

Other expense decreased in the third quarter of 2023 and increased slightly in the first nine months of 2023, compared to the same periods in 2022. The decrease in the third quarter was primarily due to lower exchange processing fees, partially offset by impairment of leased assets related to facility closures. Exchange processing fees decreased in the third quarter of 2023 compared to the third quarter of 2022 as a result of a decrease in SEC fee rates. The increase in other expense in the first nine months of 2023 was primarily a result of impairment of leased assets related to facility closures. Other expense included acquisition and integration-related costs of $4 million and $26 million in the third quarter and first nine months of 2023, respectively.

Capital expenditures were $250 million and $193 million in the third quarter of 2023 and 2022, respectively, and $605 million and $741 million for the first nine months of 2023 and 2022, respectively. Capital expenditures increased for the third quarter of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2023, primarily due to higher purchased software to enhance our technological infrastructure to support our expanding client base, partially offset by lower integration-related equipment purchases compared to 2022. Capital expenditures in the first nine months of 2023 decreased when compared to heightened integration-related spend in 2022 in preparation for TDA client account transitions, partially offset by higher purchased software. We continue to anticipate capital expenditures for full-year 2023 will be approximately 3-4% of total net revenues.

Taxes on Income

Taxes on income were $258 million and $657 million for the third quarter of 2023 and 2022, respectively, resulting in effective tax rates of 18.7% and 24.5%, respectively. Taxes on income were $1.2 billion and $1.6 billion for the first nine months of 2023 and 2022, respectively, resulting in effective tax rates of 22.4% and 23.2%, respectively. The decrease in the effective tax rates in the third quarter and first nine months of 2023 compared to the same periods in 2022 was primarily related to the recognition of certain tax credits, partially offset by an increase in 2023 state tax expense.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022
Net Revenues
Net interest revenue	(20)%	$1,710	$2,143	(33)%	$527	$783	(24)%	$2,237	$2,926
Asset management and administration fees	16%	877	755	19%	347	292	17%	1,224	1,047
Trading revenue	(16)%	672	800	(26)%	96	130	(17)%	768	930
Bank deposit account fees	(40)%	157	263	(68)%	48	150	(50)%	205	413
Other	(5)%	144	151	(15)%	28	33	(7)%	172	184
Total net revenues	(13)%	3,560	4,112	(25)%	1,046	1,388	(16)%	4,606	5,500
Expenses Excluding Interest	11%	2,356	2,117	23%	867	706	14%	3,223	2,823
Income before taxes on income	(40)%	$1,204	$1,995	(74)%	$179	$682	(48)%	$1,383	$2,677

Net New Client Assets (in billions) (1)	(48)%	$28.6	$55.1	(67)%	$19.6	$59.5	(58)%	$48.2	$114.6

	Investor Services			Advisor Services			Total
Nine Months Ended September 30,	Percent Change	2023	2022	Percent Change	2023	2022	Percent Change	2023	2022
Net Revenues
Net interest revenue	(2)%	$5,448	$5,551	(12)%	$1,849	$2,102	(5)%	$7,297	$7,653
Asset management and administration fees	10%	2,523	2,299	14%	992	868	11%	3,515	3,167
Trading revenue	(11)%	2,148	2,407	(15)%	315	371	(11)%	2,463	2,778
Bank deposit account fees	(43)%	396	690	(63)%	135	369	(50)%	531	1,059
Other	(3)%	451	465	(15)%	121	143	(6)%	572	608
Total net revenues	(4)%	10,966	11,412	(11)%	3,412	3,853	(6)%	14,378	15,265
Expenses Excluding Interest	7%	6,780	6,359	14%	2,414	2,116	8%	9,194	8,475
Income before taxes on income	(17)%	$4,186	$5,053	(43)%	$998	$1,737	(24)%	$5,184	$6,790

Net New Client Assets (in billions) (1)	22%	$144.0	$118.5	(21)%	$126.9	$160.0	(3)%	$270.9	$278.5
(1) In the third quarter and first nine months of 2023, Investor Services includes net inflows of $3.3 billion and $30.1 billion, respectively, from off-platform brokered CDs issued by CSB. Also, in the first nine months of 2023, Investor Services includes an inflow of $12.0 billion from a mutual fund clearing services client. In the first nine months of 2022, Investor Services includes an outflow of $20.8 billion from a mutual fund clearing services client. In the third quarter and first nine months of 2023, Advisor Services includes an outflow of $0.8 billion from an international relationship.

Segment Net Revenues

Investor Services total net revenues decreased by 13% and 4% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, while Advisor Services total net revenues decreased by 25% and 11% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Net interest revenue decreased for both segments in the third quarter and first nine months of 2023 due to higher cost funding sources and lower average interest-

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

earning asset balances, as described above. Both segments saw a decrease in bank deposit account fees in the third quarter and first nine months of 2023 due to lower average BDA balances and higher yields paid to clients, as well as, for the first nine months of 2023, breakage fees incurred as a result of ending certain third-party bank arrangements. Trading revenue decreased in the third quarter and first nine months of 2023 for both segments primarily as a result of changes in client trading mix and lower client trading activity as described above. Other revenue decreased in the third quarter and first nine months of 2023 for both segments primarily due to lower exchange processing fees, net losses on sales of AFS securities, and for the first nine months of 2023, gains on the sale of certain investments in 2022, partially offset by lower provision for credit losses on bank loans. These decreases were partially offset by higher asset management and administration fees in both segments in the third quarter and first nine months of 2023, primarily as a result of higher money market fund balances and, for the nine-month period, the elimination of money market fund fee waivers during 2022 and growth in Schwab equity and bond funds, ETFs, and CTFs, partially offset by lower balances of certain third-party funds.

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest increased by 11% and 7% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022, while Advisor Services total expenses excluding interest increased by 23% and 14% in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. Both segments saw higher compensation and benefits expenses due to restructuring costs recognized in the third quarter of 2023, increases in headcount to support our expanding client base and TDA client account transitions, and annual merit increases, partially offset by lower incentive compensation. Regulatory fees and assessments increased in both segments in the third quarter and first nine months of 2023 compared to the same periods in 2022, primarily due to higher FDIC deposit insurance assessments described above. Depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and the first nine months of 2023 to enhance our technological infrastructure to support growth of the business. Occupancy and equipment expenses increased in both segments, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Both segments saw higher communications expenses due to client communications related to TDA account transitions. In Investor Services, these increases were partially offset by lower amortization of acquired intangible assets as certain assets from the TDA acquisition became fully amortized in 2022.

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

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. In 2023, the Company began to utilize interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 1 – Note 11.

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities, and include derivative instruments. Key assumptions include the projection of interest rate scenarios with rate floors,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans. We use independent third-party models to simulate net interest revenue sensitivity and related analyses. Fixed income analytical vendors provide term structure models, prepayment speed models for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments.

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

The following table shows simulated changes to net interest revenue over the next 12 months beginning September 30, 2023 and December 31, 2022 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2023	December 31, 2022
Increase of 200 basis points	9.6%	7.3%
Increase of 100 basis points	5.2%	3.6%
Increase of 50 basis points	2.8%	1.7%
Decrease of 50 basis points	(1.3)%	(1.5)%
Decrease of 100 basis points	(3.0)%	(3.2)%
Decrease of 200 basis points	(6.8)%	(6.7)%

The Company’s simulated incremental increases in market interest rates had a larger impact on net interest revenue as of September 30, 2023 compared to December 31, 2022 primarily due to higher margin loan and cash balances, which was partially offset by an increased allocation to FHLB borrowings and other short-term borrowings across the Company’s banking subsidiaries. Simulated incremental decreases in market interest rates had a larger impact on net interest revenue as of September 30, 2023 compared to December 31, 2022 primarily due to higher margin loan and cash balances, while increased allocation to shorter-term liabilities contributed to lower interest expense in a lower rate environment.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Effective Duration

Effective duration measures price sensitivity relative to a change in prevailing interest rates, taking account of amortizing cash flows and prepayment optionality for mortgage-related securities and loans. Duration is measured in years and commonly interpreted as the average timing of principal and interest cash flows. We seek to manage the Company’s asset duration in relation to management’s estimate of the Company’s liability duration. The Company’s liability duration is impacted by the composition of funding sources, and typically decreases in periods of rising market interest rates and increases in periods of declining market interest rates. The Company’s estimated effective duration of consolidated total assets was approximately 2.5 years at both September 30, 2023 (inclusive of the impact of derivative instruments), and September 30, 2022. The estimated effective duration of our AFS investment securities portfolio was approximately 2.5 years (2.2 years inclusive of the impact of derivative instruments) and 3.3 years as of September 30, 2023 and 2022, respectively. This change in the estimated effective duration of our AFS portfolio was due primarily to the 2022 transfer of securities from the AFS category to the HTM category (see also Item 1 – Note 4). The estimated effective duration for the Company’s total AFS and HTM investment securities portfolio was approximately 4.0 years (3.9 years inclusive of the impact of derivative instruments on AFS securities) and 3.9 years as of September 30, 2023 and 2022, respectively. AFS and HTM securities comprised approximately 57% of the Company’s consolidated total assets as of both September 30, 2023 and 2022. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both September 30, 2023 and 2022.

Economic Value of Equity Simulation

Management also uses EVE simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities, and includes the impact of derivative instruments. While EVE does not have a direct accounting relationship, the measure aims to capture a theoretical value of assets and liabilities under a variety of interest rate environments. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical behaviors. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, behavior of non-maturity client cash held on the balance sheet, and pricing assumptions. We use both proprietary and independent third-party models to simulate EVE sensitivity and related analyses. We develop and maintain client credits and deposits run-off models internally based on historical experience and prevailing client cash realignment behaviors. We rely on third-party models for term structure modeling, prepayment speed modeling for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments.

As interest rates rose through the first nine months of 2023, EVE sensitivity generally trended higher due to a shortening of liability duration. While the Company’s asset duration remained largely stable during the period of rising interest rates, liability duration shortened significantly and is now shorter than asset duration.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of September 30, 2023 and December 31, 2022, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

Phase-out of LIBOR

Effective June 30, 2023, publication of the London Interbank Offered Rate (LIBOR) ceased. While we completed all LIBOR transition work that could be done prior to June 30, 2023, we continue to monitor and manage the LIBOR substitution for certain investment securities that we hold and the portfolio of legacy loans that we have for which scheduled interest rate resets or related interest rate transitions will occur in future periods. We also continue to monitor our financial models and systems that previously referenced LIBOR.

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

Our clients’ bank deposits and brokerage cash balances primarily originate from our 34.5 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of September 30, 2023. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes external debt facilities available at September 30, 2023:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$31,800	$55,593	(1)	October 2023 - September 2024	5.17%
Federal Reserve discount window	Banking subsidiaries	—	7,225	(1)	N/A	—
Federal Reserve Bank Term Funding Program	Banking subsidiaries	—	40,157	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	6,515	—	(2)	October 2023 - July 2024	5.34%
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,767		N/A	—
Unsecured commercial paper	CSC	85	4,915		December 2023	5.65%
Secured uncommitted lines of credit with various external banks	CS&Co	950	—	(3)	November 2023 - January 2024	5.67%
Secured uncommitted lines of credit with various external banks	TDAC	—	—	(4)	N/A	—
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of September 30, 2023. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Note 8 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See Note 12 for additional information.
(3) In the second and third quarter of 2023, CS&Co entered into three secured, uncommitted line of credit agreements with external banks. Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
(4) Secured borrowing capacity is made available based on TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of September 30, 2023, the Company had additional investment securities with a par value of approximately $146 billion or a fair value of approximately $131 billion available to be pledged to obtain additional capacity. These securities could be used to provide additional borrowing capacity of up to $146 billion, dependent on the facility utilized. Additional details regarding availability and use of these facilities is described below.

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

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the standing repo facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during the first nine months of 2023 and there were no amounts outstanding at September 30, 2023. Beginning in the second quarter of 2023, CSC maintains a standing bilateral repurchase agreement with an external bank. Other than de minimis tests, this facility was not used during the second or third quarter of 2023 and there were no amounts outstanding under this facility at September 30, 2023.

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program, offering loans through March 11, 2024 of up to one year in length to eligible financial institutions with U.S. Treasury securities, agency debt, mortgage-backed securities, and other qualifying assets pledged as collateral. Borrowing capacity available under this program is dependent upon the par value of the investment securities that are pledged as collateral. The Company is eligible to obtain advances under this program. This facility was not used during the first nine months of 2023.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at September 30, 2023. During the second quarter of 2023, Standard & Poor’s downgraded its rating of CSC’s Commercial Paper Notes from A1 to A2, and Moody’s changed its outlook from positive to stable.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co maintains uncommitted, unsecured bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured, uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral.

In the fourth quarter of 2022 and first nine months of 2023, CSB issued brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of September 30, 2023:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$45,418	November 2023 - April 2025	5.06%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher yielding alternatives. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. The average daily pace of client cash allocations out of our sweep products into higher yielding investment solutions decreased significantly beginning in the second quarter of 2023, and, apart from an increase in August following the Federal Reserve’s July rate increase, continued to decline during the third quarter of 2023 to its slowest pace since the beginning of the current interest rate tightening cycle.

In the third quarter of 2023, the Company’s FHLB borrowings and other short-term borrowings decreased by $9.5 billion as a result of repayments during the period. Bank deposits decreased during the third quarter of 2023 by $20.0 billion, resulting from a decrease of $23.1 billion in deposits swept from brokerage accounts due to client cash allocations, partially offset by a net increase in brokered CDs of $4.1 billion.

During the first nine months of 2023, the Company’s cash and cash equivalents, excluding amounts restricted, decreased by $6.9 billion to $33.3 billion as of September 30, 2023. This decrease was driven by net cash used for financing activities, partially offset by net cash provided by investing activities. Bank deposits decreased by a total of $82.3 billion during the first nine months of 2023; this was driven by a decrease of $116.2 billion in deposits swept from brokerage accounts due primarily to clients’ cash allocation decisions described above, partially offset by a net increase in brokered CDs of $39.4 billion. Offsetting the decrease in bank deposits, investing net cash flows from our AFS and HTM securities totaled $49.2 billion in the first nine months of 2023, and the Company increased its FHLB borrowings and other short-term borrowings by a total of $22.3 billion.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2022 Form 10-K for additional information. The Company was in compliance with the LCR rule at September 30, 2023, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	September 30, 2023	June 30, 2023
Total eligible HQLA	$60,781	$65,738
Net cash outflows	51,351	50,965
LCR	119%	129%

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances.

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels beginning in the second quarter of 2023. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at September 30, 2023.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $24.8 billion and $20.8 billion at September 30, 2023 and December 31, 2022, respectively.

The following table provides information about our Senior Notes outstanding at September 30, 2023:

September 30, 2023	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$24,562	2024 - 2034	3.12%	A2	A-	A
TDA Holding Senior Notes	213	2024 - 2029	3.47%	A2	A-	—

During the second quarter of 2023, Standard and Poor’s downgraded CSC’s and TDA Holding’s long-term issuer credit and senior unsecured debt ratings from A to A- and affirmed its outlook remained stable. Moody’s also affirmed its rating of A2 for CSC and TDA Holding and changed its outlook from positive to stable.

New Debt Issuances

The below debt issuances in the first nine months of 2023 were senior unsecured obligations. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate
May 19, 2023	$1,200	05/19/2029	5.643%	(1)
May 19, 2023	1,300	05/19/2034	5.853%	(1)
August 24, 2023	1,350	08/24/2034	6.136%	(1)
August 24, 2023	1,000	08/24/2026	5.875%
(1) Interest rates presented are those in effect at September 30, 2023. For additional information regarding future interest rates on fixed-to-floating rate Senior Notes, see Item 1 – Note 8.

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

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Management of the 2022 Form 10-K and in Item 1 – Note 17. As of September 30, 2023, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. are in compliance with their respective net capital requirements.

The following table details the capital ratios for CSC consolidated and CSB:

	September 30, 2023		December 31, 2022
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$37,784	$13,669	$36,608	$7,664
Less:
Preferred stock	9,191	—	9,706	—
Common Equity Tier 1 Capital before regulatory adjustments	$28,593	$13,669	$26,902	$7,664
Less:
Goodwill, net of associated deferred tax liabilities	$11,788	$13	$11,816	$13
Other intangible assets, net of associated deferred tax liabilities	6,739	—	7,079	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	37	35	37	35
AOCI adjustment (1)	(20,752)	(18,144)	(22,620)	(19,680)
Common Equity Tier 1 Capital	$30,781	$31,765	$30,590	$27,296
Tier 1 Capital	$39,972	$31,765	$40,296	$27,296
Total Capital	40,032	31,820	40,376	27,370
Risk-Weighted Assets	129,544	91,481	139,657	99,631
Average Assets with regulatory adjustments	488,627	330,908	562,803	372,802
Total Leverage Exposure	492,284	333,402	566,809	375,846
Common Equity Tier 1 Capital/Risk-Weighted Assets	23.8%	34.7%	21.9%	27.4%
Tier 1 Capital/Risk-Weighted Assets	30.9%	34.7%	28.9%	27.4%
Total Capital/Risk-Weighted Assets	30.9%	34.8%	28.9%	27.5%
Tier 1 Leverage Ratio	8.2%	9.6%	7.2%	7.3%
Supplementary Leverage Ratio	8.1%	9.5%	7.1%	7.3%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 8.2% at September 30, 2023 from 7.5% at June 30, 2023 and 7.2% at year-end 2022. This increase during the third quarter was primarily due to net income during the quarter and a decrease in the Company’s total assets. Total balance sheet assets decreased $36.3 billion, or 7%, during the third quarter of 2023 due

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

primarily to a decrease of $32.0 billion, or 8%, in total bank deposits and payables to brokerage clients due to client cash allocation decisions resulting from the rising interest rate environment. CSB’s Tier 1 Leverage Ratio increased from year-end 2022, ending the third quarter of 2023 at 9.6% primarily as a result of capital contributions from CSC as well as net income.

The Board of Governors of the Federal Reserve System recently issued a notice of proposed changes to the regulatory capital rules that would require us to include AOCI in regulatory capital, phased in over a three-year transition period beginning July 1, 2025 (see Current Regulatory and Other Developments). As of September 30, 2023, our adjusted Tier 1 Leverage Ratio, which reflects the inclusion of AOCI in the ratio, was 4.1% for CSC consolidated and 4.4% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). In anticipation of the rules being adopted, the Company is continuing to retain and accrete capital organically well ahead of the proposed transition period.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During the first nine months of 2023, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 1 – Note 9 for further information on the 2023 IDA agreement.

Dividends

On January 26, 2023, the Board of Directors (Board) of CSC declared a three cent, or 14%, increase in the quarterly cash dividend to $.25 per common share.

Cash dividends paid and per share amounts, exclusive of amounts related to preferred stock repurchases, for the first nine months of 2023 and 2022 are as follows:

	2023		2022
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,379	$.75	$1,179	$.62
Preferred Stock:
Series A (1)	N/A	N/A	25	63.30
Series D (2)	33	44.64	33	44.64
Series E (3)	N/A	N/A	27	4,544.37
Series F (4)	12	2,500.00	13	2,500.00
Series G (2)	100	4,031.25	101	4,031.25
Series H (2)	68	3,000.00	75	3,000.00
Series I (2)	63	3,000.00	68	3,000.00
Series J (2)	20	33.39	20	33.39
Series K (5)	28	3,750.00	18	2,458.33
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
N/A Not applicable.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a new share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The new share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three months ended September 30, 2023. CSC repurchased 37 million shares of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

its common stock for $2.8 billion during the nine months ended September 30, 2023. As of September 30, 2023, approximately $8.7 billion remained on the new authorization.

There were no repurchases of CSC’s preferred stock during the three months ended September 30, 2023. The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the nine months ended September 30, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

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

OTHER

Foreign Exposure
At September 30, 2023, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At September 30, 2023, the fair value of these holdings totaled $7.8 billion, with the top three exposures being to issuers and counterparties domiciled in France at $2.0 billion, Canada at $1.5 billion, and the United Kingdom at $908 million. At December 31, 2022, the fair value of these holdings totaled $16.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $4.8 billion, and Canada at $1.7 billion. In addition, Schwab had outstanding margin loans to foreign residents of $2.7 billion and $2.5 billion at September 30, 2023 and December 31, 2022, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2022 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2023.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below. Beginning in the third quarter of 2023, these adjustments also include restructuring costs, which the Company began incurring in connection with its previously announced plans to streamline its operations to prepare for post-integration of TD Ameritrade. See Part I – Item 1 – Note 10 for additional information.

Non-GAAP Adjustment or Measure	Definition	Usefulness to Investors and Uses by Management
Acquisition and integration-related costs, amortization of acquired intangible assets and restructuring costs
Schwab adjusts certain GAAP financial measures to exclude the impact of acquisition and integration-related costs incurred as a result of the Company’s acquisitions, amortization of acquired intangible assets, restructuring costs and, where applicable, the income tax effect of these expenses.

Adjustments made to exclude amortization of acquired intangible assets are reflective of all acquired intangible assets, which were recorded as part of purchase accounting. These acquired intangible assets contribute to the Company’s revenue generation. Amortization of acquired intangible assets will continue in future periods over their remaining useful lives.

We exclude acquisition and integration-related costs, amortization of acquired intangible assets and restructuring costs for the purpose of calculating certain non-GAAP measures because we believe doing so provides additional transparency of Schwab’s ongoing operations, and is useful in both evaluating the operating performance of the business and facilitating comparison of results with prior and future periods.

Costs related to acquisition and integration or restructuring fluctuate based on the timing of acquisitions, integration and restructuring activities, thereby limiting comparability of results among periods, and are not representative of the costs of running the Company’s ongoing business. Amortization of acquired intangible assets is excluded because management does not believe it is indicative of the Company’s underlying operating performance.

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

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total expenses excluding interest (GAAP)	$3,223	$2,823	$9,194	$8,475
Acquisition and integration-related costs (1)	(106)	(101)	(334)	(291)
Amortization of acquired intangible assets	(135)	(152)	(404)	(460)
Restructuring costs (2)	(279)	—	(279)	—
Adjusted total expenses (non-GAAP)	$2,703	$2,570	$8,177	$7,724
(1) Acquisition and integration-related costs for the three and nine months ended September 30, 2023 primarily consist of $52 million and $158 million of compensation and benefits, $37 million and $111 million of professional services, $7 million and $21 million of occupancy and equipment, and $4 million and $26 million of other. Acquisition and integration-related costs for the three and nine months ended September 30, 2022 primarily consist of $57 million and $166 million of compensation and benefits, $36 million and $102 million of professional services, and $6 million and $14 million of occupancy and equipment.
(2) Restructuring costs for the three and nine months ended September 30, 2023 primarily consist of $276 million of compensation and benefits. There were no restructuring costs for the three and nine months ended September 30, 2022.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,017	$.56	$1,884	$.99	$3,723	$2.03	$4,814	$2.53
Acquisition and integration-related costs	106.06		101.05		334.18		291.15
Amortization of acquired intangible assets	135.07		152.08		404.22		460.24
Restructuring costs	279.15		—	—	279.15		—	—
Income tax effects (1)	(127)	(.07)	(62)	(.02)	(247)	(.13)	(183)	(.09)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,410	$.77	$2,075	$1.10	$4,493	$2.45	$5,382	$2.83
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets and restructuring costs on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Return on average common stockholders’ equity (GAAP)	14%	25%	18%	18%
Average common stockholders’ equity	$28,274	$30,282	$27,747	$36,526
Less: Average goodwill	(11,951)	(11,951)	(11,951)	(11,952)
Less: Average acquired intangible assets — net	(8,457)	(8,999)	(8,589)	(9,151)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,822	1,848	1,830	1,867
Average tangible common equity	$9,688	$11,180	$9,037	$17,290
Adjusted net income available to common stockholders (1)	$1,410	$2,075	$4,493	$5,382
Return on tangible common equity (non-GAAP)	58%	74%	66%	42%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	September 30, 2023
	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	8.2%	9.6%
Tier 1 Capital	$39,972	$31,765
Plus: AOCI adjustment	(20,752)	(18,144)
Adjusted Tier 1 Capital	19,220	13,621
Average assets with regulatory adjustments	488,627	330,908
Plus: AOCI adjustment	(20,033)	(17,950)
Adjusted average assets with regulatory adjustments	$468,594	$312,958
Adjusted Tier 1 Leverage Ratio (non-GAAP)	4.1%	4.4%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenues
Interest revenue	$4,028	$3,357	$12,148	$8,386
Interest expense	(1,791)	(431)	(4,851)	(733)
Net interest revenue	2,237	2,926	7,297	7,653
Asset management and administration fees (1)	1,224	1,047	3,515	3,167
Trading revenue	768	930	2,463	2,778
Bank deposit account fees	205	413	531	1,059
Other	172	184	572	608
Total net revenues	4,606	5,500	14,378	15,265
Expenses Excluding Interest
Compensation and benefits	1,770	1,476	4,906	4,448
Professional services	275	264	805	766
Occupancy and equipment	305	292	923	855
Advertising and market development	102	89	293	296
Communications	151	131	485	444
Depreciation and amortization	198	167	566	476
Amortization of acquired intangible assets	135	152	404	460
Regulatory fees and assessments	114	65	277	200
Other	173	187	535	530
Total expenses excluding interest	3,223	2,823	9,194	8,475
Income before taxes on income	1,383	2,677	5,184	6,790
Taxes on income	258	657	1,162	1,575
Net Income	1,125	2,020	4,022	5,215
Preferred stock dividends and other	108	136	299	401
Net Income Available to Common Stockholders	$1,017	$1,884	$3,723	$4,814
Weighted-Average Common Shares Outstanding:
Basic	1,821	1,887	1,825	1,892
Diluted	1,827	1,895	1,832	1,901
Earnings Per Common Shares Outstanding (2):
Basic	$.56	$1.00	$2.04	$2.54
Diluted	$.56	$.99	$2.03	$2.53
(1) No fee waivers were recognized for the three and nine months ended September 30, 2023, or for the three months ended September 30, 2022. Includes fee waivers of $57 million for the nine months ended September 30, 2022.
(2) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,125	$2,020	$4,022	$5,215
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	(720)	(9,493)	446	(29,299)
Reclassification of net unrealized loss transferred to held to maturity	—	—	—	2,429
Other reclassifications included in other revenue	24	16	44	(1)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	—	(2,429)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	645	83	1,896	297
Other	—	—	(9)	—
Other comprehensive income (loss), before tax	(51)	(9,394)	2,377	(29,003)
Income tax effect	29	2,264	(508)	6,960
Other comprehensive income (loss), net of tax	(22)	(7,130)	1,869	(22,043)
Comprehensive Income (Loss)	$1,103	$(5,110)	$5,891	$(16,828)

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets (1)
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$33,251	$40,195
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $3,010 and $12,159 at September 30, 2023 and December 31, 2022, respectively)	18,576	42,983
Receivables from brokerage clients — net	69,062	66,591
Available for sale securities (amortized cost of $122,072 at September 30, 2023 and $160,162 at December 31, 2022; including assets pledged of $1,773 and $41, respectively)	110,272	147,871
Held to maturity securities (including assets pledged of $5,346 at September 30, 2023 and $4,522 at December 31, 2022)	162,452	173,074
Bank loans — net	40,327	40,505
Equipment, office facilities, and property — net	3,730	3,714
Goodwill	11,951	11,951
Acquired intangible assets — net	8,390	8,789
Other assets	17,193	16,099
Total assets	$475,204	$551,772
Liabilities and Stockholders’ Equity
Bank deposits	$284,408	$366,724
Payables to brokerage clients	72,818	97,438
Accrued expenses and other liabilities	16,041	13,124
Other short-term borrowings	7,550	4,650
Federal Home Loan Bank borrowings	31,800	12,400
Long-term debt	24,803	20,828
Total liabilities	437,420	515,164
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,329 and $9,850 at September 30, 2023 and December 31, 2022, respectively	9,191	9,706
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at September 30, 2023 and December 31, 2022	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	27,293	27,075
Retained earnings	33,429	31,066
Treasury stock, at cost — 252,889,055 and 221,033,042 shares at September 30, 2023 and December 31, 2022, respectively	(11,398)	(8,639)
Accumulated other comprehensive income (loss)	(20,752)	(22,621)
Total stockholders’ equity	37,784	36,608
Total liabilities and stockholders’ equity	$475,204	$551,772
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at June 30, 2022	$10,694	1,995	$20	79	$1	$26,918	$28,174	$(5,272)	$(16,022)	$44,513
Net income	—	—	—	—	—	—	2,020	—	—	2,020
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(7,130)	(7,130)
Call of preferred stock	(397)	—	—	—	—	—	(3)	—	—	(400)
Dividends declared on preferred stock	—	—	—	—	—	—	(123)	—	—	(123)
Dividends declared on common stock — $.22 per share	—	—	—	—	—	—	(417)	—	—	(417)
Repurchase of common stock	—	—	—	—	—	—	—	(500)	—	(500)
Repurchase of nonvoting common stock	—	15	—	(15)	—	—	—	(1,000)	—	(1,000)
Conversion of nonvoting common stock to common stock	—	13	—	(13)	—	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(12)	—	21	—	9
Share-based compensation	—	—	—	—	—	50	—	—	—	50
Other	—	—	—	—	—	19	—	—	—	19
Balance at September 30, 2022	$10,297	2,023	$20	51	$1	$26,975	$29,651	$(6,751)	$(23,152)	$37,041

Balance at June 30, 2023	$9,191	2,023	$20	51	$1	$27,220	$32,865	$(11,420)	$(20,730)	$37,147
Net income	—	—	—	—	—	—	1,125	—	—	1,125
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(22)	(22)
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(458)	—	—	(458)
Stock option exercises and other	—	—	—	—	—	(9)	—	18	—	9
Share-based compensation	—	—	—	—	—	60	—	—	—	60
Other	—	—	—	—	—	22	—	4	—	26
Balance at September 30, 2023	$9,191	2,023	$20	51	$1	$27,293	$33,429	$(11,398)	$(20,752)	$37,784

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

Continued from previous page.

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261
Net income	—	—	—	—	—	—	5,215	—	—	5,215
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(22,043)	(22,043)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Call of preferred stock	(397)	—	—	—	—	—	(3)	—	—	(400)
Dividends declared on preferred stock	—	—	—	—	—	—	(374)	—	—	(374)
Dividends declared on common stock — $.62 per share	—	—	—	—	—	—	(1,179)	—	—	(1,179)
Repurchase of common stock	—	—	—	—	—	—	—	(500)	—	(500)
Repurchase of nonvoting common stock	—	15	—	(15)	—	—	—	(1,000)	—	(1,000)
Conversion of nonvoting common stock to common stock	—	13	—	(13)	—	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(68)	—	110	—	42
Share-based compensation	—	—	—	—	—	215	—	—	—	215
Other	—	—	—	—	—	87	—	(23)	—	64
Balance at September 30, 2022	$10,297	2,023	$20	51	$1	$26,975	$29,651	$(6,751)	$(23,152)	$37,041

Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	4,022	—	—	4,022
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,869	1,869
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(324)	—	—	(324)
Dividends declared on common stock — $.75 per share	—	—	—	—	—	—	(1,379)	—	—	(1,379)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,869)	—	(2,869)
Stock option exercises and other	—	—	—	—	—	(110)	—	143	—	33
Share-based compensation	—	—	—	—	—	242	—	—	—	242
Other	—	—	—	—	—	86	—	(33)	—	53
Balance at September 30, 2023	$9,191	2,023	$20	51	$1	$27,293	$33,429	$(11,398)	$(20,752)	$37,784

See Notes to the Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$4,022	$5,215
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	260	281
Depreciation and amortization	566	476
Amortization of acquired intangible assets	404	460
Provision (benefit) for deferred income taxes	5	(57)
Premium amortization, net, on available for sale and held to maturity securities	614	1,163
Other	391	339
Net change in:
Investments segregated and on deposit for regulatory purposes	17,539	(1,774)
Receivables from brokerage clients	(2,502)	16,683
Other assets	202	655
Payables to brokerage clients	(24,620)	(15,659)
Accrued expenses and other liabilities	2,669	(3,618)
Net cash provided by (used for) operating activities	(450)	4,164
Cash Flows from Investing Activities
Purchases of available for sale securities	(775)	(49,897)
Proceeds from sales of available for sale securities	6,385	24,019
Principal payments on available for sale securities	31,593	40,503
Principal payments on held to maturity securities	12,030	12,433
Net change in bank loans	194	(5,653)
Purchases of equipment, office facilities, and property	(637)	(769)
Purchases of FHLB stock	(1,652)	—
Proceeds from sales of FHLB stock	876	—
Purchases of Federal Reserve stock	(212)	(85)
Proceeds from sales of Federal Reserve stock	98	16
Other investing activities	(171)	(59)
Net cash provided by (used for) investing activities	47,729	20,508
Cash Flows from Financing Activities
Net change in bank deposits	(82,316)	(48,063)
Proceeds from FHLB borrowings	41,800	4
Repayments of FHLB borrowings	(22,400)	(4)
Proceeds from other short-term borrowings	14,190	14,999
Repayments of other short-term borrowings	(11,296)	(19,357)
Issuances of long-term debt	4,809	2,971
Repayments of long-term debt	(823)	(1,029)
Net proceeds from preferred stock offerings	—	740
Redemption and repurchase of preferred stock	(467)	—
Dividends paid	(1,703)	(1,559)
Proceeds from stock options exercised	33	42
Repurchases of common stock and nonvoting common stock	(2,842)	(1,455)
Other financing activities	(77)	(53)
Net cash provided by (used for) financing activities	(61,092)	(52,764)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(13,813)	(28,092)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	58,720	93,338
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$44,907	$65,246

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$—	$108,805
Securities matured during the period but settled after period end	$415	$—
Changes in accrued equipment, office facilities, and property purchases	$(32)	$(28)
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$—	$45
Call of preferred stock	$—	$400
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$3,851	$722
Income taxes	$1,243	$1,436
Amounts included in the measurement of lease liabilities	$190	$162
Leased assets obtained in exchange for new operating lease liabilities	$88	$226
Leased assets obtained in exchange for new finance lease liabilities	$—	$5

	September 30, 2023	September 30, 2022
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$33,251	$46,486
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	11,656	18,760
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$44,907	$65,246
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

The significant accounting policies are included in Item 8 – Note 2 in the 2022 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2023, except as described in Note 2 below.

2.    Summary of Significant Accounting Policies and New Accounting Standards

Derivative Instruments and Hedging Activities

As discussed further in Note 11, beginning in 2023, the Company utilizes derivative instruments as part of its interest rate risk management. The Company records all derivatives on the balance sheet at fair value. Accounting for the changes in the fair values of derivatives depends on whether we qualify for and elect to apply hedge accounting and the type of hedging accounting relationship applied. Hedge accounting generally matches the timing of gain or loss recognition on the derivatives with the recognition of the changes in the fair values or cash flows attributable to the risk being hedged of the hedged asset or liability in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge, respectively. Schwab’s policy is to designate all eligible derivatives in hedge accounting relationships. To qualify for hedge accounting, among other requirements, a derivative must be highly effective at reducing exposure to the hedged risk. The assessment of effectiveness is done at inception and on an ongoing basis for hedging relationships and, depending on certain criteria, may be qualitative or quantitative. Schwab applies the “shortcut method” of hedge accounting for a portion of its fair value hedges, which assumes perfect effectiveness. Alternatively, when quantitative effectiveness assessments are required, the Company uses regression analysis, which is the method employed for the rest of our hedging relationships.

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

Certain fair value hedges may be designated under the portfolio layer method (PLM) of hedge accounting, which allows the Company to hedge the interest rate risk of prepayable and non-prepayable financial assets by designating a stated amount of a closed portfolio that is expected to be outstanding for the designated hedge period (a hedged layer) as the hedged item. A PLM hedging relationship may include multiple hedged layers. If at any point during the hedge period the aggregate amount of the hedged layers exceeds the amount of the closed portfolio (i.e., a breach of the hedged layer(s) has occurred) or is expected to exceed the amount of the closed portfolio at a future date during the hedge period (i.e., a breach of the hedged layer is anticipated), the PLM hedge must be fully or partially terminated to cure the breach or anticipated breach. Basis adjustments for active PLM hedges are maintained at the closed portfolio level and are only allocated to individual assets remaining in the closed portfolio when the hedge is terminated, except for the portion of the basis adjustment related to the breach of the hedged layer(s) that has occurred, if any, which is recognized in interest revenue immediately. Allocated PLM basis adjustments are reported as part of the amortized cost of the assets and are amortized to interest revenue over the assets’ respective remaining lives as a yield adjustment using the effective interest method.

For derivatives the Company has designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivatives is recorded in AOCI and subsequently reclassified into interest revenue or interest expense, depending on where the hedged cash flows are recognized, on the condensed consolidated statement of income in the same period during which the hedged transactions affect earnings. Amounts reported in AOCI for cash flow hedges of recognized financial assets and liabilities are reclassified into interest revenue or interest expense as interest payments are accrued or made. If the hedging relationship is terminated and transactions that were hedged are no longer probable of occurring, the gain or loss on the derivative(s) recorded in AOCI prior to termination is reclassified into interest revenue or interest expense immediately. Otherwise, the derivative gain or loss in AOCI will continue to be reclassified into interest revenue or interest expense in the periods during which the transactions that were hedged affect earnings.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest revenue
Cash and cash equivalents	$459	$294	$1,419	$461
Cash and investments segregated	285	214	1,041	308
Receivables from brokerage clients	1,282	912	3,533	2,244
Available for sale securities	724	1,161	2,340	3,196
Held to maturity securities	706	345	2,172	1,062
Bank loans	426	300	1,227	717
Securities lending revenue	105	124	341	383
Other interest revenue	41	7	75	15
Interest revenue	4,028	3,357	12,148	8,386
Bank deposits	(911)	(241)	(2,392)	(285)
Payables to brokerage clients	(66)	(41)	(205)	(47)
Other short-term borrowings (1)	(97)	(4)	(280)	(12)
Federal Home Loan Bank borrowings (1)	(477)	—	(1,387)	—
Long-term debt	(193)	(131)	(489)	(363)
Securities lending expense	(46)	(13)	(96)	(28)
Other interest expense	(1)	(1)	(2)	2
Interest expense	(1,791)	(431)	(4,851)	(733)
Net interest revenue	2,237	2,926	7,297	7,653
Asset management and administration fees
Mutual funds, ETFs, and CTFs	666	520	1,881	1,524
Advice solutions	476	452	1,393	1,409
Other	82	75	241	234
Asset management and administration fees	1,224	1,047	3,515	3,167
Trading revenue
Commissions	394	435	1,210	1,362
Order flow revenue	325	432	1,104	1,332
Principal transactions	49	63	149	84
Trading revenue	768	930	2,463	2,778
Bank deposit account fees	205	413	531	1,059
Other	172	184	572	608
Total net revenues	$4,606	$5,500	$14,378	$15,265
Note: For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

Contract balances: Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $563 million and $560 million at September 30, 2023 and December 31, 2022, respectively. Schwab did not have any other significant contract assets as of December 31, 2022.

At September 30, 2023, the Company also had net contract assets of $221 million related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. This balance is included in other assets on the condensed consolidated balance sheet, and is amortized on a straight-line basis over the remaining contract term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 9. Schwab did not have any significant contract liability balances as of September 30, 2023 or December 31, 2022.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$73,518	$—	$8,657	$64,861
U.S. Treasury securities	23,139	—	1,351	21,788
Asset-backed securities (1)	10,111	—	487	9,624
Corporate debt securities (2)	13,361	—	1,207	12,154
Certificates of deposit	100	—	1	99
Foreign government agency securities	1,034	—	49	985
U.S. state and municipal securities	636	—	81	555
Non-agency commercial mortgage-backed securities	208	—	20	188
Other	22	—	4	18
Unallocated portfolio layer method fair value basis adjustments (3)	(57)	—	(57)	—
Total available for sale securities (4)	$122,072	$—	$11,800	$110,272
Held to maturity securities
U.S. agency mortgage-backed securities	$162,452	$—	$19,449	$143,003
Total held to maturity securities	$162,452	$—	$19,449	$143,003

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$85,994	$—	$8,306	$77,688
U.S. Treasury securities	41,879	—	1,877	40,002
Asset-backed securities (1)	13,672	—	649	13,023
Corporate debt securities (2)	13,830	—	1,275	12,555
Certificates of deposit	2,245	—	14	2,231
Foreign government agency securities	1,033	—	64	969
U.S. state and municipal securities	713	—	75	638
Non-agency commercial mortgage-backed securities	473	—	23	450
Other	323	—	8	315
Total available for sale securities (4)	$160,162	$—	$12,291	$147,871
Held to maturity securities
U.S. agency mortgage-backed securities	$173,074	$1,442	$15,580	$158,936
Total held to maturity securities	$173,074	$1,442	$15,580	$158,936
(1) Approximately 61% and 57% of asset-backed securities held as of September 30, 2023 and December 31, 2022, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 22% and 18% of the asset-backed securities held as of September 30, 2023 and December 31, 2022, respectively.
(2) As of both September 30, 2023 and December 31, 2022, approximately 37% of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(3) Beginning in 2023, this represents the amount of PLM basis adjustments related to AFS securities hedged in a closed portfolio. See Notes 2 and 11 for more information on PLM hedge accounting.
(4) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table is $48 million of AFS commercial paper as of December 31, 2022 (none as of September 30, 2023). These holdings have maturities of three months or less and an aggregate market value equal to amortized cost.

During 2022, the Company transferred a total of $188.6 billion of U.S. agency mortgage-backed securities with a total net pre-tax unrealized loss at the times of transfer of $18.2 billion from the AFS category to the HTM category. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to net income. As of September 30, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $11.8 billion net of tax effect ($15.6 billion pre-tax).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
At September 30, 2023, our banking subsidiaries had pledged investment securities with a value of $68.2 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Our banking subsidiaries pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $7.2 billion as collateral for this facility at September 30, 2023. Beginning in 2023, our banking subsidiaries pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve through the Bank Term Funding Program, and had pledged securities with a par value of $40.2 billion as collateral for this facility at September 30, 2023. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value of these pledged securities was $1.5 billion at September 30, 2023.

At September 30, 2023, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $5.3 billion, and AFS securities pledged were U.S. agency mortgage-backed securities with an aggregate fair value of $1.8 billion. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 8 and 12 for additional information on these repurchase agreements.

At September 30, 2023, our banking subsidiaries had pledged AFS securities with an aggregate fair value of $180 million as initial margin on interest rate swaps (see Note 11). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total

September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$97	$1	$64,763	$8,656	$64,860	$8,657
U.S. Treasury securities	1,493	2	20,295	1,349	21,788	1,351
Asset-backed securities	32	—	9,580	487	9,612	487
Corporate debt securities	—	—	12,155	1,207	12,155	1,207
Certificates of deposit	—	—	99	1	99	1
Foreign government agency securities	—	—	985	49	985	49
U.S. state and municipal securities	—	—	555	81	555	81
Non-agency commercial mortgage-backed securities	—	—	188	20	188	20
Other	—	—	18	4	18	4
Total (1)	$1,622	$3	$108,638	$11,854	$110,260	$11,857

December 31, 2022
Available for sale securities
U.S. agency mortgage-backed securities	$34,938	$2,025	$42,558	$6,281	$77,496	$8,306
U.S. Treasury securities	27,063	716	12,519	1,161	39,582	1,877
Asset-backed securities	6,717	217	6,299	432	13,016	649
Corporate debt securities	8,552	542	3,998	733	12,550	1,275
Certificates of deposit	2,033	10	196	4	2,229	14
Foreign government agency securities	756	50	214	14	970	64
U.S. state and municipal securities	482	31	157	44	639	75
Non-agency commercial mortgage-backed securities	443	23	—	—	443	23
Other	315	8	—	—	315	8
Total	$81,299	$3,622	$65,941	$8,669	$147,240	$12,291
(1) For purposes of this table, unrealized losses on AFS securities excludes the PLM fair value hedge basis adjustments of $57 million at September 30, 2023.
At September 30, 2023, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2022 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the nine months ended September 30, 2023 and the year ended December 31, 2022. None of the Company’s AFS securities held as of September 30, 2023 and December 31, 2022 had an allowance for credit losses. All HTM securities as of September 30, 2023 and December 31, 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $566 million and $685 million of accrued interest for AFS and HTM securities as of September 30, 2023 and December 31, 2022, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the nine months ended September 30, 2023, or for the year ended December 31, 2022.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below. As of September 30, 2023, the estimated effective duration, which reflects anticipated future payments, of our total AFS and HTM investment securities portfolio is approximately 4.0 years. The estimated effective duration of our AFS investment securities portfolio is approximately 2.5 years as of September 30, 2023. Including the impact of the Company’s use of derivative instruments to manage changes in the fair values of our AFS investment portfolio, the effective duration of our total AFS and HTM investments securities as of September 30, 2023 is approximately 3.9 years and for our AFS investment securities is approximately 2.2 years (see Note 11).

The maturities of AFS and HTM investment securities are as follows:

September 30, 2023	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$494	$12,620	$11,503	$40,244	$64,861
U.S. Treasury securities	8,649	13,139	—	—	21,788
Asset-backed securities	—	2,755	1,209	5,660	9,624
Corporate debt securities	2,160	8,514	1,480	—	12,154
Certificates of deposit	99	—	—	—	99
Foreign government agency securities	488	497	—	—	985
U.S. state and municipal securities	—	46	387	122	555
Non-agency commercial mortgage-backed securities	—	—	—	188	188
Other	—	—	—	18	18
Total fair value	$11,890	$37,571	$14,579	$46,232	$110,272
Total amortized cost (1)	$12,128	$40,565	$16,667	$52,769	$122,129
Held to maturity securities
U.S. agency mortgage-backed securities	$724	$6,780	$36,652	$98,847	$143,003
Total fair value	$724	$6,780	$36,652	$98,847	$143,003
Total amortized cost	$749	$7,343	$41,217	$113,143	$162,452
(1) For purposes of this table, the amortized cost of AFS securities excludes the PLM fair value hedge basis adjustments of $57 million at September 30, 2023.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Proceeds	$3,485	$10,549	$6,385	$24,019
Gross realized gains	1	16	1	156
Gross realized losses	25	32	45	155

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

September 30, 2023	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$26,022	$25	$1	$8	$34	$26,056	$47	$26,009
HELOCs (1,2)	487	1	—	5	6	493	2	491
Total residential real estate	26,509	26	1	13	40	26,549	49	26,500
Pledged asset lines	13,525	10	2	1	13	13,538	—	13,538
Other	294	—	—	—	—	294	5	289
Total bank loans	$40,328	$36	$3	$14	$53	$40,381	$54	$40,327

December 31, 2022
Residential real estate:
First Mortgages (1,2)	$25,157	$25	$2	$14	$41	$25,198	$66	$25,132
HELOCs (1,2)	590	2	—	5	7	597	4	593
Total residential real estate	25,747	27	2	19	48	25,795	70	25,725
Pledged asset lines	14,584	4	—	4	8	14,592	—	14,592
Other	191	—	—	—	—	191	3	188
Total bank loans	$40,522	$31	$2	$23	$56	$40,578	$73	$40,505
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $100 million and $98 million at September 30, 2023 and December 31, 2022, respectively.
(2) At both September 30, 2023 and December 31, 2022, 43% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2023 or December 31, 2022.

At September 30, 2023, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

Three Months Ended
September 30, 2023	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$68	$3	$71	$—	$4	$75
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(21)	(1)	(22)	—	1	(21)
Balance at end of period	$47	$2	$49	$—	$5	$54

September 30, 2022
Balance at beginning of period	$31	$3	$34	$—	$3	$37
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	1	1	—	—	1
Provision for credit losses	11	—	11	4	—	15
Balance at end of period	$42	$4	$46	$—	$3	$49

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

Nine Months Ended
September 30, 2023	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(19)	(2)	(21)	—	2	(19)
Balance at end of period	$47	$2	$49	$—	$5	$54

September 30, 2022
Balance at beginning of period	$13	$2	$15	$—	$3	$18
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	1	1	—	—	1
Provision for credit losses	29	1	30	4	—	34
Balance at end of period	$42	$4	$46	$—	$3	$49

Consistent with Schwab’s loan charge-off policy for pledged asset lines (PALs) as disclosed in Item 8 – Note 2 of the 2022 Form 10-K, the Company charges off any unsecured balances no later than 90-days past due. PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of September 30, 2023 and December 31, 2022. Therefore, no allowance for credit losses for PALs as of those dates was required.

The U.S. economy continues to be challenged by elevated inflation, tightening monetary policy, and geopolitical unrest. Despite these challenges, management’s macroeconomic outlook reflects a near term continuation of higher interest rates with only a slight increase in unemployment and modest home price depreciation. While higher mortgage rates are softening demand and reducing borrower affordability, constrained housing supply will keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio have improved in recent years and remain very strong. As a result of these factors, we decreased projected loss rates at September 30, 2023, as compared to December 31, 2022.

A summary of bank loan-related nonperforming assets is as follows:

	September 30, 2023	December 31, 2022
Nonaccrual loans (1)	$14	$23
Other real estate owned (2)	—	2
Total nonperforming assets	$14	$25
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s bank loan portfolio are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	pre-2019	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$3	$1	$—	$—	$1	$5	$—	$—	$—
620 – 679	3	27	30	20	2	13	95	—	1	1
680 – 739	243	795	1,177	400	108	206	2,929	53	39	92
≥740	1,951	5,336	10,563	3,618	760	799	23,027	264	136	400
Total	$2,197	$6,161	$11,771	$4,038	$870	$1,019	$26,056	$317	$176	$493
Origination LTV
≤70%	$1,481	$4,561	$10,197	$3,357	$703	$759	$21,058	$282	$123	$405
>70% – ≤90%	716	1,600	1,574	681	167	258	4,996	35	52	87
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$2,197	$6,161	$11,771	$4,038	$870	$1,019	$26,056	$317	$176	$493
Updated FICO
<620	$4	$10	$11	$6	$2	$12	$45	$2	$5	$7
620 – 679	26	68	91	30	11	35	261	6	8	14
680 – 739	259	585	961	329	62	118	2,314	45	30	75
≥740	1,908	5,498	10,708	3,673	795	854	23,436	264	133	397
Total	$2,197	$6,161	$11,771	$4,038	$870	$1,019	$26,056	$317	$176	$493
Estimated Current LTV (1)
≤70%	$1,517	$4,858	$11,511	$4,026	$868	$1,018	$23,798	$315	$175	$490
>70% – ≤90%	680	1,283	257	12	2	1	2,235	2	1	3
>90% – ≤100%	—	19	3	—	—	—	22	—	—	—
>100%	—	1	—	—	—	—	1	—	—	—
Total	$2,197	$6,161	$11,771	$4,038	$870	$1,019	$26,056	$317	$176	$493
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.03%	0.02%	0.01%	0.01%	0.33%	0.03%	0.28%	2.03%	1.01%
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

At September 30, 2023, First Mortgage loans of $21.4 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 27% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 88% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At September 30, 2023 and December 31, 2022, Schwab had $152 million and $134 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2023	Balance
Converted to an amortizing loan by period end (1)	$176
Within 1 year	23
> 1 year – 3 years	39
> 3 years – 5 years	51
> 5 years	204
Total	$493
(1) Includes $6 million and $15 million of HELOCs converted to amortizing loans during the three and nine months ended September 30, 2023, respectively.

At September 30, 2023, $389 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2023, the borrowers on approximately 59% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of September 30, 2023 and December 31, 2022, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s CRA-related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2023			December 31, 2022
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,306	$744	$1,306	$1,094	$619	$1,094
Other investments (2)	176	—	218	167	—	215
Total	$1,482	$744	$1,524	$1,261	$619	$1,309
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2023 and 2026. During the nine months ended September 30, 2023 and year ended December 31, 2022, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2023	December 31, 2022
Interest-bearing deposits:
Deposits swept from brokerage accounts	$217,517	$333,754
Time certificates of deposit (1)	45,418	6,047
Checking	15,560	19,719
Savings and other	4,672	6,098
Total interest-bearing deposits	283,167	365,618
Non-interest-bearing deposits	1,241	1,106
Total bank deposits	$284,408	$366,724
(1) Time certificates of deposit consist of brokered CDs. As of September 30, 2023 and December 31, 2022, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Annual maturities on time certificates of deposit outstanding at September 30, 2023 are as follows:

Balance
2023	$5,358
2024	38,422
2025	1,638
Total	$45,418

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of September 30, 2023 and December 31, 2022:

	Date of Issuance	Principal Amount Outstanding
		September 30, 2023	December 31, 2022
CSC Fixed-rate Senior Notes:
2.650% due January 25, 2023	12/07/17	$—	$800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	—
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	—
5.853% due May 19, 2034 (2)	05/19/23	1,300	—
6.136% due August 24, 2034 (3)	08/24/23	1,350	—
Total CSC Senior Notes		24,562	20,512
TDA Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total TDA Holding Senior Notes		213	213
Finance lease liabilities		45	68
Unamortized premium — net		98	129
Debt issuance costs		(115)	(94)
Total long-term debt		$24,803	$20,828
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
(3) The 2034 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 6.136%, payable semi-annually, until the interest reset date on August 24, 2033. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 2.010%, payable quarterly.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at September 30, 2023 are as follows:

Maturities
2023	$8
2024	3,675
2025	2,237
2026	4,100
2027	3,450
Thereafter	11,350
Total maturities	24,820
Unamortized premium — net	98
Debt issuance costs	(115)
Total long-term debt	$24,803

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the fair value of certain investment securities that are pledged as collateral. There was $31.8 billion and $12.4 billion outstanding under these facilities as of September 30, 2023 and December 31, 2022, respectively, and these borrowings had a weighted-average interest rate of 5.17% and 4.88%, respectively. As of September 30, 2023 and December 31, 2022, the collateral pledged provided additional borrowing capacity of $55.6 billion and $68.6 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at September 30, 2023 and December 31, 2022 were $7.6 billion and $4.7 billion, respectively, and had a weighted-average interest rate of 5.39% and 4.97%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. CSC had $85 million and $250 million outstanding at September 30, 2023 and December 31, 2022, respectively. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.8 billion; no amounts were outstanding as of September 30, 2023 or December 31, 2022. CS&Co also maintains secured, uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $950 million outstanding at September 30, 2023.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the fair value of certain investment securities that are pledged as collateral. As of September 30, 2023 and December 31, 2022, our collateral pledged provided total borrowing capacity of $7.2 billion and $7.8 billion, respectively, of which no amounts were outstanding at the end of either period.

Beginning in 2023, our banking subsidiaries have access to funding through the Federal Reserve Bank Term Funding Program. Amounts available are dependent upon the par value of certain investment securities that are pledged as collateral. As of September 30, 2023, our collateral pledged provided total borrowing capacity of $40.2 billion. There were no borrowings outstanding at September 30, 2023.

The Company may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $6.5 billion and $4.4 billion outstanding pursuant to such repurchase agreements at September 30, 2023 and December 31, 2022, respectively. Repurchase agreements outstanding at September 30, 2023 mature between October 2023 and July 2024.

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was no balance outstanding at September 30, 2023 or December 31, 2022.

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at September 30, 2023 are as follows:

	2023	2024	Total
FHLB borrowings	$12,400	$19,400	$31,800
Other short-term borrowings	3,148	4,402	7,550
Total	$15,548	$23,802	$39,350

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $765 million and $1.3 billion during the third quarters of 2023 and 2022, respectively, and $2.4 billion and $6.0 billion during the first nine months of 2023 and 2022, respectively. CSB purchased HELOCs with commitments of $49 million and $92 million during the third quarters of 2023 and 2022, respectively, and $144 million and $252 million during the first nine months of 2023 and 2022, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	September 30, 2023	December 31, 2022
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$3,247	$4,533
Commitments to purchase First Mortgage loans	379	492
Total	$3,626	$5,025

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We satisfy the margin requirements of these transactions through the pledging of certain client securities. For additional information on these pledged securities, refer to Note 12. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The 2019 IDA agreement provided that, as of July 1, 2021, Schwab had the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company migrated balances to the balance sheet in 2021 and 2022, subject to the terms of the 2019 IDA agreement. During the first nine months of 2023, Schwab did not move IDA balances to its balance sheet.

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

In May and August 2023, Schwab opted to buy down $2.4 billion and $2.1 billion of fixed-rate obligation amounts, respectively, incurring market-based fees of $112 million and $115 million, respectively, which were capitalized as contract assets and included in other assets on the condensed consolidated balance sheet. For additional information on these contract assets, see Note 3.

As of September 30, 2023, the total ending IDA balance was $99.6 billion, of which $88.7 billion was fixed-rate obligation amounts and $10.9 billion was floating-rate obligation amounts. As of December 31, 2022, the total ending IDA balance was $122.6 billion, of which $108.5 billion was fixed-rate obligation amounts and $14.1 billion was floating-rate obligation amounts.

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

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiffs seek unspecified damages and injunctive and other relief. Defendants consider the allegations to be without merit and have been vigorously contesting the lawsuit. On September 14, 2018, the District Court granted plaintiffs’ motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff renewed his motion for class certification, which the District Court granted on September 20, 2022. Defendants are appealing the District Court’s ruling before the U.S. Court of Appeals, 8th Circuit.

10.    Exit and Other Related Liabilities

Integration of TD Ameritrade

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the first nine months of 2023, including the completion of three client transition groups. The Company completed its fourth conversion of 2023 in November and expects to complete the remaining client transitions from TD Ameritrade to Schwab in a final transition group in the first half of 2024.

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

Our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on a number of factors, including the duration and complexity of the remaining integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs include the level of employee attrition, changes in the scope and cost of technology, the timeline to wind-down the TD Ameritrade broker-dealers, and real estate-related exit cost variability. Many of these factors may continue to cause variability in our expected acquisition and integration-related costs through the remainder of the integration process.

Inclusive of costs recognized through September 30, 2023, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $500 million to $700 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three months ended September 30, 2023 and 2022, the Company recognized $16 million and $9 million of acquisition-related exit costs, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $56 million and $29 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 15 months, with some costs expected to be incurred after client transition to decommission duplicative platforms and complete integration work. In addition to ASC 420 Exit or Disposal Cost Obligations (ASC 420), certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment (ASC 360), ASC 712

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Compensation — Nonretirement Post Employment Benefits (ASC 712), ASC 718 Compensation — Stock Compensation (ASC 718), and ASC 842 Leases (ASC 842).

The following is a summary of the TD Ameritrade integration activity in the Company’s exit and other related liabilities as of September 30, 2023 and activity for the nine months ended September 30, 2023:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2022 (1)	$36	$10	$46
Amounts recognized in expense (2)	20	3	23
Costs paid or otherwise settled	(10)	(2)	(12)
Balance at September 30, 2023 (1)	$46	$11	$57
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are included in compensation and benefits on the condensed consolidated statements of income.

The following table summarizes the TD Ameritrade integration exit and other related costs recognized in expense for the three and nine months ended September 30, 2023:

	Investor Services			Advisor Services
Three Months Ended September 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$9	$—	$9	$—	$—	$—	$9
Occupancy and equipment	—	3	3	—	—	—	3
Other	—	4	4	—	—	—	4
Total	$9	$7	$16	$—	$—	$—	$16

	Investor Services			Advisor Services
Nine Months Ended September 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$20	$—	$20	$3	$—	$3	$23
Occupancy and equipment	—	6	6	—	2	2	8
Other	—	18	18	—	7	7	25
Total	$20	$24	$44	$3	$9	$12	$56
(1) Costs related to facility closures. These costs, which are comprised of impairment and accelerated amortization of right-of-use (ROU) assets, relate to the impact of abandoning leased properties.

The following table summarizes the TD Ameritrade integration exit and other related costs recognized in expense for the three and nine months ended September 30, 2022:

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
(1) Costs related to facility closures. These costs, which are comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased properties.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the TD Ameritrade integration exit and other related costs incurred from October 6, 2020 through September 30, 2023:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$243	$—	$243	$64	$—	$64	$307
Occupancy and equipment	—	37	37	—	9	9	46
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	20	20	—	7	7	27
Total	$243	$60	$303	$64	$17	$81	$384
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties.

Other

With significant progress now made in the integration of TD Ameritrade, the Company has begun to take incremental actions to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. In order to achieve anticipated cost savings through these actions, the Company expects to incur exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $400 million to $500 million inclusive of costs recognized through September 30, 2023. During the three and nine months ended September 30, 2023, the Company recognized $279 million of restructuring-related exit costs. The Company anticipates the remaining costs related to position eliminations will be incurred in the fourth quarter of 2023, and costs related to real estate will be incurred in the fourth quarter of 2023 and during 2024. In addition to ASC 420, certain of the costs associated with these activities are accounted for in accordance with ASC 360, ASC 712, ASC 718, and ASC 842.

The following is a summary of the restructuring activity in the Company’s exit and other related liabilities as of September 30, 2023 and activity for the nine months ended September 30, 2023:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2022 (1)	$—	$—	$—
Amounts recognized in expense (2)	202	74	276
Costs paid or otherwise settled	—	—	—
Balance at September 30, 2023 (1)	$202	$74	$276
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits are included in compensation and benefits on the condensed consolidated statements of income.

The following table summarizes the restructuring exit and other related costs recognized in expense for the three and nine months ended September 30, 2023, which represents cumulative costs incurred to date:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$202	$—	$202	$74	$—	$74	$276
Occupancy and equipment	—	1	1	—	1	1	2
Other	—	1	1	—	—	—	1
Total	$202	$2	$204	$74	$1	$75	$279
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

The Company had outstanding interest rate swaps with aggregate notional amounts of $8.9 billion at September 30, 2023 that were designated as fair value hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheet:

	September 30, 2023
	Assets	Liabilities
Interest rate swaps (1,2)	$3	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
(2) Includes a $301 million reduction of derivative assets related to variation margin settlements on derivatives cleared through CCPs. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances.

Effects of Fair Value Hedge Accounting

The following amounts were recorded in AFS securities on the condensed consolidated balance sheet related to fair value hedges:

September 30, 2023
Amortized cost of hedged AFS securities (1,2)	$8,589
Cumulative fair value hedging adjustment included in the amortized cost of hedged AFS securities (1,2)	(304)
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. The amortized cost basis of the closed portfolios used in these hedging relationships is $2.1 billion, of which $1.6 billion is designated in a portfolio layer hedging relationship. The cumulative basis adjustments associated with these hedging relationships are a reduction of the amortized cost basis of the closed portfolios of $57 million.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities is a reduction of the amortized cost basis of less than $500 thousand, which is recorded in AFS securities on the condensed consolidated balance sheet and amortized to interest revenue as a yield adjustment over the lives of the securities.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statement of income:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Gain (loss) on fair value hedging relationships recognized in interest revenue:
Hedged items	$(182)	$(304)
Derivatives designated as hedging instruments	182	304

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

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of September 30, 2023 and December 31, 2022 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other brokers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $853 million and $685 million at September 30, 2023 and December 31, 2022, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2023
Assets
Resale agreements (1)	$3,010	$—	$3,010	$—	$(3,010)	(2)	$—
Securities borrowed (3)	892	—	892	(646)	(244)		2
Interest rate swaps (4)	3	—	3	—	—	(5)	3
Total	$3,905	$—	$3,905	$(646)	$(3,254)		$5
Liabilities
Repurchase agreements (6)	$6,515	$—	$6,515	$—	$(6,515)		$—
Securities loaned (7)	5,878	—	5,878	(646)	(4,721)		511
Secured short-term borrowings (8)	950	—	950	—	(950)		—
Total	$13,343	$—	$13,343	$(646)	$(12,186)		$511

December 31, 2022
Assets
Resale agreements (1)	$12,159	$—	$12,159	$—	$(12,159)	(2)	$—
Securities borrowed (3)	705	—	705	(331)	(366)		8
Total	$12,864	$—	$12,864	$(331)	$(12,525)		$8
Liabilities
Repurchase agreements (6)	$4,402	$—	$4,402	$—	$(4,402)		$—
Securities loaned (7)	4,200	—	4,200	(331)	(3,313)		556
Total	$8,602	$—	$8,602	$(331)	$(7,715)		$556
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At September 30, 2023 and December 31, 2022, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $3.1 billion and $12.3 billion, respectively.
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
(5) At September 30, 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $180 million. See Notes 4 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral was greater than or equal to the value of the related liabilities. At September 30, 2023 and December 31, 2022, the fair value of collateral pledged in connection with repurchase agreements was $7.0 billion and $4.6 billion, respectively. See Note 8 for additional information.
(7) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2023 and December 31, 2022.
(8) Included in other short-term borrowings in the condensed consolidated balance sheets. See below for collateral pledged and Note 8 for additional information.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	September 30, 2023	December 31, 2022
Fair value of client securities available to be pledged	$90,299	$86,775
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$15,086	$11,717
Fulfillment of client short sales	5,363	4,750
Securities lending to other broker-dealers	5,190	3,472
Collateral for secured short-term borrowings	1,066	—
Total collateral pledged to third parties	$26,705	$19,939
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $140 million and $160 million at September 30, 2023 and December 31, 2022, respectively.
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2022 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2023 or December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

September 30, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$12,744	$—	$—	$12,744
Total cash equivalents	12,744	—	—	12,744
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	11,368	—	11,368
Certificates of deposit	—	950	—	950
Total investments segregated and on deposit for regulatory purposes	—	12,318	—	12,318
Available for sale securities:
U.S. agency mortgage-backed securities	—	64,861	—	64,861
U.S. Treasury securities	—	21,788	—	21,788
Asset-backed securities	—	9,624	—	9,624
Corporate debt securities	—	12,154	—	12,154
Certificates of deposit	—	99	—	99
Foreign government agency securities	—	985	—	985
U.S. state and municipal securities	—	555	—	555
Non-agency commercial mortgage-backed securities	—	188	—	188
Other	—	18	—	18
Total available for sale securities	—	110,272	—	110,272
Other assets:
Other securities owned at fair value:
Equity, corporate debt, and other securities	877	59	—	936
Mutual funds and ETFs	677	—	—	677
State and municipal debt obligations	—	11	—	11
U.S. Government securities	—	2	—	2
Total other securities owned at fair value	1,554	72	—	1,626
Interest rate swaps	—	3	—	3
Total other assets	1,554	75	—	1,629
Total assets	$14,298	$122,665	$—	$136,963
Accrued expenses and other liabilities:
Other	$1,396	$37	$—	$1,433
Total accrued expenses and other liabilities	1,396	37	—	1,433
Total liabilities	$1,396	$37	$—	$1,433

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$20,507	$20,507	$—	$—	$20,507
Cash and investments segregated and on deposit for regulatory purposes	6,201	3,201	3,000	—	6,201
Receivables from brokerage clients — net	69,034	—	69,034	—	69,034
Held to maturity securities:
U.S. agency mortgage-backed securities	162,452	—	143,003	—	143,003
Total held to maturity securities	162,452	—	143,003	—	143,003
Bank loans — net:
First Mortgages	26,009	—	22,420	—	22,420
HELOCs	491	—	545	—	545
Pledged asset lines	13,538	—	13,538	—	13,538
Other	289	—	289	—	289
Total bank loans — net	40,327	—	36,792	—	36,792
Other assets	5,105	—	5,105	—	5,105
Liabilities
Bank deposits	$284,408	$—	$284,408	$—	$284,408
Payables to brokerage clients	72,818	—	72,818	—	72,818
Accrued expenses and other liabilities	7,061	—	7,061	—	7,061
Other short-term borrowings	7,550	—	7,550	—	7,550
Federal Home Loan Bank borrowings	31,800	—	31,800	—	31,800
Long-term debt	24,758	—	22,632	—	22,632

December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$26,140	$26,140	$—	$—	$26,140
Cash and investments segregated and on deposit for regulatory purposes	18,288	6,156	12,132	—	18,288
Receivables from brokerage clients — net	66,573	—	66,573	—	66,573
Held to maturity securities:
U.S. agency mortgage-backed securities	173,074	—	158,936	—	158,936
Total held to maturity securities	173,074	—	158,936	—	158,936
Bank loans — net:
First Mortgages	25,132	—	22,201	—	22,201
HELOCs	593	—	657	—	657
Pledged asset lines	14,592	—	14,592	—	14,592
Other	188	—	188	—	188
Total bank loans — net	40,505	—	37,638	—	37,638
Other assets	3,788	—	3,788	—	3,788
Liabilities
Bank deposits	$366,724	$—	$366,724	$—	$366,724
Payables to brokerage clients	97,438	—	97,438	—	97,438
Accrued expenses and other liabilities	5,584	—	5,584	—	5,584
Other short-term borrowings	4,650	—	4,650	—	4,650
Federal Home Loan Bank borrowings	12,400	—	12,400	—	12,400
Long-term debt	20,760	—	19,108	—	19,108

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity

On July 27, 2022, CSC publicly announced that its Board of Directors approved a new share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The new share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three months ended September 30, 2023. CSC repurchased 37 million shares of its common stock for $2.8 billion during the nine months ended September 30, 2023. As of September 30, 2023, approximately $8.7 billion remained on the new authorization.

There were no repurchases of CSC’s preferred stock during the three months ended September 30, 2023. The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the nine months ended September 30, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Beginning in 2023, share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2023	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	September 30, 2023 (1)	December 31, 2022 (1)		September 30, 2023	December 31, 2022	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	5,000	100,000	481	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR(4)	2.575%
Series G (2)	24,580	25,000	100,000	2,428	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	25,000	100,000	2,200	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	22,500	100,000	2,030	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,785	1,435,000		$9,191	$9,706
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared (1)	Per Share Amount	Total Declared	Per Share Amount
Series A (2)	N/A	N/A	$7.7	$19.43	N/A	N/A	$18.9	$47.73
Series D (3)	$11.2	$14.88	11.2	14.88	$33.5	$44.64	33.5	44.64
Series E (4)	N/A	N/A	7.4	1,251.05	N/A	N/A	27.2	4,544.37
Series F (5)	—	—	—	—	12.2	2,500.00	12.5	2,500.00
Series G (3)	33.0	1,343.75	33.6	1,343.75	99.3	4,031.25	100.8	4,031.25
Series H (3)	22.2	1,000.00	25.0	1,000.00	68.2	3,000.00	75.0	3,000.00
Series I (3)	20.6	1,000.00	22.5	1,000.00	62.5	3,000.00	67.5	3,000.00
Series J (3)	6.7	11.13	6.7	11.13	20.1	33.39	20.1	33.39
Series K (6)	9.3	1,250.00	9.3	1,250.00	28.1	3,750.00	18.4	2,458.33
Total	$103.0		$123.4		$323.9		$373.9
(1) Excludes $3 million of dividends declared on Series G, H and I, and accrued by stockholders as of the repurchase date. Such dividends are part of the consideration paid upon repurchase of the depositary shares during the nine months ended September 30, 2023.
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
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at June 30, 2022	$(16,022)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(2,286)	(7,207)
Other reclassifications included in other revenue, net of tax expense (benefit) of $4	12
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $18	65
Balance at September 30, 2022	$(23,152)

Balance at June 30, 2023	$(20,730)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(182)	(538)
Other reclassifications included in other revenue, net of tax expense (benefit) of $6	18
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $147	498
Balance at September 30, 2023	$(20,752)

Total AOCI
Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(7,027)	(22,272)
Net unrealized loss on securities transferred to held to maturity, net of tax benefit of $579	1,850
Other reclassifications included in other revenue (1)	(1)
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax benefit of $579	(1,850)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $67	230
Balance at September 30, 2022	$(23,152)

Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $79	367
Other reclassifications included in other revenue, net of tax expense (benefit) of $11	33
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $420	1,476
Other, net of tax expense (benefit) of $(2)	(7)
Balance at September 30, 2023	$(20,752)
(1) Tax expense (benefit) was less than $1 million.

In 2022, the Company transferred a portion of its AFS securities to the HTM category. As of September 30, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $11.8 billion net of tax effect ($15.6 billion pre-tax). See Note 4 for additional discussion on the 2022 transfers of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share

For the three and nine months ended September 30, 2023 and 2022, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock. For further details surrounding the EPS computation, see Item 8 – Note 25 in the 2022 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,094	$31	$1,956	$64	$3,910	$112	$5,014	$201
Preferred stock dividends and other (1)	(105)	(3)	(132)	(4)	(291)	(8)	(385)	(16)
Net income available to common stockholders	$989	$28	$1,824	$60	$3,619	$104	$4,629	$185
Denominator
Weighted-average common shares outstanding — basic	1,770	51	1,827	60	1,774	51	1,819	73
Basic earnings per share	$.56	$.56	$1.00	$1.00	$2.04	$2.04	$2.54	$2.54
Diluted earnings per share:
Numerator
Net income available to common stockholders	$989	$28	$1,824	$60	$3,619	$104	$4,629	$185
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	28	—	60	—	104	—	185	—
Allocation of net income available to common stockholders:	$1,017	$28	$1,884	$60	$3,723	$104	$4,814	$185
Denominator
Weighted-average common shares outstanding — basic	1,770	51	1,827	60	1,774	51	1,819	73
Conversion of nonvoting shares to voting shares	51	—	60	—	51	—	73	—
Common stock equivalent shares related to stock incentive plans	6	—	8	—	7	—	9	—
Weighted-average common shares outstanding — diluted (2)	1,827	51	1,895	60	1,832	51	1,901	73
Diluted earnings per share	$.56	$.56	$.99	$.99	$2.03	$2.03	$2.53	$2.53
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 15 million and 18 million for the three and nine months ended September 30, 2023, respectively, and 13 million and 15 million for the three and nine months ended September 30, 2022, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At September 30, 2023, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$30,781	23.8%	N/A		$5,829	4.5%
Tier 1 Risk-Based Capital	39,972	30.9%	N/A		7,773	6.0%
Total Risk-Based Capital	40,032	30.9%	N/A		10,364	8.0%
Tier 1 Leverage	39,972	8.2%	N/A		19,545	4.0%
Supplementary Leverage Ratio	39,972	8.1%	N/A		14,769	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,765	34.7%	$5,946	6.5%	$4,117	4.5%
Tier 1 Risk-Based Capital	31,765	34.7%	7,318	8.0%	5,489	6.0%
Total Risk-Based Capital	31,820	34.8%	9,148	10.0%	7,318	8.0%
Tier 1 Leverage	31,765	9.6%	16,545	5.0%	13,236	4.0%
Supplementary Leverage Ratio	31,765	9.5%	N/A		10,002	3.0%

December 31, 2022
CSC
Common Equity Tier 1 Risk-Based Capital	$30,590	21.9%	N/A		$6,285	4.5%
Tier 1 Risk-Based Capital	40,296	28.9%	N/A		8,379	6.0%
Total Risk-Based Capital	40,376	28.9%	N/A		11,173	8.0%
Tier 1 Leverage	40,296	7.2%	N/A		22,512	4.0%
Supplementary Leverage Ratio	40,296	7.1%	N/A		17,004	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,296	27.4%	$6,476	6.5%	$4,483	4.5%
Tier 1 Risk-Based Capital	27,296	27.4%	7,970	8.0%	5,978	6.0%
Total Risk-Based Capital	27,370	27.5%	9,963	10.0%	7,970	8.0%
Tier 1 Leverage	27,296	7.3%	18,640	5.0%	14,912	4.0%
Supplementary Leverage Ratio	27,296	7.3%	N/A		11,275	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of September 30, 2023, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2023, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2023, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2023 that management believes have changed CSB’s capital category.

At September 30, 2023, the balance sheets of Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $27.6 billion and $11.4 billion, respectively. Based on their regulatory capital ratios, at September 30, 2023, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	September 30, 2023	December 31, 2022
CS&Co
Net capital	$5,290	$5,386
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	997	778
Net capital in excess of required net capital	$4,293	$4,608
TDAC
Net capital	$4,201	$5,291
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	501	626
Net capital in excess of required net capital	$3,700	$4,665
TD Ameritrade, Inc.
Net capital	$671	$806
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$671	$806

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at September 30, 2023. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2023	2022	2023	2022	2023	2022
Net Revenues
Net interest revenue	$1,710	$2,143	$527	$783	$2,237	$2,926
Asset management and administration fees	877	755	347	292	1,224	1,047
Trading revenue	672	800	96	130	768	930
Bank deposit account fees	157	263	48	150	205	413
Other	144	151	28	33	172	184
Total net revenues	3,560	4,112	1,046	1,388	4,606	5,500
Expenses Excluding Interest	2,356	2,117	867	706	3,223	2,823
Income before taxes on income	$1,204	$1,995	$179	$682	$1,383	$2,677

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	Investor Services		Advisor Services		Total
Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022
Net Revenues
Net interest revenue	$5,448	$5,551	$1,849	$2,102	$7,297	$7,653
Asset management and administration fees	2,523	2,299	992	868	3,515	3,167
Trading revenue	2,148	2,407	315	371	2,463	2,778
Bank deposit account fees	396	690	135	369	531	1,059
Other	451	465	121	143	572	608
Total net revenues	10,966	11,412	3,412	3,853	14,378	15,265
Expenses Excluding Interest	6,780	6,359	2,414	2,116	9,194	8,475
Income before taxes on income	$4,186	$5,053	$998	$1,737	$5,184	$6,790

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first nine months of 2023, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2022 Form 10-K.

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

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2023 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
July:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	34	$57.44	N/A	N/A
August:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	5	$65.44	N/A	N/A
September
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	64	$55.32	N/A	N/A
Total:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	103	$56.51	N/A	N/A
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2023, certain of our officers and directors adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold (3)	Latest Expiration
John K. Adams, Jr. , Director	Adoption	August 28, 2023	X	—	15,701	Close of trading on May 15, 2025
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Securities to be sold under the plan represent shares acquired upon the exercise of stock options.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 8, 2023	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer