Form 10-K
period 2023-12-31
SCHWAB CHARLES CORP
filed 2024-02-23
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant was $94.1 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of January 31, 2024, 1,773,475,323 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 23, 2024, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2023

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.     Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company. CSC engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2023, Schwab had $8.52 trillion in client assets, 34.8 million active brokerage accounts, 5.2 million workplace plan participant accounts, and 1.8 million banking accounts.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $65 trillion, which means the Company’s $8.52 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•Operating Structure – Providing bank, wealth, and asset management services to broker-dealer clients helps serve a wider array of needs, thereby deepening relationships, enhancing the stability of client assets, and enabling diversified revenue streams.
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

Business Acquisition

Acquisition of TD Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation, now TD Ameritrade Holding LLC (TDA Holding) and its consolidated subsidiaries (collectively referred to as “TD Ameritrade” or “TDA”). TD Ameritrade provides securities brokerage services, including trade execution, clearing services, and margin lending; and futures and foreign exchange trade execution services. TD Ameritrade has served individual retail investors and RIAs predominantly through the Internet, a national branch network, and relationships with RIAs. TD Ameritrade’s sources of net revenues have primarily consisted of trading revenue, net interest revenue, bank deposit account fees, and asset management and administration fees, which are reflected in our consolidated results. The acquisition of TD Ameritrade supports the Company’s ongoing efforts to enhance the client experience, to provide deeper resources for individual investors and RIAs including more robust trading capabilities, and to continue to improve our operating efficiency.

Over the course of 2023, the Company transitioned approximately $1.6 trillion in client assets across more than 15 million client accounts, including 7,000 RIAs, from TD Ameritrade to the Schwab platform across four transition groups. The Company has now completed the transition of RIAs and approximately 90% of all TD Ameritrade client accounts, and we expect to complete the remaining client transitions from TD Ameritrade to Schwab in a final transition group in May 2024. The Company has made significant progress in its efforts to reduce overlapping or redundant roles across the two firms and has largely completed the rationalization of CS&Co and TD Ameritrade, Inc. branch locations. Integration activities for the final client transition event and selective role reductions are expected to be completed in 2024. The TD Ameritrade broker-dealers, TD Ameritrade, Inc. and TDAC, will continue to serve their remaining clients prior to the final transition event, and the Company plans to subsequently wind-down the operations of the TD Ameritrade broker-dealers in 2024.

The Company has generally adopted Schwab platforms and systems, though we’ve leveraged certain material advantages in TD Ameritrade’s platforms, as exemplified by our comprehensive integration of TD Ameritrade’s thinkorswim® and thinkpipes® trading platforms, education, and tools into our offerings for retail and RIA clients. Recently, we launched Schwab Trading Powered by Ameritrade™, a reimagined trading experience made possible by the combination of the thinkorswim trading platform with Schwab’s trading capabilities on Schwab.com and Schwab Mobile. We have also incorporated TD Ameritrade Institutional’s customizable portfolio rebalancing solution, iRebal®, as part of our offering for independent advisor clients.

THE CHARLES SCHWAB CORPORATION

See Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) – Overview and Part II – Item 8 – Financial Statements and Supplementary Date (Item 8) – Note 15 for additional information on our integration of TD Ameritrade.

IDA Agreement

Concurrently with the execution of the Agreement and Plan of Merger, dated as of November 24, 2019, as amended (the Merger Agreement), CSC entered into an amended and restated insured deposit account agreement with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions) (the 2019 IDA agreement), which became effective October 6, 2020. On May 4, 2023, the Company executed the Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement) with the TD Depository Institutions that replaced and superseded the 2019 IDA agreement. Consistent with the 2019 IDA agreement, in accordance with the 2023 IDA agreement, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions remains at 15 basis points, as it was in the 2019 IDA agreement.

See Part II – Item 7 – Capital Management and Item 8 – Note 14 for additional information on the 2023 IDA agreement.

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
•Alternative investments – access to a variety of third-party alternative investments such as private equity and real estate on Schwab’s alternative investment platforms – Schwab Alternative Investment OneSource® and Schwab Alternative Investment Marketplace.
•Banking – checking and savings accounts, first lien residential real estate mortgage loans (First Mortgages), home equity lines of credit (HELOCs), and pledged asset lines (PALs); and
•Trust – trust custody services, personal trust reporting services, and administrative trustee services.

These investing products and services are made available through two business segments – Investor Services and Advisor Services. Schwab’s major sources of revenues are generated by both of the reportable segments, based on their respective levels of client assets and activity. Revenue is attributable to a reportable segment based on which segment has the primary responsibility for serving the client. The accounting policies of the reportable segments are the same as those described in Part II – Item 8 – Note 2.

Investor Services

Charles Schwab initially founded the Company 50 years ago to provide individual investors with access to the financial markets at a highly competitive cost. The Company has expanded offerings over time in response to client needs, aiming to provide a compelling and often disruptive solution in the marketplace. The Investor Services segment includes the following business units: Retail Investor; Workplace Financial Services, which includes Stock Plan Services, Retirement Plan Services, and Designated Brokerage Services (formerly included in the Compliance Solutions business unit, a portion of which was sold to a third-party in 2022); Mutual Fund Clearing Services; and Off-Platform Sales.

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

THE CHARLES SCHWAB CORPORATION

We believe in the power of investing and the importance of planning in helping clients achieve their financial goals. At the core of our offer is our broad set of relationship models that help personalize the investing journey for our clients and offer them the choice of where, when, and how they do business with us. Financial Consultants, Active Trader Financial Consultants, and Wealth Consultants in Schwab’s branches and regional centers focus on building client relationships. We also have a range of roles to support clients with a broad set of specialized needs, including financial planning, managed investing, estate management, equity compensation and lending. Additionally, we have teams focused on supporting the advice and education needs of all our clients irrespective of asset levels at Schwab. To better meet the differentiated needs of our more affluent clients, we offer Schwab Private Client Services™ for clients with $1 million – $10 million and Schwab Private Wealth Services™ for clients with $10 million or more in total assets. Clients enrolled in these offerings have access to a dedicated relationship and service team, specialists, expedited processing, pricing discounts and product access.

Our advisory solutions span a broad range of discretionary and non-discretionary choices, with minimum investments starting as low as $5,000, making it accessible to a broad set of investors. Our premier advisory solution, Schwab Wealth Advisory™, features a personal advice relationship with a dedicated Wealth Advisor, supported by a team of wealth management professionals who provide individualized service, financial planning, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution. We offer referrals to independent RIAs in the Schwab Advisor Network® for clients seeking personalized portfolio management, financial planning, and wealth management solutions. We provide investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed Portfolios™ and the Windhaven Investment Management® Strategies, or equity securities and ETFs through the ThomasPartners® Investment Management Strategies. Through our acquisition of Wasmer Schroeder in 2020, more than 20 fixed income strategies and separately managed account offerings have been made available to retail clients beginning in 2021, including two positive impact strategies and a multi-sector income strategy. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account™ program. Schwab Personalized Indexing® takes index investing a step further by allowing clients to own individual stocks that reflect the characteristics of an index in a professionally managed solution, enabling greater customization and tax efficiency. Schwab Intelligent Portfolios® is available for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. Schwab Intelligent Portfolios Premium®, a hybrid advisory service, offers clients an advisory service which combines our robo-advice technology with unlimited guidance provided by a CERTIFIED FINANCIAL PLANNER™ to make financial and investment planning more accessible to investors. Schwab Intelligent Income® is a low-cost solution designed to offer a simple, modern way to generate income from existing investment portfolios.

Further, given our belief in the importance of financial planning, we offer a broad set of planning capabilities addressing a variety of planning needs. Our solutions include simple, free digital retirement calculators, our complimentary digital Schwab Plan® available to all Schwab clients, as well as more complex planning solutions that are delivered by a Schwab representative who takes into account a client’s personal and financial goals to build a tailored financial plan.

To meet the specific needs of trading clients, Schwab offers integrated web-, mobile-, and software-based trading platforms, real-time market data, options trading, premium research, and multi-channel access, as well as sophisticated account and trade management features, risk management tools, and dedicated service support – all at highly competitive pricing. For example, clients that trade more actively can use these channels to access expert tools and extensive service capabilities – including experienced, knowledgeable teams of trading specialists, and integrated product offerings. In 2023, we introduced Schwab Trading Powered by Ameritrade™, which brings together the best of Schwab and Ameritrade’s trading platforms, comprehensive education and specialized service.

Schwab’s international business offers clients outside the U.S. the ability to invest in U.S. markets. For clients living inside the U.S., it offers multicurrency and foreign exchange trading. For all clients, it offers trading in foreign stocks. In addition, Schwab serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities.

We also offer clients a range of self-service education and support tools, providing quick and efficient access to a broad lineup of information, research, tools, and administrative services, which clients can access according to their needs. Educational tools include online and in-person workshops, live and on-demand webcasts, podcasts, interactive courses, and online information about investing. Additionally, we provide various online research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of analysis tools available to clients, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers stocks of approximately 4,000 foreign companies. Another example of expanding access to investing includes Schwab Stock Slices™, a service which enables investors to purchase a single stock slice, or up to 30 different stock slices at once, from the S&P 500®,

THE CHARLES SCHWAB CORPORATION

commission-free through our online channels. We also offer Schwab Investing Themes™, a thematic investing offer that uses proprietary research and technology to identify trends, opportunities, and relevant companies and group them into themes in which clients can invest in just a few clicks.

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

Advisor Services

More than thirty years ago, Schwab supported a small group of entrepreneurial advisors who challenged the industry by creating independent firms. Through the Advisor Services segment, Schwab has become one of the largest providers of custodial, trading, banking, and support services to RIAs and their clients. We also provide retirement business services to independent retirement advisors and recordkeepers. Management believes that we can maintain our competitive position primarily through the efforts of our sales, support, technology, and business consulting teams, which are dedicated to helping RIAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, we utilize technology to provide RIAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Advisor Services sponsors and hosts a variety of national, regional, local, and virtual events designed to help RIAs of all sizes and complexities identify and implement better ways to expand and efficiently manage their practices.

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

THE CHARLES SCHWAB CORPORATION

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

As part of our integration of TD Ameritrade, we have successfully added some of the best features from TD Ameritrade into our ongoing offerings. The Company recently launched the thinkpipes® trading platform, which offers real-time charting and efficient trading and allocation, into its ongoing offerings, as well as our customizable portfolio rebalancing solution, iRebal®, as part of our offering for RIA clients.

The Advisor Services segment also includes the Retirement Business Services business unit. Retirement Business Services provides trust, custody, brokerage, and software services to independent retirement plan advisors and independent recordkeepers. Through Retirement Business Services, retirement plan assets are held at Charles Schwab Trust Bank (Trust Bank) or trusteed by a separate, independent trustee, or through brokerage accounts at CS&Co. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans. The Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with our investment, technology, brokerage, trust, and custodial services.

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

Trading revenue includes commissions earned for executing trades for clients in certain individual equities, options, futures, fixed income securities, and certain third-party mutual funds and ETFs; order flow revenue; and principal transactions revenue earned primarily from actions to support client trading in fixed income securities.

Bank deposit account fees are primarily recognized pursuant to the Company’s IDA agreement with the TD Depository Institutions. Under the IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions for bank deposit account fees.

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

Holding Company and Bank Regulation

CSC is a savings and loan holding company and is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (Federal Reserve). On March 16, 2021, CSC’s declaration electing to be treated as a Financial Holding Company (FHC) was deemed effective by the Federal Reserve. In addition to the activities that a savings and loan holding

THE CHARLES SCHWAB CORPORATION

company that has not elected to be treated as an FHC is permitted to conduct, an FHC may also engage in activities that are financial in nature or incidental to a financial activity (FHC Activities), including underwriting, dealing and making markets in securities, various insurance underwriting activities, and making merchant banking investments in non-financial companies.

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

CSC’s three depository institution subsidiaries are CSB, CSC’s principal depository institution subsidiary, Charles Schwab Premier Bank, SSB (CSPB), and Trust Bank. CSB and CSPB are Texas-chartered savings banks headquartered in Westlake, Texas, and Trust Bank is a Nevada-chartered savings bank. Effective September 30, 2022, Trust Bank relocated its main office to Westlake, Texas and became a member of the Federal Reserve system. CSB and CSPB are currently regulated, supervised, and examined by the Federal Reserve, the Texas Department of Savings and Mortgage Lending (TDSML), the Consumer Financial Protection Bureau (CFPB), and the Federal Deposit Insurance Corporation (FDIC). Trust Bank is currently regulated, supervised, and examined by the Federal Reserve, the Nevada Financial Institutions Division, the CFPB, and the FDIC. CSC, CSB, CSPB, and Trust Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

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

Regulatory Capital and Liquidity Framework

Banking organizations are subject to the regulatory capital rules issued by the Federal Reserve and other U.S. banking regulators, including the Office of the Comptroller of the Currency and the FDIC. In addition to minimum risk-based capital requirements, banking organizations must hold additional capital, referred to as buffers, to avoid being subject to limits on capital distributions and discretionary bonus payments to executive officers.

The banking regulators have established four risk-based categories for determining the regulatory capital and liquidity requirements applicable to large U.S. banking organizations with $100 billion or more in total consolidated assets based on their total assets, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. CSC is generally subject to the requirements under Category III based on its total consolidated assets of between $250 billion and less than $700 billion and having less than $75 billion in cross-jurisdictional activity. If the average of our total consolidated assets for the four most recent calendar quarters is $700 billion or more, or the average of our cross-jurisdictional activity for the four most recent calendar quarters is $75 billion or more, we will move into Category II. As of December 31, 2023, CSC had total consolidated assets of approximately $493 billion and cross-jurisdictional activity of approximately $25 billion.

Capital requirements for Category III banking organizations include the generally applicable risk-based capital and Tier 1 leverage ratio requirements (the “standardized approach” framework), the minimum 3.0% supplementary leverage ratio, the stress capital buffer (CSC), the capital conservation buffer (banking subsidiaries), and the countercyclical capital buffer, which is currently 0%. As discussed below, starting in 2022, CSC, as a large savings and loan holding company became subject to the stress capital buffer requirement, which applies to risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital). Under the currently applicable revised capital requirements, Category III organizations are not subject to the “advanced approaches” regulatory capital framework and are permitted to opt out of including accumulated other comprehensive income (AOCI) in their regulatory capital calculations. CSC made this opt out election and excludes AOCI from its regulatory

THE CHARLES SCHWAB CORPORATION

capital. Category II organizations are not permitted to opt out of including AOCI in their regulatory capital calculations and have additional requirements for calculating risk-based capital ratios and risk-weighted assets.

In July 2023, the Federal Reserve, together with the Office of the Comptroller of the Currency and the FDIC, issued a notice of proposed rulemaking with amendments to the regulatory capital rules. Among other things, the proposed rules would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk, phased in over a three-year transition period beginning July 1, 2025 and ending July 1, 2028. See Part II – Item 7 – Current Regulatory and Other Developments and Part II – Item 7 – Capital Management for additional information on these proposed regulatory changes.

Certain banking organizations with trading assets and trading liabilities above certain thresholds or greater than a certain percent of total assets are subject to the Market Risk Rule and must adjust their risk-based capital ratios to reflect a measure of market risk of their trading activities, perform calculations to measure market risk, including back-testing, and make regular quantitative and qualitative public disclosures. CSC is subject to the rule and the related Market Risk Rule required disclosures. CSC began incorporating market risk capital for the period ending December 31, 2022, and while CSC is required to make adjustments to its risk-weighted assets related to de minimis positions, those adjustments have not significantly impacted our risk-based capital ratios nor have they had a current impact on CSC’s activities.

The U.S. Liquidity Coverage Ratio (LCR) rule is designed to promote resiliency of the banking sector by requiring that certain large U.S. banking organizations (Covered Companies) maintain a liquidity risk profile which ensures that they have sufficient High Quality Liquid Assets (HQLA), such as central bank reserves, certain government securities, and eligible corporate debt that can be converted easily and quickly to cash, to survive a significant stress event lasting 30 days. The LCR rule requires Covered Companies, including Schwab, to maintain an amount of HQLA that are unencumbered and controlled by the Covered Company’s liquidity management function sufficient to meet a designated percentage of their total stressed net cash outflows over a prospective 30 calendar-day period, as calculated in accordance with the LCR rule. Schwab is subject to the LCR and public disclosure requirement on a consolidated basis. On a quarterly basis the Company is required to disclose the average daily LCR over the quarter, and the Company also discloses quantitative and qualitative information over certain portions of the Company’s LCR components. Under the LCR rule, Schwab is required to maintain HQLA to cover 100% of the total stressed net cash outflows on a daily basis. In addition, HQLA that are held at the Company’s bank subsidiaries in excess of the subsidiaries’ total net cash outflows, and are not transferable to non-bank affiliates, are excluded by rule from the Company’s eligible HQLA.

The final Net Stable Funding Ratio (NSFR) rule was jointly adopted by the Federal Reserve, the Office of the Comptroller of the Currency, and FDIC in 2020 to strengthen the resilience of large bank and savings and loan holding companies by requiring them to maintain a minimum level of stable funding based on the liquidity characteristics of the holding company’s assets, commitments, and derivative exposures over a one-year time horizon. The requirement is expressed as a ratio of a banking organization’s available stable funding (ASF) to its required stable funding (RSF). Under the NSFR rule, Schwab is required to maintain ASF in an amount equal to 100% of its RSF on an ongoing, daily basis. Beginning with the first and second quarters of 2023, banking organizations subject to the rule are required to publicly disclose their quarterly NSFRs on a semi-annual basis.

Capital Stress Testing

Under the current Federal Reserve capital stress testing rules, savings and loan holding companies that are Category III banking organizations and state member banks with total consolidated assets over $250 billion are required to disclose the results of company-run stress tests in even-numbered years. In the most recent cycle in 2022, CSC and CSB conducted company-run stress tests, reported the results of their stress testing to the Federal Reserve, and published a summary of their stress test results.

Pursuant to the Federal Reserve’s requirements, Category III savings and loan holding companies are also subject to an annual supervisory stress testing requirement in which the Federal Reserve conducts its own stress testing analysis to evaluate the ability of a holding company to absorb losses in specified economic and financial conditions over a nine-quarter planning horizon using such analytical techniques as the agency determines are appropriate. This supervisory stress testing requirement went into effect for CSC beginning with the 2022 stress testing cycle.

Pursuant to the Federal Reserve’s 2021 rule, savings and loan holding companies with total consolidated assets of $100 billion or more, including CSC, are subject to an annual Comprehensive Capital Analysis and Review (CCAR) process, which requires submission of an annual capital plan to the Federal Reserve. The rule also imposes a stress capital buffer requirement, floored at 2.5 percent of risk-weighted assets, that replaced CSC’s 2.5 percent capital conservation buffer. The capital plan requirement became effective for CSC with the 2022 CCAR cycle, and in June 2022, the Company received the results of the Federal

THE CHARLES SCHWAB CORPORATION

Reserve’s 2022 CCAR. These results included the Federal Reserve’s estimate of CSC’s minimum capital ratios under the supervisory severely adverse scenario for the nine-quarter horizon beginning December 31, 2021 and ending March 31, 2024. Based on these results, CSC’s calculated stress capital buffer was below the 2.5% minimum, resulting in a stress capital buffer at the 2.5% floor. This 2.5% stress capital buffer became applicable on October 1, 2022. Based on the results of the Federal Reserve’s 2023 CCAR, a 2.5% stress capital buffer continues to be applicable to Schwab for the four-quarter period that began October 1, 2023. See Part II – Item 8 – Note 23 for additional information regarding our capital requirements.

Additional Enhanced Prudential Standards

In addition to the capital stress testing regime discussed above, the Federal Reserve’s enhanced prudential standards rules also extend the applicability of certain additional enhanced prudential standards to large savings and loan holding companies, with the specific requirements tailored based on the same four-category framework utilized in the interagency regulatory capital and liquidity rules. These additional enhanced prudential standards, applicable to large U.S. bank holding companies under section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), include: risk management and risk committee requirements; liquidity risk management, stress testing, and buffer requirements; and single counterparty credit limits. CSC was required to comply with these risk management and risk committee requirements, as well as the liquidity risk-management, stress testing, and buffer requirements commencing on January 1, 2021. The single counterparty credit limits went into effect for CSC on January 1, 2022.

In August 2023, the Federal Reserve, together with the Office of the Comptroller of the Currency and the FDIC, issued a proposed rulemaking on long-term debt requirements for certain large banking organizations. See Part II – Item 7 – Current Regulatory and Other Developments for discussion of the rule proposal.

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

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or so-called “living wills”) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. Under this requirement, CSB has been required to file with the FDIC a periodic resolution plan demonstrating how the bank could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to: ensure that the bank’s depositors receive access to their deposits within one business day; maximize the net present value of the bank’s assets when disposed of; and minimize losses incurred by the bank’s creditors. In June 2021, the FDIC announced a modified resolution plan approach for insured depository institutions with total consolidated assets of $100 billion or more which established a three-year cycle submission frequency, streamlined content requirements, and placed enhanced emphasis on engagement with firms. CSB most recently submitted a resolution plan pursuant to these requirements in November 2022. In August 2023, the FDIC issued a proposal to revise its rule on insured depository institution resolution planning. The proposal would revise the requirements regarding the content and timing of resolution submissions. Covered insured depository institutions would be required to file their respective resolution plans or informational filings biennially with supplemental information to be provided in off-years, starting in 2025 if the rule is finalized as proposed. As a savings and loan holding company, CSC is not subject to a separate holding company resolution plan requirement.

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

THE CHARLES SCHWAB CORPORATION

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rates by two basis points, which became effective for the first quarterly assessment period of 2023. The FDIC has stated that this change is intended to raise the FDIC’s DIF reserve ratio to the minimum threshold within the FDIC’s established DIF restoration plan, and will remain in effect until the DIF reserve ratio meets the FDIC’s long-term goal of 2%. In November 2023, the FDIC approved a special assessment to recover losses incurred by the DIF in 2023; see Part II – Item 7 – Current Regulatory and Other Developments for additional information regarding the special assessment.

Brokered Deposits

The FDIC’s amended brokered deposits rule became effective April 1, 2021, which established a new framework for determining whether deposits made through arrangements between third parties and depository institutions constitute brokered deposits and more specifically to clarify the circumstances under which broker-dealers that place deposits with depository institutions through brokerage sweep arrangements, such as CS&Co and TDAC, qualify for the “primary purpose exception” from the definition of a deposit broker. Under this framework, the FDIC established a “25 percent” business relationship designated exception where a broker-dealer or other third-party may qualify for the primary purpose exception by filing a notice with the FDIC indicating that less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. Funds swept by our broker-dealer subsidiaries to CSB and Schwab’s other depository institution subsidiaries continue to qualify for the primary purpose exception under this framework.

Community Reinvestment Act

The CRA requires the primary federal bank regulatory agency for each of Schwab’s depository institution subsidiaries to assess the subsidiary’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings (“outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance”). The failure of an institution to receive at least a “satisfactory” rating could inhibit the institution or its holding company from undertaking certain activities, including acquisitions or opening branch offices. In October 2023, the Federal Reserve, together with the Office of the Comptroller of the Currency and the FDIC, issued a final rule that makes extensive revisions to the regulations implementing the CRA. See Part II – Item 7 – Current Regulatory and Other Developments for additional information.

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

THE CHARLES SCHWAB CORPORATION

Broker-Dealer, Futures Commission Merchant (FCM), Forex Dealer Member (FDM), and Investment Advisor Regulation

Our principal broker-dealer subsidiaries, CS&Co, TD Ameritrade, Inc., and TDAC, are each registered as a broker-dealer with the U.S. Securities and Exchange Commission (SEC or Commission), the fifty states, the District of Columbia, the U.S. Virgin Islands, and the Commonwealth of Puerto Rico. CS&Co, CSIM, and certain of our other subsidiaries are registered as investment advisors with the SEC. Charles Schwab Futures and Forex LLC (CSFF) is registered as an FCM and FDM with the Commodity Futures Trading Commission (CFTC).

Much of the regulation of broker-dealers has been delegated to SROs. Our principal broker-dealers are each members of the Financial Industry Regulatory Authority, Inc. (FINRA) and the Municipal Securities Rulemaking Board (MSRB). In addition, CS&Co and TDAC are members of Nasdaq Stock Market, Cboe EDGX, and MEMX LLC. In addition to the SEC, the primary regulators of our principal broker-dealers are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is the primary regulator for CSFF’s futures, commodities, and forex trading activities.

The principal purpose of regulating these entities is the protection of clients and securities markets. The regulations cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, order flow revenue from securities exchanges and market makers, disclosure to clients, fiduciary duties, and the conduct of directors, officers, and employees.

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

The structure and regulation of the securities markets have a significant impact on the Company’s business and operations, including its sources of net revenues. See Part II – Item 7 – Current Regulatory and Other Developments for proposed regulatory changes, including in regard to equity market structure.

As a result of our operations in countries outside the U.S., we are also subject to rules and regulations issued by certain foreign authorities, including the Financial Conduct Authority in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore in Singapore, and the Ministry of Finance in the People’s Republic of China.

Human Capital

We believe that hiring people who share our corporate purpose of helping clients achieve their financial goals is an essential element of executing our “Through Clients’ Eyes” strategy, and we seek to attract, retain, and motivate the talent Schwab needs to successfully serve our clients and grow our business. As of December 31, 2023, Schwab had full-time, part-time, and temporary employees, and persons employed on a contract basis, that represented the equivalent of approximately 33,000 full-time employees.

Schwab offers a compensation package that rewards both employee and company performance. The package encompasses an array of compensation components in addition to base pay including performance-based incentive pay, equity awards, recognition awards, and a range of health and wellness benefits. We also offer benefits and resources designed to help our employees achieve their financial goals, including a 401(k) plan, an employee stock purchase plan, financial planning consultations, and disability and life insurance options. In addition, Schwab offers programs to help with employee career growth including mentorship, development, and leadership programs as well as reimbursement for qualified business-related education and training. We also encourage and empower employees to volunteer in the communities where we live and work, offering paid time off for every employee to volunteer in his or her community. The Company offers a hybrid work and

THE CHARLES SCHWAB CORPORATION

flexibility approach to work arrangements that is designed to balance the importance our employees place on workplace flexibility with the benefits of in-person interactions to train and learn from one another, build human connections, and maintain Schwab’s culture as we serve our clients.

We know that through workplace diversity, we gain a wider range of perspectives and experiences, which supports our strategy and helps us better serve our clients. We focus on attracting a diversity of talent by maintaining a strong employer brand and expanding where and how we meet prospective employees. We recruit from underrepresented communities through targeted campus recruiting, scholarship programs, and partnerships with professional organizations. For Schwab employees, we support a number of Employee Resource Groups (ERGs) which are employee-driven and provide support, leadership development opportunities, and connection. Our ERGs are centered around employees who share characteristics or life experiences and are committed to enhancing diversity and inclusion at Schwab. Additionally, our leaders are explicitly responsible for creating an environment where all people can do their best work, and for fostering the development of high-performance teams that recognize the value of diverse perspectives, skills, and backgrounds. We regularly request feedback from our employees through surveys.

Available Information

Schwab files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC filings are available to the public over the internet on the SEC’s website at https://www.sec.gov.

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post to the website the Dodd-Frank stress test results, our regulatory capital disclosures based on Basel III, our average LCR, and our average NSFR.

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

For a discussion of our risk management governance and processes, including operational risk, compliance risk, credit risk, market risk, and liquidity risk, see Risk Management and Capital Management in Part II – Item 7. For additional information regarding cybersecurity risk, see Item 1C. Cybersecurity.

Economic and Market Risks

Developments in the business, economic, and geopolitical environment could negatively impact our business.

Our business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates, and overall investor engagement, and are outside of our control. Deterioration in the housing and credit markets and decreases in securities valuations negatively impact our results of operations and capital resources.

The monetary policies of the Federal Reserve, which regulates the supply of money and credit in the United States, have a significant effect on our operating results. Actions taken by the Federal Reserve, including changes in its target funds rate and its own balance sheet management, are difficult to predict and can affect our financial results, including net interest revenue and bank deposit account fees. These policies can have implications for clients’ allocation to cash as we experienced in 2022 and 2023, and higher or lower client cash balances have an impact on our capital requirements, as well as liquidity implications if such changes in allocation are sudden. Investor sentiment and market and trading dynamics can affect client preferences and security selection, and can impact transactions and asset-based revenues.

THE CHARLES SCHWAB CORPORATION

A significant change in client cash allocations could negatively impact our income.

We rely heavily on client cash balances to generate revenue. Cash awaiting investment in a portion of our client brokerage accounts is swept to our banking subsidiaries and those bank deposits are then used to extend loans to clients and purchase investment securities. We also sweep a portion of such cash to the TD Depository Institutions pursuant to the 2023 IDA agreement, through which we earn bank deposit account fees. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, would likely reduce our income. As a result of the rapid increases in short-term interest rates in 2022 and 2023, the Company saw a significant decrease in clients’ asset allocation to sweep cash and greater client investment in higher-yielding alternatives at Schwab such as fixed income investments and proprietary purchased money market funds. To help facilitate these changes in client cash allocations, the Company has utilized higher-cost supplemental funding sources, which has negatively impacted the Company’s net income.

Significant interest rate changes could affect our profitability.

The direction and level of interest rates are important factors in our earnings. A decline in interest rates may have a negative impact on our net interest revenue and our bank deposit account fee revenue. The Company’s interest-earning assets include significant holdings of investment securities, which include fixed- and floating-rate debt securities, including substantial holdings of mortgage-backed securities, as well as mortgages. The Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on its funding sources, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. A low interest rate environment may also have a negative impact on our asset management and administration fee revenues when we have to waive a portion of our management fees, as we experienced in 2020 and 2021, for certain Schwab-sponsored money market mutual funds in order to continue providing a positive return to clients. A decline in interest rates may also negatively impact our bank deposit account fee revenue, which is earned primarily pursuant to the 2023 IDA agreement.

A rise in interest rates may cause our funding costs to increase if market conditions or the competitive environment induces us to raise our interest rates to avoid losing deposits, or replace deposits with higher-cost funding sources without offsetting increases in yields on interest-earning assets, which can reduce the benefit of higher market interest rates to our net interest revenue, as we experienced in 2022 and 2023. The rapid increases in market interest rates recently experienced have also contributed to increased unrealized losses on our investment securities portfolios. Increased unrealized losses on investment securities or other assets on our balance sheet can reduce market or client confidence in us, which could limit our ability to attract new client assets and accounts or result in the transfer of client assets and accounts from the Company.

A rise in interest rates may also reduce our bank deposit account fee revenue, as clients may reallocate assets out of bank deposit account balances and into higher-yielding investment alternatives, as we experienced in 2022 and 2023. The 2023 IDA agreement involves certain commitments, including the maintenance of prescribed minimum and maximum IDA balances, that limit our ability to respond to changes in interest rates and may impact our profitability and bank deposit account fee revenue. The bank deposit account fee revenue that we earn related to the IDA agreement may be less than the net interest revenue that we could have earned if the deposit balances were swept to our banking subsidiaries rather than the TD Depository Institutions. When we are permitted to reduce the IDA balances, we can only move the balances to our banking subsidiaries if we have sufficient capital.

Problems encountered by other financial institutions and responsive measures to manage such problems could adversely affect financial markets generally, could have an adverse effect on our financial position or results of operations, and have indirect adverse effects on us.

Concerns regarding the soundness or creditworthiness of other financial institutions can cause substantial disruption within the financial markets and have negative impacts for us and our industry, including reductions in availability of liquidity, higher borrowing costs, and higher costs of capital. Such concerns regarding one or more financial institutions may also advance public concerns regarding Schwab or the financial services industry more broadly, which could harm our reputation and adversely affect our results of operations and financial condition, even if underlying matters impacting other financial institutions are of limited or no direct applicability to us. Financial institutions are interrelated through trading, clearing, or other relationships, and, as a result, concerns about the financial condition of one or more institutions could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This risk may adversely affect financial intermediaries, such as broker-dealers, banks, clearing houses, securities exchanges, market makers, and others, with which we interact on a daily basis, and therefore, could adversely affect us.

THE CHARLES SCHWAB CORPORATION

Events affecting the financial services industry may also result in potentially adverse changes to laws or regulations governing banks and savings and loan holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our business. Following the failure of several U.S. banks in 2023, the U.S. federal banking agencies proposed rules that would significantly impact our regulatory capital requirements, including requiring us to include AOCI in regulatory capital, as well as rules that would require minimum levels of eligible long-term debt at CSC and our banking subsidiaries. As a result of increased regulatory expectations regarding capital requirements applicable to the Company, we have been taking, and continue to take, measures to increase our capital, including the cessation of share repurchases. In addition, the cost of resolving the recent bank failures has resulted in increased FDIC costs and may prompt the FDIC to further increase its premiums or to issue additional special assessments, which could have a material negative impact on our profitability and our business.

Liquidity Risk

A significant decrease in our liquidity could negatively affect our business as well as reduce client confidence in us.

Maintaining adequate liquidity is crucial to our business operations, including transaction settlement, custody requirements, and lending commitments, among other liquidity needs. We meet our liquidity needs primarily from working capital and cash generated by client activity as well as external financing. Fluctuations in client cash or deposit balances, as well as market conditions or changes in regulatory treatment of client deposits, may affect our ability to meet our liquidity needs. A reduction in our liquidity position could reduce client confidence in us, which could result in the transfer out of client assets and accounts, or could cause us to fail to satisfy our liquidity requirements, including the LCR. In addition, if our broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, or if a depository institution subsidiary is unable to obtain regulatory approval, when required, to declare a dividend, regulators could limit the subsidiaries’ ability to upstream funds to CSC or limit their operations, which could reduce CSC’s liquidity and adversely affect its ability to repay debt, pay dividends on CSC’s preferred stock and common stock, repurchase its shares, or redeem its preferred stock. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect our liquidity position include CS&Co and TDAC having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in banking or brokerage client accounts, such as the significant client reallocation from sweep cash to higher-yielding investments that we experienced in 2022 and 2023 in response to rapid interest rate increases, a dramatic increase in our lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in us resulting in unanticipated withdrawals of client funds. As a member firm of securities and derivatives clearing houses, we are required to deposit cash, stock and/or government securities for margin requirements and to clearing funds. The margin requirements may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility, and member firms like us have been required to deposit additional funds. Clearing houses could also require additional funds from member firms if a clearing member defaults on its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits.

When available cash is not sufficient for our liquidity needs, we may be required to seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC, CS&Co, and TDAC maintain uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

When short-term interest rates rapidly increase, as they did in 2022 and 2023, client movement of certain cash balances out of our sweep features and into higher-yielding alternatives generally increases. When these outflows outpace excess cash on hand and cash generated by maturities and paydowns on our investment and loan portfolios, as they did in 2022 and 2023, we may need to rely on temporary supplemental funding, such as advances under Federal Home Loan Bank (FHLB) secured credit facilities, borrowings under repurchase agreements with external financial institutions, issuances of brokered certificates of deposit (CDs), or other sources of funding, which have higher costs and could be subject to limitations on availability. In addition, to access new FHLB advances or roll over existing advances, our banking subsidiaries must maintain positive tangible capital, as defined by the Federal Housing Finance Agency. Larger unrealized losses on our available for sale (AFS) portfolio due to higher market interest rates negatively impact our capital position inclusive of AOCI, including our tangible capital.

THE CHARLES SCHWAB CORPORATION

Compliance Risks

Extensive regulatory supervision of our businesses may subject us to significant penalties or limitations on business activities.

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

Regulators have broad discretion in connection with their supervisory and enforcement activities and examination policies, and could prevent us from pursuing our business strategy. Regulators could also limit our ability to grow, including adding assets, launching new products, making acquisitions, and undertaking strategic investments. Our banking regulators could require CSC and/or our banking subsidiaries to hold more capital, increase liquidity, or limit their ability to pay dividends or CSC’s ability to repurchase or redeem shares. Despite our efforts to comply with applicable legal requirements, there are a number of risks, particularly in areas where applicable laws or regulations may be unclear or where regulators could revise their previous guidance. Any enforcement actions or other proceedings brought by our regulators against us or our affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension, disqualification or expulsion, or other disciplinary sanctions, including limitations on our business activities, any of which could harm our reputation and adversely affect our results of operations and financial condition.

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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, money market funds, standards of conduct with clients, conflicts of interest, regulatory treatment of deposit accounts, CRA, changes in required minimum capital and capital structure, and changes in equity market structure, including rules relating to order routing and order-related revenues, may directly affect our operations and profitability or our specific business lines. Recently, the SEC has proposed or adopted a number of new rules, and these new or proposed rules involve sweeping changes that could require significant shifts in industry operations and practices, thereby increasing uncertainty for markets and investors. The U.S. federal banking agencies have recently proposed rules regarding regulatory capital and long-term debt, and compliance with these proposed rules may result in increased costs and reduce our net income. In addition, the U.S. Department of Labor recently proposed rules to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, which, among other requirements, would subject broker-dealers who provide non-discretionary investment advice to retirement plans to a “best interest” standard. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs and could limit our ability to return capital to stockholders. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury, and operations functions.

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

THE CHARLES SCHWAB CORPORATION

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

CSC is subject to the CCAR process, which requires submission of an annual capital plan, and determination of CSC’s stress capital buffer. The plan must include a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted. CSC’s risk-based capital ratios must exceed the regulatory minimum plus the stress capital buffer. The stress capital buffer could make us subject to progressively more stringent constraints on capital actions if we approach our minimum ratios. This could lead to restrictions on our ability to pay or increase dividends or otherwise return capital to stockholders.

If the average of CSC’s total consolidated assets for four consecutive calendar quarters reaches $700 billion, or if the average of cross-jurisdictional activity for four consecutive calendar quarters reaches $75 billion, CSC will become subject to more stringent Category II requirements, including annual stress testing, the advanced approaches framework, and the inability to opt out of including AOCI in regulatory capital calculations. At December 31, 2023, CSC had approximately $493 billion in total assets and cross-jurisdictional activity of approximately $25 billion. See also Part II – Item 7 – Current Regulatory and Other Developments for discussion of regulatory proposals that could, among other things, require the Company to include AOCI in its regulatory capital calculations.

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

Actions brought against us may result in settlements, awards, injunctions, fines, penalties or other results adverse to us, including reputational harm. Even if we are successful in defending against these actions, the defense of such matters may result in us incurring significant expenses. We may also determine that it is in the Company’s best interests to settle a matter, such as to avoid protracted litigation, even though the Company may have strong defenses. A substantial judgment, settlement, fine, or penalty could be material to our operating results or cash flows for a particular future period, depending on our results for that period. In market downturns and periods of heightened volatility, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased.

Operational Risk

Security breaches of our systems, or those of our clients or third parties, may subject us to significant liability and damage our reputation.

Our business involves the secure processing, storage, and transmission of confidential information about our clients and us. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile and cloud technologies to conduct financial transactions, and the increased sophistication and activities, including the use of artificial intelligence technologies, of organized crime, activists, hackers and other external parties, including foreign state actors. Our systems and those of other financial institutions, as well as those of our third-party service providers, have been and will continue to be the target of cyber attacks, malicious code, computer viruses, ransomware, and denial of service attacks that could

THE CHARLES SCHWAB CORPORATION

result in unauthorized access, misuse, loss or destruction of data (including confidential client information), account takeovers, unavailability of service or other events. Despite our efforts to ensure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means, for example, employee misconduct.

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

Security breaches, including breaches of our security measures or those of our third-party service providers or clients, could result in a violation of applicable privacy and other laws and could subject us to significant liability or loss that may not be covered by insurance, actions by our regulators, damage to our reputation, or a loss of confidence in our security measures which could harm our business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures. We may also be required to pay ransom to threat actors to restore or prevent dissemination of data.

We also face risk related to external fraud involving the misappropriation and use of clients’ user names, passwords or other personal information to gain access to our clients’ financial accounts. This could occur from the compromise of clients’ personal electronic devices or as a result of a data security breach at an unrelated company where clients’ personal information is taken and then made available to fraudsters. Additionally, data exposure can result from a failure to adequately destroy data during system or asset decommissioning, which might result in client or Company information being made available to external parties in error. Such risks have grown in recent years due to the increased sophistication and activities of organized crime and other external parties, including foreign state-sponsored parties. Losses reimbursed to clients under our guarantee against unauthorized account activity could have a negative impact on our business, financial condition and results of operations.

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

THE CHARLES SCHWAB CORPORATION

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

Fund and trust management and administration are complex activities and include functions such as recordkeeping and accounting, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Failure to properly perform operational tasks, or the misrepresentation of our services and products could subject us to regulatory sanctions, penalties, or litigation, and result in reputational damage, liability to clients, and the termination of investment management or administration agreements, and the withdrawal of assets under our management.

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

We rely on external service providers to perform certain key technology, cloud infrastructure, processing, servicing, and support functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties, natural disasters, extreme weather, power outage, public health crises, political developments, war, international disputes, or for any other reason, and our inability to make alternative arrangements in a timely manner could disrupt our operations, impact our ability to offer certain products and services, and result in financial losses to us. We temporarily lost the services from some of our outsourced service providers during the COVID-19 pandemic which contributed to increased client service response and processing times. Following Russia’s invasion of Ukraine, we had to replace certain vendor resources which added incremental complexity in earlier phases of our TD Ameritrade conversion work. Switching to an alternative service provider may require a transition period and result in less efficient operations.

We rely on financial intermediaries to execute and settle client orders and transactions with financial intermediaries are a significant source of revenue.

We rely on market makers, dealers, securities exchanges, clearing houses, and other financial intermediaries to execute and settle our clients’ orders. In addition, payments received from market makers and exchanges in connection with the execution of client equity and options trades, and from dealers and other counterparties in connection with securities lending, account for significant revenue. The unwillingness or inability of any of these parties to perform their usual functions coupled with the unavailability of alternative arrangements could result in our clients’ orders not getting executed or settled. This may be due to market volatility, uneconomic trading conditions, capacity constraints, financial constraints, system failures, unanticipated trading halts invoked by securities exchanges, market closures, or other reasons. Our inability to get client orders executed or settled because of the unwillingness or inability of these parties to perform their usual functions could result in client dissatisfaction and reputational harm and expose us to client claims for damages.

THE CHARLES SCHWAB CORPORATION

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

When clients purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, we are subject to the risk that clients may default on their obligations when the value of the securities and cash in their accounts falls below the amount of clients’ indebtedness. Our margin, options and futures business has materially increased as a result of our TD Ameritrade acquisition, and market liquidity represents an increased risk. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses, especially if there is a lack of liquidity.

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

Our bank loans primarily consist of First Mortgages, PALs, and HELOCs. Increases in delinquency and default rates, housing and stock price declines, increases in the unemployment rate, and other economic factors, can result in increases in allowances for credit losses and related credit loss expense, as well as write downs on such loans.

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

The Company sponsors a number of proprietary money market mutual funds and other proprietary funds. Although the Company has no obligation to do so, the Company may decide for competitive or other reasons to provide credit, liquidity or other support to our funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause the Company to take significant charges, could reduce the Company’s liquidity and, in certain situations, could, with respect to proprietary funds other than money market mutual funds, result in the Company having to consolidate one or more funds in its financial statements. If the Company were to choose not to provide credit, liquidity or other support in such a situation, the Company could suffer reputational damage and its business could be adversely affected.

Risks Related to Our TD Ameritrade Integration

We are working to complete one of the largest brokerage account conversions and could experience unanticipated issues.

As part of our integration of TD Ameritrade, the Company expects to complete the remaining client transitions from TD Ameritrade to Schwab in a final transition group in May of 2024. This final transition group includes our most active trader accounts which drive significant revenue for TD Ameritrade and are, therefore, important to the revenue of the combined company. Although we have undertaken extensive planning and testing, the account transitions are complicated and we could experience issues which cause the final transition group or the remaining integration work to be delayed, or negatively impact the client experience. Such issues could adversely impact client retention, integration-related costs, the timing for realizing synergies including those dependent on the wind-down of the operations of the TD Ameritrade broker-dealers, our reputation, and compliance with regulatory requirements.

THE CHARLES SCHWAB CORPORATION

We have experienced unanticipated issues earlier in the integration process that added complexity to our conversion work, including a need to increase capacity of our systems earlier in the integration process beyond our original technology build-out plan and other complexities of technology development. Though technology development to support the remaining client account transitions is now substantially complete, unanticipated issues could arise, including in relation to the wind-down of certain technology used by our broker-dealer subsidiaries.

In connection with the completed 2023 transitions, the Company experienced attrition in client assets from former TD Ameritrade retail accounts and RIAs that was within our initial estimates when we announced the acquisition. It is possible that the remaining integration process could result in the loss of clients, including to a greater degree than previously planned or experienced in relation to the 2023 client account conversions.

We expect to continue to incur significant costs in 2024 to finish combining the operations of Schwab and TD Ameritrade, including workforce, technology-related, and facilities consolidation costs. Additional unanticipated costs may be incurred in the integration process. If we are not able to successfully transition the remaining client accounts, and complete planned technology wind-down activities, within the anticipated time frames, the anticipated cost savings and other benefits of the merger may not be realized fully or may take longer to realize than expected.

Other Business Risks

Potential strategic transactions could have a negative impact on our financial position.

We evaluate potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on our financial position, results of operations, or cash flows. The process of evaluating, negotiating, effecting, and integrating any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. The integration process could result in the disruption of ongoing businesses or changes to inconsistent standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, employees, outsourced service providers and vendors. In addition, an acquisition may cause us to assume liabilities or become subject to litigation or regulatory proceedings or require the amortization of a large amount of acquired intangible assets. Further, we may not realize the anticipated benefits from an acquisition (including without limitation the acquisition of TD Ameritrade) in a timely manner or at all, and any future acquisition could be dilutive to our current stockholders’ percentage ownership or to earnings per common share (EPS).

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

Our stock price can be volatile. Among the factors that may affect the volatility of our stock price are the following:

•Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, expense discipline, strategic transactions, the expected benefits from our TD Ameritrade acquisition, or ratings from third parties;
•The announcement of new products, services, acquisitions, or dispositions by us or our competitors;
•Increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results;
•Business metrics, such as client cash and net new client assets; and
•Sales of a substantial number of shares of our common stock by large stockholders.

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

Our ongoing relationships with The Toronto-Dominion Bank and its affiliates could have a negative impact on us.

Although our acquisition of TD Ameritrade was structured such that completion of the merger would not result in CSC either (i) being deemed to be “controlled” (as that term is interpreted by the Federal Reserve under the BHC Act or HOLA) by The Toronto-Dominion Bank (TD Bank) or (ii) being deemed to be in “control” of any of TD Bank’s depository institutions, changes in circumstances could trigger presumptions of control under the Federal Reserve’s regulations. This could occur if TD Bank and its affiliates own more than 9.9% of Schwab common stock, as interpreted in accordance with the applicable rules of the Federal Reserve. While the Stockholder Agreement between CSC and TD Bank prohibits TD Bank and its affiliates from exceeding the 9.9% threshold, it could happen unintentionally. This presumption of control could also be triggered if the revenue generated to either us or to any of the TD Bank depository institutions exceeds a certain percentage. The Stockholder Agreement contains provisions to address such situations.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Information security, including cybersecurity, is the risk of unauthorized access, use, disclosure, disruption, modification, recording or destruction of the firm’s information or systems. As a large company in the financial services industry, we do business with a large number of clients, counterparties, and third-party service providers, and the nature of Schwab’s business involves the secure processing, storage, and transmission of confidential information about our clients and us. We process, record, and monitor a high volume of transactions, and our operations are highly dependent on the integrity of our technology systems. As a result, we face extensive cybersecurity risks. It is through a combination of specialized internal and external teams, coupled with security software tools, that Schwab identifies, assesses, and manages material cybersecurity risk, and implements and enhances over time our cybersecurity policies, procedures, and strategies to reduce risk. We also maintain processes and procedures for identifying and investigating cybersecurity threats and remediation should an incident occur. Though the impact of prior cybersecurity events experienced by the Company has not been material to the Company’s strategy, results of operations, or financial condition, we continue to face increasing cybersecurity risks.

THE CHARLES SCHWAB CORPORATION

CSC’s Board of Directors oversees management’s processes for risk management, and the Risk Committee of the Board of Directors assists the Board in fulfilling its oversight responsibilities with respect to managing risks, including cybersecurity risks. Integrated within the Company’s overall enterprise risk management program, Schwab has an established information security program that knits together complementary tools, controls, and technologies to protect systems, client accounts and data. We continuously monitor the systems and work collaboratively with government agencies, law enforcement, and other financial institutions to address potential threats. We deploy advanced monitoring systems to identify suspicious activity and deter unauthorized access by internal or external actors. We also maintain policies, standards, and procedures, which apply to employees, contractors, and third parties, regarding the standard of care expected with all data, whether the data is internal company information, employee information, or non-public client information. This includes limiting the number of employees who have access to clients’ personal information and internal authentication measures enforced to protect against the unauthorized use of employee credentials. All employees who handle sensitive information are trained in privacy and security. Schwab also engages with external firms specializing in discrete areas of cybersecurity to assess the Company’s practices, vulnerabilities, and overall cyber risk posture.

Schwab’s corporate cybersecurity program is led by our Chief Information Security Officer (CISO), who reports to our Chief Information Officer (CIO). The current CISO has been in his role for several years, and is responsible for our overall cybersecurity strategy, security engineering, security operations, cyber threat detection and incident response, and technology risk and compliance. Our CISO has extensive experience assessing and managing cybersecurity risk, and is supported by a cybersecurity organization comprised of hundreds of professionals, many of whom hold various certifications such as Certified Information Systems Security Professional, Certified Information Security Manager, and Certified in Risk and Information System Control. Our CISO and CIO attend meetings of and present to the Risk Committee of CSC’s Board of Directors on our prevention, detection, mitigation, and remediation efforts of our cybersecurity program. We also have an escalation process in place to inform senior management and the Board of Directors of material cybersecurity incidents in a timely manner.

See Item 1A. Risk Factors for additional information on cybersecurity risk. See also Part II – Item 7 – Risk Management for additional information on the Company’s Enterprise Risk Management Framework, including further discussion of the Company’s risk governance and the management of related risks.

Item 2.     Properties

As part of our real estate energy management program, Schwab incorporates sustainable practices and procedures to guide our facilities’ design, materials, and building technologies. A summary of Schwab’s significant locations is presented in the following table.

December 31, 2023	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
Westlake, TX	22	795
Service and other office space:
Phoenix, AZ	67	728
Denver, CO	—	767
Omaha, NE	—	578
Austin, TX	—	561
San Francisco, CA	417	—
Southlake, TX	13	375
St. Louis, MO	—	375
Chicago, IL	223	—
Jersey City, NJ	208	—
Indianapolis, IN	—	161
Orlando, FL	159	—
Richfield, OH	—	117
El Paso, TX	—	105

The square footage amounts presented in the table above are net of space that has been subleased to third parties. Our corporate headquarters, data centers, offices, and service centers support both of our segments.

THE CHARLES SCHWAB CORPORATION

During 2023, the Company continued its integration of TD Ameritrade and engaged in certain other cost reduction efforts, including to decrease its real estate footprint. As part of these actions, the Company’s use of certain of the above locations was decreased in 2023, including Jersey City, NJ and San Francisco, CA, and certain additional reductions in the Company’s real estate footprint are expected in 2024. See Part II – Item 8 – Notes 7, 13, and 15 for additional information.

As of December 31, 2023, the Company had more than 380 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore. Substantially all branch offices are located in leased premises.

Item 3.     Legal Proceedings

For a discussion of legal proceedings, see Part II – Item 8 – Note 14.

Item 4.     Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2024, was 5,045. The closing market price per share on that date was $62.92.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Standard & Poor’s® 500 Index, and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2018	2019	2020	2021	2022	2023
The Charles Schwab Corporation	$100	$116	$132	$212	$212	$178
Standard & Poor’s 500 Index	$100	$131	$156	$200	$164	$207
Dow Jones U.S. Investment Services Index	$100	$124	$147	$206	$185	$209

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 8 – Note 21 and Part III – Item 12.

Issuer Purchases of Equity Securities

On July 27, 2022, CSC publicly announced that its Board of Directors terminated its prior repurchase authorization and replaced it with a new authorization to repurchase up to $15.0 billion of common stock. The authorization does not have an expiration date. See also Item 8 – Note 19.

THE CHARLES SCHWAB CORPORATION

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2023 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
October:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	94	$53.78	N/A	N/A
November:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	318	$53.20	N/A	N/A
December:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	2	$63.61	N/A	N/A
Total:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	414	$53.37	N/A	N/A
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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value; and maintaining our competitive position (see Business Strategy and Competitive Environment, and Products and Services in Part I – Item 1);
•The impact from adjustments related to the Market Risk Rule (see Regulation in Part I – Item 1);
•Expected benefits from the TD Ameritrade acquisition; expected timing for the TD Ameritrade client transitions; deal-related asset attrition; and cost estimates and timing, including acquisition and integration-related costs, capital expenditures, cost synergies, and exit and other related costs (see Business Acquisition in Part I – Item 1; Overview –Integration of TD Ameritrade in Part II – Item 7; and Exit and Other Related Liabilities in Part II – Item 8 – Note 15);
•Actions to streamline our operations and our expectation of incremental run-rate cost savings and the timing and amount of associated exit and related costs (see Overview – Other in Part II – Item 7; and Exit and Other Related Liabilities in Part II – Item 8 – Note 15);
•The outcome and impact of legal proceedings and regulatory matters (see Legal Proceedings in Part I – Item 3; and Commitments and Contingencies in Part II – Item 8 – Note 14);
•Anticipated expenses and investments to support business growth and growth in our client base (see Overview and Results of Operations – Total Expenses Excluding Interest in Part II – Item 7);
•The expected impact of proposed and final rules (see Regulation in Part I – Item 1; and Current Regulatory and Other Developments in Part II – Item 7);
•Net interest revenue; the adjustment of rates paid on client-related liabilities; and outstanding balances and the use of supplemental funding (see Results of Operations – Net Interest Revenue in Part II – Item 7);
•Capital expenditures (see Results of Operations – Total Expenses Excluding Interest in Part II – Item 7);
•Impact from the phase-out of LIBOR (see Risk Management – Phase-out of LIBOR in Part II – Item 7);
•Management of interest rate risk; the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity, and liability and asset duration (see Risk Management in Part II – Item 7);
•Sources and uses of liquidity and capital; and Tier 1 Leverage Ratio operating objective (see Liquidity Risk, Capital Management, Regulatory Capital Requirements, and Dividends in Part II – Item 7);
•Capital management; the return of capital to stockholders; the migration of IDA balances to our balance sheet; expectations about capital requirements, including AOCI, and meeting those requirements; and plans regarding capital and dividends (see Capital Management – Regulatory Capital Requirements in Part II – Item 7; and Commitments and Contingencies in Part II – Item 8 – Note 14);
•The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Part II – Item 8 – Note 2); and
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Part II – Item 8 – Note 14 and Financial Instruments Subject to Off-Balance Sheet Credit Risk – Client Trade Settlement in Note 17).

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
•General market conditions, including the level of interest rates and equity market valuations;
•Our ability to attract and retain clients, develop trusted relationships, and grow client assets;
•Client use of our advisory and lending solutions and other products and services;
•The level of client assets, including cash balances;
•Client sensitivity to deposit rates;
•Competitive pressure on pricing, including deposit rates;
•The level and mix of client trading activity, including daily average trades, margin balances, and balance sheet cash;
•Regulatory guidance and adverse impacts from new or changed legislation, rulemaking or regulatory expectations;
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

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Risk Factors in Part I – Item 1A.

GLOSSARY OF TERMS

Active brokerage accounts: Brokerage accounts with activity within the preceding 270 days.

Accumulated Other Comprehensive Income (AOCI): A component of stockholders’ equity which primarily includes unrealized gains and losses on AFS securities and securities transferred from the AFS category to the held to maturity (HTM) category.

Asset-backed securities: Debt securities backed by financial assets such as loans or receivables.

Assets receiving ongoing advisory services: Market value of all client assets custodied at the Company under the guidance of an independent advisor or enrolled in one of Schwab’s advice solutions at the end of the reporting period.

Bank deposit account balances (BDA balances): Clients’ uninvested cash balances held off-balance sheet in deposit accounts at unconsolidated third-party financial institutions, pursuant to the IDA agreement and agreements formerly in effect with other third-party financial institutions. Average BDA balances represent the daily average balance for the reporting period.

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

Client cash as a percentage of client assets: Calculated as the value, at the end of the reporting period, of all money market fund balances, bank deposits excluding brokered CDs issued by CSB, Schwab One® balances, BDA balances, and certain cash equivalents divided by client assets.

Common Equity Tier 1 (CET1) Capital: The sum of common stock and related surplus net of treasury stock, retained earnings, AOCI, and qualifying minority interests, less applicable regulatory adjustments and deductions. As a Category III banking organization, CSC has elected to exclude AOCI from CET1 Capital.

Common Equity Tier 1 Risk-Based Capital Ratio: The ratio of CET1 Capital to total risk-weighted assets as of the end of the period.

Core net new client assets: Net new client assets before significant one-time inflows or outflows, such as acquisitions/divestitures or extraordinary flows (generally greater than $10 billion) relating to a specific client, and activity from off-platform brokered CDs issued by CSB. These flows may span multiple reporting periods.

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

Interest-bearing liabilities: Primarily includes bank deposits, payables to brokerage clients, Federal Home Loan Bank borrowings, other short-term borrowings, and long-term debt on which Schwab pays interest.

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

U.S. federal banking agencies: Refers to the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, and the CFPB.

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

Results for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Percent Change 2022-2023	2023	2022	2021
Client Metrics
Net new client assets (in billions) (1)	(17)%	$337.2	$406.9	$516.2
Core net new client assets (in billions)	(29)%	$305.7	$427.7	$558.2
Client assets (in billions, at year end)	21%	$8,516.6	$7,049.8	$8,138.0
Average client assets (in billions)	7%	$7,793.8	$7,292.8	$7,493.8
New brokerage accounts (in thousands)	(6)%	3,806	4,044	7,306
Active brokerage accounts (in thousands, at year end)	3%	34,838	33,758	33,165
Assets receiving ongoing advisory services (in billions, at year end)	18%	$4,338.8	$3,673.2	$4,064.4
Client cash as a percentage of client assets (at year end) (2)		10.5%	12.2%	10.9%
Company Financial Information and Metrics
Total net revenues	(9)%	$18,837	$20,762	$18,520
Total expenses excluding interest	10%	12,459	11,374	10,807
Income before taxes on income	(32)%	6,378	9,388	7,713
Taxes on income	(41)%	1,311	2,205	1,858
Net income	(29)%	$5,067	$7,183	$5,855
Preferred stock dividends and other	(24)%	418	548	495
Net income available to common stockholders	(30)%	$4,649	$6,635	$5,360
Earnings per common share — diluted	(27)%	$2.54	$3.50	$2.83
Net revenue growth from prior year		(9)%	12%	58%
Pre-tax profit margin		33.9%	45.2%	41.6%
Return on average common stockholders’ equity		16%	18%	11%
Expenses excluding interest as a percentage of average client assets		0.16%	0.16%	0.14%
Consolidated Tier 1 Leverage Ratio (at year end)		8.5%	7.2%	6.2%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)		$11,029	$10,386	$9,724
Adjusted diluted EPS		$3.13	$3.90	$3.25
Return on tangible common equity		54%	42%	22%
(1) 2023 includes net inflows of $32.5 billion from off-platform brokered CDs issued by CSB and $12.0 billion from a mutual fund clearing services client and outflows of $13.0 billion from an international relationship. 2022 includes outflows of $20.8 billion from certain mutual fund clearing services clients. 2021 includes outflows of $42.0 billion from certain mutual fund clearing services clients.
(2) Beginning in 2023, client cash as a percentage of client assets excludes brokered CDs issued by CSB. Prior periods have been recast to reflect this change.
(3) Beginning in 2023, adjustments made to GAAP financial measures also include restructuring costs. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

2023 Compared to 2022

Through an uneven environment in 2023, with shifting views on the trajectory of the U.S. economy, persistent geopolitical unrest, and turmoil beginning early in the year within the banking sector, our “no trade-offs” value proposition continued to

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

resonate with investors. The Federal Reserve raised the Federal Funds rate four times in the first three quarters of 2023 for a total of 100 basis points before holding rates unchanged since July. Although equity markets were volatile during 2023, ultimate returns were strong with the S&P 500® rising 24% and the NASDAQ Composite® increasing 43%. Investor sentiment was also volatile throughout 2023; strongly bearish in the first quarter before recovering in the second, then declining again in the third quarter. Investor sentiment recovered significantly in the fourth quarter to end the year with a solid bullish viewpoint.

Despite this mixed sentiment, our clients remained engaged with the markets and with Schwab. Clients entrusted us with $305.7 billion in core net new assets in 2023. Total client assets reached $8.52 trillion as of December 31, 2023, rising 21% from year-end 2022 as a result of asset gathering and market gains, partially offset by some expected deal-related attrition from clients originating at TD Ameritrade. Trading volume declined somewhat from the prior year, as DATs were 5.4 million in 2023, down 9% from 2022. Clients opened 3.8 million new brokerage accounts, bringing active brokerage accounts to 34.8 million at year-end, up 3% year-over-year. Clients sought to take advantage of higher market interest rates in 2023, and we saw significant client cash reallocation from our sweep products into higher-yielding alternatives offered by Schwab. While bank sweep deposits and payables to brokerage clients decreased by a total of $126.1 billion during 2023, client assets invested in Schwab’s proprietary money market funds and fixed income securities increased by a total of $383.8 billion.

Schwab’s financial performance during 2023 reflected the challenges of navigating a market environment shaped by the Federal Reserve’s interest rate tightening policy and the follow-on effects stemming from the regional banking crisis beginning in March. Schwab’s net income totaled $5.1 billion in 2023 and diluted EPS was $2.54, down 29% and 27%, respectively, from the prior year. Adjusted diluted EPS (1) was $3.13 in 2023, down 20% from $3.90 in 2022.

Total net revenues were $18.8 billion in 2023, down 9% from the prior year as client cash realignment activity impacted our net interest revenue. Net interest revenue was $9.4 billion in 2023, down 12% from the prior year, as the benefits of rising rates were more than offset by increased utilization of higher-cost supplemental funding and lower interest-earning assets. Asset management and administration fees totaled $4.8 billion in 2023, rising 13% from 2022, primarily as a result of growth in money market funds, as well as improvement in equity markets and growth in our other proprietary fund products, partially offset by lower balances of certain third-party funds. Trading revenue was $3.2 billion in 2023, down 12% from 2022, due primarily to mix of client trading activity and overall lower trading volume. Bank deposit account fee revenue was $705 million in 2023, down 50% from the prior year due to lower average BDA balances and lower net yields, as well as $97 million in one-time breakage fees related to ending our arrangements with certain third-party banks in the first quarter of 2023. BDA balances totaled $97.5 billion at December 31, 2023, down 23% from year-end 2022 due primarily to client cash allocation decisions.

Total expenses excluding interest were $12.5 billion in 2023, increasing 10% from 2022. This increase was due primarily to restructuring charges incurred in the second half of 2023, higher regulatory fees and assessments due primarily to an increase in FDIC assessments including the recognition of a $172 million special assessment in the fourth quarter, as well as higher expenses for compensation and benefits and depreciation and amortization, due primarily to growth in average headcount and investment in technology to support growth in our client base and the TD Ameritrade integration. Adjusted total expenses (1) were $11.0 billion in 2023, higher by 6% from 2022. Acquisition and integration-related costs were $401 million in 2023, up 2% from 2022, and amortization of acquired intangibles was $534 million, down 10% from 2022 as certain assets from the TD Ameritrade acquisition were fully amortized beginning in the fourth quarter of 2022. Beginning in the third quarter of 2023, adjusted total expenses (1) also excludes restructuring costs, which totaled $495 million in 2023, related to efforts to achieve run-rate cost savings in preparation for post-integration of TD Ameritrade.

Return on average common stockholders’ equity was 16% for 2023, down from 18% in 2022. Return on tangible common equity (1) (ROTCE) was 54% in 2023, up from 42% in 2022. These changes primarily reflected lower average stockholders’ equity and lower net income in 2023. Average stockholders’ equity was lower in 2023 due to a year-over-year decrease in average AOCI driven by unrealized losses on our AFS investment securities portfolio and securities transferred from AFS to HTM in 2022 (see Item 8 – Note 5).

Throughout 2023, the Company continued its diligent approach to balance sheet management and sought to prioritize flexibility. During 2023, we issued $6.2 billion in senior notes to prepare for upcoming maturities as well as provide additional liquidity during the larger TD Ameritrade conversion weekends. Total balance sheet assets decreased 11% from year-end 2022 to $493.2 billion at December 31, 2023, due primarily to client cash realignment amid the higher interest rate environment. To assist in facilitating these client cash movements from sweep products to high-yielding cash and fixed income alternatives, the

(1) Adjusted diluted EPS, adjusted total expenses, and return on tangible common equity are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company utilized supplemental funding sources, including FHLB borrowings and issuances of brokered CDs. As realignment activity significantly decreased in the second half of the year, by year-end, we reduced the total outstanding balance of such supplemental sources by approximately 18% from the peak balances reached in May 2023. Driven by a combination of the Company’s net income and also a smaller balance sheet in 2023, our consolidated Tier 1 Leverage Ratio increased to 8.5% as of year-end.

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

Schwab’s financial performance in 2022 reflected the resiliency of our diversified financial model in a challenging macroeconomic environment and impacts from higher market interest rates. Net income totaled $7.2 billion in 2022 and diluted EPS was $3.50, representing year-over-year growth of 23% and 24%, respectively. Adjusted diluted EPS (1) was $3.90 in 2022, up from $3.25 in 2021.

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

Total expenses excluding interest amounted to $11.4 billion in 2022, increasing 5% from 2021, and adjusted total expenses (1) were $10.4 billion, up 7% from the prior year. These increases reflected higher compensation and benefits expense and higher occupancy and equipment expense, as we continued to invest in our people and technology to support ongoing growth in our client base. These increases were partially offset by lower other expense, which included a charge of approximately $200 million in 2021 for a regulatory matter settled in 2022. Acquisition and integration-related costs and amortization of acquired intangibles were $392 million and $596 million, respectively, in 2022, compared with $468 million and $615 million, respectively, in 2021.

Return on average common stockholders’ equity grew to 18% in 2022 from 11% in 2021, while ROTCE (1) increased to 42% in 2022 compared with 22% in 2021. The increases in both return on average common stockholders’ equity and ROTCE were due primarily to lower stockholders’ equity and growth in net income. Stockholders’ equity declined in 2022 primarily due to a significant decrease in AOCI, as higher market interest rates resulted in larger unrealized losses on our AFS investment securities portfolio. In January and November 2022, the Company transferred $108.8 billion and $79.8 billion, respectively, of investment securities from the AFS category to the HTM category (see Capital Management and Item 8 – Note 5).

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company continued its diligent approach to balance sheet management in 2022, maintaining appropriate capital and liquidity to support client activity and returning excess capital to stockholders. As market rates rose from near-zero levels at the beginning of the year, clients allocated a growing portion of their assets to higher-yielding cash and fixed income alternatives.

Total balance sheet assets decreased 17% year-over-year to $551.8 billion at December 31, 2022 as a result of these client cash allocation decisions and unrealized losses on AFS securities, both resulting primarily from higher market interest rates. To facilitate these client cash movements, we took steps to enhance our liquidity by limiting new portfolio investments to help build available cash and utilizing supplemental funding sources including FHLB advances and brokered CDs.

We increased our common stock dividend by 22% during 2022, and implemented a $15 billion share repurchase authorization in July. Repurchases under this new authorization totaled 47 million shares for $3.4 billion in 2022. The Company issued $750 million in preferred stock in the first quarter of 2022, and redeemed a total of $1.0 billion of preferred stock during the second half of the year. Inclusive of these actions, the Company’s Tier 1 Leverage Ratio finished the year at 7.2%.

Integration of TD Ameritrade

The Company has made significant progress in its integration of TD Ameritrade. Over the course of 2023, the Company transitioned approximately $1.6 trillion in client assets across more than 15 million client accounts, including 7,000 RIAs, from TD Ameritrade to the Schwab platform across four transition groups. The Company has now completed the transition of RIAs and approximately 90% of all TD Ameritrade client accounts. In connection with the completed 2023 transitions, we have experienced some deal-related attrition of client assets from retail accounts and RIAs, which have been below our initial estimates when we announced the acquisition. The Company expects to complete the remaining client transitions from TD Ameritrade to Schwab in a final transition group in May 2024.

The Company continues to expect total acquisition and integration-related costs and capital expenditures will be between $2.4 billion and $2.5 billion. The Company’s estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on certain factors, including the duration and complexity of the remaining integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs as we prepare for the last transition group and remaining integration work include the level of employee attrition, the complexity to wind-down the operations of the TD Ameritrade broker-dealers and related technology, and real estate-related exit cost variability.

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $401 million, $392 million, and $468 million in 2023, 2022, and 2021, respectively, and the Company expects to incur acquisition and integration-related costs of approximately $200 million in 2024. Over the course of the integration, we continue to expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through December 31, 2023, we have achieved approximately 80% of this amount on an annualized run-rate basis. The Company expects to achieve the vast majority of the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. The estimated timing and amounts of synergy realization remain subject to change as we progress through the remaining stages of the integration. See also Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 8 – Note 15.

Other

In addition to cost synergies directly related to the integration of TD Ameritrade, the Company has taken incremental actions to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. Through these actions, the Company expects to realize at least $500 million of incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company expects to incur total exit and related costs, primarily related to employee compensation and benefits and facility exit costs of approximately $500 million, inclusive of costs recognized through December 31, 2023 of $495 million. The Company anticipates the remaining costs, primarily related to real estate, will be incurred during 2024. Refer to Results of Operations – Total Expenses Excluding Interest and Item 8 – Note 15 for additional information.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CURRENT REGULATORY AND OTHER DEVELOPMENTS

In November 2023, the FDIC approved a final special assessment to recover losses incurred by the DIF to protect uninsured depositors due to the March 2023 closures of two banks. The pre-tax impact of the final rule was $172 million. This special assessment is tax deductible and was recognized fully in earnings in the fourth quarter of 2023. The special assessment will be paid over eight quarters beginning in the first quarter of 2024, subject to potential extension and a potential one-time final special assessment for any shortfall in the DIF.

In October 2023, following previous attempts to expand fiduciary regulation for broker-dealers, the U.S. Department of Labor released another proposed rule to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. Among other requirements, the rule would subject broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard. The rule could significantly impact the products, services, and support that firms can make available to retirement investors, and the Company continues to evaluate such impacts and the related implementation and operational issues, pending final adoption.

In October 2023, the U.S. federal banking agencies issued a final rule that makes extensive revisions to the regulations implementing the CRA. These revisions include the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities and data collection and reporting, and requires significant new lending by banks to low-and-moderate income communities. The new rule generally becomes effective on January 1, 2026, with its additional data collection and reporting requirements effective January 1, 2027. The Company has begun to prepare for complying with the requirements included in the new rule by the applicable effective dates. We do not expect the new rule will have a material impact on the Company’s business, financial condition, or results of operations.

In August 2023, the U.S. federal banking agencies issued a proposed rulemaking on long-term debt requirements for certain large banking organizations. Among other things, the proposed rule would require CSC to maintain outstanding minimum levels of eligible long-term debt, as defined by the proposed rule, issued externally. The proposed rule would also require our banking subsidiaries to maintain outstanding minimum levels of eligible long-term debt, which our banking subsidiaries would be required to issue internally to CSC. The proposed rule would be phased-in over a three-year transition period. The comment period for the proposed rule ended on January 16, 2024 and the rule proposal is subject to further modification. The proposed rule could have a significant impact on the amount of debt that CSC and our banking subsidiaries are required to maintain.

In July 2023, the U.S. federal banking agencies issued a notice of proposed rulemaking with amendments to the regulatory capital rules. Among other things, the proposed rules would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk, phased in over a three-year transition period beginning July 1, 2025 and ending July 1, 2028. The comment period for the proposed rules ended on January 16, 2024. The impact of the proposal would be significant to Schwab, as the proposed rules could increase regulatory capital requirements for consolidated CSC and our banking subsidiaries. In anticipation of the rules being adopted, the Company’s capital management for consolidated CSC and our banking subsidiaries now incorporates measures that are inclusive of AOCI. See Capital Management for additional information.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The comment periods for the proposed rules ended on March 31, 2023. While the impacts to Schwab of the proposed rules cannot be fully assessed until final rules are released, as proposed, the rules would have a significant impact to numerous aspects of critical equity market structure and the execution of orders for retail investors. Among other impacts, certain of the proposed rules would likely result in increased transaction costs for retail investors which could affect client investment and trading decisions, and would require substantial operational changes for financial intermediaries including the Company.

In November 2022, the SEC proposed a rule that would require substantial changes to the liquidity risk management programs for open-end mutual funds other than money market funds (funds) and require them to implement “swing pricing” and impose a “hard close” on the acceptance of purchase and redemption orders. Swing pricing would require funds that are not exchange-traded funds or money market funds to adjust the fund’s current net asset value (NAV) per share by a “swing factor” if the fund has either (i) net redemptions (no threshold) or (ii) net purchases that exceed a specified threshold (2% of the fund’s net assets). To implement the swing pricing requirements, the proposed rule also would require that a fund, its transfer agent, or a registered clearing agency receive purchase and redemption orders prior to the time the fund has established for determining the NAV, typically market close, in order to receive a given day’s NAV (a “hard close”). Current practices permit fund orders received by a financial intermediary prior to the fund cut-off time to be transmitted to the fund after the fund cut-off time and still receive that day’s NAV. Under the proposed rule, orders received by the fund, its transfer agent or registered clearing agency after the fund cut-off time would receive the next day’s NAV. The comment period for the proposed rule ended on February 14, 2023. While the impacts to Schwab of the proposed rule cannot be fully assessed until the final rule is released, we believe the proposed rule could impact investor interest in mutual funds, which could lead to changes in investor behavior. In addition, implementation of the proposed rule would require that financial intermediaries, including the Company, modify order entry systems and operational workflow to comply with the requirements.

RESULTS OF OPERATIONS

Total Net Revenues

The following table presents a comparison of revenue by category:

Year Ended December 31,		2023		2022		2021
	Percent Change 2022-2023	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	32%	$16,111	86%	$12,227	59%	$8,506	46%
Interest expense	N/M	(6,684)	(36)%	(1,545)	(8)%	(476)	(3)%
Net interest revenue	(12)%	9,427	50%	10,682	51%	8,030	43%
Asset management and administration fees
Mutual funds, ETFs, and collective trust funds (CTFs)	25%	2,563	13%	2,055	10%	1,961	11%
Advice solutions	1%	1,868	10%	1,854	9%	1,993	11%
Other	6%	325	2%	307	1%	320	1%
Asset management and administration fees	13%	4,756	25%	4,216	20%	4,274	23%
Trading revenue
Commissions	(10)%	1,601	9%	1,787	9%	2,050	11%
Order flow revenue	(19)%	1,404	7%	1,738	8%	2,053	11%
Principal transactions	52%	225	1%	148	1%	49	—
Trading revenue	(12)%	3,230	17%	3,673	18%	4,152	22%
Bank deposit account fees	(50)%	705	4%	1,409	7%	1,315	7%
Other	(8)%	719	4%	782	4%	749	5%
Total net revenues	(9)%	$18,837	100%	$20,762	100%	$18,520	100%
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Fees earned and expenses incurred on securities lending and borrowing activities are conducted by our broker-dealer subsidiaries using assets held in client brokerage accounts. Schwab’s interest-bearing liabilities are comprised of bank deposits, which include brokered

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CDs issued by CSB; payables to brokerage clients; FHLB borrowings, other short-term borrowings (e.g., commercial paper, repurchase agreements, other secured borrowings); and long-term debt. Schwab deploys the funds from these sources into the assets outlined above.

As Schwab builds its client base, we attract new client sweep cash, which is a primary driver of funding balance sheet growth. We do not use short-term, wholesale borrowings to support our long-term investment activity, but may use such funding for short-term liquidity purposes or to provide temporary funding as we have in 2022 and 2023. Non-interest-bearing funding sources include stockholders’ equity, certain client cash balances, and other miscellaneous liabilities.

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on cash and cash equivalents, floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, FHLB borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. See also Risk Management – Market Risk.

Interest rates increased significantly beginning late in the first quarter of 2022 through the third quarter of 2023. Short-term rates were near zero until the Federal Reserve began an aggressive tightening cycle in March 2022 in response to rising inflation, ultimately increasing the federal funds target overnight rate eleven times between March 2022 and July 2023 for a total increase of 525 basis points and maintaining the upper bound of the target overnight rate at 5.50% through year-end 2023. Long-term rates increased throughout 2022 and 2023, generally at a slower pace, thus leading to an inverted yield curve.

Schwab’s average interest-earning assets in 2023 were lower compared with 2022, primarily due to clients’ reallocation of cash from sweep products to higher-yielding investment solutions in the second half of 2022 and during 2023, which resulted primarily from the rapid increases to the federal funds overnight rate. These changes in client cash allocations reduced average balances of bank deposits and payables to brokerage clients. To support this client cash allocation activity, the Company has been utilizing temporary supplemental funding beginning in the fourth quarter of 2022 and throughout 2023, including drawing upon FHLB secured lending facilities and issuing brokered CDs. The average pace of client cash allocation out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second quarter of 2023, and, apart from an increase in August following the Federal Reserve’s July rate increase, continued to decline during the second half of 2023. In the fourth quarter of 2023, the Company saw bank deposits and payables to brokerage clients increase by a total of $17.5 billion, or 5%, due in part to typical seasonal cash inflows near year-end.

Schwab saw strength in net new client assets during 2022, which, along with transfers of BDA balances to the Company’s balance sheet (see Bank Deposit Account Fees), drove growth in Schwab’s average interest-earning assets in 2022 relative to 2021. Partially offsetting this growth, we experienced significant seasonal tax outflows in the second quarter of 2022, and, due to the rapid increases to the federal funds overnight rate, changes in client cash allocations increased in the second half of 2022 which resulted in a total decrease in bank deposits and payables to brokerage clients of 18% since year-end 2021. During 2022, the Company increased its cash holdings and reduced the duration of incremental investment securities purchases to provide flexibility to help support such changes in client cash allocations associated with higher short-term interest rates.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2023			2022			2021
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$37,846	$1,894	4.94%	$57,163	$812	1.40%	$40,325	$40	0.10%
Cash and investments segregated	28,259	1,355	4.73%	49,430	691	1.38%	43,942	24	0.05%
Receivables from brokerage clients	61,914	4,793	7.64%	75,614	3,321	4.33%	77,768	2,455	3.11%
Available for sale securities (1,2)	137,178	2,987	2.17%	260,392	4,139	1.58%	357,122	4,641	1.30%
Held to maturity securities (1,2)	165,634	2,872	1.73%	112,357	1,688	1.50%	—	—	—
Bank loans	40,234	1,664	4.14%	38,816	1,083	2.79%	28,789	620	2.15%
Total interest-earning assets	471,065	15,565	3.28%	593,772	11,734	1.96%	547,946	7,780	1.41%
Securities lending revenue		419			471			720
Other interest revenue		127			22			6
Total interest-earning assets	$471,065	$16,111	3.39%	$593,772	$12,227	2.04%	$547,946	$8,506	1.54%
Funding sources
Bank deposits (3)	$306,505	$3,363	1.10%	$424,168	$723	0.17%	$381,549	$54	0.01%
Payables to brokerage clients	66,842	271	0.41%	97,825	123	0.13%	91,667	9	0.01%
Other short-term borrowings (5)	7,144	375	5.25%	2,719	48	1.75%	3,040	9	0.30%
Federal Home Loan Bank borrowings (4,5)	34,821	1,810	5.14%	2,274	106	4.59%	—	—	—
Long-term debt	22,636	715	3.16%	20,714	498	2.40%	17,704	384	2.17%
Total interest-bearing liabilities	437,948	6,534	1.49%	547,700	1,498	0.27%	493,960	456	0.09%
Non-interest-bearing funding sources	33,117			46,072			53,986
Securities lending expense		147			48			24
Other interest expense		3			(1)			(4)
Total funding sources	$471,065	$6,684	1.41%	$593,772	$1,545	0.26%	$547,946	$476	0.09%
Net interest revenue		$9,427	1.98%		$10,682	1.78%		$8,030	1.45%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) During 2022, the Company transferred a portion of its investment securities designated as AFS to the HTM category, as described in Item 8 – Note 5.
(3) Average balance includes $36.0 billion and $437 million of brokered CDs in 2023 and 2022, respectively.
(4) Average balance and interest revenue/expense was less than $500 thousand in the period or periods presented.
(5) Beginning in 2023, FHLB borrowings are presented separately from other short-term borrowings. Prior period amounts have been reclassified to reflect this change.

Net interest revenue decreased $1.3 billion, or 12%, in 2023 from 2022 primarily due to increased utilization of higher-cost supplemental funding sources to support client cash allocations in the rising rate environment, and lower average interest-earning assets, which more than offset the benefits of higher average yields on interest-earning assets. Net premium amortization of investment securities decreased to $830 million in 2023 from $1.4 billion in 2022 as a result of increases in market interest rates and a smaller investment securities portfolio. Average interest-earning assets for 2023 were lower by 21% compared to 2022, which was primarily due to lower bank deposits and payables to brokerage clients as a result of clients allocating cash out of sweep products into higher-yielding investment solutions due to higher market interest rates.

Net interest margin increased to 1.98% in 2023, from 1.78% in 2022, as higher market interest rates improved yields on interest-earning assets, which more than offset the higher rates paid across interest-bearing funding sources.

The Company’s higher average balances in 2023 relative to 2022 of FHLB borrowings, repurchase agreements, and brokered CDs resulted in higher funding costs. The Company prioritizes repayment of the outstanding balances of its supplemental funding sources, and during the second half of 2023, the total outstanding balance of these funding sources decreased by $17.5 billion. Our use and the financial impacts of such supplemental funding is dependent on several factors, including the volume and pace of clients’ cash allocation activity, which is driven primarily by changes in market interest rates, as well as asset gathering. While client cash realignment activity has slowed significantly since the second quarter of 2023, continued uncertainty remains, including in regard to the path of market interest rates and client behavior, which will significantly impact our utilization of supplemental funding sources. The impacts to net interest revenue of using supplemental funding sources also depend on the type of funding source used and levels of interest rates. The Company currently expects its outstanding balances of supplemental funding sources to decrease over time. Certain amounts outstanding at December 31, 2023 will require rollover into new borrowings, the amount and costs of which will depend on the above noted factors. See also Risk Management –

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Risk, Item 8 – Note 11 Bank Deposits, and Item 8 – Note 12 Borrowings for additional information on these and other funding sources.

Net interest revenue increased $2.7 billion, or 33%, in 2022 from 2021 primarily due to higher average yields on interest-earning assets as a result of higher market interest rates. Net premium amortization of investment securities decreased to $1.4 billion in 2022 from $2.3 billion in 2021. These benefits were partially offset by higher rates paid on funding sources, higher average FHLB borrowings and long-term debt outstanding, and lower balances of margin loans and lower securities lending revenue due to decreased market demand.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2023			2022			2021
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$391,864	$1,034	0.26%	$179,791	$499	0.28%	$155,821	$457	0.29%
Fee waivers		—			(57)			(326)
Schwab money market funds	391,864	1,034	0.26%	179,791	442	0.25%	155,821	131	0.08%
Schwab equity and bond funds, ETFs, and CTFs	471,832	382	0.08%	433,005	364	0.08%	423,999	380	0.09%
Mutual Fund OneSource® and other NTF funds (1)	249,131	657	0.26%	202,015	602	0.30%	229,342	724	0.32%
Other third-party mutual funds and ETFs (1)	640,689	490	0.08%	768,871	647	0.08%	898,248	726	0.08%
Total mutual funds, ETFs, and CTFs (2)	$1,753,516	2,563	0.15%	$1,583,682	2,055	0.13%	$1,707,410	1,961	0.11%
Advice solutions (2)
Fee-based	$458,114	1,868	0.41%	$441,336	1,854	0.42%	$452,503	1,993	0.44%
Non-fee-based	96,633	—	—	89,525	—	—	89,911	—	—
Total advice solutions	$554,747	1,868	0.34%	$530,861	1,854	0.35%	$542,414	1,993	0.37%
Other balance-based fees (3)	608,170	254	0.04%	561,416	244	0.04%	614,787	259	0.04%
Other (4)		71			63			61
Total asset management and administration fees		$4,756			$4,216			$4,274
(1) In 2022 and 2023, includes transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
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

Asset management and administration fees increased by $540 million, or 13%, in 2023 from 2022, primarily as a result of higher balances in Schwab money market funds and the elimination of fee waivers on those funds as well as higher average client asset balances due to stronger equity markets. Money market fund balances increased in 2023 as clients shifted their cash allocations to higher-yielding investment solutions, and money market fund fee waivers were eliminated during 2022, both due primarily to the Federal Reserve’s increases to the federal funds target overnight rate. The increases in asset management and administration fees in 2023 were also due to growth in Schwab equity and bond funds, ETFs, and CTFs, partially offset by lower balances of certain third-party mutual funds and ETFs.

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

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. The following funds generated 44%, 33%, and 29% of the asset management and administration fees earned during 2023, 2022, and 2021, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds, ETFs, and CTFs			and Other NTF Funds
Year Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021
Balance at beginning of period	$278,926	$146,509	$176,089	$412,942	$454,864	$341,689	$235,738	$234,940	$223,857
Net inflows (outflows)	180,513	130,483	(29,621)	23,301	35,156	48,291	(28,741)	(43,851)	(15,760)
Net market gains (losses) and other (1)	16,970	1,934	41	69,906	(77,078)	64,884	99,225	44,649	26,843
Balance at end of period	$476,409	$278,926	$146,509	$506,149	$412,942	$454,864	$306,222	$235,738	$234,940
(1) Includes $39.8 billion and $77.7 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds in 2023 and 2022, respectively.

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

The following tables present trading revenue, trade details, and related information:

Year Ended December 31,	Percent Change 2022-2023	2023	2022	2021
Commissions	(10)%	$1,601	$1,787	$2,050
Order flow revenue
Options	(19)%	949	1,170	1,320
Equities	(20)%	455	568	733
Total order flow revenue	(19)%	1,404	1,738	2,053
Principal transactions	52%	225	148	49
Total trading revenue	(12)%	$3,230	$3,673	$4,152

Year Ended December 31,	Percent Change 2022-2023	2023	2022	2021
DATs (in thousands)	(9)%	5,394	5,925	6,507
Product as a percentage of DATs
Equities		49%	50%	61%
Derivatives		23%	23%	21%
ETFs		20%	21%	13%
Mutual funds		6%	5%	4%
Fixed income		2%	1%	1%

Number of trading days	(1)%	249.0	250.5	251.5
Revenue per trade (1)	(2)%	$2.41	$2.47	$2.54
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $443 million, or 12%, in 2023 compared to 2022, primarily due to lower options order flow revenue from changes in the mix of client trading activity and narrower quoted spreads in the options market, and lower equity order flow revenue reflecting a shift toward more low-price securities and lower equity trading activity overall. Additionally, commissions decreased as a result of lower client trading activity and fewer trading days. Partially offsetting the decrease in 2023 compared to 2022, principal transactions revenue increased as a result of higher volume in clients’ fixed income trading and higher market interest rates.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning fixed- and floating-rate yields:

Year Ended December 31,	Percent Change 2022-2023	2023	2022	2021
Bank deposit account fees	(50)%	$705	$1,409	$1,315
Average BDA balances	(29)%	$104,227	$147,273	$158,434
Average net yield		0.68%	0.96%	0.83%
Percentage of average BDA balances designated as:
Fixed-rate balances		92%	79%	79%
Floating-rate balances		8%	21%	21%
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

Bank deposit account fees decreased $704 million, or 50%, in 2023 compared to 2022. The decrease was primarily due to lower average BDA balances, an increase in the amount paid to clients due to higher interest rates, and breakage fees of $97 million incurred during the first quarter of 2023 as a result of ending the other third-party bank arrangements. These factors also contributed to the decrease in average net yield in 2023 compared to 2022. The decrease in average BDA balances in 2023 compared to 2022 was primarily due to client cash allocation decisions in response to rising short-term market interest rates throughout 2022 and through the first three quarters of 2023. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of December 31, 2023 were 86% and 14%, respectively.

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

Other revenue decreased $63 million, or 8%, in 2023 compared to 2022 primarily due to lower exchange processing fees, net losses on sales of AFS securities, and certain lower service fees, partially offset by lower provision for credit losses on bank loans. Exchange processing fees decreased primarily due to a decrease in the SEC fee rate which became effective in the first quarter of 2023 and lower year-to-date options volume. The provision for credit losses on bank loans was lower as loan loss factors decreased while the total balance of First Mortgages increased slightly compared to year-end 2022. The Company’s provision for credit losses on bank loans in 2022 reflected increased loan loss factors driven primarily by higher forecasted interest rates earlier in the Federal Reserve’s monetary tightening, as well as growth in the loan portfolio. In addition, other revenue in 2022 included $46 million in gains on the sale of Schwab Compliance Technologies, Inc. and certain investments. Other revenue increased $33 million, or 4%, in 2022 compared to 2021 primarily due to these gains and higher exchange processing fees, partially offset by a higher provision for credit losses on bank loans, certain lower service fees due to lower trading volume, and net losses on sales of AFS securities in 2022. Exchange processing fees had increased in 2022 as a result of an SEC fee rate increase which became effective in the second quarter of 2022.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Percent Change 2022-2023	2023	2022	2021
Compensation and benefits
Salaries and wages	15%	$4,046	$3,527	$3,161
Incentive compensation	(15)%	1,239	1,458	1,443
Employee benefits and other	8%	1,030	951	846
Total compensation and benefits	6%	$6,315	$5,936	$5,450
Professional services	3%	1,058	1,032	994
Occupancy and equipment	7%	1,254	1,175	976
Advertising and market development	(5)%	397	419	485
Communications	7%	629	588	587
Depreciation and amortization	23%	804	652	549
Amortization of acquired intangible assets	(10)%	534	596	615
Regulatory fees and assessments	109%	547	262	275
Other	29%	921	714	876
Total expenses excluding interest	10%	$12,459	$11,374	$10,807
Expenses as a percentage of total net revenues
Compensation and benefits		34%	29%	29%
Advertising and market development		2%	2%	3%
Full-time equivalent employees (in thousands)
At year end	(7)%	33.0	35.3	33.4
Average	2%	35.4	34.7	32.5
Total expenses excluding interest increased $1.1 billion, or 10%, in 2023 from 2022, and $567 million, or 5%, in 2022 from 2021. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and, beginning in the third quarter of 2023, restructuring costs, increased $643 million, or 6%, in 2023 from 2022 and $662 million, or 7%, in 2022 from 2021. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. The Company began incurring restructuring costs in the third quarter of 2023 in connection with actions to streamline its operations to prepare for post-integration of TD Ameritrade (see below and Overview – Other for additional information). The Company currently anticipates total expenses excluding interest in full-year 2024 will be generally consistent with full-year 2023 levels, except in regard to acquisition and integration-related costs and restructuring costs. See Overview for additional information regarding these costs, and below for discussion of current and prior year results.

Total compensation and benefits increased in 2023 from 2022 due to restructuring costs recognized during the second half of 2023 related to position eliminations, higher average employee headcount to support TDA client account transitions, and annual merit increases, partially offset by lower incentive compensation. The 2022 increase was a result of growth in employee headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Compensation and benefits included acquisition and integration-related costs of $187 million, $220 million, and $283 million in 2023, 2022, and 2021, respectively. Compensation and benefits also included restructuring costs of $292 million in 2023.

Professional services expense slightly increased in 2023 from 2022, primarily due to increased utilization of professional services to support overall growth of the business. The increase in 2022 from 2021 was primarily due to increased utilization of technology-related and other professional services to support overall growth of the business and enhancement to technological infrastructure to support our expanding client base, as well as the integration of TD Ameritrade. Professional services included acquisition and integration-related costs of $135 million, $140 million, and $132 million in 2023, 2022, and 2021, respectively.

Occupancy and equipment expense increased in 2023 from 2022, and in 2022 from 2021, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. Occupancy and equipment included acquisition and integration-related costs of $28 million, $21 million, and $39 million in 2023, 2022, and 2021, respectively. Occupancy and equipment also included restructuring costs of $17 million in 2023.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advertising and market development expense decreased in 2023 from 2022, primarily as a result of lower advertising costs and lower client promotional spending for TD Ameritrade. The decrease in 2022 from 2021 was also primarily due to lower spending for marketing communications for TD Ameritrade.

Communications expense increased in 2023 compared to 2022, primarily as a result of client communications related to TDA account transitions completed during 2023. Communications expense was flat in 2022 compared to 2021.

Depreciation and amortization expense increased in 2023 from 2022, and in 2022 from 2021, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures to support the TDA integration and enhance our technological infrastructure to support growth of the business.

Amortization of acquired intangible assets decreased in 2023 from 2022, and in 2022 from 2021, as certain assets from the TDA acquisition were fully amortized by the beginning of the fourth quarter of 2022.

Regulatory fees and assessments increased in 2023 from 2022, primarily as a result of an FDIC special assessment of $172 million recorded during the fourth quarter of 2023 and higher FDIC deposit insurance assessments during 2023, reflecting greater use of brokered CDs and a 2-basis point increase to the FDIC deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023. These increases were partially offset by a lower assessment base. See Current Regulatory and Other Developments for discussion of the FDIC special assessment. The decrease in 2022 from 2021 was primarily due to lower client trading activity, partially offset by higher FDIC assessments and other regulatory assessments due to year-over-year average asset growth and overall growth of the business.

Other expense increased in 2023 from 2022, primarily due to impairment charges in 2023 related to closing certain leased corporate offices for restructuring and TDA integration. The decrease in 2022 from 2021 was primarily due to the recognition of a charge of approximately $200 million in 2021 for a regulatory matter settled in 2022, partially offset by higher exchange processing fees as a result of fee rate increases beginning in the second quarter of 2022 and also higher clearing charges. Other expense included acquisition and integration-related costs of $27 million and restructuring costs of $181 million in 2023.

Capital expenditures primarily include capitalized software costs, information technology and telecommunications equipment, and buildings. Total capital expenditures were $804 million, $952 million, and $1,041 million in 2023, 2022, and 2021, respectively. Capital expenditures decreased 16% in 2023 compared to 2022, as lower capitalized information technology equipment and buildings more than offset an increase in capitalized software costs. We continued to invest in our technological infrastructure in 2023 to support the TDA integration as well as greater capacity for our expanding client base. Capital expenditures decreased in 2022 compared to 2021, as higher capitalized software costs were offset by lower building expansion and capitalized information technology equipment.

Capital expenditures were 4.3% of total net revenues in 2023, slightly above our estimated range for the year. As we complete the TDA client transitions and the rest of the integration in 2024, we anticipate capital expenditures for the year to be within our longer term expectation of 3-5% of total net revenues.

Taxes on Income

Schwab’s effective income tax rate on income before taxes was 20.6% in 2023, 23.5% in 2022, and 24.1% in 2021. The decrease in the effective tax rate in 2023 from 2022 was primarily related to a decrease in state tax expense and the recognition of certain tax credits in 2023, partially offset by an increase in non-deductible FDIC deposit insurance assessments and a decrease in equity compensation tax deduction benefits. The decrease in the effective tax rate in 2022 from 2021 was primarily related to reversal of tax reserves in 2022 due to the resolution of certain state tax matters and tax benefits recognized on the portion of the 2021 charge for a regulatory matter settled in 2022 that was determined upon final settlement to be deductible. Partially offsetting the decreases in the effective tax rate from these items was a decrease in equity compensation tax deduction benefits, higher state income tax rates, and an increase in non-deductible compensation in 2022.

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

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Percent Change 2022-2023	2023	2022	2021	Percent Change 2022-2023	2023	2022	2021	Percent Change 2022-2023	2023	2022	2021
Year Ended December 31,
Net Revenues
Net interest revenue	(9)%	$7,095	$7,819	$6,052	(19)%	$2,332	$2,863	$1,978	(12)%	$9,427	$10,682	$8,030
Asset management and administration fees	11%	3,398	3,049	3,130	16%	1,358	1,167	1,144	13%	4,756	4,216	4,274
Trading revenue	(12)%	2,806	3,181	3,753	(14)%	424	492	399	(12)%	3,230	3,673	4,152
Bank deposit account fees	(43)%	524	916	964	(63)%	181	493	351	(50)%	705	1,409	1,315
Other	(4)%	582	605	562	(23)%	137	177	187	(8)%	719	782	749
Total net revenues	(7)%	14,405	15,570	14,461	(15)%	4,432	5,192	4,059	(9)%	18,837	20,762	18,520
Expenses Excluding Interest	8%	9,217	8,514	8,289	13%	3,242	2,860	2,518	10%	12,459	11,374	10,807
Income before taxes on income	(26)%	$5,188	$7,056	$6,172	(49)%	$1,190	$2,332	$1,541	(32)%	$6,378	$9,388	$7,713

Net new client assets (in billions) (1)	(8)%	$169.0	$182.8	$200.9	(25)%	$168.2	$224.1	$315.3	(17)%	$337.2	$406.9	$516.2
(1) In 2023, Investor Services includes net inflows of $32.5 billion from off-platform brokered CDs issued by CSB, inflows of $12.0 billion from a mutual fund clearing services client, and outflows of $5.8 billion from an international relationship. In 2022 and 2021, Investor Services includes outflows of $20.8 billion and $42.0 billion, respectively, from mutual fund clearing services clients. In 2023, Advisor Services includes outflows of $7.2 billion from an international relationship.

Segment Net Revenues

Investor Services and Advisor Services total net revenues decreased by 7% and 15%, respectively, in 2023 compared to 2022. Net interest revenue decreased for both segments due to higher-cost funding sources and lower average interest-earning asset balances, as described above. Both segments saw a decrease in bank deposit account fees due to lower average BDA balances and higher yields paid to clients, as well as breakage fees incurred as a result of ending certain third-party bank arrangements. Trading revenue decreased for both segments, primarily as a result of lower order flow revenue and commissions, due to lower client trading activity and pricing, partially offset by higher fixed income trading activity. Other revenue decreased for both segments primarily due to lower exchange processing fees, net losses on sales of AFS securities, and gains on the sale of certain investments in 2022, partially offset by lower provision for credit losses on bank loans. These decreases were partially offset by higher asset management and administration fees in both segments, primarily as a result of higher money market fund balances and the elimination of money market fund fee waivers during 2022 and growth in Schwab proprietary fund products, partially offset by lower balances in certain third-party funds.

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

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 8% and 13%, respectively, in 2023 compared to 2022. Both segments saw higher compensation and benefits expenses due to restructuring costs recognized in the

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

second half of 2023, higher average headcount to support TDA client account transitions, and annual merit increases, partially offset by lower incentive compensation. Regulatory fees and assessments increased in both segments, primarily due to an FDIC special assessment recorded during the fourth quarter of 2023 and higher FDIC deposit insurance assessments as described above. Other expenses were also higher for both segments, primarily driven by impairment of certain leased corporate offices related to restructuring and TDA integration. Depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and 2023 to enhance our technological infrastructure to support the TDA integration and growth of the business.

Investor Services and Advisor Services total expenses excluding interest increased by 3% and 14%, respectively, in 2022 compared to 2021. Both segments saw higher compensation and benefits expenses due to increases in headcount to support our expanding client base, annual merit increases, as well as a 5% employee salary increase and other targeted compensation adjustments that went into effect in late 2021. Occupancy and equipment expenses increased in both segments, primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of TD Ameritrade. In addition, depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and 2021 to enhance our technological infrastructure to support growth of the business. For Investor Services, these increases were partially offset by lower other expenses due to a charge of approximately $200 million in 2021 for a regulatory matter settled in 2022, partially offset by higher exchange fees and clearing charges, and lower advertising and market development expense due to reduced spending for marketing communications for TD Ameritrade.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact. Our risk management process is comprised of risk identification and assessment, risk response, risk measurement and monitoring, and risk reporting and escalation. We use periodic risk and control self-assessments, control testing programs, and our internal audit department performs evaluations of our risk management processes and controls.

Culture

A fundamental commitment to strong and effective risk management is core to Schwab’s business strategy. Risk management is an integrated and foundational part of our culture and a duty of every employee. The Board of Directors has approved an Enterprise Risk Management (ERM) Framework that incorporates our purpose, vision, and values, which form the bedrock of our corporate culture and set the tone for the organization. We designed the ERM Framework to enable a comprehensive approach to managing risks encountered by Schwab in its business activities. The ERM Framework incorporates key concepts commensurate with the size, risk profile, complexity, and continuing growth of the Company. While all personnel are responsible for risk management, the Company’s risk appetite, which is defined as the amount of risk the Company is willing to accept in pursuit of its corporate strategy, is developed by executive management and approved by the Board of Directors.

The Company’s “Through Clients’ Eyes” strategy guides our actions and behaviors at Schwab, and informs our corporate culture, our risk appetite, and approach to risk management. Schwab is committed to the highest standards of ethical conduct and compliance with applicable laws, rules, and regulations, and our Code of Business Conduct and Ethics outlines the ethical conduct that we must demonstrate to deliver our strategy while retaining the trust of our stakeholders.

As part of our integration of TD Ameritrade, the Company has aligned TD Ameritrade’s risk management practices with Schwab’s risk appetite. Our integration work included evaluating new or changed risks impacting the combined company and taking action through various means. Though integration work continues, the Company’s operations, inclusive of TD Ameritrade, remain consistent with our ERM Framework.

Risk Governance

Schwab maintains an integrated risk governance structure that directs Company-wide execution of the risk management process. The risk governance structure includes the Board of Directors, designated committees of the Board, and management risk committees.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC’s Board of Directors sets the tone and culture of effective risk management. The Board has a Risk Committee that assists the Board in setting the type and level of risks that the Company is willing to take and supports the independence and stature of independent risk management. The Board Risk Committee also assists the Board in overseeing and holding senior management accountable for implementing the Board’s approved risk tolerance, maintaining the Company’s risk management and control program, and managing the Company’s activities in a safe and sound manner, and in compliance with applicable laws and regulations. The Board Risk Committee also approves risk appetite statements and related key risk appetite metrics, key risk policies, and reviews reports relating to risk issues from functional areas of corporate risk management, legal, and internal audit.

The Audit Committee of the Board of Directors assists the Board in fulfilling its oversight responsibilities by reviewing the integrity of the Company’s financial statements and financial reporting processes, the qualifications and independence of the independent auditors and performance of the Company’s internal audit function and independent auditors, compliance with legal and regulatory requirements, processes to assess and manage risk exposures, and other matters as directed by the Board. The Compensation Committee of the Board of Directors assists the Board in oversight of compensation of the Company’s directors, executive officers, and other senior officers. The Board Nominating and Corporate Governance Committee assists the Board in its oversight responsibilities regarding Board composition, performance, and developing corporate governance principles, policies and procedures.

Senior management takes an active role in the risk management process and has developed policies and procedures under which specific business and control units are responsible for risk identification and assessment, risk response, risk measurement and monitoring, and risk reporting and escalation. The Global Risk Committee, which is comprised of senior executives from each major business and control function, is responsible for the oversight of risk management. This includes identifying emerging risks, assessing risk management practices and the control environment, reinforcing business accountability for risk management, supervisory controls and regulatory compliance, supporting resource prioritization across the organization, and escalating significant issues to the Board of Directors. The Chief Risk Officer regularly reports activities of the Global Risk Committee to the Risk Committee of the Board of Directors.

We have established risk metrics and reporting that enable measurement of the impact of strategy execution against risk appetite. The risk metrics, with risk limits and tolerance levels, are established for key risk categories by the Global Risk Committee and its functional risk sub-committees. Functional risk sub-committees focusing on specific areas of risk report to the Global Risk Committee. These sub-committees include the:

•Operational Risk Oversight Committee – provides oversight of and approves operational risk management policies, risk tolerance levels, and operational risk governance processes, and includes sub-committees covering Information Security and Cybersecurity, Technology, Fraud, Third-Party Risk, Data Integrity, and Model Governance;
•Compliance Risk Committee – provides oversight of compliance risk management (inclusive of compliance programs for Schwab’s regulated entities, Anti-Money Laundering/Sanctions, Conduct, Fiduciary, Conflicts of Interest, and Privacy), policies, and risk tolerance levels providing an aggregate view of compliance risk exposure and employee conduct, including subcommittees covering Fiduciary and Conflicts of Interest Risk;
•Financial Risk Oversight Committee – provides oversight of and approves credit, market, liquidity, and capital risk policies, limits, and exposures and includes the Liquidity and Capital Subcommittee; and
•New Products and Services Risk Oversight Committee – provides oversight of, and approves new products, including the policy, program, and process designed to oversee new products and services risks prior to and post launch.

Senior management has also created an Incentive Compensation Risk Oversight Committee to provide oversight of incentive compensation risks and achieve sound incentive compensation risk management practices; it reports directly to the Compensation Committee of the Board of Directors.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Operational Risk

Operational risk arises due to potential inadequacies or failures related to internal processes, people, and systems, or from external events or relationships impacting the Company and/or any of its key business partners and vendors. While operational risk is inherent in all business activities, the Company has established a system of internal controls and risk management practices designed to keep operational risk and operational losses within the Company’s risk appetite. We have specific policies and procedures to identify and manage operational risk, and perform periodic testing to evaluate the effectiveness of relevant internal controls. Where appropriate, we manage the impact of operational loss and litigation expense through the purchase of insurance. The insurance program is specifically designed to address our key operational risks and to maintain compliance with local laws and regulations.

Schwab’s operations are highly dependent on the integrity and resilience of our critical business functions and technology systems. To the extent Schwab experiences business or system interruptions, errors or downtime (which could result from a variety of causes, including natural disasters, terrorist attacks, technological failure, cyber attacks, changes to systems, linkages with third-party systems, extreme weather, and power failures), our business and operations could be negatively impacted. To minimize business interruptions and ensure the capacity to continue operations during an incident regardless of duration, Schwab maintains a backup and recovery infrastructure which includes facilities for backup and communications, a geographically dispersed workforce, and routine testing of business continuity and disaster recovery plans and a well-established incident management program. Please see Part I – Item 1C. Cybersecurity for additional information regarding Information Security risk, including cybersecurity risk management.

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

Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Model uses at Schwab include, but are not limited to, calculating capital requirements for hypothetical stressful environments, estimating interest and credit risk for loans and other balance sheet assets, identifying and preventing fraud and other financial crimes, and providing guidance in the management of client portfolios. Schwab has established a policy that aligns with regulatory guidance to describe the roles and responsibilities of all key stakeholders in model development, management, and use. Schwab registers models in a centralized database, performs risk assessment of models based on their potential financial, reputational, or regulatory impact to the Company. The model risk rating determines the scope of model governance activities such as independent model validations, model annual reviews, and model performance monitoring.

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

We manage compliance risk through policies, procedures, and controls reasonably designed to achieve and/or monitor compliance with applicable legal and regulatory requirements. These procedures address issues such as conduct and ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, privacy, and employment policies.

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

Conduct risk arises from inappropriate, unethical, or unlawful behavior of the Company, its employees or third parties acting on the Company’s behalf that may result in detriment to the Company’s clients, financial markets, the Company, and/or the Company’s employees. We manage this risk through policies, procedures, a system of internal controls, including personnel monitoring and surveillance. Conduct-related matters are escalated through appropriate channels by the Company’s Corporate Responsibility Officer.

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

At December 31, 2023, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

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

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. In 2023, the Company began to utilize interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 8 – Note 16.

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

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

liabilities, and include derivative instruments. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans. We use independent third-party models to simulate net interest revenue sensitivity and related analyses. Fixed income analytical vendors provide term structure models, prepayment speed models for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments. Consistent with our policies related to the management of interest rate risk, the Company’s net interest revenue sensitivity analysis primarily involves gradual parallel increases/decreases in interest rates over a twelve-month period, though we also regularly simulate the effects of non-parallel shifts and instantaneous shifts of interest rates on net interest revenue.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short- and long-term interest rates. Interest-earning assets include investment securities, margin loans, bank loans, and cash and cash equivalents. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we have some ability to manage our net interest spread, depending on competitive factors and market conditions. When we have liquidity needs that exceed our primary sources of funding, the Company has needed to utilize higher-cost funding sources, which can reduce net interest margin and net interest revenue.

Higher prevailing short-term interest rates generally improve yields on shorter duration interest-earning assets. During periods of rapidly rising interest rates, clients tend to reallocate cash out of sweep products into higher-yielding, off-balance sheet, fixed income securities and money market funds within Schwab’s product offerings. This can result in lower interest-earning assets and/or may require replacement funding with higher funding costs, which therefore tend to constrain net interest revenue when interest rates are moving rapidly higher. A decline in short-term interest rates could also negatively impact the yield on the Company’s investment and loan portfolios to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

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

As part of the Company’s ongoing evaluation of its modeling, in the fourth quarter of 2023, the Company updated deposit beta assumptions in a declining market interest rate environment for its net interest revenue simulation model. The following table shows simulated changes to net interest revenue over the next 12 months beginning December 31, 2023 and 2022 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

December 31,	2023 (1)	2022
Increase of 200 basis points	10.8%	7.3%
Increase of 100 basis points	5.8%	3.6%
Increase of 50 basis points	3.1%	1.7%
Decrease of 50 basis points	0.4%	(1.5)%
Decrease of 100 basis points	(0.2)%	(3.2)%
Decrease of 200 basis points	(4.2)%	(6.7)%
(1) Reflects the impact of the assumption updates implemented in the fourth quarter of 2023. The prior period has not been recast.

The Company’s simulated incremental increases in market interest rates had a larger impact on net interest revenue as of December 31, 2023 compared to December 31, 2022 primarily due to higher margin loan and cash balances, which was partially offset by an increased allocation to FHLB borrowings and other short-term borrowings across the Company’s banking subsidiaries. In the absence of the assumption updates, simulated decreases of 50, 100, and 200 basis points as of December 31, 2023 would have reduced net interest revenue by 1.7%, 3.8%, and 8.3%, respectively. Simulated incremental decreases in market interest rates had a lesser impact on net interest revenue as of December 31, 2023 compared to December 31, 2022 due primarily to the change in assumptions for deposit betas, which, along with a lower rate environment, drove greater expense

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

savings across non-maturity deposits and an increased allocation to shorter-term liabilities, partially offset by higher concentrations of margin loan and cash balances.

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
The Company’s estimated effective duration of consolidated total assets was approximately 2.4 years at December 31, 2023 (inclusive of the impact of derivative instruments) and 2.6 years at December 31, 2022. The estimated effective duration of our AFS investment securities portfolio was approximately 2.5 years (2.2 years inclusive of the impact of derivative instruments) as of December 31, 2023 and 2.4 years as of December 31, 2022. The estimated effective duration for the Company’s total AFS and HTM investment securities portfolio was approximately 4.0 years as of both December 31, 2023 and 2022 (3.9 years inclusive of the impact of derivative instruments on AFS securities as of December 31, 2023). AFS and HTM securities comprised approximately 54% and 58% of the Company’s consolidated total assets as of December 31, 2023 and 2022, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both December 31, 2023 and 2022.

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

As interest rates rose throughout 2023, EVE sensitivity generally trended higher due to a shortening of liability duration. While the Company’s asset duration remained largely stable during the period of rising interest rates, liability duration shortened significantly and is now shorter than asset duration.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of December 31, 2023 and 2022, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

Phase-out of LIBOR

Effective June 30, 2023, publication of the London Interbank Offered Rate (LIBOR) ceased. Schwab completed all LIBOR transition work that could be done prior to June 30, 2023, though we have continued to monitor and manage the LIBOR substitution for the portfolio of legacy loans that we have for which scheduled interest rate resets or related interest rate transitions will occur in future periods. Certain of the Company’s technology systems and financial models have historically utilized LIBOR. We’ve transitioned our financial models and systems to alternative reference rates, and we continue to monitor

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

our financial models and systems that previously referenced LIBOR. In addition, we have transitioned the Company’s IDA agreement and certain intercompany lending agreements that previously were tied to LIBOR to other appropriate reference rates. The Company’s investment securities that previously referenced LIBOR have transitioned to applicable alternative benchmark indices. The Company’s work to transition from LIBOR is now substantially complete, and we do not expect the phase-out of LIBOR will have a material impact to the Company going forward.

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

Our clients’ bank deposits and brokerage cash balances primarily originate from our 34.8 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of December 31, 2023. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes external debt facilities available at December 31, 2023:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$26,400	$63,102	(1)	January 2024 - November 2024	5.34%
Federal Reserve discount window	Banking subsidiaries	—	6,248	(1)	N/A	—
Federal Reserve Bank Term Funding Program	Banking subsidiaries	—	39,170	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	4,903	—	(2)	January 2024 - July 2024	5.53%
Uncommitted, unsecured lines of credit with various external banks	CSC, CS&Co	—	1,767		N/A	—
Unsecured commercial paper	CSC	—	5,000		N/A	—
Secured uncommitted lines of credit with various external banks	CS&Co	950	—	(3)	January 2024 - February 2024	5.70%
Secured uncommitted lines of credit with various external banks	TDAC	700	—	(3)	January 2024 - February 2024	5.72%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of December 31, 2023. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 8 – Note 12 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See Item 8 – Note 17 for additional information.
(3) Secured borrowing capacity is made available based on CS&Co’s or TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of December 31, 2023, the Company had additional investment securities with a par value of approximately $142 billion or a fair value of approximately $131 billion available to be pledged to obtain additional capacity. These securities could be used to provide additional borrowing capacity of up to $142 billion as of December 31, 2023, dependent on the facility utilized. Additional details regarding availability and use of these facilities is described below.

Amounts available under secured credit facilities with the FHLB are dependent on the value of our First Mortgages, HELOCs, and the value of certain of our investment securities that are pledged as collateral. These credit facilities are also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans. CSC’s banking subsidiaries must each maintain positive tangible capital, as defined by the Federal Housing Finance Agency, in order to place new draws upon these credit facilities, and the Company manages capital with consideration of minimum tangible capital ratios at our banking subsidiaries. Tangible capital pursuant to the requirements of the FHLB borrowing facilities for our banking subsidiaries is common equity less goodwill and intangible assets.

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the fair value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the standing repo facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during 2023 and there were no amounts outstanding at December 31, 2023. Beginning in 2023, CSC maintains a standing bilateral repurchase agreement with an external bank. Other than de minimis tests, this facility was not used during 2023 and there were no amounts outstanding under this facility at December 31, 2023.

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program, offering loans through March 11, 2024 of up to one year in length to eligible financial institutions with U.S. Treasury securities, agency debt, mortgage-backed securities, and other qualifying assets pledged as collateral. Borrowing capacity available under this program is dependent upon the par value of the investment securities that are pledged as collateral. The Company is eligible to obtain advances under this program. This facility was not used during 2023.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at December 31, 2023. During the second quarter of 2023,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Standard & Poor’s downgraded its rating of CSC’s Commercial Paper Notes from A1 to A2, and Moody’s changed its outlook from positive to stable.

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

In the fourth quarter of 2022 and in 2023, CSB issued brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of December 31, 2023:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$48,297	January 2024 - April 2025	5.15%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher-yielding alternatives at Schwab. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. The average pace of client cash allocations out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second quarter of 2023, and, apart from an increase in August following the Federal Reserve’s July rate increase, continued to decline during the second half of 2023. See also Results of Operations – Net Interest Revenue.

In the fourth quarter of 2023, the Company’s FHLB borrowings and total other short-term borrowings decreased by $6.4 billion as a result of repayments during the period. Bank deposits increased during the fourth quarter of 2023 by $5.5 billion, resulting from an increase of $2.8 billion in deposits swept from brokerage accounts due to the slowed pace of client cash realignment decisions and seasonal cash inflows near year-end, as well as an increase of $2.9 billion in brokered CDs.

Cash and cash equivalents increased $3.1 billion from year-end 2022 to $43.3 billion at December 31, 2023; cash and cash equivalents, including amounts restricted, increased $15.8 billion to $74.5 billion as of year-end 2023. This increase was driven by net cash provided by investing and operating activities, partially offset by net cash used for financing activities. Bank deposits decreased $76.8 billion in 2023, resulting primarily from a decrease of $113.5 billion in deposits swept from brokerage accounts due to client cash allocation decisions, partially offset by a net increase in brokered CDs of $42.3 billion. Offsetting the decrease in bank deposits, investing cash flows from our AFS and HTM securities totaled $58.9 billion in 2023, cash flows from operating activities totaled $19.6 billion, and the Company increased FHLB borrowings and other short-term borrowings by a total of $15.9 billion in 2023.

In 2022, cash and cash equivalents decreased $22.8 billion to end the year at $40.2 billion. Cash and cash equivalents, including amounts restricted, decreased $34.6 billion during 2022 to $58.7 billion at December 31, 2022. This decrease was driven primarily by net cash used for financing activities, partially offset by net cash provided by investing activities. Bank deposits decreased $77.1 billion in 2022, primarily due to a decrease of $78.5 billion in deposits swept from brokerage accounts due to client cash allocation decisions, partially offset by the issuance of $6.0 billion of brokered CDs. In 2022, FHLB borrowings and other short-term borrowings increased $12.2 billion, and investing cash flows from AFS and HTM securities were $39.4 billion.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold HQLA in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation for additional information. The Company was in compliance with the LCR rule at December 31, 2023, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	December 31, 2023	September 30, 2023
Total eligible HQLA	$58,056	$60,781
Net cash outflows	44,793	51,351
LCR	130%	119%

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances.

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels beginning in the second quarter of 2023. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at December 31, 2023, and the table below presents information about our average NSFR:

	Average for the Three Months Ended
	December 31, 2023	September 30, 2023
ASF	$197,756	$202,775
RSF	157,560	161,270
NSFR	126%	126%

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $26.1 billion and $20.8 billion at December 31, 2023 and 2022, respectively.

The following table provides information about our Senior Notes outstanding at December 31, 2023:

	Par Outstanding	Maturity	Weighted-Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$25,862	2024 - 2034	3.64%	A2	A-	A
TDA Holding Senior Notes	$213	2024 - 2029	3.47%	A2	A-	—

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

New Debt Issuances

The below debt issuances in 2023, 2022, and 2021 were senior unsecured obligations. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
March 18, 2021	$1,250	3/18/2024	SOFR + 0.500%	Quarterly	(1)
March 18, 2021	$1,500	3/18/2024	0.750%	Semi-annually
March 18, 2021	$1,250	3/20/2028	2.000%	Semi-annually
May 13, 2021	$500	5/13/2026	SOFR + 0.520%	Quarterly
May 13, 2021	$1,000	5/13/2026	1.150%	Semi-annually
May 13, 2021	$750	5/13/2031	2.300%	Semi-annually
August 26, 2021	$850	12/1/2031	1.950%	Semi-annually
March 3, 2022	$500	3/3/2027	SOFR + 1.050%	Quarterly
March 3, 2022	$1,500	3/3/2027	2.450%	Semi-annually
March 3, 2022	$1,000	3/3/2032	2.900%	Semi-annually
May 19, 2023	$1,200	5/19/2029	5.643%	Semi-annually	(2)
May 19, 2023	$1,300	5/19/2034	5.853%	Semi-annually	(2)
August 24, 2023	$1,350	8/24/2034	6.136%	Semi-annually	(2)
August 24, 2023	$1,000	8/24/2026	5.875%	Semi-annually
November 17, 2023	$1,300	11/17/2029	6.196%	Semi-annually	(2)
(1) On February 18, 2024, the Company redeemed all of these outstanding floating-rate Senior Notes.
(2) Interest rates presented are those in effect at December 31, 2023. For additional information regarding future interest rates on fixed-to-floating rate Senior Notes, see Item 8 – Note 12.

During 2021, we completed a debt exchange offer related to certain senior notes issued by TDA Holding for an equivalent amount of senior notes issued by CSC. For further discussion of the exchange, see Item 8 – Note 12.

Equity Issuances and Redemptions

CSC’s preferred stock issued and net proceeds for 2023, 2022, and 2021 are shown below:

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

For further discussion, see Item 8 – Note 11 for the Company’s bank deposits, Item 8 – Note 12 for the Company’s outstanding debt and borrowing facilities, and Item 8 – Note 19 for equity outstanding balances and activity.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2023 include payments on brokered CDs; payments on FHLB borrowings, other short-term borrowings, and long-term debt; lease payments including legally-binding minimum lease payments for leases signed but not yet commenced; credit-related financial instruments, representing our banking subsidiaries’ commitments to extend credit to banking clients, purchase mortgage loans, and fund CRA investments; and purchase obligations for services such as advertising and marketing, telecommunications, hardware- and software-related agreements, and professional services. For information on our contractual obligations for brokered CDs, FHLB borrowings, other short-term borrowings, long-term debt, leases, and credit-related financial instruments, see Item 8 – Notes 11, 12, 13, and 14. As of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

December 31, 2023, the Company had total short-term purchase obligations of $537 million and total long-term purchase obligations of $439 million.

Schwab also enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 8 – Notes 5, 6, 10, 12, 14, and 17. Pursuant to the 2023 IDA agreement, certain brokerage client deposits are required to be swept off-balance sheet to the TD Depository Institutions. See Item 8 – Note 14 for additional information on the 2023 IDA agreement.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, inclusive of balance sheet growth over time, management of the 2023 IDA agreement, financial support to our subsidiaries, sustained access to the capital markets, and regulatory capital requirements. Schwab also seeks to return excess capital to stockholders. We may return excess capital through such activities as dividends, repurchases of common shares, preferred stock redemptions, and repurchases of our preferred stock represented by depositary shares. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets.

To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios. Internal guidelines are set, for both CSC and its regulated subsidiaries, to ensure capital levels are in line with our strategy and regulatory requirements. Capital forecasts are reviewed monthly at Asset-Liability Management and Pricing Committee and Financial Risk Oversight Committee meetings and regularly at meetings of the Board of Directors. A number of early warning indicators are monitored to help identify potential developments that could negatively impact capital. In addition, we monitor the subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries is transferred to CSC in the form of dividends and returns of capital. At the banking subsidiaries, dividends and returns of capital are managed with consideration of minimum tangible common equity and regulatory capital requirements. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

Schwab conducts regular capital stress testing to assess the potential financial impacts of various adverse macroeconomic and company-specific events to which the Company could be subjected. The objective of the capital stress testing is (1) to explore various potential outcomes – including rare and extreme events and (2) to assess impacts of potential stressful outcomes on both capital and liquidity (see also Risk Management – Liquidity Risk for discussion of liquidity stress testing). Additionally, we have a comprehensive Capital Contingency Plan to provide action plans for certain low probability/high impact capital events that the Company might face. The Capital Contingency Plan is issued under the authority of the Financial Risk Oversight Committee and provides guidelines for sustained capital events. It does not specifically address every contingency, but is designed to provide a framework for responding to any capital stress. The results of the stress testing indicate there are two scenarios which could stress the Company’s capital: (1) inflows of balance sheet cash during a period of very low interest rates and (2) outflows of balance sheet cash when other sources of financing are not available and the Company is required to sell assets to fund the flows at a loss. The Capital Contingency Plan is reviewed annually and updated as appropriate.

For additional information, see Business – Regulation in Part I – Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for our banking subsidiaries and to provide financial assistance if our banking subsidiaries experience financial distress. Schwab is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%, and has maintained a long-term operating objective for the consolidated Tier 1 Leverage Ratio of 6.50%-6.75%. Due to the relatively low credit risk of our balance sheet assets and risk-based capital ratios at CSC and CSB that are in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

capitalized, but has sought to maintain a ratio of at least 6.25%. Based on its regulatory capital ratios at December 31, 2023, CSB is considered well capitalized.

In July 2023, the Federal Reserve issued a notice of proposed changes to the regulatory capital rules that would require us to include AOCI in regulatory capital, phased in over a three-year transition period beginning July 1, 2025 (see Current Regulatory and Other Developments). In anticipation of the rules being adopted, the Company’s capital management for consolidated CSC, CSB, and our other banking subsidiaries now incorporates measures that are inclusive of AOCI. See below and Non-GAAP Financial Measures for additional information.

Our banking subsidiaries are required to provide notice to, and may be required to obtain approval from, the Federal Reserve and the banking subsidiaries’ state regulators in order to declare and pay dividends to CSC. In future periods, we may be required to obtain approval from the Federal Reserve for our banking subsidiaries to declare and pay dividends in excess of the amount of recent net income and retained earnings.

As broker-dealers, CS&Co, TDAC, and TD Ameritrade, Inc., are subject to regulatory requirements of the Uniform Net Capital Rule, which is intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit the broker-dealer subsidiaries from paying cash dividends, making unsecured advances and loans to CSC and employees, and repaying subordinated borrowings from CSC if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2023, CS&Co, TDAC, and TD Ameritrade, Inc. were in compliance with their respective net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Notes 19 and 23 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries and CSC consolidated.

The following table details the capital ratios for CSC consolidated and CSB:

December 31,	2023		2022
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$40,958	$16,079	$36,608	$7,664
Less:
Preferred stock	9,191	—	9,706	—
Common Equity Tier 1 Capital before regulatory adjustments	$31,767	$16,079	$26,902	$7,664
Less:
Goodwill, net of associated deferred tax liabilities	$11,782	$13	$11,816	$13
Other intangible assets, net of associated deferred tax liabilities	6,664	—	7,079	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	41	35	37	35
AOCI adjustment (1)	(18,131)	(15,746)	(22,620)	(19,680)
Common Equity Tier 1 Capital	$31,411	$31,777	$30,590	$27,296
Tier 1 Capital	$40,602	$31,777	$40,296	$27,296
Total Capital	40,645	31,816	40,376	27,370
Risk-Weighted Assets	128,230	83,809	139,657	99,631
Average Assets with regulatory adjustments	476,069	315,851	562,803	372,802
Total Leverage Exposure	479,302	318,007	566,809	375,846
Common Equity Tier 1 Capital/Risk-Weighted Assets	24.5%	37.9%	21.9%	27.4%
Tier 1 Capital/Risk-Weighted Assets	31.7%	37.9%	28.9%	27.4%
Total Capital/Risk-Weighted Assets	31.7%	38.0%	28.9%	27.5%
Tier 1 Leverage Ratio	8.5%	10.1%	7.2%	7.3%
Supplementary Leverage Ratio	8.5%	10.0%	7.1%	7.3%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 8.5% at December 31, 2023 from 7.2% at year-end 2022. This increase was due primarily to a decrease in the Company’s total assets and 2023 net income. Total balance sheet assets decreased $58.6 billion, or 11%, during 2023 primarily driven by a decrease of $89.4 billion, or 19%, in total bank deposits and payables to brokerage clients due to client cash allocation decisions resulting from the rising interest rate environment. CSB’s

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Tier 1 Leverage Ratio also increased from year-end 2022, ending 2023 at 10.1% primarily as a result of lower total assets and capital contributions from CSC as well as 2023 net income.

In light of the Federal Reserve’s 2023 regulatory capital rule proposal, which among other things, would require the Company to include AOCI in regulatory capital, the Company has developed an adjusted Tier 1 Leverage Ratio, which is a non-GAAP financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category. As of December 31, 2023, our adjusted Tier 1 Leverage Ratio, which includes AOCI in the ratio, was 4.9% for CSC consolidated and 5.4% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). The Company is continuing to retain and accrete capital organically well ahead of the Federal Reserve’s proposed regulatory capital rules’ transition period.

During 2022, the Company transferred investment securities from the AFS category to the HTM category, with aggregate fair values of $188.6 billion and net unrealized losses at the time of transfer of $18.2 billion. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized gains and losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to net income.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During 2023, Schwab did not move IDA balances to its balance sheet, and during 2022, Schwab moved net amounts of $13.7 billion of IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 8 – Note 14 for further information on the 2023 IDA agreement.

Dividends

Since the initial dividend in 1989, and as of December 31, 2023, CSC has paid 139 consecutive quarterly dividends and has increased the quarterly dividend rate 28 times, resulting in a 20% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common and nonvoting common stock cash dividend at approximately 20% to 30% of net income.

The Board of Directors of the Company declared a quarterly cash dividend increase per common share during 2023 as shown below:

Date of Declaration	Quarterly Cash Increase Per Common Share	% Increase	New Quarterly Dividend Per Common Share
January 26, 2023	$.03	14%	$.25

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s cash dividends paid and per share amounts:

Year Ended December 31,	2023		2022
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,838	$1.00	$1,591	$.84
Preferred Stock:
Series A (1)	N/A	N/A	33	82.73
Series D (2)	45	59.52	45	59.52
Series E (3)	N/A	N/A	37	6,161.42
Series F (4)	24	5,000.00	25	5,000.00
Series G (2)	132	5,375.00	134	5,375.00
Series H (2)	90	4,000.00	100	4,000.00
Series I (2)	83	4,000.00	90	4,000.00
Series J (2)	27	44.52	27	44.52
Series K (5)	37	5,000.00	28	3,708.33
(1) Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(2) Dividends are paid quarterly.
(3) Series E was redeemed on December 1, 2022. Prior to redemption, dividends were paid semi-annually until March 1, 2022 and quarterly thereafter. The final dividend was paid on December 1, 2022.
(4) Dividends are paid semi-annually until December 1, 2027 and quarterly thereafter.
(5) Series K was issued on March 4, 2022. Dividends are paid quarterly, and the first dividend was paid on June 1, 2022.
N/A Not applicable.

In addition, on January 24, 2024, the Board of Directors of the Company declared a dividend of $.25 per common share.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a new share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The new share repurchase authorization does not have an expiration date. On August 1, 2022, CSC purchased, directly from an affiliate of TD Bank, 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s new share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022. CSC repurchased an additional 32 million shares of its common stock under the new authorization for $2.4 billion during the year ended December 31, 2022. CSC repurchased 37 million shares of its common stock under the new authorization for $2.8 billion during 2023; we did not initiate repurchases after the first quarter of 2023. As of December 31, 2023, approximately $8.7 billion remained on the new authorization. There were no repurchases of CSC’s common stock under the terminated authorization during 2022.

The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during 2023; we did not initiate repurchases after the first quarter of 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Beginning in 2023, share repurchases, net of issuances, are subject to a nondeductible 1% excise tax which was recognized as a direct and incremental cost associated with these transactions. For repurchases of common stock, the tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the consolidated statement of income. For repurchases of preferred stock, the tax impact is included within preferred stock dividends and other on the consolidated statement of income.

FOREIGN EXPOSURE

At December 31, 2023, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At December 31, 2023, the fair value of these holdings totaled $12.8 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.0 billion, France at $3.2 billion,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

and Canada at $1.5 billion. At December 31, 2022, the fair value of these holdings totaled $16.4 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $4.8 billion, and Canada at $1.7 billion. In addition, Schwab had outstanding margin loans to foreign residents of $2.5 billion at both December 31, 2023 and 2022.

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

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below. Beginning in the third quarter of 2023, these adjustments also include restructuring costs, which the Company began incurring in connection with its previously announced plans to streamline its operations to prepare for post-integration of TD Ameritrade. See Item 8 – Note 15 for additional information.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Year Ended December 31,
	2023	2022	2021
Total expenses excluding interest (GAAP)	$12,459	$11,374	$10,807
Acquisition and integration-related costs (1)	(401)	(392)	(468)
Amortization of acquired intangible assets	(534)	(596)	(615)
Restructuring costs (2)	(495)	—	—
Adjusted total expenses (non-GAAP)	$11,029	$10,386	$9,724
(1) Acquisition and integration-related costs for 2023 primarily consist of $187 million of compensation and benefits, $135 million of professional services,
$28 million of occupancy and equipment, and $27 million of other. Acquisition and integration-related costs for 2022 primarily consist of $220 million of compensation and benefits, $140 million of professional services, and $21 million of occupancy and equipment. Acquisition and integration-related costs for 2021 primarily consist of $283 million of compensation and benefits, $132 million of professional services, and $39 million of occupancy and equipment.
(2) Restructuring costs for 2023 primarily consist of $292 million of compensation and benefits, $17 million of occupancy and equipment, and $181 million of other. There were no restructuring costs for 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$4,649	$2.54	$6,635	$3.50	$5,360	$2.83
Acquisition and integration-related costs	401.22		392.21		468.25
Amortization of acquired intangible assets	534.29		596.31		615.32
Restructuring costs	495.27		—	—	—	—
Income tax effects (1)	(338)	(.19)	(237)	(.12)	(268)	(.15)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$5,741	$3.13	$7,386	$3.90	$6,175	$3.25
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets and restructuring costs on an after-tax basis.

	Year Ended December 31,
	2023	2022	2021
Return on average common stockholders’ equity (GAAP)	16%	18%	11%
Average common stockholders’ equity	$29,334	$36,605	$47,318
Less: Average goodwill	(11,951)	(11,952)	(11,952)
Less: Average acquired intangible assets — net	(8,524)	(9,084)	(9,685)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,805	1,870	1,919
Average tangible common equity	$10,664	$17,439	$27,600
Adjusted net income available to common stockholders (1)	$5,741	$7,386	$6,175
Return on tangible common equity (non-GAAP)	54%	42%	22%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	December 31, 2023
	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	8.5%	10.1%
Tier 1 Capital	$40,602	$31,777
Plus: AOCI adjustment	(18,131)	(15,746)
Adjusted Tier 1 Capital	22,471	16,031
Average assets with regulatory adjustments	476,069	315,851
Plus: AOCI adjustment	(19,514)	(17,194)
Adjusted average assets with regulatory adjustments	$456,555	$298,657
Adjusted Tier 1 Leverage Ratio (non-GAAP)	4.9%	5.4%

THE CHARLES SCHWAB CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Part II – Item 7.

THE CHARLES SCHWAB CORPORATION

Item 8.     Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2023	2022	2021
Net Revenues
Interest revenue	$16,111	$12,227	$8,506
Interest expense	(6,684)	(1,545)	(476)
Net interest revenue	9,427	10,682	8,030
Asset management and administration fees (1)	4,756	4,216	4,274
Trading revenue	3,230	3,673	4,152
Bank deposit account fees	705	1,409	1,315
Other	719	782	749
Total net revenues	18,837	20,762	18,520
Expenses Excluding Interest
Compensation and benefits	6,315	5,936	5,450
Professional services	1,058	1,032	994
Occupancy and equipment	1,254	1,175	976
Advertising and market development	397	419	485
Communications	629	588	587
Depreciation and amortization	804	652	549
Amortization of acquired intangible assets	534	596	615
Regulatory fees and assessments	547	262	275
Other	921	714	876
Total expenses excluding interest	12,459	11,374	10,807
Income before taxes on income	6,378	9,388	7,713
Taxes on income	1,311	2,205	1,858
Net Income	5,067	7,183	5,855
Preferred stock dividends and other	418	548	495
Net Income Available to Common Stockholders	$4,649	$6,635	$5,360
Weighted-Average Common Shares Outstanding:
Basic	1,824	1,885	1,887
Diluted	1,831	1,894	1,897
Earnings Per Common Shares Outstanding (2):
Basic	$2.55	$3.52	$2.84
Diluted	$2.54	$3.50	$2.83
(1) No fee waivers were recognized for the year ended December 31, 2023. Includes fee waivers of $57 million and $326 million for the years ended December 31, 2022 and 2021, respectively.
(2) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Notes 19 and 25 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2023	2022	2021
Net income	$5,067	$7,183	$5,855
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	3,539	(29,100)	(8,521)
Reclassification of net unrealized loss transferred to held to maturity	—	18,228	—
Other reclassifications included in other revenue	61	9	(4)
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	(18,228)	—
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	2,474	707	—
Other	(35)	60	(11)
Other comprehensive income (loss), before tax	6,039	(28,324)	(8,536)
Income tax effect	(1,549)	6,812	2,033
Other comprehensive income (loss), net of tax	4,490	(21,512)	(6,503)
Comprehensive Income (Loss)	$9,557	$(14,329)	$(648)

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets (1)
(In Millions, Except Per Share and Share Amounts)

December 31,	2023	2022
Assets
Cash and cash equivalents	$43,337	$40,195
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $8,844 and $12,159 at December 31, 2023 and 2022, respectively)	31,836	42,983
Receivables from brokerage clients — net	68,667	66,591
Available for sale securities (amortized cost of $116,336 and $160,162 at December 31, 2023 and 2022, respectively; including assets pledged of $1,733 and $41, respectively)	107,646	147,871
Held to maturity securities (including assets pledged of $3,703 and $4,522 at December 31, 2023 and 2022, respectively)	159,452	173,074
Bank loans — net	40,439	40,505
Equipment, office facilities, and property — net	3,690	3,714
Goodwill	11,951	11,951
Acquired intangible assets — net	8,260	8,789
Other assets	17,900	16,099
Total assets	$493,178	$551,772
Liabilities and Stockholders’ Equity
Bank deposits	$289,953	$366,724
Payables to brokerage clients	84,786	97,438
Accrued expenses and other liabilities	18,400	13,124
Other short-term borrowings	6,553	4,650
Federal Home Loan Bank borrowings	26,400	12,400
Long-term debt	26,128	20,828
Total liabilities	452,220	515,164
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,329 and $9,850 at December 31, 2023 and 2022, respectively	9,191	9,706
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at December 31, 2023 and 2022	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at December 31, 2023 and 2022	1	1
Additional paid-in capital	27,330	27,075
Retained earnings	33,901	31,066
Treasury stock, at cost — 250,678,452 and 221,033,042 shares at December 31, 2023 and 2022, respectively	(11,354)	(8,639)
Accumulated other comprehensive income (loss)	(18,131)	(22,621)
Total stockholders’ equity	40,958	36,608
Total liabilities and stockholders’ equity	$493,178	$551,772
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Nonvoting Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock					Retained Earnings	Treasury Stock, at cost
		Shares	Amount	Shares	Amount					Total
Balance at December 31, 2020	$7,733	1,995	$20	79	$1	$26,515	$21,975	$(5,578)	$5,394	$56,060
Net income	—	—	—	—	—	—	5,855	—	—	5,855
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(6,503)	(6,503)
Issuance of preferred stock, net	2,806	—	—	—	—	—	—	—	—	2,806
Redemption of preferred stock	(585)	—	—	—	—	—	(15)	—	—	(600)
Dividends declared on preferred stock	—	—	—	—	—	—	(456)	—	—	(456)
Dividends declared on common stock — $.72 per share	—	—	—	—	—	—	(1,367)	—	—	(1,367)
Stock option exercises and other	—	—	—	—	—	(84)	—	305	—	221
Share-based compensation	—	—	—	—	—	229	—	—	—	229
Other	—	—	—	—	—	81	—	(65)	—	16
Balance at December 31, 2021	9,954	1,995	20	79	1	26,741	25,992	(5,338)	(1,109)	56,261
Net income	—	—	—	—	—	—	7,183	—	—	7,183
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(21,512)	(21,512)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Redemption of preferred stock	(988)	—	—	—	—	—	(12)	—	—	(1,000)
Dividends declared on preferred stock	—	—	—	—	—	—	(505)	—	—	(505)
Dividends declared on common stock — $.84 per share	—	—	—	—	—	—	(1,592)	—	—	(1,592)
Repurchase of common stock	—	—	—	—	—	—	—	(2,435)	—	(2,435)
Repurchase of nonvoting common stock	—	15	—	(15)	—	—	—	(1,000)	—	(1,000)
Conversion of nonvoting common stock to common stock	—	13	—	(13)	—	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(124)	—	188	—	64
Share-based compensation	—	—	—	—	—	348	—	—	—	348
Other	—	—	—	—	—	110	—	(54)	—	56
Balance at December 31, 2022	9,706	2,023	20	51	1	27,075	31,066	(8,639)	(22,621)	36,608
Net income	—	—	—	—	—	—	5,067	—	—	5,067
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	4,490	4,490
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(438)	—	—	(438)
Dividends declared on common stock — $1.00 per share	—	—	—	—	—	—	(1,838)	—	—	(1,838)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,866)	—	(2,866)
Stock option exercises and other	—	—	—	—	—	(145)	—	194	—	49
Share-based compensation	—	—	—	—	—	294	—	—	—	294
Other	—	—	—	—	—	106	—	(43)	—	63
Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows (1)
(In Millions)

Year Ended December 31,	2023	2022	2021
Cash Flows from Operating Activities
Net income	$5,067	$7,183	$5,855
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	320	366	254
Depreciation and amortization	804	652	549
Amortization of acquired intangible assets	534	596	615
Provision (benefit) for deferred income taxes	(478)	(18)	53
Premium amortization, net, on available for sale and held to maturity securities	830	1,375	2,346
Other	702	490	372
Net change in:
Investments segregated and on deposit for regulatory purposes	23,759	(874)	(3,398)
Receivables from brokerage clients	(2,135)	23,947	(26,168)
Other assets	(2,020)	99	(1,152)
Payables to brokerage clients	(12,652)	(28,233)	21,470
Accrued expenses and other liabilities	4,856	(3,526)	1,322
Net cash provided by (used for) operating activities	19,587	2,057	2,118
Cash Flows from Investing Activities
Purchases of available for sale securities	(1,487)	(51,009)	(171,732)
Proceeds from sales of available for sale securities	8,465	24,704	13,306
Principal payments on available for sale securities	36,508	49,944	94,912
Principal payments on held to maturity securities	15,461	15,712	—
Net change in bank loans	99	(5,788)	(10,845)
Purchases of equipment, office facilities, and property	(700)	(971)	(916)
Purchases of FHLB stock	(1,869)	(518)	—
Proceeds from sales of FHLB stock	1,344	19	—
Purchases of Federal Reserve stock	(221)	(106)	(245)
Proceeds from sales of Federal Reserve stock	98	197	—
Other investing activities	(287)	(136)	(143)
Net cash provided by (used for) investing activities	57,411	32,048	(75,663)
Cash Flows from Financing Activities
Net change in bank deposits	(76,771)	(77,054)	85,756
Proceeds from FHLB borrowings	49,200	12,504	—
Repayments of FHLB borrowings	(35,200)	(104)	—
Proceeds from other short-term borrowings	17,000	20,891	11,107
Repayments of other short-term borrowings	(15,104)	(21,100)	(6,255)
Issuances of long-term debt	6,097	2,971	7,036
Repayments of long-term debt	(831)	(1,036)	(1,822)
Repurchases of common stock and nonvoting common stock	(2,842)	(3,395)	—
Issuance of preferred stock, net	—	740	2,806
Redemption and repurchase of preferred stock	(467)	(1,000)	(600)
Dividends paid	(2,276)	(2,110)	(1,822)
Proceeds from stock options exercised	49	64	221
Other financing activities	(100)	(94)	(104)
Net cash provided by (used for) financing activities	(61,245)	(68,723)	96,323
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	15,753	(34,618)	22,778
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	58,720	93,338	70,560
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$74,473	$58,720	$93,338

Continued on following page.

THE CHARLES SCHWAB CORPORATION

Continued from previous page.

Year Ended December 31,	2023	2022	2021
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$—	$188,555	$—
Changes in accrued equipment, office facilities, and property purchases	$104	$(19)	$125
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$—	$40	$—
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$5,623	$1,355	$501
Income taxes	$1,620	$2,130	$2,053
Amounts included in the measurement of lease liabilities	$255	$228	$212
Leased assets obtained in exchange for new operating lease liabilities	$118	$274	$89
Leased assets obtained in exchange for new finance lease liabilities	$48	$4	$109

December 31,	2023	2022	2021
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$43,337	$40,195	$62,975
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	31,136	18,525	30,363
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$74,473	$58,720	$93,338
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

Schwab’s securities broker-dealers have over 380 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in 2023, Federal Home Loan Bank borrowings are presented separately from other short-term borrowings in the consolidated balance sheets. Prior period amounts have been reclassified to reflect these changes. Corresponding presentation changes have been made to the consolidated statements of cash flows and related notes also impacted.

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

Bank deposit account fees

Bank deposit account fees consist of revenues resulting from sweep programs offered to certain clients whereby uninvested client cash is swept off-balance sheet to FDIC-insured (up to specified limits) accounts at the TD Depository Institutions. The Company provides marketing, recordkeeping, and support services related to these sweep programs to the TD Depository Institutions in exchange for bank deposit account fees. These revenues are based on floating and fixed yields as elected by the Company subject to certain requirements, less interest paid to clients and other applicable fees. Bank deposit account fees are earned and recognized over time and collected on a monthly basis.

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

Other securities owned and securities sold but not yet purchased

Other securities owned and securities sold but not yet purchased are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets and recorded at fair value based on quoted market prices or other observable market data. Unrealized gains and losses are included in earnings. Client-held fractional shares are included in other securities owned for client positions where off-balance sheet treatment pursuant to ASC 940 Financial Services – Brokers and Dealers is not applicable and the derecognition criteria in ASC 860 Transfers and Servicing, are not met. These client-held fractional shares have related repurchase liabilities that are accounted for at fair value with unrealized gains and losses included in earnings. See Fair values of assets and liabilities below in this Note 2 for further information on these repurchase liabilities.

Investment securities

AFS investment securities are recorded at fair value and unrealized gains and losses, other than losses related to credit factors, are reported, net of taxes, in AOCI included in stockholders’ equity. HTM investment securities are recorded at amortized cost, net of any allowance for credit losses, based on the Company’s positive intent and ability to hold these securities to maturity. Realized gains and losses from sales of AFS investment securities are determined using the specific-identification method and are included in other revenue. Interest income on investment securities is recognized using the effective interest method based on the contractual terms of the security. Where applicable, prepayments are accounted for as they occur (i.e., prepayments are not estimated). Accrued interest receivable for AFS and HTM investment securities is included in other assets in the Company’s consolidated balance sheets.

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

Expected credit losses are estimated using a loan-level model that projects each loan’s behavior over its term based on forecasted voluntary housing turnover, the rates of refinancing, delinquency transition rates, and severity of loss. The model takes into account the current relevant risk indicators, including each loan’s term and structure, current delinquency status, and the estimated current LTV ratio, as well as borrower FICO scores and current key interest rates including U.S. Treasury, SOFR, Prime, and mortgage rates. The more significant variables in the model include delinquency roll rates, housing prices, interest rates, and the unemployment rate. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience over a full economic cycle. Loss severity (i.e., loss given default) estimates are based on forecasted net equity associated with each loan and property, as well as loss experience and market trends, both current and forecasted. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Mortgage rates are estimated based on forecasted spread, while the rest of the interest rates used by the model are projected based on the forward rates. The unemployment rate forecast is typically based on the recent consensus of regularly published economic surveys. Linear interpolation is applied to revert to long-term trends after the reasonable and supportable forecast period.

The methodology described above results in loss factors that are applied to the amortized cost basis of loans, exclusive of accrued interest receivable, to determine the allowance for credit losses for First Mortgages and HELOCs.

Management also estimates a liability for expected credit losses on the Company’s commitments to extend credit related to unused HELOCs and commitments to purchase First Mortgages. See Note 14 for additional information on these commitments. The liability is calculated by applying the loss factors described above to the commitments expected to be funded and is included

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

in accrued expenses and other liabilities on the consolidated balance sheets. The liability for expected credit losses on these commitments and related activity were immaterial for all periods presented.

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
(1) Amortized over contractual term if shorter than the estimated useful life.

Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group related to such assets may not be recoverable. Impairment charges are recorded in other expenses.

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

Leases

Leases primarily consist of operating leases for corporate offices, branch locations, and server equipment. We determine if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has also elected to not record leases acquired in a business combination on the balance sheet if the remaining term as of the acquisition date is 12 months or less. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. At the commencement date, we determine classification as either an operating lease or finance lease, and the ROU asset and lease liability are recognized based on the present value of lease payments over the lease term. The lease liability may include payments that depend on a rate or index (such as the Consumer Price Index), measured using the rate or index at the commencement date. Payments that vary because of changes in facts or circumstances occurring after the commencement date are considered variable. These payments are not recognized as part of the lease liability and are expensed in the period incurred. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The amortization of finance lease ROU assets and the interest expense on finance lease liabilities are recognized over the lease term as depreciation and interest expense, respectively. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group related to such assets may not be recoverable. Impairment charges are recorded in other expense. In certain situations, the Company may also abandon a lease prior to the end of its lease term. Once the Company has committed to a plan to abandon the lease, the amortization period of the ROU asset is shortened to the abandonment date.

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

Derivative instruments and hedging activities

As discussed further in Note 16, beginning in 2023, the Company utilizes derivative instruments as part of its interest rate risk management. The Company records all derivatives on the balance sheet at fair value. Accounting for the changes in the fair values of derivatives depends on whether we qualify for and elect to apply hedge accounting and the type of hedging accounting relationship applied. Hedge accounting generally matches the timing of gain or loss recognition on the derivatives with the recognition of the changes in the fair values or cash flows attributable to the risk being hedged. Schwab’s policy is to designate all eligible derivatives in hedge accounting relationships. To qualify for hedge accounting, among other requirements, a derivative must be highly effective at reducing exposure to the hedged risk. The assessment of effectiveness is done for each hedging relationship at inception and on an ongoing basis. Depending on certain criteria, these assessments of effectiveness may be qualitative or quantitative. Schwab applies the “shortcut method” of hedge accounting for a portion of its fair value hedges, which assumes perfect effectiveness. Alternatively, when quantitative effectiveness assessments are required, the Company uses regression analysis, which is the method employed for the rest of our hedging relationships.

For the Company’s fair value hedges of interest rate risk, the gain or loss on the derivatives and the changes in fair values of the hedged assets attributable to benchmark interest rates (basis adjustments) are both recorded in interest revenue on the consolidated statements of income. If the hedging relationship is terminated, any remaining basis adjustment is included in the amortized cost of the hedged asset and amortized to interest revenue over its remaining life as a yield adjustment using the effective interest method. The Company does not amortize basis adjustments prior to termination of the hedging relationship.

Certain fair value hedges may be designated under the portfolio layer method (PLM) of hedge accounting, which allows the Company to hedge the interest rate risk of prepayable and non-prepayable financial assets by designating a stated amount of a closed portfolio that is expected to be outstanding for the designated hedge period (a hedged layer) as the hedged item. A PLM hedging relationship may include multiple hedged layers. If at any point during the hedge period the aggregate amount of the hedged layers exceeds the amount of the closed portfolio (i.e., a breach of the hedged layer(s) has occurred) or is expected to exceed the amount of the closed portfolio at a future date during the hedge period (i.e., a breach of the hedged layer is anticipated), the PLM hedging relationship must be fully or partially terminated to cure the breach or anticipated breach. Basis adjustments for active PLM hedges are maintained at the closed portfolio level and are only allocated to individual assets remaining in the closed portfolio when the hedging relationship is terminated, except for any portion of the basis adjustment related to a breach of the hedged layer(s) that has occurred, which is recognized in interest revenue immediately. Allocated PLM

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

basis adjustments are included in the amortized cost of the hedged assets and amortized to interest revenue over their respective remaining lives as a yield adjustment using the effective interest method.

For the Company’s cash flow hedges of interest rate risk, the gain or loss on the derivatives is recorded in AOCI and subsequently reclassified into interest revenue or interest expense, depending on where the hedged cash flows are recognized, on the consolidated statements of income when the hedged transactions affect earnings. Amounts reported in AOCI for cash flow hedges of interest rate risk on recognized financial assets and liabilities are reclassified into interest revenue or interest expense as interest payments are accrued or made. If the hedging relationship is terminated and transactions that were hedged are no longer probable of occurring, the gain or loss on the derivative recorded in AOCI prior to termination is reclassified into interest revenue or interest expense immediately. Otherwise, the derivative gain or loss in AOCI will continue to be reclassified into interest revenue or interest expense in the periods during which the previously hedged transactions affect earnings.

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

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include: certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, AFS securities, certain other assets, interest rate swaps, and certain accrued expenses and other liabilities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets, and we generally obtain prices from three independent third-party pricing sources for such assets recorded at fair value.

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

Liabilities measured at fair value on a recurring basis include interest rate swaps, securities sold but not yet purchased, and repurchase liabilities related to client-held fractional shares of equities, ETFs, and other securities, which are included in other assets on the consolidated balance sheets (see Other securities owned and securities sold but not yet purchased above in this Note 2 for the treatment of client-held fractional shares). The fair values of securities sold but not yet purchased are based on quoted market prices or other observable market data. The Company has elected the fair value option pursuant to ASC 825 Financial Instruments for the repurchase liabilities to match the measurement and accounting of the related client-held fractional shares. The fair values of the repurchase liabilities are based on quoted market prices or other observable market data consistent with the related client-held fractional shares. Unrealized gains and losses on client-held fractional shares offset the unrealized gains and losses on the corresponding repurchase liabilities, resulting in no impact to the consolidated statements of income. The Company’s liabilities to repurchase client-held fractional shares do not have credit risk, and, as a result, the Company has not recognized any gains or losses in the consolidated statements of income or comprehensive income attributable to instrument-specific credit risk for these repurchase liabilities. The repurchase liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.

The fair values of interest rate swaps are based on market observable interest rate yield curves. Fair value measurements are priced considering the coupon rate of the fixed leg of the contract and the variable coupon rate on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve. The Company validates its valuations with counterparty quotations from central counterparty (CCP) clearing houses. See Note 16 for additional information on the Company’s interest rate swaps.

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
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”
Requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (CODM) and included in segment profit or loss. Also requires disclosure of the CODM’s title and position and how the CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. All currently required annual segment disclosures will be required for interim periods as well.

Adoption requires retrospective application as of the earliest comparative period presented in the financial statements. Early adoption is permitted.

		January 1, 2024 (applies to the annual financial statements for 2024 and interim periods thereafter)	The Company does not expect this guidance will have a material impact on its financial statements or disclosures.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
Expands income tax disclosures, primarily by enhancing the rate reconciliation table and requiring additional disaggregated information about income taxes paid.

Adoption allows retrospective or prospective application, with early adoption permitted.

		January 1, 2025	The Company does not expect this guidance will have a material impact on its financial statements or disclosures.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2023	2022	2021
Net interest revenue
Cash and cash equivalents	$1,894	$812	$40
Cash and investments segregated	1,355	691	24
Receivables from brokerage clients	4,793	3,321	2,455
Available for sale securities	2,987	4,139	4,641
Held to maturity securities	2,872	1,688	—
Bank loans	1,664	1,083	620
Securities lending revenue	419	471	720
Other interest revenue	127	22	6
Interest revenue	16,111	12,227	8,506
Bank deposits	(3,363)	(723)	(54)
Payables to brokerage clients	(271)	(123)	(9)
Other short-term borrowings (1)	(375)	(48)	(9)
Federal Home Loan Bank borrowings (1)	(1,810)	(106)	—
Long-term debt	(715)	(498)	(384)
Securities lending expense	(147)	(48)	(24)
Other interest expense	(3)	1	4
Interest expense	(6,684)	(1,545)	(476)
Net interest revenue	9,427	10,682	8,030
Asset management and administration fees
Mutual funds, ETFs, and CTFs	2,563	2,055	1,961
Advice solutions	1,868	1,854	1,993
Other	325	307	320
Asset management and administration fees	4,756	4,216	4,274
Trading revenue
Commissions	1,601	1,787	2,050
Order flow revenue	1,404	1,738	2,053
Principal transactions	225	148	49
Trading revenue	3,230	3,673	4,152
Bank deposit account fees	705	1,409	1,315
Other	719	782	749
Total net revenues	$18,837	$20,762	$18,520
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

For additional discussion of contract balances, see Note 9. For a summary of revenue provided by our reportable segments, see Note 24. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.    Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2023	2022
Receivables
Margin loans	$62,582	$63,065
Other brokerage receivables	6,085	3,526
Receivables from brokerage clients — net (1)	$68,667	$66,591
Payables
Interest-bearing payables	$67,675	$81,583
Non-interest-bearing payables	17,111	15,855
Payables to brokerage clients	$84,786	$97,438
(1) The allowance for credit losses for receivables from brokerage clients and related activity was immaterial for all periods presented.

At December 31, 2023 and 2022, approximately 17% of total CS&Co and TD Ameritrade, Inc. client accounts were located in California.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$69,173	$—	$6,378	$62,795
U.S. Treasury securities	22,459	1	989	21,471
Corporate debt securities (1)	13,344	—	860	12,484
Asset-backed securities (2)	9,465	—	378	9,087
Foreign government agency securities	1,035	—	33	1,002
U.S. state and municipal securities	634	—	55	579
Non-agency commercial mortgage-backed securities	123	—	14	109
Certificates of deposit	100	—	—	100
Other	22	—	3	19
Unallocated portfolio layer method fair value basis adjustments (3)	(19)	—	(19)	—
Total available for sale securities (4)	$116,336	$1	$8,691	$107,646
Held to maturity securities
U.S. agency mortgage-backed securities	$159,452	$1,435	$13,796	$147,091
Total held to maturity securities	$159,452	$1,435	$13,796	$147,091

December 31, 2022
Available for sale securities
U.S. agency mortgage-backed securities	$85,994	$—	$8,306	$77,688
U.S. Treasury securities	41,879	—	1,877	40,002
Asset-backed securities (2)	13,672	—	649	13,023
Corporate debt securities (1)	13,830	—	1,275	12,555
Certificates of deposit	2,245	—	14	2,231
Foreign government agency securities	1,033	—	64	969
U.S. state and municipal securities	713	—	75	638
Non-agency commercial mortgage-backed securities	473	—	23	450
Other	323	—	8	315
Total available for sale securities (4)	$160,162	$—	$12,291	$147,871
Held to maturity securities
U.S. agency mortgage-backed securities	$173,074	$1,442	$15,580	$158,936
Total held to maturity securities	$173,074	$1,442	$15,580	$158,936
(1) As of December 31, 2023 and 2022, approximately 36% and 37%, respectively, of the total AFS corporate debt securities were issued by institutions in the financial services industry.
(2) Approximately 61% and 57% of asset-backed securities held as of December 31, 2023 and 2022, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 24% and 18% of the asset-backed securities held as of December 31, 2023 and 2022, respectively.
(3) This represents the amount of PLM basis adjustments related to AFS securities hedged in a closed portfolio. See Notes 2 and 16 for more information on PLM hedge accounting.
(4) Included in cash and cash equivalents on the consolidated balance sheets, but excluded from this table, is $48 million of AFS commercial paper as of December 31, 2022 (none as of December 31, 2023). These holdings have maturities of three months or less at the time of acquisition, and an aggregate market value equal to amortized cost.

During 2022, the Company transferred a total of $188.6 billion of U.S. agency mortgage-backed securities with a total net pre-tax unrealized loss at the times of transfer of $18.2 billion from the AFS category to the HTM category. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to net income. As of December 31, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $11.5 billion net of tax effect ($15.0 billion pre-tax).

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

At December 31, 2023, our banking subsidiaries had pledged investment securities with a value of $70.1 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 12). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a value of $6.2 billion as collateral for this facility at December 31, 2023. Beginning in 2023, our banking subsidiaries pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve through the Bank Term Funding Program, and had pledged securities with a par value of $39.2 billion as collateral for this facility at December 31, 2023. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The value of these pledged securities was $1.6 billion at December 31, 2023.

At December 31, 2023, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $3.7 billion, and AFS securities pledged were U.S. agency mortgage-backed securities with an aggregate fair value of $1.5 billion. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 2, 12, and 17 for additional information on these repurchase agreements.

At December 31, 2023, our banking subsidiaries had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $195 million as initial margin on interest rate swaps (see Notes 16 and 17). All of Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS investment securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities (1)	$1	$—	$62,794	$6,378	$62,795	$6,378
U.S. Treasury securities	—	—	19,450	989	19,450	989
Corporate debt securities	—	—	12,484	860	12,484	860
Asset-backed securities (1)	29	—	9,058	378	9,087	378
Foreign government agency securities	—	—	1,002	33	1,002	33
U.S. state and municipal securities	—	—	579	55	579	55
Non-agency commercial mortgage-backed securities	—	—	109	14	109	14
Other	—	—	19	3	19	3
Total (2)	$30	$—	$105,495	$8,710	$105,525	$8,710

December 31, 2022
Available for sale securities
U.S. agency mortgage-backed securities	$34,938	$2,025	$42,558	$6,281	$77,496	$8,306
U.S. Treasury securities	27,063	716	12,519	1,161	39,582	1,877
Asset-backed securities	6,717	217	6,299	432	13,016	649
Corporate debt securities	8,552	542	3,998	733	12,550	1,275
Certificates of deposit	2,033	10	196	4	2,229	14
Foreign government agency securities	756	50	214	14	970	64
U.S. state and municipal securities	482	31	157	44	639	75
Non-agency commercial mortgage-backed securities	443	23	—	—	443	23
Other	315	8	—	—	315	8
Total	$81,299	$3,622	$65,941	$8,669	$147,240	$12,291
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $19 million at December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

At December 31, 2023, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Note 2. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the years ended December 31, 2023 and 2022. None of the Company’s AFS securities held as of December 31, 2023 and 2022 had an allowance for credit losses. All HTM securities as of December 31, 2023 and 2022 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $565 million and $685 million of accrued interest receivable for AFS and HTM securities as of December 31, 2023 and 2022, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the consolidated balance sheets. There were no write-offs of accrued interest receivable on AFS and HTM securities during the years ended December 31, 2023 or 2022.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below. As of December 31, 2023, the estimated effective duration, which reflects anticipated future payments, of our total AFS and HTM investment securities portfolio is approximately 4.0 years. The estimated effective duration of our AFS investment securities portfolio is approximately 2.5 years as of December 31, 2023. Including the impact of the Company’s use of derivative instruments to manage changes in the fair values of our AFS investment portfolio, the effective duration of our total AFS and HTM investments securities as of December 31, 2023 is approximately 3.9 years and for our AFS investment securities is approximately 2.2 years (see Note 16).

The maturities of AFS and HTM investment securities are as follows:

December 31, 2023	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$798	$11,126	$10,650	$40,221	$62,795
U.S. Treasury securities	9,142	12,329	—	—	21,471
Corporate debt securities	2,708	8,306	1,470	—	12,484
Asset-backed securities	—	2,443	1,290	5,354	9,087
Foreign government agency securities	495	507	—	—	1,002
U.S. state and municipal securities	—	71	396	112	579
Non-agency commercial mortgage-backed securities	—	—	—	109	109
Certificates of deposit	100	—	—	—	100
Other	—	—	—	19	19
Total fair value	$13,243	$34,782	$13,806	$45,815	$107,646
Total amortized cost (1)	$13,427	$36,943	$15,345	$50,640	$116,355
Weighted-average yield (2)	1.82%	1.84%	1.87%	2.62%	2.18%

Held to maturity securities
U.S. agency mortgage-backed securities	$1,217	$7,765	$37,584	$100,525	$147,091
Total fair value	$1,217	$7,765	$37,584	$100,525	$147,091
Total amortized cost	$1,248	$8,198	$40,139	$109,867	$159,452
Weighted-average yield (2)	2.61%	1.98%	1.76%	1.73%	1.75%
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $19 million at December 31, 2023.
(2) The weighted-average yield is computed using the amortized cost at December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

Year Ended December 31,	2023	2022	2021
Proceeds	$8,465	$24,704	$13,306
Gross realized gains	1	157	40
Gross realized losses	62	166	36

6.    Bank Loans and Related Allowance for Credit Losses

The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

December 31, 2023	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$26,111	$33	$2	$7	$42	$26,153	$32	$26,121
HELOCs (1,2)	473	1	1	4	6	479	2	477
Total residential real estate	26,584	34	3	11	48	26,632	34	26,598
Pledged asset lines	13,533	11	—	4	15	13,548	—	13,548
Other	297	—	—	—	—	297	4	293
Total bank loans	$40,414	$45	$3	$15	$63	$40,477	$38	$40,439

December 31, 2022
Residential real estate:
First Mortgages (1,2)	$25,157	$25	$2	$14	$41	$25,198	$66	$25,132
HELOCs (1,2)	590	2	—	5	7	597	4	593
Total residential real estate	25,747	27	2	19	48	25,795	70	25,725
Pledged asset lines	14,584	4	—	4	8	14,592	—	14,592
Other	191	—	—	—	—	191	3	188
Total bank loans	$40,522	$31	$2	$23	$56	$40,578	$73	$40,505
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $100 million and $98 million at December 31, 2023 and 2022, respectively.
(2) At both December 31, 2023 and 2022, 43% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2023 or 2022.

At December 31, 2023, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 12).

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Changes in the allowance for credit losses on bank loans were as follows:

December 31, 2023	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of year	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(34)	(2)	(36)	—	1	(35)
Balance at end of year	$32	$2	$34	$—	$4	$38

December 31, 2022
Balance at beginning of year	$13	$2	$15	$—	$3	$18
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	1	1	—	—	1
Provision for credit losses	53	1	54	4	—	58
Balance at end of year	$66	$4	$70	$—	$3	$73

December 31, 2021
Balance at beginning of year	$22	$5	$27	$—	$3	$30
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	—	1	1	—	—	1
Provision for credit losses	(9)	(4)	(13)	—	1	(12)
Balance at end of year	$13	$2	$15	$—	$3	$18

As discussed in Note 2, the Company charges off any unsecured PAL balances no later than 90-days past due. PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of December 31, 2023 and 2022, respectively. Therefore, no allowance for credit losses for PALs as of those dates was required.

During 2023, the U.S. economy continued to be challenged by elevated inflation, tightening monetary policy, and geopolitical unrest. However, amid sustained economic growth, supply and demand moved to a more balanced state, as inflation began to abate. While the Federal Reserve held the policy rate steady during the last quarter of the year, our allowance assumes a near term continuation of elevated interest rates with only a slight increase in unemployment and modest home price depreciation. Though higher mortgage rates are softening demand and reducing borrower affordability, we expect constrained housing supply to keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio have improved in recent years and remain very strong. As a result of these factors, we decreased projected loss rates at December 31, 2023, as compared to December 31, 2022.

A summary of bank loan-related nonperforming assets is as follows:

December 31,	2023	2022
Nonaccrual loans (1)	$15	$23
Other real estate owned (2)	—	2
Total nonperforming assets	$15	$25
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

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	pre-2019	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$2	$1	$1	$—	$1	$5	$—	$—	$—
620 – 679	4	27	30	20	2	13	96	—	1	1
680 – 739	299	782	1,160	395	106	188	2,930	50	38	88
≥740	2,391	5,258	10,439	3,558	743	733	23,122	261	129	390
Total	$2,694	$6,069	$11,630	$3,974	$851	$935	$26,153	$311	$168	$479
Origination LTV
≤70%	$1,818	$4,492	$10,078	$3,306	$687	$695	$21,076	$279	$117	$396
>70% – ≤90%	876	1,577	1,552	668	164	238	5,075	32	50	82
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$2,694	$6,069	$11,630	$3,974	$851	$935	$26,153	$311	$168	$479
Updated FICO
<620	$4	$15	$19	$8	$2	$15	$63	$2	$5	$7
620 – 679	46	77	87	38	11	39	298	6	10	16
680 – 739	265	575	984	316	61	108	2,309	48	26	74
≥740	2,379	5,402	10,540	3,612	777	773	23,483	255	127	382
Total	$2,694	$6,069	$11,630	$3,974	$851	$935	$26,153	$311	$168	$479
Estimated Current LTV (1)
≤70%	$1,853	$4,855	$11,341	$3,960	$850	$931	$23,790	$308	$167	$475
>70% – ≤90%	841	1,185	289	14	1	4	2,334	3	1	4
>90% – ≤100%	—	28	—	—	—	—	28	—	—	—
>100%	—	1	—	—	—	—	1	—	—	—
Total	$2,694	$6,069	$11,630	$3,974	$851	$935	$26,153	$311	$168	$479
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.02%	0.01%	0.01%	0.01%	0.36%	0.03%	0.07%	2.40%	0.84%
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

At December 31, 2023, First Mortgage loans of $21.5 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 27% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 86% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At December 31, 2023 and 2022, Schwab had $157 million and $134 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and is included in other assets on the consolidated balance sheets.

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2023	Balance
Converted to an amortizing loan by period end (1)	$168
Within 1 year	18
> 1 year – 3 years	41
> 3 years – 5 years	47
> 5 years	205
Total	$479
(1) Includes $21 million of HELOCs converted to amortizing loans during the year ended December 31, 2023.

At December 31, 2023, $379 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2023, the borrowers on approximately 60% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2023	2022
Software	$3,375	$2,940
Buildings	1,720	1,693
Information technology and telecommunications equipment	1,133	1,008
Leasehold improvements	411	472
Land	214	209
Construction in progress	213	274
Other	380	351
Total equipment, office facilities, and property	7,446	6,947
Accumulated depreciation and amortization	(3,756)	(3,233)
Total equipment, office facilities, and property — net	$3,690	$3,714

As a result of its TDA integration and restructuring efforts, the Company recognized impairment losses on fixed assets of $47 million during the year ended December 31, 2023. These losses are included in other expense on the consolidated statements of income. For the purpose of measuring impairment loss, the fair value of the asset group was determined using a discounted cash flow analysis. The fair value of the asset group was not material at December 31, 2023. See Note 15 for additional information regarding the Company’s exit costs related to its TDA integration and restructuring activities.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

8.    Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
December 31, 2021	$7,970	$3,982	$11,952
Goodwill acquired and other changes during the period	(1)	—	(1)
December 31, 2022	$7,969	$3,982	$11,951
Goodwill acquired and other changes during the period	—	—	—
December 31, 2023	$7,969	$3,982	$11,951

We performed an assessment of each of the Company’s reporting units as of our annual testing date. Based on this analysis, we concluded that goodwill was not impaired. There were no indicators that goodwill was impaired after our annual testing date. Schwab did not recognize any goodwill impairment in any of the years presented.

Acquired intangible assets are detailed below:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Client relationships	$10,088	$(1,933)	$8,155	$10,085	$(1,422)	$8,663
Technology	299	(284)	15	299	(261)	38
Trade names	123	(33)	90	120	(32)	88
Total acquired intangible assets	$10,510	$(2,250)	$8,260	$10,504	$(1,715)	$8,789

Estimated future annual amortization expense for acquired intangible assets as of December 31, 2023 is as follows:

2024	$519
2025	512
2026	508
2027	508
2028	507
Thereafter	5,618
Total	$8,172
Note: The above schedule excludes indefinite-lived intangible assets of $88 million.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.    Other Assets

The components of other assets are as follows:

December 31,	2023	2022
Deferred tax assets — net	$4,300	$5,370
Other investments (1)	3,155	2,130
Receivables — interest, dividends, and other	2,538	1,919
Other securities owned at fair value (2)	1,913	1,432
Other receivables from brokers, dealers, and clearing organizations	1,764	2,171
Securities borrowed	1,563	705
Operating lease ROU assets	630	894
Customer contract receivables (3)	599	560
Capitalized contract costs	416	379
Contract assets — net	239	—
Other	783	539
Total other assets	$17,900	$16,099
(1) Includes LIHTC investments and certain other CRA-related investments (see Note 10). This item also includes investments in FHLB stock of $1.1 billion and $528 million at December 31, 2023 and 2022, respectively, which are required to be held as a condition of borrowing with the FHLB (see Note 12) and can only be sold to the issuer at its par value. Any cash dividends received from investments in FHLB stock are recognized as interest revenue in the consolidated statements of income. Other investments also includes investments in Federal Reserve stock of $468 million and $345 million at December 31, 2023 and 2022, respectively; these holdings are a condition of CSB, CSPB, and Trust Bank’s membership with the Federal Reserve.
(2) Includes fractional shares held in client brokerage accounts. Corresponding repurchase liabilities in an equal amount for these client-held fractional shares are included in accrued expenses and other liabilities on the consolidated balance sheet. See also Notes 2 and 18.
(3) Represents substantially all receivables from contracts with customers within the scope of ASC 606.

Capitalized contract costs

Capitalized contract costs relate to incremental costs of obtaining a contract with a customer, including sales commissions paid to employees for obtaining contracts with clients, and are presented in the table above. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. Amortization expense related to capitalized contract costs was $85 million, $77 million, and $69 million during the years ended December 31, 2023, 2022, and 2021, respectively, which was recorded in compensation and benefits expense on the consolidated statements of income.

Contract assets

Contract assets relate to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement, and are presented in the table above. These assets are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 14.

10.    Variable Interest Entities

As of December 31, 2023 and 2022, substantially all of Schwab’s involvement with VIEs is through CSB’s CRA-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During 2023, 2022, and 2021, CSB recorded amortization of $119 million, $96 million, and $71 million, respectively, and recognized tax credits and other tax benefits of $153 million, $121 million, and $90 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2023			December 31, 2022
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,407	$759	$1,407	$1,094	$619	$1,094
Other investments (2)	179	—	231	167	—	215
Total	$1,586	$759	$1,638	$1,261	$619	$1,309
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2024 and 2027. During the years ended December 31, 2023, 2022, and 2021, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

11.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2023	2022
Interest-bearing deposits:
Deposits swept from brokerage accounts	$220,274	$333,754
Time certificates of deposit (1)	48,297	6,047
Checking	15,691	19,719
Savings and other	4,461	6,098
Total interest-bearing deposits	288,723	365,618
Non-interest-bearing deposits	1,230	1,106
Total bank deposits	$289,953	$366,724
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at December 31, 2023 and 2022 were 5.15% and 4.75%, respectively. As of December 31, 2023 and 2022, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.
Annual maturities on time certificates of deposit outstanding at December 31, 2023 are as follows:

Balance
2024	$46,659
2025	1,638
Total	$48,297

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

TDA Holding Senior Notes

TDA Holding’s Senior Notes are unsecured obligations. TDA Holding may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes. During 2021, we completed an offer to exchange certain senior notes issued by TDA Holding for senior notes issued by CSC. Of the approximately $2.2 billion in aggregate principal amount of TDA Holding’s senior notes offered in the exchange, 90%, or approximately $2.0 billion, were tendered and accepted. The new senior notes issued by CSC have the same interest rates and maturity dates as the TDA Holding senior notes. At December 31, 2023, $213 million not exchanged remained outstanding across four series of senior notes issued by TDA Holding. The debt exchange was treated as a debt modification for accounting purposes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table lists long-term debt by instrument outstanding as of December 31, 2023 and 2022:

	Date of	Principal Amount Outstanding
	Issuance	2023	2022
CSC Fixed-rate Senior Notes:
2.650% due January 25, 2023	12/07/17	$—	$800
3.550% due February 1, 2024	10/31/18	500	500
0.750% due March 18, 2024	03/18/21	1,500	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	—
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024 (1)	03/18/21	1,250	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (2)	05/19/23	1,200	—
5.853% due May 19, 2034 (3)	05/19/23	1,300	—
6.136% due August 24, 2034 (4)	08/24/23	1,350	—
6.196% due November 17, 2029 (5)	11/17/23	1,300	—
Total CSC Senior Notes		25,862	20,512
TDA Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total TDA Holding Senior Notes		213	213
Finance lease liabilities		85	68
Unamortized premium — net		87	129
Debt issuance costs		(119)	(94)
Total long-term debt		$26,128	$20,828
(1) On February 18, 2024, the Company redeemed all of these outstanding floating-rate Senior Notes.
(2) The May 2029 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 5.643%, payable semi-annually, until the interest reset date on May 19, 2028. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 2.210%, payable quarterly.
(3) The May 2034 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 5.853%, payable semi-annually, until the interest reset date on May 19, 2033. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 2.500%, payable quarterly.
(4) The August 2034 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 6.136%, payable semi-annually, until the interest reset date on August 24, 2033. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 2.010%, payable quarterly.
(5) The November 2029 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 6.196%, payable semi-annually, until the interest reset date on November 17, 2028. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 1.878%, payable quarterly.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on all long-term debt outstanding at December 31, 2023, are as follows:

Maturities
2024	$3,686
2025	2,249
2026	4,112
2027	3,463
2028	1,950
Thereafter	10,700
Total maturities	26,160
Unamortized premium — net	87
Debt issuance costs	(119)
Total long-term debt	$26,128

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $26.4 billion and $12.4 billion outstanding under these facilities as of December 31, 2023 and 2022, respectively, and these borrowings had a weighted-average interest rate of 5.34% and 4.88%, respectively. As of December 31, 2023 and 2022, the collateral pledged provided additional borrowing capacity of $63.1 billion and $68.6 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at December 31, 2023 and 2022 were $6.6 billion and $4.7 billion, respectively, and had a weighted-average interest rate of 5.57% and 4.97%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. CSC had no amounts outstanding at December 31, 2023 and $250 million outstanding at December 31, 2022. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.8 billion; no amounts were outstanding as of December 31, 2023 or 2022. CS&Co also maintains secured, uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $950 million outstanding at December 31, 2023. There were no borrowings outstanding at December 31, 2022.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of December 31, 2023 and 2022, our collateral pledged provided total borrowing capacity of $6.2 billion and $7.8 billion, respectively, of which no amounts were outstanding at the end of either year.

Beginning in 2023, our banking subsidiaries have access to funding through the Federal Reserve Bank Term Funding Program. This program offers loans through March 11, 2024 of up to one year in length, and amounts available are dependent upon the par value of certain investment securities that are pledged as collateral. As of December 31, 2023, our collateral pledged provided total borrowing capacity of $39.2 billion. This facility was not used during 2023; there were no borrowings outstanding at December 31, 2023.

The Company may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $4.9 billion and $4.4 billion outstanding pursuant to such repurchase agreements at December 31, 2023 and 2022, respectively. Repurchase agreements outstanding at December 31, 2023 mature between January 2024 to July 2024.

TDAC maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $700 million outstanding at December 31, 2023 and no balance outstanding at December 31, 2022.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at December 31, 2023 are as follows:

2024
FHLB borrowings	$26,400
Other short-term borrowings	6,553
Total	$32,953

13.    Leases

The following table details the amounts and locations of lease assets and liabilities on the consolidated balance sheets:

December 31,		2023	2022
Lease assets:	Balance Sheet Classification
Operating lease ROU assets	Other assets	$630	$894
Finance lease ROU assets	Equipment, office facilities, and property — net	84	66
Lease liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$892	$994
Finance lease liabilities	Long-term debt	85	68

The components of lease expense are as follows:

Year Ended December 31,	2023	2022	2021
Lease Cost
Operating lease cost (1)	$260	$242	$220
Variable lease cost (2)	48	50	48
(1) Includes short-term lease cost, which is immaterial.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that is reflected in the lease liability and amounts actually incurred.

The Company had immaterial finance lease cost and sublease income for the years ended December 31, 2023, 2022, and 2021.

In addition to the costs noted above and as a result of its TDA integration and restructuring efforts, the Company recognized impairment losses on ROU assets of $157 million for the year ended December 31, 2023. These losses are included in other expense on the consolidated statements of income. For the purpose of measuring impairment loss, the fair value of the asset group was determined using a discounted cash flow analysis. The fair value of the asset group was not material at December 31, 2023. See Note 15 for additional information regarding the Company’s exit costs related to its TDA integration and restructuring activities.

The following tables present supplemental operating lease information:

December 31,	2023	2022
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.60	5.94
Weighted-average discount rate	3.64%	3.00%

Maturity of Lease Liabilities	Operating Leases
2024	$231
2025	230
2026	142
2027	109
2028	74
Thereafter	200
Total lease payments (1)	986
Less: Interest	94
Present value of lease liabilities	$892
(1) Lease payments exclude $17 million of legally binding minimum lease payments for leases signed, but not yet commenced. These leases will commence between 2024 and 2025 with lease terms of 7 to 15 years.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

14.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $2.9 billion and $6.9 billion during 2023 and 2022, respectively. CSB purchased HELOCs with commitments of $181 million and $315 million during 2023 and 2022, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

December 31,	2023	2022
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$2,996	$4,533
Commitments to purchase First Mortgage loans	351	492
Total	$3,347	$5,025

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We satisfy the margin requirements of these transactions through pledging certain client securities. For additional information on these pledged securities, refer to Note 17. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

IDA agreement: The 2019 IDA agreement with the TD Depository Institutions became effective on October 6, 2020 and created responsibilities of the Company, including certain contingent obligations. On May 4, 2023, the 2019 IDA agreement was replaced and superseded by the 2023 IDA agreement, which specifies responsibilities, including certain contingent obligations, of the Company going forward. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement, and, prior to May 4, 2023, the 2019 IDA agreement.

The 2019 IDA agreement provided that, as of July 1, 2021, Schwab had the option to migrate up to $10 billion of IDA balances every 12 months to Schwab’s balance sheet, subject to certain limitations and adjustments. The Company migrated balances to the balance sheet in 2021 and 2022, subject to the terms of the 2019 IDA agreement. During 2023, Schwab did not move IDA balances to its balance sheet.

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

The 2023 IDA agreement eliminates the requirement of the 2019 IDA agreement that at least 80% of the IDA balances must be designated as fixed-rate obligation amounts. Designation of deposit balances for investment in fixed- or floating-rate instruments

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

under the 2023 IDA agreement is now at Schwab’s sole discretion with certain limitations on the amount of fixed-rate obligation amounts.

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

In 2023, Schwab opted to buy down $5.0 billion of fixed-rate obligation amounts, incurring market-based fees of $249 million, which were capitalized as contract assets and included in other assets on the consolidated balance sheet. For additional information on these contract assets, see Note 9.

As of December 31, 2023, the total ending IDA balance was $97.5 billion, of which $83.7 billion was fixed-rate obligation amounts and $13.8 billion was floating-rate obligation amounts. As of December 31, 2022, the total ending IDA balance was $122.6 billion, of which $108.5 billion was fixed-rate obligation amounts and $14.1 billion was floating-rate obligation amounts.

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

Crago Order Routing Litigation: On July 13, 2016, a securities class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of a putative class of customers executing equity orders through CS&Co. The lawsuit names CS&Co and CSC as defendants and alleges that an agreement under which CS&Co routed orders to UBS Securities LLC between July 13, 2011 and December 31, 2014 violated CS&Co’s duty to seek best execution. Plaintiffs seek unspecified damages, interest, injunctive and equitable relief, and attorneys’ fees and costs. After a first amended complaint was dismissed with leave to amend, plaintiffs filed a second amended complaint on August 14, 2017. Defendants again moved to dismiss, and in a decision issued December 5, 2017, the District Court denied the motion. Plaintiffs filed a motion for class certification on April 30, 2021, and in a decision on October 27, 2021, the court denied the motion and held that certification of a class action is inappropriate. Plaintiffs sought review of the order denying class certification by the U.S. Court of Appeals, 9th Circuit, which was denied. On February 2, 2023, the District Court denied a renewed motion by plaintiffs for class certification and ruled that

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

any claims plaintiffs may pursue in their individual capacity must be brought in arbitration. The likelihood any such claims would be material to the financial condition, operating results or cash flows of the Company is remote.

Ford Order Routing Litigation: On September 15, 2014, TDA Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiff seeks unspecified damages and injunctive and other relief. On September 14, 2018, the District Court granted plaintiff’s motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff renewed his motion for class certification, which the District Court granted on September 20, 2022. Defendants are appealing the District Court’s ruling before the U.S. Court of Appeals, 8th Circuit.

15.    Exit and Other Related Liabilities

Integration of TD Ameritrade

The Company completed its acquisition of TD Ameritrade effective October 6, 2020 and integration work continued during the year ended December 31, 2023, including the completion of four client transition groups. The Company expects to complete the remaining client transitions from TD Ameritrade to Schwab in a final transition group in May 2024.

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

Our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on certain factors, including the duration and complexity of the remaining integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs as we prepare for the last transition group and remaining integration work include the level of employee attrition, the complexity to wind-down the operations of the TD Ameritrade broker-dealers and related technology, and real estate-related exit cost variability.

Inclusive of costs recognized through December 31, 2023, Schwab currently expects to incur total exit and other related costs for the integration of TD Ameritrade ranging from $500 million to $600 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During each of the years ended December 31, 2023, 2022, and 2021, the Company recognized $60 million, $34 million, and $108 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 12 months, with some costs expected to be incurred after client transition to decommission duplicative platforms and complete integration work. In addition to ASC 420 Exit or Disposal Cost Obligations (ASC 420), certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment (ASC 360), ASC 712 Compensation – Nonretirement Post Employment Benefits (ASC 712), ASC 718 Compensation – Stock Compensation (ASC 718), and ASC 842 Leases (ASC 842).

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following is a summary of the TD Ameritrade integration activity in the Company’s exit and other related liabilities as of December 31, 2023 and 2022 and activity for the years ended December 31, 2023 and 2022:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2021 (1)	$28	$7	$35
Amounts recognized in expense (2)	19	6	25
Costs paid or otherwise settled	(11)	(3)	(14)
Balance at December 31, 2022 (1)	$36	$10	$46
Amounts recognized in expense (2)	20	4	24
Costs paid or otherwise settled	(14)	(2)	(16)
Balance at December 31, 2023 (1)	$42	$12	$54
(1) Included in accrued and expenses and other liabilities on the consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are primarily included in compensation and benefits on the consolidated statements of income.

The following table summarizes the TD Ameritrade integration exit and other related costs recognized in expense for the year ended December 31, 2023:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$20	$—	$20	$4	$—	$4	$24
Occupancy and equipment	—	9	9	—	2	2	11
Other	—	18	18	—	7	7	25
Total	$20	$27	$47	$4	$9	$13	$60
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets, relate to the impact of abandoning leased and other properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets are included in occupancy and equipment on the consolidated statements of income.

The following table summarizes the TD Ameritrade integration exit and other related costs recognized in expense for the year ended December 31, 2022:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Cost (1)	Advisor Services Total	Total
Compensation and benefits	$19	$—	$19	$6	$—	$6	$25
Occupancy and equipment	—	7	7	—	2	2	9
Total	$19	$7	$26	$6	$2	$8	$34
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased and other properties. Accelerated amortization of ROU assets are included in occupancy and equipment on the consolidated statements of income.

The following table summarizes the TD Ameritrade integration exit and other related costs recognized in expense for the year ended December 31, 2021:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Cost (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Cost (1)	Advisor Services Total	Total
Compensation and benefits	$66	$—	$66	$17	$—	$17	$83
Occupancy and equipment	—	18	18	—	4	4	22
Professional services	—	1	1	—	—	—	1
Other	—	2	2	—	—	—	2
Total	$66	$21	$87	$17	$4	$21	$108
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased and other properties. Accelerated amortization of ROU assets are included in occupancy and equipment on the consolidated statements of income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the TD Ameritrade integration exit and other related costs incurred from October 6, 2020 through December 31, 2023:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$243	$—	$243	$65	$—	$65	$308
Occupancy and equipment	—	40	40	—	9	9	49
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	20	20	—	7	7	27
Total	$243	$63	$306	$65	$17	$82	$388
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets and accelerated depreciation of fixed assets are included in occupancy and equipment and depreciation expense, respectively, on the consolidated statements of income.

Other

With significant progress now made in the integration of TD Ameritrade, the Company has begun to take incremental actions to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. In order to achieve anticipated cost savings through these actions, the Company expects to incur total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million inclusive of costs recognized through December 31, 2023 of $495 million. The Company anticipates the remaining costs, primarily related to real estate, will be incurred during 2024. In addition to ASC 420, certain of the costs associated with these activities are accounted for in accordance with ASC 360, ASC 712, ASC 718, and ASC 842.

The following is a summary of the restructuring activity in the Company’s exit and other related liabilities as of December 31, 2023 and activity for the year ended December 31, 2023:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2022 (1)	$—	$—	$—
Amounts recognized in expense (2)	214	78	292
Costs paid or otherwise settled	(43)	(15)	(58)
Balance at December 31, 2023 (1)	$171	$63	$234
(1) Included in accrued expenses and other liabilities on the consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits are included in compensation and benefits on the consolidated statements of income.

The following table summarizes the restructuring exit and other related costs recognized in expense for the year ended December 31, 2023, which represents cumulative costs incurred to date:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$214	$—	$214	$78	$—	$78	$292
Occupancy and equipment	—	13	13	—	4	4	17
Professional services	—	4	4	—	1	1	5
Other	—	134	134	—	47	47	181
Total	$214	$151	$365	$78	$52	$130	$495
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets and impairment of fixed assets, relate to the impact of abandoning leased and other properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets are included in occupancy and equipment on the consolidated statements of income.

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

For a description of how the Company accounts for derivative instruments, see Note 2. For additional information on the basis of presentation for derivative instruments on the Company’s consolidated balance sheets and related offsetting considerations, see Note 17.

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $8.9 billion at December 31, 2023 that were designated as fair value hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the consolidated balance sheet:

December 31, 2023
	Assets	Liabilities
Interest rate swaps (1,2)	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet. Amounts were less than $500 thousand as of December 31, 2023.
(2) Includes an $87 million and $2 million reduction of derivative assets and liabilities, respectively, related to variation margin settlements on derivatives cleared through CCPs. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances.

Effects of Fair Value Hedge Accounting

The following amounts are included in AFS securities on the consolidated balance sheet related to fair value hedges:

December 31, 2023
Amortized cost of hedged AFS securities (1,2)	$8,765
Cumulative fair value hedging adjustment included in the amortized cost of hedged AFS securities (1,2)	(85)
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. The amortized cost basis of the closed portfolios used in these hedging relationships is $2.1 billion, of which $1.6 billion is designated in a portfolio layer hedging relationship. The cumulative basis adjustments associated with these hedging relationships are a reduction of the amortized cost basis of the closed portfolios of $19 million.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities is a reduction of the amortized cost basis of less than $500 thousand, which is recorded in AFS securities on the consolidated balance sheet and amortized to interest revenue as a yield adjustment over the lives of the securities.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the consolidated statement of income:

Year Ended December 31,	2023
Gain (loss) on fair value hedging relationships recognized in interest revenue:
Hedged items	$(85)
Derivatives designated as hedging instruments (1)	85
(1) Excludes net income (expense) from periodic interest accruals and receipts (payments) of $2 million.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Interest rate swaps: Beginning in 2023, Schwab uses interest rate swaps to manage certain interest rate risk exposures. Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Schwab pledges investment securities as collateral in order to meet the CCP’s initial margin requirements. Initial margin is posted through FCMs which serve as the intermediary between CCPs and Schwab. Our interest rate swaps are subject to enforceable master netting arrangements allowing a right of setoff within each FCM-CCP relationship; however, we do not net these positions. Therefore, interest rate swaps are presented gross in the condensed consolidated balance sheets. See Note 16 for additional information on the Company’s interest rate swaps.

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of December 31, 2023 and 2022 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $1.5 billion and $685 million at December 31, 2023 and 2022, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about our interest rate swaps, resale agreements, securities lending, repurchase agreements, and other activity depicting the potential effect of rights of setoff between these recognized assets and liabilities.

	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
December 31, 2023
Assets
Resale agreements (1)	$8,844	$—	$8,844	$—	$(8,844)	(2)	$—
Securities borrowed (3)	1,563	—	1,563	(1,307)	(253)		3
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,407	$—	$10,407	$(1,307)	$(9,097)		$3
Liabilities
Repurchase agreements (6)	$4,903	$—	$4,903	$—	$(4,903)		$—
Securities loaned (7)	5,397	—	5,397	(1,307)	(3,619)		471
Secured short-term borrowings (8)	1,650	—	1,650	—	(1,650)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$11,950	$—	$11,950	$(1,307)	$(10,172)		$471

December 31, 2022
Assets
Resale agreements (1)	$12,159	$—	$12,159	$—	$(12,159)	(2)	$—
Securities borrowed (3)	705	—	705	(331)	(366)		8
Total	$12,864	$—	$12,864	$(331)	$(12,525)		$8
Liabilities
Repurchase agreements (6)	$4,402	$—	$4,402	$—	$(4,402)		$—
Securities loaned (7)	4,200	—	4,200	(331)	(3,313)		556
Total	$8,602	$—	$8,602	$(331)	$(7,715)		$556
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At December 31, 2023 and 2022, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.0 billion and $12.3 billion, respectively.
(3) Included in other assets in the consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the consolidated balance sheets. Amounts were less than $500 thousand during the periods presented.
(5) At December 31, 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $195 million. See Notes 5 and 16 for additional information.
(6) Included in other short-term borrowings in the consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At December 31, 2023 and 2022, the fair value of collateral pledged in connection with repurchase agreements was $5.3 billion and $4.6 billion, respectively. See Note 12 for additional information.
(7) Included in accrued expenses and other liabilities in the consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2023 and 2022.
(8) Included in other short-term borrowings in the consolidated balance sheets. See below for collateral pledged and Note 12 for additional information.

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

December 31,	2023	2022
Fair value of client securities available to be pledged	$86,911	$86,775
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$13,355	$11,717
Fulfillment of client short sales	7,009	4,750
Securities lending to other broker-dealers	4,688	3,472
Collateral for secured short-term borrowings	1,991	—
Total collateral pledged to third parties	$27,043	$19,939
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $179 million and $160 million as of December 31, 2023 and 2022, respectively.
(1)     Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2023 or 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,573	$—	$—	$14,573
Total cash equivalents	14,573	—	—	14,573
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	20,358	—	20,358
Total investments segregated and on deposit for regulatory purposes	—	20,358	—	20,358
Available for sale securities:
U.S. agency mortgage-backed securities	—	62,795	—	62,795
U.S. Treasury securities	—	21,471	—	21,471
Corporate debt securities	—	12,484	—	12,484
Asset-backed securities	—	9,087	—	9,087
Foreign government agency securities	—	1,002	—	1,002
U.S. state and municipal securities	—	579	—	579
Non-agency commercial mortgage-backed securities	—	109	—	109
Certificates of deposit	—	100	—	100
Other	—	19	—	19
Total available for sale securities	—	107,646	—	107,646
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	992	73	—	1,065
Mutual funds and ETFs	795	—	—	795
State and municipal debt obligations	—	27	—	27
U.S. Government securities	—	26	—	26
Total other securities owned	1,787	126	—	1,913
Total other assets	1,787	126	—	1,913
Total assets	$16,360	$128,130	$—	$144,490
Accrued expenses and other liabilities:
Other	$1,644	$89	$—	$1,733
Total accrued expenses and other liabilities	1,644	89	—	1,733
Total liabilities	$1,644	$89	$—	$1,733

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2022	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,007	$—	$—	$14,007
Commercial paper	—	48	—	48
Total cash equivalents	14,007	48	—	14,055
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	23,645	—	23,645
Certificates of deposit	—	1,000	—	1,000
Total investments segregated and on deposit for regulatory purposes	—	24,645	—	24,645
Available for sale securities:
U.S. agency mortgage-backed securities	—	77,688	—	77,688
U.S. Treasury securities	—	40,002	—	40,002
Asset-backed securities	—	13,023	—	13,023
Corporate debt securities	—	12,555	—	12,555
Certificates of deposit	—	2,231	—	2,231
Foreign government agency securities	—	969	—	969
U.S. state and municipal securities	—	638	—	638
Non-agency commercial mortgage-backed securities	—	450	—	450
Other	—	315	—	315
Total available for sale securities	—	147,871	—	147,871
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	755	55	—	810
Mutual funds and ETFs	596	—	—	596
State and municipal debt obligations	—	25	—	25
U.S. Government securities	—	1	—	1
Total other securities owned	1,351	81	—	1,432
Total other assets	1,351	81	—	1,432
Total assets	$15,358	$172,645	$—	$188,003
Accrued expenses and other liabilities:
Other	$1,218	$43	$—	$1,261
Total accrued expenses and other liabilities	1,218	43	—	1,261
Total liabilities	$1,218	$43	$—	$1,261

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$28,764	$28,764	$—	$—	$28,764
Cash and investments segregated and on deposit for regulatory purposes	11,438	2,628	8,810	—	11,438
Receivables from brokerage clients — net	68,629	—	68,629	—	68,629
Held to maturity securities:
U.S. agency mortgage-backed securities	159,452	—	147,091	—	147,091
Total held to maturity securities	159,452	—	147,091	—	147,091
Bank loans — net:
First Mortgages	26,121	—	23,226	—	23,226
HELOCs	477	—	508	—	508
Pledged asset lines	13,548	—	13,548	—	13,548
Other	293	—	293	—	293
Total bank loans — net	40,439	—	37,575	—	37,575
Other assets	4,960	—	4,960	—	4,960
Liabilities
Bank deposits	$289,953	$—	$289,953	$—	$289,953
Payables to brokerage clients	84,786	—	84,786	—	84,786
Accrued expenses and other liabilities	7,609	—	7,609	—	7,609
Other short-term borrowings	6,553	—	6,553	—	6,553
Federal Home Loan Bank borrowings	26,400	—	26,400	—	26,400
Long-term debt	26,043	—	25,000	—	25,000

December 31, 2022	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$26,140	$26,140	$—	$—	$26,140
Cash and investments segregated and on deposit for regulatory purposes	18,288	6,156	12,132	—	18,288
Receivables from brokerage clients — net	66,573	—	66,573	—	66,573
Held to maturity securities:
U.S. agency mortgage-backed securities	173,074	—	158,936	—	158,936
Total held to maturity securities	173,074	—	158,936	—	158,936
Bank loans — net:
First Mortgages	25,132	—	22,201	—	22,201
HELOCs	593	—	657	—	657
Pledged asset lines	14,592	—	14,592	—	14,592
Other	188	—	188	—	188
Total bank loans — net	40,505	—	37,638	—	37,638
Other assets	3,788	—	3,788	—	3,788
Liabilities
Bank deposits	$366,724	$—	$366,724	$—	$366,724
Payables to brokerage clients	97,438	—	97,438	—	97,438
Accrued expenses and other liabilities	5,584	—	5,584	—	5,584
Other short-term borrowings	4,650	—	4,650	—	4,650
Federal Home Loan Bank borrowings	12,400	—	12,400		12,400
Long-term debt	20,760	—	19,108	—	19,108

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.    Stockholders’ Equity

Common and Nonvoting Common Stock

CSC did not issue common shares through external offerings during the years ended December 31, 2023, 2022 or 2021.

In conjunction with its acquisition of TD Ameritrade in 2020, the Company issued shares of a nonvoting class of CSC common stock to TD Bank and its affiliates. Each share of nonvoting common stock has identical rights to common stock, including liquidation and dividend rights, except that holders of nonvoting common stock have no voting rights other than over matters that significantly and adversely affect the rights or preferences of the nonvoting common stock, or as required by applicable law. Holders of nonvoting common stock are restricted from transferring shares except for permitted inside or outside transfers, as defined in the Company’s certificate of incorporation. Shares of nonvoting common stock transferred in a permitted outside transfer are automatically converted to shares of common stock.

On August 1, 2022, an affiliate of TD Bank executed a permitted outside transfer of 13 million shares of CSC nonvoting common stock, upon which the shares of nonvoting common stock automatically converted to shares of common stock. Following this transfer and CSC’s repurchase of nonvoting common stock described below, TD Bank and its affiliates held approximately 51 million shares of nonvoting common stock as of December 31, 2023.

Share Repurchase Program

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

CSC repurchased 37 million shares of its common stock for $2.8 billion during the year ended December 31, 2023. As of December 31, 2023, approximately $8.7 billion remained on the new authorization.

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

During the year ended December 31, 2023, the Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date. The share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

CSC was authorized to issue 9,940,000 shares of preferred stock, $.01 par value, at December 31, 2023 and 2022. The following is a summary of CSC’s non-cumulative perpetual preferred stock issued and outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2023		Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2023 (1)	2022 (1)		2023	2022	Issue Date
Fixed-rate:
Series D	750,000	750,000	1,000	728	728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	5,000	100,000	481	492	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (4)	2.575%
Series G (2)	24,580	25,000	100,000	2,428	2,470	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	25,000	100,000	2,200	2,470	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	22,500	100,000	2,030	2,222	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,785	1,435,000		9,191	9,706
(1) Represented by depositary shares.
(2) The dividend rate for Series G, Series I and Series K resets on each five-year anniversary from the first reset date.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) The reset/floating rate for Series F will be determined by the calculation agent prior to the commencement of the floating rate period using what the calculation agent determines to be the industry-accepted substitute or successor base rate to LIBOR.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Dividends declared on the Company’s preferred stock are as follows:

Year Ended December 31,	2023		2022		2021
	Total Declared (1) (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount
Series A (2)	N/A	N/A	$19.1	$47.73	$28.0	$70.00
Series C (3)	N/A	N/A	N/A	N/A	18.0	30.00
Series D	44.6	59.52	44.6	59.52	44.6	59.52
Series E (4)	N/A	N/A	37.0	6,161.42	27.8	4,625.00
Series F	24.3	5,000.00	25.0	5,000.00	25.0	5,000.00
Series G	132.2	5,375.00	134.4	5,375.00	134.4	5,375.00
Series H (5)	90.4	4,000.00	100.0	4,000.00	97.2	3,888.89
Series I (6)	82.8	4,000.00	90.0	4,000.00	63.2	2,811.11
Series J (7)	26.7	44.52	26.7	44.52	17.9	29.8
Series K (8)	37.4	5,000.00	27.8	3,708.33	N/A	N/A
Total	$438.4		$504.6		$456.1
(1) Excludes $3 million of dividends declared on Series G, H and I, and accrued by stockholders as of the repurchase date. Such dividends are part of the consideration paid upon repurchase of the depositary shares during the year ended December 31, 2023.
(2) Series A was redeemed on November 1, 2022. Prior to redemption, dividends were paid semi-annually until February 1, 2022 and quarterly thereafter. The final dividend was paid on November 1, 2022.
(3) Series C was redeemed on June 1, 2021. Prior to redemption, dividends were paid quarterly and the final dividend was paid on June 1, 2021.
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
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

20.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2020	$5,394
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(2,029)	(6,492)
Other reclassifications included in other revenue, net of tax expense (benefit) of $(1)	(3)
Other, net of tax expense (benefit) of $(3)	(8)
Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(6,994)	(22,106)
Net unrealized loss on securities transferred to held to maturity, net of tax benefit of $4,377	13,851
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	7
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax benefit of $4,377	(13,851)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $165	542
Other, net of tax expense (benefit) of $15	45
Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $886	2,653
Other reclassifications included in other revenue, net of tax expense (benefit) of $15	46
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $657	1,817
Other, net of tax expense (benefit) of $(9)	(26)
Balance at December 31, 2023	$(18,131)

In 2022, the Company transferred a portion of its AFS securities to the HTM category. As of December 31, 2023, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $11.5 billion net of tax effect ($15.0 billion pre-tax). See Note 5 for additional discussion on the 2022 transfers of AFS securities to HTM.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

21.    Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans

Schwab’s share-based incentive plans provide for granting options and restricted stock units to employees and non-employee directors. In addition, we offer retirement and employee stock purchase plans to eligible employees and sponsor deferred compensation plans for certain eligible employees and non-employee directors.

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2023	2022	2021
Stock option expense	$33	$30	$36
Restricted stock unit expense	262	311	200
Employee stock purchase plan expense	25	25	18
Total share-based compensation expense	$320	$366	$254
Income tax benefit on share-based compensation expense (1)	$(76)	$(88)	$(60)
(1) Excludes income tax benefits from stock options exercised and restricted stock units vested of $31 million, $51 million, and $93 million in 2023, 2022, and 2021, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. On May 17, 2022, stockholders approved the 2022 Stock Incentive Plan which, among other things, increased the number of shares of common stock available for issuance to 113 million, plus up to 150 million shares from outstanding awards from predecessor stock incentive plans that expire, are forfeited or cancelled, or that are reacquired by the Company after May 17, 2022. At December 31, 2023, the Company was authorized to grant up to 108 million common shares under its existing stock incentive plans. Additionally, at December 31, 2023, the Company had 25 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2023, there was $373 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2027 with a remaining weighted-average service period of 0.8 years for stock options, 1.8 years for restricted stock units without performance conditions, and 0.2 years for performance-based restricted stock units.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

Stock option activity is summarized below:

	Number of Options (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	16	$42.98	4.95	$646
Granted	3	68.25
Exercised	(1)	28.29
Forfeited (1)	—	63.16
Expired (1)	—	39.30
Outstanding at December 31, 2023	18	$48.69	5.20	$379
Vested and expected to vest at December 31, 2023	17	$48.44	5.12	$377
Vested and exercisable at December 31, 2023	13	$41.51	3.84	$355
(1) Number of options was less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2023	2022	2021
Weighted-average fair value of options granted per share	$19.72	$22.09	$19.51
Cash received from options exercised	49	64	221
Tax benefit realized on options exercised	12	22	61
Aggregate intrinsic value of options exercised	62	113	322

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

Year Ended December 31,	2023	2022	2021
Weighted-average expected dividend yield	1.70%	1.18%	1.36%
Weighted-average expected volatility	31%	33%	37%
Weighted-average risk-free interest rate	3.9%	1.8%	0.8%
Expected life (in years)	4.1 - 5.3	4.1 - 5.2	4.2 - 5.4

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period and are restricted from transfer or sale until vested. Restricted stock units without performance conditions generally vest annually over a one- to four-year period, while performance-based restricted stock units generally cliff vest over a three-year period and also require the Company to achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The fair value of the restricted stock units that vested during each of the years 2023, 2022, and 2021 was $288 million, $282 million, and $317 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Restricted Stock Units Without Performance Conditions (in millions)	Performance-Based Restricted Stock Units (in millions)	Total Number of Restricted Stock Units (in millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2022	7	4	11	$62.12
Granted (1)	3	—	3	76.73
Vested	(3)	(1)	(4)	50.60
Forfeited (1)	—	—	—	69.22
Outstanding at December 31, 2023	7	3	10	$72.76
(1) Number of units was less than 500 thousand.

Retirement and Deferred Compensation Plans

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $233 million, $217 million, and $187 million in 2023, 2022, and 2021, respectively.

Schwab’s deferred compensation plan for certain eligible employees permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing service as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $215 million and $175 million at December 31, 2023 and 2022, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial Consultant Career Achievement Plan

The financial consultant career achievement plan is a noncontributory, unfunded, nonqualified plan for eligible financial consultants. A financial consultant is eligible for earned cash payments after retirement contingent upon meeting certain performance levels, tenure, age, and client transitioning requirements. Allocations to the plan are calculated annually based on performance levels achieved and eligible compensation, and are subject to general creditors of the Company. Among other conditions, full vesting occurs when a financial consultant reaches 60 years of age and has at least ten years of service with the Company.

The following table presents the changes in projected benefit obligation:

December 31,	2023	2022
Projected benefit obligation at beginning of year	$78	$119
Benefit cost (1)	12	19
Actuarial loss (gain) (2)	35	(60)
Projected benefit obligation at end of year (3)	$125	$78
(1) Includes service cost and interest cost, which are recognized in compensation and benefits expense and other expense, respectively, in the consolidated statements of income.
(2) Actuarial loss (gain) is reflected in the consolidated statements of comprehensive income and is included in AOCI on the consolidated balance sheets. The portion, if any, beyond certain thresholds is subsequently amortized over the participants’ expected remaining service period into other expense on the consolidated statements of income.
(3) This amount is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets.

22.    Taxes on Income

The components of taxes on income are as follows:

Year Ended December 31,	2023	2022	2021
Current:
Federal	$1,658	$1,889	$1,507
State	131	334	298
Total current	1,789	2,223	1,805
Deferred:
Federal	(395)	(26)	38
State	(83)	8	15
Total deferred	(478)	(18)	53
Taxes on income	$1,311	$2,205	$1,858

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2023	2022
Deferred tax assets:
Net unrealized loss on available for sale securities	$5,610	$7,159
Section 174 capitalization associated with internal-use software development	363	96
Employee compensation, severance, and benefits	272	251
Operating lease liabilities	216	242
Net operating loss carryforwards	8	9
Other	219	158
Total deferred tax assets	6,688	7,915
Valuation allowance	(16)	(9)
Deferred tax assets — net of valuation allowance	6,672	7,906
Deferred tax liabilities:
Amortization of acquired intangible assets	(1,758)	(1,837)
Capitalized internal-use software development costs	(200)	(187)
Operating lease ROU assets	(156)	(224)
Equipment, office facilities, and property	(109)	(151)
Other	(149)	(137)
Total deferred tax liabilities	(2,372)	(2,536)
Deferred tax assets (liabilities) — net (1)	$4,300	$5,370
(1) Amounts are included in other assets on the consolidated balance sheet at December 31, 2023 and 2022.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.6	3.5	3.4
Research and development credits	(1.2)	—	—
Equity compensation benefit	(0.5)	(0.5)	(1.2)
Other	(0.3)	(0.5)	0.9
Effective income tax rate	20.6%	23.5%	24.1%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2023	2022
Balance at beginning of year	$205	$271
Additions for tax positions related to the current year	46	36
Additions for tax positions related to prior years	177	12
Reductions for tax positions related to prior years	(36)	(59)
Reductions due to lapse of statute of limitations	(8)	(13)
Reductions for settlements with tax authorities	(4)	(42)
Balance at end of year	$380	$205

Unrecognized tax benefits totaled $380 million and $205 million as of December 31, 2023 and 2022, respectively, $315 million and $165 million of which if recognized, would affect the annual effective tax rate.

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2023 and 2022, we had accrued approximately $72 million and $41 million, respectively, for the payment of interest and penalties.
The Company and its subsidiaries are subject to routine examinations by the respective federal, state, and applicable local jurisdictions’ taxing authorities. Federal returns for 2017 through 2022 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

23.    Regulatory Requirements

CSC is a savings and loan holding company and is subject to examination, supervision, and regulation by the Federal Reserve. CSB, CSC’s primary depository institution subsidiary, is a Texas-chartered state savings bank and is a member of the Federal Reserve system. CSB is subject to examination, supervision, and regulation by the Federal Reserve, the TDSML, the CFPB, and the FDIC as its deposit insurer. CSC is required to serve as a source of strength for our banking subsidiaries.

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, our banking subsidiaries are required to provide notice to, and are required to obtain approval from, the Federal Reserve and the banking subsidiaries’ state regulators in order to declare and pay dividends to CSC in excess of the amount of recent net income and retained earnings. The federal banking agencies have broad powers to enforce regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2023, both CSC and CSB met all of their respective capital requirements.

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$31,411	24.5%	N/A		$5,770	4.5%
Tier 1 Risk-Based Capital	40,602	31.7%	N/A		7,694	6.0%
Total Risk-Based Capital	40,645	31.7%	N/A		10,258	8.0%
Tier 1 Leverage	40,602	8.5%	N/A		19,043	4.0%
Supplementary Leverage Ratio	40,602	8.5%	N/A		14,379	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,777	37.9%	$5,448	6.5%	$3,771	4.5%
Tier 1 Risk-Based Capital	31,777	37.9%	6,705	8.0%	5,029	6.0%
Total Risk-Based Capital	31,816	38.0%	8,381	10.0%	6,705	8.0%
Tier 1 Leverage	31,777	10.1%	15,793	5.0%	12,634	4.0%
Supplementary Leverage Ratio	31,777	10.0%	N/A		9,540	3.0%

December 31, 2022
CSC
Common Equity Tier 1 Risk-Based Capital	$30,590	21.9%	N/A		$6,258	4.5%
Tier 1 Risk-Based Capital	40,296	28.9%	N/A		8,379	6.0%
Total Risk-Based Capital	40,376	28.9%	N/A		11,173	8.0%
Tier 1 Leverage	40,296	7.2%	N/A		22,512	4.0%
Supplementary Leverage Ratio	40,296	7.1%	N/A		17,004	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,296	27.4%	$6,476	6.5%	$4,483	4.5%
Tier 1 Risk-Based Capital	27,296	27.4%	7,970	8.0%	5,978	6.0%
Total Risk-Based Capital	27,370	27.5%	9,963	10.0%	7,970	8.0%
Tier 1 Leverage	27,296	7.3%	18,640	5.0%	14,912	4.0%
Supplementary Leverage Ratio	27,296	7.3%	N/A		11,275	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of December 31, 2023, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At December 31, 2023, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Based on its regulatory capital ratios at December 31, 2023 and 2022, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2023 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada-state chartered savings bank that provides trust and custody services. At December 31, 2023 and 2022, the balance sheets of CSPB and Trust Bank primarily consisted of investment securities. At December 31, 2023 and 2022, CSPB held total assets of $27.7 billion and $31.5 billion, respectively, and Trust Bank held total assets of $10.2 billion and $13.0 billion, respectively. Based on their regulatory capital ratios at December 31, 2023 and 2022, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

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

Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

December 31,	2023	2022
CS&Co
Net capital	$5,629	$5,386
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	1,069	778
Net capital in excess of required net capital	$4,560	$4,608
TDAC
Net capital	$3,634	$5,291
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	440	626
Net capital in excess of required net capital	$3,194	$4,665
TD Ameritrade, Inc.
Net capital	$444	$806
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$444	$806

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at December 31, 2023. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2023 for CS&Co totaled $24.1 billion and for TDAC totaled $9.7 billion. As of January 3, 2024, CS&Co had deposited $3.2 billion of cash into its segregated reserve accounts. As of January 2, 2024, TDAC had deposited $767 million of cash into its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2022 for CS&Co totaled $22.7 billion and for TDAC totaled $19.9 billion. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net Revenues
Net interest revenue	$7,095	$7,819	$6,052	$2,332	$2,863	$1,978	$9,427	$10,682	$8,030
Asset management and administration fees	3,398	3,049	3,130	1,358	1,167	1,144	4,756	4,216	4,274
Trading revenue	2,806	3,181	3,753	424	492	399	3,230	3,673	4,152
Bank deposit account fees	524	916	964	181	493	351	705	1,409	1,315
Other	582	605	562	137	177	187	719	782	749
Total net revenues	14,405	15,570	14,461	4,432	5,192	4,059	18,837	20,762	18,520
Expenses Excluding Interest	9,217	8,514	8,289	3,242	2,860	2,518	12,459	11,374	10,807
Income before taxes on income	$5,188	$7,056	$6,172	$1,190	$2,332	$1,541	$6,378	$9,388	$7,713
Capital expenditures	$586	$702	$771	$218	$250	$270	$804	$952	$1,041
Depreciation and amortization	$595	$471	$399	$209	$181	$150	$804	$652	$549
Amortization of acquired intangible assets	$441	$479	$499	$93	$117	$116	$534	$596	$615

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

For the years ended December 31, 2023, 2022, and 2021, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

Year Ended December 31,	2023		2022		2021
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$4,925	$142	$6,926	$257	$5,610	$245
Preferred stock dividends and other (1)	(406)	(12)	(528)	(20)	(474)	(21)
Net income available to common stockholders	$4,519	$130	$6,398	$237	$5,136	$224
Denominator
Weighted-average common shares outstanding — basic	1,773	51	1,818	67	1,808	79
Basic earnings per share	$2.55	$2.55	$3.52	$3.52	$2.84	$2.84
Diluted earnings per share:
Numerator
Net income available to common stockholders	$4,519	$130	$6,398	$237	$5,136	$224
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	130	—	237	—	224	—
Allocation of net income available to common stockholders:	$4,649	$130	$6,635	$237	$5,360	$224
Denominator
Weighted-average common shares outstanding — basic	1,773	51	1,818	67	1,808	79
Conversion of nonvoting shares to voting shares	51	—	67	—	79	—
Common stock equivalent shares related to stock incentive plans	7	—	9	—	10	—
Weighted-average common shares outstanding — diluted (2)	1,831	51	1,894	67	1,897	79
Diluted earnings per share	$2.54	$2.54	$3.50	$3.50	$2.83	$2.83
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 19 million, 15 million, and 16 million in 2023, 2022, and 2021, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

26.    The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2023	2022	2021
Interest revenue	$545	$183	$11
Interest expense	(717)	(501)	(355)
Net interest expense	(172)	(318)	(344)
Other revenue	—	(2)	(2)
Expenses Excluding Interest:
Professional services	(21)	(16)	(17)
Regulatory fees and assessments	(16)	(21)	(20)
Compensation and benefits	(8)	(73)	(87)
Other expenses excluding interest	(112)	(108)	(18)
Loss before income tax benefit and equity in net income of subsidiaries	(329)	(538)	(488)
Income tax benefit (expense)	60	32	32
Loss before equity in net income of subsidiaries	(269)	(506)	(456)
Equity in net income of subsidiaries:
Equity in undistributed net income (distributions in excess of net income) of subsidiaries	1,318	(2,432)	3,361
Dividends from bank subsidiaries	—	6,670	—
Dividends from non-bank subsidiaries	4,018	3,451	2,950
Net Income	5,067	7,183	5,855
Preferred stock dividends and other (1)	418	548	495
Net Income Available to Common Stockholders	$4,649	$6,635	$5,360
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

Condensed Balance Sheets

December 31,	2023	2022
Assets
Cash and cash equivalents	$11,326	$8,800
Receivables from subsidiaries	1,193	1,266
Available for sale securities	1,979	4,112
Loans to non-bank subsidiaries	613	—
Investment in non-bank subsidiaries	33,485	35,025
Investment in bank subsidiaries	18,324	8,245
Other assets	653	581
Total assets	$67,573	$58,029
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$727	$584
Payables to subsidiaries	66	54
Short-term borrowings	—	248
Long-term debt	25,822	20,535
Total liabilities	26,615	21,421
Stockholders’ equity	40,958	36,608
Total liabilities and stockholders’ equity	$67,573	$58,029

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2023	2022	2021
Cash Flows from Operating Activities
Net income	$5,067	$7,183	$5,855
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(1,318)	2,432	(3,361)
Other	(35)	53	21
Net change in:
Other assets	(106)	(230)	76
Accrued expenses and other liabilities	77	(5)	112
Net cash provided by (used for) operating activities	3,685	9,433	2,703
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	(174)	333	211
Increase in investments in subsidiaries	(2,720)	(2,139)	(10,926)
Purchases of available for sale securities	(1,486)	(5,699)	(8,002)
Proceeds from sales of available for sale securities	—	2	2
Principal payments on available for sale securities	3,721	5,803	8,754
Other investing activities	(7)	(25)	—
Net cash provided by (used for) investing activities	(666)	(1,725)	(9,961)
Cash Flows from Financing Activities
Proceeds from short-term borrowings	344	1,895	8,253
Repayments of short-term borrowings	(598)	(4,656)	(5,250)
Issuances of long-term debt	6,097	2,971	7,036
Repayments of long-term debt	(800)	(256)	(1,200)
Repurchases of common stock and nonvoting common stock	(2,842)	(3,395)	—
Issuance of preferred stock, net	—	740	2,806
Redemption and repurchase of preferred stock	(467)	(1,000)	(600)
Dividends paid	(2,276)	(2,110)	(1,822)
Proceeds from stock options exercised	49	64	220
Net cash provided by (used for) financing activities	(493)	(5,747)	9,443
Increase (Decrease) in Cash and Cash Equivalents	2,526	1,961	2,185
Cash and Cash Equivalents at Beginning of Year	8,800	6,839	4,654
Cash and Cash Equivalents at End of Year	$11,326	$8,800	$6,839
Supplemental Cash Flow Information
Non-cash investing and financing activity:
Exchange of TDA Holding-issued senior notes for CSC-issued senior notes	$—	$—	$1,987
Common stock repurchased during the period but settled after period end	$—	$40	$—

THE CHARLES SCHWAB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Charles Schwab Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Asset Management and Administration Fees (AMAF) and Trading Revenue – Refer to Note 3 to the financial statements

Critical Audit Matter Description

Net revenues from the third-party mutual funds and advice solutions components of AMAF are generated through third-party mutual fund offerings, and fee-based advisory solutions, respectively. Commissions within trading revenue are generated through fees earned for executing trades for clients in individual equities, options, and certain third-party mutual funds and exchange traded funds (ETFs). Third-party mutual funds, advice solutions, and commissions are made up of a significant volume of low-dollar transactions, and use automated systems to process and record these transactions based on underlying information sourced from multiple systems and contractual terms with individual investors and third-party mutual funds.

Given that the Company’s processes to record revenue from third-party mutual funds, advice solutions, and commissions are highly automated and involve multiple systems and databases, auditing these revenue components was complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology (IT) necessary for us to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process the third-party mutual funds and advice solutions within AMAF, and commissions within trading revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process third-party mutual funds, advice solutions, and commissions revenue transactions and, using a risk-based approach, tested the relevant general IT controls over each of these systems.
◦Performed testing of automated business controls and system interface controls (including batch processing) within the relevant third-party mutual funds, advice solutions, and commissions revenue streams.
◦For a sample of pricing rules, inspected configuration and ascertained that the relevant systems applied appropriate rates and calculated advice solutions and commissions revenue completely and accurately.
•We tested internal controls within the relevant third-party mutual funds, advice solutions, and commissions revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•We created data visualizations to evaluate recorded third-party mutual funds, advice solutions, and commissions revenue and evaluate trends in the data.
•For a sample of third-party mutual funds, advice solutions, and commissions revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to contractual agreements and testing the mathematical accuracy of the recorded revenue.
•For a sample of accounts, we tested the accuracy and completeness of assets under management by obtaining independent pricing support and reconciling total positions to third-party statements.

/s/ DELOITTE & TOUCHE LLP
Dallas, TX
February 23, 2024

We have served as the Company’s auditor since 1976.

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

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

The Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous pages.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2023, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

During the three months ended December 31, 2023, certain of our directors and officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold		Latest Expiration (3)
Jonathan M. Craig, Managing Director and Head of Investor Services and Marketing	Adoption	10/27/2023	x	—	4,977	(4)	10/15/2024
Carrie Schwab-Pomerantz, Director	Adoption	11/10/2023	x	—	99,000	(5)	12/31/2024
Nigel Murtagh, Managing Director and Chief Risk Officer	Adoption	11/24/2023	x	—	12,948	(4)	10/18/2024
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Plans expire at close of trading on the dates presented or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).
(4) Securities to be sold under the plan represent shares to be acquired upon the exercise of stock options. In addition to these shares, the trading arrangement allows for the sale of the net after-tax shares of common stock to be received by the officer upon the March 1, 2024 vesting of performance-based restricted stock units. The actual number of shares that will be released to the officer in connection with the performance-based restricted stock units and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.
(5) Includes 39,600 shares to be sold by a trust for which the director’s spouse is a trustee.

Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2024 (the Proxy Statement). The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at https://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2023.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	86	Co-Chairman of the Board
Walter W. Bettinger II	63	Co-Chairman of the Board and Chief Executive Officer
Richard A. Wurster	50	President
Bernard J. Clark	65	Managing Director and Head of Advisor Services
Jonathan M. Craig	52	Managing Director and Head of Investor Services and Marketing
Peter B. Crawford	55	Managing Director and Chief Financial Officer
Joseph R. Martinetto	61	Managing Director and Chief Operating Officer
Peter J. Morgan III	59	Managing Director, General Counsel and Corporate Secretary
Nigel J. Murtagh	60	Managing Director and Chief Risk Officer

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

Mr. Bettinger has been Chief Executive Officer and a director of CSC since 2008 and has been Co-Chairman of the Board since 2022. He has served as a director of CSB since 2006 and has been Co-Chairman of the Board of CSB since 2022. He also serves as Chairman and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust, all registered investment companies, and affiliates of CSC. Mr. Bettinger served as Director, President and Chief Executive Officer of CS&Co from 2008 until 2021. He served as President of CSC from 2007 to 2021, CSC Chief Operating Officer from 2007 until 2008, and as Executive Vice President and President – Schwab Investor Services of CSC and CS&Co from 2005 to 2007. Mr. Bettinger joined Schwab in 1995.

Mr. Wurster has been President of CSC since 2021 and has served as President and director of CS&Co since 2021. He served as CEO of Charles Schwab Investment Management, Inc. from 2019 to 2021 and has been a director since 2021. He serves as trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. He was CEO of Charles Schwab Investment Advisory, Inc. from 2018 to 2021. Mr. Wurster was CEO of ThomasPartners, Inc. and Windhaven Investment Management, Inc., subsidiaries of CSC, from 2016 to 2018. Mr. Wurster joined Schwab in 2016.

Mr. Clark has been Managing Director and Head of Advisor Services of CSC and CS&Co since 2022 and was Executive Vice President – Advisor Services of CS&Co from 2010 to 2022 and of CSC from 2012 to 2022. He has served as a director of CS&Co since 2023. From 2006 until 2010, Mr. Clark served as Senior Vice President – Schwab Institutional Sales of CS&Co. Mr. Clark joined Schwab in 1998.

Mr. Craig has been Managing Director and Head of Investor Services and Marketing of CSC and CS&Co since 2022. Prior to that he served as Senior Executive Vice President of CSC and CS&Co from 2018 to 2022, Executive Vice President – Client and Marketing Solutions of CSC and CS&Co from 2017 until 2018 and Executive Vice President and Chief Marketing Officer of CSC and CS&Co from 2012 until 2018. Mr. Craig joined Schwab in 2000.

Mr. Crawford has been Managing Director of CSC and CS&Co since 2022, Executive Vice President from 2017 to 2022 of CSC and CS&Co and Chief Financial Officer of CSC and CS&Co since 2017. Prior to his appointment as Chief Financial Officer, Mr. Crawford was Executive Vice President of Finance of CS&Co from 2015 to 2017. He served as Senior Vice President of Schwab’s asset management and client solutions organization from 2008 to 2015. He has served as a director of Charles Schwab Investment Management, Inc. since 2016 and of CS&Co since 2018. Mr. Crawford joined Schwab in 2001.

Mr. Martinetto has been Managing Director of CSC since 2022 and was Managing Director of CS&Co from 2022 to 2023. He has served as Chief Operating Officer of CSC since 2018. He served as Senior Executive Vice President of CSC and CS&Co from 2015 to 2022, Chief Operating Officer of CS&Co from 2018 to 2023, Chief Financial Officer of CSC and CS&Co from

THE CHARLES SCHWAB CORPORATION

2007 until 2017, and Executive Vice President of CSC and CS&Co from 2007 until 2015. He has served as Co-Chairman of CSB since 2023. From 2016 to 2022, Mr. Martinetto was a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. He also served as Co-Chairman of CSB since 2023. From 2016 to 2022, Mr. Martinetto was a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. He also served on the Board of Directors of CS&Co from 2007 to 2023. Mr. Martinetto joined Schwab in 1997.

Mr. Morgan has been Managing Director of CSC and CS&Co since 2022, Executive Vice President of CSC from 2019 to 2022, General Counsel and Corporate Secretary of CSC since 2019, and Executive Vice President and Corporate Secretary of CS&Co from 2020 to 2022. He was Senior Vice President and Deputy General Counsel of CS&Co from 2009 to 2020. He has served as General Counsel of CSB since 2009, including as Executive Vice President and General Counsel since 2019, and as Senior Vice President and General Counsel from 2015 to 2019. Mr. Morgan joined Schwab in 1999.

Mr. Murtagh has been Managing Director and Chief Risk Officer of CSC and CS&Co since 2022 and was Executive Vice President and Chief Risk Officer of CSC and CS&Co from 2012 to 2022. He served as Senior Vice President and Chief Credit Officer of CS&Co from 2002 until 2012 and of CSC from 2008 until 2012 when he was also Head of Fixed Income Research for Charles Schwab Investment Management. Mr. Murtagh joined Schwab in 2000.

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

THE CHARLES SCHWAB CORPORATION

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this Report

1. Financial Statements

The financial statements and independent auditors’ report are included in Part II – Item 8 and are listed below:

Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Other financial statement schedules required pursuant to this Item are omitted because of the absence of conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in Part II – Item 8.

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

4.13
Twenty-First Supplemental Indenture, dated as of May 19, 2023, by and between The Charles Schwab Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.78 to the Registrant’s Form 8-K dated May 19, 2023, and incorporated herein by reference.

4.14
Twenty-Second Supplemental Indenture, dated as of May 19, 2023, by and between The Charles Schwab Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.79 to the Registrant’s Form 8-K dated May 19, 2023, and incorporated herein by reference.

4.15
Twenty-Third Supplemental Indenture, dated as of August 24, 2023, by and between The Charles Schwab Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.82 to the Registrant’s form 8-K dated August 24, 2023, and incorporated herein by reference.

4.16
Twenty-Fourth Supplemental Indenture, dated as of November 17, 2023, by and between CSC and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.85 to the Registrant’s Form 8-K dated November 17, 2023, and incorporated herein by reference.

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

10.72
Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab, and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.267	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.267 to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.	(2)

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant's Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.319	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.319 to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011, filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.341	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.341 to the Registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.	(2)

10.354	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.354 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.356	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan and successor plans, filed as Exhibit 10.356 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.358	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.358 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.359	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.359 to the Registrant’s Form 8-K dated January 24, 2013, and incorporated herein by reference.	(2)

10.370	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.370 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.372	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.372 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.374	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.374 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.375	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.375 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.	(2)

10.379	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.379 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.381	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.381 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.383	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.383 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.384	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.384 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017, and incorporated herein by reference.	(2)

10.387	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.387 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.389	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2015, as amended and restated as of December 13, 2017, filed as Exhibit 10.389 to the Registrant’s Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.	(2)

10.393	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.393 to the Registrant’s Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

10.394	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.394 to the Registrant’s Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.396	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.396 to the Registrants’ Form 10-Q for the quarter ended June 30, 2019, and incorporated herein by reference.	(2)

10.397	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.397 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.398	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.398 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.399	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.399 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.401	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.401 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.402	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.402 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.403	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.403 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.404	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.404 to the Registrants’ Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.	(2)

10.405
Stockholder Agreement, dated as of November 24, 2019, by and between the Registrant and the Toronto-Dominion Bank, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated November 24, 2019, and incorporated herein by reference.

10.406
Registration Rights Agreement by and among the Registrant, Charles R. Schwab, The Toronto-Dominion Bank, and certain other stockholders, filed as Exhibit 10.5 to the Registrant’s Form 8-K dated November 24, 2019, and incorporated herein by reference.

10.407
Amended and Restated Insured Deposit Account Agreement by and among TD Bank USA, National Association, TD Bank, National Association, and the Registrant, filed as Exhibit 10.6 to the Registrant’s Form 8-K dated November 24, 2019, and incorporated herein by reference.**

10.407(i)
Consent, Agreement, and Joinder to the Amended and Restated IDA Agreement, dated as of October 6, 2020, by and among Charles Schwab & Co., Inc., TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., and TD Ameritrade Trust Company, filed as Exhibit 10.1 to TD Ameritrade Holding Corporation’s Form 8-K dated October 6, 2020, and incorporated herein by reference.

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
Second Amendment to Amended and Restated Insured Deposit Agreement, dated February 14, 2023, by and among TD Bank USA, National Association, TD Bank, National Association, and The Charles Schwab Corporation, TD Ameritrade, Inc., TD Ameritrade Clearing, Inc., Charles Schwab Trust Bank, as successor to TD Ameritrade Trust Company, and Charles Schwab & Co., Inc., filed as Exhibit 10.407 (iii) to the Registrant’s Form 10-K for the year ended December 31, 2022, and incorporated herein by reference.

10.407(iv)
Second Amended and Restated Insured Deposit Account Agreement, dated May 4, 2023, by and among TD Bank USA, National Association and TD Bank, National Association, and The Charles Schwab Corporation, Charles Schwab & Co., Inc., Charles Schwab Trust Bank, TD Ameritrade, Inc., and TD Ameritrade Clearing, Inc., filed as Exhibit 10.1 to the Registrant’s Form 8-K dated May 4, 2023, and incorporated herein by reference.**

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.408	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.408 to the Registrant's Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.	(2)

10.410	2013 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.410 to the Registrant’s Form 8-K dated May 12, 2020, and incorporated herein by reference.	(2)

10.412	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.412 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.413	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.413 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.414	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.414 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.415	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.415 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.423	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 8, 2020, filed as Exhibit 10.423 to the Registrant’s Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.	(2)

10.424	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective June 21, 2021, filed as Exhibit 10.424 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.	(2)

10.426	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.426 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.427	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.427 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.428	Summary of Non-Employee Director Compensation, filed as Exhibit 10.428 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.	(2)

10.429	The Charles Schwab Corporation 2022 Stock Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 17, 2022, and incorporated herein by reference.	(2)

10.430
Repurchase Agreement between The Charles Schwab Corporation and TD Luxembourg International Holdings SARL, filed as Exhibit 10.1 to the Registrant’s 8-K, dated July 31, 2022, and incorporated herein by reference.

10.431	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

10.432	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

10.433	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

10.434	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

97.1	The Charles Schwab Corporation Section 16 Officer Incentive Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document	(3)

101.SCH	Inline XBRL Taxonomy Extension Schema	(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(3)

101.DEF	Inline XBRL Extension Definition	(3)

101.LAB	Inline XBRL Taxonomy Extension Label	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2023, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

* The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Schwab agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.
** Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

Item 16.    Form 10-K Summary
None.

THE CHARLES SCHWAB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
Co-Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2024.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Peter Crawford
Walter W. Bettinger II,	Peter Crawford,
Co-Chairman of the Board and Chief Executive Officer (principal executive officer)	Managing Director and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ John K. Adams, Jr.
Charles R. Schwab, Co-Chairman of the Board	John K. Adams, Jr., Director

/s/ Marianne C. Brown	/s/ Joan T. Dea
Marianne C. Brown, Director	Joan T. Dea, Director

/s/ Christopher V. Dodds	/s/ Stephen A. Ellis
Christopher V. Dodds, Director	Stephen A. Ellis, Director

/s/ Mark A. Goldfarb	/s/ Frank C. Herringer
Mark A. Goldfarb, Director	Frank C. Herringer, Director

/s/ Brian M. Levitt	/s/ Gerri K. Martin-Flickinger
Brian M. Levitt, Director	Gerri K. Martin-Flickinger, Director

/s/ Bharat B. Masrani	/s/ Todd M. Ricketts
Bharat B. Masrani, Director	Todd M. Ricketts, Director

/s/ Charles A. Ruffel	/s/ Arun Sarin
Charles A. Ruffel, Director	Arun Sarin, Director

/s/ Carrie Schwab-Pomerantz	/s/ Paula A. Sneed
Carrie Schwab-Pomerantz, Director	Paula A. Sneed, Director

THE CHARLES SCHWAB CORPORATION

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

As a savings and loan holding company, the Company provides the following supplemental information pursuant to Subpart 1400 of Regulation S-K. Other information required by Subpart 1400 of Regulation S-K is presented throughout this Annual Report on Form 10-K.

1.    Average Balance Sheets and Net Interest Revenue

For the Year Ended December 31,	2023			2022			2021
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$37,846	$1,894	4.94%	$57,163	$812	1.40%	$40,325	$40	0.10%
Cash and investments segregated	28,259	1,355	4.73%	49,430	691	1.38%	43,942	24	0.05%
Receivables from brokerage clients	61,914	4,793	7.64%	75,614	3,321	4.33%	77,768	2,455	3.11%
Available for sale securities (1,2)	137,178	2,987	2.17%	260,392	4,139	1.58%	357,122	4,641	1.30%
Held to maturity securities (1,2)	165,634	2,872	1.73%	112,357	1,688	1.50%	—	—	—
Bank loans (3)	40,234	1,664	4.14%	38,816	1,083	2.79%	28,789	620	2.15%
Total interest-earning assets	471,065	15,565	3.28%	593,772	11,734	1.96%	547,946	7,780	1.41%
Securities lending revenue		419			471			720
Other interest revenue		127			22			6
Total interest-earning assets	471,065	16,111	3.39%	593,772	12,227	2.04%	547,946	8,506	1.54%
Non-interest-earning assets (4,5)	34,695			24,962			41,930
Total assets	$505,760			$618,734			$589,876

Liabilities and Stockholders’ Equity:
Bank deposits	$306,505	$3,363	1.10%	$424,168	$723	0.17%	$381,549	$54	0.01%
Payables to brokerage clients	66,842	271	0.41%	97,825	123	0.13%	91,667	9	0.01%
Other short-term borrowings (7)	7,144	375	5.25%	2,719	48	1.75%	3,040	9	0.30%
Federal Home Loan Bank borrowings (6,7)	34,821	1,810	5.14%	2,274	106	4.59%	—	—	—
Long-term debt	22,636	715	3.16%	20,714	498	2.40%	17,704	384	2.17%
Total interest-bearing liabilities	437,948	6,534	1.49%	547,700	1,498	0.27%	493,960	456	0.09%
Securities lending expense		147			48			24
Other interest expense		3			(1)			(4)
Non-interest-bearing liabilities (4,8)	30,279			27,596			39,182
Total liabilities (9)	468,227	6,684	1.41%	575,296	1,545	0.26%	533,142	476	0.09%
Stockholders’ equity (4)	37,533			43,438			56,734
Total liabilities and stockholders’ equity	$505,760			$618,734			$589,876

Net interest revenue		$9,427			$10,682			$8,030
Net yield on interest-earning assets			1.98%			1.78%			1.45%
(1) Amounts have been calculated based on amortized cost.
(2) During 2022, the Company transferred a portion of its investment securities designated as AFS to the HTM category, as described in Part II – Item 8 – Note 5.
(3) Includes average principal balances of nonaccrual loans.
(4) Average balance calculation based on month end balances.
(5) Non-interest-earning assets include equipment, office facilities, and property – net, goodwill, acquired intangible assets – net, and other assets that do not generate interest income.
(6) Average balance and interest revenue/expense was less than $500 thousand in the period or periods presented.
(7) Beginning in 2023, FHLB borrowings are presented separately from other short-term borrowings. Prior period amounts have been reclassified to reflect this change.
(8) Non-interest-bearing liabilities consist of other liabilities that do not generate interest expense.
(9)Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.      Analysis of Changes in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2023 Compared to 2022 Increase (Decrease) Due to Change in:			2022 Compared to 2021 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$(270)	$1,352	$1,082	$17	$755	$772
Cash and investments segregated	(292)	956	664	3	664	667
Receivables from brokerage clients	(593)	2,065	1,472	(67)	933	866
Available for sale securities (2,3)	(1,947)	795	(1,152)	(2,945)	2,443	(502)
Held to maturity securities (2,3)	799	385	1,184	1,688	—	1,688
Bank loans (4)	40	541	581	216	247	463
Securities lending revenue	—	(52)	(52)	—	(249)	(249)
Other interest revenue	—	105	105	—	16	16
Total interest-earning assets	$(2,263)	$6,147	$3,884	$(1,088)	$4,809	$3,721
Interest-bearing sources of funds:
Bank deposits	$(200)	$2,840	$2,640	$4	$665	$669
Payables to brokerage clients	(40)	188	148	1	113	114
Other short-term borrowings (5)	77	250	327	(100)	139	39
Federal Home Loan Bank borrowings (5)	1,494	210	1,704	106	—	106
Long-term debt	46	171	217	65	49	114
Securities lending expense	—	99	99	—	24	24
Other interest expense	—	4	4	—	3	3
Total sources on which interest is paid	1,377	3,762	5,139	76	993	1,069
Change in net interest revenue	$(3,640)	$2,385	$(1,255)	$(1,164)	$3,816	$2,652
Note: Changes that are not due solely to volume or rate have been allocated to rate.
(1)    Includes deposits with banks and short-term investments.
(2)    Amounts have been calculated based on amortized cost.
(3)    During 2022, the Company transferred a portion of its investment securities designated as AFS to the HTM category, as described in Part II – Item 8 – Note 5.
(4)    Includes average principal balances of nonaccrual loans.
(5) Beginning in 2023, FHLB borrowings are presented separately from other short-term borrowings. Prior period amounts have been reclassified to reflect this change.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.    Bank Loan Portfolio

The maturities of the bank loan portfolio are as follows:

December 31, 2023	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Residential real estate:
First Mortgages	$—	$37	$1,358	$24,758	$26,153
HELOCs	—	—	113	366	479
Total residential real estate	—	37	1,471	25,124	26,632
Pledged asset lines	13,303	245	—	—	13,548
Other	7	266	24	—	297
Total	$13,310	$548	$1,495	$25,124	$40,477
Note: Maturities in the above table are based upon the contractual terms of the loans. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2023	After 1 year through 5 years	After 5 years through 15 years	After 15 years
Loans with floating or adjustable interest rates:
Residential real estate:
First Mortgages	$—	$45	$21,488
HELOCs	—	113	366
Total residential real estate	—	158	21,854
Pledged asset lines	245	—	—
Other	—	—	—
Total loans with floating or adjustable interest rates	245	158	21,854
Loans with predetermined interest rates:
Residential real estate:
First Mortgages	$37	$1,313	$3,270
HELOCs	—	—	—
Total residential real estate	37	1,313	3,270
Pledged asset lines	—	—	—
Other	266	24	—
Total loans with predetermined interest rates	303	1,337	3,270
Total	$548	$1,495	$25,124
Note: Maturities in the above table are based upon the contractual terms of the loans. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

4.    Allowance for Credit Losses on Bank Loans

The following table presents several credit ratios related to the Company’s bank loans portfolio. See Part II – Item 8 – Note 6 for the values underlying these ratios:

December 31,	2023	2022
Allowance for credit losses to total year-end loans	0.09%	0.18%
Nonaccrual loans to total year-end loans	0.04%	0.06%
Allowance for credit losses to total nonaccrual year-end loans	253%	317%

The following table presents information regarding average loans outstanding during the period and the ratio of net charge-offs (recoveries) during the period to average loans outstanding:

Year Ended December 31,	2023		2022		2021
	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans
Residential real estate:
First Mortgages	$25,748	$—	$23,639	—	$17,673	—
HELOCs	525	—	617	(.16)%	731	(.14)%
Total residential real estate	26,273	—	24,256	—	18,404	(.01)%
Pledged asset lines	13,727	—	14,360	.03%	10,201	—
Other	234	—	200	—	184	.54%
Total	$40,234	$—	$38,816	.01%	$28,789	—

The increase in the Company’s average loan portfolio in the periods presented has been driven by growth in First Mortgages and PALs, with a slight decrease in PALs in 2023. Growth in these loan types is due in large part to overall growth in Schwab’s client base and net new client assets during the periods presented, as well as a low interest rate environment observed through early 2022. The decrease in the ratios of the allowance for credit losses to year-end loans and nonaccrual loans is primarily due to a decrease in the allowance for credit losses resulting from a decrease in projected loss rates and improved credit quality metrics in the Company’s bank loans portfolio in recent years as discussed in Part II – Item 8 – Note 6 and lower nonaccrual First Mortgages outstanding.

The following table presents the allocation of the allowance for credit losses for bank loans and loans by category as a percentage of total bank loans:

December 31,	2023		2022
	Allowance for Credit Losses	Percent of loans to total loans	Allowance for Credit Losses	Percent of loans to total loans
Residential real estate:
First Mortgages	$32	65%	$66	63%
HELOCs	2	1%	4	1%
Total residential real estate	34	66%	70	64%
Pledged asset lines	—	33%	—	36%
Other	4	1%	3	—
Total	$38	100%	$73	100%

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

5.    Bank Deposits

The following table presents the average amount of, and the average rate paid on, deposit categories that are in excess of ten percent of average total bank deposits:

Year Ended December 31,	2023		2022
	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$233,091	0.59%	$367,426	0.17%
Interest-bearing demand deposits	37,386	0.41%	56,306	0.15%
Time certificates of deposit (1)	36,028	5.08%
Total	$306,505		$423,732
(1) Time certificates of deposit did not exceed ten percent of average total bank deposits for the year ended December 31, 2022.

As of December 31, 2023 and 2022, uninsured bank deposits totaled approximately $34.5 billion and $68.9 billion, respectively. As of December 31, 2023 and 2022, the Company’s bank deposits did not include any time deposits that were in excess of FDIC insurance limits or were otherwise uninsured.