Form 10-Q
period 2024-03-31
SCHWAB CHARLES CORP
filed 2024-05-09
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
1,777,281,304 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock outstanding on April 30, 2024

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $65 trillion, which means the Company’s $9.12 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (2023 Form 10-K).

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC or Commission): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, we post to the website the Dodd-Frank stress test results, our

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

regulatory capital disclosures based on Basel III, our average liquidity coverage ratio (LCR), and our average net stable funding ratio (NSFR). The SEC maintains a website at https://www.sec.gov that contains reports, proxy statements, and other information that we file electronically with the Commission.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•Maximizing our market valuation and stockholder returns over time; and our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value (see Introduction in Part I – Item 2);
•Integration of Ameritrade, including the timing of client transitions, transition-related attrition, the amount and timing of expense and revenue synergies, and the benefits of the combined platform (see Overview in Part I – Item 2, and Exit and Other Related Liabilities in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);
•Investments to support growth in our client base (see Overview in Part I – Item 2);
•Our actions to streamline our operations and amount of associated exit and related costs that we will incur (see Overview and Results of Operations in Part I – Item 2, and Exit and Other Related Liabilities in Item 1 – Note 10);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments in Part I – Item 2);
•Net interest revenue; the adjustment of rates paid on client-related liabilities; and outstanding balances and the use of supplemental funding (see Results of Operations in Part I – Item 2);
•Capital expenditures (see Results of Operations in Part I – Item 2);
•Management of interest rate risk; the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity, and liability and asset duration (see Risk Management in Part I – Item 2);
•Sources and uses of liquidity and capital (see Liquidity Risk and Capital Management in Part I – Item 2);
•Capital management; the return of capital to stockholders; potential migration of insured deposit account balances (IDA balances) to our balance sheet; expectations about capital requirements, including accumulated other comprehensive income (AOCI), and meeting those requirements; plans regarding capital and dividends (see Capital Management in Part I – Item 2 and Commitments and Contingencies in Item 1 – Note 9);
•The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Item 1 – Note 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Item 1 – Note 9); and
•The outcome and impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 9 and Legal Proceedings in Part II – Item 1).

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

Important factors that may cause actual results to differ include, but are not limited to:
•General market conditions, including the level of interest rates, equity market valuations and volatility;
•Our ability to attract and retain clients, develop trusted relationships, and grow client assets;
•Client use of our advisory and lending solutions and other products and services;
•The level of client assets, including cash balances;
•Client cash allocations and sensitivity to deposit rates;
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
•Our ability to successfully implement integration plans relating to Ameritrade, including client account transitions;
•The risk that client transitions may not be completed when expected or may result in a negative client experience; expected expense and revenue synergies and other benefits from the Ameritrade acquisition may not be fully realized or may take longer to realize, and integration expense may be higher than expected;
•Increased compensation and other costs due to inflationary pressures;
•Real estate and workforce decisions;
•The timing and scope of technology projects;
•Capital and liquidity needs and management;
•Balance sheet positioning relative to changes in interest rates;
•Interest earning asset mix and growth;
•Our ability to access and use supplemental funding sources;
•Prepayment levels for mortgage-backed securities;
•Migrations of bank deposit account balances (BDA balances);
•Adverse developments in litigation or regulatory matters and any related charges; and
•Potential breaches of contractual terms for which we have indemnification and guarantee obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2023 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarter of 2024 and 2023 are as follows:

	Three Months Ended March 31,		Percent Change
	2024	2023
Client Metrics
Net new client assets (in billions) (1)	$88.2	$150.7	(41)%
Core net new client assets (in billions)	$95.6	$131.7	(27)%
Client assets (in billions, at quarter end)	$9,118.4	$7,580.0	20%
Average client assets (in billions)	$8,761.1	$7,385.4	19%
New brokerage accounts (in thousands)	1,094	1,042	5%
Active brokerage accounts (in thousands, at quarter end)	35,301	34,120	3%
Assets receiving ongoing advisory services (in billions, at quarter end)	$4,628.0	$3,895.5	19%
Client cash as a percentage of client assets (at quarter end) (2)	10.0%	11.2%
Company Financial Information and Metrics
Total net revenues	$4,740	$5,116	(7)%
Total expenses excluding interest	2,942	3,006	(2)%
Income before taxes on income	1,798	2,110	(15)%
Taxes on income	436	507	(14)%
Net income	1,362	1,603	(15)%
Preferred stock dividends and other	111	70	59%
Net income available to common stockholders	$1,251	$1,533	(18)%
Earnings per common share — diluted	$.68	$.83	(18)%
Net revenue change from prior year	(7)%	10%
Pre-tax profit margin	37.9%	41.2%
Return on average common stockholders’ equity (annualized)	15%	23%
Expenses excluding interest as a percentage of average client assets (annualized)	0.14%	0.17%
Consolidated Tier 1 Leverage Ratio (at quarter end)	8.8%	7.1%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$2,802	$2,773
Adjusted diluted EPS	$.74	$.93
Return on tangible common equity	39%	83%
(1) The first quarter of 2024 and 2023 include net outflows of $7.4 billion and inflows of $19.0 billion, respectively, from off-platform certificates of deposit (CDs) issued by CSB.
(2) Beginning in the third quarter of 2023, client cash as a percentage of client assets excludes brokered CDs issued by CSB. The prior period has been recast to reflect this change.
(3) In the first quarter of 2024, adjustments made to GAAP financial measures also include restructuring costs. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

Further improvements in the macroeconomic environment helped bolster investor sentiment and engagement in the first quarter of 2024. Inflation remained at moderate though persistent levels during the quarter, leading to shifting market expectations around the pace and extent of potential Federal Reserve interest rate reductions. Equity markets had a strong start to the year, with the S&P 500® rising 10% in the first quarter of 2024.

Schwab’s organic asset gathering and equity market gains helped total client assets reach $9.12 trillion as of quarter-end, up 20% from March 31, 2023, as clients entrusted us with core net new assets of $95.6 billion in the first quarter of 2024. As we have experienced over the course of the Ameritrade client account conversions, net new assets in the first quarter of 2024 reflected expected asset attrition from the Ameritrade integration, though the amount of attrition continued to be below amounts anticipated when we announced the acquisition in late 2019. Clients’ daily average trades (DATs) were 6.0 million in the first quarter of 2024, up slightly from the first quarter of the prior year. Clients opened 1.1 million new brokerage accounts in the first quarter of 2024, helping active brokerage accounts rise 3% year-over-year to reach 35.3 million at quarter-end.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s financial performance in the first quarter of 2024 reflected the benefits of a supportive macroeconomic backdrop, increased client engagement, and solid organic growth. The Company’s financial results were down relative to the first quarter of 2023, though overall performance improved sequentially from the fourth quarter of 2023 driven by lower interest expense due to reduced supplemental funding, rising equity markets and client engagement, and our late-2023 cost reduction efforts. Net income totaled $1.4 billion in the first quarter of 2024, down 15% from the first quarter of 2023 and up 30% from the fourth quarter of 2023. Diluted earnings per share (EPS) was $.68 in the first quarter of 2024, down 18% from the prior-year first quarter and up 33% from the fourth quarter of 2023. Adjusted diluted EPS (1) was $.74 in the first quarter of 2024, down 20% from the first quarter of 2023 and up 9% from the fourth quarter of 2023.

Total net revenues decreased 7% year-over-year to $4.7 billion during the first quarter of 2024. Net interest revenue was $2.2 billion in the first quarter of 2024, down 19% from the prior year’s first quarter due primarily to greater use of supplemental funding and lower average interest-earning assets, partially offset by higher rates on interest-earning assets. Asset management and administration fees totaled $1.3 billion in the first quarter of 2024, rising 21% from the first quarter of 2023 primarily as a result of growth in money market funds, equity market gains, and growth in advice solutions. Trading revenue declined 8% year-over-year to $817 million in the first quarter of 2024, primarily due to a decrease in order flow revenue, reflecting narrower spreads on options and lower equity volume. Bank deposit account fee revenue was $183 million in the first quarter of 2024, up 21% year-over-year due primarily to $97 million of one-time breakage fees incurred when we ended our arrangements with certain third-party banks in the first quarter of 2023. BDA balances totaled $90.3 billion at March 31, 2024, down 7% from year-end 2023, reflecting client cash allocation decisions.

Total expenses excluding interest were $2.9 billion in the first quarter of 2024, down 2% from the first quarter of 2023, reflecting the benefits of our cost reduction restructuring efforts undertaken in late 2023, which drove year-over-year decreases in compensation and benefits and occupancy and equipment. Partially offsetting these reductions were growth in depreciation and amortization driven by capital expenditures to support the Ameritrade integration and growth of the business, and higher regulatory fees and assessments, which included an incremental Federal Deposit Insurance Corporation (FDIC) special assessment of $25 million (see Current Regulatory and Other Developments). Adjusted total expenses (1) were $2.8 billion, up 1% from the first quarter of 2023 reflecting the above items and lower acquisition and integration-related costs in the first quarter of 2024. Acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs totaled $140 million in the first quarter of 2024, down 40% from the first quarter of 2023.

Return on average common stockholders’ equity was 15% in the first quarter of 2024, down from 23% in the first quarter of 2023. Return on tangible common equity (1) (ROTCE) was 39% in the first quarter of 2024, down from 83% in the first quarter of 2023. These decreases were due primarily to higher average stockholders’ equity and lower year-over-year net income. Average stockholders’ equity was higher in the first quarter of 2024 due to higher average retained earnings due to full-year 2023 and first-quarter 2024 net income, as well as higher average AOCI. The increase in average AOCI was driven by lower unrealized losses on our available for sale (AFS) investment securities portfolio and securities transferred in 2022 from AFS to held to maturity (HTM) (see Item 1 – Note 15).

The Company continued its diligent approach to balance sheet management, seeking to prioritize flexibility. During the first quarter of 2024, total balance sheet assets decreased 5% from year-end 2023 to $468.8 billion. This decrease was driven primarily by lower cash balances. As the pace and amount of client cash realignment continued to decrease, the Company reduced the total outstanding balance of supplemental funding, which includes brokered CDs, Federal Home Loan Bank (FHLB) borrowings, and borrowings under repurchase agreements, by $8.8 billion, or 11%, during the first quarter of 2024. In addition, the Company repaid $3.3 billion in maturing long-term debt during the first quarter of 2024. Supported by net income and a smaller balance sheet, our consolidated Tier 1 Leverage Ratio increased to 8.8% as of March 31, 2024.

(1) Adjusted diluted EPS, adjusted total expenses, and return on tangible common equity are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Integration of Ameritrade

Effective October 6, 2020, the Company completed its acquisition of TD Ameritrade Holding Corporation, now Ameritrade Holding LLC (Ameritrade Holding), and its consolidated subsidiaries (collectively referred to as “Ameritrade”). The Company has made significant progress in its integration of Ameritrade. We’ve transitioned approximately $1.6 trillion in client assets across more than 15 million client accounts, including 7,000 RIAs, from Ameritrade to the Schwab platform across four transition groups. In connection with these transitions, we have experienced some related attrition of client assets from retail

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

accounts and RIAs, which have been below our initial estimates when we announced the acquisition. The Company expects to complete the remaining client transitions from Ameritrade to Schwab in a final transition group in May 2024.

We continue to expect total acquisition and integration-related costs and capital expenditures will be between $2.4 billion and $2.5 billion. The Company’s estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on certain factors, including the duration and complexity of the remaining integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs as we prepare for the last transition group and remaining integration work include the level of employee attrition, the complexity to wind-down the operations of the Ameritrade broker-dealers and related technology, and real estate-related exit cost variability.

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $38 million and $98 million for the first quarters of 2024 and 2023, respectively. Over the course of the integration, we expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through March 31, 2024, we have achieved over 80% of this amount on an annualized run-rate basis. The Company expects to realize the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. Estimated timing and amounts of synergy realization are subject to change as we progress in the integration. Refer to Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) – Overview in our 2023 Form 10-K, Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 1 – Note 10 for additional information regarding our integration of Ameritrade.

Other

In addition to cost synergies directly related to the integration of Ameritrade, the Company took incremental actions in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. Through these actions, the Company has realized approximately $500 million of incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company expects to incur total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million, substantially all of which have been recognized as of March 31, 2024. The Company anticipates the remaining costs, primarily related to real estate, will be incurred during 2024. Refer to Results of Operations – Total Expenses Excluding Interest and Item 1 – Note 10 for additional information.

Current Regulatory and Other Developments

In April 2024, the U.S. Department of Labor adopted a final rule to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. Among other requirements, the rule subjects broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard. The rule generally takes effect on September 23, 2024 with a one-year transition period after the effective date for certain provisions. The Company is currently evaluating the impacts and the related implementation and operational issues of the final rule.

In March 2024, the SEC adopted amendments to Rule 605 of Regulation National Market System (NMS) requiring enhanced disclosures of order execution quality for large broker-dealers that handle retail orders. We do not expect the new rule to have a material impact on the Company’s business, financial condition, or results of operations. Three related equity market structure rule proposals released in December 2022 by the SEC remain pending.

In November 2023, the FDIC approved a final special assessment to recover losses incurred by the Deposit Insurance Fund (DIF) to protect uninsured depositors due to the March 2023 closures of two banks, that was subject to potential extension and a potential one-time final special assessment for any shortfall in the DIF. The pre-tax impact of the final rule’s initial assessment to the Company was $172 million, which is tax deductible and was recognized in earnings in the fourth quarter of 2023. The special assessment will be paid over eight quarters which began in the first quarter of 2024. In late February 2024, the FDIC notified banks, including the Company’s banking subsidiaries, that the estimated assessed losses to the DIF increased. Accordingly, during the first quarter of 2024, Schwab recognized a pre-tax charge of $25 million for its estimate of this incremental special assessment, which is tax deductible. This amount remains subject to further adjustment; the FDIC has indicated it will provide any updates to the estimated special assessment applicable to each bank as part of the FDIC’s June 2024 invoices.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

See Part II – Item 7 – Current Regulatory and Other Developments in our 2023 Form 10-K for additional information regarding these and other pending regulatory matters including:

•The U.S. federal banking agencies’ August 2023 proposed rulemaking on long-term debt requirements for certain large banking organizations;
•The U.S. federal banking agencies’ July 2023 notice of proposed rulemaking with amendments to the regulatory capital rules, which, among other things, would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk; and
•The SEC’s November 2022 proposed rule that would require substantial changes to the liquidity risk management programs for open-end mutual funds other than money market funds and require them to implement “swing pricing” and impose a “hard close” on the acceptance of purchase and redemption orders.

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2024		2023
Three Months Ended March 31,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(2)%	$3,941	83%	$4,016	78%
Interest expense	37%	(1,708)	(36)%	(1,246)	(24)%
Net interest revenue	(19)%	2,233	47%	2,770	54%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	30%	758	16%	585	11%
Advice solutions	11%	503	11%	453	9%
Other	9%	87	2%	80	2%
Asset management and administration fees	21%	1,348	29%	1,118	22%
Trading revenue
Commissions	(2)%	413	9%	422	8%
Order flow revenue	(15)%	352	7%	414	8%
Principal transactions	(7)%	52	1%	56	1%
Trading revenue	(8)%	817	17%	892	17%
Bank deposit account fees	21%	183	4%	151	3%
Other	(14)%	159	3%	185	4%
Total net revenues	(7)%	$4,740	100%	$5,116	100%

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

In response to continued elevated inflation, the Federal Reserve raised the federal funds target overnight rate four times in the first three quarters of 2023 for a total of 100 basis points before holding rates unchanged since July 2023. Short-term rates

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

remained consistent through the first quarter of 2024, as the Federal Reserve maintained the upper bound of the target overnight rate at 5.50%.

Schwab’s average interest-earning assets in the first quarter of 2024 were lower compared with the first quarter of 2023, primarily due to clients’ reallocation of cash from sweep products to higher-yielding investment solutions throughout 2023 and the first quarter of 2024, which resulted primarily from increases to the federal funds overnight rate. These changes in client cash allocations reduced average balances of bank deposits and payables to brokerage clients. To support this client cash allocation activity, the Company has been utilizing supplemental funding, including drawing upon FHLB secured lending facilities, engaging with external financial institutions in repurchase agreements, and issuing brokered CDs. The average pace of client cash allocation out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second half of 2023, and continued to decrease in the first quarter of 2024.

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2024			2023
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$33,791	$454	5.31%	$37,056	$413	4.46%
Cash and investments segregated	29,297	388	5.24%	40,068	432	4.31%
Receivables from brokerage clients	63,804	1,260	7.81%	60,543	1,084	7.16%
Available for sale securities (1)	111,867	594	2.12%	155,791	825	2.12%
Held to maturity securities (1)	157,410	690	1.75%	170,889	746	1.75%
Bank loans	40,529	440	4.36%	40,248	391	3.92%
Total interest-earning assets	436,698	3,826	3.48%	504,595	3,891	3.09%
Securities lending revenue		76			112
Other interest revenue		39			13
Total interest-earning assets	$436,698	$3,941	3.59%	$504,595	$4,016	3.19%
Funding sources
Bank deposits	$274,368	$921	1.35%	$343,105	$618	0.73%
Payables to brokerage clients	68,343	73	0.43%	77,169	75	0.39%
Other short-term borrowings	7,385	103	5.61%	6,917	86	5.05%
Federal Home Loan Bank borrowings	24,857	330	5.27%	24,458	304	5.05%
Long-term debt	25,000	224	3.59%	20,290	139	2.74%
Total interest-bearing liabilities	399,953	1,651	1.65%	471,939	1,222	1.05%
Non-interest-bearing funding sources	36,745			32,656
Securities lending expense		55			22
Other interest expense		2			2
Total funding sources	$436,698	$1,708	1.57%	$504,595	$1,246	1.00%
Net interest revenue		$2,233	2.02%		$2,770	2.19%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.

Net interest revenue decreased $537 million, or 19%, in the first quarter of 2024 compared to the same period in 2023. This decrease was primarily due to utilization of higher cost supplemental funding sources to support client cash allocations in the rising rate environment, and lower average interest-earning assets, which more than offset the benefits of higher average yields on interest-earning assets. Average interest-earning assets for the first quarter of 2024 were lower by 13% compared to the same period in 2023. This decrease was primarily due to lower bank deposits as a result of changes in client cash allocations due to higher market interest rates and a smaller investment securities portfolio, partially offset by greater margin loan balances.

Net interest margin decreased to 2.02% in the first quarter of 2024 from 2.19% in the same period in 2023, as the higher rates paid across interest-bearing funding sources more than offset the improved yields on interest-earning assets.

The Company’s higher average balances in the first quarter of 2024 relative to the same period in 2023 of FHLB borrowings, repurchase agreements, and brokered CDs resulted in higher funding costs. The Company prioritizes repayment of the outstanding balances of its supplemental funding sources, and during the first quarter of 2024, the total outstanding balance

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

decreased by $8.8 billion, which helped support a 13-basis-point improvement in net interest margin for the first quarter of 2024 compared with the fourth quarter of 2023. Our use and the financial impacts of such supplemental funding is dependent on several factors, including the volume and pace of clients’ cash allocation activity, which is driven primarily by changes in market interest rates, as well as asset gathering. While client cash realignment activity has continued to decline from peak levels, uncertainty remains, including in regard to the path of market interest rates and client behavior, which will significantly impact our utilization of supplemental funding sources. The impacts to net interest revenue of using supplemental funding sources also depend on the type of funding source used and levels of interest rates. The Company currently expects its outstanding balances of supplemental funding sources to decrease over time. Certain amounts outstanding at March 31, 2024 will require rollover into new borrowings, the amount and costs of which will depend on the above noted factors. See also Risk Management – Liquidity Risk, Item 1 – Note 7 Bank Deposits, and Item 1 – Note 8 Borrowings for additional information on these and other funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2024			2023
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$499,887	$336	0.27%	$316,391	$213	0.27%
Schwab equity and bond funds, ETFs, and CTFs	539,661	107	0.08%	450,581	91	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds	314,576	209	0.27%	222,437	148	0.27%
Other third-party mutual funds and ETFs	605,625	106	0.07%	676,344	133	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,959,749	758	0.16%	$1,665,753	585	0.14%
Advice solutions (1)
Fee-based	$506,133	503	0.40%	$443,027	453	0.41%
Non-fee-based	106,032	—	—	94,469	—	—
Total advice solutions	$612,165	503	0.33%	$537,496	453	0.34%
Other balance-based fees (2)	719,447	69	0.04%	561,788	62	0.04%
Other (3)		18			18
Total asset management and administration fees		$1,348			$1,118
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

Asset management and administration fees increased by $230 million, or 21%, in the first quarter of 2024 compared to the same period in 2023. This increase was primarily a result of higher balances in Schwab money market funds as clients shifted their cash allocations to higher-yielding investment solutions. The increase was also due to growth in balances in Mutual Fund OneSource® and fee-based advice solutions, as a result of strong equity markets and, for advice solutions, net inflows of client assets.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 48% and 40% of the asset management and administration fees earned in the first quarter of 2024 and 2023, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023
Balance at beginning of period	$476,409	$278,926	$506,149	$412,942	$306,222	$235,738
Net inflows (outflows)	30,940	75,036	7,719	10,344	(4,161)	(4,629)
Net market gains (losses) and other	8,329	3,860	35,022	20,433	27,115	13,153
Balance at end of period	$515,678	$357,822	$548,890	$443,719	$329,176	$244,262

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended March 31,		Percent Change
	2024	2023
Commissions	$413	$422	(2)%
Order flow revenue
Options	242	281	(14)%
Equities	110	133	(17)%
Total order flow revenue	352	414	(15)%
Principal transactions	52	56	(7)%
Total trading revenue	$817	$892	(8)%

	Three Months Ended March 31,		Percent Change
	2024	2023
DATs (in thousands)	5,958	5,895	1%
Product as a percentage of DATs
Equities	51%	49%
Derivatives	22%	23%
ETFs	19%	21%
Mutual funds	6%	5%
Fixed income	2%	2%

Number of trading days	61.0	62.0	(2)%
Revenue per trade (1)	$2.25	$2.44	(8)%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $75 million, or 8%, in the first quarter of 2024 compared to the same period in 2023. This change is primarily due to lower options order flow revenue reflecting narrower quoted spreads in the options market, and lower equities order flow revenue reflecting lower equity trading volume overall. Additionally, commissions decreased as a result of changes in the mix of client trading activity and fewer trading days.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue from TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions). These fees are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate obligation amounts.

In accordance with the Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement) executed on May 4, 2023, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions is 15 basis points. See Item 1 – Note 9 for additional discussion of the 2023 IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning fixed- and floating-rate yields:

	Three Months Ended March 31,		Percent Change
	2024	2023
Bank deposit account fees	$183	$151	21%
Average BDA balances	$92,859	$115,877	(20)%
Average net yield	0.78%	0.52%
Percentage of average BDA balances designated as:
Fixed-rate balances	88%	92%
Floating-rate balances	12%	8%

Bank deposit account fees increased $32 million, or 21%, in the first quarter of 2024, compared to the same period in 2023. The increase was primarily due to $97 million of breakage fees incurred that resulted in lower bank deposit account fee revenue in the first quarter of 2023. In addition, the average amount of floating-rate BDA balances increased in the first quarter of 2024 compared to the first quarter of 2023, which contributed to an increase in average net yield. These factors were partially offset by a decrease in average BDA balances in the first quarter of 2024 compared to the same period in 2023, primarily due to client cash allocation decisions in response to higher short-term market interest rates. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of March 31, 2024 were 88% and 12%, respectively.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue decreased $26 million, or 14%, in the first quarter of 2024 compared to the same period in 2023, primarily due to lower exchange processing fees and certain lower service fees, partially offset by lower provision for credit losses on bank loans. Exchange processing fees decreased primarily due to a decrease in the SEC fee rate which became effective in the first quarter of 2023. The provision for credit losses on bank loans was lower in the first quarter of 2024 compared to the same period in 2023, as during the first quarter of 2024, loan loss factors decreased while the total balance of first lien residential real estate mortgage loans (First Mortgages) remained consistent with year-end 2023.

Subsequent to March 31, 2024, the SEC announced that effective May 22, 2024, it would increase its fee rates applicable to most securities transactions from the rate in effect since late February 2023. This change will result in higher exchange processing fees per security transaction in other revenue and a corresponding increase in other expense, resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2024	2023
Compensation and benefits
Salaries and wages	$854	$972	(12)%
Incentive compensation	387	364	6%
Employee benefits and other	297	302	(2)%
Total compensation and benefits	$1,538	$1,638	(6)%
Professional services	241	258	(7)%
Occupancy and equipment	265	299	(11)%
Advertising and market development	88	88	—
Communications	141	146	(3)%
Depreciation and amortization	228	177	29%
Amortization of acquired intangible assets	130	135	(4)%
Regulatory fees and assessments	125	83	51%
Other	186	182	2%
Total expenses excluding interest	$2,942	$3,006	(2)%
Expenses as a percentage of total net revenues
Compensation and benefits	32%	32%
Advertising and market development	2%	2%
Full-time equivalent employees (in thousands)
At quarter end	32.6	36.0	(9)%
Average	32.7	35.6	(8)%

Expenses excluding interest decreased by $64 million, or 2%, in the first quarter of 2024, compared to the same period in 2023. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and, beginning in the third quarter of 2023, restructuring costs, increased 1% in the first quarter of 2024, compared to the same period in 2023. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. The Company began incurring restructuring costs in the third quarter of 2023 in connection with actions to streamline its operations to prepare for post-integration of Ameritrade (see below and Overview – Other for additional information).

Total compensation and benefits expense decreased in the first quarter of 2024 compared to the same period in 2023, primarily due to lower headcount as a result of position eliminations completed in the second half of 2023 as part of restructuring, partially offset by higher incentive compensation and annual merit increases. Compensation and benefits included acquisition and integration-related costs of $17 million and $58 million in the first quarter of 2024 and 2023, respectively. Compensation and benefits also included a $31 million benefit in the first quarter of 2024 primarily due to a change in estimate in restructuring costs.

Professional services expense decreased in the first quarter of 2024 compared to the same period in 2023, primarily due to lower utilization of professional services as we approach the completion of the Ameritrade integration and client account transitions. Professional services included acquisition and integration-related costs of $17 million and $33 million in the first quarter of 2024 and 2023, respectively.

Occupancy and equipment expense decreased in the first quarter of 2024 compared to the same period in 2023, primarily due to lower technology equipment and software costs, as well as lower occupancy costs as a result of facility closures in 2023 related to restructuring and the Ameritrade integration. Occupancy and equipment included restructuring costs of $2 million in the first quarter of 2024 and acquisition and integration-related costs of $4 million in the first quarter of 2023.

Advertising and market development expense in the first quarter of 2024 remained consistent with the same period in 2023.

Communications expense decreased slightly in the first quarter of 2024, compared to the same period in 2023, primarily as a result of certain lower exchange quotation services expenses.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Depreciation and amortization expense increased in the first quarter of 2024 compared to the same period in 2023, primarily as a result of higher amortization of purchased and internally developed software, driven by capital expenditures in 2023 and the first three months of 2024 to support the Ameritrade integration and enhance our technological infrastructure to support growth of the business.

Amortization of acquired intangible assets decreased slightly in the first quarter of 2024 compared to the same period in 2023, as certain assets from the Ameritrade acquisition were fully amortized during 2023.

Regulatory fees and assessments increased in the first quarter of 2024 compared to the same period in 2023, primarily as a result of a $25 million incremental FDIC special assessment and higher FDIC deposit insurance assessments, reflecting greater use of brokered CDs, partially offset by a lower assessment base. See Current Regulatory and Other Developments for discussion of the FDIC special assessment.

Other expense increased slightly in the first quarter of 2024 compared to the same period in 2023, primarily due to higher exchange processing fees, partially offset by lower other clearing costs. Exchange processing fees increased in the first quarter of 2024 compared to the first quarter of 2023 as a result of higher trading volumes. Other expense included restructuring costs of $1 million in the first quarter of 2024. Subsequent to March 31, 2024, the SEC announced that effective May 22, 2024, it would increase its fee rates applicable to most securities transactions from the rate in effect since late February 2023. This change will result in higher exchange processing fees per security transaction in other expense and a corresponding increase in other revenue, resulting in no impact to net income.

Capital expenditures were $122 million and $187 million in the first quarter of 2024 and 2023, respectively. Capital expenditures decreased for the first quarter of 2024 compared to the same period in 2023, primarily due to lower purchased and internally developed software as we approach the completion of the Ameritrade integration and client account transitions. We continue to anticipate capital expenditures for full-year 2024 will be approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $436 million and $507 million for the first quarter of 2024 and 2023, respectively, resulting in effective tax rates of 24.2% and 24.0%, respectively. The increase in the effective tax rate in the first quarter of 2024 compared to the same period in 2023 was primarily related to the release of tax reserves in the first quarter of 2023 due to the resolution of certain state tax matters and a decrease in equity compensation benefit in the first quarter of 2024. These increases were partially offset by a decrease in state tax expense and the recognition of certain tax credits.

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023
Net Revenues
Net interest revenue	(14)%	$1,742	$2,033	(33)%	$491	$737	(19)%	$2,233	$2,770
Asset management and administration fees	18%	947	805	28%	401	313	21%	1,348	1,118
Trading revenue	(8)%	713	775	(11)%	104	117	(8)%	817	892
Bank deposit account fees	36%	135	99	(8)%	48	52	21%	183	151
Other	(11)%	135	151	(29)%	24	34	(14)%	159	185
Total net revenues	(5)%	3,672	3,863	(15)%	1,068	1,253	(7)%	4,740	5,116
Expenses Excluding Interest	1%	2,265	2,233	(12)%	677	773	(2)%	2,942	3,006
Income before taxes on income	(14)%	$1,407	$1,630	(19)%	$391	$480	(15)%	$1,798	$2,110

Net New Client Assets (in billions) (1)	(56)%	$34.9	$79.4	(25)%	$53.3	$71.3	(41)%	$88.2	$150.7
(1) In the first quarter of 2024 and 2023, Investor Services includes net outflows of $7.4 billion and inflows of $19.0 billion, respectively, from off-platform brokered CDs issued by CSB.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Net Revenues

Investor Services total net revenues decreased by 5% in the first quarter of 2024, compared to the same period in 2023, and Advisor Services total net revenues decreased by 15% in the first quarter of 2024, compared to the same period in 2023. Net interest revenue decreased for both segments due to higher cost funding sources and lower average interest-earning asset balances, as described above. Trading revenue decreased for both segments, primarily due to lower payment for order flow and, for Investor Services, lower commissions, as described above. Other revenue decreased for both segments, primarily due to lower exchange processing fees and certain lower service fees, partially offset by lower provision for credit losses on bank loans. These decreases were partially offset by higher asset management and administration fees in both segments, primarily as a result of higher balances in money market funds, and Mutual Fund OneSource® and, additionally for Investor Services, fee-based advice solutions. Bank deposit account fees increased for Investor Services and decreased for Advisor Services. Both segments were impacted by breakage fees incurred in the first quarter of 2023, partially offset by lower average BDA balances in the first quarter of 2024.

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest increased by 1% in the first quarter of 2024, compared to the same period in 2023, while Advisor Services total expenses excluding interest decreased by 12% in the first quarter of 2024, compared to the same period in 2023. Both segments had decreases in compensation and benefits expense primarily due to lower headcount as a result of position eliminations in 2023, partially offset by higher incentive compensation and annual merit increases. Occupancy and equipment expense decreased in both segments, primarily due to lower technology equipment and software costs and lower occupancy costs due to facility closures in 2023 related to restructuring and the Ameritrade integration. Other expense decreased for Advisor Services and increased for Investor Services, primarily due to decreases in exchange processing fees and other clearing costs for Advisor Services and increases in similar fees and costs for Investor Services. Additionally, regulatory fees and assessments increased in both segments, primarily due to higher FDIC assessments, as described above. For Investor Services, depreciation and amortization expense also increased, primarily due to higher amortization of purchased and internally developed software, driven by capital expenditures in 2023 and the first three months of 2024 to enhance our technological infrastructure to support growth of the business.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact.

For a discussion of our risk management programs, see Part II – Item 7 – Risk Management in the 2023 Form 10-K.

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

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities, and include derivative instruments. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans. We use independent third-

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

party models to simulate net interest revenue sensitivity and related analyses. Fixed income analytical vendors provide term structure models, prepayment speed models for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments. Consistent with our policies related to the management of interest rate risk, the Company’s net interest revenue sensitivity analysis primarily involves gradual parallel increases/decreases in interest rates over a twelve-month period, though we also regularly simulate the effects of non-parallel shifts and instantaneous shifts of interest rates on net interest revenue.

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

Higher prevailing short-term interest rates generally improve yields on shorter duration interest-earning assets. During periods of rapidly rising interest rates, clients tend to reallocate cash out of sweep products into higher-yielding, off-balance sheet, fixed income investments and money market funds within Schwab’s product offerings. This can result in lower interest-earning assets and/or may require supplemental funding with higher funding costs, which therefore tend to constrain net interest revenue when interest rates are moving rapidly higher. A decline in short-term interest rates could negatively impact the yield on the Company’s investment and loan portfolios to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning March 31, 2024 and December 31, 2023 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2024	December 31, 2023
Increase of 200 basis points	10.0%	10.8%
Increase of 100 basis points	5.3%	5.8%
Increase of 50 basis points	2.9%	3.1%
Decrease of 50 basis points	0.5%	0.4%
Decrease of 100 basis points	0.0%	(0.2)%
Decrease of 200 basis points	(3.5)%	(4.2)%

The Company’s simulated incremental increases and decreases in market interest rates had a smaller impact on net interest revenue as of March 31, 2024 compared to December 31, 2023. This is primarily due to lower cash balances held at March 31, 2024, partially offset by lower interest-bearing deposits, which reduces interest expense in a higher rate environment and reduces interest expense savings in a lower rate environment.

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

The following table presents the Company’s estimated effective durations, which reflects anticipated future payments, by category:

	March 31, 2024	March 31, 2023
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	2.5	2.6
AFS investment securities portfolio	2.4	2.4
AFS and HTM investment securities portfolio	3.9	4.0
Estimated effective duration, inclusive of derivatives (1):
Consolidated total assets	2.4	2.6
AFS investment securities portfolio	2.1	2.3
AFS and HTM investment securities portfolio	3.8	3.9
(1) See Note 11 for additional discussion on the Company’s derivatives.

AFS and HTM securities comprised approximately 55% and 58% of the Company’s consolidated total assets as of March 31, 2024 and 2023, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both March 31, 2024 and 2023.

Economic Value of Equity Simulation

Management also uses EVE simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities, and includes the impact of derivative instruments. While EVE does not have a direct accounting relationship, the measure aims to capture a theoretical value of assets and liabilities under a variety of interest rate environments. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical behaviors. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, behavior of non-maturity client cash held on the balance sheet, and pricing assumptions. We use both proprietary and independent third-party models to simulate EVE sensitivity and related analyses. We develop and maintain client credits and deposits run-off models internally based on historical experience and prevailing client cash realignment behaviors. We rely on third-party models for term structure modeling and prepayment speed modeling for mortgage-backed securities and mortgage loans.

As interest rates have risen in the Federal Reserve’s tightening cycle, EVE sensitivity has generally trended higher due to a shortening of liability duration. While the Company’s asset duration remained largely stable during the period of rising interest rates, liability duration shortened significantly and is now shorter than asset duration.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of March 31, 2024 and December 31, 2023, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

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

Funding Sources

Schwab’s primary source of funds is cash generated by client activity which includes bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients. Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, FHLB borrowings, borrowings under repurchase agreements with external financial institutions, issuance of CDs, cash provided by securities issuances by CSC in the capital markets, and other facilities described below.

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities.

Our clients’ bank deposits and brokerage cash balances primarily originate from our 35.3 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of March 31, 2024. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes external debt facilities available at March 31, 2024:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$24,000	$63,439	(1)	May 2024 - January 2025	5.33%
Federal Reserve discount window	Banking subsidiaries	—	32,935	(1,2)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	7,705	—	(3)	April 2024 - December 2024	5.46%
Unsecured, uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,617		N/A	—
Unsecured commercial paper	CSC	—	5,000		N/A	—
Secured uncommitted lines of credit with various external banks	CS&Co	—	—	(4)	N/A	—
Secured uncommitted lines of credit with various external banks	TDAC	700	—	(4)	April 2024	5.69%
Unsecured, committed revolving line of credit with various external banks	CSC	—	2,100	(5)	N/A	—
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of March 31, 2024. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Note 8 for additional information.
(2) On March 11, 2024, the Federal Reserve Bank Term Funding Program (BTFP) ceased to make new loans available. As such, during the first quarter of 2024, the Company reallocated certain amounts of collateral previously pledged under the BTFP to the Federal Reserve discount window. The BTFP was not used by the Company during the first quarter of 2024.
(3) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See Note 12 for additional information.
(4) Secured borrowing capacity is made available based on CS&Co’s or TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
(5) During the first quarter of 2024, CSC entered into an unsecured committed revolving line of credit with various external banks.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of March 31, 2024, the Company had additional investment securities with a par value of approximately $135 billion or a fair value of approximately $124 billion available to be pledged to obtain additional capacity. Additional details regarding availability and use of these facilities is described below.

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

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the standing repo facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during the first three months of 2024 and there were no amounts outstanding at March 31, 2024. CSC maintains a standing bilateral repurchase agreement with an external bank. This facility was not used during the first quarter of 2024 and there were no amounts outstanding under this facility at March 31, 2024.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at March 31, 2024.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Beginning in the first quarter of 2024, CSC has access to an unsecured, committed revolving line of credit with various external banks. This line will expire in January 2025. Other than an overnight borrowing to test the availability, the facility was not used during the first quarter of 2024.

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

During 2023 and the first three months of 2024, CSB issued brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of March 31, 2024:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$39,128	April 2024 - April 2025	5.22%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher-yielding alternatives at Schwab. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. The average pace of client cash allocations out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second half of 2023, and continued to decrease in the first quarter of 2024.

Cash and cash equivalents decreased $11.6 billion from year-end 2023 to $31.8 billion at March 31, 2024; cash and cash equivalents, including amounts restricted, decreased $16.8 billion to $57.7 billion at March 31, 2024. This decrease reflected repayments of supplemental funding balances of $8.8 billion and maturities of long-term debt of $3.3 billion. Bank deposits decreased during the first quarter of 2024 by $20.5 billion, resulting from a decrease of $11.4 billion in deposits swept from brokerage accounts due to client cash allocations and a decrease in brokered CDs of $9.2 billion. Partially offsetting the decrease in bank deposits and repayment of borrowings, net investing cash flows from our AFS and HTM securities totaled $10.0 billion in the first three months of 2024.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2023 Form 10-K for additional information. The Company was in compliance with the LCR rule at March 31, 2024, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	March 31, 2024	December 31, 2023
Total eligible HQLA	$58,841	$58,056
Net cash outflows	45,195	44,793
LCR	130%	130%

To support growth in margin loan balances at our broker-dealer subsidiaries while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances. In managing compliance with our LCR requirements, the broker-dealer subsidiaries may also retain client cash balances rather than sweeping such balances to our banking subsidiaries.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at March 31, 2024.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $22.9 billion and $26.1 billion at March 31, 2024 and December 31, 2023, respectively.

The following table provides information about our Senior Notes outstanding at March 31, 2024:

March 31, 2024	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$22,612	2024 - 2034	3.72%	A2	A-	A
Ameritrade Holding Senior Notes	213	2024 - 2029	3.47%	A2	A-	—

New Debt Issuances

There were no new debt issuances of senior unsecured obligations in the first three months of 2024.

Schwab additionally enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 1 – Notes 5, 6, 8, 9, and 12.

Additional information regarding our sources and uses of liquidity and management of liquidity risk is included in Part II – Item 7 – Risk Management – Liquidity Risk in our 2023 Form 10-K. See also Item 1 – Condensed Consolidated Statements of Cash Flows, Item 1 – Note 7 for the Company’s bank deposits, Item 1 – Note 8 for the Company’s debt and borrowing facilities, and Item 1 – Note 14 for equity outstanding balances and activity.

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

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2023 Form 10-K and in Item 1 – Note 17. As of March 31, 2024, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. are in compliance with their respective net capital requirements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC consolidated and CSB:

	March 31, 2024		December 31, 2023
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$42,412	$16,695	$40,958	$16,079
Less:
Preferred stock	9,191	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$33,221	$16,695	$31,767	$16,079
Less:
Goodwill, net of associated deferred tax liabilities	$11,764	$13	$11,782	$13
Other intangible assets, net of associated deferred tax liabilities	6,577	—	6,664	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	41	35	41	35
AOCI adjustment (1)	(17,568)	(15,297)	(18,131)	(15,746)
Common Equity Tier 1 Capital	$32,407	$31,944	$31,411	$31,777
Tier 1 Capital	$41,598	$31,944	$40,602	$31,777
Total Capital	41,635	31,977	40,645	31,816
Risk-Weighted Assets	121,328	81,261	128,230	83,809
Average Assets with regulatory adjustments	471,116	306,869	476,069	315,851
Total Leverage Exposure	474,371	309,011	479,302	318,007
Common Equity Tier 1 Capital/Risk-Weighted Assets	26.7%	39.3%	24.5%	37.9%
Tier 1 Capital/Risk-Weighted Assets	34.3%	39.3%	31.7%	37.9%
Total Capital/Risk-Weighted Assets	34.3%	39.4%	31.7%	38.0%
Tier 1 Leverage Ratio	8.8%	10.4%	8.5%	10.1%
Supplementary Leverage Ratio	8.8%	10.3%	8.5%	10.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 8.8% at March 31, 2024 from 8.5% at year-end 2023. This increase during the first quarter was primarily due to lower total Company assets and also the benefit of net income earned during the quarter. Total balance sheet assets decreased $24.4 billion, or 5%, during the first quarter of 2024 due primarily to a decrease of $11.4 billion in bank sweep deposits, a decrease of $9.2 billion in brokered CDs, and repayment of $3.3 billion in long-term debt. CSB’s Tier 1 Leverage Ratio also increased from year-end 2023, ending the first quarter of 2024 at 10.4% primarily as a result of lower total assets as well as net income during the quarter.

In light of the Federal Reserve’s 2023 regulatory capital rule proposal, which among other things, would require the Company to include AOCI in regulatory capital (See Part II – Item 7 – Current Regulatory and Other Developments in the 2023 Form 10-K), the Company has developed an adjusted Tier 1 Leverage Ratio, which is a non-GAAP financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category. As of March 31, 2024, our adjusted Tier 1 Leverage Ratio, which includes AOCI in the ratio, was 5.3% for CSC consolidated and 5.7% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). The Company is continuing to retain and accrete capital organically well ahead of the Federal Reserve’s proposed regulatory capital rules’ transition period.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During the first three months of 2024, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 1 – Note 9 for further information on the 2023 IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts, exclusive of amounts related to preferred stock repurchases, for the first three months of 2024 and 2023 are as follows:

	2024		2023
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$459	$.25	$463	$.25
Preferred Stock:
Series D (1)	11	14.88	11	14.88
Series F (2)	—	—	—	—
Series G (1)	33	1,343.75	33	1,343.75
Series H (1)	22	1,000.00	24	1,000.00
Series I (1)	21	1,000.00	21	1,000.00
Series J (1)	7	11.13	7	11.13
Series K (1)	9	1,250.00	9	1,250.00
(1) Dividends paid quarterly.
(2) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three months ended March 31, 2024. CSC repurchased 37 million shares of its common stock for $2.8 billion during the three months ended March 31, 2023. As of March 31, 2024, approximately $8.7 billion remained on the authorization.

There were no repurchases of CSC’s preferred stock during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased on the open market 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

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

OTHER

Foreign Exposure
At March 31, 2024, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2024, the fair value of these holdings totaled $13.0 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.9 billion, the United Kingdom at $2.7 billion, and Canada at $887 million. At December 31, 2023, the fair value of these holdings totaled $12.8 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.0 billion, France at $3.2 billion, and Canada at $1.5 billion. In addition, Schwab had outstanding margin loans to foreign residents of $2.7 billion and $2.5 billion at March 31, 2024 and December 31, 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2023 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2024.

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

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below. Beginning in the third quarter of 2023, these adjustments also include restructuring costs, which the Company began incurring in connection with its previously announced plans to streamline its operations to prepare for post-integration of Ameritrade. See Part I – Item 1 – Note 10 for additional information.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended March 31,
	2024	2023
Total expenses excluding interest (GAAP)	$2,942	$3,006
Acquisition and integration-related costs (1)	(38)	(98)
Amortization of acquired intangible assets	(130)	(135)
Restructuring costs (2)	28	—
Adjusted total expenses (non-GAAP)	$2,802	$2,773
(1) Acquisition and integration-related costs for the three months ended March 31, 2024 primarily consist of $17 million of compensation and benefits, and $17 million of professional services. Acquisition and integration-related costs for the three months ended March 31, 2023 primarily consist of $58 million of compensation and benefits, $33 million of professional services, and $4 million of occupancy and equipment.
(2) Restructuring costs for the three months ended March 31, 2024 reflect a change in estimate of $31 million in compensation and benefits, partially offset by $2 million of occupancy and equipment expense and $1 million of other expense for the period. There were no restructuring costs for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024		2023
	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,251	$.68	$1,533	$.83
Acquisition and integration-related costs	38.02		98.05
Amortization of acquired intangible assets	130.07		135.07
Restructuring costs	(28)	(.01)	—	—
Income tax effects (1)	(33)	(.02)	(56)	(.02)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,358	$.74	$1,710	$.93
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended March 31,
	2024	2023
Return on average common stockholders’ equity (GAAP)	15%	23%
Average common stockholders’ equity	$32,493	$27,028
Less: Average goodwill	(11,951)	(11,951)
Less: Average acquired intangible assets — net	(8,196)	(8,724)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,759	1,842
Average tangible common equity	$14,105	$8,195
Adjusted net income available to common stockholders (1)	$1,358	$1,710
Return on tangible common equity (non-GAAP)	39%	83%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	March 31, 2024
	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	8.8%	10.4%
Tier 1 Capital	$41,598	$31,944
Plus: AOCI adjustment	(17,568)	(15,297)
Adjusted Tier 1 Capital	24,030	16,647
Average assets with regulatory adjustments	471,116	306,869
Plus: AOCI adjustment	(17,817)	(15,664)
Adjusted average assets with regulatory adjustments	$453,299	$291,205
Adjusted Tier 1 Leverage Ratio (non-GAAP)	5.3%	5.7%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net Revenues
Interest revenue	$3,941	$4,016
Interest expense	(1,708)	(1,246)
Net interest revenue	2,233	2,770
Asset management and administration fees	1,348	1,118
Trading revenue	817	892
Bank deposit account fees	183	151
Other	159	185
Total net revenues	4,740	5,116
Expenses Excluding Interest
Compensation and benefits	1,538	1,638
Professional services	241	258
Occupancy and equipment	265	299
Advertising and market development	88	88
Communications	141	146
Depreciation and amortization	228	177
Amortization of acquired intangible assets	130	135
Regulatory fees and assessments	125	83
Other	186	182
Total expenses excluding interest	2,942	3,006
Income before taxes on income	1,798	2,110
Taxes on income	436	507
Net Income	1,362	1,603
Preferred stock dividends and other	111	70
Net Income Available to Common Stockholders	$1,251	$1,533
Weighted-Average Common Shares Outstanding:
Basic	1,825	1,834
Diluted	1,831	1,842
Earnings Per Common Shares Outstanding (1):
Basic	$.69	$.84
Diluted	$.68	$.83
(1) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,362	$1,603
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	139	1,849
Other reclassifications included in other revenue	10	9
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	564	609
Other	(8)	(8)
Other comprehensive income (loss), before tax	705	2,459
Income tax effect	(150)	(528)
Other comprehensive income (loss), net of tax	555	1,931
Comprehensive Income (Loss)	$1,917	$3,534

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$31,752	$43,337
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $9,384 and $8,844 at March 31, 2024 and December 31, 2023, respectively)	25,905	31,836
Receivables from brokerage clients — net	71,169	68,667
Available for sale securities (amortized cost of $109,627 at March 31, 2024 and $116,336 at December 31, 2023; including assets pledged of $1,688 and $1,733, respectively)	101,086	107,646
Held to maturity securities (including assets pledged of $6,745 at March 31, 2024 and $3,703 at December 31, 2023)	156,371	159,452
Bank loans — net	40,783	40,439
Equipment, office facilities, and property — net	3,584	3,690
Goodwill	11,951	11,951
Acquired intangible assets — net	8,131	8,260
Other assets	18,052	17,900
Total assets	$468,784	$493,178
Liabilities and Stockholders’ Equity
Bank deposits	$269,460	$289,953
Payables to brokerage clients	84,005	84,786
Accrued expenses and other liabilities	17,637	18,400
Other short-term borrowings	8,405	6,553
Federal Home Loan Bank borrowings	24,000	26,400
Long-term debt	22,865	26,128
Total liabilities	426,372	452,220
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,329 at March 31, 2024 and December 31, 2023	9,191	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at March 31, 2024 and December 31, 2023	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	27,358	27,330
Retained earnings	34,701	33,901
Treasury stock, at cost — 247,203,220 and 250,678,452 shares at March 31, 2024 and December 31, 2023, respectively	(11,283)	(11,354)
Accumulated other comprehensive income (loss)	(17,576)	(18,131)
Total stockholders’ equity	42,412	40,958
Total liabilities and stockholders’ equity	$468,784	$493,178

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	1,603	—	—	1,603
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,931	1,931
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(105)	—	—	(105)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(464)	—	—	(464)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,869)	—	(2,869)
Stock option exercises and other	—	—	—	—	—	(92)	—	111	—	19
Share-based compensation	—	—	—	—	—	129	—	—	—	129
Other	—	—	—	—	—	24	—	(58)	—	(34)
Balance at March 31, 2023	$9,191	2,023	$20	51	$1	$27,136	$32,144	$(11,455)	$(20,690)	$36,347

Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	1,362	—	—	1,362
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	555	555
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(459)	—	—	(459)
Stock option exercises and other	—	—	—	—	—	(120)	—	142	—	22
Share-based compensation	—	—	—	—	—	125	—	—	—	125
Other	—	—	—	—	—	23	—	(71)	—	(48)
Balance at March 31, 2024	$9,191	2,023	$20	51	$1	$27,358	$34,701	$(11,283)	$(17,576)	$42,412

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,362	$1,603
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	131	134
Depreciation and amortization	228	177
Amortization of acquired intangible assets	130	135
Provision (benefit) for deferred income taxes	(49)	3
Premium amortization, net, on available for sale and held to maturity securities	205	185
Other	116	132
Net change in:
Investments segregated and on deposit for regulatory purposes	716	13,690
Receivables from brokerage clients	(2,515)	3,395
Other assets	(95)	212
Payables to brokerage clients	(782)	(9,885)
Accrued expenses and other liabilities	(796)	(4)
Net cash provided by (used for) operating activities	(1,349)	9,777
Cash Flows from Investing Activities
Purchases of available for sale securities	(523)	—
Proceeds from sales of available for sale securities	1,189	1,051
Principal payments on available for sale securities	5,809	7,312
Principal payments on held to maturity securities	3,509	3,613
Net change in bank loans	(349)	521
Purchases of equipment, office facilities, and property	(149)	(159)
Purchases of FHLB stock	(180)	(1,439)
Proceeds from sales of FHLB stock	324	82
Purchases of Federal Reserve stock	(82)	—
Proceeds from sales of Federal Reserve stock	—	98
Other investing activities	(73)	(50)
Net cash provided by (used for) investing activities	9,475	11,029
Cash Flows from Financing Activities
Net change in bank deposits	(20,493)	(40,979)
Proceeds from FHLB borrowings	5,000	36,200
Repayments of FHLB borrowings	(7,400)	(3,000)
Proceeds from other short-term borrowings	4,050	3,657
Repayments of other short-term borrowings	(2,198)	(1,241)
Repayments of long-term debt	(3,260)	(808)
Redemption and repurchase of preferred stock	—	(467)
Dividends paid	(562)	(568)
Proceeds from stock options exercised	22	19
Repurchases of common stock and nonvoting common stock	—	(2,842)
Other financing activities	(85)	(67)
Net cash provided by (used for) financing activities	(24,926)	(10,096)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(16,800)	10,710
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	74,473	58,720
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$57,673	$69,430

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Three Months Ended March 31,
	2024	2023
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$(27)	$28
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,957	$923
Income taxes	$41	$40
Amounts included in the measurement of lease liabilities	$61	$63
Leased assets obtained in exchange for new operating lease liabilities	$20	$12

	March 31, 2024	March 31, 2023
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$31,752	$49,162
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	25,921	20,268
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$57,673	$69,430
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2023 Form 10-K.

The significant accounting policies are included in Item 8 – Note 2 in the 2023 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2024.

2.    New Accounting Standards

Adoption of New Accounting Standards

Standard	Description	Date of Adoption	Effects on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”
Requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker (CODM) and included in segment profit or loss. Also requires disclosure of the CODM’s title and position and how the CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. All required segment disclosures will be presented both on an interim and annual basis.

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

Adoption allows retrospective or prospective application, with early adoption permitted.

		January 1, 2025	The Company does not expect this guidance will have a material impact on its financial statements or disclosures.

3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2024	2023
Net interest revenue
Cash and cash equivalents	$454	$413
Cash and investments segregated	388	432
Receivables from brokerage clients	1,260	1,084
Available for sale securities	594	825
Held to maturity securities	690	746
Bank loans	440	391
Securities lending revenue	76	112
Other interest revenue	39	13
Interest revenue	3,941	4,016
Bank deposits	(921)	(618)
Payables to brokerage clients	(73)	(75)
Other short-term borrowings	(103)	(86)
Federal Home Loan Bank borrowings	(330)	(304)
Long-term debt	(224)	(139)
Securities lending expense	(55)	(22)
Other interest expense	(2)	(2)
Interest expense	(1,708)	(1,246)
Net interest revenue	2,233	2,770
Asset management and administration fees
Mutual funds, ETFs, and CTFs	758	585
Advice solutions	503	453
Other	87	80
Asset management and administration fees	1,348	1,118
Trading revenue
Commissions	413	422
Order flow revenue	352	414
Principal transactions	52	56
Trading revenue	817	892
Bank deposit account fees	183	151
Other	159	185
Total net revenues	$4,740	$5,116
Note: For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Contract balances: Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $640 million and $599 million at March 31, 2024 and December 31, 2023, respectively.

The Company had net contract assets of $233 million and $239 million at March 31, 2024 and December 31, 2023, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 9.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$66,573	$—	$6,402	$60,171
U.S. Treasury securities	21,095	—	902	20,193
Corporate debt securities (1)	12,232	—	864	11,368
Asset-backed securities (2)	8,166	—	319	7,847
Foreign government agency securities	831	—	28	803
U.S. state and municipal securities	632	—	57	575
Non-agency commercial mortgage-backed securities	123	—	13	110
Other	22	—	3	19
Unallocated portfolio layer method fair value basis adjustments (3)	(47)	—	(47)	—
Total available for sale securities	$109,627	$—	$8,541	$101,086
Held to maturity securities
U.S. agency mortgage-backed securities	$156,371	$402	$14,433	$142,340
Total held to maturity securities	$156,371	$402	$14,433	$142,340

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities	$69,173	$—	$6,378	$62,795
U.S. Treasury securities	22,459	1	989	21,471
Corporate debt securities (1)	13,344	—	860	12,484
Asset-backed securities (2)	9,465	—	378	9,087
Foreign government agency securities	1,035	—	33	1,002
U.S. state and municipal securities	634	—	55	579
Non-agency commercial mortgage-backed securities	123	—	14	109
Certificates of deposit	100	—	—	100
Other	22	—	3	19
Unallocated portfolio layer method fair value basis adjustments (3)	(19)	—	(19)	—
Total available for sale securities	$116,336	$1	$8,691	$107,646
Held to maturity securities
U.S. agency mortgage-backed securities	$159,452	$1,435	$13,796	$147,091
Total held to maturity securities	$159,452	$1,435	$13,796	$147,091
(1) As of March 31, 2024 and December 31, 2023, approximately 34% and 36%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(2) Approximately 57% and 61% of asset-backed securities held as of March 31, 2024 and December 31, 2023, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 27% and 24% of the asset-backed securities held as of March 31, 2024 and December 31, 2023, respectively.
(3) This represents the amount of PLM basis adjustments related to AFS securities hedged in a closed portfolio. See Note 11 for more information on PLM hedge accounting.
At March 31, 2024, our banking subsidiaries had pledged investment securities with a value of $68.2 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a value of $32.9 billion as collateral for this facility at March 31, 2024. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The value of these pledged securities was $1.6 billion at March 31, 2024.

At March 31, 2024, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $6.7 billion, and AFS securities pledged were U.S. agency mortgage-backed securities with an aggregate fair

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
value of $1.5 billion. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 8 and 12 for additional information on these repurchase agreements.

At March 31, 2024, our banking subsidiaries had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $191 million as initial margin on interest rate swaps (see Notes 11 and 12). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities (1)	$1	$—	$60,171	$6,402	$60,172	$6,402
U.S. Treasury securities	754	1	18,447	901	19,201	902
Corporate debt securities	—	—	11,193	864	11,193	864
Asset-backed securities (1)	22	—	7,676	319	7,698	319
Foreign government agency securities	—	—	803	28	803	28
U.S. state and municipal securities	—	—	575	57	575	57
Non-agency commercial mortgage-backed securities	—	—	110	13	110	13
Other	—	—	19	3	19	3
Total (2)	$777	$1	$98,994	$8,587	$99,771	$8,588

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities (1)	$1	$—	$62,794	$6,378	$62,795	$6,378
U.S. Treasury securities	—	—	19,450	989	19,450	989
Corporate debt securities	—	—	12,484	860	12,484	860
Asset-backed securities (1)	29	—	9,058	378	9,087	378
Foreign government agency securities	—	—	1,002	33	1,002	33
U.S. state and municipal securities	—	—	579	55	579	55
Non-agency commercial mortgage-backed securities	—	—	109	14	109	14
Other	—	—	19	3	19	3
Total (2)	$30	$—	$105,495	$8,710	$105,525	$8,710
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $47 million and
$19 million at March 31, 2024, and December 31, 2023, respectively.
At March 31, 2024, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2023 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the three months ended March 31, 2024 and the year ended December 31, 2023. None of the Company’s AFS securities held as of March 31, 2024 and December 31, 2023 had an allowance for credit losses. All HTM securities as of March 31, 2024 and December 31, 2023 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $531 million and $565 million of accrued interest for AFS and HTM securities as of March 31, 2024 and December 31, 2023, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the three months ended March 31, 2024, or for the year ended December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at March 31, 2024:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.4
AFS and HTM investment securities portfolio	3.9
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	2.1
AFS and HTM investment securities portfolio	3.8
(1) See Note 11 for additional discussion on the Company’s derivatives.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM investment securities are as follows:

March 31, 2024	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,263	$10,067	$10,252	$38,589	$60,171
U.S. Treasury securities	9,982	10,211	—	—	20,193
Corporate debt securities	4,406	5,514	1,448	—	11,368
Asset-backed securities	10	2,444	1,229	4,164	7,847
Foreign government agency securities	492	311	—	—	803
U.S. state and municipal securities	—	97	386	92	575
Non-agency commercial mortgage-backed securities	—	—	—	110	110
Other	—	—	—	19	19
Total fair value	$16,153	$28,644	$13,315	$42,974	$101,086
Total amortized cost (1)	$16,423	$30,576	$14,883	$47,792	$109,674
Held to maturity securities
U.S. agency mortgage-backed securities	$1,076	$8,012	$36,508	$96,744	$142,340
Total fair value	$1,076	$8,012	$36,508	$96,744	$142,340
Total amortized cost	$1,099	$8,522	$39,472	$107,278	$156,371
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $47 million at March 31, 2024.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended March 31,

	2024	2023
Proceeds	$1,189	$1,051
Gross realized gains	—	—
Gross realized losses	10	9

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

March 31, 2024	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$26,157	$29	$4	$11	$44	$26,201	$27	$26,174
HELOCs (1,2)	450	1	—	4	5	455	1	454
Total residential real estate	26,607	30	4	15	49	26,656	28	26,628
Pledged asset lines	13,833	4	4	—	8	13,841	—	13,841
Other	318	—	—	—	—	318	4	314
Total bank loans	$40,758	$34	$8	$15	$57	$40,815	$32	$40,783

December 31, 2023
Residential real estate:
First Mortgages (1,2)	$26,111	$33	$2	$7	$42	$26,153	$32	$26,121
HELOCs (1,2)	473	1	1	4	6	479	2	477
Total residential real estate	26,584	34	3	11	48	26,632	34	26,598
Pledged asset lines	13,533	11	—	4	15	13,548	—	13,548
Other	297	—	—	—	—	297	4	293
Total bank loans	$40,414	$45	$3	$15	$63	$40,477	$38	$40,439
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $101 million and $100 million at March 31, 2024 and December 31, 2023, respectively.
(2) At March 31, 2024 and December 31, 2023, 42% and 43%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2024 or December 31, 2023.

At March 31, 2024, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

Changes in the allowance for credit losses on bank loans were as follows:

Three Months Ended
March 31, 2024	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(5)	(1)	(6)	—	—	(6)
Balance at end of period	$27	$1	$28	$—	$4	$32

March 31, 2023
Balance at beginning of period	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at end of period	$67	$4	$71	$—	$3	$74

Consistent with Schwab’s loan charge-off policy for pledged asset lines (PALs) as disclosed in Item 8 – Note 2 of the 2023 Form 10-K, the Company charges off any unsecured balances no later than 90-days past due. As of March 31, 2024, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of March 31, 2024 and December 31, 2023 and no allowance for credit losses for PALs as of those dates was required.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The U.S. economy continued to be challenged by elevated inflation, tight monetary policy, and geopolitical unrest. However, amid sustained economic growth, supply and demand moved to a more balanced state. While the Federal Reserve held the policy rate steady during the first quarter of the year, management’s macroeconomic outlook reflects a near term continuation of elevated interest rates, with only a slight increase in unemployment and modest home price appreciation. Though higher mortgage rates are softening demand and reducing borrower affordability, we expect constrained housing supply will keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain very strong and have improved in recent quarters. As a result of these factors, we decreased projected loss rates at March 31, 2024, as compared to December 31, 2023.

Bank loan-related nonperforming assets consisted of nonaccrual loans of $15 million at both March 31, 2024 and
December 31, 2023. Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02, “Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	pre-2020	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$3	$—	$1	$1	$5	$—	$—	$—
620 – 679	5	5	26	30	19	15	100	—	2	2
680 – 739	67	280	773	1,147	390	278	2,935	49	35	84
≥740	559	2,205	5,185	10,304	3,505	1,403	23,161	250	119	369
Total	$631	$2,490	$5,987	$11,481	$3,915	$1,697	$26,201	$299	$156	$455
Origination LTV
≤70%	$453	$1,673	$4,434	$9,954	$3,257	$1,314	$21,085	$271	$109	$380
>70% – ≤90%	178	817	1,553	1,527	658	381	5,114	28	46	74
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$631	$2,490	$5,987	$11,481	$3,915	$1,697	$26,201	$299	$156	$455
Updated FICO
<620	$—	$10	$15	$15	$16	$17	$73	$2	$6	$8
620 – 679	8	37	83	106	34	47	315	7	9	16
680 – 739	61	227	533	922	299	160	2,202	45	24	69
≥740	562	2,216	5,356	10,438	3,566	1,473	23,611	245	117	362
Total	$631	$2,490	$5,987	$11,481	$3,915	$1,697	$26,201	$299	$156	$455
Estimated Current LTV (1)
≤70%	$457	$1,732	$4,838	$11,239	$3,894	$1,691	$23,851	$296	$155	$451
>70% – ≤90%	174	758	1,124	240	20	6	2,322	3	1	4
>90% – ≤100%	—	—	20	2	1	—	23	—	—	—
>100%	—	—	5	—	—	—	5	—	—	—
Total	$631	$2,490	$5,987	$11,481	$3,915	$1,697	$26,201	$299	$156	$455
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.01%	0.02%	0.01%	0.01%	0.39%	0.04%	0.13%	2.36%	0.88%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	pre-2020	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$2	$1	$1	$1	$5	$—	$—	$—
620 – 679	4	27	30	20	15	96	—	1	1
680 – 739	299	782	1,160	395	294	2,930	50	38	88
≥740	2,391	5,258	10,439	3,558	1,476	23,122	261	129	390
Total	$2,694	$6,069	$11,630	$3,974	$1,786	$26,153	$311	$168	$479
Origination LTV
≤70%	$1,818	$4,492	$10,078	$3,306	$1,382	$21,076	$279	$117	$396
>70% – ≤90%	876	1,577	1,552	668	402	5,075	32	50	82
>90% – ≤100%	—	—	—	—	2	2	—	1	1
Total	$2,694	$6,069	$11,630	$3,974	$1,786	$26,153	$311	$168	$479
Updated FICO
<620	$4	$15	$19	$8	$17	$63	$2	$5	$7
620 – 679	46	77	87	38	50	298	6	10	16
680 – 739	265	575	984	316	169	2,309	48	26	74
≥740	2,379	5,402	10,540	3,612	1,550	23,483	255	127	382
Total	$2,694	$6,069	$11,630	$3,974	$1,786	$26,153	$311	$168	$479
Estimated Current LTV (1)
≤70%	$1,853	$4,855	$11,341	$3,960	$1,781	$23,790	$308	$167	$475
>70% – ≤90%	841	1,185	289	14	5	2,334	3	1	4
>90% – ≤100%	—	28	—	—	—	28	—	—	—
>100%	—	1	—	—	—	1	—	—	—
Total	$2,694	$6,069	$11,630	$3,974	$1,786	$26,153	$311	$168	$479
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.02%	0.01%	0.01%	0.19%	0.03%	0.07%	2.40%	0.84%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

At March 31, 2024, First Mortgage loans of $21.6 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 27% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 84% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At March 31, 2024 and December 31, 2023, Schwab had $161 million and $157 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2024	Balance
Converted to an amortizing loan by period end (1)	$156
Within 1 year	17
> 1 year – 3 years	38
> 3 years – 5 years	44
> 5 years	200
Total	$455
(1) Includes $3 million of HELOCs converted to amortizing loans during the three months ended March 31, 2024.

At March 31, 2024, $360 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2024, the borrowers on approximately 59% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of March 31, 2024 and December 31, 2023, substantially all of Schwab’s involvement with variable interest entities (VIEs) was through CSB’s CRA-related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the first quarters of 2024 and 2023, CSB recorded amortization of $42 million and $41 million, respectively, and recognized tax credits and other tax benefits of $53 million and $54 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2024			December 31, 2023
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,467	$791	$1,467	$1,407	$759	$1,407
Other investments (2)	183	—	230	179	—	231
Total	$1,650	$791	$1,697	$1,586	$759	$1,638
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2024 and 2027. During the three months ended March 31, 2024 and year ended December 31, 2023, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2024	December 31, 2023
Interest-bearing deposits:
Deposits swept from brokerage accounts	$208,903	$220,274
Time certificates of deposit (1)	39,128	48,297
Checking	15,642	15,691
Savings and other	4,268	4,461
Total interest-bearing deposits	267,941	288,723
Non-interest-bearing deposits	1,519	1,230
Total bank deposits	$269,460	$289,953
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at March 31, 2024 and December 31, 2023 were 5.22% and 5.15%, respectively. As of March 31, 2024 and December 31, 2023, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Annual maturities on time certificates of deposit outstanding at March 31, 2024 are as follows:

Balance
2024	$32,584
2025	6,544
Total	$39,128

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

Ameritrade Holding Senior Notes

Ameritrade Holding’s Senior Notes are unsecured obligations. Ameritrade Holding may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of March 31, 2024 and December 31, 2023:

	Date of Issuance	Principal Amount Outstanding
		March 31, 2024	December 31, 2023
CSC Fixed-rate Senior Notes:
3.550% due February 1, 2024	10/31/18	$—	$500
0.750% due March 18, 2024	03/18/21	—	1,500
3.750% due April 1, 2024	09/24/21	350	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	—	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	1,200
6.196% due November 17, 2029 (2)	11/17/23	1,300	1,300
5.853% due May 19, 2034 (3)	05/19/23	1,300	1,300
6.136% due August 24, 2034 (4)	08/24/23	1,350	1,350
Total CSC Senior Notes		22,612	25,862
Ameritrade Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	50	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding Senior Notes		213	213
Finance lease liabilities		75	85
Unamortized premium — net		77	87
Debt issuance costs		(112)	(119)
Total long-term debt		$22,865	$26,128
(1) The May 2029 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 5.643%, payable semi-annually, until the interest reset date on May 19, 2028. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 2.210%, payable quarterly.
(2) The November 2029 fixed-to-floating rate Senior Notes bear interest at a fixed rate of 6.196%, payable semi-annually, until the interest reset date on November 17, 2028. On and after this date, these notes will bear interest at an annual floating rate of SOFR plus 1.878%, payable quarterly.
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at March 31, 2024 are as follows:

Maturities
2024	$426
2025	2,249
2026	4,112
2027	3,463
2028	1,950
Thereafter	10,700
Total maturities	22,900
Unamortized premium — net	77
Debt issuance costs	(112)
Total long-term debt	$22,865

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $24.0 billion and $26.4 billion outstanding under these facilities as of March 31, 2024 and December 31, 2023, respectively, and these borrowings had a weighted-average interest rate of 5.33% and 5.34%, respectively. As of March 31, 2024 and December 31, 2023, the collateral pledged provided additional borrowing capacity of $63.4 billion and $63.1 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at March 31, 2024 and December 31, 2023 were $8.4 billion and $6.6 billion, respectively, and had a weighted-average interest rate of 5.48% and 5.57%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $7.7 billion and $4.9 billion outstanding pursuant to such repurchase agreements at March 31, 2024 and December 31, 2023, respectively. Repurchase agreements outstanding at March 31, 2024 mature between April 2024 and December 2024.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of March 31, 2024 and December 31, 2023, our collateral pledged provided total borrowing capacity of $32.9 billion and $6.2 billion, respectively, of which no amounts were outstanding at the end of either period. During the first quarter of 2024 and the year ended December 31, 2023, our banking subsidiaries had access to funding through the Federal Reserve Bank Term Funding Program. This program offered loans through March 11, 2024 of up to one year in length, and amounts available were dependent upon the par value of certain investment securities pledged as collateral. This facility was not used during the first quarter of 2024. As of December 31, 2023, our collateral pledged provided total borrowing capacity of $39.2 billion. There were no borrowings outstanding at December 31, 2023.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There were no amounts outstanding at March 31, 2024 or December 31, 2023. Beginning in the first quarter of 2024, CSC has access to an unsecured, committed revolving line of credit with various external banks with a total borrowing capacity of $2.1 billion. There were no amounts outstanding as of March 31, 2024. CSC and CS&Co also have access to uncommitted lines of credit with external banks with total borrowing capacity of $1.6 billion; no amounts were outstanding as of March 31, 2024 or December 31, 2023.

CS&Co maintains secured, uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there were no borrowings at March 31, 2024 and $950 million outstanding as of December 31, 2023. TDAC also maintains secured uncommitted lines of credit, under which TDAC borrows on either a demand or short-term basis and pledges client margin securities as collateral. There was $700 million outstanding at March 31, 2024 and December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on FHLB borrowings and other short-term borrowings outstanding at March 31, 2024 are as follows:

	2024	2025	Total
FHLB borrowings	$22,000	$2,000	$24,000
Other short-term borrowings	8,405	—	8,405
Total	$30,405	$2,000	$32,405

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $680 million and $723 million during the first quarters of 2024 and 2023, respectively. CSB purchased HELOCs with commitments of $36 million and $43 million during the first quarters of 2024 and 2023, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	March 31, 2024	December 31, 2023
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$2,567	$2,996
Commitments to purchase First Mortgage loans	443	351
Total	$3,010	$3,347

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

IDA agreement: On May 4, 2023, the Company executed the 2023 IDA agreement with the TD Depository Institutions that replaced and superseded the previous agreement dated November 24, 2019, as amended. The 2023 IDA agreement specifies responsibilities, including certain contingent obligations, of the Company going forward. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement. During the first three months of 2024, Schwab did not move IDA balances to its balance sheet.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Designation of deposit balances for investment in fixed- or floating-rate instruments under the 2023 IDA agreement is at Schwab’s sole discretion with certain limitations on the amount of fixed-rate obligation amounts. If IDA balances decline below the required IDA balance minimum as described above, Schwab would be required to make a nonperformance payment to the TD Depository Institutions pursuant to the terms of the 2023 IDA agreement.

Pursuant to the 2023 IDA agreement, in 2023, Schwab opted to buy down $5.0 billion of fixed-rate obligation amounts, incurring market-based fees of $249 million, which were capitalized as contract assets and included in other assets on the condensed consolidated balance sheet. For additional information on these contract assets, see Note 3.

As of March 31, 2024, the total ending IDA balance was $90.3 billion, of which $79.2 billion was fixed-rate obligation amounts and $11.1 billion was floating-rate obligation amounts. As of December 31, 2023, the total ending IDA balance was $97.5 billion, of which $83.7 billion was fixed-rate obligation amounts and $13.8 billion was floating-rate obligation amounts.

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

Corrente Antitrust Litigation: On June 6, 2022, CSC was sued in the U.S. District Court for the Eastern District of Texas on behalf of a putative class of customers who purchased or sold securities through CS&Co or TD Ameritrade, Inc. from October 26, 2020 to the present. The lawsuit alleges that CSC’s acquisition of Ameritrade violated Section 7 of the Clayton Act because it has resulted in an anticompetitive market for the execution of retail customer orders. Plaintiffs seek unspecified damages, as well as injunctive and other relief. A motion by the Company to dismiss the lawsuit was denied by the court on February 24, 2023, and discovery is proceeding.

Ford Order Routing Litigation: On September 15, 2014, Ameritrade Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiff seeks unspecified damages and injunctive and other relief. On September 14, 2018, the District Court granted plaintiff’s motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff renewed his motion for class certification, which the District Court granted on September 20, 2022. Defendants are appealing the District Court’s ruling before the U.S. Court of Appeals, 8th Circuit.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Exit and Other Related Liabilities

Integration of Ameritrade

The Company completed its acquisition of Ameritrade effective October 6, 2020 and integration work continued during the first three months of 2024. The Company expects to complete the remaining client transitions from Ameritrade to Schwab in a final transition group in May of 2024.

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

Our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change based on certain factors, including the duration and complexity of the remaining integration process and the continued uncertainty of the economic environment. More specifically, factors that could cause variability in our expected acquisition and integration-related costs as we prepare for the last transition group and remaining integration work include the level of employee attrition, the complexity to wind-down the operations of the Ameritrade broker-dealers and related technology, and real estate-related exit cost variability.

Inclusive of costs recognized through March 31, 2024, Schwab currently expects to incur total exit and other related costs for the integration of Ameritrade ranging from $500 million to $600 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During the three months ended March 31, 2024 and 2023, the Company recognized $3 million and $10 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 9 months, with some costs expected to be incurred after client transition to decommission duplicative platforms and complete integration work. In addition to ASC 420 Exit or Disposal Cost Obligations (ASC 420), certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment (ASC 360), ASC 712 Compensation — Nonretirement Post Employment Benefits (ASC 712), ASC 718 Compensation — Stock Compensation (ASC 718), and ASC 842 Leases (ASC 842).

The following is a summary of the Ameritrade integration activity in the Company’s exit and other related liabilities as of March 31, 2024 and activity for the three months ended March 31, 2024:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2023 (1)	$42	$12	$54
Costs paid or otherwise settled	(9)	(2)	(11)
Balance at March 31, 2024 (1)	$33	$10	$43
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

The following table summarizes the Ameritrade integration exit and other related costs recognized in expense for the three months ended March 31, 2024:

	Investor Services			Advisor Services
Three Months Ended March 31,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Occupancy and equipment	$—	$1	$1	$—	$—	$—	$1
Other	—	2	2	—	—	—	2
Total	$—	$3	$3	$—	$—	$—	$3
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets, relate to the impact of abandoning leased properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets are included in occupancy and equipment on the condensed consolidated statements of income.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the Ameritrade integration exit and other related costs recognized in expense for the three months ended March 31, 2023:

	Investor Services			Advisor Services
Three Months Ended March 31,	Employee Compensation and Benefits	Facility Exit Costs	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs	Advisor Services Total	Total
Compensation and benefits	$8	$—	$8	$2	$—	$2	$10
Total	$8	$—	$8	$2	$—	$2	$10

The following table summarizes the Ameritrade integration exit and other related costs incurred from October 6, 2020 through March 31, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$243	$—	$243	$65	$—	$65	$308
Occupancy and equipment	—	41	41	—	9	9	50
Depreciation and amortization	—	2	2	—	1	1	3
Professional services	—	1	1	—	—	—	1
Other	—	22	22	—	7	7	29
Total	$243	$66	$309	$65	$17	$82	$391
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets are included in occupancy and equipment on the condensed consolidated statements of income.

Other

With significant progress made in the integration of Ameritrade, the Company took incremental actions in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. In order to achieve anticipated cost savings through these actions, the Company expects to incur exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million inclusive of costs recognized through March 31, 2024 as described below. The Company anticipates the remaining costs, primarily related to real estate, will be incurred during 2024. In addition to ASC 420, certain of the costs associated with these activities are accounted for in accordance with ASC 360, ASC 712, ASC 718, and ASC 842.

The following is a summary of the restructuring activity in the Company’s exit and other related liabilities as of March 31, 2024 and activity for the three months ended March 31, 2024:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2023 (1)	$171	$63	$234
Amounts recognized in expense (2)	(23)	(8)	(31)
Costs paid or otherwise settled	(146)	(54)	(200)
Balance at March 31, 2024 (1)	$2	$1	$3
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits are included in compensation and benefits on the condensed consolidated statements of income. The three months ended March 31, 2024 includes a reduction of the liability resulting from changes in estimates of $25 million and $8 million in Investor Services and Advisor Services, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the restructuring exit and other related costs (benefits) recognized in expense for the three months ended March 31, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$(23)	$—	$(23)	$(8)	$—	$(8)	$(31)
Occupancy and equipment	—	1	1	—	1	1	2
Other	—	1	1	—	—	—	1
Total	$(23)	$2	$(21)	$(8)	$1	$(7)	$(28)
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased properties.

The following table summarizes the restructuring exit and other related costs incurred from July 1, 2023 through March 31, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$191	$—	$191	$70	$—	$70	$261
Occupancy and equipment	—	14	14	—	5	5	19
Professional services	—	4	4	—	1	1	5
Other	—	135	135	—	47	47	182
Total	$191	$153	$344	$70	$53	$123	$467
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of ROU assets and impairment of fixed assets, relate to the impact of abandoning leased and other properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets are included in occupancy and equipment on the condensed consolidated statements of income.

11.    Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

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

For a description of how the Company accounts for derivative instruments, see Item 8 – Note 2 in the 2023 Form 10-K. For additional information on the basis of presentation for derivative instruments on the Company’s condensed consolidated balance sheets and related offsetting considerations, see Note 12. Cash flows associated with derivative instruments are reflected as cash flows from operating activities in the condensed consolidated statements of cash flows consistent with the treatment and nature of the items being hedged.

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $8.9 billion at March 31, 2024 and December 31, 2023 that were designated as fair value hedges of interest rate risk.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$1	$—	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative assets and liabilities as of December 31, 2023 were less than $500 thousand.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of March 31, 2024, there was a $241 million reduction of derivative assets related to variation margin settlements. As of December 31, 2023, there was an $87 million reduction of derivative assets and a $2 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts were recorded in AFS securities on the condensed consolidated balance sheets related to fair value hedges:

	March 31, 2024	December 31, 2023
Amortized cost of hedged AFS securities (1,2)	$8,747	$8,765
Cumulative fair value hedging adjustment included in the amortized cost of hedged AFS securities (1,2)	(242)	(85)
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.1 billion, of which $1.6 billion was designated in a portfolio layer hedging relationship. The cumulative basis adjustments associated with these hedging relationships were a reduction of the amortized cost basis of the closed portfolios of $47 million and $19 million, respectively, at March 31, 2024 and December 31, 2023.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of less than $500 thousand, which is recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Three Months Ended March 31,
	2024	2023
Gain (loss) on fair value hedging relationships recognized in interest revenue:
Hedged items	$(157)	$4
Derivatives designated as hedging instruments (1)	157	(4)
(1) Excludes net income from periodic interest accruals and receipts of $3 million for the three months ended March 31, 2024.

12.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Interest rate swaps: Schwab uses interest rate swaps to manage certain interest rate risk exposures. Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Schwab pledges investment securities as collateral in order to meet the CCP’s initial margin requirements. Initial margin is posted through FCMs which serve as the intermediary between CCPs and Schwab. Our interest rate swaps are subject to enforceable master netting arrangements allowing a right of setoff within each FCM-CCP relationship; however, we do not net these positions. Therefore, interest rate swaps are presented gross in the condensed consolidated balance sheets. See Note 11 for additional information on the Company’s interest rate swaps.

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of March 31, 2024 and December 31, 2023 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $1.8 billion and $1.5 billion at March 31, 2024 and December 31, 2023, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
March 31, 2024
Assets
Resale agreements (1)	$9,384	$—	$9,384	$—	$(9,384)	(2)	$—
Securities borrowed (3)	1,870	—	1,870	(1,704)	(164)		2
Interest rate swaps (4)	1	—	1	—	—	(5)	1
Total	$11,255	$—	$11,255	$(1,704)	$(9,548)		$3
Liabilities
Repurchase agreements (6)	$7,705	$—	$7,705	$—	$(7,705)		$—
Securities loaned (7)	5,776	—	5,776	(1,704)	(3,613)		459
Secured short-term borrowings (8)	700	—	700	—	(700)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$14,181	$—	$14,181	$(1,704)	$(12,018)		$459

December 31, 2023
Assets
Resale agreements (1)	$8,844	$—	$8,844	$—	$(8,844)	(2)	$—
Securities borrowed (3)	1,563	—	1,563	(1,307)	(253)		3
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,407	$—	$10,407	$(1,307)	$(9,097)		$3
Liabilities
Repurchase agreements (6)	$4,903	$—	$4,903	$—	$(4,903)		$—
Securities loaned (7)	5,397	—	5,397	(1,307)	(3,619)		471
Secured short-term borrowings (8)	1,650	—	1,650	—	(1,650)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$11,950	$—	$11,950	$(1,307)	$(10,172)		$471
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At March 31, 2024 and December 31, 2023, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.6 billion and $9.0 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative assets and liabilities as of December 31, 2023 were less than $500 thousand.
(5) At March 31, 2024 and December 31, 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $191 million and $195 million, respectively. See Notes 4 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At March 31, 2024 and December 31, 2023, the fair value of collateral pledged in connection with repurchase agreements was $8.3 billion and $5.3 billion, respectively. See Note 8 for additional information.
(7) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2024 and December 31, 2023.
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

	March 31, 2024	December 31, 2023
Fair value of client securities available to be pledged	$94,483	$86,911
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$16,803	$13,355
Fulfillment of client short sales	5,987	7,009
Securities lending to other broker-dealers	5,029	4,688
Collateral for secured short-term borrowings	934	1,991
Total collateral pledged to third parties	$28,753	$27,043
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $229 million and $179 million at March 31, 2024 and December 31, 2023, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2023 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2024 or December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

March 31, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$12,807	$—	$—	$12,807
Total cash equivalents	12,807	—	—	12,807
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	13,780	—	13,780
Total investments segregated and on deposit for regulatory purposes	—	13,780	—	13,780
Available for sale securities:
U.S. agency mortgage-backed securities	—	60,171	—	60,171
U.S. Treasury securities	—	20,193	—	20,193
Corporate debt securities	—	11,368	—	11,368
Asset-backed securities	—	7,847	—	7,847
Foreign government agency securities	—	803	—	803
U.S. state and municipal securities	—	575	—	575
Non-agency commercial mortgage-backed securities	—	110	—	110
Other	—	19	—	19
Total available for sale securities	—	101,086	—	101,086
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,165	63	—	1,228
Mutual funds and ETFs	865	—	—	865
State and municipal debt obligations	—	31	—	31
U.S. Government securities	—	2	—	2
Total other securities owned	2,030	96	—	2,126
Interest rate swaps	—	1	—	1
Total other assets	2,030	97	—	2,127
Total assets	$14,837	$114,963	$—	$129,800
Accrued expenses and other liabilities:
Other	$1,860	$34	$—	$1,894
Total accrued expenses and other liabilities	1,860	34	—	1,894
Total liabilities	$1,860	$34	$—	$1,894

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

March 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$18,945	$18,945	$—	$—	$18,945
Cash and investments segregated and on deposit for regulatory purposes	12,080	2,735	9,345	—	12,080
Receivables from brokerage clients — net	71,118	—	71,118	—	71,118
Held to maturity securities:
U.S. agency mortgage-backed securities	156,371	—	142,340	—	142,340
Total held to maturity securities	156,371	—	142,340	—	142,340
Bank loans — net:
First Mortgages	26,174	—	23,198	—	23,198
HELOCs	454	—	484	—	484
Pledged asset lines	13,841	—	13,841	—	13,841
Other	314	—	314	—	314
Total bank loans — net	40,783	—	37,837	—	37,837
Other assets	5,706	—	5,706	—	5,706
Liabilities
Bank deposits	$269,460	$—	$269,460	$—	$269,460
Payables to brokerage clients	84,005	—	84,005	—	84,005
Accrued expenses and other liabilities	7,750	—	7,750	—	7,750
Other short-term borrowings	8,405	—	8,405	—	8,405
Federal Home Loan Bank borrowings	24,000	—	24,000	—	24,000
Long-term debt	22,790	—	21,727	—	21,727

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$28,764	$28,764	$—	$—	$28,764
Cash and investments segregated and on deposit for regulatory purposes	11,438	2,628	8,810	—	11,438
Receivables from brokerage clients — net	68,629	—	68,629	—	68,629
Held to maturity securities:
U.S. agency mortgage-backed securities	159,452	—	147,091	—	147,091
Total held to maturity securities	159,452	—	147,091	—	147,091
Bank loans — net:
First Mortgages	26,121	—	23,226	—	23,226
HELOCs	477	—	508	—	508
Pledged asset lines	13,548	—	13,548	—	13,548
Other	293	—	293	—	293
Total bank loans — net	40,439	—	37,575	—	37,575
Other assets	4,960	—	4,960	—	4,960
Liabilities
Bank deposits	$289,953	$—	$289,953	$—	$289,953
Payables to brokerage clients	84,786	—	84,786	—	84,786
Accrued expenses and other liabilities	7,609	—	7,609	—	7,609
Other short-term borrowings	6,553	—	6,553	—	6,553
Federal Home Loan Bank borrowings	26,400	—	26,400	—	26,400
Long-term debt	26,043	—	25,000	—	25,000

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three months ended March 31, 2024. CSC repurchased 37 million shares of its common stock for $2.8 billion during the three months ended March 31, 2023. As of March 31, 2024, approximately $8.7 billion remained on the authorization.

There were no repurchases of CSC’s preferred stock during the three months ended March 31, 2024. The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the three months ended March 31, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2024	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	March 31, 2024 (1)	December 31, 2023 (1)		March 31, 2024	December 31, 2023	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR(4)	2.575%
Series G (2)	24,580	24,580	100,000	2,428	2,428	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,785	1,429,785		$9,191	$9,191
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended March 31,
	2024		2023
	Total Declared	Per Share Amount	Total Declared (1)	Per Share Amount
Series D (2)	$11.2	$14.88	$11.2	$14.88
Series F (3)	—	—	—	—
Series G (2)	33.0	1,343.75	33.2	1,343.75
Series H (2)	22.3	1,000.00	23.7	1,000.00
Series I (2)	20.6	1,000.00	21.3	1,000.00
Series J (2)	6.7	11.13	6.7	11.13
Series K (2)	9.3	1,250.00	9.3	1,250.00
Total	$103.1		$105.4
(1) Excludes $3 million of dividends declared on Series G, H and I, and accrued by stockholders as of the repurchase date. Such dividends were part of the consideration paid upon repurchase of the depositary shares during the three months ended March 31, 2023.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.

15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $421	1,428
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	7
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $107	502
Other, net of tax expense (benefit) of $(2)	(6)
Balance at March 31, 2023	$(20,690)

Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $26	113
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $122	442
Other (1)	(8)
Balance at March 31, 2024	$(17,576)
(1) Tax expense (benefit) was less than $500 thousand.

In 2022, the Company transferred a portion of its AFS securities to the HTM category. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to net income. As of March 31, 2024, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $11.0 billion net of tax effect ($14.5 billion pre-tax).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share

The Company has voting and nonvoting common stock outstanding. As the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock. For further details surrounding the EPS computation, see Item 8 – Note 25 in the 2023 Form 10-K.

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended March 31,
	2024		2023
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,324	$38	$1,559	$44
Preferred stock dividends and other (1)	(108)	(3)	(68)	(2)
Net income available to common stockholders	$1,216	$35	$1,491	$42
Denominator
Weighted-average common shares outstanding — basic	1,774	51	1,783	51
Basic earnings per share	$.69	$.69	$.84	$.84
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,216	$35	$1,491	$42
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	35	—	42	—
Allocation of net income available to common stockholders:	$1,251	$35	$1,533	$42
Denominator
Weighted-average common shares outstanding — basic	1,774	51	1,783	51
Conversion of nonvoting shares to voting shares	51	—	51	—
Common stock equivalent shares related to stock incentive plans	6	—	8	—
Weighted-average common shares outstanding — diluted (2)	1,831	51	1,842	51
Diluted earnings per share	$.68	$.68	$.83	$.83
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 18 million and 16 million for the three months ended March 31, 2024 and 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At March 31, 2024, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$32,407	26.7%	N/A		$5,460	4.5%
Tier 1 Risk-Based Capital	41,598	34.3%	N/A		7,280	6.0%
Total Risk-Based Capital	41,635	34.3%	N/A		9,706	8.0%
Tier 1 Leverage	41,598	8.8%	N/A		18,845	4.0%
Supplementary Leverage Ratio	41,598	8.8%	N/A		14,231	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,944	39.3%	$5,282	6.5%	$3,657	4.5%
Tier 1 Risk-Based Capital	31,944	39.3%	6,501	8.0%	4,876	6.0%
Total Risk-Based Capital	31,977	39.4%	8,126	10.0%	6,501	8.0%
Tier 1 Leverage	31,944	10.4%	15,343	5.0%	12,275	4.0%
Supplementary Leverage Ratio	31,944	10.3%	N/A		9,270	3.0%

December 31, 2023
CSC
Common Equity Tier 1 Risk-Based Capital	$31,411	24.5%	N/A		$5,770	4.5%
Tier 1 Risk-Based Capital	40,602	31.7%	N/A		7,694	6.0%
Total Risk-Based Capital	40,645	31.7%	N/A		10,258	8.0%
Tier 1 Leverage	40,602	8.5%	N/A		19,043	4.0%
Supplementary Leverage Ratio	40,602	8.5%	N/A		14,379	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,777	37.9%	$5,448	6.5%	$3,771	4.5%
Tier 1 Risk-Based Capital	31,777	37.9%	6,705	8.0%	5,029	6.0%
Total Risk-Based Capital	31,816	38.0%	8,381	10.0%	6,705	8.0%
Tier 1 Leverage	31,777	10.1%	15,793	5.0%	12,634	4.0%
Supplementary Leverage Ratio	31,777	10.0%	N/A		9,540	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of March 31, 2024, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2024, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2024, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2024 that management believes have changed CSB’s capital category.

At March 31, 2024, the balance sheets of Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank) consisted primarily of investment securities, and the entities held total assets of $26.0 billion and $10.2 billion, respectively. Based on their regulatory capital ratios, at March 31, 2024, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	March 31, 2024	December 31, 2023
CS&Co
Net capital	$6,227	$5,629
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	1,146	1,069
Net capital in excess of required net capital	$5,081	$4,560
TDAC
Net capital	$3,144	$3,634
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	506	440
Net capital in excess of required net capital	$2,638	$3,194
TD Ameritrade, Inc.
Net capital	$566	$444
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$566	$444

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at March 31, 2024. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023
Net Revenues
Net interest revenue	$1,742	$2,033	$491	$737	$2,233	$2,770
Asset management and administration fees	947	805	401	313	1,348	1,118
Trading revenue	713	775	104	117	817	892
Bank deposit account fees	135	99	48	52	183	151
Other	135	151	24	34	159	185
Total net revenues	3,672	3,863	1,068	1,253	4,740	5,116
Expenses Excluding Interest	2,265	2,233	677	773	2,942	3,006
Income before taxes on income	$1,407	$1,630	$391	$480	$1,798	$2,110

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first three months of 2024, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2023 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 27, 2022, CSC publicly announced that its Board of Directors terminated its prior repurchase authorization and replaced it with an authorization to repurchase up to $15.0 billion of common stock. The authorization does not have an expiration date. See also Part I – Item 1 – Note 14.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2024 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	75	$67.06	N/A	N/A
February:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	6	$62.70	N/A	N/A
March:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	1,164	$66.36	N/A	N/A
Total:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	1,245	$66.38	N/A	N/A
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended March 31, 2024, certain of our directors and officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold (3)	Latest Expiration (4)
Bernard J. Clark, Managing Director and Head of Advisor Services	Adoption	2/27/2024	x	—		3/17/2025
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Securities to be sold under the plan represent the aggregate of (i) up to 81,085 shares of our common stock to be acquired upon the exercise of stock options; (ii) up to 48,761 shares of our common stock issued upon the settlement of performance-based restricted stock units (PBRSUs) that vested on March 1, 2024; and (iii) the net after-tax number of shares of our common stock to be issued upon settlement of PBRSUs vesting on March 1, 2025, which is based on the achievement of pre-established performance goals and is not yet determinable. The actual number of shares that will be issued to the officer in connection with the unvested PBRSUs and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such PBRSUs.
(4) The plan expires at the close of trading on the date presented or at such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 9, 2024	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer