Form 10-Q
period 2024-06-30
SCHWAB CHARLES CORP
filed 2024-08-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
1,778,444,948 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock outstanding on July 31, 2024

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

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

In May 2024, the Company completed the final client account conversions to CS&Co from the Ameritrade broker-dealers, TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. (TDAC). Accordingly, these entities are no longer principal business subsidiaries. See Overview – Integration of Ameritrade for additional information regarding the integration.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $70 trillion, which means the Company’s $9.41 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (2023 Form 10-K).

On our website, https://www.aboutschwab.com, we post the following filings after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC or Commission): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a)

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

or 15(d) of the Securities Exchange Act of 1934. In addition, we post to the website the Dodd-Frank stress test results, our regulatory capital disclosures based on Basel III, our average liquidity coverage ratio (LCR), and our average net stable funding ratio (NSFR). The SEC maintains a website at https://www.sec.gov that contains reports, proxy statements, and other information that we file electronically with the Commission.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “prioritize,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “maintain,” “continue,” “seek,” and other similar expressions. In addition, any statements that refer to expectations, strategy, objectives, projections, or other characterizations of future events or circumstances are forward-looking statements.

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
•Integration of Ameritrade, expected levels of attrition, and expense and revenue synergies (see Overview in Part I – Item 2, and Exit and Other Related Liabilities in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);
•Exit and related costs associated with our actions to streamline operations (see Overview and Results of Operations in Part I – Item 2, and Exit and Other Related Liabilities in Item 1 – Note 10);
•Capital expenditures and expense management (see Results of Operations in Part I – Item 2);
•Net interest revenue; the adjustment of rates paid on client-related liabilities (see Results of Operations in Part I – Item 2);
•Supplemental funding and expectations for repayment of outstanding balances (see Results of Operations in Part I – Item 2, and Liquidity Risk in Part I – Item 2);
•Management of interest rate risk; the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity, and liability and asset duration (see Risk Management in Part I – Item 2);
•Sources and uses of liquidity (see Liquidity Risk in Part I – Item 2);
•Capital management; potential migration of insured deposit account balances (IDA balances) to our balance sheet; capital accretion; expectations about capital requirements, including accumulated other comprehensive income (AOCI); long-term operating objective; and uses of capital and return of excess capital to stockholders (see Capital Management in Part I – Item 2 and Commitments and Contingencies in Item 1 – Note 9);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments in Part I – Item 2);
•The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Item 1 – Note 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Item 1 – Note 9); and
•The outcome and impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 9, and Legal Proceedings in Part II – Item 1).

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
•Our ability to successfully implement integration plans relating to Ameritrade;
•The risk that client transitions may result in a negative client experience, expected expense and revenue synergies and other benefits from the Ameritrade acquisition may not be fully realized or may take longer to realize, and integration expense may be higher than expected;
•Increased compensation and other costs;
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
•Regulatory and legislative developments;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarter and first six months of 2024 and 2023 are as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Client Metrics
Net new client assets (in billions) (1)	$74.2	$72.0	3%	$162.4	$222.7	(27)%
Core net new client assets (in billions)	$61.2	$52.2	17%	$156.8	$183.9	(15)%
Client assets (in billions, at quarter end)	$9,407.5	$8,015.8	17%
Average client assets (in billions)	$9,134.1	$7,698.3	19%	$8,946.1	$7,541.8	19%
New brokerage accounts (in thousands)	985	960	3%	2,079	2,002	4%
Active brokerage accounts (in thousands, at quarter end)	35,612	34,382	4%
Assets receiving ongoing advisory services (in billions, at quarter end)	$4,722.9	$4,075.3	16%
Client cash as a percentage of client assets (at quarter end) (2)	9.7%	10.5%
Company Financial Information and Metrics
Total net revenues	$4,690	$4,656	1%	$9,430	$9,772	(3)%
Total expenses excluding interest	2,943	2,965	(1)%	5,885	5,971	(1)%
Income before taxes on income	1,747	1,691	3%	3,545	3,801	(7)%
Taxes on income	415	397	5%	851	904	(6)%
Net income	1,332	1,294	3%	2,694	2,897	(7)%
Preferred stock dividends and other	121	121	—	232	191	21%
Net income available to common stockholders	$1,211	$1,173	3%	$2,462	$2,706	(9)%
Earnings per common share — diluted	$.66	$.64	3%	$1.34	$1.48	(9)%
Net revenue change from prior year	1%	(9)%		(3)%	—
Pre-tax profit margin	37.2%	36.3%		37.6%	38.9%
Return on average common stockholders’ equity (annualized)	14%	17%		15%	20%
Expenses excluding interest as a percentage of average client assets (annualized)	0.13%	0.15%		0.13%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	9.4%	7.5%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$2,768	$2,701		$5,570	$5,474
Adjusted diluted EPS	$.73	$.75		$1.47	$1.68
Return on tangible common equity	34%	62%		36%	71%
(1) The second quarter and first six months of 2024 include net inflows of $2.7 billion and net outflows of $4.7 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB. Also in the second quarter and first six months of 2024, this includes an inflow of $10.3 billion from a mutual fund clearing services client. The second quarter and first six months of 2023 includes inflows of $7.8 billion and $26.8 billion, respectively, from off-platform brokered CDs issued by CSB. Also in the second quarter and first six months of 2023, this includes an inflow of $12.0 billion from a mutual fund clearing services client.
(2) Client cash as a percentage of client assets excludes brokered CDs issued by CSB.
(3) Beginning in July 2023, adjustments made to GAAP financial measures also include restructuring costs. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(4) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

During the second quarter and first six months of 2024, the macroeconomic environment reflected generally positive investor sentiment and engagement, as equity markets, primarily led by technology stocks, continued to advance. The S&P 500® rose 4% in the second quarter and 14% in the first half of the year, while the NASDAQ Composite® moved higher by 8% in the second quarter and 18% year-to-date. While inflation remained above the Federal Reserve’s target of 2%, readings late in the second quarter showed progress, increasing expectations for the Federal Reserve to cut rates later this year.

Sustained equity market strength and organic asset gathering pushed total client assets to $9.41 trillion as of June 30, 2024. Core net new assets gathered in the second quarter were $61.2 billion, up 17% year-over-year, which brought the year-to-date total to $156.8 billion. Our second quarter and first half of 2024 net new assets reflected expected asset attrition from the Ameritrade integration, though the amount of attrition continued to be below amounts anticipated when we announced the acquisition in late 2019. Our clients were engaged in the markets throughout the first six months of the year, with clients’ daily

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

average trades (DATs) at 5.5 million and 5.7 million during the second quarter and first six months of 2024, respectively, up 4% and 2% from the prior-year periods. Clients opened 985 thousand new brokerage accounts in the second quarter of 2024 to bring the total for the first half of the year to 2.1 million, helping active brokerage accounts rise 4% year-over-year to reach 35.6 million at quarter-end.

The Company’s financial performance in the second quarter and first six months of 2024 reflected the benefits of equity market strength, increased client engagement, and solid organic growth. Net income totaled $1.3 billion and $2.7 billion in the second quarter and first six months of 2024, respectively, up 3% and down 7% from the same periods in 2023. The Company produced diluted earnings per share (EPS) of $.66 and $1.34 in the second quarter and first six months of 2024, respectively, up 3% and down 9% from the comparable periods in the prior year. Adjusted diluted EPS (1) was $.73 and $1.47 in the second quarter and first six months of 2024, respectively, down 3% and 13% from the comparable 2023 periods.

Total net revenues increased 1% year-over-year to $4.7 billion in the second quarter, bringing the year-to-date total to $9.4 billion, down 3% from the first half of 2023. Net interest revenue was $2.2 billion and $4.4 billion in the second quarter and first six months of 2024, respectively, down 6% and 13% from the comparable periods in 2023, due primarily to lower balances of interest-earning assets and higher interest rates paid on funding sources, partially offset by higher yields on interest-earning assets and increased margin and bank lending. Asset management and administration fees totaled $1.4 billion and $2.7 billion in the second quarter and first six months of 2024, respectively, rising 18% and 19% from the comparable 2023 periods primarily as a result of growth in money market funds, equity market gains, and growth in advice solutions. Trading revenue was $777 million and $1.6 billion in the second quarter and first six months of 2024, respectively, down 3% and 6% from the same periods in 2023, due to lower commissions and order flow revenue as a result of changes in mix. Bank deposit account fee revenue was $153 million in the second quarter of 2024, down 13% year-over-year primarily due to lower average BDA balances. For the first six months of 2024, bank deposit account fee revenue was up 3% from the prior-year period due primarily to $97 million of one-time breakage fees incurred in 2023. BDA balances totaled $84.5 billion at June 30, 2024, down 13% from year-end 2023, reflecting client cash allocation decisions.

Total expenses excluding interest were $2.9 billion and $5.9 billion in the second quarter and first six months of 2024, respectively, lower by 1% from both comparable periods in the prior year, reflecting lower acquisition and integration-related costs, as well as the benefits of our cost reduction restructuring efforts undertaken in late 2023, which helped drive year-over-year decreases in compensation and benefits and occupancy and equipment. Partially offsetting these reductions were growth in depreciation and amortization driven by capital expenditures to support the Ameritrade integration and growth of the business, higher other expenses inclusive of $43 million in regulatory accruals (see Results of Operations – Expenses Excluding Interest and Item 1 – Note 9) and higher exchange processing fees due primarily to the SEC’s May 2024 fee rate increase, and higher regulatory fees and assessments, reflecting incremental Federal Deposit Insurance Corporation (FDIC) special assessments of $5 million and $30 million in the second quarter and first six months of 2024, respectively (see Current Regulatory and Other Developments). Adjusted total expenses (1) were $2.8 billion and $5.6 billion in the second quarter and first six months of 2024, respectively, up 2% from both comparable prior-year periods. Acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs totaled $175 million and $315 million in the second quarter and first six months of 2024, respectively, down 34% and 37% from the comparable periods in 2023.

Return on average common stockholders’ equity was 14% and 15% for the second quarter and first six months of 2024, respectively, down from 17% and 20% from the same prior-year periods. Return on tangible common equity (1) (ROTCE) was 34% and 36% in the second quarter and first six months of 2024, respectively, down from 62% and 71% in the same periods in 2023. These decreases were due primarily to higher average stockholders’ equity for both the second quarter and year-to-date periods, and for the year-to-date period, lower net income. Average stockholders’ equity was higher in the second quarter and first six months of 2024 due to higher average retained earnings driven by net income for full-year 2023 and the second quarter and first half of 2024, as well as higher average AOCI. The increase in average AOCI was driven by lower unrealized losses on our available for sale (AFS) investment securities portfolio and securities transferred in 2022 from AFS to held to maturity (HTM) (see Item 1 – Note 15).

The Company continued its diligent approach to balance sheet management, seeking to prioritize flexibility. Total balance sheet assets decreased 4% during the second quarter, and decreased 9% from year-end 2023 to June 30, 2024. These decreases were driven primarily by lower bank deposits, which reflected client cash reallocation into higher-yielding investment cash alternatives, strong client engagement in the equity markets, and seasonal tax payments in the second quarter. Total outstanding balances of supplemental funding, which included brokered CDs of $40.3 billion, Federal Home Loan Bank (FHLB) borrowings of $24.4 billion, and borrowings under repurchase agreements of $9.0 billion, increased in aggregate by $2.9 billion, or 4%, during the second quarter of 2024 due primarily to margin loan growth, though the outstanding balance of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

supplemental funding of $73.7 billion as of June 30, 2024 was lower by $5.9 billion, or 7%, from year-end 2023. Supported by net income and a smaller balance sheet, our consolidated Tier 1 Leverage Ratio increased to 9.4% as of June 30, 2024. Our consolidated adjusted Tier 1 Leverage Ratio (1), which includes AOCI in the ratio, was 5.9% as of the end of the second quarter. In addition, the Company updated its long-term operating objective to be its consolidated adjusted Tier 1 Leverage Ratio (1) of 6.75% - 7.00% (see Capital Management for additional information).

(1) Adjusted diluted EPS, adjusted total expenses, return on tangible common equity, and adjusted Tier 1 Leverage Ratio are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Integration of Ameritrade

During the second quarter of 2024, the Company completed the conversion of the final client transition group from Ameritrade to the Schwab platform. Over the course of five client transition groups, we converted approximately $1.9 trillion in client assets across more than 17 million client accounts, including 7,000 RIAs, from Ameritrade to Schwab, and conversion of this final client group is a significant milestone in our integration. In connection with these transitions, we have experienced some related attrition of client assets from retail accounts and RIAs that continues to be below our initial estimates when we announced the acquisition. We continue to expect total acquisition and integration-related costs and capital expenditures will be between $2.4 billion and $2.5 billion.

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $36 million and $74 million for the second quarter and first six months of 2024, respectively, and $130 million and $228 million for the second quarter and first six months of 2023, respectively. Over the course of the integration, we expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through June 30, 2024, we have achieved approximately 90% of this amount on an annualized run-rate basis. The Company expects to realize the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. Estimated timing and amounts of costs incurred and synergy realization are subject to change as we work to complete the integration. Refer to Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) – Overview in our 2023 Form 10-K, Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 1 – Note 10 for additional information regarding our integration of Ameritrade.

Other

In addition to cost synergies directly related to the integration of Ameritrade, the Company took incremental actions in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. Through these actions, the Company has realized approximately $500 million of incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company expects to incur total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million, substantially all of which have been recognized as of June 30, 2024. Refer to Results of Operations – Total Expenses Excluding Interest and Item 1 – Note 10 for additional information.

Current Regulatory and Other Developments

In April 2024, the U.S. Department of Labor adopted a final rule to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. Among other requirements, the rule, in conjunction with associated prohibited transaction exemptions (PTEs), subjects broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard. The rule was scheduled to take effect September 23, 2024, with a one-year transition period for certain PTE provisions. On July 25 and 26, 2024, federal district court judges in two separate industry lawsuits seeking to vacate the rule stayed effectiveness of the rule pending resolution of litigation.

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

In November 2023, the FDIC approved a final special assessment to recover losses incurred by the Deposit Insurance Fund (DIF) to protect uninsured depositors due to the March 2023 closures of two banks, which was subject to potential extension

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

and a potential one-time final special assessment for any shortfall in the DIF. The pre-tax impact of the final rule’s initial assessment to the Company was $172 million, which was tax deductible and was recognized in earnings in the fourth quarter of 2023. In late February 2024, the FDIC notified banks, including the Company’s banking subsidiaries, that the estimated assessed losses to the DIF increased. Accordingly, during the first quarter of 2024, Schwab recognized a pre-tax charge of $25 million for its estimate of this incremental special assessment, which is tax deductible. During the second quarter of 2024, the Company recognized an additional pre-tax charge of $5 million based on the FDIC’s June 2024 invoices, resulting in a year-to-date total of $30 million. The Company paid its first amount on the special assessment in the second quarter of 2024 and expects the remaining collection period to be the next two years. The FDIC has indicated that its special assessments and related collection period remain subject to further refinement.

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

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2024		2023
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(7)%	$3,817	81%	$4,104	88%
Interest expense	(9)%	(1,659)	(35)%	(1,814)	(39)%
Net interest revenue	(6)%	2,158	46%	2,290	49%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	25%	785	17%	630	13%
Advice solutions	10%	510	11%	464	10%
Other	11%	88	2%	79	2%
Asset management and administration fees	18%	1,383	30%	1,173	25%
Trading revenue
Commissions	(3)%	383	8%	394	8%
Order flow revenue	(2)%	357	8%	365	8%
Principal transactions	(16)%	37	1%	44	1%
Trading revenue	(3)%	777	17%	803	17%
Bank deposit account fees	(13)%	153	3%	175	4%
Other	2%	219	4%	215	5%
Total net revenues	1%	$4,690	100%	$4,656	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

		2024		2023
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(4)%	$7,758	82%	$8,120	83%
Interest expense	10%	(3,367)	(36)%	(3,060)	(31)%
Net interest revenue	(13)%	4,391	46%	5,060	52%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	27%	1,543	16%	1,215	13%
Advice solutions	10%	1,013	11%	917	9%
Other	10%	175	2%	159	2%
Asset management and administration fees	19%	2,731	29%	2,291	24%
Trading revenue
Commissions	(2)%	796	8%	816	8%
Order flow revenue	(9)%	709	8%	779	8%
Principal transactions	(11)%	89	1%	100	1%
Trading revenue	(6)%	1,594	17%	1,695	17%
Bank deposit account fees	3%	336	4%	326	3%
Other	(6)%	378	4%	400	4%
Total net revenues	(3)%	$9,430	100%	$9,772	100%

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

In response to inflation, the Federal Reserve raised the federal funds target overnight rate four times in the first three quarters of 2023 for a total of 100 basis points before holding rates unchanged since July 2023. Short-term rates remained consistent through the first six months of 2024, as the Federal Reserve maintained the upper bound of the target overnight rate at 5.50%.

Schwab’s average interest-earning assets in the second quarter and first six months of 2024 were lower compared with the same periods in 2023, reflecting clients’ reallocation of cash from sweep products to higher-yielding investment solutions particularly throughout 2023, which resulted from the higher interest rate environment. In the first six months of 2024, the Company saw additional reduction of sweep cash, which also reflected strong client engagement in the equity markets and seasonal tax payments in the second quarter. These changes in client cash reduced average balances of bank deposits during the second quarter and first six months of 2024, and payables to brokerage clients during the first six months of 2024. To support client cash allocation activity that resulted from the higher interest rate environment, the Company has been utilizing supplemental funding, including drawing upon FHLB secured lending facilities, engaging with external financial institutions in repurchase agreements, and issuing brokered CDs. The average pace of client cash allocation out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second half of 2023, and continued to decrease in the first half of 2024 from peak levels seen in mid-2023.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2024			2023
Three Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$28,839	$382	5.24%	$44,683	$547	4.84%
Cash and investments segregated	21,493	281	5.17%	27,399	324	4.68%
Receivables from brokerage clients	68,715	1,351	7.78%	60,709	1,167	7.60%
Available for sale securities (1)	104,045	555	2.13%	145,032	791	2.18%
Held to maturity securities (1)	154,314	658	1.70%	167,499	720	1.72%
Bank loans	41,562	460	4.44%	40,124	410	4.09%
Total interest-earning assets	418,968	3,687	3.50%	485,446	3,959	3.24%
Securities lending revenue		95			124
Other interest revenue		35			21
Total interest-earning assets	$418,968	$3,817	3.62%	$485,446	$4,104	3.36%
Funding sources
Bank deposits	$258,119	$840	1.31%	$312,543	$863	1.11%
Payables to brokerage clients	67,680	77	0.45%	64,892	64	0.40%
Other short-term borrowings	9,268	129	5.59%	7,622	97	5.08%
Federal Home Loan Bank borrowings	25,582	348	5.42%	46,813	606	5.13%
Long-term debt	22,460	208	3.70%	21,237	157	2.95%
Total interest-bearing liabilities	383,109	1,602	1.68%	453,107	1,787	1.57%
Non-interest-bearing funding sources	35,859			32,339
Securities lending expense		57			28
Other interest expense		—			(1)
Total funding sources	$418,968	$1,659	1.59%	$485,446	$1,814	1.49%
Net interest revenue		$2,158	2.03%		$2,290	1.87%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2024			2023
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$31,394	$836	5.26%	$40,891	$960	4.67%
Cash and investments segregated	25,503	669	5.19%	33,699	756	4.46%
Receivables from brokerage clients	66,259	2,611	7.80%	60,626	2,251	7.39%
Available for sale securities (1)	107,956	1,149	2.12%	150,382	1,616	2.15%
Held to maturity securities (1)	155,862	1,348	1.73%	169,184	1,466	1.73%
Bank loans	41,046	900	4.40%	40,185	801	4.00%
Total interest-earning assets	428,020	7,513	3.49%	494,967	7,850	3.16%
Securities lending revenue		171			236
Other interest revenue		74			34
Total interest-earning assets	$428,020	$7,758	3.60%	$494,967	$8,120	3.27%
Funding sources
Bank deposits	$266,243	$1,761	1.33%	$327,739	$1,481	0.91%
Payables to brokerage clients	68,011	150	0.44%	70,997	139	0.40%
Other short-term borrowings	8,327	232	5.60%	7,272	183	5.06%
Federal Home Loan Bank borrowings	25,220	678	5.35%	35,697	910	5.07%
Long-term debt	23,730	432	3.64%	20,766	296	2.85%
Total interest-bearing liabilities	391,531	3,253	1.66%	462,471	3,009	1.31%
Non-interest-bearing funding sources	36,489			32,496
Securities lending expense		112			50
Other interest expense		2			1
Total funding sources	$428,020	$3,367	1.57%	$494,967	$3,060	1.24%
Net interest revenue		$4,391	2.03%		$5,060	2.03%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.

Net interest revenue decreased $132 million, or 6%, and $669 million, or 13%, in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. These decreases were primarily due to lower average interest-earning assets and, for the year-to-date period, utilization of higher cost supplemental funding sources to support client cash allocations in the elevated rate environment. Average interest-earning assets for both the second quarter and first six months of 2024 were lower by 14% compared to the same periods in 2023. These decreases were due primarily to lower bank sweep deposits as a result of client cash reallocation into higher-yielding investment cash alternatives and fixed income investments. Maturities and paydowns on the AFS and HTM investment securities portfolio supported reductions in bank sweep deposits, and, for the second quarter, lower year-over-year balances of supplemental funding sources.

Net interest margin increased to 2.03% during the second quarter of 2024 from 1.87% compared to the same period in 2023 as improved yields on interest-earning assets offset higher rates paid across interest-bearing funding sources. Net interest margin during the first six months of 2024 was 2.03%, remaining unchanged from the same period in 2023 as the benefit of improved yields on interest-earning assets was offset by higher rates paid on interest-bearing funding sources.

The Company’s average balances of FHLB borrowings and brokered CDs were lower in the second quarter of 2024 compared to the same period in 2023, which helped support a 16-basis-point improvement in net interest margin for the second quarter of 2024 compared with the same period in 2023. The Company continues to prioritize repayment of the outstanding balances of its supplemental funding sources. The total outstanding balance of supplemental funding sources increased by $2.9 billion during the second quarter of 2024 as client cash was retained on the Company’s broker-dealer to support higher levels of margin lending activity, though the outstanding balance of supplemental funding of $73.7 billion as of June 30, 2024 was lower by $5.9 billion, or 7%, from year-end 2023. Our use and the financial impacts of such supplemental funding is dependent on several factors, including the volume and pace of clients’ cash allocation activity, which is driven primarily by changes in market interest rates, clients’ margin lending activity, as well as asset gathering and the level of maturities and paydowns on our investment securities portfolios. While client cash realignment activity has continued to decline from peak levels, uncertainty remains, including in regard to the path of market interest rates and client behavior, which will significantly impact our utilization of supplemental funding sources. The impacts to net interest revenue of using supplemental funding sources also depend on the type of funding source used, levels of interest rates, and the use of proceeds. The Company currently expects its

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

outstanding balances of supplemental funding sources to decrease over time. Certain amounts outstanding at June 30, 2024 will require rollover into new borrowings, the amount and costs of which will depend on the above noted factors. See also Risk Management – Liquidity Risk, Item 1 – Note 7 Bank Deposits, and Item 1 – Note 8 Borrowings for additional information on these and other funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2024			2023
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$523,665	$357	0.27%	$375,898	$252	0.27%
Schwab equity and bond funds, ETFs, and CTFs	565,848	112	0.08%	465,079	94	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds	338,198	214	0.25%	229,207	151	0.26%
Other third-party mutual funds and ETFs	600,902	102	0.07%	681,486	133	0.08%
Total mutual funds, ETFs, and CTFs (1)	$2,028,613	$785	0.16%	$1,751,670	$630	0.14%
Advice solutions (1)
Fee-based	$525,689	$510	0.39%	$455,859	$464	0.41%
Non-fee-based	110,234	—	—	95,427	—	—
Total advice solutions	$635,923	$510	0.32%	$551,286	$464	0.34%
Other balance-based fees (2)	763,750	69	0.04%	594,528	63	0.04%
Other (3)		19			16
Total asset management and administration fees		$1,383			$1,173

Six Months Ended June 30,
Schwab money market funds	$511,776	$693	0.27%	$346,145	$465	0.27%
Schwab equity and bond funds, ETFs, and CTFs	552,755	219	0.08%	457,830	185	0.08%
Mutual Fund OneSource and other NTF funds	326,387	423	0.26%	225,822	299	0.27%
Other third-party mutual funds and ETFs	603,263	208	0.07%	678,915	266	0.08%
Total mutual funds, ETFs, and CTFs (1)	$1,994,181	$1,543	0.16%	$1,708,712	$1,215	0.14%
Advice solutions (1)
Fee-based	$515,911	$1,013	0.39%	$449,443	$917	0.41%
Non-fee-based	108,133	—	—	94,948	—	—
Total advice solutions	$624,044	$1,013	0.33%	$544,391	$917	0.34%
Other balance-based fees (2)	741,599	138	0.04%	578,158	125	0.04%
Other (3)		37			34
Total asset management and administration fees		$2,731			$2,291
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

Asset management and administration fees increased by $210 million, or 18%, and $440 million, or 19%, in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. These increases were primarily a result of higher balances in Schwab money market funds as clients shifted their cash allocations to higher-yielding investment solutions. These increases were also due to growth in balances in Mutual Fund OneSource® and fee-based advice solutions, as a result of strong equity markets and, for advice solutions, net inflows of client assets.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 49% of the asset management and administration fees earned in both the second quarter and first six months of 2024, compared with 42% and 41% in the second quarter and first six months of 2023, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Balance at beginning of period	$515,678	$357,822	$548,890	$443,719	$329,176	$244,262
Net inflows (outflows)	11,295	30,807	8,794	2,315	(6,863)	(6,650)
Net market gains (losses) and other	6,613	4,258	6,318	19,813	22,500	17,024
Balance at end of period	$533,586	$392,887	$564,002	$465,847	$344,813	$254,636

Six Months Ended June 30,
Balance at beginning of period	$476,409	$278,926	$506,149	$412,942	$306,222	$235,738
Net inflows (outflows)	42,235	105,843	16,513	12,659	(11,024)	(11,279)
Net market gains (losses) and other	14,942	8,118	41,340	40,246	49,615	30,177
Balance at end of period	$533,586	$392,887	$564,002	$465,847	$344,813	$254,636

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Commissions	$383	$394	(3)%	$796	$816	(2)%
Order flow revenue
Options	248	251	(1)%	490	532	(8)%
Equities	109	114	(4)%	219	247	(11)%
Total order flow revenue	357	365	(2)%	709	779	(9)%
Principal transactions	37	44	(16)%	89	100	(11)%
Total trading revenue	$777	$803	(3)%	$1,594	$1,695	(6)%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
DATs (in thousands)	5,486	5,272	4%	5,718	5,584	2%
Product as a percentage of DATs
Equities	52%	51%		52%	50%
Derivatives	22%	24%		22%	23%
ETFs	18%	19%		18%	20%
Mutual funds	6%	5%		6%	5%
Fixed income	2%	1%		2%	2%

Number of trading days	63.0	62.0	2%	124.0	124.0	—
Revenue per trade (1)	$2.25	$2.46	(9)%	$2.25	$2.45	(8)%
(1) Revenue per trade is calculated as trading revenue divided by DATs multiplied by the number of trading days.

Trading revenue decreased $26 million and $101 million in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. These decreases were primarily due to lower commissions and order flow revenue, reflecting changes in the mix of client trading activity.

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

The following table presents bank deposit account fee revenue, average BDA balances, average net yield, and average balances earning fixed- and floating-rate yields:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Bank deposit account fees	$153	$175	(13)%	$336	$326	3%
Average BDA balances	$87,016	$103,622	(16)%	$89,938	$109,716	(18)%
Average net yield	0.70%	0.67%		0.74%	0.59%
Percentage of average BDA balances designated as:
Fixed-rate balances	88%	97%		88%	94%
Floating-rate balances	12%	3%		12%	6%

Bank deposit account fees decreased $22 million, or 13%, and increased $10 million, or 3%, in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. The decrease in the second quarter of 2024 compared to 2023 was primarily due to lower average BDA balances. The increase in the first six months of 2024 compared to 2023 was primarily due to $97 million of breakage fees incurred that resulted in lower bank deposit account fee revenue in the first six months of 2023.

In addition, the average amount of floating-rate BDA balances increased in the second quarter and first six months of 2024 compared to the same periods in 2023, which contributed to an increase in average net yield. These factors were partially offset by a decrease in average BDA balances in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to client cash allocation decisions in response to higher short-term market interest rates. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of June 30, 2024 were 89% and 11%, respectively.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue increased $4 million, or 2%, and decreased $22 million, or 6%, in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. The increase in the second quarter of 2024 was primarily due to higher exchange processing fees and lower provision for credit losses on bank loans, partially offset by certain lower service and other fees. The decrease in the first six months of 2024 was primarily due to certain lower service and other fees, partially offset by lower provision for credit losses on bank loans. Exchange processing fees increased in the second quarter of 2024 due to higher SEC fee rates compared to the second quarter of 2023. Effective May 22, 2024, the SEC increased its fee rates applicable to most securities transactions from the rate in effect since late February 2023. This change will result in higher exchange processing fees per security transaction in other revenue and a corresponding increase in other expense, resulting in no impact to net income. The provision for credit losses on bank loans was lower in the second quarter and the first six months of 2024 compared to the same periods in 2023, due to lower loan loss factors while the total balance of first lien residential real estate mortgage loans (First Mortgages) remained largely consistent with year-end 2023.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Compensation and benefits
Salaries and wages	$886	$961	(8)%	$1,740	$1,933	(10)%
Incentive compensation	329	287	15%	716	651	10%
Employee benefits and other	235	250	(6)%	532	552	(4)%
Total compensation and benefits	$1,450	$1,498	(3)%	$2,988	$3,136	(5)%
Professional services	259	272	(5)%	500	530	(6)%
Occupancy and equipment	248	319	(22)%	513	618	(17)%
Advertising and market development	107	103	4%	195	191	2%
Communications	172	188	(9)%	313	334	(6)%
Depreciation and amortization	233	191	22%	461	368	25%
Amortization of acquired intangible assets	129	134	(4)%	259	269	(4)%
Regulatory fees and assessments	96	80	20%	221	163	36%
Other	249	180	38%	435	362	20%
Total expenses excluding interest	$2,943	$2,965	(1)%	$5,885	$5,971	(1)%
Expenses as a percentage of total net revenues
Compensation and benefits	31%	32%		32%	32%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	32.3	36.6	(12)%
Average	32.3	36.2	(11)%	32.5	35.9	(9)%

Expenses excluding interest decreased by $22 million, or 1%, and $86 million, or 1%, in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and, beginning in the third quarter of 2023, restructuring costs, increased 2% in the second quarter and first six months of 2024, compared to the same periods in 2023. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. The Company began incurring restructuring costs in the third quarter of 2023 in connection with actions to streamline its operations to prepare for post-integration of Ameritrade (see below and Overview – Other for additional information).

Total compensation and benefits expense decreased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to lower headcount as a result of position eliminations completed in the second half of 2023 as part of restructuring, partially offset by higher incentive compensation and annual merit increases. Compensation and benefits included acquisition and integration-related costs of $18 million and $48 million in the second quarter of 2024 and 2023, respectively, and $35 million and $106 million in the first six months of 2024 and 2023, respectively. Compensation and benefits also included a $3 million and $34 million benefit in the second quarter and first six months of 2024, respectively, due to a change in estimated restructuring costs.

Professional services expense decreased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to lower utilization of professional services as we completed Ameritrade client account transitions in the second quarter of 2024, and approach the completion of the overall Ameritrade integration. Professional services included acquisition and integration-related costs of $12 million and $41 million in the second quarter of 2024 and 2023, respectively, and $29 million and $74 million in the first six months of 2024 and 2023, respectively.

Occupancy and equipment expense decreased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to lower technology equipment and software costs, lower property tax expense, and lower occupancy costs as a result of facility closures in 2023 related to restructuring and the Ameritrade integration. Occupancy and equipment included restructuring costs of $1 million and $3 million in the second quarter and first six months of 2024, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Occupancy and equipment included acquisition and integration-related costs of $10 million and $14 million in the second quarter and first six months of 2023, respectively.

Advertising and market development expense increased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to higher client promotional spending.

Communications expense decreased in the second quarter and first six months of 2024, compared to the same periods in 2023, primarily as a result of lower exchange quotation services expenses.

Depreciation and amortization expense increased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily as a result of higher amortization of purchased and internally developed software, driven by capital expenditures in 2023 and the first six months of 2024 to support the Ameritrade integration and enhance our technological infrastructure to support growth of the business. Depreciation and amortization expense included acquisition and integration-related costs of $5 million in the second quarter and first six months of 2024.

Amortization of acquired intangible assets decreased in the second quarter and first six months of 2024 compared to the same periods in 2023, as certain assets from the Ameritrade acquisition were fully amortized during 2023.

Regulatory fees and assessments increased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily as a result of incremental FDIC special assessments and higher FDIC deposit insurance assessments, reflecting greater use of brokered CDs, partially offset by a lower assessment base. The incremental FDIC special assessments totaled $5 million and $30 million in the second quarter and first six months of 2024, respectively. See Current Regulatory and Other Developments for further discussion of these special assessments.

Other expense increased in the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to a $43 million accrual in the second quarter of 2024 related to an industry-wide regulatory review of off-channel communications, and higher exchange processing fees, partially offset by lower other clearing costs. Exchange processing fees increased due largely to higher SEC fee rates in effect during the second quarter of 2024 compared to the second quarter of 2023. Effective May 22, 2024, the SEC increased its fee rates applicable to most securities transactions from the rate in effect since late February 2023. This change will result in higher exchange processing fees per security transaction in other expense and a corresponding increase in other revenue, resulting in no impact to net income. Other expense included restructuring costs of $12 million and $13 million in the second quarter and first six months of 2024, respectively. Other expense included acquisition and integration-related costs of $20 million and $22 million in the second quarter and first six months of 2023, respectively.

Capital expenditures were $92 million and $168 million in the second quarter of 2024 and 2023, respectively, and $214 million and $355 million in the first six months of 2024 and 2023, respectively. Capital expenditures decreased for the second quarter and first six months of 2024 compared to the same periods in 2023, primarily due to lower purchased and internally developed software as we completed Ameritrade client account transitions in the second quarter and approach the completion of the overall Ameritrade integration. As a result of higher year-to-date total net revenues and lower spending, we now estimate capital expenditures for full-year 2024 will be on the lower end of our previously disclosed expected range of approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $415 million and $397 million for the second quarter of 2024 and 2023, respectively, resulting in effective tax rates of 23.8% and 23.5%, respectively. Taxes on income were $851 million and $904 million for the first six months of 2024 and 2023, respectively, resulting in effective tax rates of 24.0% and 23.8%, respectively. The increase in the effective tax rates in the second quarter and first six months of 2024 compared to the same periods in 2023 was primarily related to the release of tax reserves in the first six months of 2023 due to the resolution of certain state tax matters. This increase was partially offset by a decrease in state tax expense and the recognition of certain tax credits.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023
Net Revenues
Net interest revenue	1%	$1,715	$1,705	(24)%	$443	$585	(6)%	$2,158	$2,290
Asset management and administration fees	16%	973	841	23%	410	332	18%	1,383	1,173
Trading revenue	(2)%	685	701	(10)%	92	102	(3)%	777	803
Bank deposit account fees	(19)%	113	140	14%	40	35	(13)%	153	175
Other	8%	168	156	(14)%	51	59	2%	219	215
Total net revenues	3%	3,654	3,543	(7)%	1,036	1,113	1%	4,690	4,656
Expenses Excluding Interest	2%	2,231	2,191	(8)%	712	774	(1)%	2,943	2,965
Income before taxes on income	5%	$1,423	$1,352	(4)%	$324	$339	3%	$1,747	$1,691

Net new client assets (in billions) (1)	11%	$39.9	$36.0	(5)%	$34.3	$36.0	3%	$74.2	$72.0

Six Months Ended June 30,
Net Revenues
Net interest revenue	(8)%	$3,457	$3,738	(29)%	$934	$1,322	(13)%	$4,391	$5,060
Asset management and administration fees	17%	1,920	1,646	26%	811	645	19%	2,731	2,291
Trading revenue	(5)%	1,398	1,476	(11)%	196	219	(6)%	1,594	1,695
Bank deposit account fees	4%	248	239	1%	88	87	3%	336	326
Other	(1)%	303	307	(19)%	75	93	(6)%	378	400
Total net revenues	(1)%	7,326	7,406	(11)%	2,104	2,366	(3)%	9,430	9,772
Expenses Excluding Interest	2%	4,496	4,424	(10)%	1,389	1,547	(1)%	5,885	5,971
Income before taxes on income	(5)%	$2,830	$2,982	(13)%	$715	$819	(7)%	$3,545	$3,801

Net new client assets (in billions) (1)	(35)%	$74.8	$115.4	(18)%	$87.6	$107.3	(27)%	$162.4	$222.7
(1) In the second quarter and first six months of 2024, Investor Services includes net inflows of $2.7 billion and net outflows of $4.7 billion, respectively, from off-platform brokered CDs issued by CSB. Also in the second quarter and first six months of 2024, Investor Services includes an inflow of $10.3 billion from a mutual fund clearing services client. In the second quarter and first six months of 2023, Investor Services includes inflows of $7.8 billion and $26.8 billion, respectively, from off-platform brokered CDs issued by CSB. Also in the second quarter and first six months of 2023, Investor Services includes an inflow of $12.0 billion from a mutual fund clearing services client.

Segment Net Revenues

Investor Services total net revenues increased by 3% in the second quarter of 2024 compared to the same period in 2023. This increase was primarily due to higher asset management and administration fees as a result of higher balances in money market funds, fee-based advice solutions, and Mutual Fund OneSource®. This increase was partially offset by lower bank deposit account fees primarily due to lower average BDA balances. Net interest revenue was relatively flat as lower average interest-earning asset balances and higher cost funding sources were offset by higher margin loan balances. Advisor Services total net revenues decreased by 7% in the second quarter of 2024 compared to the same period in 2023. This decrease was primarily due to lower net interest revenue as a result of lower average interest-earning asset balances and higher rates paid on funding sources. This decrease was partially offset by higher asset management and administration fees, primarily as a result of higher balances in money market funds and Mutual Fund OneSource.

Investor Services and Advisor Services total net revenues decreased by 1% and 11%, respectively, in the first six months of 2024 compared to the same period in 2023. The decreases for both segments were primarily due to lower net interest revenue as a result of lower average interest-earning asset balances and higher cost funding sources, with the Investor Services decrease being partially offset by higher margin loan balances. Trading revenue decreased in both segments, primarily due to lower payment for order flow and, for Investor Services, lower commissions, as described above. These decreases were partially offset by higher asset management and administration fees for both segments, primarily as a result of higher balances in money market funds and Mutual Fund OneSource, and, additionally for Investor Services, fee-based advice solutions.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest increased by 2% in the second quarter and first six months of 2024, compared to the same periods in 2023, while Advisor Services total expenses excluding interest decreased by 8% and 10% in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. Compensation and benefits expense decreased in both segments, primarily due to lower headcount as a result of position eliminations in 2023, partially offset by higher incentive compensation and annual merit increases. Occupancy and equipment expense decreased in both segments, primarily due to lower technology equipment and software costs, lower property tax expense, and facility closures in 2023 related to restructuring and the Ameritrade integration. Regulatory fees and assessments increased in both segments, primarily due to higher FDIC assessments, as described above. For Investor Services, depreciation and amortization expense increased, primarily due to higher amortization of purchased and internally developed software, driven by capital expenditures in 2023 and the first six months of 2024 to enhance our technological infrastructure to support growth of the business. In Investor Services, other expense increased primarily due to accruals related to an industry-wide regulatory review of off-channel communications and higher exchange processing fees.

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

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. The Company began in 2023 to utilize interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 1 – Note 11.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning June 30, 2024 and December 31, 2023 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2024	December 31, 2023
Increase of 200 basis points	9.8%	10.8%
Increase of 100 basis points	5.2%	5.8%
Increase of 50 basis points	2.8%	3.1%
Decrease of 50 basis points	0.6%	0.4%
Decrease of 100 basis points	0.2%	(0.2)%
Decrease of 200 basis points	(3.2)%	(4.2)%

The Company’s simulated incremental increases and decreases in market interest rates had a smaller impact on net interest revenue as of June 30, 2024 compared to December 31, 2023. This is primarily due to lower cash balances held at June 30, 2024, partially offset by lower interest-bearing deposits, which reduces interest expense in a higher rate environment and reduces interest expense savings in a lower rate environment.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents the Company’s estimated effective durations, which reflects anticipated future payments, by category:

	June 30, 2024	June 30, 2023
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	2.4	2.6
AFS investment securities portfolio	2.3	2.4
AFS and HTM investment securities portfolio	3.9	4.0
Estimated effective duration, inclusive of derivatives (1):
Consolidated total assets	2.4	2.5
AFS investment securities portfolio	2.1	2.2
AFS and HTM investment securities portfolio	3.8	3.9
(1) See Note 11 for additional discussion on the Company’s derivatives.

AFS and HTM securities comprised approximately 55% and 57% of the Company’s consolidated total assets as of June 30, 2024 and 2023, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both June 30, 2024 and 2023.

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

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of June 30, 2024 and December 31, 2023, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of: CS&Co, our principal broker-dealer subsidiary; the capital needs of the banking subsidiaries; principal and interest due on corporate debt; and dividend payments on CSC’s preferred and common stock. The liquidity needs of our broker-dealer subsidiary are primarily driven by client activity including trading and margin lending activities and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposit levels and other borrowings. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding plans to support liquidity levels during both business as usual and stressed conditions.

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

Our clients’ bank deposits and brokerage cash balances primarily originate from our 35.6 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of June 30, 2024. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes external debt facilities available at June 30, 2024:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$24,400	$54,426	(1)	July 2024 - February 2025	5.38%
Federal Reserve discount window	Banking subsidiaries	—	35,870	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	8,996	—	(2)	July 2024 - February 2025	5.47%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,617		N/A	—
Unsecured commercial paper	CSC	—	5,000		N/A	—
Secured uncommitted lines of credit with various external banks	CS&Co	1,000	—	(3)	August 2024 - September 2024	5.70%
Secured uncommitted lines of credit with various external banks	TDAC	—	—	(3)	N/A	—
Unsecured committed revolving line of credit with various external banks	CSC	—	2,100	(4)	N/A	—
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of June 30, 2024. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 8 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 12 for additional information.
(3) Secured borrowing capacity is made available based on CS&Co’s or TDAC’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
(4) During the first quarter of 2024, CSC entered into an unsecured committed revolving line of credit with various external banks.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of June 30, 2024, the Company had additional investment securities with a par value of approximately $130 billion or a fair value of approximately $119 billion available to be pledged to obtain additional capacity. Additional details regarding availability and use of these facilities is described below.

Amounts available under secured credit facilities with the FHLB are dependent on the value of our First Mortgages, home equity lines of credit (HELOCs), and the value of certain of our investment securities that are pledged as collateral. These credit facilities are also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans. CSC’s banking subsidiaries must each maintain positive tangible capital, as defined by the Federal Housing Finance Agency, in order to place new draws upon these credit facilities, and the Company manages capital with consideration of minimum tangible capital ratios at our banking subsidiaries. Tangible capital pursuant to the requirements of the FHLB borrowing facilities for our banking subsidiaries is common equity less goodwill and intangible assets.

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the standing repo facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during the first six months of 2024 and there were no amounts outstanding at June 30, 2024. CSC maintains a standing bilateral repurchase agreement with an external bank. Other than de minimis tests, this facility was not used during the first six months of 2024 and there were no amounts outstanding under this facility at June 30, 2024.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at June 30, 2024.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Beginning in 2024, CSC has access to an unsecured, committed revolving line of credit with various external banks. This line will expire in January 2025. Other than an overnight borrowing to test the availability, the facility was not used during the first six months of 2024.

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

CSB issues brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of June 30, 2024:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$40,308	August 2024 - June 2025	5.26%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher-yielding alternatives at Schwab. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. The average pace of client cash allocations out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second half of 2023, and continued to decrease in the first half of 2024.

During the second quarter of 2024, bank deposits decreased $17.0 billion, which resulted primarily from a decrease of $16.7 billion in deposits swept from brokerage accounts, partially offset by a net increase in brokered CDs of $1.2 billion. The decrease in deposits swept from brokerage accounts reflected client cash reallocations, strong client engagement in equity markets, seasonal tax payments, and retention of amounts on our broker-dealer to support margin loan demand. As a result of these factors, FHLB borrowings and other short-term borrowings increased by $1.7 billion during the quarter.

During the first six months of 2024, the Company’s cash and cash equivalents decreased $18.0 billion from year-end 2023 to $25.4 billion at June 30, 2024; cash and cash equivalents, including amounts restricted, decreased $27.4 billion to $47.1 billion at June 30, 2024. These decreases reflected net repayments of supplemental funding balances of $5.9 billion and maturities of long-term debt of $3.7 billion. Bank deposits decreased during the first six months of 2024 by $37.5 billion, resulting from a decrease of $28.1 billion in deposits swept from brokerage accounts due to client cash allocations and a decrease in brokered CDs of $8.0 billion. Partially offsetting the decrease in bank deposits and repayment of borrowings, net investing cash flows from our AFS and HTM securities totaled $21.3 billion in the first six months of 2024.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2023 Form 10-K for additional information. The Company was in compliance with the LCR rule at June 30, 2024, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	June 30, 2024	March 31, 2024
Total eligible HQLA	$53,815	$58,841
Net cash outflows	45,086	45,195
LCR	120%	130%

To support growth in margin loan balances at our broker-dealer subsidiary while meeting our LCR requirements, the Company may issue commercial paper or draw on secured lines of credit, in addition to capital markets issuances. In managing compliance with our LCR requirements, the broker-dealer subsidiary may also retain client cash balances rather than sweeping such balances to our banking subsidiaries.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at June 30, 2024, and the table below presents information about our average NSFR:

	Average for the Three Months Ended
	June 30, 2024	March 31, 2024
ASF	$193,668	$197,076
RSF	151,514	150,708
NSFR	128%	131%

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $22.4 billion and $26.1 billion at June 30, 2024 and December 31, 2023, respectively.

The following table provides information about our Senior Notes outstanding at June 30, 2024:

June 30, 2024	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$22,262	2025 - 2034	3.71%	A2	A-	A
Ameritrade Holding LLC Senior Notes	163	2025 - 2029	3.38%	A2	A-	—

New Debt Issuances

There were no new debt issuances of senior unsecured obligations in the first six months of 2024.

Schwab additionally enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 1 – Notes 5, 6, 8, 9, and 12.

Additional information regarding our sources and uses of liquidity and management of liquidity risk is included in Part II – Item 7 – Risk Management – Liquidity Risk in our 2023 Form 10-K. See also Item 1 – Condensed Consolidated Statements of Cash Flows, Item 1 – Note 7 for the Company’s bank deposits, Item 1 – Note 8 for the Company’s debt and borrowing facilities, and Item 1 – Note 14 for the Company’s equity outstanding balances and activity.

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

Regulatory Capital Requirements

CSC and certain subsidiaries including our banking and broker-dealer subsidiaries are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2023 Form 10-K and in Item 1 – Note 17. As of June 30, 2024, CSC and our banking subsidiaries are considered well capitalized, and CS&Co, TDAC, and TD Ameritrade, Inc. are in compliance with their respective net capital requirements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC consolidated and CSB:

	June 30, 2024		December 31, 2023
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$43,953	$17,384	$40,958	$16,079
Less:
Preferred stock	9,191	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$34,762	$17,384	$31,767	$16,079
Less:
Goodwill, net of associated deferred tax liabilities	$11,764	$13	$11,782	$13
Other intangible assets, net of associated deferred tax liabilities	6,450	—	6,664	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	41	35	41	35
AOCI adjustment (1)	(16,926)	(14,755)	(18,131)	(15,746)
Common Equity Tier 1 Capital	$33,433	$32,091	$31,411	$31,777
Tier 1 Capital	$42,624	$32,091	$40,602	$31,777
Total Capital	42,650	32,111	40,645	31,816
Risk-Weighted Assets	115,334	80,450	128,230	83,809
Average Assets with regulatory adjustments	451,304	294,465	476,069	315,851
Total Leverage Exposure	454,433	296,450	479,302	318,007
Common Equity Tier 1 Capital/Risk-Weighted Assets	29.0%	39.9%	24.5%	37.9%
Tier 1 Capital/Risk-Weighted Assets	37.0%	39.9%	31.7%	37.9%
Total Capital/Risk-Weighted Assets	37.0%	39.9%	31.7%	38.0%
Tier 1 Leverage Ratio	9.4%	10.9%	8.5%	10.1%
Supplementary Leverage Ratio	9.4%	10.8%	8.5%	10.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 9.4% at June 30, 2024 from 8.8% at March 31, 2024 and 8.5% at year-end 2023. This increase during the second quarter was primarily due to lower total Company assets and also the benefit of net income earned during the quarter. Total balance sheet assets decreased $19.1 billion, or 4%, during the second quarter of 2024 due primarily to a decrease of $17.0 billion, or 6%, in total bank deposits. CSB’s Tier 1 Leverage Ratio increased from 10.4% at March 31, 2024 and 10.1% at year-end 2023, ending the second quarter of 2024 at 10.9% primarily as a result of lower total assets as well as net income during the quarter.

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

During the second quarter of 2024, Schwab updated its long-term operating objective to be its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00%. As of June 30, 2024, our adjusted Tier 1 Leverage Ratio, which includes AOCI in the ratio, was 5.9% for CSC consolidated and 6.2% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). In working toward our long-term operating objective, the Company is continuing to retain and accrete capital organically. The Company will continue to manage its capital as described above. In evaluating returns of excess capital to stockholders, we may consider the amount of supplemental funding outstanding, and Schwab may choose to utilize the liquidity we would otherwise use for capital returns to repay outstanding supplemental balances.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During the first six months of 2024, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 1 – Note 9 for further information on the 2023 IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts, exclusive of amounts related to preferred stock repurchases, for the first six months of 2024 and 2023 are as follows:

	2024		2023
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$919	$.50	$921	$.50
Preferred Stock:
Series D (1)	22	29.76	22	29.76
Series F (2)	12	2,500.00	12	2,500.00
Series G (1)	66	2,687.50	67	2,687.50
Series H (1)	45	2,000.00	46	2,000.00
Series I (1)	41	2,000.00	42	2,000.00
Series J (1)	13	22.26	13	22.26
Series K (1)	19	2,500.00	19	2,500.00
(1) Dividends paid quarterly.
(2) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three and six months ended June 30, 2024, and for the three months ended June 30, 2023. CSC repurchased 37 million shares of its common stock for $2.8 billion during the six months ended June 30, 2023. As of June 30, 2024, approximately $8.7 billion remained on the authorization.

There were no repurchases of CSC’s preferred stock during the three and six months ended June 30, 2024, and for the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company repurchased on the open market 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

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

OTHER

Foreign Exposure
At June 30, 2024, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2024, the fair value of these holdings totaled $13.3 billion, with the top three exposures being to issuers and counterparties domiciled in France at $4.9 billion, the United Kingdom at $4.1 billion, and Canada at $895 million. At December 31, 2023, the fair value of these holdings totaled $12.8 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.0 billion, France at $3.2 billion, and Canada at $1.5 billion. In addition, Schwab had outstanding margin loans to foreign residents of $3.2 billion and $2.5 billion at June 30, 2024 and December 31, 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2023 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2024.

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
Acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs
Schwab adjusts certain GAAP financial measures to exclude the impact of acquisition and integration-related costs incurred as a result of the Company’s acquisitions, amortization of acquired intangible assets, restructuring costs, and, where applicable, the income tax effect of these expenses.

Adjustments made to exclude amortization of acquired intangible assets are reflective of all acquired intangible assets, which were recorded as part of purchase accounting. These acquired intangible assets contribute to the Company’s revenue generation. Amortization of acquired intangible assets will continue in future periods over their remaining useful lives.

We exclude acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs for the purpose of calculating certain non-GAAP measures because we believe doing so provides additional transparency of Schwab’s ongoing operations, and is useful in both evaluating the operating performance of the business and facilitating comparison of results with prior and future periods.

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

The Company also uses adjusted diluted EPS and return on tangible common equity as components of performance criteria for employee bonus and certain executive management incentive compensation arrangements. The Compensation Committee of CSC’s Board of Directors maintains discretion in evaluating performance against these criteria. Additionally, the Company uses adjusted Tier 1 Leverage Ratio in managing capital, including its use of the measure as its long-term operating objective.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total expenses excluding interest (GAAP)	$2,943	$2,965	$5,885	$5,971
Acquisition and integration-related costs (1)	(36)	(130)	(74)	(228)
Amortization of acquired intangible assets	(129)	(134)	(259)	(269)
Restructuring costs (2)	(10)	—	18	—
Adjusted total expenses (non-GAAP)	$2,768	$2,701	$5,570	$5,474
(1) Acquisition and integration-related costs for the three and six months ended June 30, 2024 primarily consist of $18 million and $35 million of compensation and benefits, $12 million and $29 million of professional services, and $5 million of depreciation and amortization. Acquisition and integration-related costs for the three and six months ended June 30, 2023 primarily consist of $48 million and $106 million of compensation and benefits, $41 million and $74 million of professional services, and $10 million and $14 million of occupancy and equipment, and $20 million and $22 million of other.
(2) Restructuring costs for the three and six months ended June 30, 2024 reflect a change in estimate of $3 million and $34 million in compensation and benefits, offset by $1 million and $3 million of occupancy and equipment and $12 million and $13 million of other expense for the periods. There were no restructuring costs for the three and six months ended June 30, 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,211	$.66	$1,173	$.64	$2,462	$1.34	$2,706	$1.48
Acquisition and integration-related costs	36.02		130.07		74.04		228.12
Amortization of acquired intangible assets	129.07		134.07		259.14		269.15
Restructuring costs	10.01		—	—	(18)	(.01)	—	—
Income tax effects (1)	(42)	(.03)	(64)	(.03)	(75)	(.04)	(120)	(.07)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,344	$.73	$1,373	$.75	$2,702	$1.47	$3,083	$1.68
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Return on average common stockholders’ equity (GAAP)	14%	17%	15%	20%
Average common stockholders’ equity	$33,991	$27,556	$33,264	$27,429
Less: Average goodwill	(11,951)	(11,951)	(11,951)	(11,951)
Less: Average acquired intangible assets — net	(8,067)	(8,591)	(8,132)	(8,657)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,747	1,834	1,753	1,837
Average tangible common equity	$15,720	$8,848	$14,934	$8,658
Adjusted net income available to common stockholders (1)	$1,344	$1,373	$2,702	$3,083
Return on tangible common equity (non-GAAP)	34%	62%	36%	71%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	June 30, 2024		December 31, 2023
	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	9.4%	10.9%	8.5%	10.1%
Tier 1 Capital	$42,624	$32,091	$40,602	$31,777
Plus: AOCI adjustment	(16,926)	(14,755)	(18,131)	(15,746)
Adjusted Tier 1 Capital	25,698	17,336	22,471	16,031
Average assets with regulatory adjustments	451,304	294,465	476,069	315,851
Plus: AOCI adjustment	(17,301)	(15,251)	(19,514)	(17,194)
Adjusted average assets with regulatory adjustments	$434,003	$279,214	$456,555	$298,657
Adjusted Tier 1 Leverage Ratio (non-GAAP)	5.9%	6.2%	4.9%	5.4%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Revenues
Interest revenue	$3,817	$4,104	$7,758	$8,120
Interest expense	(1,659)	(1,814)	(3,367)	(3,060)
Net interest revenue	2,158	2,290	4,391	5,060
Asset management and administration fees	1,383	1,173	2,731	2,291
Trading revenue	777	803	1,594	1,695
Bank deposit account fees	153	175	336	326
Other	219	215	378	400
Total net revenues	4,690	4,656	9,430	9,772
Expenses Excluding Interest
Compensation and benefits	1,450	1,498	2,988	3,136
Professional services	259	272	500	530
Occupancy and equipment	248	319	513	618
Advertising and market development	107	103	195	191
Communications	172	188	313	334
Depreciation and amortization	233	191	461	368
Amortization of acquired intangible assets	129	134	259	269
Regulatory fees and assessments	96	80	221	163
Other	249	180	435	362
Total expenses excluding interest	2,943	2,965	5,885	5,971
Income before taxes on income	1,747	1,691	3,545	3,801
Taxes on income	415	397	851	904
Net Income	1,332	1,294	2,694	2,897
Preferred stock dividends and other	121	121	232	191
Net Income Available to Common Stockholders	$1,211	$1,173	$2,462	$2,706
Weighted-Average Common Shares Outstanding:
Basic	1,828	1,820	1,827	1,827
Diluted	1,834	1,825	1,832	1,834
Earnings Per Common Shares Outstanding (1):
Basic	$.66	$.64	$1.35	$1.48
Diluted	$.66	$.64	$1.34	$1.48
(1) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,332	$1,294	$2,694	$2,897
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	234	(683)	373	1,166
Other reclassifications included in other revenue	10	11	20	20
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	583	642	1,147	1,251
Other	(2)	(1)	(10)	(9)
Other comprehensive income (loss), before tax	825	(31)	1,530	2,428
Income tax effect	(185)	(9)	(335)	(537)
Other comprehensive income (loss), net of tax	640	(40)	1,195	1,891
Comprehensive Income (Loss)	$1,972	$1,254	$3,889	$4,788

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$25,350	$43,337
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $9,290 and $8,844 at June 30, 2024 and December 31, 2023, respectively)	21,737	31,836
Receivables from brokerage clients — net	72,836	68,667
Available for sale securities (amortized cost of $101,859 at June 30, 2024 and $116,336 at December 31, 2023; including assets pledged of $1,612 and $1,733, respectively)	93,562	107,646
Held to maturity securities (including assets pledged of $8,211 at June 30, 2024 and $3,703 at December 31, 2023)	153,179	159,452
Bank loans — net	42,182	40,439
Equipment, office facilities, and property — net	3,436	3,690
Goodwill	11,951	11,951
Acquired intangible assets — net	8,003	8,260
Other assets	17,439	17,900
Total assets	$449,675	$493,178
Liabilities and Stockholders’ Equity
Bank deposits	$252,420	$289,953
Payables to brokerage clients	79,966	84,786
Accrued expenses and other liabilities	16,491	18,400
Other short-term borrowings	9,996	6,553
Federal Home Loan Bank borrowings	24,400	26,400
Long-term debt	22,449	26,128
Total liabilities	405,722	452,220
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,329 at June 30, 2024 and December 31, 2023	9,191	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at June 30, 2024 and December 31, 2023	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	27,470	27,330
Retained earnings	35,458	33,901
Treasury stock, at cost — 245,678,570 and 250,678,452 shares at June 30, 2024 and December 31, 2023, respectively	(11,251)	(11,354)
Accumulated other comprehensive income (loss)	(16,936)	(18,131)
Total stockholders’ equity	43,953	40,958
Total liabilities and stockholders’ equity	$449,675	$493,178

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at March 31, 2023	$9,191	2,023	$20	51	$1	$27,136	$32,144	$(11,455)	$(20,690)	$36,347
Net income	—	—	—	—	—	—	1,294	—	—	1,294
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(40)	(40)
Dividends declared on preferred stock	—	—	—	—	—	—	(116)	—	—	(116)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(457)	—	—	(457)
Stock option exercises and other	—	—	—	—	—	(9)	—	14	—	5
Share-based compensation	—	—	—	—	—	53	—	—	—	53
Other	—	—	—	—	—	40	—	21	—	61
Balance at June 30, 2023	$9,191	2,023	$20	51	$1	$27,220	$32,865	$(11,420)	$(20,730)	$37,147

Balance at March 31, 2024	$9,191	2,023	$20	51	$1	$27,358	$34,701	$(11,283)	$(17,576)	$42,412
Net income	—	—	—	—	—	—	1,332	—	—	1,332
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	640	640
Dividends declared on preferred stock	—	—	—	—	—	—	(115)	—	—	(115)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(460)	—	—	(460)
Stock option exercises and other	—	—	—	—	—	4	—	17	—	21
Share-based compensation	—	—	—	—	—	65	—	—	—	65
Other	—	—	—	—	—	43	—	15	—	58
Balance at June 30, 2024	$9,191	2,023	$20	51	$1	$27,470	$35,458	$(11,251)	$(16,936)	$43,953

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	2,897	—	—	2,897
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,891	1,891
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(221)	—	—	(221)
Dividends declared on common stock — $.50 per share	—	—	—	—	—	—	(921)	—	—	(921)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,869)	—	(2,869)
Stock option exercises and other	—	—	—	—	—	(101)	—	125	—	24
Share-based compensation	—	—	—	—	—	182	—	—	—	182
Other	—	—	—	—	—	64	—	(37)	—	27
Balance at June 30, 2023	$9,191	2,023	$20	51	$1	$27,220	$32,865	$(11,420)	$(20,730)	$37,147

Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	2,694	—	—	2,694
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,195	1,195
Dividends declared on preferred stock	—	—	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock — $.50 per share	—	—	—	—	—	—	(919)	—	—	(919)
Stock option exercises and other	—	—	—	—	—	(116)	—	159	—	43
Share-based compensation	—	—	—	—	—	190	—	—	—	190
Other	—	—	—	—	—	66	—	(56)	—	10
Balance at June 30, 2024	$9,191	2,023	$20	51	$1	$27,470	$35,458	$(11,251)	$(16,936)	$43,953

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$2,694	$2,897
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	202	194
Depreciation and amortization	461	368
Amortization of acquired intangible assets	259	269
Provision (benefit) for deferred income taxes	(109)	4
Premium amortization, net, on available for sale and held to maturity securities	416	392
Other	238	278
Net change in:
Investments segregated and on deposit for regulatory purposes	728	10,832
Receivables from brokerage clients	(4,188)	1,409
Other assets	691	(27)
Payables to brokerage clients	(4,820)	(12,643)
Accrued expenses and other liabilities	(2,173)	588
Net cash provided by (used for) operating activities	(5,601)	4,561
Cash Flows from Investing Activities
Purchases of available for sale securities	(1,258)	—
Proceeds from sales of available for sale securities	2,043	2,900
Principal payments on available for sale securities	13,344	20,181
Principal payments on held to maturity securities	7,135	7,672
Net change in bank loans	(1,755)	413
Purchases of equipment, office facilities, and property	(238)	(398)
Purchases of FHLB stock	(474)	(1,562)
Proceeds from sales of FHLB stock	620	82
Purchases of Federal Reserve stock	(107)	(82)
Proceeds from sales of Federal Reserve stock	—	98
Other investing activities	(129)	(108)
Net cash provided by (used for) investing activities	19,181	29,196
Cash Flows from Financing Activities
Net change in bank deposits	(37,533)	(62,310)
Proceeds from FHLB borrowings	12,201	39,200
Repayments of FHLB borrowings	(14,201)	(10,600)
Proceeds from other short-term borrowings	10,866	8,114
Repayments of other short-term borrowings	(7,423)	(4,939)
Issuances of long-term debt	—	2,478
Repayments of long-term debt	(3,670)	(815)
Redemption and repurchase of preferred stock	—	(467)
Dividends paid	(1,137)	(1,142)
Proceeds from stock options exercised	43	24
Repurchases of common stock and nonvoting common stock	—	(2,842)
Other financing activities	(84)	(71)
Net cash provided by (used for) financing activities	(40,938)	(33,370)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(27,358)	387
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	74,473	58,720
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$47,115	$59,107

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Six Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$(24)	$(43)
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$3,568	$2,135
Income taxes	$1,067	$876
Amounts included in the measurement of lease liabilities	$125	$128
Leased assets obtained in exchange for new operating lease liabilities	$110	$40

	June 30, 2024	June 30, 2023
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$25,350	$47,651
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	21,765	11,456
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$47,115	$59,107
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

In May 2024, the Company completed the final client account conversions to CS&Co from the Ameritrade broker-dealers, TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. (TDAC). Accordingly, these entities are no longer principal business subsidiaries. See Note 10 for additional information regarding the Company’s integration of Ameritrade.

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

The significant accounting policies are included in Item 8 – Note 2 in the 2023 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2024.

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

Adoption allows retrospective or prospective application, with early adoption permitted.

		January 1, 2025	The Company does not expect this guidance will have a material impact on its financial statements or disclosures.

3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest revenue
Cash and cash equivalents	$382	$547	$836	$960
Cash and investments segregated	281	324	669	756
Receivables from brokerage clients	1,351	1,167	2,611	2,251
Available for sale securities	555	791	1,149	1,616
Held to maturity securities	658	720	1,348	1,466
Bank loans	460	410	900	801
Securities lending revenue	95	124	171	236
Other interest revenue	35	21	74	34
Interest revenue	3,817	4,104	7,758	8,120
Bank deposits	(840)	(863)	(1,761)	(1,481)
Payables to brokerage clients	(77)	(64)	(150)	(139)
Other short-term borrowings	(129)	(97)	(232)	(183)
Federal Home Loan Bank borrowings	(348)	(606)	(678)	(910)
Long-term debt	(208)	(157)	(432)	(296)
Securities lending expense	(57)	(28)	(112)	(50)
Other interest expense	—	1	(2)	(1)
Interest expense	(1,659)	(1,814)	(3,367)	(3,060)
Net interest revenue	2,158	2,290	4,391	5,060
Asset management and administration fees
Mutual funds, ETFs, and CTFs	785	630	1,543	1,215
Advice solutions	510	464	1,013	917
Other	88	79	175	159
Asset management and administration fees	1,383	1,173	2,731	2,291
Trading revenue
Commissions	383	394	796	816
Order flow revenue	357	365	709	779
Principal transactions	37	44	89	100
Trading revenue	777	803	1,594	1,695
Bank deposit account fees	153	175	336	326
Other	219	215	378	400
Total net revenues	$4,690	$4,656	$9,430	$9,772
Note: For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Contract balances: Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $684 million and $599 million at June 30, 2024 and December 31, 2023, respectively.

The Company had net contract assets of $227 million and $239 million at June 30, 2024 and December 31, 2023, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 9.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$63,478	$—	$6,377	$57,101
U.S. Treasury securities	17,792	—	783	17,009
Corporate debt securities (1)	11,534	—	820	10,714
Asset-backed securities (2)	7,503	—	273	7,230
Foreign government agency securities	831	—	20	811
U.S. state and municipal securities	629	—	60	569
Non-agency commercial mortgage-backed securities	124	—	14	110
Other	21	—	3	18
Unallocated portfolio layer method fair value basis adjustments (3)	(53)	—	(53)	—
Total available for sale securities	$101,859	$—	$8,297	$93,562
Held to maturity securities
U.S. agency mortgage-backed securities	$153,179	$201	$14,610	$138,770
Total held to maturity securities	$153,179	$201	$14,610	$138,770

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities	$69,173	$—	$6,378	$62,795
U.S. Treasury securities	22,459	1	989	21,471
Corporate debt securities (1)	13,344	—	860	12,484
Asset-backed securities (2)	9,465	—	378	9,087
Foreign government agency securities	1,035	—	33	1,002
U.S. state and municipal securities	634	—	55	579
Non-agency commercial mortgage-backed securities	123	—	14	109
Certificates of deposit	100	—	—	100
Other	22	—	3	19
Unallocated portfolio layer method fair value basis adjustments (3)	(19)	—	(19)	—
Total available for sale securities	$116,336	$1	$8,691	$107,646
Held to maturity securities
U.S. agency mortgage-backed securities	$159,452	$1,435	$13,796	$147,091
Total held to maturity securities	$159,452	$1,435	$13,796	$147,091
(1) As of June 30, 2024 and December 31, 2023, approximately 34% and 36%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(2) Approximately 57% and 61% of asset-backed securities held as of June 30, 2024 and December 31, 2023, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 30% and 24% of the asset-backed securities held as of June 30, 2024 and December 31, 2023, respectively.
(3) This represents the amount of portfolio layer method (PLM) fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 11 for more information on PLM hedge accounting.

At June 30, 2024, our banking subsidiaries had pledged investment securities with a value of $60.7 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a value of $35.9 billion as collateral for this facility at June 30, 2024. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The value of these pledged securities was $1.6 billion at June 30, 2024.

At June 30, 2024, our banking subsidiaries had pledged HTM and AFS securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $8.2 billion, and AFS securities pledged were U.S. agency mortgage-backed securities with an aggregate fair

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
value of $1.4 billion. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 8 and 12 for additional information on these repurchase agreements.

At June 30, 2024, our banking subsidiaries had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $188 million as initial margin on interest rate swaps (see Notes 11 and 12). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

Securities with unrealized losses, aggregated by category and period of continuous unrealized loss, of AFS investment securities are as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities (1)	$3	$—	$57,098	$6,377	$57,101	$6,377
U.S. Treasury securities	1,500	1	15,264	782	16,764	783
Corporate debt securities	—	—	10,714	820	10,714	820
Asset-backed securities (1)	150	—	7,047	273	7,197	273
Foreign government agency securities	—	—	811	20	811	20
U.S. state and municipal securities	—	—	569	60	569	60
Non-agency commercial mortgage-backed securities	—	—	110	14	110	14
Other	—	—	18	3	18	3
Total (2)	$1,653	$1	$91,631	$8,349	$93,284	$8,350

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities (1)	$1	$—	$62,794	$6,378	$62,795	$6,378
U.S. Treasury securities	—	—	19,450	989	19,450	989
Corporate debt securities	—	—	12,484	860	12,484	860
Asset-backed securities (1)	29	—	9,058	378	9,087	378
Foreign government agency securities	—	—	1,002	33	1,002	33
U.S. state and municipal securities	—	—	579	55	579	55
Non-agency commercial mortgage-backed securities	—	—	109	14	109	14
Other	—	—	19	3	19	3
Total (2)	$30	$—	$105,495	$8,710	$105,525	$8,710
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $53 million and $19 million at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2023 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the six months ended June 30, 2024 and the year ended December 31, 2023. None of the Company’s AFS securities held as of June 30, 2024 and December 31, 2023 had an allowance for credit losses. All HTM securities as of June 30, 2024 and December 31, 2023 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $507 million and $565 million of accrued interest for AFS and HTM securities as of June 30, 2024 and December 31, 2023, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the six months ended June 30, 2024, or for the year ended December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at June 30, 2024:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.3
AFS and HTM investment securities portfolio	3.9
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	2.1
AFS and HTM investment securities portfolio	3.8
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

The maturities of AFS and HTM investment securities are as follows:

June 30, 2024	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$2,451	$8,937	$9,846	$35,867	$57,101
U.S. Treasury securities	8,348	8,661	—	—	17,009
Corporate debt securities	4,613	4,656	1,445	—	10,714
Asset-backed securities	12	2,284	1,243	3,691	7,230
Foreign government agency securities	497	314	—	—	811
U.S. state and municipal securities	—	96	385	88	569
Non-agency commercial mortgage-backed securities	—	—	—	110	110
Other	—	—	—	18	18
Total fair value	$15,921	$24,948	$12,919	$39,774	$93,562
Total amortized cost (1)	$16,208	$26,651	$14,438	$44,615	$101,912
Held to maturity securities
U.S. agency mortgage-backed securities	$1,892	$7,686	$35,765	$93,427	$138,770
Total fair value	$1,892	$7,686	$35,765	$93,427	$138,770
Total amortized cost	$1,937	$8,237	$38,690	$104,315	$153,179
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $53 million at June 30, 2024.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Proceeds	$854	$1,849	$2,043	$2,900
Gross realized gains	—	—	—	—
Gross realized losses	10	11	20	20

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

June 30, 2024	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$26,386	$30	$5	$14	$49	$26,435	$14	$26,421
HELOCs (1,2)	439	1	—	4	5	444	1	443
Total residential real estate	26,825	31	5	18	54	26,879	15	26,864
Pledged asset lines	14,953	11	—	—	11	14,964	—	14,964
Other	359	—	—	—	—	359	5	354
Total bank loans	$42,137	$42	$5	$18	$65	$42,202	$20	$42,182

December 31, 2023
Residential real estate:
First Mortgages (1,2)	$26,111	$33	$2	$7	$42	$26,153	$32	$26,121
HELOCs (1,2)	473	1	1	4	6	479	2	477
Total residential real estate	26,584	34	3	11	48	26,632	34	26,598
Pledged asset lines	13,533	11	—	4	15	13,548	—	13,548
Other	297	—	—	—	—	297	4	293
Total bank loans	$40,414	$45	$3	$15	$63	$40,477	$38	$40,439
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $104 million and $100 million at June 30, 2024 and December 31, 2023, respectively.
(2) At June 30, 2024 and December 31, 2023, 42% and 43%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2024 or December 31, 2023.

At June 30, 2024, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Changes in the allowance for credit losses on bank loans were as follows:

Three Months Ended
June 30, 2024	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$27	$1	$28	$—	$4	$32
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(13)	—	(13)	—	1	(12)
Balance at end of period	$14	$1	$15	$—	$5	$20

June 30, 2023
Balance at beginning of period	$67	$4	$71	$—	$3	$74
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	(1)	—	—	1	1
Balance at end of period	$68	$3	$71	$—	$4	$75

Six Months Ended
June 30, 2024
Balance at beginning of period	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(18)	(1)	(19)	—	1	(18)
Balance at end of period	$14	$1	$15	$—	$5	$20

June 30, 2023
Balance at beginning of period	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	2	(1)	1	—	1	2
Balance at end of period	$68	$3	$71	$—	$4	$75

Consistent with Schwab’s loan charge-off policy for pledged asset lines (PALs) as disclosed in Item 8 – Note 2 of the 2023 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of June 30, 2024, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of June 30, 2024 and December 31, 2023, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy continued to be challenged by elevated inflation, tight monetary policy, and geopolitical unrest. However, amid sustained economic growth, supply and demand moved to a more balanced state. While the Federal Reserve held the policy rate steady during the first half of the year, management’s macroeconomic outlook reflects a near-term continuation of elevated interest rates, with only a slight increase in unemployment and modest home price appreciation. Though higher mortgage rates are softening demand and reducing borrower affordability, we expect constrained housing supply will keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain very strong and have improved in recent quarters. As a result of these factors, we decreased projected loss rates at June 30, 2024, as compared to December 31, 2023.

Bank loan-related nonperforming assets consisted of nonaccrual loans of $18 million and $15 million at June 30, 2024 and December 31, 2023, respectively. Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02, “Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Credit Quality
In addition to monitoring delinquency, Schwab monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the following:
•Year of origination;
•Borrower Fair Isaac Corporation (FICO) scores at origination (Origination FICO);
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

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	pre-2020	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$3	$—	$1	$1	$5	$—	$—	$—
620 – 679	11	6	26	29	18	14	104	—	1	1
680 – 739	142	274	753	1,130	381	252	2,932	50	33	83
≥740	1,287	2,119	5,101	10,123	3,438	1,326	23,394	247	113	360
Total	$1,440	$2,399	$5,883	$11,282	$3,838	$1,593	$26,435	$297	$147	$444
Origination LTV
≤70%	$1,023	$1,611	$4,364	$9,787	$3,196	$1,238	$21,219	$271	$102	$373
>70% – ≤90%	417	788	1,519	1,495	642	353	5,214	26	44	70
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$1,440	$2,399	$5,883	$11,282	$3,838	$1,593	$26,435	$297	$147	$444
Updated FICO
<620	$—	$6	$22	$25	$11	$18	$82	$3	$5	$8
620 – 679	12	39	75	109	44	32	311	8	9	17
680 – 739	134	207	533	865	296	167	2,202	45	21	66
≥740	1,294	2,147	5,253	10,283	3,487	1,376	23,840	241	112	353
Total	$1,440	$2,399	$5,883	$11,282	$3,838	$1,593	$26,435	$297	$147	$444
Estimated Current LTV (1)
≤70%	$1,040	$1,823	$5,089	$11,127	$3,821	$1,588	$24,488	$295	$147	$442
>70% – ≤90%	400	575	779	154	15	5	1,928	2	—	2
>90% – ≤100%	—	1	15	1	2	—	19	—	—	—
>100%	—	—	—	—	—	—	—	—	—	—
Total	$1,440	$2,399	$5,883	$11,282	$3,838	$1,593	$26,435	$297	$147	$444
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.02%	0.03%	0.01%	0.06%	0.49%	0.05%	0.13%	2.32%	0.90%
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

At June 30, 2024, First Mortgage loans of $21.9 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 27% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 82% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At June 30, 2024 and December 31, 2023, Schwab had $167 million and $157 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2024	Balance
Converted to an amortizing loan by period end (1)	$147
Within 1 year	16
> 1 year – 3 years	39
> 3 years – 5 years	39
> 5 years	203
Total	$444
(1) Includes $3 million and $6 million of HELOCs converted to amortizing loans during the three and six months ended June 30, 2024, respectively.

At June 30, 2024, $352 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2024, the borrowers on approximately 60% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of June 30, 2024 and December 31, 2023, substantially all of Schwab’s involvement with variable interest entities (VIEs) was through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended June 30, 2024 and 2023, CSB recorded amortization of $38 million and $25 million, respectively, and recognized tax credits and other tax benefits of $49 million and $35 million, respectively, associated with these investments. During the six months ended June 30, 2024 and 2023, CSB recorded amortization of $80 million and $66 million, respectively, and recognized tax credits and other tax benefits of $102 million and $89 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2024			December 31, 2023
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,626	$942	$1,626	$1,407	$759	$1,407
Other investments (2)	191	—	240	179	—	231
Total	$1,817	$942	$1,866	$1,586	$759	$1,638
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2024 and 2027. During the six months ended June 30, 2024 and year ended December 31, 2023, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2024	December 31, 2023
Interest-bearing deposits:
Deposits swept from brokerage accounts	$192,194	$220,274
Time certificates of deposit (1)	40,308	48,297
Checking	14,584	15,691
Savings and other	4,080	4,461
Total interest-bearing deposits	251,166	288,723
Non-interest-bearing deposits	1,254	1,230
Total bank deposits	$252,420	$289,953
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at June 30, 2024 and December 31, 2023 were 5.26% and 5.15%, respectively. As of June 30, 2024 and December 31, 2023, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Annual maturities on time certificates of deposit outstanding at June 30, 2024 are as follows:

Balance
2024	$21,757
2025	18,551
Total	$40,308

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

Ameritrade Holding LLC Senior Notes

Ameritrade Holding LLC’s (Ameritrade Holding) Senior Notes are unsecured obligations. Ameritrade Holding may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of June 30, 2024 and December 31, 2023:

	Date of Issuance	Principal Amount Outstanding
		June 30, 2024	December 31, 2023
CSC Fixed-rate Senior Notes:
3.550% due February 1, 2024	10/31/18	$—	$500
0.750% due March 18, 2024	03/18/21	—	1,500
3.750% due April 1, 2024	09/24/21	—	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	—	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	1,200
6.196% due November 17, 2029 (2)	11/17/23	1,300	1,300
5.853% due May 19, 2034 (3)	05/19/23	1,300	1,300
6.136% due August 24, 2034 (4)	08/24/23	1,350	1,350
Total CSC Senior Notes		22,262	25,862
Ameritrade Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	—	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding Senior Notes		163	213
Finance lease liabilities		61	85
Unamortized premium — net		69	87
Debt issuance costs		(106)	(119)
Total long-term debt		$22,449	$26,128
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at June 30, 2024 are as follows:

Maturities
2024	$12
2025	2,249
2026	4,112
2027	3,463
2028	1,950
Thereafter	10,700
Total maturities	22,486
Unamortized premium — net	69
Debt issuance costs	(106)
Total long-term debt	$22,449

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $24.4 billion and $26.4 billion outstanding under these facilities as of June 30, 2024 and December 31, 2023, respectively, and these borrowings had a weighted-average interest rate of 5.38% and 5.34%, respectively. As of June 30, 2024 and December 31, 2023, the collateral pledged provided additional borrowing capacity of $54.4 billion and $63.1 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at June 30, 2024 and December 31, 2023 were $10.0 billion and $6.6 billion, respectively, and had a weighted-average interest rate of 5.49% and 5.57%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $9.0 billion and $4.9 billion outstanding pursuant to such repurchase agreements at June 30, 2024 and December 31, 2023, respectively. Repurchase agreements outstanding at June 30, 2024 mature between July 2024 and February 2025.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of June 30, 2024 and December 31, 2023, our collateral pledged provided total borrowing capacity of $35.9 billion and $6.2 billion, respectively, of which no amounts were outstanding at the end of either period. During the first quarter of 2024 and the year ended December 31, 2023, our banking subsidiaries had access to funding through the Federal Reserve Bank Term Funding Program (BTFP). This program offered loans through March 11, 2024 of up to one year in length, and amounts available were dependent upon the par value of certain investment securities pledged as collateral. As of June 30, 2024, there was no collateral pledged or borrowings outstanding under the BTFP. As of December 31, 2023, our collateral pledged provided total borrowing capacity of $39.2 billion. There were no borrowings outstanding at December 31, 2023.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There were no amounts outstanding at June 30, 2024 or December 31, 2023. Beginning in 2024, CSC has access to an unsecured, committed revolving line of credit with various external banks with a total borrowing capacity of $2.1 billion. There were no amounts outstanding as of June 30, 2024. CSC and CS&Co also have access to unsecured, uncommitted lines of credit with external banks with total borrowing capacity of $1.6 billion; no amounts were outstanding as of June 30, 2024 or December 31, 2023.

CS&Co maintains secured, uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $1.0 billion outstanding at June 30, 2024 and $950 million outstanding as of December 31, 2023. TDAC also maintains secured uncommitted lines of credit, under which TDAC may borrow on either a demand or short-term basis and pledge client margin securities as collateral. There were no amounts outstanding at June 30, 2024 and there was $700 million outstanding at December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on FHLB borrowings and other short-term borrowings outstanding at June 30, 2024 are as follows:

	2024	2025	Total
FHLB borrowings	$16,400	$8,000	$24,400
Other short-term borrowings	7,491	2,505	9,996
Total	$23,891	$10,505	$34,396

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $851 million and $854 million during the second quarters of 2024 and 2023, respectively, and $1.5 billion and $1.6 billion during the first six months of 2024 and 2023, respectively. CSB purchased HELOCs with commitments of $47 million and $52 million during the second quarters of 2024 and 2023, respectively, and $83 million and $95 million during the first six months of 2024 and 2023, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	June 30, 2024	December 31, 2023
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$2,151	$2,996
Commitments to purchase First Mortgage loans	573	351
Total	$2,724	$3,347

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

IDA agreement: On May 4, 2023, the Company executed the 2023 IDA agreement with the TD Depository Institutions that replaced and superseded the previous agreement dated November 24, 2019, as amended. The 2023 IDA agreement specifies responsibilities, including certain contingent obligations, of the Company going forward. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement. During the first six months of 2024, Schwab did not move IDA balances to its balance sheet.

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

As of June 30, 2024, the total ending IDA balance was $84.5 billion, of which $74.8 billion was fixed-rate obligation amounts and $9.7 billion was floating-rate obligation amounts. As of December 31, 2023, the total ending IDA balance was $97.5 billion, of which $83.7 billion was fixed-rate obligation amounts and $13.8 billion was floating-rate obligation amounts.

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

Other Matters: Certain of the Company’s registered subsidiaries have been responding to inquiries from the SEC and Commodity Futures Trading Commission in relation to a publicly reported, industry-wide sweep related to record retention and the use of unauthorized messaging channels. The Company has accrued amounts in anticipation of resolving these matters and expects that any final resolution would not be material to the financial condition, operating results, or cash flows of the Company.

10.    Exit and Other Related Liabilities

Integration of Ameritrade

The Company’s integration work continued during the first six months of 2024, including completion of the final client transition group from the Ameritrade broker-dealers to CS&Co in May 2024. The Company expects to continue to incur acquisition and integration-related costs throughout the remainder of 2024 to decommission duplicative platforms and complete integration work. Such costs have included, and are expected to continue to include, professional fees, such as legal, advisory, and accounting fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements. The Company has also incurred exit and other related costs to attain anticipated synergies, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures, such as accelerated amortization and depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending, and support the Company’s ability to achieve integration objectives including expected synergies.

Inclusive of costs recognized through June 30, 2024, Schwab currently expects to incur total exit and other related costs for the integration of Ameritrade ranging from $500 million to $550 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. Our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change as we work to complete the integration. During the three months ended June 30, 2024 and 2023, the Company recognized $10 million and $30 million of acquisition-related exit costs, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $13 million and $40 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 6 months. In addition to ASC 420 Exit or Disposal Cost Obligations (ASC 420), certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment (ASC 360), ASC 712 Compensation — Nonretirement Post Employment Benefits (ASC 712), ASC 718 Compensation — Stock Compensation (ASC 718), and ASC 842 Leases (ASC 842).

The following is a summary of the Ameritrade integration activity in the Company’s exit and other related liabilities as of June 30, 2024 and activity for the six months ended June 30, 2024:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2023 (1)	$42	$12	$54
Amounts recognized in expense (2)	4	1	5
Costs paid or otherwise settled	(43)	(11)	(54)
Balance at June 30, 2024 (1)	$3	$2	$5
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the Ameritrade integration exit and other related costs recognized in expense for the three and six months ended June 30, 2024:

	Investor Services			Advisor Services
Three Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$4	$—	$4	$1	$—	$1	$5
Depreciation and amortization	—	4	4	—	1	1	5
Total	$4	$4	$8	$1	$1	$2	$10
Six Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$4	$—	$4	$1	$—	$1	$5
Occupancy and equipment	—	1	1	—	—	—	1
Depreciation and amortization	—	4	4	—	1	1	5
Other	—	2	2	—	—	—	2
Total	$4	$7	$11	$1	$1	$2	$13
(1) Costs related to facility closures. These costs, which are primarily comprised of impairment and accelerated amortization of right-of-use (ROU) assets and accelerated depreciation of fixed assets, relate to the impact of abandoning leased and other properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets are included in occupancy and equipment on the condensed consolidated statements of income.

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
(1) Costs related to facility closures. These costs, which are comprised of impairment and accelerated amortization of ROU assets, relate to the impact of abandoning leased properties. Impairment charges are included in other expense, while accelerated amortization of ROU assets are included in occupancy and equipment on the condensed consolidated statements of income.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the Ameritrade integration exit and other related costs incurred from October 6, 2020 through June 30, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$247	$—	$247	$66	$—	$66	$313
Occupancy and equipment	—	41	41	—	9	9	50
Depreciation and amortization	—	6	6	—	2	2	8
Professional services	—	1	1	—	—	—	1
Other	—	22	22	—	7	7	29
Total	$247	$70	$317	$66	$18	$84	$401
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

Other

With significant progress made in the integration of Ameritrade, the Company took incremental actions in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. In order to achieve anticipated cost savings through these actions, the Company expects to incur exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million inclusive of costs recognized through June 30, 2024 as described below. The Company anticipates the remaining costs, primarily related to real estate, will be incurred during 2024. In addition to ASC 420, certain of the costs associated with these activities are accounted for in accordance with ASC 360, ASC 712, ASC 718, and ASC 842.

The following is a summary of the restructuring activity in the Company’s exit and other related liabilities as of June 30, 2024 and activity for the six months ended June 30, 2024:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2023 (1)	$171	$63	$234
Amounts recognized in expense (2)	(25)	(9)	(34)
Costs paid or otherwise settled	(146)	(54)	(200)
Balance at June 30, 2024 (1)	$—	$—	$—
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits are included in compensation and benefits on the condensed consolidated statements of income. The six months ended June 30, 2024 includes a reduction of the liability resulting from changes in estimates of $27 million and $9 million in Investor Services and Advisor Services, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the restructuring exit and other related costs (benefits) recognized in expense for the three and six months ended June 30, 2024:

	Investor Services			Advisor Services
Three Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$(2)	$—	$(2)	$(1)	$—	$(1)	$(3)
Occupancy and equipment	—	1	1	—	—	—	1
Other	—	9	9	—	3	3	12
Total	$(2)	$10	$8	$(1)	$3	$2	$10

	Investor Services			Advisor Services
Six Months Ended June 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$(25)	$—	$(25)	$(9)	$—	$(9)	$(34)
Occupancy and equipment	—	2	2	—	1	1	3
Other	—	10	10	—	3	3	13
Total	$(25)	$12	$(13)	$(9)	$4	$(5)	$(18)
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

The following table summarizes the restructuring exit and other related costs incurred from July 1, 2023 through June 30, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$189	$—	$189	$69	$—	$69	$258
Occupancy and equipment	—	15	15	—	5	5	20
Professional services	—	4	4	—	1	1	5
Other	—	144	144	—	50	50	194
Total	$189	$163	$352	$69	$56	$125	$477
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

The Company had outstanding interest rate swaps with aggregate notional amounts of $8.8 billion and $8.9 billion at June 30, 2024 and December 31, 2023, respectively, that were designated as fair value hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$2	$—	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative liabilities as of June 30, 2024 and derivative assets and liabilities as of December 31, 2023 were less than $500 thousand.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of June 30, 2024, there was a $278 million reduction of derivative assets related to variation margin settlements. As of December 31, 2023, there was an $87 million reduction of derivative assets and a $2 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts were recorded in AFS securities on the condensed consolidated balance sheets related to fair value hedges:

	June 30, 2024	December 31, 2023
Amortized cost of hedged AFS securities (1,2)	$8,681	$8,765
Cumulative fair value hedging adjustment included in the amortized cost of hedged AFS securities (1,2)	(282)	(85)
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.0 billion and $2.1 billion, respectively, of which $1.6 billion was designated in a portfolio layer hedging relationship. The cumulative basis adjustments associated with these hedging relationships were a reduction of the amortized cost basis of the closed portfolios of $53 million and $19 million, respectively, at June 30, 2024 and December 31, 2023.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $2 million at June 30, 2024, which is recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities. At December 31, 2023, the cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of less than $500 thousand.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships recognized in interest revenue:
Hedged items	$(40)	$(126)	$(197)	$(122)
Derivatives designated as hedging instruments (1)	38	126	195	122
(1) Excludes net income from periodic interest accruals and receipts of $13 million and $16 million, respectively, for the three and six months ended June 30, 2024.

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

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of June 30, 2024 and December 31, 2023 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $1.4 billion and $1.5 billion at June 30, 2024 and December 31, 2023, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
June 30, 2024
Assets
Resale agreements (1)	$9,290	$—	$9,290	$—	$(9,290)	(2)	$—
Securities borrowed (3)	1,409	—	1,409	(1,369)	(40)		—
Interest rate swaps (4)	2	—	2	—	—	(5)	2
Total	$10,701	$—	$10,701	$(1,369)	$(9,330)		$2
Liabilities
Repurchase agreements (6)	$8,996	$—	$8,996	$—	$(8,996)		$—
Securities loaned (7)	5,375	—	5,375	(1,369)	(3,491)		515
Secured short-term borrowings (8)	1,000	—	1,000	—	(1,000)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$15,371	$—	$15,371	$(1,369)	$(13,487)		$515

December 31, 2023
Assets
Resale agreements (1)	$8,844	$—	$8,844	$—	$(8,844)	(2)	$—
Securities borrowed (3)	1,563	—	1,563	(1,307)	(253)		3
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,407	$—	$10,407	$(1,307)	$(9,097)		$3
Liabilities
Repurchase agreements (6)	$4,903	$—	$4,903	$—	$(4,903)		$—
Securities loaned (7)	5,397	—	5,397	(1,307)	(3,619)		471
Secured short-term borrowings (8)	1,650	—	1,650	—	(1,650)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$11,950	$—	$11,950	$(1,307)	$(10,172)		$471
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At June 30, 2024 and December 31, 2023, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $9.4 billion and $9.0 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative liabilities as of June 30, 2024 and derivative assets and liabilities as of December 31, 2023 were less than $500 thousand.
(5) At June 30, 2024 and December 31, 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $188 million and $195 million, respectively. See Notes 4 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At June 30, 2024 and December 31, 2023, the fair value of collateral pledged in connection with repurchase agreements was $9.6 billion and $5.3 billion, respectively. See Note 8 for additional information.
(7) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts with overnight and continuous remaining contractual maturities. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2024 and December 31, 2023.
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

	June 30, 2024	December 31, 2023
Fair value of client securities available to be pledged	$99,543	$86,911
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$18,970	$13,355
Fulfillment of client short sales	5,588	7,009
Securities lending to other broker-dealers	4,610	4,688
Collateral for secured short-term borrowings	1,191	1,991
Total collateral pledged to third parties	$30,359	$27,043
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $202 million and $179 million at June 30, 2024 and December 31, 2023, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2023 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2024 or December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

June 30, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$10,877	$—	$—	$10,877
Total cash equivalents	10,877	—	—	10,877
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	9,928	—	9,928
Total investments segregated and on deposit for regulatory purposes	—	9,928	—	9,928
Available for sale securities:
U.S. agency mortgage-backed securities	—	57,101	—	57,101
U.S. Treasury securities	—	17,009	—	17,009
Corporate debt securities	—	10,714	—	10,714
Asset-backed securities	—	7,230	—	7,230
Foreign government agency securities	—	811	—	811
U.S. state and municipal securities	—	569	—	569
Non-agency commercial mortgage-backed securities	—	110	—	110
Other	—	18	—	18
Total available for sale securities	—	93,562	—	93,562
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,205	52	—	1,257
Mutual funds and ETFs	889	—	—	889
State and municipal debt obligations	—	42	—	42
U.S. Government securities	—	11	—	11
Total other securities owned	2,094	105	—	2,199
Interest rate swaps	—	2	—	2
Total other assets	2,094	107	—	2,201
Total assets	$12,971	$103,597	$—	$116,568
Accrued expenses and other liabilities:
Other	$1,920	$35	$—	$1,955
Total accrued expenses and other liabilities	1,920	35	—	1,955
Total liabilities	$1,920	$35	$—	$1,955

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

June 30, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$14,473	$14,473	$—	$—	$14,473
Cash and investments segregated and on deposit for regulatory purposes	11,764	2,512	9,252	—	11,764
Receivables from brokerage clients — net	72,774	—	72,774	—	72,774
Held to maturity securities:
U.S. agency mortgage-backed securities	153,179	—	138,770	—	138,770
Total held to maturity securities	153,179	—	138,770	—	138,770
Bank loans — net:
First Mortgages	26,421	—	23,371	—	23,371
HELOCs	443	—	480	—	480
Pledged asset lines	14,964	—	14,964	—	14,964
Other	354	—	354	—	354
Total bank loans — net	42,182	—	39,169	—	39,169
Other assets	4,887	—	4,887	—	4,887
Liabilities
Bank deposits	$252,420	$—	$252,420	$—	$252,420
Payables to brokerage clients	79,966	—	79,966	—	79,966
Accrued expenses and other liabilities	7,016	—	7,016	—	7,016
Other short-term borrowings	9,996	—	9,996	—	9,996
Federal Home Loan Bank borrowings	24,400	—	24,400	—	24,400
Long-term debt	22,388	—	21,318	—	21,318

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$28,764	$28,764	$—	$—	$28,764
Cash and investments segregated and on deposit for regulatory purposes	11,438	2,628	8,810	—	11,438
Receivables from brokerage clients — net	68,629	—	68,629	—	68,629
Held to maturity securities:
U.S. agency mortgage-backed securities	159,452	—	147,091	—	147,091
Total held to maturity securities	159,452	—	147,091	—	147,091
Bank loans — net:
First Mortgages	26,121	—	23,226	—	23,226
HELOCs	477	—	508	—	508
Pledged asset lines	13,548	—	13,548	—	13,548
Other	293	—	293	—	293
Total bank loans — net	40,439	—	37,575	—	37,575
Other assets	4,960	—	4,960	—	4,960
Liabilities
Bank deposits	$289,953	$—	$289,953	$—	$289,953
Payables to brokerage clients	84,786	—	84,786	—	84,786
Accrued expenses and other liabilities	7,609	—	7,609	—	7,609
Other short-term borrowings	6,553	—	6,553	—	6,553
Federal Home Loan Bank borrowings	26,400	—	26,400	—	26,400
Long-term debt	26,043	—	25,000	—	25,000

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three and six months ended June 30, 2024, and for the three months ended June 30, 2023. CSC repurchased 37 million shares of its common stock for $2.8 billion during the six months ended June 30, 2023. As of June 30, 2024, approximately $8.7 billion remained on the authorization.

There were no repurchases of CSC’s preferred stock during the three and six months ended June 30, 2024, and for the three months ended June 30, 2023. The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the six months ended June 30, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2024	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	June 30, 2024 (1)	December 31, 2023 (1)		June 30, 2024	December 31, 2023	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (4)	2.575%
Series G (2)	24,580	24,580	100,000	2,428	2,428	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,785	1,429,785		$9,191	$9,191
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared (1)	Per Share Amount
Series D (2)	$11.1	$14.88	$11.1	$14.88	$22.3	$29.76	$22.3	$29.76
Series F (3)	12.2	2,500.00	12.2	2,500.00	12.2	2,500.00	12.2	2,500.00
Series G (2)	33.0	1,343.75	33.1	1,343.75	66.0	2,687.50	66.3	2,687.50
Series H (2)	22.2	1,000.00	22.3	1,000.00	44.5	2,000.00	46.0	2,000.00
Series I (2)	20.6	1,000.00	20.6	1,000.00	41.2	2,000.00	41.9	2,000.00
Series J (2)	6.7	11.13	6.7	11.13	13.4	22.26	13.4	22.26
Series K (2)	9.5	1,250.00	9.5	1,250.00	18.8	2,500.00	18.8	2,500.00
Total	$115.3		$115.5		$218.4		$220.9
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
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at March 31, 2023	$(20,690)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(160)	(523)
Other reclassifications included in other revenue, net of tax expense (benefit) of $3	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $166	476
Other (1)	(1)
Balance at June 30, 2023	$(20,730)

Balance at March 31, 2024	$(17,576)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $51	183
Other reclassifications included in other revenue, net of tax expense (benefit) of $3	7
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $131	452
Other (1)	(2)
Balance at June 30, 2024	$(16,936)

Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $261	905
Other reclassifications included in other revenue, net of tax expense (benefit) of $5	15
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $273	978
Other, net of tax expense (benefit) of $(2)	(7)
Balance at June 30, 2023	$(20,730)

Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $77	296
Other reclassifications included in other revenue, net of tax expense (benefit) of $5	15
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $253	894
Other (1)	(10)
Balance at June 30, 2024	$(16,936)
(1) Tax expense (benefit) was less than $500 thousand.

In 2022, the Company transferred a portion of its AFS securities to the HTM category. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to net income. As of June 30, 2024, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $10.6 billion net of tax effect ($13.9 billion pre-tax).

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

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,295	$37	$1,258	$36	$2,619	$75	$2,817	$80
Preferred stock dividends and other (1)	(118)	(3)	(118)	(3)	(226)	(6)	(186)	(5)
Net income available to common stockholders	$1,177	$34	$1,140	$33	$2,393	$69	$2,631	$75
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,769	51	1,776	51	1,776	51
Basic earnings per share	$.66	$.66	$.64	$.64	$1.35	$1.35	$1.48	$1.48
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,177	$34	$1,140	$33	$2,393	$69	$2,631	$75
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	34	—	33	—	69	—	75	—
Allocation of net income available to common stockholders:	$1,211	$34	$1,173	$33	$2,462	$69	$2,706	$75
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,769	51	1,776	51	1,776	51
Conversion of nonvoting shares to voting shares	51	—	51	—	51	—	51	—
Common stock equivalent shares related to stock incentive plans	6	—	5	—	5	—	7	—
Weighted-average common shares outstanding — diluted (2)	1,834	51	1,825	51	1,832	51	1,834	51
Diluted earnings per share	$.66	$.66	$.64	$.64	$1.34	$1.34	$1.48	$1.48
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 13 million and 18 million for the three and six months ended June 30, 2024, respectively, and 15 million and 18 million for the three and six months ended June 30, 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At June 30, 2024, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$33,433	29.0%	N/A		$5,190	4.5%
Tier 1 Risk-Based Capital	42,624	37.0%	N/A		6,920	6.0%
Total Risk-Based Capital	42,650	37.0%	N/A		9,227	8.0%
Tier 1 Leverage	42,624	9.4%	N/A		18,052	4.0%
Supplementary Leverage Ratio	42,624	9.4%	N/A		13,633	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,091	39.9%	$5,229	6.5%	$3,620	4.5%
Tier 1 Risk-Based Capital	32,091	39.9%	6,436	8.0%	4,827	6.0%
Total Risk-Based Capital	32,111	39.9%	8,045	10.0%	6,436	8.0%
Tier 1 Leverage	32,091	10.9%	14,723	5.0%	11,779	4.0%
Supplementary Leverage Ratio	32,091	10.8%	N/A		8,894	3.0%

December 31, 2023
CSC
Common Equity Tier 1 Risk-Based Capital	$31,411	24.5%	N/A		$5,770	4.5%
Tier 1 Risk-Based Capital	40,602	31.7%	N/A		7,694	6.0%
Total Risk-Based Capital	40,645	31.7%	N/A		10,258	8.0%
Tier 1 Leverage	40,602	8.5%	N/A		19,043	4.0%
Supplementary Leverage Ratio	40,602	8.5%	N/A		14,379	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,777	37.9%	$5,448	6.5%	$3,771	4.5%
Tier 1 Risk-Based Capital	31,777	37.9%	6,705	8.0%	5,029	6.0%
Total Risk-Based Capital	31,816	38.0%	8,381	10.0%	6,705	8.0%
Tier 1 Leverage	31,777	10.1%	15,793	5.0%	12,634	4.0%
Supplementary Leverage Ratio	31,777	10.0%	N/A		9,540	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of June 30, 2024, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2024, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2024, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2024 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada-state chartered savings bank that provides trust and custody services. At June 30, 2024, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities, and the entities held total assets of $25.5 billion and $9.5 billion, respectively. Based on their regulatory capital ratios, at June 30, 2024, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co, TDAC, and TD Ameritrade, Inc., are as follows:

	June 30, 2024	December 31, 2023
CS&Co
Net capital	$8,798	$5,629
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	1,742	1,069
Net capital in excess of required net capital	$7,056	$4,560
TDAC (1)
Net capital	$221	$3,634
Minimum dollar requirement	1.500	1.500
2% of aggregate debit balances	—	440
Net capital in excess of required net capital	$220	$3,194
TD Ameritrade, Inc. (1)
Net capital	$65	$444
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	—	—
Net capital in excess of required net capital	$65	$444
(1) As part of Schwab’s integration of Ameritrade, in May 2024, the Company completed the final client account conversions to CS&Co from TD Ameritrade, Inc. and TDAC. See Note 10 for additional information regarding the Company’s integration of Ameritrade.

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at June 30, 2024. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Net Revenues
Net interest revenue	$1,715	$1,705	$443	$585	$2,158	$2,290
Asset management and administration fees	973	841	410	332	1,383	1,173
Trading revenue	685	701	92	102	777	803
Bank deposit account fees	113	140	40	35	153	175
Other	168	156	51	59	219	215
Total net revenues	3,654	3,543	1,036	1,113	4,690	4,656
Expenses Excluding Interest	2,231	2,191	712	774	2,943	2,965
Income before taxes on income	$1,423	$1,352	$324	$339	$1,747	$1,691

Six Months Ended June 30,
Net Revenues
Net interest revenue	$3,457	$3,738	$934	$1,322	$4,391	$5,060
Asset management and administration fees	1,920	1,646	811	645	2,731	2,291
Trading revenue	1,398	1,476	196	219	1,594	1,695
Bank deposit account fees	248	239	88	87	336	326
Other	303	307	75	93	378	400
Total net revenues	7,326	7,406	2,104	2,366	9,430	9,772
Expenses Excluding Interest	4,496	4,424	1,389	1,547	5,885	5,971
Income before taxes on income	$2,830	$2,982	$715	$819	$3,545	$3,801

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first six months of 2024, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2023 Form 10-K.

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

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2024 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	3	$71.78	N/A	N/A
May:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	9	$75.85	N/A	N/A
June:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	6	$72.31	N/A	N/A
Total:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	18	$74.00	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 8, 2024	/s/ Peter Crawford
Peter Crawford
Managing Director and Chief Financial Officer