Form 10-Q
period 2024-09-30
SCHWAB CHARLES CORP
filed 2024-11-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
1,779,662,088 shares of $.01 par value Common Stock and 50,893,695 shares of $.01 par value Nonvoting Common Stock outstanding on October 31, 2024

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $70 trillion, which means the Company’s $9.92 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “prioritize,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “maintain,” “continue,” “seek,” and other similar expressions. In addition, any statements that refer to expectations, strategy, objectives, projections, or other characterizations of future events or circumstances are forward-looking statements.

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
•Capital expenditures and expense management (see Results of Operations in Part I – Item 2);
•Net interest revenue, the adjustment of rates paid on client-related liabilities, and client cash realignment activity (see Results of Operations in Part I – Item 2);
•Utilization of bank supplemental funding and expectations for repayment of outstanding balances (see Results of Operations in Part I – Item 2, and Liquidity Risk in Part I – Item 2);
•Management of interest rate risk; modeling and assumptions, the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity, and liability and asset duration (see Risk Management in Part I – Item 2);
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
•Interest-earning asset mix and growth;
•Our ability to access supplemental funding sources;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarter and first nine months of 2024 and 2023 are as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Client Metrics
Net new client assets (in billions) (1)	$90.8	$48.2	88%	$253.2	$270.9	(7)%
Core net new client assets (in billions)	$95.3	$45.7	109%	$252.1	$229.6	10%
Client assets (in billions, at quarter end)	$9,920.5	$7,824.5	27%
Average client assets (in billions)	$9,594.9	$8,032.4	19%	$9,162.4	$7,705.4	19%
New brokerage accounts (in thousands)	972	894	9%	3,051	2,896	5%
Active brokerage accounts (in thousands, at quarter end)	35,982	34,540	4%
Assets receiving ongoing advisory services (in billions, at quarter end)	$5,018.9	$3,981.0	26%
Client cash as a percentage of client assets (at quarter end) (2)	9.5%	10.8%
Company Financial Information and Metrics
Total net revenues	$4,847	$4,606	5%	$14,277	$14,378	(1)%
Total expenses excluding interest	3,005	3,223	(7)%	8,890	9,194	(3)%
Income before taxes on income	1,842	1,383	33%	5,387	5,184	4%
Taxes on income	434	258	68%	1,285	1,162	11%
Net income	1,408	1,125	25%	4,102	4,022	2%
Preferred stock dividends and other	109	108	1%	341	299	14%
Net income available to common stockholders	$1,299	$1,017	28%	$3,761	$3,723	1%
Earnings per common share — diluted	$.71	$.56	27%	$2.05	$2.03	1%
Net revenue change from prior year	5%	(16)%		(1)%	(6)%
Pre-tax profit margin	38.0%	30.0%		37.7%	36.1%
Return on average common stockholders’ equity (annualized)	14%	14%		14%	18%
Expenses excluding interest as a percentage of average client assets (annualized)	0.12%	0.16%		0.13%	0.16%
Consolidated Tier 1 Leverage Ratio (at quarter end)	9.7%	8.2%
Non-GAAP Financial Measures (3)
Adjusted total expenses (4)	$2,852	$2,703		$8,422	$8,177
Adjusted diluted EPS	$.77	$.77		$2.25	$2.45
Return on tangible common equity	31%	58%		33%	66%
(1) The third quarter and first nine months of 2024 include net outflows of $4.4 billion and $9.1 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB. Also, the first nine months of 2024 include an inflow of $10.3 billion from a mutual fund clearing services client. The third quarter and first nine months of 2024 also include an outflow of $0.1 billion from an international relationship. The third quarter and first nine months of 2023 includes inflows of $3.3 billion and $30.1 billion, respectively, from off-platform brokered CDs issued by CSB. Also, the first nine months of 2023 include an inflow of $12.0 billion from a mutual fund clearing services client. The third quarter and first nine months of 2023 also include an outflow of $0.8 billion from an international relationship.
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

While the third quarter of 2024 introduced changes to the macroeconomic landscape, investor sentiment remained bullish and client engagement continued to be strong. In September, amid easing inflation and a cooling labor market, the Federal Reserve cut interest rates for the first time in over four years, reducing the federal funds overnight rate by 50 basis points. This action helped push equity markets to near all-time highs to close out the third quarter. The Standard & Poor’s® 500 and the NASDAQ Composite® moved higher in the third quarter, with both indices rising 21% in the first nine months of 2024.

The strength of equity markets and organic asset gathering helped total client assets rise to $9.92 trillion as of September 30, 2024, and our organic growth trends have improved since the final Ameritrade client conversion in May. Core net new assets totaled $95.3 billion in the third quarter, up 109% from the same period in the prior year, as the third quarter of 2023 reflected expected Ameritrade client asset attrition in relation to the large client transition completed in September 2023. Year-to-date

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2024 core net new assets totaled $252.1 billion, up 10% from the first nine months of 2023. We continued to see client engagement in the markets throughout the first nine months of the year; clients’ daily average trades (DATs) were 5.7 million for both the third quarter and year-to-date periods, which were higher by 9% and 5% from the respective prior-year periods. Clients opened 972 thousand new brokerage accounts in the third quarter to bring the year-to-date total to 3.1 million. Active brokerage accounts were up 4% year-over-year, totaling 36.0 million at September 30, 2024.

The Company’s financial results in the third quarter and first nine months of 2024 reflected the impact of positive equity markets, solid asset gathering, sustained client engagement, and continued deceleration of client cash realignment activity. Net income totaled $1.4 billion and $4.1 billion in the third quarter and first nine months of 2024, respectively, up 25% and 2% from the same periods in 2023. Diluted earnings per common share (EPS) was $.71 and $2.05 in the third quarter and first nine months of 2024, respectively, up 27% and 1% from the comparable prior-year periods. Adjusted diluted EPS (1) was $.77 and $2.25 in the third quarter and first nine months of 2024, respectively, flat and down 8% from the same periods in 2023. Our third quarter results reflected sequential growth, as net income, diluted EPS, and adjusted diluted EPS were higher by 6%, 8%, and 5%, respectively, from the second quarter of 2024.

Total net revenues rose 5% year-over-year to $4.8 billion in the third quarter, bringing the year-to-date total to $14.3 billion, down 1% from the same period in 2023. Net interest revenue was $2.2 billion and $6.6 billion in the third quarter and first nine months of 2024, respectively, down 1% and 9% from the comparable periods in 2023 due primarily to lower average interest-earning assets and higher rates paid on funding sources. Asset management and administration fees were $1.5 billion and $4.2 billion in the third quarter and first nine months of 2024, respectively, increasing 21% and 20% from the same prior-year periods as a result of growth in money market funds, equity market gains, and growth in advice solutions. Trading revenue was $797 million in the third quarter of 2024, increasing 4% from the prior-year third quarter primarily due to higher volume and changes in mix; year-to-date trading revenue of $2.4 billion was lower by 3% from the prior year due to changes in mix. Bank deposit account fee revenue was $152 million and $488 million in the third quarter and first nine months of 2024, respectively, down 26% and 8% from the same prior-year periods primarily due to lower average BDA balances. BDA balances totaled $84.0 billion at September 30, 2024, down 14% from year-end 2023 primarily resulting from lower client cash allocations.

Total expenses excluding interest were $3.0 billion and $8.9 billion in the third quarter and first nine months of 2024, respectively, lower by 7% and 3% from the same periods in the prior year. These decreases reflected lower restructuring costs and lower acquisition and integration-related costs, partially offset by higher incentive compensation and other expense. Other expense reflected higher exchange processing fees primarily due to the SEC’s May 2024 fee rate increase. Adjusted total expenses (1) were $2.9 billion and $8.4 billion in the third quarter and first nine months of 2024, respectively, up 6% and 3% from the comparable prior-year periods. Acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs totaled $153 million and $468 million in the third quarter and first nine months of 2024, respectively, down 71% and 54% from the comparable periods in 2023.

Return on average common stockholders’ equity was 14% for both the third quarter and first nine months of 2024, which was flat with the third quarter of 2023 and down from 18% in the first nine months of 2023. The decrease in the year-to-date measure was due primarily to higher average stockholders’ equity. For the quarter-to-date period, year-over-year growth in net income largely offset year-over-year growth in average stockholders’ equity. Return on tangible common equity (1) (ROTCE) was 31% and 33% in the third quarter and first nine months of 2024, respectively, down from 58% and 66% in the same periods in 2023. The decreases in ROTCE were primarily due to higher average stockholders’ equity, and, for the year-to-date period, lower adjusted net income available to common stockholders (1). Average common stockholders’ equity was higher year-over-year for both the quarter-to-date and year-to-date periods due to net income for full-year 2023 and the first nine months of 2024, as well as higher average AOCI. The increase in average AOCI was driven by lower unrealized losses on our available for sale (AFS) investment securities portfolio and securities transferred in 2022 from AFS to held to maturity (HTM) (see Item 1 – Note 15).

The Company continued its diligent approach to balance sheet management, seeking to prioritize flexibility. Total balance sheet assets increased 4% during the third quarter of 2024 to $466.1 billion, which was due in part to client cash inflows during the quarter. The growth of client cash helped us pay down $8.9 billion of our aggregate bank supplemental funding during the quarter, which includes brokered CDs, Federal Home Loan Bank (FHLB) borrowings, and borrowings under repurchase agreements at our banks. Total bank supplemental funding ended the third quarter at $64.8 billion, down $14.8 billion, or 19%, from year-end 2023. Supported by net income, our consolidated Tier 1 Leverage Ratio increased to 9.7% as of September 30, 2024. Our consolidated adjusted Tier 1 Leverage Ratio (1), which includes AOCI in the ratio, increased to 6.7% as of the end of the third quarter, as we continue to build towards our operating objective of 6.75% - 7.00%.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

(1) Adjusted diluted EPS, adjusted total expenses, adjusted net income available to common stockholders, return on tangible common equity, and adjusted Tier 1 Leverage Ratio are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Integration of Ameritrade

In May 2024, the Company completed the conversion of the final client transition group from Ameritrade to the Schwab platform. Over the course of five client transition groups throughout the integration, we converted approximately $1.9 trillion in client assets across more than 17 million client accounts, including 7,000 RIAs, from Ameritrade to Schwab, and conversion of this final client group is a significant milestone in our integration. In connection with these transitions, we have experienced some expected attrition of client assets from retail accounts and RIAs that continues to be below our initial estimates when we announced the acquisition. We continue to expect total acquisition and integration-related costs and capital expenditures will be between $2.4 billion and $2.5 billion.

Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $23 million and $97 million for the third quarter and first nine months of 2024, respectively, and $106 million and $334 million for the third quarter and first nine months of 2023, respectively. Over the course of the integration, we expect to realize annualized cost synergies of between $1.8 billion and $2.0 billion, and, through September 30, 2024, we have achieved approximately 95% of this amount on an annualized run-rate basis. The Company expects to realize the remaining estimated cost synergies by the end of 2024, with anticipated full year synergy realization beginning in 2025. Estimated timing and amounts of costs incurred and synergies to be realized are subject to change as we work to complete the integration. Refer to Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) – Overview in our 2023 Form 10-K, Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 1 – Note 10 for additional information regarding our integration of Ameritrade.

Other

In addition to cost synergies directly related to the integration of Ameritrade, the Company took incremental actions in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. Through these actions, the Company has realized approximately $500 million of incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company expects to incur total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million, substantially all of which have been recognized as of September 30, 2024. Refer to Results of Operations – Total Expenses Excluding Interest and Item 1 – Note 10 for additional information.

Current Regulatory and Other Developments

In September 2024, the SEC adopted amendments to Rules 610 and 612 of Regulation National Market System (NMS) to (i) establish an additional minimum price increment, or “tick size,” for the quoting and trading of certain NMS stocks, (ii) reduce the exchange access fee caps, and (iii) require transparency of odd-lots. In March 2024, the SEC adopted amendments to Rule 605 of Regulation NMS requiring enhanced disclosures of order execution quality for large broker-dealers that handle retail orders. We do not expect the new rules to have a material impact on the Company’s business, financial condition, or results of operations. The two related equity market structure rule proposals released in December 2022 by the SEC remain pending.

On July 30, 2024, the Federal Deposit Insurance Corporation (FDIC) issued a notice of proposed rulemaking to amend the brokered deposits framework effective since 2021 (2021 framework) setting forth its conditions for when broker-dealers such as CS&Co that place deposits with depository institutions through brokerage sweep arrangements qualify for the primary purpose exception (PPE) from the definition of a deposit broker, and from attendant restrictions for brokered deposits, under Section 29 of the Federal Deposit Insurance Act. Under the 2021 framework, a broker-dealer qualifies for the PPE if less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. Among other changes, the FDIC is proposing a new framework that would revert back to the 10 percent threshold it applied to broker-dealers prior to 2021. The proposed new framework, certain alternatives, and other amendments described in the notice are subject to a public comment period through November 21, 2024. The impacts to Schwab from any ultimate changes will depend on further clarification of definitions and requirements in any final rule.

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

In November 2023, the FDIC approved a final special assessment to recover losses incurred by the Deposit Insurance Fund (DIF) to protect uninsured depositors due to the March 2023 closures of two banks, which was subject to potential extension and a potential one-time final special assessment for any shortfall in the DIF. The pre-tax impact of the final rule’s initial assessment to the Company was $172 million, which was tax deductible and was recognized in earnings in the fourth quarter of 2023. In late February 2024, the FDIC notified banks, including the Company’s banking subsidiaries, that the estimated assessed losses to the DIF increased. Accordingly, during the first quarter of 2024, Schwab recognized a pre-tax charge of $25 million for its estimate of this incremental special assessment, which is tax deductible. During the second quarter of 2024, the Company recognized an additional pre-tax charge of $5 million based on the FDIC’s June 2024 invoices, resulting in a year-to-date total of $30 million. The Company paid its first amount on the special assessment in the second quarter of 2024 and expects the remaining collection period to be the next two years. The FDIC has indicated that its special assessments and related collection period remain subject to further refinement.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2024		2023
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(2)%	$3,928	81%	$4,028	88%
Interest expense	(5)%	(1,706)	(35)%	(1,791)	(39)%
Net interest revenue	(1)%	2,222	46%	2,237	49%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	24%	827	17%	666	14%
Advice solutions	17%	559	12%	476	10%
Other	10%	90	2%	82	2%
Asset management and administration fees	21%	1,476	31%	1,224	26%
Trading revenue
Commissions	(2)%	388	8%	394	9%
Order flow revenue	10%	357	7%	325	7%
Principal transactions	6%	52	1%	49	1%
Trading revenue	4%	797	16%	768	17%
Bank deposit account fees	(26)%	152	3%	205	4%
Other	16%	200	4%	172	4%
Total net revenues	5%	$4,847	100%	$4,606	100%

		2024		2023
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(4)%	$11,686	82%	$12,148	85%
Interest expense	5%	(5,073)	(36)%	(4,851)	(34)%
Net interest revenue	(9)%	6,613	46%	7,297	51%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	26%	2,370	17%	1,881	13%
Advice solutions	13%	1,572	11%	1,393	10%
Other	10%	265	2%	241	1%
Asset management and administration fees	20%	4,207	30%	3,515	24%
Trading revenue
Commissions	(2)%	1,184	8%	1,210	8%
Order flow revenue	(3)%	1,066	8%	1,104	8%
Principal transactions	(5)%	141	1%	149	1%
Trading revenue	(3)%	2,391	17%	2,463	17%
Bank deposit account fees	(8)%	488	3%	531	4%
Other	1%	578	4%	572	4%
Total net revenues	(1)%	$14,277	100%	$14,378	100%

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

In response to inflation, the Federal Reserve raised the federal funds target overnight rate four times in the first three quarters of 2023 for a total of 100 basis points. The Federal Reserve maintained the upper bound of the target overnight rate at 5.50% from July 2023 through much of the first nine months of 2024 before reducing the rate by 50 basis points towards the end of September 2024.

Schwab’s average interest-earning assets in the third quarter and first nine months of 2024 were lower compared with the same periods in 2023, reflecting clients’ reallocation of cash from sweep products to higher-yielding investment cash alternatives and fixed income investments particularly throughout 2023, which resulted from the higher interest rate environment. The Company saw additional reduction of sweep cash through much of the first nine months of 2024, which also reflected strong client engagement in the equity markets. These changes in client cash reduced average balances of bank deposits in the third quarter and first nine months of 2024. To support client cash allocation activity that resulted from the higher interest rate environment during 2023 and through most of 2024, the Company has utilized bank supplemental funding, including drawing upon FHLB secured lending facilities, engaging with external financial institutions in repurchase agreements, and issuing brokered CDs. The average pace of client cash allocation out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second half of 2023, and continued to decrease through the third quarter and first nine months of 2024 from peak levels seen in mid-2023.

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2024			2023
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$27,623	$369	5.24%	$34,391	$459	5.22%
Cash and investments segregated	26,220	345	5.15%	21,987	285	5.08%
Receivables from brokerage clients	73,102	1,431	7.66%	63,760	1,282	7.87%
Available for sale securities (1)	98,645	531	2.14%	129,545	724	2.22%
Held to maturity securities (1)	151,004	650	1.71%	163,904	706	1.72%
Bank loans	42,653	484	4.52%	40,177	426	4.23%
Total interest-earning assets	419,247	3,810	3.58%	453,764	3,882	3.37%
Securities lending revenue		87			105
Other interest revenue		31			41
Total interest-earning assets	$419,247	$3,928	3.69%	$453,764	$4,028	3.50%
Funding sources
Bank deposits	$248,405	$841	1.35%	$290,853	$911	1.24%
Payables to brokerage clients	72,700	79	0.43%	63,731	66	0.41%
Other short-term borrowings	10,821	150	5.52%	7,315	97	5.26%
Federal Home Loan Bank borrowings	22,621	310	5.38%	36,287	477	5.18%
Long-term debt	22,446	208	3.71%	23,492	193	3.30%
Total interest-bearing liabilities	376,993	1,588	1.67%	421,678	1,744	1.64%
Non-interest-bearing funding sources	42,254			32,086
Securities lending expense		118			46
Other interest expense		—			1
Total funding sources	$419,247	$1,706	1.61%	$453,764	$1,791	1.56%
Net interest revenue		$2,222	2.08%		$2,237	1.94%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	2024			2023
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$30,128	$1,205	5.26%	$38,700	$1,419	4.83%
Cash and investments segregated	25,744	1,014	5.18%	29,752	1,041	4.61%
Receivables from brokerage clients	68,557	4,042	7.75%	61,682	3,533	7.55%
Available for sale securities (1)	104,830	1,680	2.13%	143,360	2,340	2.17%
Held to maturity securities (1)	154,231	1,998	1.72%	167,405	2,172	1.73%
Bank loans	41,585	1,384	4.44%	40,183	1,227	4.08%
Total interest-earning assets	425,075	11,323	3.52%	481,082	11,732	3.23%
Securities lending revenue		258			341
Other interest revenue		105			75
Total interest-earning assets	$425,075	$11,686	3.63%	$481,082	$12,148	3.35%
Funding sources
Bank deposits	$260,254	$2,602	1.34%	$315,309	$2,392	1.01%
Payables to brokerage clients	69,586	229	0.44%	68,548	205	0.40%
Other short-term borrowings	9,164	382	5.57%	7,286	280	5.13%
Federal Home Loan Bank borrowings	24,347	988	5.36%	35,896	1,387	5.11%
Long-term debt	23,299	640	3.66%	21,685	489	3.01%
Total interest-bearing liabilities	386,650	4,841	1.67%	448,724	4,753	1.41%
Non-interest-bearing funding sources	38,425			32,358
Securities lending expense		230			96
Other interest expense		2			2
Total funding sources	$425,075	$5,073	1.59%	$481,082	$4,851	1.35%
Net interest revenue		$6,613	2.04%		$7,297	2.00%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.

Net interest revenue decreased $15 million, or 1%, and $684 million, or 9%, in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. These decreases were primarily due to lower average interest-earning assets, higher average rates paid on funding sources, and lower net interest revenue contributed from securities lending, partially offset by lower average bank supplemental funding. Average interest-earning assets were lower by 8% and 12% for the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. These decreases were due primarily to lower average bank sweep deposits, which reflected client cash reallocation into higher-yielding investment cash alternatives and fixed income investments as well as client engagement with the equity markets. The decreases in average interest-earning assets in the third quarter and first nine months of 2024 were partially offset by growth in margin lending, which was supported by increased use of broker-dealer funding sources including securities lending, and growth in bank loans. Additionally, principal and interest on the AFS and HTM investment securities portfolio, along with deceleration of client cash reallocation activity, supported a reduction of bank supplemental funding balances.

Net interest margin increased to 2.08% and 2.04% during the third quarter and first nine months of 2024, respectively, compared to 1.94% and 2.00% during the same periods in 2023 as improved yields on most interest-earning assets offset higher rates paid across interest-bearing funding sources.

The Company’s average balances of FHLB borrowings and brokered CDs were lower in the third quarter of 2024 compared to the same period in 2023, which helped contribute to a 14-basis-point improvement in net interest margin for the third quarter of 2024 compared with the same period in 2023. The Company continues to prioritize repayment of bank supplemental funding balances. The total outstanding balance of bank supplemental funding decreased by $8.9 billion during the third quarter of 2024. Our use and the financial impacts of such bank supplemental funding is dependent on several factors, including the volume and pace of clients’ cash allocation activity, which is driven primarily by changes in market interest rates, as well as asset gathering and the level of maturities and paydowns on our investment securities portfolios. While client cash realignment activity has continued to decline from peak levels, uncertainty remains, including the path of market interest rates and client behavior, which could significantly impact our utilization of bank supplemental funding sources. The impacts to net interest revenue of using bank supplemental funding sources also depend on the type of funding source used, levels of interest rates, and the use of proceeds. The Company currently expects its outstanding balances of bank supplemental funding sources to decrease over time. Certain balances outstanding at September 30, 2024 will require rollover into new borrowings, the amount and costs

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

of which will depend on the above noted factors. See also Risk Management – Liquidity Risk, Capital Management, Item 1 – Note 7, Note 8, and Note 12 for additional information on these and other funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2024			2023
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$551,945	$379	0.27%	$414,074	$270	0.26%
Schwab equity and bond funds, ETFs, and CTFs	603,314	118	0.08%	485,326	99	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds (1)	354,664	224	0.25%	255,039	170	0.26%
Other third-party mutual funds and ETFs (1)	611,555	106	0.07%	632,902	127	0.08%
Total mutual funds, ETFs, and CTFs (2)	$2,121,478	$827	0.16%	$1,787,341	$666	0.15%
Advice solutions (2)
Fee-based	$554,726	$559	0.40%	$468,305	$476	0.40%
Non-fee-based	114,307	—	—	97,957	—	—
Total advice solutions	$669,033	$559	0.33%	$566,262	$476	0.33%
Other balance-based fees (3)	795,737	72	0.04%	610,450	64	0.04%
Other (4)		18			18
Total asset management and administration fees		$1,476			$1,224

Nine Months Ended September 30,
Schwab money market funds	$525,166	$1,072	0.27%	$368,788	$735	0.27%
Schwab equity and bond funds, ETFs, and CTFs	569,608	337	0.08%	466,995	284	0.08%
Mutual Fund OneSource® and other NTF funds (1)	335,813	647	0.26%	235,561	469	0.27%
Other third-party mutual funds and ETFs (1)	606,026	314	0.07%	663,577	393	0.08%
Total mutual funds, ETFs, and CTFs (2)	$2,036,613	$2,370	0.16%	$1,734,921	$1,881	0.14%
Advice solutions (2)
Fee-based	$528,850	$1,572	0.40%	$455,730	$1,393	0.41%
Non-fee-based	110,191	—	—	95,951	—	—
Total advice solutions	$639,041	$1,572	0.33%	$551,681	$1,393	0.34%
Other balance-based fees (3)	759,645	210	0.04%	588,922	189	0.04%
Other (4)		55			52
Total asset management and administration fees		$4,207			$3,515
(1) The third quarter and first nine months of 2023 include transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
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

Asset management and administration fees increased by $252 million, or 21%, and $692 million, or 20%, in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. These increases were primarily a result of higher balances in Schwab money market funds as clients shifted their cash allocations to higher-yielding investment solutions. These increases were also due to growth in balances in fee-based advice solutions and Mutual Fund OneSource, as a result of strong equity markets and, for advice solutions, net inflows of client assets.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 49% of the asset management and administration fees earned in both the third quarter and first nine months of 2024, compared with 44% and 42% in the third quarter and first nine months of 2023, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2024	2023	2024	2023	2024	2023
Balance at beginning of period	$533,586	$392,887	$564,002	$465,847	$344,813	$254,636
Net inflows (outflows)	26,829	38,265	13,238	3,010	(6,555)	(7,060)
Net market gains (losses) and other (1)	1,664	5,174	37,537	(14,763)	19,733	40,416
Balance at end of period	$562,079	$436,326	$614,777	$454,094	$357,991	$287,992

Nine Months Ended September 30,
Balance at beginning of period	$476,409	$278,926	$506,149	$412,942	$306,222	$235,738
Net inflows (outflows)	69,064	144,108	29,751	15,669	(17,579)	(18,339)
Net market gains (losses) and other (1)	16,606	13,292	78,877	25,483	69,348	70,593
Balance at end of period	$562,079	$436,326	$614,777	$454,094	$357,991	$287,992
(1) Includes $39.8 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource and Other NTF Funds for the three and nine months ended September 30, 2023.

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Commissions	$388	$394	(2)%	$1,184	$1,210	(2)%
Order flow revenue
Options	250	219	14%	740	751	(1)%
Equities	107	106	1%	326	353	(8)%
Total order flow revenue	357	325	10%	1,066	1,104	(3)%
Principal transactions	52	49	6%	141	149	(5)%
Total trading revenue	$797	$768	4%	$2,391	$2,463	(3)%

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
DATs (in thousands)	5,697	5,218	9%	5,711	5,461	5%
Product as a percentage of DATs
Equities	52%	49%		52%	49%
Derivatives	21%	24%		22%	23%
ETFs	20%	19%		19%	20%
Mutual funds	6%	6%		6%	6%
Fixed income	1%	2%		1%	2%

Number of trading days	63.5	62.5	2%	187.5	186.5	1%
Revenue per trade (1)	$2.20	$2.35	(6)%	$2.23	$2.42	(8)%
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs multiplied by the number of trading days.

Trading revenue increased $29 million in the third quarter compared to the same period in 2023, primarily due to higher volumes and changes in the mix of client trading activity. Trading revenue decreased $72 million in the first nine months of 2024 compared to the same period in 2023, reflecting lower order flow and commissions revenue primarily due to changes in the mix of client trading activity.

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

The following table presents bank deposit account fee revenue and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Bank deposit account fees	$152	$205	(26)%	$488	$531	(8)%
Average BDA balances	$83,099	$101,666	(18)%	$87,641	$107,003	(18)%
Average net yield	0.72%	0.79%		0.73%	0.66%
Percentage of average BDA balances designated as:
Fixed-rate balances	87%	91%		88%	93%
Floating-rate balances	13%	9%		12%	7%

Bank deposit account fees decreased $53 million, or 26%, and $43 million, or 8%, in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The decrease in the third quarter and first nine months of 2024 compared to the same periods in 2023 was primarily due to lower average BDA balances. The decrease in the first nine months of 2024 compared to the same period in 2023 was partially offset by $97 million of breakage fees incurred that resulted in lower bank deposit account fee revenue in the first nine months of 2023. The decrease in average BDA balances in the third quarter and first nine months of 2024 compared to the same periods in 2023 was primarily due to client cash allocation decisions in response to higher short-term market interest rates during 2023 and through most of 2024.

Average net yield decreased in the third quarter of 2024 compared to the same period in 2023, as the increase in the average amount of floating-rate BDA balances was more than offset by a decrease in average net yield on fixed-rate BDA balances. Average net yield increased in the first nine months of 2024 compared to the same period in 2023, due to the breakage fees incurred in 2023 and the increase in the average amount of floating-rate BDA balances, which was partially offset by the decrease in average net yield on fixed-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of September 30, 2024 were 84% and 16%, respectively.

Other Revenue

Other revenue includes exchange processing fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue increased $28 million, or 16%, and $6 million, or 1%, in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increase in the third quarter and first nine months of 2024 was primarily due to higher exchange processing fees and lower losses recognized on sales of AFS securities, partially offset by certain lower service and other fees and a smaller release from the provision for credit losses on bank loans. Exchange processing fees increased in the third quarter and first nine months of 2024 due to higher SEC fee rates compared to the same periods in 2023. Effective May 22, 2024, the SEC increased its fee rates applicable to most securities transactions from the rate in effect since late February 2023.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Compensation and benefits
Salaries and wages	$893	$1,229	(27)%	$2,633	$3,162	(17)%
Incentive compensation	384	300	28%	1,100	951	16%
Employee benefits and other	245	241	2%	777	793	(2)%
Total compensation and benefits	$1,522	$1,770	(14)%	$4,510	$4,906	(8)%
Professional services	256	275	(7)%	756	805	(6)%
Occupancy and equipment	271	305	(11)%	784	923	(15)%
Advertising and market development	101	102	(1)%	296	293	1%
Communications	147	151	(3)%	460	485	(5)%
Depreciation and amortization	231	198	17%	692	566	22%
Amortization of acquired intangible assets	130	135	(4)%	389	404	(4)%
Regulatory fees and assessments	88	114	(23)%	309	277	12%
Other	259	173	50%	694	535	30%
Total expenses excluding interest	$3,005	$3,223	(7)%	$8,890	$9,194	(3)%
Expenses as a percentage of total net revenues
Compensation and benefits	31%	38%		32%	34%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	32.1	35.9	(11)%
Average	32.3	36.1	(11)%	32.4	36.0	(10)%

Expenses excluding interest decreased by $218 million, or 7%, and $304 million, or 3%, in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and, beginning in the third quarter of 2023, restructuring costs, increased 6% and 3% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Total compensation and benefits expense decreased in the third quarter and first nine months of 2024 compared to the same periods in 2023, primarily due to the recognition of $276 million of restructuring costs during the third quarter of 2023. The decreases were also due to lower headcount as a result of position eliminations from the restructuring and Ameritrade integration, partially offset by higher incentive compensation and annual merit increases. Compensation and benefits included acquisition and integration-related costs of $9 million and $52 million in the third quarter of 2024 and 2023, respectively, and $44 million and $158 million in the first nine months of 2024 and 2023, respectively. Compensation and benefits also included a $34 million benefit in the first nine months of 2024, due to a change in estimated restructuring costs.

Professional services expense decreased in the third quarter and first nine months of 2024 compared to the same periods in 2023, primarily due to lower utilization of professional services as we completed the final Ameritrade client account transitions in the second quarter of 2024, and approach the completion of the Ameritrade integration. Professional services included acquisition and integration-related costs of $3 million and $37 million in the third quarter of 2024 and 2023, respectively, and $32 million and $111 million in the first nine months of 2024 and 2023, respectively.

Occupancy and equipment expense decreased in the third quarter and first nine months of 2024 compared to the same periods in 2023, primarily due to lower technology equipment and software costs, lower property tax expense, and lower occupancy costs as a result of facility closures in 2023 related to restructuring and the Ameritrade integration. Occupancy and equipment included restructuring costs of $3 million in the first nine months of 2024. Occupancy and equipment included acquisition and integration-related costs of $7 million and $21 million in the third quarter and first nine months of 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advertising and market development expense remained consistent in the third quarter and first nine months of 2024 compared to the same periods in 2023, as higher client promotional spending largely offset lower digital advertising costs.

Communications expense decreased in the third quarter and first nine months of 2024, compared to the same periods in 2023, primarily as a result of lower exchange quotation services expenses.

Depreciation and amortization expense increased in the third quarter and first nine months of 2024 compared to the same periods in 2023, primarily as a result of higher amortization of purchased and internally developed software, driven by capital expenditures in 2023 and the first nine months of 2024 primarily to enhance our technological infrastructure to support growth of the business. Depreciation and amortization expense included acquisition and integration-related costs of $8 million and $13 million in the third quarter and first nine months of 2024, respectively.

Amortization of acquired intangible assets decreased in the third quarter and first nine months of 2024 compared to the same periods in 2023, as certain assets from the Ameritrade acquisition were fully amortized during 2023.

Regulatory fees and assessments decreased in the third quarter and increased in the first nine months of 2024 compared to the same periods in 2023. The decrease in the third quarter of 2024 was primarily due to lower FDIC deposit insurance assessments, reflecting a decrease in brokered CDs compared to the third quarter of 2023, and a lower assessment base. The increase in the first nine months of 2024 was primarily as a result of incremental FDIC special assessments and higher FDIC deposit insurance assessments, reflecting greater use of brokered CDs compared to the first nine months of 2023, partially offset by a lower assessment base. The incremental FDIC special assessments totaled $30 million in the first nine months of 2024. See Current Regulatory and Other Developments for further discussion of these special assessments.

Other expense increased in the third quarter and first nine months of 2024 compared to the same periods in 2023, primarily due to higher exchange processing fees, partially offset by lower other clearing costs. The first nine months of 2024 also included a $43 million accrual related to an industry-wide regulatory review of off-channel communications (see Item 1 – Note 9). Exchange processing fees increased, due largely to higher SEC fee rates in effect during the third quarter of 2024 compared to the third quarter of 2023. Effective May 22, 2024, the SEC increased its fee rates applicable to most securities transactions from the rate in effect since late February 2023. Other expense included restructuring costs of $13 million in the first nine months of 2024. Other expense included acquisition and integration-related costs of $4 million and $26 million in the third quarter and first nine months of 2023, respectively.

Capital expenditures were $135 million and $250 million in the third quarter of 2024 and 2023, respectively, and $349 million and $605 million in the first nine months of 2024 and 2023, respectively. Capital expenditures decreased for the third quarter and first nine months of 2024 compared to the same periods in 2023, primarily due to lower purchased and internally developed software as we completed Ameritrade client account transitions in the second quarter of 2024 and approach the completion of the Ameritrade integration. As a result of higher year-to-date total net revenues and lower spending, we continue to estimate capital expenditures for full-year 2024 will be on the lower end of our previously disclosed expected range of approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $434 million and $258 million for the third quarter of 2024 and 2023, respectively, resulting in effective tax rates of 23.6% and 18.7%, respectively. Taxes on income were $1.3 billion and $1.2 billion for the first nine months of 2024 and 2023, respectively, resulting in effective tax rates of 23.9% and 22.4%, respectively. The increase in the effective tax rates in the third quarter and first nine months of 2024 compared to the same periods in 2023 was primarily due to the recognition of certain tax credits in the third quarter of 2023, partially offset by a decrease in state tax expense and additional tax credits recognized in the third quarter of 2024.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following tables:

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2024	2023	Percent Change	2024	2023	Percent Change	2024	2023
Net Revenues
Net interest revenue	3%	$1,755	$1,710	(11)%	$467	$527	(1)%	$2,222	$2,237
Asset management and administration fees	19%	1,046	877	24%	430	347	21%	1,476	1,224
Trading revenue	5%	706	672	(5)%	91	96	4%	797	768
Bank deposit account fees	(27)%	114	157	(21)%	38	48	(26)%	152	205
Other	15%	166	144	21%	34	28	16%	200	172
Total net revenues	6%	3,787	3,560	1%	1,060	1,046	5%	4,847	4,606
Expenses Excluding Interest	(4)%	2,262	2,356	(14)%	743	867	(7)%	3,005	3,223
Income before taxes on income	27%	$1,525	$1,204	77%	$317	$179	33%	$1,842	$1,383

Net new client assets (in billions) (1)	28%	$36.7	$28.6	176%	$54.1	$19.6	88%	$90.8	$48.2

Nine Months Ended September 30,
Net Revenues
Net interest revenue	(4)%	$5,212	$5,448	(24)%	$1,401	$1,849	(9)%	$6,613	$7,297
Asset management and administration fees	18%	2,966	2,523	25%	1,241	992	20%	4,207	3,515
Trading revenue	(2)%	2,104	2,148	(9)%	287	315	(3)%	2,391	2,463
Bank deposit account fees	(9)%	362	396	(7)%	126	135	(8)%	488	531
Other	4%	469	451	(10)%	109	121	1%	578	572
Total net revenues	1%	11,113	10,966	(7)%	3,164	3,412	(1)%	14,277	14,378
Expenses Excluding Interest	—	6,758	6,780	(12)%	2,132	2,414	(3)%	8,890	9,194
Income before taxes on income	4%	$4,355	$4,186	3%	$1,032	$998	4%	$5,387	$5,184

Net new client assets (in billions) (1)	(23)%	$111.5	$144.0	12%	$141.7	$126.9	(7)%	$253.2	$270.9
(1) In the third quarter and first nine months of 2024, Investor Services includes net outflows of $4.4 billion and $9.1 billion, respectively, from off-platform brokered CDs issued by CSB, and an outflow of $0.1 billion from an international relationship. Also in the first nine months of 2024, Investor Services includes an inflow of $10.3 billion from a mutual fund clearing services client. In the third quarter and first nine months of 2023, Investor Services includes net inflows of $3.3 billion and $30.1 billion, respectively, from off-platform brokered CDs issued by CSB. Also in the first nine months of 2023, Investor Services includes an inflow of $12.0 billion from a mutual fund clearing services client. In the third quarter and first nine months of 2023, Advisor Services includes an outflow of $0.8 billion from an international relationship.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 6% and 1%, respectively, in the third quarter of 2024 compared to the same period in 2023. Asset management and administration fees increased for both segments, primarily as a result of higher balances in money market funds and Mutual Fund OneSource®, and, additionally for Investor Services, fee-based advice solutions. Net interest revenue increased for Investor Services primarily due to higher margin loan balances, partially offset by other lower average interest-earning assets and higher average rates on funding sources, while net interest revenue decreased for Advisor Services primarily due to lower average interest-earning assets and higher average rates on funding sources. Additionally, trading revenue increased for Investor Services, primarily due to higher order flow revenue as a result of higher trading volume and changes in the mix of client trading activity. These increases were partially offset by decreases in bank deposit account fees for both segments, primarily due to lower average BDA balances.

Investor Services and Advisor Services total net revenues increased by 1% and decreased by 7%, respectively, in the first nine months of 2024 compared to the same period in 2023. Asset management and administration fees increased for both segments, primarily as a result of higher balances in money market funds and Mutual Fund OneSource, and, additionally for Investor Services, fee-based advice solutions. Net interest revenue decreased for both segments, primarily due to lower average interest-earning assets and higher average rates on funding sources, which were partially offset by higher margin loan balances for Investor Services. Trading revenue decreased for both segments, primarily due to lower commissions for Investor Services and lower order flow revenue for Advisor Services as a result of changes in the mix of client trading activity. Additionally, bank deposit account fees decreased for both segments, primarily due to lower average BDA balances.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest decreased by 4% in the third quarter of 2024 and remained flat in the first nine months of 2024, compared to the same periods in 2023. Advisor Services total expenses excluding interest decreased by 14% and 12% in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. Compensation and benefits expense decreased in both segments, primarily due to restructuring costs recognized during the third quarter of 2023 and lower headcount as a result of position eliminations, partially offset by higher incentive compensation and annual merit increases. Occupancy and equipment expense decreased in both segments, primarily due to lower technology equipment and software costs, lower property tax expense, and facility closures in 2023 related to restructuring and the Ameritrade integration. For Investor Services, depreciation and amortization expense increased, primarily due to higher amortization of purchased and internally developed software, driven by capital expenditures in 2023 and the first nine months of 2024 to enhance our technological infrastructure to support growth of the business. Regulatory fees and assessments increased in both segments in the first nine months of 2024, primarily due to higher FDIC assessments, as described above. In Investor Services, other expense increased primarily due to higher exchange processing fees and, for the nine-month period, accruals related to an industry-wide regulatory review of off-channel communications.

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

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. The Company utilizes interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 1 – Note 11.

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

The following table presents simulated changes to net interest revenue over the next 12 months beginning September 30, 2024 and December 31, 2023 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2024	December 31, 2023
Increase of 200 basis points	10.4%	10.8%
Increase of 100 basis points	5.2%	5.8%
Increase of 50 basis points	2.7%	3.1%
Decrease of 50 basis points	(1.8)%	0.4%
Decrease of 100 basis points	(4.1)%	(0.2)%
Decrease of 200 basis points	(9.4)%	(4.2)%

The Company’s simulated incremental increases in market interest rates had a largely consistent impact on net interest revenue as of September 30, 2024 compared to December 31, 2023. The Company’s simulated incremental decreases in market interest rates had a larger impact on net interest revenue as of September 30, 2024 compared to December 31, 2023, primarily due to lower non-maturity deposit rates, which reduced interest expense savings in a lower interest rate environment, and a decreased allocation to shorter-term liabilities across the Company’s banking subsidiaries, partially offset by lower cash balances.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents the Company’s estimated effective durations, which reflects anticipated future payments, by category:

	September 30, 2024	September 30, 2023
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	2.3	2.6
AFS investment securities portfolio	2.3	2.5
AFS and HTM investment securities portfolio	3.9	4.0
Estimated effective duration, inclusive of derivatives (1):
Consolidated total assets	2.3	2.5
AFS investment securities portfolio	2.0	2.2
AFS and HTM investment securities portfolio	3.8	3.9
(1) See Item 1 – Note 11 for additional discussion on the Company’s derivatives.

AFS and HTM securities comprised approximately 51% and 57% of the Company’s consolidated total assets as of September 30, 2024 and 2023, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both September 30, 2024 and 2023.

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

As interest rates rose in the Federal Reserve’s tightening cycle, EVE sensitivity has generally trended higher due to a shortening of liability duration. While the Company’s asset duration remained largely stable during the period of rising interest rates, liability duration shortened significantly and is now consistent with asset duration.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of September 30, 2024 and December 31, 2023, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to sell assets or meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by the liquidity and capital needs of: CS&Co, our principal broker-dealer subsidiary; the capital needs of the banking subsidiaries; principal and interest due on corporate debt; and dividend payments on CSC’s preferred and common stock. The liquidity needs of our broker-dealer subsidiary are primarily driven by client activity, including trading and margin lending activities, and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposit levels and other borrowings. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding plans to support liquidity levels during both business as usual and stressed conditions.

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

Our clients’ bank deposits and brokerage cash balances primarily originate from our 36.0 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of September 30, 2024. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

Schwab’s need for borrowings from external debt facilities arises primarily from timing differences between cash flow requirements, including in the event the outflow of client cash from the balance sheet is greater than cash flows from operations, investment securities, and bank loans; payments on interest-earning investments; movements of cash to meet regulatory brokerage client cash segregation requirements; and general corporate purposes. We maintain policies and procedures necessary to access funding, and test borrowing procedures on a periodic basis. Rollover risk is the risk that we will not be able to refinance or payoff borrowings as they mature. We manage rollover risk on borrowings, taking into account expected principal paydowns on our investment and loan portfolios along with expected deposit flows.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes external debt facilities available at September 30, 2024:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$22,600	$57,099	(1)	October 2024 - June 2025	5.34%
Federal Reserve discount window	Banking subsidiaries	—	32,481	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	8,093	—	(2)	October 2024 - May 2025	5.27%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,692		N/A	—
Unsecured commercial paper	CSC	—	5,000		N/A	—
Secured uncommitted lines of credit with various external banks	CS&Co	2,500	—	(3)	October 2024 - December 2024	5.71%
Unsecured committed revolving line of credit with various external banks	CSC	—	2,100	(4)	N/A	—
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of September 30, 2024. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 8 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 12 for additional information.
(3) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
(4) During the first quarter of 2024, CSC entered into an unsecured committed revolving line of credit with various external banks.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of September 30, 2024, the Company had additional investment securities with a par value of approximately $128 billion, or a fair value of approximately $121 billion, available to be pledged to obtain additional capacity. Additional details regarding availability and use of these facilities is described below.

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

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the Standing Repo Facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during the first nine months of 2024 and there were no amounts outstanding at September 30, 2024. CSC maintains standing bilateral repurchase agreements with external banks. Other than de minimis tests, these facilities were not used during the first nine months of 2024 and there were no amounts outstanding under these facilities at September 30, 2024.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at September 30, 2024.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

Beginning in 2024, CSC has access to an unsecured, committed revolving line of credit with various external banks. This line will expire in January 2025. Other than an overnight borrowing to test the availability, the facility was not used during the first nine months of 2024.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CS&Co maintains uncommitted, unsecured bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured, uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. CS&Co is also able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of September 30, 2024, liabilities for securities loaned totaled $12.5 billion and are included in accrued expenses and other liabilities on the condensed consolidated balance sheet. At September 30, 2024, $7.5 billion of securities loaned had overnight and continuous remaining contractual maturities; $5.0 billion of securities loaned had contractual maturities of 30-95 days and had a weighted-average interest rate of 5.09%. See Item 1 – Note 12 for additional information on securities lending activities.

CSB issues brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of September 30, 2024:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$34,075	October 2024 - September 2025	5.18%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher-yielding investment cash alternatives at Schwab. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. The average pace of client cash allocations out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second half of 2023, and continued to decrease in the first nine months of 2024.

During the third quarter of 2024, the Company saw an increase in client sweep cash, which, along with principal and interest on the AFS and HTM investment securities portfolio, supported the Company’s net reduction of $8.9 billion of aggregate bank supplemental funding. Bank deposits decreased $6.0 billion during the third quarter of 2024, which reflected a net decrease of $6.2 billion in brokered CDs, and a $0.6 billion increase in deposits swept from brokerage accounts.

During the first nine months of 2024, the Company’s cash and cash equivalents decreased $8.5 billion from year-end 2023 to $34.9 billion at September 30, 2024; cash and cash equivalents, including amounts restricted, decreased $7.5 billion from year-end 2023 to $67.0 billion at September 30, 2024. These decreases reflected a net reduction of bank supplemental funding balances of $14.8 billion and maturities of long-term debt of $3.7 billion. Bank deposits decreased during the first nine months of 2024 by $43.5 billion, which reflected a $27.4 billion decrease in deposits swept from brokerage accounts due to client cash allocations and client engagement with equity markets, as well as a net decrease in brokered CDs of $14.2 billion. Partially offsetting the decrease in bank deposits and repayment of borrowings, net investing cash inflows from our AFS and HTM securities totaled $31.1 billion in the first nine months of 2024, and net cash inflows from operations totaled $13.5 billion.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2023 Form 10-K for additional information. The Company was in compliance with the LCR rule at September 30, 2024, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	September 30, 2024	June 30, 2024
Total eligible HQLA	$56,288	$53,815
Net cash outflows	43,356	45,086
LCR	130%	120%

To support growth in margin loan balances at our broker-dealer subsidiary while meeting our LCR requirements, the Company may issue commercial paper, draw on secured lines of credit, or engage in securities lending, in addition to capital markets

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

issuances. In managing compliance with our LCR requirements, the broker-dealer subsidiary may also retain client cash balances rather than sweeping such balances to our banking subsidiaries.

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at September 30, 2024.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $22.4 billion and $26.1 billion at September 30, 2024 and December 31, 2023, respectively.

The following table provides information about our Senior Notes outstanding at September 30, 2024:

September 30, 2024	Par Outstanding	Maturity	Weighted Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$22,262	2025 - 2034	3.71%	A2	A-	A
Ameritrade Holding LLC Senior Notes	163	2025 - 2029	3.38%	A2	A-	—

New Debt Issuances

There were no new debt issuances of senior unsecured obligations in the first nine months of 2024.

Schwab additionally enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 1 – Notes 5, 6, 8, 9, and 12.

Additional information regarding our sources and uses of liquidity and management of liquidity risk is included in Part II – Item 7 – Risk Management – Liquidity Risk in our 2023 Form 10-K. See also Item 1 – Condensed Consolidated Statements of Cash Flows, Item 1 – Note 7 for the Company’s bank deposits, Item 1 – Note 8 for the Company’s debt and borrowing facilities, Item 1 – Note 12 for the Company’s securities lending activities, and Item 1 – Note 14 for the Company’s equity outstanding balances and activity.

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

Regulatory Capital Requirements

CSC and certain subsidiaries, including our banking and broker-dealer subsidiaries, are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2023 Form 10-K and in Item 1 – Note 17. As of September 30, 2024, CSC and our banking subsidiaries are considered well capitalized, and CS&Co is in compliance with its net capital requirements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC (consolidated) and CSB:

	September 30, 2024		December 31, 2023
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$47,215	$19,606	$40,958	$16,079
Less:
Preferred stock	9,191	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$38,024	$19,606	$31,767	$16,079
Less:
Goodwill, net of associated deferred tax liabilities	$11,755	$13	$11,782	$13
Other intangible assets, net of associated deferred tax liabilities	6,341	—	6,664	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	47	37	41	35
AOCI adjustment (1)	(14,620)	(12,669)	(18,131)	(15,746)
Common Equity Tier 1 Capital	$34,501	$32,225	$31,411	$31,777
Tier 1 Capital	$43,692	$32,225	$40,602	$31,777
Total Capital	43,721	32,246	40,645	31,816
Risk-Weighted Assets	118,612	79,464	128,230	83,809
Average Assets with regulatory adjustments	450,752	287,924	476,069	315,851
Total Leverage Exposure	453,939	290,001	479,302	318,007
Common Equity Tier 1 Capital/Risk-Weighted Assets	29.1%	40.6%	24.5%	37.9%
Tier 1 Capital/Risk-Weighted Assets	36.8%	40.6%	31.7%	37.9%
Total Capital/Risk-Weighted Assets	36.9%	40.6%	31.7%	38.0%
Tier 1 Leverage Ratio	9.7%	11.2%	8.5%	10.1%
Supplementary Leverage Ratio	9.6%	11.1%	8.5%	10.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 9.7% at September 30, 2024 from 9.4% at June 30, 2024 and 8.5% at year-end 2023. This increase during the third quarter of 2024 was primarily due to the benefit of net income earned during the quarter. CSB’s Tier 1 Leverage Ratio increased from 10.9% at June 30, 2024 and 10.1% at year-end 2023, ending the third quarter of 2024 at 11.2% primarily as a result of lower total assets as well as net income during the quarter.

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

During the second quarter of 2024, Schwab updated its long-term operating objective to be its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00%. As of September 30, 2024, our adjusted Tier 1 Leverage Ratio, which includes AOCI in the ratio, was 6.7% for CSC (consolidated) and 7.1% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). In working toward our long-term operating objective, the Company is continuing to retain and accrete capital organically. The Company will continue to manage its capital as described above. In evaluating returns of excess capital to stockholders, we will consider the amount of bank supplemental funding outstanding, and may choose to utilize the liquidity we would otherwise use for capital returns to repay outstanding bank supplemental funding balances.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During the first nine months of 2024, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 1 – Note 9 for further information on the 2023 IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

Cash dividends paid and per share amounts, exclusive of amounts related to preferred stock repurchases, for the first nine months of 2024 and 2023 are as follows:

	2024		2023
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,379	$.75	$1,379	$.75
Preferred Stock:
Series D (1)	33	44.64	33	44.64
Series F (2)	12	2,500.00	12	2,500.00
Series G (1)	99	4,031.25	100	4,031.25
Series H (1)	67	3,000.00	68	3,000.00
Series I (1)	62	3,000.00	63	3,000.00
Series J (1)	20	33.39	20	33.39
Series K (1)	28	3,750.00	28	3,750.00
(1) Dividends paid quarterly.
(2) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three and nine months ended September 30, 2024, and for the three months ended September 30, 2023. CSC repurchased 37 million shares of its common stock for $2.8 billion during the nine months ended September 30, 2023. As of September 30, 2024, approximately $8.7 billion remained on the authorization.

There were no repurchases of CSC’s preferred stock during the three and nine months ended September 30, 2024, and for the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased on the open market 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Share repurchases, net of issuances, are subject to a nondeductible 1% excise tax which was recognized as a direct and incremental cost associated with these transactions. For repurchases of common stock, the tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the condensed consolidated statements of income. For repurchases of preferred stock, the tax impact is included within preferred stock dividends and other on the condensed consolidated statements of income.

OTHER

Foreign Exposure
At September 30, 2024, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At September 30, 2024, the fair value of these holdings totaled $17.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $7.0 billion, the United Kingdom at $6.2 billion, and Canada at $906 million. At December 31, 2023, the fair value of these holdings totaled $12.8 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.0 billion, France at $3.2 billion, and Canada at $1.5 billion. In addition, Schwab had outstanding margin loans to foreign residents of $2.9 billion and $2.5 billion at September 30, 2024 and December 31, 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2023 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2024.

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

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below. Beginning in the third quarter of 2023, these adjustments also include restructuring costs, which the Company began incurring in connection with its previously announced plans to streamline its operations to prepare for post-integration of Ameritrade. See Item 1 – Note 10 for additional information.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total expenses excluding interest (GAAP)	$3,005	$3,223	$8,890	$9,194
Acquisition and integration-related costs (1)	(23)	(106)	(97)	(334)
Amortization of acquired intangible assets	(130)	(135)	(389)	(404)
Restructuring costs (2)	—	(279)	18	(279)
Adjusted total expenses (non-GAAP)	$2,852	$2,703	$8,422	$8,177
(1) Acquisition and integration-related costs for the three and nine months ended September 30, 2024 primarily consist of $9 million and $44 million of compensation and benefits, $3 million and $32 million of professional services, and $8 million and $13 million of depreciation and amortization. Acquisition and integration-related costs for the three and nine months ended September 30, 2023 primarily consist of $52 million and $158 million of compensation and benefits, $37 million and $111 million of professional services, $7 million and $21 million of occupancy and equipment, and $4 million and $26 million of other.
(2) Restructuring costs for the nine months ended September 30, 2024 reflect a change in estimate of $34 million in compensation and benefits, offset by $3 million of occupancy and equipment and $13 million of other. Restructuring costs for the three and nine months ended September 30, 2023 primarily consist of $276 million of compensation and benefits.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,299	$.71	$1,017	$.56	$3,761	$2.05	$3,723	$2.03
Acquisition and integration-related costs	23.01		106.06		97.05		334.18
Amortization of acquired intangible assets	130.07		135.07		389.21		404.22
Restructuring costs	—	—	279.15		(18)	(.01)	279.15
Income tax effects (1)	(36)	(.02)	(127)	(.07)	(111)	(.05)	(247)	(.13)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,416	$.77	$1,410	$.77	$4,118	$2.25	$4,493	$2.45
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Return on average common stockholders’ equity (GAAP)	14%	14%	14%	18%
Average common stockholders’ equity	$36,393	$28,274	$34,895	$27,747
Less: Average goodwill	(11,951)	(11,951)	(11,951)	(11,951)
Less: Average acquired intangible assets — net	(7,938)	(8,457)	(8,067)	(8,589)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,735	1,822	1,747	1,830
Average tangible common equity	$18,239	$9,688	$16,624	$9,037
Adjusted net income available to common stockholders (1)	$1,416	$1,410	$4,118	$4,493
Return on tangible common equity (non-GAAP)	31%	58%	33%	66%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	September 30, 2024		December 31, 2023
	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	9.7%	11.2%	8.5%	10.1%
Tier 1 Capital	$43,692	$32,225	$40,602	$31,777
Plus: AOCI adjustment	(14,620)	(12,669)	(18,131)	(15,746)
Adjusted Tier 1 Capital	29,072	19,556	22,471	16,031
Average assets with regulatory adjustments	450,752	287,924	476,069	315,851
Plus: AOCI adjustment	(15,353)	(13,480)	(19,514)	(17,194)
Adjusted average assets with regulatory adjustments	$435,399	$274,444	$456,555	$298,657
Adjusted Tier 1 Leverage Ratio (non-GAAP)	6.7%	7.1%	4.9%	5.4%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Revenues
Interest revenue	$3,928	$4,028	$11,686	$12,148
Interest expense	(1,706)	(1,791)	(5,073)	(4,851)
Net interest revenue	2,222	2,237	6,613	7,297
Asset management and administration fees	1,476	1,224	4,207	3,515
Trading revenue	797	768	2,391	2,463
Bank deposit account fees	152	205	488	531
Other	200	172	578	572
Total net revenues	4,847	4,606	14,277	14,378
Expenses Excluding Interest
Compensation and benefits	1,522	1,770	4,510	4,906
Professional services	256	275	756	805
Occupancy and equipment	271	305	784	923
Advertising and market development	101	102	296	293
Communications	147	151	460	485
Depreciation and amortization	231	198	692	566
Amortization of acquired intangible assets	130	135	389	404
Regulatory fees and assessments	88	114	309	277
Other	259	173	694	535
Total expenses excluding interest	3,005	3,223	8,890	9,194
Income before taxes on income	1,842	1,383	5,387	5,184
Taxes on income	434	258	1,285	1,162
Net Income	1,408	1,125	4,102	4,022
Preferred stock dividends and other	109	108	341	299
Net Income Available to Common Stockholders	$1,299	$1,017	$3,761	$3,723
Weighted-Average Common Shares Outstanding:
Basic	1,829	1,821	1,827	1,825
Diluted	1,834	1,827	1,833	1,832
Earnings Per Common Shares Outstanding (1):
Basic	$.71	$.56	$2.06	$2.04
Diluted	$.71	$.56	$2.05	$2.03
(1) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Note 16 for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,408	$1,125	$4,102	$4,022
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	2,434	(720)	2,807	446
Other reclassifications included in other revenue	10	24	30	44
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	576	645	1,723	1,896
Other	11	—	1	(9)
Other comprehensive income (loss), before tax	3,031	(51)	4,561	2,377
Income tax effect	(713)	29	(1,048)	(508)
Other comprehensive income (loss), net of tax	2,318	(22)	3,513	1,869
Comprehensive Income (Loss)	$3,726	$1,103	$7,615	$5,891

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$34,850	$43,337
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $13,591 and $8,844 at September 30, 2024 and December 31, 2023, respectively)	33,671	31,836
Receivables from brokerage clients — net	74,016	68,667
Available for sale securities (amortized cost of $95,871 at September 30, 2024 and $116,336 at December 31, 2023; including assets pledged of $188 and $1,733, respectively)	90,018	107,646
Held to maturity securities (including assets pledged of $8,340 at September 30, 2024 and $3,703 at December 31, 2023)	149,862	159,452
Bank loans — net	43,311	40,439
Equipment, office facilities, and property — net	3,340	3,690
Goodwill	11,951	11,951
Acquired intangible assets — net	7,873	8,260
Other assets	17,163	17,900
Total assets	$466,055	$493,178
Liabilities and Stockholders’ Equity
Bank deposits	$246,462	$289,953
Payables to brokerage clients	89,164	84,786
Accrued expenses and other liabilities	27,579	18,400
Other short-term borrowings	10,593	6,553
Federal Home Loan Bank borrowings	22,600	26,400
Long-term debt	22,442	26,128
Total liabilities	418,840	452,220
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,329 at September 30, 2024 and December 31, 2023	9,191	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at September 30, 2024 and December 31, 2023	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	27,548	27,330
Retained earnings	36,303	33,901
Treasury stock, at cost — 244,640,081 and 250,678,452 shares at September 30, 2024 and December 31, 2023, respectively	(11,230)	(11,354)
Accumulated other comprehensive income (loss)	(14,618)	(18,131)
Total stockholders’ equity	47,215	40,958
Total liabilities and stockholders’ equity	$466,055	$493,178

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at June 30, 2023	$9,191	2,023	$20	51	$1	$27,220	$32,865	$(11,420)	$(20,730)	$37,147
Net income	—	—	—	—	—	—	1,125	—	—	1,125
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(22)	(22)
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(458)	—	—	(458)
Stock option exercises and other	—	—	—	—	—	(9)	—	18	—	9
Share-based compensation	—	—	—	—	—	60	—	—	—	60
Other	—	—	—	—	—	22	—	4	—	26
Balance at September 30, 2023	$9,191	2,023	$20	51	$1	$27,293	$33,429	$(11,398)	$(20,752)	$37,784

Balance at June 30, 2024	$9,191	2,023	$20	51	$1	$27,470	$35,458	$(11,251)	$(16,936)	$43,953
Net income	—	—	—	—	—	—	1,408	—	—	1,408
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,318	2,318
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(460)	—	—	(460)
Stock option exercises and other	—	—	—	—	—	(6)	—	16	—	10
Share-based compensation	—	—	—	—	—	59	—	—	—	59
Other	—	—	—	—	—	25	—	5	—	30
Balance at September 30, 2024	$9,191	2,023	$20	51	$1	$27,548	$36,303	$(11,230)	$(14,618)	$47,215

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	4,022	—	—	4,022
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,869	1,869
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(324)	—	—	(324)
Dividends declared on common stock — $.75 per share	—	—	—	—	—	—	(1,379)	—	—	(1,379)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,869)	—	(2,869)
Stock option exercises and other	—	—	—	—	—	(110)	—	143	—	33
Share-based compensation	—	—	—	—	—	242	—	—	—	242
Other	—	—	—	—	—	86	—	(33)	—	53
Balance at September 30, 2023	$9,191	2,023	$20	51	$1	$27,293	$33,429	$(11,398)	$(20,752)	$37,784

Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	4,102	—	—	4,102
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,513	3,513
Dividends declared on preferred stock	—	—	—	—	—	—	(321)	—	—	(321)
Dividends declared on common stock — $.75 per share	—	—	—	—	—	—	(1,379)	—	—	(1,379)
Stock option exercises and other	—	—	—	—	—	(122)	—	175	—	53
Share-based compensation	—	—	—	—	—	249	—	—	—	249
Other	—	—	—	—	—	91	—	(51)	—	40
Balance at September 30, 2024	$9,191	2,023	$20	51	$1	$27,548	$36,303	$(11,230)	$(14,618)	$47,215

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$4,102	$4,022
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	267	260
Depreciation and amortization	692	566
Amortization of acquired intangible assets	389	404
Provision (benefit) for deferred income taxes	(163)	5
Premium amortization, net, on available for sale and held to maturity securities	618	614
Other	370	391
Net change in:
Investments segregated and on deposit for regulatory purposes	(818)	17,539
Receivables from brokerage clients	(5,387)	(2,502)
Other assets	169	202
Payables to brokerage clients	4,378	(24,620)
Accrued expenses and other liabilities	8,880	2,669
Net cash provided by (used for) operating activities	13,497	(450)
Cash Flows from Investing Activities
Purchases of available for sale securities	(2,250)	(775)
Proceeds from sales of available for sale securities	2,929	6,385
Principal payments on available for sale securities	19,582	31,593
Principal payments on held to maturity securities	10,888	12,030
Net change in bank loans	(2,935)	194
Purchases of equipment, office facilities, and property	(366)	(637)
Purchases of FHLB stock	(786)	(1,652)
Proceeds from sales of FHLB stock	1,005	876
Purchases of Federal Reserve stock	(134)	(212)
Proceeds from sales of Federal Reserve stock	—	98
Other investing activities	(236)	(171)
Net cash provided by (used for) investing activities	27,697	47,729
Cash Flows from Financing Activities
Net change in bank deposits	(43,491)	(82,316)
Proceeds from FHLB borrowings	20,001	41,800
Repayments of FHLB borrowings	(23,801)	(22,400)
Proceeds from other short-term borrowings	18,225	14,190
Repayments of other short-term borrowings	(14,185)	(11,296)
Issuances of long-term debt	—	4,809
Repayments of long-term debt	(3,676)	(823)
Redemption and repurchase of preferred stock	—	(467)
Dividends paid	(1,700)	(1,703)
Proceeds from stock options exercised	53	33
Repurchases of common stock and nonvoting common stock	—	(2,842)
Other financing activities	(90)	(77)
Net cash provided by (used for) financing activities	(48,664)	(61,092)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(7,470)	(13,813)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	74,473	58,720
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$67,003	$44,907

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flow Information
Non-cash investing activity:
Securities matured during the period but settled after period end	$—	$415
Changes in accrued equipment, office facilities, and property purchases	$(17)	$(32)
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$5,213	$3,851
Income taxes	$1,313	$1,243
Amounts included in the measurement of lease liabilities	$193	$190
Leased assets obtained in exchange for new operating lease liabilities	$126	$88

	September 30, 2024	September 30, 2023
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$34,850	$33,251
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	32,153	11,656
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$67,003	$44,907
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

The significant accounting policies are included in Item 8 – Note 2 in the 2023 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2024.

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

Adoption allows retrospective or prospective application, with early adoption permitted.

		January 1, 2025	The Company does not expect this guidance will have a material impact on its financial statements or disclosures.

3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest revenue
Cash and cash equivalents	$369	$459	$1,205	$1,419
Cash and investments segregated	345	285	1,014	1,041
Receivables from brokerage clients	1,431	1,282	4,042	3,533
Available for sale securities	531	724	1,680	2,340
Held to maturity securities	650	706	1,998	2,172
Bank loans	484	426	1,384	1,227
Securities lending revenue	87	105	258	341
Other interest revenue	31	41	105	75
Interest revenue	3,928	4,028	11,686	12,148
Bank deposits	(841)	(911)	(2,602)	(2,392)
Payables to brokerage clients	(79)	(66)	(229)	(205)
Other short-term borrowings	(150)	(97)	(382)	(280)
Federal Home Loan Bank borrowings	(310)	(477)	(988)	(1,387)
Long-term debt	(208)	(193)	(640)	(489)
Securities lending expense	(118)	(46)	(230)	(96)
Other interest expense	—	(1)	(2)	(2)
Interest expense	(1,706)	(1,791)	(5,073)	(4,851)
Net interest revenue	2,222	2,237	6,613	7,297
Asset management and administration fees
Mutual funds, ETFs, and CTFs	827	666	2,370	1,881
Advice solutions	559	476	1,572	1,393
Other	90	82	265	241
Asset management and administration fees	1,476	1,224	4,207	3,515
Trading revenue
Commissions	388	394	1,184	1,210
Order flow revenue	357	325	1,066	1,104
Principal transactions	52	49	141	149
Trading revenue	797	768	2,391	2,463
Bank deposit account fees	152	205	488	531
Other	200	172	578	572
Total net revenues	$4,847	$4,606	$14,277	$14,378
Note: For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Contract balances: Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $684 million and $599 million at September 30, 2024 and December 31, 2023, respectively.

The Company had net contract assets of $222 million and $239 million at September 30, 2024 and December 31, 2023, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 9.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$60,837	$—	$4,557	$56,280
U.S. Treasury securities	16,137	2	516	15,623
Corporate debt securities (1)	10,790	—	544	10,246
Asset-backed securities (2)	6,818	—	188	6,630
Foreign government agency securities	533	—	10	523
U.S. state and municipal securities	627	—	42	585
Non-agency commercial mortgage-backed securities	122	—	10	112
Other	21	—	2	19
Unallocated portfolio layer method fair value basis adjustments (3)	(14)	—	(14)	—
Total available for sale securities	$95,871	$2	$5,855	$90,018
Held to maturity securities
U.S. agency mortgage-backed securities	$149,862	$2,365	$11,230	$140,997
Total held to maturity securities	$149,862	$2,365	$11,230	$140,997

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities	$69,173	$—	$6,378	$62,795
U.S. Treasury securities	22,459	1	989	21,471
Corporate debt securities (1)	13,344	—	860	12,484
Asset-backed securities (2)	9,465	—	378	9,087
Foreign government agency securities	1,035	—	33	1,002
U.S. state and municipal securities	634	—	55	579
Non-agency commercial mortgage-backed securities	123	—	14	109
Certificates of deposit	100	—	—	100
Other	22	—	3	19
Unallocated portfolio layer method fair value basis adjustments (3)	(19)	—	(19)	—
Total available for sale securities	$116,336	$1	$8,691	$107,646
Held to maturity securities
U.S. agency mortgage-backed securities	$159,452	$1,435	$13,796	$147,091
Total held to maturity securities	$159,452	$1,435	$13,796	$147,091
(1) As of September 30, 2024 and December 31, 2023, approximately 34% and 36%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry.
(2) Approximately 57% and 61% of asset-backed securities held as of September 30, 2024 and December 31, 2023, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 28% and 24% of the asset-backed securities held as of September 30, 2024 and December 31, 2023, respectively.
(3) This represents the amount of portfolio layer method (PLM) fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 11 for more information on PLM hedge accounting.

At September 30, 2024, our banking subsidiaries had pledged investment securities with a value of $61.7 billion as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 8). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a value of $32.5 billion as collateral for this facility at September 30, 2024. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The value of these pledged securities was $1.6 billion at September 30, 2024.

At September 30, 2024, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
amortized cost of $8.3 billion. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 8 and 12 for additional information on these repurchase agreements.

At September 30, 2024, our banking subsidiaries had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $188 million as initial margin on interest rate swaps (see Notes 11 and 12). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$—	$—	$56,280	$4,557	$56,280	$4,557
U.S. Treasury securities (1)	242	—	13,878	516	14,120	516
Corporate debt securities	—	—	10,246	544	10,246	544
Asset-backed securities	—	—	6,618	188	6,618	188
Foreign government agency securities	—	—	523	10	523	10
U.S. state and municipal securities	—	—	585	42	585	42
Non-agency commercial mortgage-backed securities	—	—	112	10	112	10
Other	—	—	19	2	19	2
Total (2)	$242	$—	$88,261	$5,869	$88,503	$5,869

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities (1)	$1	$—	$62,794	$6,378	$62,795	$6,378
U.S. Treasury securities	—	—	19,450	989	19,450	989
Corporate debt securities	—	—	12,484	860	12,484	860
Asset-backed securities (1)	29	—	9,058	378	9,087	378
Foreign government agency securities	—	—	1,002	33	1,002	33
U.S. state and municipal securities	—	—	579	55	579	55
Non-agency commercial mortgage-backed securities	—	—	109	14	109	14
Other	—	—	19	3	19	3
Total (2)	$30	$—	$105,495	$8,710	$105,525	$8,710
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $14 million and $19 million at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2023 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the nine months ended September 30, 2024 and the year ended December 31, 2023. None of the Company’s AFS securities held as of September 30, 2024 and December 31, 2023 had an allowance for credit losses. All HTM securities as of September 30, 2024 and December 31, 2023 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $464 million and $565 million of accrued interest for AFS and HTM securities as of September 30, 2024 and December 31, 2023, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the nine months ended September 30, 2024, or for the year ended December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at September 30, 2024:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.3
AFS and HTM investment securities portfolio	3.9
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	2.0
AFS and HTM investment securities portfolio	3.8
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

The maturities of AFS and HTM investment securities are as follows:

September 30, 2024	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$3,200	$8,202	$9,941	$34,937	$56,280
U.S. Treasury securities	9,254	6,369	—	—	15,623
Corporate debt securities	4,651	4,075	1,520	—	10,246
Asset-backed securities	9	1,944	1,282	3,395	6,630
Foreign government agency securities	523	—	—	—	523
U.S. state and municipal securities	—	106	436	43	585
Non-agency commercial mortgage-backed securities	—	—	—	112	112
Other	—	—	—	19	19
Total fair value	$17,637	$20,696	$13,179	$38,506	$90,018
Total amortized cost (1)	$17,861	$21,752	$14,326	$41,946	$95,885
Held to maturity securities
U.S. agency mortgage-backed securities	$1,646	$9,686	$35,593	$94,072	$140,997
Total fair value	$1,646	$9,686	$35,593	$94,072	$140,997
Total amortized cost	$1,667	$10,037	$37,043	$101,115	$149,862
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $14 million at September 30, 2024.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Proceeds	$886	$3,485	$2,929	$6,385
Gross realized gains	—	1	—	1
Gross realized losses	10	25	30	45

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

September 30, 2024	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$26,744	$33	$2	$20	$55	$26,799	$14	$26,785
HELOCs (1,2)	430	1	1	3	5	435	1	434
Total residential real estate	27,174	34	3	23	60	27,234	15	27,219
Pledged asset lines	15,707	6	—	—	6	15,713	—	15,713
Other	383	—	—	1	1	384	5	379
Total bank loans	$43,264	$40	$3	$24	$67	$43,331	$20	$43,311

December 31, 2023
Residential real estate:
First Mortgages (1,2)	$26,111	$33	$2	$7	$42	$26,153	$32	$26,121
HELOCs (1,2)	473	1	1	4	6	479	2	477
Total residential real estate	26,584	34	3	11	48	26,632	34	26,598
Pledged asset lines	13,533	11	—	4	15	13,548	—	13,548
Other	297	—	—	—	—	297	4	293
Total bank loans	$40,414	$45	$3	$15	$63	$40,477	$38	$40,439
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $107 million and $100 million at September 30, 2024 and December 31, 2023, respectively.
(2) At September 30, 2024 and December 31, 2023, 42% and 43%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2024 or December 31, 2023.

At September 30, 2024, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 8).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Changes in the allowance for credit losses on bank loans were as follows:

Three Months Ended
September 30, 2024	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at beginning of period	$14	$1	$15	$—	$5	$20
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Balance at end of period	$14	$1	$15	$—	$5	$20

September 30, 2023
Balance at beginning of period	$68	$3	$71	$—	$4	$75
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(21)	(1)	(22)	—	1	(21)
Balance at end of period	$47	$2	$49	$—	$5	$54

Nine Months Ended
September 30, 2024
Balance at beginning of period	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(18)	(1)	(19)	—	1	(18)
Balance at end of period	$14	$1	$15	$—	$5	$20

September 30, 2023
Balance at beginning of period	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(19)	(2)	(21)	—	2	(19)
Balance at end of period	$47	$2	$49	$—	$5	$54

Consistent with Schwab’s loan charge-off policy for pledged asset lines (PALs) as disclosed in Item 8 – Note 2 of the 2023 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of September 30, 2024, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of September 30, 2024 and December 31, 2023, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy continued to face tight monetary policy and geopolitical unrest. Amid slower hiring and moderating inflation, the Federal Reserve lowered the federal funds target overnight rate in mid-September. However, management’s macroeconomic outlook continues to reflect a near-term continuation of elevated interest rates, with unemployment remaining relatively flat and modest home price appreciation. Though higher mortgage rates are softening demand and reducing borrower affordability, we expect constrained housing supply will keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain very strong and have improved in recent quarters. As a result of these factors, we decreased projected loss rates at September 30, 2024, as compared to December 31, 2023.

Bank loan-related nonperforming assets consisted of nonaccrual loans of $24 million and $15 million at September 30, 2024 and December 31, 2023, respectively. Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02, “Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023.

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
Borrowers’ FICO scores are provided by an independent third-party credit reporting service and are generally updated quarterly. The Origination LTV and Estimated Current LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Current LTV for each loan is updated on a monthly basis by reference to a home price appreciation index.

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	pre-2020	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$2	$1	$1	$1	$5	$—	$—	$—
620 – 679	21	5	26	29	18	12	111	—	1	1
680 – 739	228	264	741	1,109	372	230	2,944	48	32	80
≥740	2,140	2,020	4,998	9,956	3,372	1,253	23,739	244	110	354
Total	$2,389	$2,289	$5,767	$11,095	$3,763	$1,496	$26,799	$292	$143	$435
Origination LTV
≤70%	$1,649	$1,537	$4,279	$9,628	$3,136	$1,169	$21,398	$270	$100	$370
>70% – ≤90%	740	752	1,488	1,467	627	325	5,399	22	42	64
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$2,389	$2,289	$5,767	$11,095	$3,763	$1,496	$26,799	$292	$143	$435
Updated FICO
<620	$3	$7	$25	$16	$9	$16	$76	$2	$5	$7
620 – 679	18	30	63	108	44	34	297	7	8	15
680 – 739	219	202	523	820	278	157	2,199	44	22	66
≥740	2,149	2,050	5,156	10,151	3,432	1,289	24,227	239	108	347
Total	$2,389	$2,289	$5,767	$11,095	$3,763	$1,496	$26,799	$292	$143	$435
Estimated Current LTV (1)
≤70%	$1,625	$1,778	$5,022	$10,944	$3,740	$1,492	$24,601	$289	$142	$431
>70% – ≤90%	764	511	729	150	21	4	2,179	3	1	4
>90% – ≤100%	—	—	14	—	2	—	16	—	—	—
>100%	—	—	2	1	—	—	3	—	—	—
Total	$2,389	$2,289	$5,767	$11,095	$3,763	$1,496	$26,799	$292	$143	$435
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.01%	0.11%	0.04%	0.03%	0.51%	0.07%	0.07%	2.28%	0.69%
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

At September 30, 2024, First Mortgage loans of $22.4 billion had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 26% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 81% of the balance of these interest-only loans are not scheduled to reset for three or more years. Schwab’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates.

At September 30, 2024 and December 31, 2023, Schwab had $173 million and $157 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating-rate based on the prime rate plus a margin.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2024	Balance
Converted to an amortizing loan by period end (1)	$143
Within 1 year	16
> 1 year – 3 years	38
> 3 years – 5 years	35
> 5 years	203
Total	$435
(1) Includes $4 million and $9 million of HELOCs converted to amortizing loans during the three and nine months ended September 30, 2024, respectively.

At September 30, 2024, $344 million of the HELOCs portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2024, the borrowers on approximately 61% of HELOC loan balances outstanding only paid the minimum amount due.

6.    Variable Interest Entities
As of September 30, 2024 and December 31, 2023, substantially all of Schwab’s involvement with variable interest entities (VIEs) was through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended September 30, 2024 and 2023, CSB recorded amortization of $37 million and $30 million, respectively, and recognized tax credits and other tax benefits of $48 million and $35 million, respectively, associated with these investments. During the nine months ended September 30, 2024 and 2023, CSB recorded amortization of $117 million and $96 million, respectively, and recognized tax credits and other tax benefits of $150 million and $124 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2024			December 31, 2023
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,674	$934	$1,674	$1,407	$759	$1,407
Other investments (2)	209	—	241	179	—	231
Total	$1,883	$934	$1,915	$1,586	$759	$1,638
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2024 and 2027. During the nine months ended September 30, 2024 and year ended December 31, 2023, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2024	December 31, 2023
Interest-bearing deposits:
Deposits swept from brokerage accounts	$192,840	$220,274
Time certificates of deposit (1)	34,075	48,297
Checking	14,374	15,691
Savings and other	4,002	4,461
Total interest-bearing deposits	245,291	288,723
Non-interest-bearing deposits	1,171	1,230
Total bank deposits	$246,462	$289,953
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at September 30, 2024 and December 31, 2023 were 5.18% and 5.15%, respectively. As of September 30, 2024 and December 31, 2023, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Annual maturities on time certificates of deposit outstanding at September 30, 2024 are as follows:

Balance
2024	$12,401
2025	21,674
Total	$34,075

8.    Borrowings

CSC Senior Notes

CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Interest for the fixed-to-floating rate Senior Notes is payable semi-annually during the fixed-rate period of the notes and quarterly during the floating-rate period of the notes.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of September 30, 2024 and December 31, 2023:

	Date of Issuance	Principal Amount Outstanding
		September 30, 2024	December 31, 2023
CSC Fixed-rate Senior Notes:
3.550% due February 1, 2024	10/31/18	$—	$500
0.750% due March 18, 2024	03/18/21	—	1,500
3.750% due April 1, 2024	09/24/21	—	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	—	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	1,200
6.196% due November 17, 2029 (2)	11/17/23	1,300	1,300
5.853% due May 19, 2034 (3)	05/19/23	1,300	1,300
6.136% due August 24, 2034 (4)	08/24/23	1,350	1,350
Total CSC Senior Notes		22,262	25,862
Ameritrade Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	—	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding Senior Notes		163	213
Finance lease liabilities		55	85
Unamortized premium — net		61	87
Debt issuance costs		(99)	(119)
Total long-term debt		$22,442	$26,128
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at September 30, 2024 are as follows:

Maturities
2024	$6
2025	2,249
2026	4,112
2027	3,463
2028	1,950
Thereafter	10,700
Total maturities	22,480
Unamortized premium — net	61
Debt issuance costs	(99)
Total long-term debt	$22,442

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $22.6 billion and $26.4 billion outstanding under these facilities as of September 30, 2024 and December 31, 2023, respectively, and these borrowings had a weighted-average interest rate of 5.34% at both September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the collateral pledged provided additional borrowing capacity of $57.1 billion and $63.1 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at September 30, 2024 and December 31, 2023 were $10.6 billion and $6.6 billion, respectively, and had a weighted-average interest rate of 5.38% and 5.57%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $8.1 billion and $4.9 billion outstanding pursuant to such repurchase agreements at September 30, 2024 and December 31, 2023, respectively. Repurchase agreements outstanding at September 30, 2024 mature between October 2024 and May 2025.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of September 30, 2024 and December 31, 2023, our collateral pledged provided total borrowing capacity of $32.5 billion and $6.2 billion, respectively, of which no amounts were outstanding at the end of either period. During the first quarter of 2024 and the year ended December 31, 2023, our banking subsidiaries had access to funding through the Federal Reserve Bank Term Funding Program (BTFP). This program offered loans through March 11, 2024 of up to one year in length, and amounts available were dependent upon the par value of certain investment securities pledged as collateral. As of September 30, 2024, there was no collateral pledged or borrowings outstanding under the BTFP. As of December 31, 2023, our collateral pledged provided total borrowing capacity of $39.2 billion. There were no borrowings outstanding at December 31, 2023.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There were no amounts outstanding at September 30, 2024 or December 31, 2023. Beginning in 2024, CSC has access to an unsecured, committed revolving line of credit with various external banks with a total borrowing capacity of $2.1 billion. There were no amounts outstanding as of September 30, 2024. CSC and CS&Co also have access to unsecured, uncommitted lines of credit with external banks with total borrowing capacity of $1.7 billion; no amounts were outstanding as of September 30, 2024 or December 31, 2023.

CS&Co maintains secured, uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $2.5 billion outstanding at September 30, 2024 and $950 million outstanding as of December 31, 2023. TDAC also previously maintained secured uncommitted lines of credit. Prior to the final client account conversions to CS&Co from the Ameritrade broker-dealers, TDAC could borrow on either a demand or short-term basis and pledged client margin securities as collateral. The TDAC lines of credit were terminated as of September 30, 2024. There was $700 million outstanding under the TDAC lines of credit at December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on FHLB borrowings and other short-term borrowings outstanding at September 30, 2024 are as follows:

	2024	2025	Total
FHLB borrowings	$8,900	$13,700	$22,600
Other short-term borrowings	5,094	5,499	10,593
Total	$13,994	$19,199	$33,193

9.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC (Rocket Mortgage®). Pursuant to the Program, Rocket Mortgage originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage. CSB purchased First Mortgages of $1.1 billion and $765 million during the third quarters of 2024 and 2023, respectively, and $2.6 billion and $2.4 billion during the first nine months of 2024 and 2023, respectively. CSB purchased HELOCs with commitments of $38 million and $49 million during the third quarters of 2024 and 2023, respectively, and $121 million and $144 million during the first nine months of 2024 and 2023, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	September 30, 2024	December 31, 2023
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$1,962	$2,996
Commitments to purchase First Mortgage loans	958	351
Total	$2,920	$3,347

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

IDA agreement: On May 4, 2023, the Company executed the 2023 IDA agreement with the TD Depository Institutions that replaced and superseded the previous agreement dated November 24, 2019, as amended. The 2023 IDA agreement specifies responsibilities, including certain contingent obligations, of the Company going forward. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement. During the first nine months of 2024, Schwab did not move IDA balances to its balance sheet.

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

As of September 30, 2024, the total ending IDA balance was $84.0 billion, of which $70.2 billion was fixed-rate obligation amounts and $13.8 billion was floating-rate obligation amounts. As of December 31, 2023, the total ending IDA balance was $97.5 billion, of which $83.7 billion was fixed-rate obligation amounts and $13.8 billion was floating-rate obligation amounts.

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

Ford Order Routing Litigation: On September 15, 2014, Ameritrade Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants failed to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiff sought unspecified damages and injunctive and other relief. On September 14, 2018, the District Court granted plaintiff’s motion for class certification, and defendants petitioned for an immediate appeal of the District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff renewed his motion for class certification, which the District Court granted on September 20, 2022. Defendants

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
appealed, and in a decision filed on September 3, 2024, the Court of Appeals again reversed the District Court’s certification of a class. Plaintiff is now pursuing his claims individually in arbitration. The likelihood such claims would be material to the financial condition, operating results, or cash flows of the Company is remote.

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

10.    Exit and Other Related Liabilities

Integration of Ameritrade

The Company’s integration work continued during the first nine months of 2024, including completion of the final client transition group from the Ameritrade broker-dealers to CS&Co in May 2024. The Company expects to continue to incur acquisition and integration-related costs throughout the remainder of 2024 to decommission duplicative platforms and complete integration work. Such costs have included, and are expected to continue to include, professional fees, such as legal, advisory, and accounting fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements. The Company has also incurred exit and other related costs to attain anticipated synergies, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures, such as accelerated amortization and depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending, and support the Company’s ability to achieve integration objectives including expected synergies.

Inclusive of costs recognized through September 30, 2024, Schwab currently expects to incur total exit and other related costs for the integration of Ameritrade ranging from $475 million to $525 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. Our estimates of the nature, amounts, and timing of recognition of acquisition and integration-related costs remain subject to change as we work to complete the integration. During the three months ended September 30, 2024 and 2023, the Company recognized $14 million and $16 million of acquisition-related exit costs, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $27 million and $56 million of acquisition-related exit costs, respectively. The Company expects that remaining exit and other related costs will be incurred and charged to expense over the next 3 months. In addition to ASC 420 Exit or Disposal Cost Obligations (ASC 420), certain of the costs associated with these activities are accounted for in accordance with ASC 360 Property, Plant and Equipment (ASC 360), ASC 712 Compensation — Nonretirement Post Employment Benefits (ASC 712), ASC 718 Compensation — Stock Compensation (ASC 718), and ASC 842 Leases (ASC 842).

The following is a summary of the Ameritrade integration activity in the Company’s exit and other related liabilities as of September 30, 2024 and activity for the nine months ended September 30, 2024:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2023 (1)	$42	$12	$54
Amounts recognized in expense (2)	7	3	10
Costs paid or otherwise settled	(47)	(13)	(60)
Balance at September 30, 2024 (1)	$2	$2	$4
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the Ameritrade integration exit and other related costs recognized in expense for the three and nine months ended September 30, 2024:

	Investor Services			Advisor Services
Three Months Ended September 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$3	$—	$3	$2	$—	$2	$5
Occupancy and equipment	—	1	1	—	—	—	1
Depreciation and amortization	—	5	5	—	3	3	8
Total	$3	$6	$9	$2	$3	$5	$14

	Investor Services			Advisor Services
Nine Months Ended September 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$7	$—	$7	$3	$—	$3	$10
Occupancy and equipment	—	2	2	—	—	—	2
Depreciation and amortization	—	9	9	—	4	4	13
Other	—	2	2	—	—	—	2
Total	$7	$13	$20	$3	$4	$7	$27
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes the Ameritrade integration exit and other related costs incurred from October 6, 2020 through September 30, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$250	$—	$250	$68	$—	$68	$318
Occupancy and equipment	—	42	42	—	9	9	51
Depreciation and amortization	—	11	11	—	5	5	16
Professional services	—	1	1	—	—	—	1
Other	—	22	22	—	7	7	29
Total	$250	$76	$326	$68	$21	$89	$415
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

Other

With significant progress made in the integration of Ameritrade, the Company took incremental actions in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. In order to achieve anticipated cost savings through these actions, the Company expects to incur exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million inclusive of costs recognized through September 30, 2024 as described below. The Company anticipates the remaining costs, primarily related to real estate, will be incurred during 2024. In addition to ASC 420, certain of the costs associated with these activities are accounted for in accordance with ASC 360, ASC 712, ASC 718, and ASC 842.

The following is a summary of the restructuring activity in the Company’s exit and other related liabilities as of September 30, 2024 and activity for the nine months ended September 30, 2024:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2023 (1)	$171	$63	$234
Amounts recognized in expense (2)	(25)	(9)	(34)
Costs paid or otherwise settled	(146)	(54)	(200)
Balance at September 30, 2024 (1)	$—	$—	$—
(1) Included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits are included in compensation and benefits on the condensed consolidated statements of income. The nine months ended September 30, 2024 includes a reduction of the liability resulting from changes in estimates of $27 million and $9 million in Investor Services and Advisor Services, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The were no restructuring exit and other related costs recognized in expense for the three months ended September 30, 2024. The following table summarizes the restructuring exit and other related costs (benefits) recognized in expense for the nine months ended September 30, 2024:

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

The following table summarizes the restructuring exit and other related costs recognized in expense for the three and nine months ended September 30, 2023:

	Investor Services			Advisor Services
Three and Nine Months Ended September 30,	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$202	$—	$202	$74	$—	$74	$276
Occupancy and equipment	—	1	1	—	1	1	2
Other	—	1	1	—	—	—	1
Total	$202	$2	$204	$74	$1	$75	$279
(1) Costs related to facility closures. These costs, which are primarily comprised of accelerated amortization of ROU assets, relate to the impact of abandoning leased properties. Accelerated amortization of ROU assets are included in occupancy and equipment on the condensed consolidated statements of income.

The following table summarizes the restructuring exit and other related costs incurred from July 1, 2023 through September 30, 2024:

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $8.8 billion and $8.9 billion at September 30, 2024 and December 31, 2023, respectively, that were designated as fair value hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$1	$—	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative liabilities as of September 30, 2024 and derivative assets and liabilities as of December 31, 2023 were less than $500 thousand.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of September 30, 2024, there was a $73 million reduction of derivative assets and an $8 million reduction of derivative liabilities related to variation margin settlements. As of December 31, 2023, there was an $87 million reduction of derivative assets and a $2 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts were recorded in AFS securities on the condensed consolidated balance sheets related to fair value hedges:

	September 30, 2024	December 31, 2023
Amortized cost of hedged AFS securities (1,2)	$8,837	$8,765
Cumulative fair value hedging adjustment included in the amortized cost of hedged AFS securities (1,2)	(66)	(85)
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.0 billion and $2.1 billion, respectively, of which $1.5 billion and $1.6 billion, respectively, was designated in a portfolio layer hedging relationship. The cumulative basis adjustments associated with these hedging relationships were a reduction of the amortized cost basis of the closed portfolios of $14 million and $19 million at September 30, 2024 and December 31, 2023, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $2 million at September 30, 2024, which is recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities. At December 31, 2023, the cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of less than $500 thousand.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships recognized in interest revenue:
Hedged items	$216	$(182)	$19	$(304)
Derivatives designated as hedging instruments (1)	(214)	182	(19)	304
(1) Excludes net income from periodic interest accruals and receipts of $20 million and $36 million for the three and nine months ended September 30, 2024, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
12.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of September 30, 2024 and December 31, 2023 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $1.3 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

Repurchase agreements: Schwab enters into collateralized repurchase agreements with external financial institutions in which the Company sells securities and agrees to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash and/or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured short-term borrowings associated with these collateralized repurchase agreements are presented gross in the condensed consolidated balance sheets.

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

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2024
Assets
Resale agreements (1)	$13,591	$—	$13,591	$—	$(13,591)	(2)	$—
Securities borrowed (3)	1,311	—	1,311	(1,270)	(40)		1
Interest rate swaps (4)	1	—	1	—	—	(5)	1
Total	$14,903	$—	$14,903	$(1,270)	$(13,631)		$2
Liabilities
Repurchase agreements (6)	$8,093	$—	$8,093	$—	$(8,093)		$—
Securities loaned (7)	12,469	—	12,469	(1,270)	(10,648)		551
Secured short-term borrowings (8)	2,500	—	2,500	—	(2,500)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$23,062	$—	$23,062	$(1,270)	$(21,241)		$551

December 31, 2023
Assets
Resale agreements (1)	$8,844	$—	$8,844	$—	$(8,844)	(2)	$—
Securities borrowed (3)	1,563	—	1,563	(1,307)	(253)		3
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,407	$—	$10,407	$(1,307)	$(9,097)		$3
Liabilities
Repurchase agreements (6)	$4,903	$—	$4,903	$—	$(4,903)		$—
Securities loaned (7)	5,397	—	5,397	(1,307)	(3,619)		471
Secured short-term borrowings (8)	1,650	—	1,650	—	(1,650)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$11,950	$—	$11,950	$(1,307)	$(10,172)		$471
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At September 30, 2024 and December 31, 2023, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.8 billion and $9.0 billion, respectively.
(3) Included in other assets in the condensed consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Derivative liabilities as of September 30, 2024 and derivative assets and liabilities as of December 31, 2023 were less than $500 thousand.
(5) At September 30, 2024 and December 31, 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $188 million and $195 million, respectively. See Notes 4 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At September 30, 2024 and December 31, 2023, the fair value of collateral pledged in connection with repurchase agreements was $8.6 billion and $5.3 billion, respectively. See Note 8 for additional information.
(7) Included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At September 30, 2024, $7.5 billion of securities loaned had overnight and continuous remaining contractual maturities and $5.0 billion of securities loaned had contractual maturities of 30 - 95 days. At December 31, 2023, remaining contractual maturities of securities loaned were predominantly overnight and continuous. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2024 and December 31, 2023.
(8) Included in other short-term borrowings in the condensed consolidated balance sheets. See below for collateral pledged and Note 8 for additional information.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Margin lending: Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. The following table summarizes the fair value of client securities that were available, under such regulations, that could have been used as collateral, as well as the fair value of securities that we had pledged to third-parties under such regulations and from securities borrowed transactions:

	September 30, 2024	December 31, 2023
Fair value of client securities available to be pledged	$101,320	$86,911
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$20,040	$13,355
Fulfillment of client short sales	6,144	7,009
Securities lending to other broker-dealers	11,725	4,688
Collateral for secured short-term borrowings	3,292	1,991
Total collateral pledged to third-parties	$41,201	$27,043
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $163 million and $179 million at September 30, 2024 and December 31, 2023, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2023 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2024 or December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

September 30, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,694	$—	$—	$14,694
Total cash equivalents	14,694	—	—	14,694
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	17,569	—	17,569
Total investments segregated and on deposit for regulatory purposes	—	17,569	—	17,569
Available for sale securities:
U.S. agency mortgage-backed securities	—	56,280	—	56,280
U.S. Treasury securities	—	15,623	—	15,623
Corporate debt securities	—	10,246	—	10,246
Asset-backed securities	—	6,630	—	6,630
Foreign government agency securities	—	523	—	523
U.S. state and municipal securities	—	585	—	585
Non-agency commercial mortgage-backed securities	—	112	—	112
Other	—	19	—	19
Total available for sale securities	—	90,018	—	90,018
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,318	85	—	1,403
Mutual funds and ETFs	981	—	—	981
State and municipal debt obligations	—	42	—	42
U.S. Government securities	—	12	—	12
Total other securities owned	2,299	139	—	2,438
Interest rate swaps	—	1	—	1
Total other assets	2,299	140	—	2,439
Total assets	$16,993	$107,727	$—	$124,720
Accrued expenses and other liabilities:
Other	$2,084	$36	$—	$2,120
Total accrued expenses and other liabilities	2,084	36	—	2,120
Total liabilities	$2,084	$36	$—	$2,120

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments
The following tables present the fair value hierarchy for other financial instruments:

September 30, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$20,156	$20,156	$—	$—	$20,156
Cash and investments segregated and on deposit for regulatory purposes	16,055	2,505	13,550	—	16,055
Receivables from brokerage clients — net	73,958	—	73,958	—	73,958
Held to maturity securities:
U.S. agency mortgage-backed securities	149,862	—	140,997	—	140,997
Total held to maturity securities	149,862	—	140,997	—	140,997
Bank loans — net:
First Mortgages	26,785	—	23,959	—	23,959
HELOCs	434	—	465	—	465
Pledged asset lines	15,713	—	15,713	—	15,713
Other	379	—	379	—	379
Total bank loans — net	43,311	—	40,516	—	40,516
Other assets	5,055	—	5,055	—	5,055
Liabilities
Bank deposits	$246,462	$—	$246,462	$—	$246,462
Payables to brokerage clients	89,164	—	89,164	—	89,164
Accrued expenses and other liabilities	17,551	—	17,551	—	17,551
Other short-term borrowings	10,593	—	10,593	—	10,593
Federal Home Loan Bank borrowings	22,600	—	22,600	—	22,600
Long-term debt	22,387	—	22,013	—	22,013

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$28,764	$28,764	$—	$—	$28,764
Cash and investments segregated and on deposit for regulatory purposes	11,438	2,628	8,810	—	11,438
Receivables from brokerage clients — net	68,629	—	68,629	—	68,629
Held to maturity securities:
U.S. agency mortgage-backed securities	159,452	—	147,091	—	147,091
Total held to maturity securities	159,452	—	147,091	—	147,091
Bank loans — net:
First Mortgages	26,121	—	23,226	—	23,226
HELOCs	477	—	508	—	508
Pledged asset lines	13,548	—	13,548	—	13,548
Other	293	—	293	—	293
Total bank loans — net	40,439	—	37,575	—	37,575
Other assets	4,960	—	4,960	—	4,960
Liabilities
Bank deposits	$289,953	$—	$289,953	$—	$289,953
Payables to brokerage clients	84,786	—	84,786	—	84,786
Accrued expenses and other liabilities	7,609	—	7,609	—	7,609
Other short-term borrowings	6,553	—	6,553	—	6,553
Federal Home Loan Bank borrowings	26,400	—	26,400	—	26,400
Long-term debt	26,043	—	25,000	—	25,000

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
14.    Stockholders’ Equity

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the three and nine months ended September 30, 2024, and for the three months ended September 30, 2023. CSC repurchased 37 million shares of its common stock for $2.8 billion during the nine months ended September 30, 2023. As of September 30, 2024, approximately $8.7 billion remained on the authorization.

There were no repurchases of CSC’s preferred stock during the three and nine months ended September 30, 2024, and for the three months ended September 30, 2023. The Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market during the nine months ended September 30, 2023. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

Share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2024	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating-Rate	Margin Over Reset / Floating -Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	September 30, 2024 (1)	December 31, 2023 (1)		September 30, 2024	December 31, 2023	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.950%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (4)	2.575%
Series G (2)	24,580	24,580	100,000	2,428	2,428	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,785	1,429,785		$9,191	$9,191
(1) Represented by depositary shares.
(2) The dividend rate for Series G, Series I, and Series K resets on each five-year anniversary from the first reset date.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) The reset/floating-rate for Series F will be determined by the calculation agent prior to the commencement of the floating-rate period using what the calculation agent determines to be the industry-accepted substitute or successor base rate to LIBOR.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared (1)	Per Share Amount
Series D (2)	$11.2	$14.88	$11.2	$14.88	$33.5	$44.64	$33.5	$44.64
Series F (3)	—	—	—	—	12.2	2,500.00	12.2	2,500.00
Series G (2)	33.0	1,343.75	33.0	1,343.75	99.0	4,031.25	99.3	4,031.25
Series H (2)	22.2	1,000.00	22.2	1,000.00	66.7	3,000.00	68.2	3,000.00
Series I (2)	20.6	1,000.00	20.6	1,000.00	61.8	3,000.00	62.5	3,000.00
Series J (2)	6.7	11.13	6.7	11.13	20.1	33.39	20.1	33.39
Series K (2)	9.3	1,250.00	9.3	1,250.00	28.1	3,750.00	28.1	3,750.00
Total	$103.0		$103.0		$321.4		$323.9
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
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at June 30, 2023	$(20,730)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $(182)	(538)
Other reclassifications included in other revenue, net of tax expense (benefit) of $6	18
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $147	498
Balance at September 30, 2023	$(20,752)

Balance at June 30, 2024	$(16,936)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $577	1,857
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $134	442
Other (1)	11
Balance at September 30, 2024	$(14,618)

Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $79	367
Other reclassifications included in other revenue, net of tax expense (benefit) of $11	33
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $420	1,476
Other, net of tax expense (benefit) of $(2)	(7)
Balance at September 30, 2023	$(20,752)

Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $654	2,153
Other reclassifications included in other revenue, net of tax expense (benefit) of $7	23
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $387	1,336
Other (1)	1
Balance at September 30, 2024	$(14,618)
(1) Tax expense (benefit) was less than $500 thousand.

In 2022, the Company transferred a portion of its AFS securities to the HTM category. The transfer of these securities to the HTM category reduces the Company’s exposure to fluctuations in AOCI that can result from unrealized losses on AFS securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to net income. As of September 30, 2024, the total remaining unamortized loss on these securities transferred to HTM included in AOCI was $10.2 billion net of tax effect ($13.3 billion pre-tax).

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

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,369	$39	$1,094	$31	$3,988	$114	$3,910	$112
Preferred stock dividends and other (1)	(106)	(3)	(105)	(3)	(332)	(9)	(291)	(8)
Net income available to common stockholders	$1,263	$36	$989	$28	$3,656	$105	$3,619	$104
Denominator
Weighted-average common shares outstanding — basic	1,778	51	1,770	51	1,776	51	1,774	51
Basic earnings per share	$.71	$.71	$.56	$.56	$2.06	$2.06	$2.04	$2.04
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,263	$36	$989	$28	$3,656	$105	$3,619	$104
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	36	—	28	—	105	—	104	—
Allocation of net income available to common stockholders:	$1,299	$36	$1,017	$28	$3,761	$105	$3,723	$104
Denominator
Weighted-average common shares outstanding — basic	1,778	51	1,770	51	1,776	51	1,774	51
Conversion of nonvoting shares to voting shares	51	—	51	—	51	—	51	—
Common stock equivalent shares related to stock incentive plans	5	—	6	—	6	—	7	—
Weighted-average common shares outstanding — diluted (2)	1,834	51	1,827	51	1,833	51	1,832	51
Diluted earnings per share	$.71	$.71	$.56	$.56	$2.05	$2.05	$2.03	$2.03
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 14 million and 18 million for the three and nine months ended September 30, 2024, respectively, and 15 million and 18 million for the three and nine months ended September 30, 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At September 30, 2024, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$34,501	29.1%	N/A		$5,338	4.5%
Tier 1 Risk-Based Capital	43,692	36.8%	N/A		7,117	6.0%
Total Risk-Based Capital	43,721	36.9%	N/A		9,489	8.0%
Tier 1 Leverage	43,692	9.7%	N/A		18,030	4.0%
Supplementary Leverage Ratio	43,692	9.6%	N/A		13,618	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,225	40.6%	$5,165	6.5%	$3,576	4.5%
Tier 1 Risk-Based Capital	32,225	40.6%	6,357	8.0%	4,768	6.0%
Total Risk-Based Capital	32,246	40.6%	7,946	10.0%	6,357	8.0%
Tier 1 Leverage	32,225	11.2%	14,396	5.0%	11,517	4.0%
Supplementary Leverage Ratio	32,225	11.1%	N/A		8,700	3.0%

December 31, 2023
CSC
Common Equity Tier 1 Risk-Based Capital	$31,411	24.5%	N/A		$5,770	4.5%
Tier 1 Risk-Based Capital	40,602	31.7%	N/A		7,694	6.0%
Total Risk-Based Capital	40,645	31.7%	N/A		10,258	8.0%
Tier 1 Leverage	40,602	8.5%	N/A		19,043	4.0%
Supplementary Leverage Ratio	40,602	8.5%	N/A		14,379	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,777	37.9%	$5,448	6.5%	$3,771	4.5%
Tier 1 Risk-Based Capital	31,777	37.9%	6,705	8.0%	5,029	6.0%
Total Risk-Based Capital	31,816	38.0%	8,381	10.0%	6,705	8.0%
Tier 1 Leverage	31,777	10.1%	15,793	5.0%	12,634	4.0%
Supplementary Leverage Ratio	31,777	10.0%	N/A		9,540	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of September 30, 2024, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2024, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2024, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2024 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas state-chartered savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At September 30, 2024, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities, and the entities held total assets of $25.8 billion and $9.6 billion, respectively. Based on their regulatory capital ratios, at September 30, 2024, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co are as follows:

	September 30, 2024	December 31, 2023
CS&Co
Net capital	$9,888	$5,629
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	1,786	1,069
Net capital in excess of required net capital	$8,102	$4,560

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at September 30, 2024. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

Following the completion of the final client account conversions to CS&Co from the Ameritrade broker-dealers in May 2024, TD Ameritrade, Inc. and TDAC subsequently submitted Uniform Requests for Broker-Dealer Withdrawal (BDW) to terminate their registration as broker-dealers with the SEC, the Financial Industry Regulatory Authority, Inc. (FINRA), and other applicable regulatory organizations. As of September 30, 2024, TDAC continued to be registered as a broker-dealer and was in compliance with its respective net capital requirements. As of September 30, 2024, TD Ameritrade, Inc. was no longer registered as a broker-dealer with the SEC and FINRA and was not subject to the Uniform Net Capital Rule.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2024	2023	2024	2023	2024	2023
Net Revenues
Net interest revenue	$1,755	$1,710	$467	$527	$2,222	$2,237
Asset management and administration fees	1,046	877	430	347	1,476	1,224
Trading revenue	706	672	91	96	797	768
Bank deposit account fees	114	157	38	48	152	205
Other	166	144	34	28	200	172
Total net revenues	3,787	3,560	1,060	1,046	4,847	4,606
Expenses Excluding Interest	2,262	2,356	743	867	3,005	3,223
Income before taxes on income	$1,525	$1,204	$317	$179	$1,842	$1,383

Nine Months Ended September 30,
Net Revenues
Net interest revenue	$5,212	$5,448	$1,401	$1,849	$6,613	$7,297
Asset management and administration fees	2,966	2,523	1,241	992	4,207	3,515
Trading revenue	2,104	2,148	287	315	2,391	2,463
Bank deposit account fees	362	396	126	135	488	531
Other	469	451	109	121	578	572
Total net revenues	11,113	10,966	3,164	3,412	14,277	14,378
Expenses Excluding Interest	6,758	6,780	2,132	2,414	8,890	9,194
Income before taxes on income	$4,355	$4,186	$1,032	$998	$5,387	$5,184

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 9.

Item 1A.     Risk Factors

During the first nine months of 2024, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2023 Form 10-K.

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

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2024 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
July:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	36	$73.68	N/A	N/A
August:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	49	$64.25	N/A	N/A
September:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	5	$64.25	N/A	N/A
Total:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	90	$67.99	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2024, certain of our directors and officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold		Latest Expiration (3)
Carrie Schwab-Pomerantz, Director	Adoption	8/14/2024	x	—	240,000	(4)	10/16/2025
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Plans expire at the close of trading on the date presented or at such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).
(4) Includes 96,000 shares to be sold by a trust for which the director’s spouse is a trustee.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 8, 2024	/s/ Michael Verdeschi
Michael Verdeschi
Managing Director and Chief Financial Officer