Form 10-K
period 2024-12-31
SCHWAB CHARLES CORP
filed 2025-02-26
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant was $122.8 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

As of February 12, 2025, 1,813,567,665 shares of $.01 par value Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 22, 2025, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2024

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.     Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company. CSC engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2024, Schwab had $10.10 trillion in client assets, 36.5 million active brokerage accounts, 5.4 million workplace plan participant accounts, and 2.0 million banking accounts.

Principal business subsidiaries of CSC include the following:

•Charles Schwab & Co., Inc. (CS&Co), incorporated in 1971, a securities broker-dealer;
•Charles Schwab Bank, SSB (CSB), our principal banking entity; and
•Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs).

In May 2024, the Company completed the final client account conversions to CS&Co from the Ameritrade broker-dealers, TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. (TDAC). Accordingly, these entities are no longer principal business subsidiaries. See Business Acquisition below for additional information regarding the integration.

Unless otherwise indicated, the terms “Schwab,” “the Company,” “we,” “us,” or “our” mean CSC together with its consolidated subsidiaries.

Schwab provides financial services to individuals and institutional clients through two segments – Investor Services and Advisor Services. The Investor Services segment provides retail brokerage, investment advisory, and banking and trust services to individual investors, and retirement plan and business services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking and trust, and support services to independent registered investment advisors (RIAs), independent retirement advisors, and recordkeepers. These services are further described in the segment discussion below.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $75 trillion, which means the Company’s $10.10 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

Within Investor Services, our competition in serving individual investors spans brokerage, wealth management, and asset management firms, as well as banks, trust companies, financial technology companies, and retirement service providers. In the Advisor Services arena, we compete with institutional custodians, wirehouses, regional and independent broker-dealers, banks, and trust companies.

THE CHARLES SCHWAB CORPORATION

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

Business Acquisition

Acquisition of Ameritrade

The Company acquired TD Ameritrade Holding Corporation, now Ameritrade Holding LLC (Ameritrade Holding) and its consolidated subsidiaries (collectively referred to as Ameritrade), effective October 6, 2020. The Company’s integration of Ameritrade is now complete. Through the integration, the Company generally adopted Schwab platforms and systems, though we’ve leveraged certain material advantages in Ameritrade’s platforms, including our comprehensive integration of Ameritrade’s thinkorswim® and thinkpipes® trading platforms, education, and tools into our offerings for retail and RIA clients. In 2023, we launched Schwab Trading Powered by Ameritrade™, an enhanced trading experience made possible by the combination of the thinkorswim trading platform with Schwab’s trading capabilities on Schwab.com and Schwab Mobile. We have also incorporated Ameritrade Institutional’s customizable portfolio rebalancing solution, iRebal®, as part of our offering for independent advisor clients.

Over the course of five client transition groups in 2023 and 2024, we converted approximately $1.9 trillion in client assets across more than 17 million client accounts, including 7,000 RIAs, from Ameritrade to Schwab. In May 2024, the Company completed the conversion of the final Ameritrade client transition group to the Schwab platform. Following the completion of the final client account conversions to CS&Co, TD Ameritrade, Inc., and TDAC submitted Uniform Requests for Broker-Dealer Withdrawal (BDW) to terminate their registration as broker-dealers with the SEC, the Financial Industry Regulatory Authority, Inc. (FINRA), and other applicable regulatory organizations, and as of December 31, 2024, TD Ameritrade, Inc. and TDAC are no longer registered as broker-dealers with the SEC and FINRA.

For additional information on our integration of Ameritrade, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) – Overview and Part II – Item 8 – Financial Statements and Supplementary Data (Item 8) – Note 16.

IDA Agreement

Concurrently with the execution of the Agreement and Plan of Merger, dated as of November 24, 2019, as amended (the Merger Agreement) to acquire Ameritrade, CSC entered into an amended and restated insured deposit account agreement with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions) (the 2019 IDA agreement), which became effective October 6, 2020. On May 4, 2023, the Company executed the Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement) with the TD Depository Institutions that replaced and superseded the 2019 IDA agreement. Consistent with the 2019 IDA agreement, in accordance with the 2023 IDA agreement, cash held in eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions remains at 15 basis points, as it was in the 2019 IDA agreement.

For additional information on the 2023 IDA agreement, see Part II – Item 7 – Capital Management and Item 8 – Note 15.

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
•Managed investing solutions – managed portfolios of both proprietary and third-party mutual funds and ETFs, separately managed accounts, customized personal advice for tailored portfolios, specialized planning, and full-time portfolio management;
•Alternative investments – access to a variety of third-party alternative investments, such as private equity and real estate on Schwab’s alternative investment platforms – Schwab Alternative Investment OneSource® and Schwab Alternative Investment Marketplace;
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

Investor Services

Charles Schwab initially founded the Company 50 years ago to provide individual investors with access to the financial markets at a highly competitive cost. The Company has expanded offerings over time in response to client needs, aiming to provide a compelling and often disruptive solution in the marketplace. The Investor Services segment includes the following business units: Retail Investor; Workplace Financial Services, which includes Retirement Plan Services, Retirement Business Services (formerly part of Advisor Services), Stock Plan Services, and Designated Brokerage Services; Mutual Fund Clearing Services; and Off-Platform Sales.

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

We believe in the power of investing and the importance of planning in helping clients achieve their financial goals. At the core of our offer is our broad set of relationship models that help personalize the investing journey for our clients and offer them the choice of where, when, and how they do business with us. Financial Consultants, Active Trader Financial Consultants, and Wealth Consultants in Schwab’s branches and regional centers focus on building client relationships. We also have a range of roles to support clients with a broad set of specialized needs, including financial planning, managed investing, trading, trust, equity compensation, and lending. Additionally, we have teams focused on supporting the advice and education needs of all our clients and corporate plan participants irrespective of asset levels at Schwab. To better meet the differentiated needs of our more affluent clients, we offer Schwab Private Client Services™ for clients with $1 million – $10 million and Schwab Private Wealth Services™ for clients with $10 million or more in total assets. Clients enrolled in these offerings have access to a dedicated relationship and service team, specialists, expedited processing, pricing discounts and product access.

Our advisory solutions span a broad range of discretionary and non-discretionary choices, with minimum investments starting as low as $5,000, making it accessible to a broad set of investors. Our premier advisory solution, Schwab Wealth Advisory™, features a personal advice relationship with a dedicated Wealth Advisor, supported by a team of wealth management professionals who provide individualized service, financial planning, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution. We offer referrals to independent RIAs in the Schwab Advisor Network® for clients seeking personalized portfolio management, financial planning, and wealth management solutions. We provide investors access to professional investment management in a diversified account that is invested exclusively in either

THE CHARLES SCHWAB CORPORATION

mutual funds or ETFs through the Schwab Managed Portfolios™ and the Windhaven Investment Management® Strategies, or equity securities and ETFs through the ThomasPartners® Investment Management Strategies. Through Wasmer Schroeder™ Strategies, more than 20 fixed income strategies and separately managed account offerings are available to retail clients, including two positive impact strategies, a multi-sector income strategy, and ultra-short-term U.S. Treasury ladder strategies. We also refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account™ program. Schwab Personalized Indexing® allows clients to own individual stocks that reflect the characteristics of an index in a professionally managed solution, enabling greater customization and tax efficiency. Schwab Intelligent Portfolios® is available for clients who are looking to have their assets professionally managed via a fully automated online investment advisory service. Schwab Intelligent Portfolios Premium®, a hybrid advisory service, offers clients an advisory service which combines our robo-advice technology with unlimited guidance provided by a CERTIFIED FINANCIAL PLANNER™ to make financial and investment planning more accessible to investors. Schwab Intelligent Income® is a low-cost solution designed to offer a simple, modern way to generate income from existing investment portfolios.

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

To meet the specific needs of trading clients, Schwab offers integrated web-, mobile-, and software-based trading platforms, real-time market data, access to an extensive set of tradeable products, premium research, and multi-channel access, as well as sophisticated account and trade management features, risk management tools, and dedicated service support – all at highly competitive pricing. In addition to equities, ETFs, and 24/5 trading on select securities, qualified clients can trade options, futures, and forex. In 2023, we introduced Schwab Trading Powered by Ameritrade™, which brings together the best of Schwab and Ameritrade’s trading platforms, comprehensive education, and specialized service.

Schwab’s international business offers clients outside the U.S. the ability to invest in U.S. markets. For clients living inside the U.S., it offers multicurrency and foreign exchange trading. For all clients, it offers trading in foreign stocks. In addition, Schwab serves both foreign investors and U.S. clients with preferred language needs who wish to trade or invest in U.S. dollar-based securities.

We also offer clients a range of self-service education and support tools, providing quick and efficient access to a broad lineup of information, research, tools, and administrative services, which clients can access according to their needs. Schwab Coaching delivers online and in-person workshops as well as live and on-demand webcasts. In addition, we provide educational content including articles, videos, podcasts, and interactive courses covering a broad range of financial topics designed to support investors of all experience levels. Additionally, we provide various online research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of analysis tools available to clients, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Schwab Equity Ratings International®, an international ranking methodology, covers stocks of approximately 4,000 foreign companies.

Another example of expanding access to investing includes Schwab Stock Slices®, a service which enables investors to purchase a single stock slice, or up to 30 different stock slices at once, from the Standard & Poor’s® 500 Index (S&P 500®), commission-free through our online channels. We also offer Schwab Investing Themes®, a thematic investing offer that uses proprietary research and technology to identify trends, opportunities, and relevant companies and group them into themes in which clients can invest in just a few clicks. The Schwab Trading Activity Index™ is a proprietary, behavior-based index created by Schwab, designed to indicate the sentiment of retail investors’ portfolios. It measures what investors are doing and how they are actually positioned in the markets.

Workplace Financial Services includes Retirement Plan Services, Retirement Business Services, Stock Plan Services, and Designated Brokerage Services. Retirement Plan Services offers a bundled retirement plan product for a range of plan types that provides retirement plan sponsors with extensive investment options, trustee or custodial services, and plan participant-level recordkeeping. Retirement plan design features, which increase plan efficiency and achieve plan sponsor goals, are also offered, including automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In addition to an open architecture investment platform, we offer a managed investing service to help plan participants work toward their retirement goals. Individuals investing for retirement through 401(k) plans can take advantage of bundled offerings of multiple investment choices, education, third-party advice, and an integrated brokerage window.

Beginning in 2024, the Investor Services segment includes the Retirement Business Services business unit within Workplace Financial Services. Retirement Business Services provides trust, custody, brokerage, and software services to independent

THE CHARLES SCHWAB CORPORATION

retirement plan advisors and independent recordkeepers. Through Retirement Business Services, retirement plan assets are held at Charles Schwab Trust Bank (Trust Bank) or trusteed by a separate, independent trustee, or through brokerage accounts at CS&Co. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans. The Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with our investment, technology, brokerage, trust, and custodial services.

Stock Plan Services offers equity compensation stock plan administrators full-service recordkeeping for stock plans, stock options, restricted stock, performance shares, stock appreciation rights, and a full range of participant support services that includes education and investing services to individual equity plan participants. Specialized services for executive transactions and reporting, corporate actions, grant acceptance tracking, and other services are offered to stock plan administrators to meet the needs of administering the reporting and compliance aspects of an equity compensation plan. Designated Brokerage Services supports employers’ needs for employee account surveillance (trading and reporting) through a consultative and best practices approach. Comprehensive single-custodian solutions combine technology with experienced service team members to help compliance professionals manage risk. Single-custodian solutions provide Schwab account trading data via an outbound direct data feed to industry regulated companies’ proprietary compliance solutions or third-party compliance monitoring systems.

Lastly, we also offer Mutual Fund Clearing Services and Off-Platform Sales. Mutual Fund Clearing Services provides open-end mutual fund trading, settlement, and related transactional services to banks, brokerage firms, and trust companies. Off-Platform Sales offers proprietary mutual funds, ETFs, and collective trust funds (CTFs) outside the Company and not on the Schwab platform. They are included within the Investor Services segment given their leveraging of the products and services offered to individual investors.

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

THE CHARLES SCHWAB CORPORATION

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

As part of our integration of Ameritrade, we have added some of the best features from Ameritrade into our ongoing offerings. The Company’s thinkpipes® trading platform offers real-time charting and efficient trading and allocation, and iRebal® provides customizable portfolio rebalancing – both now part of our ongoing offering for RIA clients.

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

Holding Company and Bank Regulation

CSC is a savings and loan holding company and is regulated, supervised, and examined by the Board of Governors of the Federal Reserve System (Federal Reserve). CSC has elected to be treated as a Financial Holding Company (FHC) by the Federal Reserve. In addition to the activities that a savings and loan holding company that has not elected to be treated as an FHC is permitted to conduct, an FHC may also engage in activities that are financial in nature or incidental to a financial activity (FHC Activities), including underwriting, dealing and making markets in securities, various insurance underwriting activities, and making merchant banking investments in non-financial companies.

The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible FHC Activities if the FHC or any of its depository institution subsidiaries ceases to meet the applicable eligibility requirements, including requirements that the FHC and each of its depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.” If the Federal Reserve finds that an FHC fails to meet these requirements, the FHC and its subsidiaries may not commence any new FHC Activity, either de novo or through an acquisition, without prior Federal Reserve approval. The Federal Reserve may also impose any additional limitations or conditions on the conduct or activities of the FHC or any of its subsidiaries as it deems appropriate. If the FHC still fails to satisfy the applicable eligibility requirements 180 days after the Federal Reserve’s finding, the agency may require divestiture of all of the FHC’s depository institution subsidiaries or, alternatively, the FHC may elect to cease all of its FHC Activities. In addition, if any depository institution controlled by an FHC fails to maintain at least a “Satisfactory” rating under the Community Reinvestment Act of 1977 (CRA), the FHC and its subsidiaries are prohibited from

THE CHARLES SCHWAB CORPORATION

engaging in additional FHC Activities. As a result of our election to be treated as an FHC and the election of our depository institution subsidiaries to be deemed savings associations under the Home Owners’ Loan Act, a statutory prohibition limits those subsidiaries from making loans or other extensions of credit to any affiliate unless that affiliate engages, directly or indirectly, only in activities permissible under section 4(c) of the Bank Holding Company Act.

CSC’s three depository institution subsidiaries are CSB, CSC’s principal depository institution subsidiary, Charles Schwab Premier Bank, SSB (CSPB), and Trust Bank. CSB and CSPB are Texas-chartered state savings banks headquartered in Westlake, Texas, and Trust Bank is a Nevada state-chartered savings bank with its main office located in Westlake, Texas. CSB and CSPB are currently regulated, supervised, and examined by the Federal Reserve, the Texas Department of Savings and Mortgage Lending (TDSML), the Consumer Financial Protection Bureau (CFPB), and the Federal Deposit Insurance Corporation (FDIC). Trust Bank is currently regulated, supervised, and examined by the Federal Reserve, the Nevada Financial Institutions Division, the CFPB, and the FDIC. CSC, CSB, CSPB, and Trust Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

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

The banking regulators have established four risk-based categories for determining the regulatory capital and liquidity requirements applicable to large U.S. banking organizations with $100 billion or more in total consolidated assets based on their total assets, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. CSC is generally subject to the requirements under Category III based on its total consolidated assets of between $250 billion and less than $700 billion and having less than $75 billion in cross-jurisdictional activity. If the average of our total consolidated assets for the four most recent calendar quarters is $700 billion or more, or the average of our cross-jurisdictional activity for the four most recent calendar quarters is $75 billion or more, we will move into Category II. As of December 31, 2024, CSC had total consolidated assets of approximately $480 billion and cross-jurisdictional activity of approximately $27 billion.

Capital requirements for Category III banking organizations include the generally applicable risk-based capital and Tier 1 leverage ratio requirements (the “standardized approach” framework), the minimum 3.0% supplementary leverage ratio, the stress capital buffer (CSC), the capital conservation buffer (banking subsidiaries), and the countercyclical capital buffer, which is currently 0%. As a large savings and loan holding company, CSC is subject to the stress capital buffer requirement, which applies to risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital). Under the currently applicable capital requirements, Category III organizations are not subject to the “advanced approaches” regulatory capital framework and are permitted to opt out of including most components of accumulated other comprehensive income (AOCI) in their regulatory capital calculations. CSC made this opt out election and excludes most components of AOCI from its regulatory capital. Category II organizations are not permitted to opt out of including AOCI in their regulatory capital calculations and have additional requirements for calculating risk-based capital ratios and risk-weighted assets.

In July 2023, the Federal Reserve, together with the Office of the Comptroller of the Currency and the FDIC, issued a notice of proposed rulemaking with amendments to the regulatory capital rules. Among other things, the proposed rules would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk, phased in over a three-year transition period. See Part II – Item 7 – Current Regulatory and Other Developments and Part II – Item 7 – Capital Management for additional information on these proposed regulatory changes.

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

THE CHARLES SCHWAB CORPORATION

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

The final Net Stable Funding Ratio (NSFR) rule was jointly adopted by the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC to strengthen the resilience of large bank and savings and loan holding companies by requiring them to maintain a minimum level of stable funding based on the liquidity characteristics of the holding company’s assets, commitments, and derivative exposures over a one-year time horizon. The requirement is expressed as a ratio of a banking organization’s available stable funding (ASF) to its required stable funding (RSF). Under the NSFR rule, CSC and our banking subsidiaries are required to maintain ASF in an amount equal to 100% of its RSF on an ongoing, daily basis. CSC is also required to publicly disclose its quarterly NSFR on a semi-annual basis.

Capital Stress Testing

Under the current Federal Reserve capital stress testing rules, savings and loan holding companies that are Category III banking organizations and state member banks with total consolidated assets over $250 billion are required to disclose the results of company-run stress tests in even-numbered years. In the most recent cycle in 2024, CSC and CSB conducted company-run stress tests, reported the results of their stress testing to the Federal Reserve, and published a summary of their stress test results.

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

Pursuant to the Federal Reserve’s requirements, savings and loan holding companies with total consolidated assets of $100 billion or more, including CSC, are subject to an annual Comprehensive Capital Analysis and Review (CCAR) process, which requires submission of an annual capital plan to the Federal Reserve. These requirements also impose a stress capital buffer requirement, floored at 2.5 percent of risk-weighted assets. In June 2024, the Company received the results of the Federal Reserve’s 2024 CCAR. These results included the Federal Reserve’s estimate of CSC’s minimum capital ratios under the supervisory severely adverse scenario for the nine-quarter horizon beginning December 31, 2023 and ending March 31, 2026. Based on these results, CSC’s calculated stress capital buffer remains below the 2.5% minimum, resulting in a stress capital buffer at the 2.5% floor. This 2.5% stress capital buffer became applicable on October 1, 2024. See Part II – Item 8 – Note 24 for additional information regarding our capital requirements.

Additional Enhanced Prudential Standards

In addition to the capital stress testing regime discussed above, the Federal Reserve’s enhanced prudential standards rules also extend the applicability of certain additional enhanced prudential standards to large savings and loan holding companies, with the specific requirements tailored based on the same four-category framework utilized in the interagency regulatory capital and liquidity rules. These additional enhanced prudential standards, applicable to large U.S. bank holding companies under section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), include: risk management and risk committee requirements; liquidity risk management, liquidity stress testing, and liquidity buffer requirements; and single

THE CHARLES SCHWAB CORPORATION

counterparty credit limits. CSC is required to comply with these risk management and risk committee requirements, the liquidity risk-management, stress testing, and buffer requirements, as well as the single counterparty credit limits.

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

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions (IDIs) with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (IDI resolution plans) dating to a rule adopted in 2012. In June 2024, the FDIC adopted a new final rule with additional requirements for IDI resolution plans. Under the new final rule, large banks with total assets of at least $100 billion are required to submit comprehensive resolution plans that meet enhanced standards. These IDIs generally are required to submit a full resolution plan every three years under the new final rule with limited supplements filed in the off years. Among other requirements, the final rule requires periodic testing to validate capabilities and processing needed in resolution, and the FDIC will make certain credibility assessments of the IDI resolution plan. Under the new final rule, CSB is required to submit an IDI resolution plan to the FDIC on or before July 1, 2025. CSC is not subject to a separate holding company resolution plan requirement.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rates by two basis points, which became effective for the first quarterly assessment period of 2023. The FDIC has stated that this change is intended to raise the FDIC’s DIF reserve ratio to the minimum threshold within the FDIC’s established DIF restoration plan, and will remain in effect until the DIF reserve ratio meets the FDIC’s long-term goal of 2%. In November 2023, the FDIC approved a special assessment to recover losses incurred by the DIF in 2023 to protect uninsured depositors due to the March 2023 closures of two banks. See Part II – Item 7 – Current Regulatory and Other Developments for additional information regarding the special assessment.

Brokered Deposits

The FDIC’s amended brokered deposits rule became effective April 1, 2021, which established a new framework for determining whether deposits made through arrangements between third parties and depository institutions constitute brokered deposits and more specifically to clarify the circumstances under which broker-dealers that place deposits with depository institutions through brokerage sweep arrangements, such as CS&Co, qualify for the “primary purpose exception” from the definition of a deposit broker. Under this framework, the FDIC established a “25 percent” business relationship designated exception where a broker-dealer or other third party may qualify for the primary purpose exception by filing a notice with the FDIC indicating that less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. Funds swept by our broker-dealer subsidiary to Schwab’s depository institution subsidiaries and third-party banks continue to qualify for the primary purpose exception under this framework.

In July 2024, the FDIC issued a notice of proposed rulemaking to amend the brokered deposits framework; see Part II – Item 7 – Current Regulatory and Other Developments for additional information regarding this proposed rulemaking.

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

Broker-Dealer, Futures Commission Merchant (FCM), Forex Dealer Member (FDM), and Investment Advisor Regulation

Our principal broker-dealer subsidiary, CS&Co, is registered as a broker-dealer with the U.S. Securities and Exchange Commission (SEC or Commission), the fifty states, the District of Columbia, the U.S. Virgin Islands, and the Commonwealth of Puerto Rico. CS&Co, CSIM, and certain of our other subsidiaries are registered as investment advisors with the SEC. Charles Schwab Futures and Forex LLC (CSFF) is registered as an FCM and FDM with the Commodity Futures Trading Commission (CFTC).

Much of the regulation of broker-dealers has been delegated to SROs. CS&Co is a member of FINRA and the Municipal Securities Rulemaking Board (MSRB). In addition, CS&Co is a member of Nasdaq Stock Market, Cboe EDGX Exchange, Inc., and MEMX LLC. In addition to the SEC, the primary regulators of CS&Co are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is the primary regulator for CSFF’s futures, commodities, and forex trading activities.

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

The Uniform Net Capital Rule prohibits broker-dealers from paying cash dividends, making unsecured advances or loans or repaying subordinated loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or

THE CHARLES SCHWAB CORPORATION

less than 120% of its minimum dollar requirement. See Part II – Item 8 – Note 24 for additional information regarding our net capital requirements.

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

Human Capital

We believe that hiring people who share our corporate purpose of helping clients achieve their financial goals is an essential element of executing our “Through Clients’ Eyes” strategy, and we seek to attract, retain, and motivate the talent Schwab needs to successfully serve our clients and grow our business. As of December 31, 2024, Schwab had full-time, part-time, and temporary employees, and persons employed on a contract basis, that represented the equivalent of approximately 32,100 full-time employees.

Schwab offers a compensation package that rewards both employee and company performance. The package encompasses an array of compensation components in addition to base pay including performance-based incentive pay, equity awards, recognition awards, and a range of health and wellness benefits. We also offer benefits and resources designed to help our employees achieve their financial goals, including a 401(k) plan, an employee stock purchase plan, financial planning consultations, and disability and life insurance options. In addition, Schwab offers programs to help with employee career growth including mentorship, development, and leadership programs as well as reimbursement for qualified business-related education and training. We also encourage and empower employees to volunteer in the communities where we live and work, offering paid time off for every employee to volunteer in his or her community. The Company offers a hybrid work and flexibility approach to work arrangements that is designed to balance the importance our employees place on workplace flexibility with the benefits of in-person interactions to train and learn from one another, build human connections, and maintain Schwab’s culture as we serve our clients.

We seek to build a workforce with a wide range of perspectives and experiences, which supports our strategy and helps us better serve our clients. We focus on attracting highly qualified talent with varied backgrounds and perspectives by maintaining a strong employer brand and expanding where and how we meet prospective employees. For Schwab employees, we support a number of Employee Resource Groups (ERGs), which are employee-driven and provide support, leadership development opportunities, and connection. Our ERGs are open to all employees, are not limited by affiliation, and help us build an inclusive culture. Additionally, our leaders are responsible for creating an environment where all people can do their best work, and for fostering the development of high-performance teams that value the individual strengths of every employee. We regularly request feedback from our employees through surveys.

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

All such filings are available free of charge either on our website or by request via email (investor.relations@schwab.com), or mail (Charles Schwab Investor Relations at 3000 Schwab Way, Westlake, TX 76262).

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

The monetary policies of the Federal Reserve, which regulates the supply of money and credit in the United States, have a significant effect on our operating results. Actions taken by the Federal Reserve, including changes in its target funds rate and its own balance sheet management, are difficult to predict and can affect our financial results, including net interest revenue and bank deposit account fees, and the market value of our investment securities. These policies can have implications for clients’ allocation to cash as we experienced in recent years, and higher or lower client cash balances have an impact on our capital requirements, as well as liquidity implications if such changes in allocation are sudden. Investor sentiment and market and trading dynamics can affect client preferences and security selection, and can impact transactions and asset-based revenues.

A significant change in client cash allocations could negatively impact our income.

We rely heavily on client cash balances to generate revenue. Cash awaiting investment may be used to extend margin loans to clients or be swept to our banking subsidiaries and those bank deposits are then used to extend loans to clients and purchase investment securities. We also sweep a portion of such cash to the TD Depository Institutions pursuant to the 2023 IDA agreement, through which we earn bank deposit account fees. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, would likely reduce our income. As a result of the rapid increases in short-term interest rates in 2022 and 2023, the Company saw a significant decrease in clients’ asset allocation to sweep cash and greater client investment in higher-yielding alternatives at Schwab such as fixed income investments and proprietary purchased money market funds. To help facilitate these changes in client cash allocations, the Company utilized higher-cost supplemental funding sources, which negatively impacted the Company’s net income.

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

Though the Company may benefit from a rising interest rate environment, a rise in interest rates may cause our funding costs to increase if market conditions or the competitive environment induces us to raise our interest rates to avoid losing deposits, or replace deposits with higher-cost funding sources without offsetting increases in yields on interest-earning assets, which can reduce the benefit of higher market interest rates to our net interest revenue, as we experienced in recent years. The rapid increases in market interest rates experienced in 2022 and 2023 also contributed to increased unrealized losses on our investment

THE CHARLES SCHWAB CORPORATION

securities portfolios. Increased unrealized losses on investment securities or other assets on our balance sheet can reduce market or client confidence in us, which could limit our ability to attract new client assets and accounts or result in the transfer of client assets and accounts from the Company.

A rise in interest rates may also reduce our bank deposit account fee revenue, as clients may reallocate assets out of bank deposit account balances and into higher-yielding investment alternatives, as we experienced in recent years. The 2023 IDA agreement involves certain commitments, including the maintenance of prescribed minimum and maximum insured deposit account balances (IDA balances), that limit our ability to respond to changes in interest rates and may impact our profitability and bank deposit account fee revenue. The bank deposit account fee revenue that we earn related to the IDA agreement may be less than the net interest revenue that we could have earned if the deposit balances were swept to our banking subsidiaries rather than the TD Depository Institutions. When we are permitted to reduce the IDA balances, we can only move the balances to our banking subsidiaries if we have sufficient capital.

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

Events affecting the financial services industry may also result in potentially adverse changes to laws or regulations governing banks and savings and loan holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital or liquidity requirements or increased FDIC premiums and special assessments, which could have a material impact on our business. Following the failure of several U.S. banks in 2023, the U.S. federal banking agencies proposed rules that would significantly impact our regulatory capital requirements, including requiring us to include AOCI in regulatory capital, as well as rules that would require minimum levels of eligible long-term debt at CSC and our banking subsidiaries. As a result of heightened regulatory focus on capital requirements, the Company took measures to increase its capital, including revising its long-term operating objective. In addition, the cost of resolving the 2023 bank failures resulted in increased FDIC costs and may prompt the FDIC to further increase its premiums or to issue additional special assessments, which could have a material negative impact on our profitability and our business.

Liquidity Risk

A significant decrease in our liquidity could negatively affect our business as well as reduce client confidence in us.

Maintaining adequate liquidity is crucial to our business operations, including transaction settlement, custody requirements, and lending commitments, among other liquidity needs. We meet our liquidity needs primarily from working capital and cash generated by client activity as well as external financing. Fluctuations in client cash or deposit balances, as well as market conditions or changes in regulatory treatment of client deposits, may affect our ability to meet our liquidity needs. While Schwab maintains diversified sources of funding, a reduction in our liquidity position could reduce client confidence in us, which could result in the transfer out of client assets and accounts, or could cause us to fail to satisfy our liquidity requirements, including the LCR. In addition, if our broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, or if a depository institution subsidiary is unable to obtain regulatory approval, when required, to declare a dividend, regulators could limit the subsidiaries’ ability to upstream funds to CSC or limit their operations, which could reduce CSC’s liquidity and adversely affect its ability to repay debt, pay dividends on CSC’s preferred stock and common stock, repurchase its shares, or redeem its preferred stock. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect our liquidity position include CS&Co having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in banking or brokerage client accounts, such as the significant client reallocation from sweep cash to higher-yielding investments that we experienced in recent years in response to rapid interest rate increases, a dramatic increase in our lending

THE CHARLES SCHWAB CORPORATION

activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in us resulting in unanticipated withdrawals of client funds. The Company’s margin lending activity has significantly increased in recent years, reflecting growth from our acquisition of Ameritrade and market-driven factors.

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

As a participant in the financial services industry, Schwab relies on access to external financing in the normal course of business. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC and CS&Co maintain multiple sources of external financing including unsecured uncommitted bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities, financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

When short-term interest rates rapidly increase, as they did in 2022 and 2023, client movement of certain cash balances out of our sweep features and into higher-yielding alternatives generally increases. When these outflows outpace excess cash on hand and cash generated by maturities and paydowns on our investment and loan portfolios, as they have in recent years, we may need to rely on supplemental funding, such as advances under Federal Home Loan Bank (FHLB) secured credit facilities, borrowings under repurchase agreements with external financial institutions, issuances of brokered certificates of deposit (CDs), or other sources of funding, which have higher costs and could be subject to limitations on availability. In addition, to access new FHLB advances or roll over existing advances, our banking subsidiaries must maintain positive tangible capital, as defined by the Federal Housing Finance Agency (FHFA). Larger unrealized losses on our available for sale (AFS) portfolio due to higher market interest rates negatively impact our capital position inclusive of AOCI, including our tangible capital.

Operational Risk

Security breaches of our systems, or those of our clients or third parties, may subject us to significant liability and damage our reputation.

Our business involves the secure processing, storage, and transmission of confidential information about our clients and us. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile and cloud technologies to conduct financial transactions, and the increased sophistication and activities, including the use of artificial intelligence technologies, of organized crime, activists, hackers and other external parties, including foreign state actors. Our systems and those of other financial institutions, as well as those of our third-party service providers, have been and will continue to be the frequent target of cyber attacks, malicious code, computer viruses, ransomware, and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential client information), account takeovers, unavailability of service or other events. Despite our efforts to ensure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Data security breaches may also result from non-technical means, for example, employee misconduct.

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

Security breaches, including breaches of our security measures or those of our third-party service providers, could result in a violation of applicable privacy and other laws and could subject us to significant liability or loss that may not be covered by insurance, actions by our regulators, damage to our reputation, or a loss of confidence in our security measures which could harm our business. We may be required to expend significant additional resources to modify our protective measures or to

THE CHARLES SCHWAB CORPORATION

investigate and remediate vulnerabilities or other exposures. We may also be required to pay ransom to threat actors to restore or prevent dissemination of data.

We also face risk related to external fraud involving the misappropriation and use of clients’ user names, passwords or other personal information to gain access to our clients’ financial accounts. This could occur from the compromise of clients’ personal electronic devices or as a result of a data security breach at an unrelated company where clients’ personal information is taken and then made available to fraudsters. Additionally, data exposure can result from a failure to adequately destroy data during system or asset decommissioning, which might result in client or Company information being made available to external parties in error. Such risks have grown in recent years due to the increased sophistication and activities of organized crime and other external parties, including foreign state-sponsored parties. Losses reimbursed to clients under our guarantee against unauthorized account activity could have a negative impact on our business, financial condition, and results of operations.

Technology and operational failures or errors and other operational risks could subject us to losses, litigation, regulatory actions, and reputational damage.

We must process, record and monitor a large number of transactions and our operations are highly dependent on the integrity of our technology systems and our ability to make timely enhancements and additions to our systems. System interruptions, errors or downtime can result from a variety of causes, including changes in client use patterns, technological failure, changes to our systems, linkages with third-party systems and power failures and can have a significant impact on our business and operations. Our systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for asset management, capital planning and management, risk management, stress testing and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, cyber attacks, terrorist attacks, natural disaster, extreme weather, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events. For example, we and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. Cloud technologies are critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. We have experienced, and could, in the future, experience cloud service disruptions that lead to delays in accessing data that is important to our businesses. Such disruptions, such as the broad-reaching cloud platform outages that impacted multiple industries in 2024, can and have hindered our clients’ access to our platforms. It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to process and settle client transactions. Despite our efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of our vendors or other third parties.

While we devote substantial attention and resources to the reliability, capacity and scalability of our systems, we occasionally experience extraordinary trading volumes, which have caused and could cause our computer systems to operate at unacceptably slow speeds or even fail, affecting our ability to process client transactions and potentially resulting in some clients’ orders being executed at prices they did not anticipate. Disruptions in service and slower system response times could result in substantial losses, decreased client satisfaction, reputational damage, and regulatory inquiries. We are also dependent on the integrity and performance of securities exchanges, clearing houses, market makers, dealers, and other intermediaries to which client orders are routed for execution and settlement. System failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices and cancelled orders, cause substantial losses for us and for our clients, and subject us to claims from our clients for damages, and cause reputational harm. We experienced in 2024 technology outages of client websites, mobile applications, and certain corporate technology as a result of technological issues with third-party service providers that we use to support websites and mobile applications used by us and our clients. An internal issue or issues with vendor or industry systems and connectivity could materially impact our operations and ability to service clients, subject us to material losses, and cause reputational harm.

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

THE CHARLES SCHWAB CORPORATION

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

We rely on external service providers to perform certain key technology, cloud infrastructure, processing, servicing, and support functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties, natural disasters, extreme weather, power outage, public health crises, political developments, war, international disputes, or for any other reason, and our inability to make alternative arrangements in a timely manner could disrupt our operations, impact our ability to offer certain products and services, and result in financial losses to us. As a result of both broad-reaching and company-specific technology impacts from our third-party service providers, we have experienced in recent years outages of client websites, mobile applications, and certain corporate technology. During the COVID-19 pandemic, we temporarily lost the services from some of our outsourced service providers which contributed to increased client service response and processing times. Switching to an alternative service provider may require a transition period and result in less efficient operations.

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

When clients purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, we are subject to the risk that clients may default on their obligations when the value of the securities and cash in their accounts falls below the amount of clients’ indebtedness. Our margin, options and futures business has materially increased in recent years as a result of our Ameritrade acquisition, and market liquidity represents an increased risk. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses, especially if there is a lack of liquidity.

THE CHARLES SCHWAB CORPORATION

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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, money market funds, standards of conduct with clients, conflicts of interest, regulatory treatment of deposit accounts, CRA, changes in required minimum capital and capital structure, and changes in equity market structure, including rules relating to order routing and order-related revenues, may directly affect our operations and profitability or our specific business lines. In recent years, the SEC has proposed a number of new rules, such as its equity market structure proposals, that would require sweeping changes in industry operations and practices, thereby increasing uncertainty for markets and investors. The U.S. federal banking agencies have recently proposed rules regarding regulatory capital and long-term debt, and compliance with these proposed rules may result in increased costs and reduce our net income. In addition, the FDIC recently proposed amending the brokered deposits framework setting forth its conditions for when broker-dealers, such as CS&Co, that place deposits with depository institutions through brokerage sweep arrangements qualify for the primary purpose exception from the definition of a deposit broker. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs and could limit our ability to return capital to stockholders. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury, and operations functions.

Failure to meet capital adequacy and liquidity guidelines could affect our financial condition.

CSC, together with its banking, broker-dealer, and FCM/FDM subsidiaries, must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of our capital and our internal assessment of our capital needs. The Uniform Net Capital Rule limits the ability of our broker-dealer subsidiary to transfer capital to CSC and other affiliates. New regulatory capital, liquidity, capital planning, and stress testing requirements may limit or otherwise restrict how we utilize our capital, including paying dividends, stock repurchases, and redemptions, and may require us to increase our capital and/or liquidity or to limit our growth. Failure by either CSC or its banking subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on us. In addition, failure by CSC or our banking subsidiaries to maintain a sufficient amount of capital to satisfy their stress capital buffer (CSC) or capital conservation buffer (banking subsidiaries) and countercyclical capital buffer requirements would result in restrictions on our ability to make capital distributions and discretionary cash bonus payments to executive officers. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 Capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets, deleverage or otherwise change our business and/or investment plans, which may adversely affect our financial results. Issuing additional common stock would dilute the ownership of existing stockholders.

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

If the average of CSC’s total consolidated assets for four consecutive calendar quarters reaches $700 billion, or if the average of cross-jurisdictional activity for four consecutive calendar quarters reaches $75 billion, CSC will become subject to more stringent Category II requirements, including annual stress testing, the advanced approaches framework, and the inability to opt out of including AOCI in regulatory capital calculations. At December 31, 2024, CSC had approximately $480 billion in total assets and cross-jurisdictional activity of approximately $27 billion. See also Part II – Item 7 – Current Regulatory and Other Developments for discussion of regulatory proposals that could, among other things, require the Company to include AOCI in its regulatory capital calculations.

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

We evaluate potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on our financial position, results of operations, or cash flows. The process of evaluating, negotiating, effecting, and integrating any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. The integration process could result in the disruption of ongoing businesses or changes to inconsistent standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, employees, outsourced service providers and vendors. In addition, an acquisition may cause us to assume liabilities or become subject to litigation or regulatory proceedings or require the amortization of a large amount of acquired intangible assets. Further, we may not realize the anticipated benefits from an acquisition in a timely manner or at all, and any future acquisition could be dilutive to our current stockholders’ percentage ownership or to earnings per common share (EPS).

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

Our stock price has fluctuated historically, and may continue to fluctuate.

Factors that may affect trading and the volatility of our stock price include:

•Financial results;
•Business metrics, such as client cash and net new client assets;
•Projections or the failure to meet projections;
•Securities analyst coverage, estimates and results versus estimates;
•The announcement of new products, services, acquisitions, or dispositions by us or our competitors;
•Declaration of dividends and purchases under the Company’s share repurchase program;
•Sales of a substantial number of shares by large stockholders;

THE CHARLES SCHWAB CORPORATION

•General stock market activity and industry developments; and
•Other Risk Factors described in this section.

Return of capital to stockholders may depend on our capital position, financial results, market conditions, legal restrictions, and other considerations, and the Company may not complete its full share repurchase authorization. In addition, issuance of additional shares of common or preferred stock or securities convertible or exchangeable into equity securities, including under incentive compensation plans or for acquisitions, could be substantially dilutive to holders of CSC’s common stock.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

As a large company in the financial services industry, we do business with a large number of clients, counterparties, and third-party service providers, and the nature of Schwab’s business involves the secure processing, storage, and transmission of confidential information about our clients and us. We process, record, and monitor a high volume of transactions, and our operations are highly dependent on the integrity of our technology systems. As a result, we face extensive cybersecurity risks. It is through a combination of specialized internal and external teams, coupled with security software tools, that Schwab identifies, assesses, and manages material cybersecurity risk, and implements and enhances over time our cybersecurity policies, procedures, and strategies to reduce risk. We also maintain processes and procedures for identifying and investigating cybersecurity threats and remediation should an incident occur. Despite our efforts to protect our systems and data, there can be no assurance that we are able to maintain effective preventive measures against all cybersecurity risks, especially because attacks can originate from a wide variety of sources, and the techniques used change frequently and may not be immediately recognizable. Though the impact of prior cybersecurity events experienced by the Company has not been material to the Company’s strategy, results of operations, or financial condition, we continue to face increasing cybersecurity risks.

CSC’s Board of Directors, supported by the Board Risk Committee, oversees Schwab’s enterprise risk management process and policies, including cybersecurity risks. Integrated within the Company’s overall enterprise risk management program, Schwab has an established information security program that is regularly assessed against formal industry standards and knits together complementary tools, controls, and technologies to protect systems, client accounts, and data. We deploy advanced monitoring systems to identify suspicious activity and deter unauthorized access by internal or external actors, and work collaboratively with government agencies, law enforcement, and other financial institutions to address potential threats. We evaluate and manage risk related to third-party vendors, assessing their cybersecurity programs and practices both prior to onboarding and over the term of service. We also maintain policies, standards, and procedures, which apply to employees, contractors, and third parties, regarding the standard of care expected with all of our data, whether the data is internal company information, employee information, or non-public client information. This includes limiting the number of employees who have access to clients’ personal information and internal authentication measures enforced to protect against the unauthorized use of employee credentials. Employees who handle sensitive information are trained in privacy and security, including training on recognizing social engineering. Schwab also engages with external firms specializing in discrete areas of cybersecurity to assess the Company’s practices, vulnerabilities, and overall cyber risk posture.

Schwab’s corporate cybersecurity program is led by our Chief Information Security Officer (CISO), who reports to our Chief Information Officer (CIO). The current CISO has been in his role for several years, and is responsible for our overall cybersecurity strategy, security engineering, security operations, cyber threat detection and incident response, and technology risk and compliance. Our CISO has extensive experience assessing and managing cybersecurity risk, and is supported by a cybersecurity organization comprised of hundreds of professionals, many of whom hold various certifications, such as Certified Information Systems Security Professional, Certified Information Security Manager, and Certified in Risk and Information System Control. Our CISO and CIO regularly review our cybersecurity program and our prevention, detection, mitigation, and remediation efforts with management level risk committees and the Board Risk Committee, and we maintain a process for timely escalation of significant risk events to senior management and the Board.

See Item 1A. Risk Factors for additional discussion on information security risks. See also Part II – Item 7 – Risk Management for additional information on the Company’s Enterprise Risk Management Framework, including further discussion of the Company’s risk governance and the management of related risks.

THE CHARLES SCHWAB CORPORATION

Item 2.     Properties

As part of our real estate energy management program, Schwab incorporates sustainable practices and procedures to guide our facilities’ design, materials, and building technologies. A summary of Schwab’s significant locations is presented in the following table.

December 31, 2024	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
Westlake, TX	22	795
Service and other office space:
Phoenix, AZ	67	728
Denver, CO	—	759
Omaha, NE	—	578
Austin, TX	—	561
San Francisco, CA	417	—
Southlake, TX	13	375
St. Louis, MO	—	372
Orlando, FL	57	222
Jersey City, NJ	208	—
Chicago, IL	190	—
Indianapolis, IN	—	161
Richfield, OH	—	117
El Paso, TX	—	105

The square footage amounts presented in the table above are net of space that has been subleased to third parties. Our corporate headquarters, data centers, offices, and service centers support both of our segments.

As of December 31, 2024, the Company had more than 380 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore. Substantially all branch offices are located in leased premises.

Item 3.     Legal Proceedings

For a discussion of legal proceedings, see Part II – Item 8 – Note 15.

Item 4.     Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of February 12, 2025, was 4,341. The closing market price per share on that date was $82.28.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the S&P 500®, and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2019	2020	2021	2022	2023	2024
The Charles Schwab Corporation	$100	$114	$182	$182	$153	$167
S&P 500®	$100	$118	$152	$125	$158	$197
Dow Jones U.S. Investment Services Index	$100	$118	$166	$149	$169	$217

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 8 – Note 22 and Part III – Item 12.

Issuer Purchases of Equity Securities

On July 27, 2022, CSC publicly announced that its Board of Directors terminated its prior repurchase authorization and replaced it with an authorization to repurchase up to $15.0 billion of common stock. The authorization does not have an expiration date. See also Item 8 – Note 20.

THE CHARLES SCHWAB CORPORATION

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2024 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
October:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	18	$67.63	N/A	N/A
November:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	102	$72.16	N/A	N/A
December:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	1	$81.50	N/A	N/A
Total:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	121	$71.55	N/A	N/A
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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•Maximizing our market valuation and stockholder returns over time; our belief that developing trusted relationships will translate into more client assets which drives revenue and, along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value (see Business Strategy and Competitive Environment, and Products and Services in Part I – Item 1);
•Capital expenditures and expense management (see Results of Operations in Overview and Results of Operations – Total Expenses Excluding Interest in Part II – Item 7);
•Net interest revenue, the adjustment of rates paid on client-related liabilities, and client cash realignment activity (see Results of Operations – Net Interest Revenue in Part II – Item 7);
•Utilization of bank supplemental funding and expectations for repayment of outstanding balances (see Results of Operations in Part II – Item 7, and Liquidity Risk in Part II – Item 7);
•Management of interest rate risk; modeling and assumptions, the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity, and liability and asset duration (see Risk Management in Part II – Item 7);
•Sources and uses of liquidity (see Liquidity Risk in Part II – Item 7);
•Capital management; potential migration of IDA balances to our balance sheet; capital accretion; expectations about capital requirements, including AOCI; long-term operating objective; and uses of capital and return of excess capital to stockholders, including dividends and repurchases (see Capital Management – Regulatory Capital Requirements in Part II – Item 7; and Commitments and Contingencies in Part II – Item 8 – Note 15);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments in Part II – Item 7);
•The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Part II – Item 8 – Note 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Part II – Item 8 – Note 15, and Financial Instruments Subject to Off-Balance Sheet Credit Risk – Client Trade Settlement in Note 18); and
•The outcome and impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Part II – Item 8 – Note 15, and Legal Proceedings in Part I – Item 3).

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

Assets receiving ongoing advisory services: Market value of all client assets custodied at the Company under the guidance of an independent advisor or enrolled in one of Schwab’s managed investing solutions at the end of the reporting period.

Bank deposit account balances (BDA balances): Clients’ uninvested cash balances held off-balance sheet in deposit accounts at unconsolidated third-party financial institutions, pursuant to the IDA agreement or agreements with other third-party financial institutions. Average BDA balances represent the daily average balance for the reporting period.

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

Common Equity Tier 1 (CET1) Capital: The sum of common stock and related surplus net of treasury stock, retained earnings, AOCI, and qualifying minority interests, less applicable regulatory adjustments and deductions. As a Category III banking organization, CSC has elected to exclude most components of AOCI from CET1 Capital.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Common Equity Tier 1 Risk-Based Capital Ratio: The ratio of CET1 Capital to total risk-weighted assets as of the end of the period.

Core net new client assets: Net new client assets before significant one-time inflows or outflows, such as acquisitions/divestitures or extraordinary flows (generally greater than $10 billion ($25 billion beginning in 2025)) relating to a specific client, and activity from off-platform brokered CDs issued by CSB. These flows may span multiple reporting periods.

Customer Protection Rule: Refers to Rule 15c3-3 of the Securities Exchange Act of 1934.

Daily Average Trades (DATs): Includes daily average revenue trades by clients, trades by clients in asset-based pricing relationships, commission-free trades, and allocated trades by investment advisors.

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

Industry Fees: Includes fees collected from clients for certain securities transactions to offset, as applicable, charges assessed on the Company by SROs and foreign governments. Such charges include Section 31 fees, FINRA trading activity fees, options regulatory fees, proprietary index options fees, and foreign transaction tax on American Depositary Receipts.

Interest-bearing liabilities: Primarily includes bank deposits, payables to brokerage clients, payables to brokers, dealers, and clearing organizations, Federal Home Loan Bank borrowings, other short-term borrowings, and long-term debt on which Schwab pays interest.

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

Order flow revenue: Payments received from trade execution venues to which our broker-dealer subsidiary sends equity and option orders.

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

Results for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Percent Change 2024-2023	2024	2023	2022
Client Metrics
Net new client assets (in billions) (1)	7%	$361.6	$337.2	$406.9
Core net new client assets (in billions)	20%	$366.9	$305.7	$427.7
Client assets (in billions, at year end)	19%	$10,101.3	$8,516.6	$7,049.8
Average client assets (in billions)	21%	$9,400.4	$7,793.8	$7,292.8
New brokerage accounts (in thousands)	10%	4,170	3,806	4,044
Active brokerage accounts (in thousands, at year end)	5%	36,456	34,838	33,758
Assets receiving ongoing advisory services (in billions, at year end)	17%	$5,061.7	$4,338.8	$3,673.2
Client cash as a percentage of client assets (at year end)		10.1%	10.5%	12.2%
Company Financial Information and Metrics
Total net revenues	4%	$19,606	$18,837	$20,762
Total expenses excluding interest	(4)%	11,914	12,459	11,374
Income before taxes on income	21%	7,692	6,378	9,388
Taxes on income	33%	1,750	1,311	2,205
Net income	17%	5,942	5,067	7,183
Preferred stock dividends and other	11%	464	418	548
Net income available to common stockholders	18%	$5,478	$4,649	$6,635
Earnings per common share — diluted	18%	$2.99	$2.54	$3.50
Net revenue growth from prior year		4%	(9)%	12%
Pre-tax profit margin		39.2%	33.9%	45.2%
Return on average common stockholders’ equity		15%	16%	18%
Expenses excluding interest as a percentage of average client assets		0.13%	0.16%	0.16%
Consolidated Tier 1 Leverage Ratio (at year end)		9.9%	8.5%	7.2%
Non-GAAP Financial Measures (2)
Adjusted total expenses (3)		$11,269	$11,029	$10,386
Adjusted diluted EPS		$3.25	$3.13	$3.90
Return on tangible common equity		35%	54%	42%
(1) 2024 includes net outflows of $14.6 billion from off-platform brokered CDs issued by CSB and an inflow of $10.3 billion from a mutual fund clearing services client and an outflow of $1.0 billion from an international relationship. 2023 includes net inflows of $32.5 billion from off-platform brokered CDs issued by CSB and $12.0 billion from a mutual fund clearing services client and outflows of $13.0 billion from an international relationship. 2022 includes outflows of $20.8 billion from certain mutual fund clearing services clients.
(2) Beginning in 2023, adjustments made to GAAP financial measures also include restructuring costs. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.
(3) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2024 Compared to 2023

Through an evolving macroeconomic landscape in 2024, Schwab continued its “Through Clients’ Eyes” strategy, striving to meet the needs of our diverse client base, while driving growth across multiple fronts and successfully completing the integration of Ameritrade. Amid easing inflation, the Federal Reserve began in September to cut interest rates for the first time in over four years, reducing the federal funds overnight rate by a total of 100 basis points in the third and fourth quarters. Equity markets were positive for the year in 2024, with the S&P 500® and the NASDAQ Composite® finishing the year higher by 23% and 29%, respectively.

Reflecting the strength of equity markets and organic asset gathering, total client assets rose to $10.10 trillion as of year-end 2024, up 19% from year-end 2023. Core net new assets totaled $366.9 billion in 2024, up 20% from 2023, and representing an annualized growth rate of 4.3%. Following the successful completion of our final Ameritrade client conversion in May, our organic growth trends strengthened, and core net new assets for the fourth quarter of 2024 were $114.8 billion, up 51% from the fourth quarter of 2023. We saw strong client engagement in the markets throughout 2024, with acceleration in the fourth quarter; clients’ DATs were 5.9 million in full-year 2024 and 6.3 million in the fourth quarter, increasing 9% and 22%, respectively, from the same periods in 2023. Clients opened 4.2 million new brokerage accounts in 2024, a year-over-year increase of 10%, and active brokerage accounts ended 2024 at 36.5 million, up 5% on the year.

The Company’s financial results in 2024 reflected the impact of positive equity markets, solid asset gathering, sustained client engagement, and improvement in client cash trends. Net income totaled $5.9 billion in 2024, up 17% year-over-year, and diluted EPS was $2.99, an increase of 18% over the prior year. Adjusted diluted EPS (1) was $3.25 in 2024, up 4% from $3.13 in 2023.

Total net revenues rose 4% year-over-year to $19.6 billion in 2024. Net interest revenue was $9.1 billion in 2024, down 3% from 2023, which reflected lower average interest-earning assets and higher rates on funding sources, partially offset by growth in margin and bank lending and lower bank supplemental funding. Client cash realignment activity continued to decelerate in 2024, and principal and interest payments on the AFS and HTM investment securities portfolios supported reductions in bank supplemental funding balances. Asset management and administration fees were $5.7 billion in 2024, increasing 20% from the prior year primarily as a result of growth in money market funds, equity market gains, and growth in managed investing solutions. Trading revenue was $3.3 billion in 2024, up 1% from the prior year, reflecting higher volume and changes in mix of client trading activity. Bank deposit account fee revenue totaled $729 million in 2024, up 3% year-over-year, due primarily to $97 million in breakage fees recognized in 2023, partially offset by lower average BDA balances. BDA balances totaled $87.6 billion at December 31, 2024, down 10% from year-end 2023 primarily resulting from lower client cash allocations.

Total expenses excluding interest were $11.9 billion in 2024, down 4% from 2023. This decrease reflected lower restructuring costs, lower acquisition and integration-related costs, and lower regulatory fees and assessments due primarily to a $172 million FDIC special assessment recognized in the fourth quarter of 2023 (see Current Regulatory and Other Developments). These lower expenses were partially offset by higher incentive compensation, higher depreciation and amortization due to continued investment to support growth of the business, and higher other expense. Other expense reflected higher industry fees resulting from the SEC’s May 2024 fee rate increase. Adjusted total expenses (1) were $11.3 billion in 2024, up 2% from 2023. Acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs totaled $645 million in 2024, down 55% from 2023, as substantially all of the Company’s costs related to its restructuring were incurred in 2023, and spending for the Ameritrade integration decreased in 2024 as we completed the final integration activities.

Return on average common stockholders’ equity was 15% in 2024, down from 16% in 2023, and return on tangible common equity (1) (ROTCE) was 35% in 2024, down from 54% in 2023. These changes reflect the benefit of higher net income in 2024 offset by higher average common stockholders’ equity. Average common stockholders’ equity was higher year-over-year due to higher retained earnings as well as higher average AOCI. The increase in average AOCI was driven by lower unrealized losses on our AFS investment securities portfolio and securities transferred in 2022 from AFS to HTM (see Item 8 – Note 21).

Employing our diligent approach to managing the balance sheet, Schwab supported client-driven growth in margin and bank lending, while reducing our bank supplemental funding in 2024. Total balance sheet assets decreased 3% during the year, though margin lending grew to $83.8 billion at year-end 2024, up 34%, and bank loans increased to $45.2 billion, rising 12% during the year. Principal and interest from our AFS and HTM securities portfolios, along with deceleration of client cash realignment from sweep products to higher-yielding investment solutions, supported a reduction in bank supplemental funding, which includes brokered CDs, FHLB borrowings, and borrowings under repurchase agreements at our banks. Total bank supplemental funding ended 2024 at $49.9 billion, down $29.7 billion, or 37%, from year-end 2023, and down 49% from peak

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

levels in May 2023. Supported by strength of net income, our consolidated Tier 1 Leverage Ratio increased to 9.9% as of December 31, 2024, and our consolidated adjusted Tier 1 Leverage Ratio (1), which includes AOCI in the ratio, rose to 6.8%, ending the year within our long-term operating objective of 6.75% - 7.00%.

(1) Adjusted diluted EPS, adjusted total expenses, return on tangible common equity, and adjusted Tier 1 Leverage Ratio are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

2023 Compared to 2022

Through an uneven environment in 2023, with shifting views on the trajectory of the U.S. economy, persistent geopolitical unrest, and turmoil beginning early in the year within the banking sector, our “no trade-offs” value proposition continued to resonate with investors. The Federal Reserve raised the Federal Funds rate four times in the first three quarters of 2023 for a total of 100 basis points before holding rates unchanged from July through the end of 2023. Although equity markets were volatile during 2023, ultimate returns were strong with the S&P 500® rising 24% and the NASDAQ Composite® increasing 43%. Investor sentiment was also volatile throughout 2023; strongly bearish in the first quarter before recovering in the second, then declining again in the third quarter. Investor sentiment recovered significantly in the fourth quarter to end 2023 with a solid bullish viewpoint.

Despite this mixed sentiment, our clients remained engaged with the markets and with Schwab. Clients entrusted us with $305.7 billion in core net new assets in 2023. Total client assets reached $8.52 trillion as of December 31, 2023, rising 21% from year-end 2022 as a result of asset gathering and market gains, partially offset by some expected deal-related attrition from clients originating at Ameritrade. Trading volume declined somewhat from the prior year, as DATs were 5.4 million in 2023, down 9% from 2022. Clients opened 3.8 million new brokerage accounts in 2023, bringing active brokerage accounts to 34.8 million at year-end, up 3% year-over-year. Clients sought to take advantage of higher market interest rates in 2023, and we saw significant client cash reallocation from our sweep products into higher-yielding alternatives offered by Schwab. While bank sweep deposits and payables to brokerage clients decreased by a total of $126.1 billion during 2023, client assets invested in Schwab’s proprietary money market funds and fixed income securities increased by a total of $383.8 billion.

Schwab’s financial performance during 2023 reflected the challenges of navigating a market environment shaped by the Federal Reserve’s interest rate tightening policy and the follow-on effects stemming from the regional banking crisis beginning in March 2023. Schwab’s net income totaled $5.1 billion in 2023 and diluted EPS was $2.54, down 29% and 27%, respectively, from the prior year. Adjusted diluted EPS (1) was $3.13 in 2023, down 20% from $3.90 in 2022.

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

Total expenses excluding interest were $12.5 billion in 2023, increasing 10% from 2022. This increase was due primarily to restructuring charges incurred in the second half of 2023, higher regulatory fees and assessments due primarily to an increase in FDIC assessments including the recognition of a $172 million special assessment in the fourth quarter, as well as higher expenses for compensation and benefits and depreciation and amortization, due primarily to growth in average headcount and investment in technology to support growth in our client base and the Ameritrade integration. Adjusted total expenses (1) were $11.0 billion in 2023, higher by 6% from 2022. Acquisition and integration-related costs were $401 million in 2023, up 2% from 2022, and amortization of acquired intangibles was $534 million, down 10% from 2022 as certain assets from the Ameritrade acquisition were fully amortized beginning in the fourth quarter of 2022. Beginning in the third quarter of 2023, adjusted total expenses (1) also excludes restructuring costs, which totaled $495 million in 2023, related to efforts to achieve run-rate cost savings in preparation for post-integration of Ameritrade.

Return on average common stockholders’ equity was 16% for 2023, down from 18% in 2022. Return on tangible common equity (1) (ROTCE) was 54% in 2023, up from 42% in 2022. These changes primarily reflected lower average stockholders’

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

equity and lower net income in 2023. Average stockholders’ equity was lower in 2023 due to a year-over-year decrease in average AOCI driven by unrealized losses on our AFS investment securities portfolio and securities transferred from AFS to HTM in 2022 (see Item 8 – Note 21).

Throughout 2023, the Company continued its diligent approach to balance sheet management and sought to prioritize flexibility. During 2023, we issued $6.2 billion in Senior Notes to prepare for upcoming maturities as well as provide additional liquidity during the larger Ameritrade conversion weekends. Total balance sheet assets decreased 11% from year-end 2022 to $493.2 billion at December 31, 2023, due primarily to client cash realignment amid the higher interest rate environment. To assist in facilitating these client cash movements from sweep products to high-yielding cash and fixed income alternatives, the Company utilized bank supplemental funding sources, including FHLB borrowings and issuances of brokered CDs. As realignment activity significantly decreased in the second half of the year, by year-end 2023, we reduced the total outstanding balance of such supplemental sources by approximately 18% from the peak balances reached in May 2023. Driven by a combination of the Company’s net income and also a smaller balance sheet in 2023, our consolidated Tier 1 Leverage Ratio increased to 8.5% as of year-end 2023.

(1) Adjusted diluted EPS, adjusted total expenses, return on tangible common equity, and adjusted Tier 1 Leverage Ratio are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Integration of Ameritrade

Over the course of five client transition groups in 2023 and 2024, we converted approximately $1.9 trillion in client assets across more than 17 million client accounts, including 7,000 RIAs, from Ameritrade to Schwab. In May 2024, the Company completed the conversion of the final client transition group from Ameritrade to the Schwab platform. In connection with these transitions, we experienced some expected attrition of client assets from retail accounts and RIAs, though such attrition was below our initial estimates when we announced the acquisition.

The integration of Ameritrade is now complete. Throughout the integration, the Company incurred total acquisition and integration-related costs and capital expenditures of approximately $2.5 billion. Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $117 million, $401 million, and $392 million in 2024, 2023, and 2022, respectively. Over the course of the integration, we realized annualized run-rate cost synergies of approximately $2.0 billion, with anticipated full-year synergy realization beginning in 2025. See also Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 8 – Note 16.

Other

In addition to cost synergies directly related to the integration of Ameritrade, the Company began taking incremental actions in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. Through these actions, the Company has realized approximately $500 million of incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company incurred total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million. Actions under the plan have been completed as of December 31, 2024. Refer to Results of Operations – Total Expenses Excluding Interest, Non-GAAP Financial Measures, and Item 8 – Note 16 for additional information.

Subsequent Events

On February 12, 2025, the Company completed a secondary public offering of common shares through which TD Group US Holdings LLC, an affiliate of The Toronto-Dominion Bank (TD Bank), sold 133.8 million shares of the Company’s common stock and 31.7 million shares of the Company’s nonvoting common stock, which automatically converted into common stock, for an aggregate amount of $13.1 billion. The Company did not receive any of the proceeds from the sale of shares. Subsequent to the completion of the secondary offering, the Company repurchased directly from TD Group US Holdings LLC 19.2 million shares of nonvoting common stock, which automatically converted into common stock, for an aggregate repurchase of $1.5 billion. The repurchase was completed under CSC’s share repurchase authorization. Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC. See Item 8 – Note 28 for additional information.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CURRENT REGULATORY AND OTHER DEVELOPMENTS

In September 2024, the SEC adopted amendments to Rules 610 and 612 of Regulation National Market System (NMS) to (i) establish an additional minimum price increment, or “tick size,” for the quoting and trading of certain NMS stocks, (ii) reduce the exchange access fee caps, and (iii) require transparency of odd-lots. In March 2024, the SEC adopted amendments to Rule 605 of Regulation NMS requiring enhanced disclosures of order execution quality for large broker-dealers that handle retail orders. We do not expect the new rules to have a material impact on the Company’s business, financial condition, or results of operations. The following two related equity market structure rule proposals released in December 2022 by the SEC remain pending:

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

The comment periods for the proposed rules ended on March 31, 2023. While the impacts to Schwab of the proposed rules cannot be fully assessed until final rules are released, as proposed, the rules would have a significant impact to numerous aspects of critical equity market structure and the execution of orders for retail investors. Among other impacts, the proposed rules would likely result in increased transaction costs for retail investors which could affect client investment and trading decisions, and would require substantial operational changes for financial intermediaries including the Company.

In July 2024, the FDIC issued a notice of proposed rulemaking to amend the brokered deposits framework effective since 2021 (2021 framework) setting forth its conditions for when broker-dealers such as CS&Co that place deposits with depository institutions through brokerage sweep arrangements qualify for the primary purpose exception (PPE) from the definition of a deposit broker, and from attendant restrictions for brokered deposits, under Section 29 of the Federal Deposit Insurance Act. Under the 2021 framework, a broker-dealer qualifies for the PPE if less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. Among other changes, the FDIC is proposing a new framework that would revert back to the 10 percent threshold it applied to broker-dealers prior to 2021. The proposed new framework, certain alternatives, and other amendments described in the notice were subject to a public comment period that ended on November 21, 2024. The impacts to Schwab from any ultimate changes will depend on further clarification of definitions and requirements in any final rule.

In April 2024, the U.S. Department of Labor adopted a final rule to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. Among other requirements, the rule, in conjunction with associated prohibited transaction exemptions (PTEs), subjects broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard. The rule was scheduled to take effect September 23, 2024, with a one-year transition period for certain PTE provisions. On July 25 and 26, 2024, in two separate industry lawsuits seeking to vacate the rule, federal district court judges stayed effectiveness of the rule pending resolution of litigation.

In November 2023, the FDIC approved a final special assessment to recover losses incurred by the Deposit Insurance Fund (DIF) to protect uninsured depositors due to the March 2023 closures of two banks, which was subject to potential extension and a potential one-time final special assessment for any shortfall in the DIF. The pre-tax impact of the final rule’s initial assessment to the Company was $172 million, which was tax deductible and was recognized in earnings in the fourth quarter of 2023. In late February 2024, the FDIC notified banks, including the Company’s banking subsidiaries, that the estimated assessed losses to the DIF increased. Accordingly, the Company recognized additional pre-tax charges totaling $30 million during 2024, which are tax deductible. The Company paid its first amount on the special assessment in the second quarter of 2024 and expects the remaining collection period to be the next 18 months. The FDIC has indicated that its special assessments and related collection period remain subject to further refinement.

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

In November 2022, the SEC proposed a rule which, among other provisions, would have required substantial changes to the liquidity risk management programs for open-end mutual funds other than money market funds (funds), including implementation of “swing pricing” adjustments to net asset value (NAV) upon exceeding a 2% redemption threshold; and a daily “hard close” on the acceptance of purchase and redemption orders for pricing at that day’s NAV. In August 2024, the SEC adopted portions of the proposed rule but declined to adopt the requirements for swing pricing and a hard close. We do not expect the rule as adopted to have a material impact to the Company’s business, financial condition, or results of operations.

RESULTS OF OPERATIONS

Total Net Revenues

The following table presents a comparison of revenue by category:

Year Ended December 31,		2024		2023		2022
	Percent Change 2024-2023	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(4)%	$15,537	79%	$16,111	86%	$12,227	59%
Interest expense	(4)%	(6,393)	(32)%	(6,684)	(36)%	(1,545)	(8)%
Net interest revenue	(3)%	9,144	47%	9,427	50%	10,682	51%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	26%	3,221	16%	2,563	13%	2,055	10%
Managed investing solutions (1)	14%	2,129	11%	1,868	10%	1,854	9%
Other	13%	366	2%	325	2%	307	1%
Asset management and administration fees	20%	5,716	29%	4,756	25%	4,216	20%
Trading revenue
Commissions	(1)%	1,591	8%	1,601	9%	1,787	9%
Order flow revenue	5%	1,477	7%	1,404	7%	1,738	8%
Principal transactions	(13)%	196	1%	225	1%	148	1%
Trading revenue	1%	3,264	16%	3,230	17%	3,673	18%
Bank deposit account fees	3%	729	4%	705	4%	1,409	7%
Other	5%	753	4%	719	4%	782	4%
Total net revenues	4%	$19,606	100%	$18,837	100%	$20,762	100%
(1) Managed investing solutions was formerly referred to as “Advice solutions”.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans, which constitute the majority of receivables from brokerage clients; investment securities; and bank loans. Schwab’s interest-bearing liabilities are comprised of bank deposits, which include brokered CDs issued by CSB; payables to brokerage clients; payables to brokers, dealers, and clearing organizations; FHLB borrowings, other short-term borrowings (e.g., commercial paper, repurchase agreements, other secured borrowings); and long-term debt. Schwab deploys the funds from these sources into the assets outlined above. Net interest revenue also includes amounts earned and expenses incurred on securities lending and borrowing activities conducted by our broker-dealer subsidiary using assets held in client brokerage accounts.

As Schwab builds its client base, we attract new client sweep cash, which is a primary driver of funding balance sheet growth. We do not use short-term, wholesale borrowings to support our long-term investment activity, but may use such funding for short-term liquidity purposes or to provide temporary funding as we have in recent years. Non-interest-bearing funding sources include stockholders’ equity, certain client cash balances, and other miscellaneous liabilities.

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

Interest rates increased significantly beginning late in the first quarter of 2022 through the third quarter of 2023. Short-term rates were near zero until the Federal Reserve began an aggressive tightening cycle in March 2022, ultimately increasing the federal funds target overnight rate eleven times between March 2022 and July 2023 for a total increase of 525 basis points. The Federal Reserve maintained the upper bound of the target overnight rate at 5.50% through most of 2024 before reducing the rate by 50 basis points during the third quarter and another 50 basis points across two cuts during the fourth quarter of 2024. Long-term rates increased throughout 2022 and 2023, generally at a slower pace, thus leading to an inverted yield curve. Long-term rates continued to increase during 2024, primarily in the fourth quarter of 2024 while short-term rates declined, resulting in an upward sloping yield curve as of year-end 2024.

Average interest-earning assets decreased $45.6 billion in 2024 from 2023; however, Schwab saw strong client demand for margin and bank lending, which grew by 34% and 12%, respectively. Even as higher interest rates continued for much of the year, the pace of clients’ reallocation of cash from sweep products to higher-yielding investment solutions further decelerated in 2024, particularly in the second half of the year. Bank sweep deposits and payables to brokerage clients increased by a total of $9.8 billion, or 4%, during the third quarter, and $30.1 billion, or 11%, in the fourth quarter of 2024, inclusive of typical seasonal cash inflows near year-end. Deceleration of client cash reallocation activity, along with principal and interest payments on the AFS and HTM securities portfolios, supported a reduction in bank supplemental funding of $14.9 billion, or 23%, during the fourth quarter and $29.7 billion, or 37%, for the full year ended December 31, 2024.

Schwab’s average interest-earning assets in 2023 were lower compared with 2022, primarily due to clients’ reallocation of cash from sweep products to higher-yielding investment solutions in the second half of 2022 and during 2023, which resulted primarily from the rapid increases to the federal funds overnight rate. These changes in client cash allocations reduced average balances of bank deposits and payables to brokerage clients. To support this client cash allocation activity, the Company utilized bank supplemental funding beginning in the fourth quarter of 2022 and throughout 2023, including drawing upon FHLB secured lending facilities, engaging with external financial institutions in repurchase agreements at its banking subsidiaries, and issuing brokered CDs. The average pace of client cash allocation out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second quarter of 2023, and, apart from an increase in August following the Federal Reserve’s July rate increase, continued to decline during the second half of 2023. In the fourth quarter of 2023, the Company saw bank deposits and payables to brokerage clients increase by a total of $17.5 billion, or 5%, due in part to typical seasonal cash inflows near year-end.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2024			2023			2022
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$29,676	$1,539	5.10%	$37,846	$1,894	4.94%	$57,163	$812	1.40%
Cash and investments segregated	28,450	1,443	4.99%	28,259	1,355	4.73%	49,430	691	1.38%
Receivables from brokerage clients	70,811	5,420	7.53%	61,914	4,793	7.64%	75,614	3,321	4.33%
Available for sale securities (1)	101,659	2,166	2.12%	137,178	2,987	2.17%	260,392	4,139	1.58%
Held to maturity securities (1)	152,566	2,636	1.72%	165,634	2,872	1.73%	112,357	1,688	1.50%
Bank loans	42,255	1,867	4.42%	40,234	1,664	4.14%	38,816	1,083	2.79%
Total interest-earning assets	425,417	15,071	3.51%	471,065	15,565	3.28%	593,772	11,734	1.96%
Securities lending revenue		330			419			471
Other interest revenue		136			127			22
Total interest-earning assets	$425,417	$15,537	3.61%	$471,065	$16,111	3.39%	$593,772	$12,227	2.04%
Funding sources
Bank deposits (2)	$256,212	$3,152	1.23%	$306,505	$3,363	1.10%	$424,168	$723	0.17%
Payables to brokers, dealers, and clearing organizations (3)	8,522	372	4.30%	4,477	147	3.23%	5,884	48	0.81%
Payables to brokerage clients	72,776	272	0.37%	66,842	271	0.41%	97,825	123	0.13%
Other short-term borrowings	9,146	504	5.51%	7,144	375	5.25%	2,719	48	1.75%
Federal Home Loan Bank borrowings	23,102	1,245	5.32%	34,821	1,810	5.14%	2,274	106	4.59%
Long-term debt	23,083	846	3.66%	22,636	715	3.16%	20,714	498	2.40%
Total interest-bearing liabilities (3)	392,841	6,391	1.62%	442,425	6,681	1.51%	553,584	1,546	0.28%
Non-interest-bearing funding sources (3)	32,576			28,640			40,188
Other interest expense		2			3			(1)
Total funding sources	$425,417	$6,393	1.49%	$471,065	$6,684	1.41%	$593,772	$1,545	0.26%
Net interest revenue		$9,144	2.12%		$9,427	1.98%		$10,682	1.78%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) Average balance includes $37.4 billion, $36.0 billion, and $437 million of brokered CDs in 2024, 2023 and 2022, respectively.
(3) Beginning in 2024, payables to brokers, dealers, and clearing organizations is presented separately from non-interest-bearing funding sources and included in total interest-bearing liabilities. This line item includes securities loaned and related interest expense. Prior period amounts have been reclassified to reflect this change.

Net interest revenue decreased $283 million, or 3%, in 2024 from 2023 primarily due to lower average interest-earning assets, higher average rates paid on most funding sources, and lower net interest revenue contributed from securities lending, partially offset by growth in margin and bank lending and lower bank supplemental funding. Average interest-earning assets for 2024 were lower by 10% compared to 2023. This decrease was primarily due to lower average bank sweep deposits, reflecting client cash reallocation and strong client engagement in the equity markets, as well as reduction in bank supplemental funding. The decreases in average interest-earning assets in 2024 were partially offset by growth in margin lending, which was supported by higher payables to brokerage clients and increased securities lending, and growth in bank loans.

Net interest margin increased to 2.12% in 2024, from 1.98% in 2023, as improved average yields on interest-earning assets offset higher rates paid across interest-bearing funding sources.

The Company’s average balances of bank supplemental funding were lower in 2024 compared to 2023, which helped contribute to a 14-basis-point year-over-year improvement in net interest margin in 2024. The Company continues to prioritize repayment of bank supplemental funding balances. The total outstanding balance of bank supplemental funding decreased by $14.9 billion and $29.7 billion during the fourth quarter and full year of 2024, respectively. Our use and the financial impacts of such bank supplemental funding is dependent on several factors, including the volume and pace of clients’ cash allocation activity, which is driven primarily by changes in market interest rates, as well as asset gathering and the level of maturities and paydowns on our investment securities portfolios. While client cash realignment activity has continued to decline from peak levels, uncertainty remains, including the path of market interest rates and client behavior, which could significantly impact our utilization of bank supplemental funding sources. The impacts to net interest revenue of using bank supplemental funding sources also depend on the type of funding source used, levels of interest rates, and the use of proceeds. The Company currently expects its outstanding balances of bank supplemental funding sources to decrease over time. Certain balances outstanding at December 31, 2024 will require rollover into new borrowings, the amount and costs of which will depend on the above noted factors. See also Risk

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Management – Liquidity Risk, Capital Management, Item 8 – Note 12, Note 13, and Note 18 for additional information on these and other funding sources.

Net interest revenue decreased $1.3 billion, or 12%, in 2023 from 2022 primarily due to increased utilization of higher-cost bank supplemental funding sources to support client cash allocations in the rising rate environment, and lower average interest-earning assets, which more than offset the benefits of higher average yields on interest-earning assets. Net premium amortization of investment securities decreased to $830 million in 2023 from $1.4 billion in 2022 as a result of increases in market interest rates and a smaller investment securities portfolio. Average interest-earning assets for 2023 were lower by 21% compared to 2022, which was primarily due to lower bank deposits and payables to brokerage clients as a result of clients allocating cash out of sweep products into higher-yielding investment solutions due to higher market interest rates. Net interest margin increased to 1.98% in 2023, from 1.78% in 2022, as higher market interest rates improved yields on interest-earning assets, which more than offset the higher rates paid across interest-bearing funding sources.

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

We also earn asset management fees for managed investing solutions (formerly referred to as advice solutions), which include managed portfolios, specialized strategies, and customized investment advice. Other asset management and administration fees include various asset-based fees, such as trust fees, 401(k) recordkeeping fees, mutual fund clearing fees, and non-balance based service and transaction fees.

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity.

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2024			2023			2022
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds before fee waivers	$539,113	$1,461	0.27%	$391,864	$1,034	0.26%	$179,791	$499	0.28%
Fee waivers		—			—			(57)
Schwab money market funds	539,113	1,461	0.27%	391,864	1,034	0.26%	179,791	442	0.25%
Schwab equity and bond funds, ETFs, and CTFs	588,999	462	0.08%	471,832	382	0.08%	433,005	364	0.08%
Mutual Fund OneSource® and other NTF funds (1)	342,615	878	0.26%	249,131	657	0.26%	202,015	602	0.30%
Other third-party mutual funds and ETFs (1)	611,999	420	0.07%	640,689	490	0.08%	768,871	647	0.08%
Total mutual funds, ETFs, and CTFs (2)	$2,082,726	$3,221	0.15%	$1,753,516	$2,563	0.15%	$1,583,682	$2,055	0.13%
Managed investing solutions (2)
Fee-based	$542,253	$2,129	0.39%	$458,114	$1,868	0.41%	$441,336	$1,854	0.42%
Non-fee-based	111,571	—	—	96,633	—	—	89,525	—	—
Total managed investing solutions	$653,824	$2,129	0.33%	$554,747	$1,868	0.34%	$530,861	$1,854	0.35%
Other balance-based fees (3)	776,715	286	0.04%	608,170	254	0.04%	561,416	244	0.04%
Other (4)		80			71			63
Total asset management and administration fees		$5,716			$4,756			$4,216
(1) In 2023 and 2022, includes transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
(2) Average client assets for managed investing solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased by $960 million, or 20%, in 2024 from 2023, primarily as a result of higher balances in Schwab money market funds as clients shifted their cash allocations to higher-yielding investment solutions. The increase in asset management and administration fees in 2024 was also due to growth in balances in fee-based managed investing solutions and Mutual Fund OneSource®, as a result of strong equity markets and, for managed investing solutions, net inflows of client assets.

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

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource and other NTF funds. The following funds generated 49%, 44%, and 33% of the asset management and administration fees earned during 2024, 2023, and 2022, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds, ETFs, and CTFs			and Other NTF Funds
Year Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022
Balance at beginning of period	$476,409	$278,926	$146,509	$506,149	$412,942	$454,864	$306,222	$235,738	$234,940
Net inflows (outflows)	98,224	180,513	130,483	38,138	23,301	35,156	(24,445)	(28,741)	(43,851)
Net market gains (losses) and other (1)	21,898	16,970	1,934	82,879	69,906	(77,078)	66,021	99,225	44,649
Balance at end of period	$596,531	$476,409	$278,926	$627,166	$506,149	$412,942	$347,798	$306,222	$235,738
(1) Includes $39.8 billion and $77.7 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds in 2023 and 2022, respectively.

Trading Revenue

Trading revenue includes commissions, order flow revenue, and principal transactions revenue. Commission revenue is affected by volume and mix of trades executed. Order flow revenue is comprised of payments received from trade execution venues to which our broker-dealer subsidiary sends equity and option orders. Order flow revenue is affected by volume and mix of client trades, as well as pricing received from trade execution venues. Principal transactions revenue is recognized primarily as a result of accommodating clients’ fixed income trading activity, and includes adjustments to the fair value of securities positions held to facilitate such client trading activity. Principal transactions revenue also includes unrealized gains and losses on cash and investments segregated for regulatory purposes.

The following tables present trading revenue, client trading activity, and related information:

Year Ended December 31,	Percent Change 2024-2023	2024	2023	2022
Commissions	(1)%	$1,591	$1,601	$1,787
Order flow revenue
Options	6%	1,010	949	1,170
Equities	3%	467	455	568
Total order flow revenue	5%	1,477	1,404	1,738
Principal transactions	(13)%	196	225	148
Total trading revenue	1%	$3,264	$3,230	$3,673

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Year Ended December 31,	Percent Change 2024-2023	2024	2023	2022
DATs (in thousands)	9%	5,862	5,394	5,925
Product as a percentage of DATs
Equities		53%	49%	50%
Derivatives		21%	23%	23%
ETFs		19%	20%	21%
Mutual funds		6%	6%	5%
Fixed income		1%	2%	1%

Number of trading days	1%	250.5	249.0	250.5
Revenue per trade (1)	(8)%	$2.22	$2.41	$2.47
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs multiplied by the number of trading days.

Trading revenue increased $34 million, or 1%, in 2024 compared to 2023, driven by an increase in order flow revenue reflecting higher volume and changes in the mix of client trading activity. This increase was offset by a decrease in principal transactions revenue due to lower volume in fixed income trading and lower market interest rates. Commission revenue was relatively flat due to higher volume offset by changes in the mix of client trading activity.

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

The following table presents bank deposit account fee revenue and related information:

Year Ended December 31,	Percent Change 2024-2023	2024	2023	2022
Bank deposit account fees	3%	$729	$705	$1,409
Average BDA balances	(17)%	$86,846	$104,227	$147,273
Average net yield		0.84%	0.68%	0.96%
Percentage of average BDA balances designated as:
Fixed-rate balances		86%	92%	79%
Floating-rate balances		14%	8%	21%
Bank deposit account fees increased $24 million, or 3%, in 2024 compared to 2023. This increase reflected the impact of breakage fees of $97 million incurred in 2023 as a result of ending other third-party bank arrangements and a decrease in the amount paid to clients due to interest rates declining in the third and fourth quarters of 2024, partially offset by lower average BDA balances. The decrease in average BDA balances in 2024 compared to 2023 was primarily due to client cash allocation decisions in response to higher short-term market interest rates. Average net yield increased in 2024 compared to 2023 due to the breakage fees incurred in 2023 and an increase in the average amount of and average net yield on floating-rate BDA balances, which was partially offset by a decrease in average net yield on fixed-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of December 31, 2024 were 76% and 24%, respectively.

Bank deposit account fees decreased by $704 million, or 50%, in 2023 compared to 2022. The decrease was primarily due to lower average BDA balances, an increase in the amount paid to clients due to higher interest rates, and the breakage fees incurred in 2023. These factors contributed to the decrease in average net yield in 2023 compared to 2022. The decrease in average BDA balances in 2023 compared to 2022 was primarily due to client cash allocation decisions in response to rising short-term market interest rates throughout 2022 and through the first three quarters of 2023. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of December 31, 2023 were 86% and 14%, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other Revenue

Other revenue includes industry fees (formerly referred to as exchange processing fees), certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue increased $34 million, or 5%, in 2024 compared to 2023 primarily due to higher industry fees and lower losses recognized on sales of AFS securities, partially offset by certain lower service and other fees and a smaller release from the provision for credit losses on bank loans. Industry fees increased in 2024 due to higher average SEC fee rates in effect during 2024 compared to 2023. Effective May 22, 2024, the SEC increased its fee rate applicable to most securities transactions from the rate in effect since late February 2023.

Other revenue decreased $63 million, or 8%, in 2023 compared to 2022 primarily due to lower industry fees, net losses on sales of AFS securities, and certain lower service and other fees, partially offset by lower provision for credit losses on bank loans. Industry fees decreased primarily due to a decrease in the SEC fee rate which became effective in the first quarter of 2023 and lower year-to-date options volume. The provision for credit losses on bank loans was lower as loan loss factors decreased while the total balance of First Mortgages increased slightly compared to year-end 2022. The Company’s provision for credit losses on bank loans in 2022 reflected increased loan loss factors driven primarily by higher forecasted interest rates earlier in the Federal Reserve’s monetary tightening, as well as growth in the loan portfolio. In addition, other revenue in 2022 included $46 million in gains on the sale of Schwab Compliance Technologies, Inc. and certain investments.

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Percent Change 2024-2023	2024	2023	2022
Compensation and benefits
Salaries and wages	(13)%	$3,530	$4,046	$3,527
Incentive compensation	20%	1,488	1,239	1,458
Employee benefits and other	—	1,025	1,030	951
Total compensation and benefits	(4)%	$6,043	$6,315	$5,936
Professional services	—	1,053	1,058	1,032
Occupancy and equipment	(15)%	1,060	1,254	1,175
Advertising and market development	—	397	397	419
Communications	(6)%	591	629	588
Depreciation and amortization	14%	916	804	652
Amortization of acquired intangible assets	(3)%	519	534	596
Regulatory fees and assessments	(27)%	398	547	262
Other	2%	937	921	714
Total expenses excluding interest	(4)%	$11,914	$12,459	$11,374
Expenses as a percentage of total net revenues
Compensation and benefits		31%	34%	29%
Advertising and market development		2%	2%	2%
Full-time equivalent employees (in thousands)
At year end	(3)%	32.1	33.0	35.3
Average	(9)%	32.3	35.4	34.7
Total expenses excluding interest decreased $545 million, or 4%, in 2024 from 2023, and increased $1.1 billion, or 10%, in 2023 from 2022. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and, beginning in the third quarter of 2023, restructuring costs, increased $240 million, or 2%, in 2024 from 2023 and $643 million, or 6%, in 2023 from 2022. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. The overall decrease in expenses in 2024 reflected lower restructuring costs and lower acquisition and integration-related costs, as substantially all costs related to the Company’s restructuring were incurred in 2023, and spending for the Ameritrade integration decreased in 2024 as we completed final integration activities. We currently anticipate total expenses excluding interest in full-year 2025 will increase approximately 3.5% to 4.5% from 2024, and adjusted total expenses in full-year 2025 will increase approximately 4.5% to 5.5%. See Non-GAAP Financial Measures.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total compensation and benefits decreased in 2024 from 2023 primarily due to restructuring costs recognized in 2023, as well as lower headcount as a result of position eliminations from the restructuring and Ameritrade integration. These decreases were partially offset by higher incentive compensation and annual merit increases. The 2023 increase was a result of restructuring costs recognized during the second half of 2023 related to position eliminations, higher average employee headcount to support Ameritrade client account transitions, and annual merit increases, partially offset by lower incentive compensation. Compensation and benefits included acquisition and integration-related costs of $54 million, $187 million, and $220 million in 2024, 2023, and 2022, respectively. Compensation and benefits also included a $34 million benefit in 2024, due to a change in estimated restructuring costs, and included restructuring costs of $292 million in 2023.

Professional services expense remained consistent in 2024 compared to 2023. The increase in 2023 from 2022 was primarily due to increased utilization of professional services to support overall growth of the business. Professional services included acquisition and integration-related costs of $36 million, $135 million, and $140 million in 2024, 2023, and 2022, respectively.

Occupancy and equipment expense decreased in 2024 from 2023, due to lower technology equipment and software costs, lower property tax expense, and lower occupancy costs as a result of facility closures in 2023 related to restructuring and the Ameritrade integration. The increase in 2023 from 2022 was primarily due to an increase in software maintenance and other agreements as well as other technology equipment costs to support growth of the business and the integration of Ameritrade. Occupancy and equipment included restructuring costs of $5 million and $17 million in 2024 and 2023, respectively, and acquisition and integration-related costs of $28 million and $21 million in 2023 and 2022, respectively.

Advertising and market development expense remained consistent in 2024 compared to 2023, as higher client promotional spending was offset by lower spending on digital advertising. The decrease in 2023 from 2022 was primarily a result of lower advertising costs and lower client promotional spending for Ameritrade.

Communications expense decreased in 2024 compared to 2023, due to lower exchange quotation services expenses. The increase in 2023 compared to 2022 was primarily as a result of client communications related to Ameritrade account transitions completed during 2023.

Depreciation and amortization expense increased in 2024 from 2023, and in 2023 from 2022, primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures to support growth of the business and, in 2023, to support the Ameritrade integration.

Amortization of acquired intangible assets decreased in 2024 from 2023, and in 2023 from 2022, primarily as certain assets from the Ameritrade acquisition were fully amortized during 2023 and 2022.

Regulatory fees and assessments decreased in 2024 from 2023, primarily due to a $172 million FDIC special assessment recorded during the fourth quarter of 2023, partially offset by $30 million of incremental FDIC special assessments in 2024. The increase in 2023 from 2022 was primarily as a result of the FDIC special assessment described above and higher FDIC deposit insurance assessments during 2023, reflecting greater use of brokered CDs and a 2-basis point increase to the FDIC deposit insurance assessment rate, which became effective for the first quarterly assessment period in 2023. These increases were partially offset by a lower assessment base. See Current Regulatory and Other Developments for discussion of the FDIC special assessments.

Other expense increased in 2024 from 2023, primarily due to higher industry fees, partially offset by impairment charges recorded in 2023 related to restructuring. Industry fees increased primarily due to higher average SEC fee rates in effect during 2024 compared to 2023. Effective May 22, 2024, the SEC increased its fee rate applicable to most securities transactions from the rate in effect since late February 2023. The increase in other expense in 2023 from 2022 was primarily due to impairment charges in 2023 related to closing certain leased corporate offices for restructuring and Ameritrade integration. Other expense included restructuring costs of $37 million and $181 million in 2024 and 2023, respectively, and acquisition and integration-related costs of $27 million in 2023.

Capital expenditures primarily include capitalized software costs, information technology and telecommunications equipment, and buildings. Total capital expenditures were $607 million, $804 million, and $952 million in 2024, 2023, and 2022, respectively. Capital expenditures decreased 25% in 2024 compared to 2023, primarily due to lower purchased and internally developed software as we completed Ameritrade client account transitions in the second quarter of 2024 and completed the Ameritrade integration, partially offset by higher investment in buildings. Capital expenditures decreased in 2023 compared to 2022, as lower capitalized information technology equipment and buildings more than offset an increase in capitalized software

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

costs. We continued to invest in our technological infrastructure in 2023 to support the Ameritrade integration as well as greater capacity for our expanding client base.

Capital expenditures were 3.1% of total net revenues in 2024, within our estimated range for the year. We anticipate capital expenditures for 2025 to be within our longer term expectation of 3-5% of total net revenues.

Taxes on Income

Schwab’s effective income tax rate on income before taxes was 22.8% in 2024, 20.6% in 2023, and 23.5% in 2022. The increase in the effective tax rate in 2024 from 2023 was primarily due to an increase in state tax expense and the recognition of certain tax credits during 2023, partially offset by additional tax credits recognized and the reversal of tax reserves due to the resolution of certain state tax matters during 2024. The decrease in the effective tax rate in 2023 from 2022 was primarily due to a decrease in state tax expense and the recognition of certain tax credits in 2023, partially offset by an increase in non-deductible FDIC deposit insurance assessments and a decrease in equity compensation tax deduction benefits.

Segment Information

Revenues and expenses are attributed to the two segments based on which segment services the client. Management evaluates the performance of the segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. Net revenues in both segments are generated from the underlying client assets and trading activity; differences in the composition of net revenues between the segments are based on the composition of client assets, client trading frequency, and pricing unique to each. While both segments leverage the scale and efficiency of our platforms, segment expenses reflect the dynamics of serving millions of clients in Investor Services versus the thousands of RIAs on the Advisor Services platform. See Item 8 – Note 25 for additional segment information.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for our segments is presented in the following table (1):

	Investor Services				Advisor Services				Total
	Percent Change 2024-2023	2024	2023	2022	Percent Change 2024-2023	2024	2023	2022	Percent Change 2024-2023	2024	2023	2022
Year Ended December 31,
Net Revenues
Net interest revenue	2%	$7,317	$7,193	$7,936	(18)%	$1,827	$2,234	$2,746	(3)%	$9,144	$9,427	$10,682
Asset management and administration fees	19%	4,146	3,492	3,141	24%	1,570	1,264	1,075	20%	5,716	4,756	4,216
Trading revenue	3%	2,895	2,821	3,196	(10)%	369	409	477	1%	3,264	3,230	3,673
Bank deposit account fees	4%	568	546	952	1%	161	159	457	3%	729	705	1,409
Other	6%	632	598	621	—	121	121	161	5%	753	719	782
Total net revenues	6%	15,558	14,650	15,846	(3)%	4,048	4,187	4,916	4%	19,606	18,837	20,762
Expenses Excluding Interest
Compensation and benefits	(3)%	4,656	4,779	4,551	(10)%	1,387	1,536	1,385	(4)%	6,043	6,315	5,936
Professional services	1%	834	824	809	(6)%	219	234	223	—	1,053	1,058	1,032
Occupancy and equipment	(13)%	823	951	889	(22)%	237	303	286	(15)%	1,060	1,254	1,175
Advertising and market development	(14)%	256	296	316	40%	141	101	103	—	397	397	419
Communications	(6)%	415	441	411	(6)%	176	188	177	(6)%	591	629	588
Depreciation and amortization	18%	716	609	483	3%	200	195	169	14%	916	804	652
Amortization of acquired intangible assets	(1)%	445	449	489	(13)%	74	85	107	(3)%	519	534	596
Regulatory fees and assessments	(20)%	311	387	197	(46)%	87	160	65	(27)%	398	547	262
Other	11%	782	703	568	(29)%	155	218	146	2%	937	921	714
Total expenses excluding interest	(2)%	9,238	9,439	8,713	(11)%	2,676	3,020	2,661	(4)%	11,914	12,459	11,374
Income before taxes on income	21%	$6,320	$5,211	$7,133	18%	$1,372	$1,167	$2,255	21%	$7,692	$6,378	$9,388

Net new client assets (in billions) (2)	(11)%	$161.1	$181.3	$192.9	29%	$200.5	$155.9	$214.0	7%	$361.6	$337.2	$406.9
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for full-year 2024, and prior-year amounts have been recast to reflect this new basis of segmentation.
(2) In 2024, Investor Services includes net outflows of $14.6 billion from off-platform brokered CDs issued by CSB, an inflow of $10.3 billion from a mutual fund clearing services client, and outflows of $0.7 billion from an international relationship. In 2023, Investor Services includes net inflows of $32.5 billion from off-platform brokered CDs issued by CSB, inflows of $12.0 billion from a mutual fund clearing services client, and outflows of $5.8 billion from an international relationship. In 2022, Investor Services includes outflows of $20.8 billion from mutual fund clearing services clients. In 2024 and 2023, Advisor Services includes outflows of $0.3 billion and $7.2 billion, respectively, from an international relationship.

Segment Net Revenues

Investor Services total net revenues increased by 6% in 2024 compared to 2023. Net interest revenue increased for Investor Services primarily due to growth of margin lending and lower average balances of FHLB borrowings, partially offset by lower average interest-earning assets and higher average rates paid on most funding sources. Trading revenue increased for Investor Services due to higher order flow revenue as a result of increased trading volumes and changes in the mix of trading activity. Other revenue increased for Investor Services primarily due to higher industry fees and lower losses recognized on sales of AFS securities. Advisor Services total net revenues decreased by 3% in 2024 compared to 2023. Net interest revenue decreased for Advisor Services primarily as a result of lower average interest-earning assets and higher average rates paid on most funding sources, partially offset by lower average balances of FHLB borrowings, and trading revenue decreased for Advisor Services, primarily due to lower order flow revenue as a result of changes in the mix of client trading activity. Asset management and administration fees increased for both segments, primarily as a result of higher balances in money market funds and Mutual Fund OneSource, and, additionally for Investor Services, fee-based managed investing solutions. Additionally, bank deposit account fees increased for both segments, primarily due to breakage fees incurred that resulted in lower bank deposit account fee revenue in 2023, partially offset by lower BDA balances.

Investor Services and Advisor Services total net revenues decreased by 8% and 15%, respectively, in 2023 compared to 2022. Net interest revenue decreased for both segments due to higher-cost funding sources and lower average interest-earning asset balances, as described above. Both segments saw a decrease in bank deposit account fees due to lower average BDA balances

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

and higher yields paid to clients, as well as breakage fees incurred as a result of ending certain third-party bank arrangements. Trading revenue decreased for both segments, primarily as a result of lower order flow revenue and commissions, due to lower client trading activity and pricing, partially offset by higher fixed income trading activity. Other revenue decreased for both segments primarily due to lower industry fees, net losses on sales of AFS securities, and gains on the sale of certain investments in 2022, partially offset by lower provision for credit losses on bank loans. These decreases were partially offset by higher asset management and administration fees in both segments, primarily as a result of higher money market fund balances and the elimination of money market fund fee waivers during 2022 and growth in Schwab proprietary fund products, partially offset by lower balances in certain third-party funds.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest decreased 2% and 11%, respectively, in 2024 compared to 2023. Compensation and benefits expense decreased in both segments, primarily due to restructuring costs recognized in 2023 and lower headcount as a result of position eliminations, partially offset by higher incentive compensation and annual merit increases. Occupancy and equipment expense decreased in both segments, primarily due to lower technology equipment and software costs, lower property tax expense, and facility closures in 2023 related to restructuring and the Ameritrade integration. For Investor Services, depreciation and amortization expense increased, primarily due to higher amortization of purchased and internally developed software, driven by capital expenditures in 2023 and 2024 to enhance our technological infrastructure to support growth of the business. Regulatory fees and assessments decreased in both segments in 2024, primarily due to an FDIC special assessment recorded during the fourth quarter of 2023, partially offset by additional FDIC special assessments in 2024, as described above. Other expense increased for Investor Services primarily due to higher industry fees, partially offset by impairment charges recorded in 2023 related to restructuring. Other expense decreased for Advisor Services primarily due to impairment charges recorded in 2023 related to restructuring and lower clearing charges.

Investor Services and Advisor Services total expenses excluding interest increased by 8% and 13%, respectively, in 2023 compared to 2022. Both segments saw higher compensation and benefits expenses due to restructuring costs recognized in the second half of 2023, higher average headcount to support Ameritrade client account transitions, and annual merit increases, partially offset by lower incentive compensation. Regulatory fees and assessments increased in both segments, primarily due to an FDIC special assessment recorded during the fourth quarter of 2023 and higher FDIC deposit insurance assessments as described above. Other expenses were also higher for both segments, primarily driven by impairment of certain leased corporate offices related to restructuring and Ameritrade integration. Depreciation and amortization increased for both segments primarily due to higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures in 2022 and 2023 to enhance our technological infrastructure to support the Ameritrade integration and growth of the business.

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

CSC’s Board of Directors sets the tone and culture of effective risk management. The Board has a Risk Committee that assists the Board in setting the type and level of risks that the Company is willing to take and supports the independence and stature of independent risk management. The Board Risk Committee also assists the Board in overseeing and holding senior management accountable for implementing the Board’s approved risk appetite, maintaining the Company’s risk management and control processes, and managing the Company’s activities in a safe and sound manner, and in compliance with applicable laws and regulations. The Board Risk Committee also approves risk appetite statements and related key risk appetite metrics, key risk policies, and reviews information relating to risk issues from functional areas of corporate risk management, legal, and internal audit.

The Audit Committee of the Board of Directors assists the Board in fulfilling its oversight responsibilities by reviewing the integrity of the Company’s financial statements and financial reporting processes, the qualifications and independence of the independent auditors and performance of the Company’s internal audit function and independent auditors, compliance with legal and regulatory requirements, processes to assess and manage risk exposures, and other matters as directed by the Board. The Compensation Committee of the Board of Directors assists the Board in oversight of compensation of the Company’s directors, executive officers, and other senior officers. The Board Nominating and Corporate Governance Committee assists the Board in its oversight responsibilities regarding Board composition, performance, and developing corporate governance principles, policies, and procedures.

Senior management takes an active role in the risk management process and has developed policies and procedures under which specific business and control units are responsible for risk identification and assessment, risk response, risk measurement and monitoring, and risk reporting and escalation. The Global Risk Committee, which is comprised of senior executives from each client enterprise and support function, is responsible for the oversight of risk management. This includes identifying emerging risks, assessing risk management practices and the control environment, reinforcing business accountability for risk management, supervisory controls and regulatory compliance, supporting resource prioritization across the organization, and escalating significant issues to the Board of Directors. The Chief Risk Officer regularly reports activities of the Global Risk Committee to the Risk Committee of the Board of Directors.

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

Senior management created the Incentive Compensation Risk Oversight Committee to provide oversight of incentive compensation risks and achieve sound incentive compensation risk management practices; it reports directly to the Compensation Committee of the Board of Directors.

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

Fraud risk arises from attempted or actual theft of financial assets or other property of any client or the Company. Fraud risk includes internal fraud, or the risk arising from personnel attempting or committing theft of financial assets or other property of any client or the Company. Schwab is committed to protecting the Company’s and its clients’ assets from fraud and complying with all applicable laws and regulations to prevent, detect, and report fraudulent activity. Schwab manages fraud risk through policies, procedures, and controls. We also take affirmative steps to prevent and detect fraud and report, to appropriate authorities, any known or suspected acts of fraud in accordance with existing laws and requirements.

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

Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Model uses at Schwab include, but are not limited to, calculating capital requirements for hypothetical stressful environments, estimating interest and credit risk for loans and other balance sheet assets, identifying and preventing fraud and other financial crimes, and providing guidance in the management of client portfolios. Schwab manages model risk, including use of artificial intelligence, through use of policies, standards, and controls which evaluate the conceptual and technical soundness of models used by the Company. We maintain a model inventory that includes a distinct record and risk rating for each model, and we conduct independent validations, annual reviews, and performance monitoring of the Company’s models.

Compliance Risk

Schwab faces compliance risk which is the potential exposure to legal or regulatory sanctions, fines or penalties, financial loss, or damage to reputation resulting from the failure to comply with laws, regulations, rules, or other regulatory requirements. Among other things, compliance risks relate to the suitability of client investments, consumer protection, conflicts of interest, disclosure obligations and performance expectations for products and services, supervision of employees, the retention of

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

required records, and the adequacy of our controls. The Company and its affiliates are subject to extensive regulation by federal, state, and foreign regulatory authorities, including SROs.

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

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. Our exposure to credit risk mainly results from investing activities in our liquidity and investment portfolios, mortgage lending, margin lending and client option and futures activities, pledged asset lending, securities lending activities, and our role as a counterparty in other financial contracts. To manage the risks of such losses, we have established policies and procedures, which include setting and reviewing credit limits, monitoring credit limits and quality of counterparties, and adjusting margin, PAL, option, and futures requirements for certain securities and instruments.

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

At December 31, 2024, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

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

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and economic value of equity (EVE) risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. The Company utilizes interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 8 – Note 17.

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

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities, and include derivative instruments. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans. We use independent third-party models to simulate net interest revenue sensitivity and related analyses. Fixed income analytical vendors provide term structure models, prepayment speed models for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments. The Company’s net interest revenue sensitivity analyses utilize gradual parallel increases/decreases in interest rates over a twelve-month period, though we also regularly simulate the effects of non-parallel shifts and instantaneous shifts of interest rates on net interest revenue.

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

Net interest revenue sensitivity analyses assume both static and dynamically-sized balance sheet composition. Statically-sized balance sheet modeling assumes the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. While this approach is useful to isolate the impact of changes in interest rates on a statically-sized asset and liability structure, it does not capture changes to client cash allocations. We therefore also conduct dynamically-sized balance sheet compositions as a function of interest rates. Dynamic net interest revenue simulations assume deposit and client credit balance runoff is supplemented with wholesale borrowing when needed to fund assets through the simulation horizon. We also conduct similar simulations on EVE to capture the impact of client cash allocation changes on our balance sheet. As we actively manage the consolidated balance sheet and interest rate exposure, we have taken and would typically seek to take steps to manage additional interest rate exposure that could result from changes in the interest rate environment.

The following table assumes a statically-sized balance sheet with simulated changes to net interest revenue over the next 12 months beginning December 31, 2024 and 2023 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

December 31,	2024	2023
Increase of 200 basis points	8.6%	10.8%
Increase of 100 basis points	4.6%	5.8%
Increase of 50 basis points	2.5%	3.1%
Decrease of 50 basis points	(2.3)%	0.4%
Decrease of 100 basis points	(4.6)%	(0.2)%
Decrease of 200 basis points	(9.3)%	(4.2)%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s simulated incremental increases in market interest rates had a smaller impact on net interest revenue as of December 31, 2024 compared to December 31, 2023, reflecting the impacts of hedging fixed-to-floating rate Senior Notes with receive-fixed-pay-floating interest rate swaps, resulting in higher interest expense in a higher rate environment, and lower cash balances held, partially offset by the benefit of a decreased allocation to shorter-term liabilities, which reduces interest expense in a higher rate environment. The Company’s simulated incremental decreases in market interest rates had a larger impact on net interest revenue as of December 31, 2024 compared to December 31, 2023, primarily due to lower non-maturity deposit rates and a decreased allocation to shorter-term liabilities, both of which reduce interest expense savings in a lower rate environment, partially offset by interest expense savings from hedging fixed-to-floating rate Senior Notes.

Effective Duration

Effective duration measures price sensitivity relative to a change in prevailing interest rates, taking account of amortizing cash flows and prepayment optionality for mortgage-related securities and loans. Duration is measured in years and commonly interpreted as the average timing of principal and interest cash flows. We seek to manage the Company’s asset duration in relation to management’s estimate of the Company’s liability duration. The Company’s liability duration is impacted by the composition of funding sources, and typically decreases in periods of rising market interest rates and increases in periods of declining market interest rates. The Company also utilizes derivative hedging instruments such as interest rate swaps in managing its asset and liability duration.

The following table presents the Company’s estimated effective durations, which reflects anticipated future payments, by category:

	December 31, 2024	December 31, 2023
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	2.1	2.5
AFS investment securities portfolio	2.3	2.5
AFS and HTM investment securities portfolio	3.9	4.0
Long-term debt CSC Senior Notes (2)	3.2	3.4
Estimated effective duration, inclusive of derivatives (1):
Consolidated total assets	2.0	2.4
AFS investment securities portfolio	1.8	2.2
AFS and HTM investment securities portfolio	3.7	3.9
Long-term debt CSC Senior Notes (2)	2.3	3.4
(1) See Item 8 – Note 17 for additional discussion on the Company’s derivatives.
(2) In the fourth quarter of 2024, Schwab executed $15.0 billion of receive-fixed swaps on CSC’s Senior Notes to reduce interest expense exposure in a lower interest rate environment.

AFS and HTM securities comprised approximately 48% and 54% of the Company’s consolidated total assets as of December 31, 2024 and 2023, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both December 31, 2024 and 2023.

Economic Value of Equity Simulation

Management also uses EVE simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities, and includes the impact of derivative instruments. While EVE does not have a direct accounting relationship, the measure aims to capture a theoretical value of assets and liabilities under a variety of interest rate environments. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical behaviors. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, behavior of non-maturity client cash held on the balance sheet, and pricing assumptions. We use both proprietary and independent third-party models to simulate EVE sensitivity and related analyses. We develop and maintain client credits and deposits run-off models internally based on historical experience and prevailing client cash realignment behaviors. We rely on third-party models for interest rate term structure modeling, prepayment speed modeling for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, and contractual maturities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s EVE profile is characterized by a more stable asset duration relative to liabilities in both higher and lower interest rate environments. Currently, the EVE exposure to rates increasing or decreasing in a similar magnitude shows that there is greater exposure to rates decreasing.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of December 31, 2024 and 2023, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

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

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities. Our clients’ bank deposits and brokerage cash balances primarily originate from our 36.5 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of December 31, 2024. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

As a participant in the financial services industry, Schwab relies on access to external financing in the normal course of business. Schwab’s use of external debt facilities may arise from timing differences between cash flow requirements, such as client cash outflows, cash flows from operations, payments on interest-earning assets, movements of cash to meet regulatory brokerage client cash segregation requirements, and general corporate purposes. Rollover risk is the risk that we will not be able to refinance or payoff borrowings as they mature. We maintain policies and procedures necessary to access funding, and test

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

borrowing procedures on a periodic basis. We manage rollover risk on borrowings, taking into account expected principal paydowns on our investment and loan portfolios along with expected deposit flows.

The following table describes certain external debt facilities available at December 31, 2024:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$16,700	$59,810	(1)	January 2025 - July 2025	5.11%
Federal Reserve discount window	Banking subsidiaries	—	30,512	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	5,499	—	(2)	January 2025 - May 2025	5.26%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,692		N/A	—
Unsecured commercial paper	CSC	—	5,000		N/A	—
Secured uncommitted lines of credit with various external banks	CS&Co	500	—	(3)	April 2025	5.13%
Unsecured committed revolving line of credit with various external banks	CSC	—	2,100	(4)	N/A	—
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of December 31, 2024. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 8 – Note 13 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 8 – Note 18 for additional information.
(3) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
(4) During the first quarter of 2024, CSC entered into an unsecured committed revolving line of credit with various external banks.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of December 31, 2024, the Company had additional investment securities with a par value of approximately $124 billion, or a fair value of approximately $113 billion, available to be pledged to obtain additional capacity. Additional details regarding availability and use of these facilities is described below.

Amounts available under secured credit facilities with the FHLB are dependent on the value of our First Mortgages, HELOCs, and the value of certain of our investment securities that are pledged as collateral. These credit facilities are also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans. CSC’s banking subsidiaries must each maintain positive tangible capital, as defined by the FHFA, in order to place new draws upon these credit facilities, and the Company manages capital with consideration of minimum tangible capital ratios at our banking subsidiaries. Tangible capital pursuant to the requirements of the FHLB borrowing facilities for our banking subsidiaries is common equity less goodwill and intangible assets.

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the Standing Repo Facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during 2024 and there were no amounts outstanding at December 31, 2024. CSC maintains standing bilateral repurchase agreements with external banks. Other than de minimis tests, these facilities were not used during 2024 and there were no amounts outstanding under these facilities at December 31, 2024.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at December 31, 2024. CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Beginning in 2024, CSC had access to an unsecured committed revolving line of credit with various external banks. This line expired in January 2025 and was not renewed. Other than an overnight borrowing to test the availability, the facility was not used during 2024.

CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. CS&Co is also able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of December 31, 2024, liabilities for securities loaned totaled $13.1 billion and are included in payables to brokers, dealers, and clearing organizations on the consolidated balance sheet. At December 31, 2024, $8.8 billion of securities loaned had overnight and continuous remaining contractual maturities; $4.3 billion of securities loaned had contractual maturities of 35-95 days and had a weighted-average interest rate of 4.62%. See Item 8 – Note 18 for additional information on securities lending activities.

CSB issues brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of December 31, 2024:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$27,701	January 2025 - November 2025	4.90%

Cash Flow Activity

As a result of rapidly increasing short-term interest rates beginning in 2022, the Company saw an increase in the pace at which clients moved certain cash balances out of our sweep features and into higher-yielding investment cash alternatives at Schwab. As a result of these outflows, our banking subsidiaries have supplemented excess cash on hand and cash generated by maturities and paydowns on our investment securities portfolios with fixed- and floating-rate FHLB advances, repurchase agreements, and issuances of brokered CDs. The average pace of client cash allocations out of sweep products into higher-yielding investment solutions decreased significantly beginning in the second half of 2023, and continued to decrease through 2024.

In the fourth quarter of 2024, the Company saw an increase in client sweep cash, which, along with principal and interest on the AFS and HTM investment securities portfolio, supported the Company’s net reduction of $14.9 billion of aggregate bank supplemental funding. Bank deposits increased $12.7 billion during the fourth quarter of 2024, which reflected a $17.7 billion increase in deposits swept from brokerage accounts, partially offset by a net decrease of $6.4 billion in brokered CDs.

The Company’s cash and cash equivalents decreased $1.3 billion from year-end 2023 to $42.1 billion at December 31, 2024; cash and cash equivalents, including amounts restricted, decreased $9.0 billion from year-end 2023 to $65.5 billion at December 31, 2024. These decreases reflected a net reduction of bank supplemental funding balances of $29.7 billion and maturities of long-term debt of $3.7 billion. Bank deposits decreased in 2024 by $30.8 billion, which reflected a net decrease in brokered CDs of $20.6 billion, as well as a $9.7 billion decrease in deposits swept from brokerage accounts due to client cash allocations and engagement with equity markets. The Company reduced FHLB borrowings and other short-term borrowings by a net total of $10.3 billion. Partially offsetting the decrease in bank deposits and repayment of borrowings, net investing cash inflows from our AFS and HTM securities totaled $40.9 billion in 2024 and net cash inflows from operations totaled $2.7 billion.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold HQLA in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation for additional information. The Company was in compliance with the LCR rule at December 31, 2024, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	December 31, 2024	September 30, 2024
Total eligible HQLA	$56,109	$56,288
Net cash outflows	40,232	43,356
LCR	140%	130%

To support growth in margin loan balances at our broker-dealer subsidiary while meeting our LCR requirements, the Company may issue commercial paper, draw on secured lines of credit, or engage in securities lending, in addition to capital markets issuances. In managing compliance with our LCR requirements, the broker-dealer subsidiary may also retain client cash balances rather than sweeping such balances to our banking subsidiaries.

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s ASF must be at least 100% of the Company’s RSF. ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at December 31, 2024, and the table below presents information about our average NSFR:

	Average for the Three Months Ended
	December 31, 2024	September 30, 2024
ASF	$197,689	$193,841
RSF	150,777	152,268
NSFR	131%	127%

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $22.4 billion and $26.1 billion at December 31, 2024 and 2023, respectively.

The following table provides information about our Senior Notes outstanding at December 31, 2024:

	Par Outstanding	Maturity	Weighted-Average Interest Rate	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$22,262	2025 - 2034	3.69%	A2	A-	A
Ameritrade Holding Senior Notes	163	2025 - 2029	3.38%	A2	A-	—

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

New Debt Issuances

During 2024, CSC did not issue new long-term debt. The below debt issuances in 2023 and 2022 were senior unsecured obligations. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate	Interest Payable
March 3, 2022	$500	3/3/2027	SOFR + 1.050%	Quarterly
March 3, 2022	$1,500	3/3/2027	2.450%	Semi-annually
March 3, 2022	$1,000	3/3/2032	2.900%	Semi-annually
May 19, 2023	$1,200	5/19/2029	5.643%	Semi-annually	(1)
May 19, 2023	$1,300	5/19/2034	5.853%	Semi-annually	(1)
August 24, 2023	$1,350	8/24/2034	6.136%	Semi-annually	(1)
August 24, 2023	$1,000	8/24/2026	5.875%	Semi-annually
November 17, 2023	$1,300	11/17/2029	6.196%	Semi-annually	(1)
(1) Interest rates presented are those in effect at December 31, 2024. For additional information regarding future interest rates on fixed-to-floating rate Senior Notes, see Item 8 – Note 13.

Equity Issuances and Redemptions

During 2024 and 2023, CSC did not issue preferred stock. CSC’s preferred stock issued and net proceeds for 2022 are shown below:

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

See also Item 8 – Consolidated Statements of Cash Flows, Item 8 – Note 12 for the Company’s bank deposits, Item 8 – Note 13 for the Company’s outstanding debt and borrowing facilities, Item 8 – Note 18 for the Company’s securities lending activities, and Item 8 – Note 20 for equity outstanding balances and activity.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2024 include payments on brokered CDs; payments on FHLB borrowings, other short-term borrowings, and long-term debt; lease payments including legally-binding minimum lease payments for leases signed but not yet commenced; credit-related financial instruments, representing our banking subsidiaries’ commitments to extend credit to banking clients, purchase mortgage loans, and fund CRA investments; and purchase obligations for services such as advertising and marketing, telecommunications, hardware- and software-related agreements, and professional services. For information on our contractual obligations for brokered CDs, FHLB borrowings, other short-term borrowings, long-term debt, leases, and credit-related financial instruments, see Item 8 – Notes 12, 13, 14, and 15. As of December 31, 2024, the Company had total short-term purchase obligations of $726 million and total long-term purchase obligations of $499 million.

Schwab also enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 8 – Notes 6, 7, 11, 13, 15, and 18. Pursuant to the 2023 IDA agreement, certain brokerage client deposits are required to be swept off-balance sheet to the TD Depository Institutions. See Item 8 – Note 15 for additional information on the 2023 IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, inclusive of balance sheet growth over time, financial support to our subsidiaries, sustained access to the capital markets, and regulatory capital requirements. Schwab also seeks to return excess capital to stockholders. We may return excess capital through such activities as dividends, repurchases of common shares, preferred stock redemptions, and repurchases of our preferred stock represented by depositary shares. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets.

To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios. Internal guidelines are set, for both CSC and its regulated subsidiaries, to ensure capital levels are in line with our strategy and regulatory requirements. Capital forecasts are reviewed monthly at Asset-Liability Management Committee meetings and regularly at meetings of the Board of Directors. A number of early warning indicators are monitored to help identify potential developments that could negatively impact capital. In addition, we monitor the subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries is transferred to CSC in the form of dividends and returns of capital. At the banking subsidiaries, dividends and returns of capital are managed with consideration of minimum tangible common equity and regulatory capital requirements. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

Schwab conducts regular capital stress testing to assess the potential financial impacts of various adverse macroeconomic and company-specific events to which the Company could be subjected. The objective of the capital stress testing is (1) to explore various potential outcomes – including rare and extreme events and (2) to assess impacts of potential stressful outcomes on both capital and liquidity (see also Risk Management – Liquidity Risk for discussion of liquidity stress testing). Additionally, we have a comprehensive Capital Contingency Plan to provide action plans for certain low probability/high impact capital events that the Company might face. The Capital Contingency Plan is issued under the authority of the Financial Risk Oversight Committee and provides guidelines for sustained capital events. It does not specifically address every contingency, but is designed to provide a framework for responding to any capital stress. The results of the stress testing indicate there are two scenarios which could stress the Company’s capital: (1) inflows of balance sheet cash during a period of very low interest rates and (2) outflows of balance sheet cash when other sources of financing are not available and the Company is required to sell assets at a loss to fund the outflows. The Capital Contingency Plan is reviewed annually and updated as appropriate.

For additional information, see Business – Regulation in Part I – Item 1.

Regulatory Capital Requirements

CSC is subject to capital requirements set by the Federal Reserve and is required to serve as a source of strength for our banking subsidiaries and to provide financial assistance if our banking subsidiaries experience financial distress. Schwab is required to maintain a Tier 1 Leverage Ratio for CSC of at least 4%. Due to the relatively low credit risk of our balance sheet assets and risk-based capital ratios at CSC and CSB that are in excess of regulatory requirements, the Tier 1 Leverage Ratio is the most restrictive capital constraint on CSC’s asset growth.

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain a ratio of at least 6.5%. Based on its regulatory capital ratios at December 31, 2024, CSB is considered well capitalized.

In July 2023, the Federal Reserve issued a notice of proposed changes to the regulatory capital rules that would require us to include AOCI in regulatory capital, phased in over a three-year transition period, beginning July 1, 2025 (see Current Regulatory and Other Developments). In anticipation of the rules being adopted, the Company’s capital management for CSC (consolidated), CSB, and our other banking subsidiaries now incorporates measures that are inclusive of AOCI. During the second quarter of 2024, Schwab updated its long-term operating objective to be its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00%. See below and Non-GAAP Financial Measures for additional information.

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

As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule, which are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit our broker-dealer subsidiary from paying cash dividends, making unsecured advances and loans to CSC and employees, and repaying subordinated borrowings from CSC, if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2024, CS&Co was in compliance with its net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Notes 20 and 24 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries and CSC (consolidated).

The following table details the capital ratios for CSC (consolidated) and CSB:

December 31,	2024		2023
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$48,375	$19,700	$40,958	$16,079
Less:
Preferred stock	9,191	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$39,184	$19,700	$31,767	$16,079
Less:
Goodwill, net of associated deferred tax liabilities	$11,746	$13	$11,782	$13
Other intangible assets, net of associated deferred tax liabilities	6,232	—	6,664	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	50	41	41	35
AOCI adjustment (1)	(14,839)	(12,938)	(18,131)	(15,746)
Common Equity Tier 1 Capital	$35,995	$32,584	$31,411	$31,777
Tier 1 Capital	$45,186	$32,584	$40,602	$31,777
Total Capital	45,218	32,606	40,645	31,816
Risk-Weighted Assets	113,648	78,134	128,230	83,809
Average Assets with regulatory adjustments	458,119	280,701	476,069	315,851
Total Leverage Exposure	461,200	282,629	479,302	318,007
Common Equity Tier 1 Capital/Risk-Weighted Assets	31.7%	41.7%	24.5%	37.9%
Tier 1 Capital/Risk-Weighted Assets	39.8%	41.7%	31.7%	37.9%
Total Capital/Risk-Weighted Assets	39.8%	41.7%	31.7%	38.0%
Tier 1 Leverage Ratio	9.9%	11.6%	8.5%	10.1%
Supplementary Leverage Ratio	9.8%	11.5%	8.5%	10.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio increased to 9.9% at December 31, 2024 from 8.5% at year-end 2023. This increase was due primarily to a decrease in the Company’s total assets and the benefit of net income earned during the year. Total balance sheet assets decreased $13.3 billion, or 3%, during 2024, primarily driven by decreases of $30.8 billion in total bank deposits and $9.7 billion in FHLB borrowings due to repayments, offset by an increase in payables to brokerage clients and payables to brokers, dealers, and clearing organizations totaling $23.5 billion. CSB’s Tier 1 Leverage Ratio also increased from year-end 2023, ending 2024 at 11.6%, primarily as a result of lower total assets and 2024 net income.

In light of the Federal Reserve’s 2023 regulatory capital rule proposal, which, among other things, would require the Company to include AOCI in regulatory capital, the Company has developed an adjusted Tier 1 Leverage Ratio, which is a non-GAAP and non-regulatory capital financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category.

During the second quarter of 2024, Schwab updated its long-term operating objective to be its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00%. As of December 31, 2024, our adjusted Tier 1 Leverage Ratio, which includes AOCI in the

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

ratio, was 6.8% for CSC (consolidated) and 7.3% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). The Company is continuing to accrete capital organically, and will continue to manage its capital as described above. In evaluating returns of excess capital to stockholders, we will consider the amount of bank supplemental funding outstanding, and may choose to utilize the liquidity we would otherwise use for capital returns to repay outstanding bank supplemental funding balances. See also below and Item 8 – Note 28 for additional information regarding share repurchase activity subsequent to December 31, 2024.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During 2024 and 2023, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 8 – Note 15 for further information on the 2023 IDA agreement.

Dividends

Since the initial dividend in 1989, and as of December 31, 2024, CSC has paid 143 consecutive quarterly dividends and has increased the quarterly dividend rate 28 times, resulting in a 19% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common and nonvoting common stock cash dividend at approximately 20% to 30% of net income.

The Board of Directors of the Company declared a quarterly cash dividend increase per common share during 2023 as shown below:

Date of Declaration	Quarterly Cash Increase Per Common Share	% Increase	New Quarterly Dividend Per Common Share
January 26, 2023	$.03	14%	$.25

In addition, on January 29, 2025, the Board of Directors of the Company declared a two cent, or 8%, increase in the quarterly cash dividend to $.27 per common share.

The following table details CSC’s cash dividends paid and per share amounts:

Year Ended December 31,	2024		2023
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock	$1,838	$1.00	$1,838	$1.00
Preferred Stock:
Series D (1)	45	59.52	45	59.52
Series F (2)	24	5,000.00	24	5,000.00
Series G (1)	132	5,375.00	132	5,375.00
Series H (1)	89	4,000.00	90	4,000.00
Series I (1)	83	4,000.00	83	4,000.00
Series J (1)	27	44.52	27	44.52
Series K (1)	37	5,000.00	37	5,000.00
(1) Dividends are paid quarterly.
(2) Dividends are paid semi-annually until December 1, 2027 and quarterly thereafter.

Share Repurchases

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date. There were no repurchases of CSC’s common stock during the year ended December 31, 2024. CSC repurchased 37 million shares of its common stock for

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

$2.8 billion during the year ended December 31, 2023. As of December 31, 2024, approximately $8.7 billion remained on the authorization.

Subsequent to December 31, 2024, pursuant to a repurchase agreement dated February 9, 2025, on February 12, 2025, the Company repurchased directly from TD Group US Holdings LLC 19.2 million shares of nonvoting common stock at a price of $77.982 per share for an aggregate repurchase amount of $1.5 billion. The Company completed this repurchase under its share repurchase authorization, and following the repurchase, approximately $7.2 billion remains on the authorization. See Item 8 – Note 28 for additional information.

There were no repurchases of CSC’s preferred stock during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 11,620 depositary shares representing interests in Series F preferred stock for $11 million, 42,036 depositary shares representing interests in Series G preferred stock for $42 million, 273,251 depositary shares representing interests in Series H preferred stock for $235 million, and 194,567 depositary shares representing interests in Series I preferred stock for $179 million on the open market. The repurchase prices are inclusive of $3 million of dividends accrued by the stockholders as of the repurchase date.

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

FOREIGN EXPOSURE

At December 31, 2024, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At December 31, 2024, the fair value of these holdings totaled $10.6 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $2.1 billion, and Canada at $889 million. At December 31, 2023, the fair value of these holdings totaled $12.8 billion, with the top three exposures being to issuers and counterparties domiciled in the United Kingdom at $5.0 billion, France at $3.2 billion, and Canada at $1.5 billion. In addition, Schwab had outstanding margin loans to foreign residents of $3.5 billion and $2.5 billion at December 31, 2024 and 2023, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Schwab uses the market approach to determine the fair value of certain financial assets and liabilities recorded at fair value, and to determine fair value disclosures. See Item 8 – Notes 2 and 19 for more information on our assets and liabilities recorded at fair value.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Income Taxes

Schwab estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which we operate, including federal, state, and local domestic jurisdictions, and immaterial amounts owed to several foreign jurisdictions. The estimated income tax expense is reported in the consolidated statements of income in taxes on income. Accrued taxes are reported in other assets or accrued expenses and other liabilities on the consolidated balance sheets and represent the net estimated amount due to or to be received from taxing jurisdictions either currently or deferred to future periods. Deferred taxes arise from differences between assets and liabilities measured for financial reporting purposes versus income tax reporting purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit management believes is more likely than not to be realized upon settlement. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances.

Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that impacts the relative merits and risks of tax positions. These changes, when they occur, affect accrued taxes and can be significant to the operating results of the Company. See Item 8 – Note 23 for more information on the Company’s income taxes.

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

Schwab’s use of non-GAAP measures is reflective of certain adjustments made to GAAP financial measures as described below. Beginning in the third quarter of 2023, these adjustments also include restructuring costs, which the Company began incurring in connection with its previously announced plans to streamline its operations to prepare for post-integration of Ameritrade. See Item 8 – Note 16 for additional information.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Year Ended December 31,
	2024	2023	2022
Total expenses excluding interest (GAAP)	$11,914	$12,459	$11,374
Acquisition and integration-related costs (1)	(117)	(401)	(392)
Amortization of acquired intangible assets	(519)	(534)	(596)
Restructuring costs (2)	(9)	(495)	—
Adjusted total expenses (non-GAAP)	$11,269	$11,029	$10,386
(1) Acquisition and integration-related costs for 2024 primarily consist of $54 million of compensation and benefits, $36 million of professional services, and $19 million of depreciation and amortization. Acquisition and integration-related costs for 2023 primarily consist of $187 million of compensation and benefits, $135 million of professional services, $28 million of occupancy and equipment, and $27 million of other expense. Acquisition and integration-related costs for 2022 primarily consist of $220 million of compensation and benefits, $140 million of professional services, and $21 million of occupancy and equipment.
(2) Restructuring costs for 2024 reflect a change in estimate of $34 million in compensation and benefits, offset by $5 million of occupancy and equipment and $37 million of other expense. Restructuring costs for 2023 primarily consist of $292 million of compensation and benefits, $17 million of occupancy and equipment, and $181 million of other expense. There were no restructuring costs for 2022.

With the Ameritrade integration and restructuring programs complete as of December 31, 2024, non-GAAP adjustments to total expenses excluding interest in 2025 are anticipated to be solely comprised of amortization of acquired intangible assets, which is estimated to be $512 million for 2025.

	Year Ended December 31,
	2024		2023		2022
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$5,478	$2.99	$4,649	$2.54	$6,635	$3.50
Acquisition and integration-related costs	117.06		401.22		392.21
Amortization of acquired intangible assets	519.28		534.29		596.31
Restructuring costs	9	—	495.27		—	—
Income tax effects (1)	(154)	(.08)	(338)	(.19)	(237)	(.12)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$5,969	$3.25	$5,741	$3.13	$7,386	$3.90
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Year Ended December 31,
	2024	2023	2022
Return on average common stockholders’ equity (GAAP)	15%	16%	18%
Average common stockholders’ equity	$35,475	$29,334	$36,605
Less: Average goodwill	(11,951)	(11,951)	(11,952)
Less: Average acquired intangible assets — net	(8,002)	(8,524)	(9,084)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,741	1,805	1,870
Average tangible common equity	$17,263	$10,664	$17,439
Adjusted net income available to common stockholders (1)	$5,969	$5,741	$7,386
Return on tangible common equity (non-GAAP)	35%	54%	42%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	December 31, 2024		December 31, 2023
	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	9.9%	11.6%	8.5%	10.1%
Tier 1 Capital	$45,186	$32,584	$40,602	$31,777
Plus: AOCI adjustment	(14,839)	(12,938)	(18,131)	(15,746)
Adjusted Tier 1 Capital	30,347	19,646	22,471	16,031
Average assets with regulatory adjustments	458,119	280,701	476,069	315,851
Plus: AOCI adjustment	(14,831)	(13,037)	(19,514)	(17,194)
Adjusted average assets with regulatory adjustments	$443,288	$267,664	$456,555	$298,657
Adjusted Tier 1 Leverage Ratio (non-GAAP)	6.8%	7.3%	4.9%	5.4%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Part II – Item 7.

THE CHARLES SCHWAB CORPORATION

Item 8.     Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2024	2023	2022
Net Revenues
Interest revenue	$15,537	$16,111	$12,227
Interest expense	(6,393)	(6,684)	(1,545)
Net interest revenue	9,144	9,427	10,682
Asset management and administration fees (1)	5,716	4,756	4,216
Trading revenue	3,264	3,230	3,673
Bank deposit account fees	729	705	1,409
Other	753	719	782
Total net revenues	19,606	18,837	20,762
Expenses Excluding Interest
Compensation and benefits	6,043	6,315	5,936
Professional services	1,053	1,058	1,032
Occupancy and equipment	1,060	1,254	1,175
Advertising and market development	397	397	419
Communications	591	629	588
Depreciation and amortization	916	804	652
Amortization of acquired intangible assets	519	534	596
Regulatory fees and assessments	398	547	262
Other	937	921	714
Total expenses excluding interest	11,914	12,459	11,374
Income before taxes on income	7,692	6,378	9,388
Taxes on income	1,750	1,311	2,205
Net Income	5,942	5,067	7,183
Preferred stock dividends and other	464	418	548
Net Income Available to Common Stockholders	$5,478	$4,649	$6,635
Weighted-Average Common Shares Outstanding:
Basic	1,828	1,824	1,885
Diluted	1,834	1,831	1,894
Earnings Per Common Shares Outstanding (2):
Basic	$3.00	$2.55	$3.52
Diluted	$2.99	$2.54	$3.50
(1) No fee waivers were recognized for the years ended December 31, 2024 and 2023. Includes fee waivers of $57 million for the year ended December 31, 2022.
(2) The Company has voting and nonvoting common stock outstanding. As the participation rights, including dividend and liquidation rights, are identical between the voting and nonvoting stock classes, basic and diluted earnings per share are the same for each class. See Notes 20 and 26 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2024	2023	2022
Net income	$5,942	$5,067	$7,183
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss) excluding transfers to held to maturity	1,940	3,539	(29,100)
Reclassification of net unrealized loss transferred to held to maturity	—	—	18,228
Other reclassifications included in other revenue	40	61	9
Change in net unrealized gain (loss) on held to maturity securities:
Reclassification of net unrealized loss transferred from available for sale	—	—	(18,228)
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	2,279	2,474	707
Other	(1)	(35)	60
Other comprehensive income (loss), before tax	4,258	6,039	(28,324)
Income tax effect	(975)	(1,549)	6,812
Other comprehensive income (loss), net of tax	3,283	4,490	(21,512)
Comprehensive Income (Loss)	$9,225	$9,557	$(14,329)

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets (1)
(In Millions, Except Per Share and Share Amounts)

December 31,	2024	2023
Assets
Cash and cash equivalents	$42,083	$43,337
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $10,075 and $8,844 at December 31, 2024 and 2023, respectively)	38,221	31,836
Receivables from brokers, dealers, and clearing organizations	2,440	3,327
Receivables from brokerage clients — net	85,374	68,667
Available for sale securities (amortized cost of $89,704 and $116,336 at December 31, 2024 and 2023, respectively; including assets pledged of $378 and $1,733, respectively)	82,994	107,646
Held to maturity securities (including assets pledged of $5,920 and $3,703 at December 31, 2024 and 2023, respectively)	146,453	159,452
Bank loans — net	45,215	40,439
Equipment, office facilities, and property — net	3,338	3,690
Goodwill	11,951	11,951
Acquired intangible assets — net	7,743	8,260
Other assets	14,031	14,573
Total assets	$479,843	$493,178
Liabilities and Stockholders’ Equity
Bank deposits	$259,121	$289,953
Payables to brokers, dealers, and clearing organizations	13,336	6,648
Payables to brokerage clients	101,559	84,786
Accrued expenses and other liabilities	12,325	11,752
Other short-term borrowings	5,999	6,553
Federal Home Loan Bank borrowings	16,700	26,400
Long-term debt	22,428	26,128
Total liabilities	431,468	452,220
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,329 at December 31, 2024 and 2023	9,191	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,023,295,180 shares issued at December 31, 2024 and 2023	20	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; 50,893,695 shares issued at December 31, 2024 and 2023	1	1
Additional paid-in capital	27,639	27,330
Retained earnings	37,568	33,901
Treasury stock, at cost — 242,977,194 and 250,678,452 shares at December 31, 2024 and 2023, respectively	(11,196)	(11,354)
Accumulated other comprehensive income (loss)	(14,848)	(18,131)
Total stockholders’ equity	48,375	40,958
Total liabilities and stockholders’ equity	$479,843	$493,178
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Nonvoting Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock					Retained Earnings	Treasury Stock, at cost
		Shares	Amount	Shares	Amount					Total
Balance at December 31, 2021	$9,954	1,995	$20	79	$1	$26,741	$25,992	$(5,338)	$(1,109)	$56,261
Net income	—	—	—	—	—	—	7,183	—	—	7,183
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(21,512)	(21,512)
Issuance of preferred stock, net	740	—	—	—	—	—	—	—	—	740
Redemption of preferred stock	(988)	—	—	—	—	—	(12)	—	—	(1,000)
Dividends declared on preferred stock	—	—	—	—	—	—	(505)	—	—	(505)
Dividends declared on common stock — $.84 per share	—	—	—	—	—	—	(1,592)	—	—	(1,592)
Repurchase of common stock	—	—	—	—	—	—	—	(2,435)	—	(2,435)
Repurchase of nonvoting common stock	—	15	—	(15)	—	—	—	(1,000)	—	(1,000)
Conversion of nonvoting common stock to common stock	—	13	—	(13)	—	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(124)	—	188	—	64
Share-based compensation	—	—	—	—	—	348	—	—	—	348
Other	—	—	—	—	—	110	—	(54)	—	56
Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	5,067	—	—	5,067
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	4,490	4,490
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(438)	—	—	(438)
Dividends declared on common stock — $1.00 per share	—	—	—	—	—	—	(1,838)	—	—	(1,838)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,866)	—	(2,866)
Stock option exercises and other	—	—	—	—	—	(145)	—	194	—	49
Share-based compensation	—	—	—	—	—	294	—	—	—	294
Other	—	—	—	—	—	106	—	(43)	—	63
Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	5,942	—	—	5,942
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,283	3,283
Redemption and repurchase of preferred stock, inclusive of tax	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	—	—	(437)	—	—	(437)
Dividends declared on common stock — $1.00 per share	—	—	—	—	—	—	(1,838)	—	—	(1,838)
Stock option exercises and other	—	—	—	—	—	(123)	—	207	—	84
Share-based compensation	—	—	—	—	—	313	—	—	—	313
Other	—	—	—	—	—	119	—	(49)	—	70
Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows (1)
(In Millions)

Year Ended December 31,	2024	2023	2022
Cash Flows from Operating Activities
Net income	$5,942	$5,067	$7,183
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	337	320	366
Depreciation and amortization	916	804	652
Amortization of acquired intangible assets	519	534	596
Provision (benefit) for deferred income taxes	(191)	(478)	(18)
Premium amortization, net, on available for sale and held to maturity securities	806	830	1,375
Other	552	702	490
Net change in:
Investments segregated and on deposit for regulatory purposes	(14,090)	23,759	(874)
Receivables from brokers, dealers, and clearing organizations	887	(451)	172
Receivables from brokerage clients	(16,779)	(2,135)	23,947
Other assets	92	(1,569)	(73)
Payables to brokers, dealers, and clearing organizations	6,688	1,808	(2,849)
Payables to brokerage clients	16,773	(12,652)	(28,233)
Accrued expenses and other liabilities	218	3,048	(677)
Net cash provided by (used for) operating activities	2,670	19,587	2,057
Cash Flows from Investing Activities
Purchases of available for sale securities	(2,986)	(1,487)	(51,009)
Proceeds from sales of available for sale securities	3,532	8,465	24,704
Principal payments on available for sale securities	25,589	36,508	49,944
Principal payments on held to maturity securities	14,721	15,461	15,712
Net change in bank loans	(4,787)	99	(5,788)
Purchases of equipment, office facilities, and property	(620)	(700)	(971)
Purchases of FHLB stock	(895)	(1,869)	(518)
Proceeds from sales of FHLB stock	1,388	1,344	19
Purchases of Federal Reserve stock	(189)	(221)	(106)
Proceeds from sales of Federal Reserve stock	—	98	197
Other investing activities	(322)	(287)	(136)
Net cash provided by (used for) investing activities	35,431	57,411	32,048
Cash Flows from Financing Activities
Net change in bank deposits	(30,832)	(76,771)	(77,054)
Proceeds from FHLB borrowings	23,001	49,200	12,504
Repayments of FHLB borrowings	(32,701)	(35,200)	(104)
Proceeds from other short-term borrowings	27,017	17,000	20,891
Repayments of other short-term borrowings	(27,571)	(15,104)	(21,100)
Issuances of long-term debt	—	6,097	2,971
Repayments of long-term debt	(3,682)	(831)	(1,036)
Repurchases of common stock and nonvoting common stock	—	(2,842)	(3,395)
Issuance of preferred stock, net	—	—	740
Redemption and repurchase of preferred stock	—	(467)	(1,000)
Dividends paid	(2,275)	(2,276)	(2,110)
Proceeds from stock options exercised	84	49	64
Other financing activities	(101)	(100)	(94)
Net cash provided by (used for) financing activities	(47,060)	(61,245)	(68,723)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(8,959)	15,753	(34,618)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	74,473	58,720	93,338
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$65,514	$74,473	$58,720
Continued on following page.

THE CHARLES SCHWAB CORPORATION

Continued from previous page.

Year Ended December 31,	2024	2023	2022
Supplemental Cash Flow Information
Non-cash investing activity:
Securities transferred from available for sale to held to maturity, at fair value	$—	$—	$188,555
Changes in accrued equipment, office facilities, and property purchases	$(13)	$104	$(19)
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$—	$—	$40
Other Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$6,655	$5,623	$1,355
Income taxes	$1,491	$1,620	$2,130
Amounts included in the measurement of lease liabilities	$260	$255	$228
Leased assets obtained in exchange for new operating lease liabilities	$153	$118	$274
Leased assets obtained in exchange for new finance lease liabilities	$—	$48	$4

December 31,	2024	2023	2022
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$42,083	$43,337	$40,195
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	23,431	31,136	18,525
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$65,514	$74,473	$58,720
(1) Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 1 for additional information.
(2) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 24.

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

Principal business subsidiaries of CSC include the following:

•Charles Schwab & Co., Inc. (CS&Co), incorporated in 1971, a securities broker-dealer;
•Charles Schwab Bank, SSB (CSB), our principal banking entity; and
•Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds (Schwab Funds®) and for Schwab’s exchange-traded funds (Schwab ETFs).

In May 2024, the Company completed the final client account conversions to CS&Co from the Ameritrade broker-dealers, TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. (TDAC). Accordingly, these entities are no longer principal business subsidiaries. See Note 16 for additional information regarding the Company’s integration of Ameritrade.

Schwab’s securities broker-dealer has over 380 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation. Beginning in 2024, receivables from brokers, dealers, and clearing organizations and payables to brokers, dealers, and clearing organizations are presented separately from other assets and accrued expenses and other liabilities, respectively, in the consolidated balance sheets. Correspondingly, interest expense related to securities lending is now presented as interest expense on payables to brokers, dealers, and clearing organizations. Prior period amounts have been reclassified to reflect these changes. Corresponding presentation changes have been made to the consolidated statements of cash flows and related notes also impacted.

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

2.    Summary of Significant Accounting Policies

Revenue recognition

Net interest revenue

Net interest revenue is not within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), because it is generated from financial instruments covered by various other areas of GAAP. Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources. Our primary interest-earning assets include cash and cash equivalents; segregated cash and investments; margin loans; investment securities; and bank loans. Fees earned and incurred on securities borrowing and lending activities, which are conducted by the Company’s broker-dealer subsidiary on assets held in client brokerage accounts, are also included in interest revenue and expense.

Asset management and administration fees

The majority of asset management and administration fees are generated through our proprietary and third-party mutual fund and ETF offerings, as well as fee-based advisory solutions. Mutual fund and ETF service fees are charged for investment management, shareholder, and administration services provided to Schwab Funds® and Schwab ETFs, as well as recordkeeping, shareholder, and administration services provided to third-party funds. Managed investing solutions (formerly referred to as advice solutions) fees are charged for brokerage and asset management services provided to managed investing solutions clients. Both mutual fund and ETF service fees and managed investing solutions fees are earned and recognized over time. Fees are generally based on a percentage of the daily value of assets under management and are collected on a monthly or quarterly basis.

Trading revenue

Trading revenue is primarily generated through commissions earned for executing trades for clients in individual equities, options, fixed income securities, and certain third-party mutual funds and ETFs, as well as order flow revenue. Commissions revenue is earned when the trades are executed and collected when the trades are settled. Order flow revenue is comprised of payments received from trade execution venues to which our broker-dealer subsidiary sends equity and option orders. Order flow revenue is recognized when the trades are executed and is collected on a monthly or quarterly basis.

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

Other revenue

Other revenue includes industry fees (formerly referred to as exchange processing fees), service fees, the provision for credit losses on bank loans, and other gains and losses from the sale of assets. Generally, the most significant portion of other revenue is industry fees, which are comprised of fees the Company’s broker-dealer subsidiary charges clients to offset the fees imposed on us by third parties. Industry fees are earned and collected when the trade is executed and are recognized gross of amounts remitted to the third parties, which are included in other expenses.

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

For some of the AFS and HTM investment securities, the Company has an expectation that nonpayment of the amortized cost basis is zero based on a long history with no credit losses and considering current conditions and reasonable and supportable forecasts. This applies to a limited set of securities that are guaranteed by the U.S. Treasury, U.S. government agencies, and sovereign entities of high credit quality. The expectation that nonpayment of the amortized cost basis is zero is continually reevaluated.

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

Securities borrowed and securities loaned

Securities borrowing and lending transactions are accounted for as collateralized financing transactions. Securities borrowed transactions typically require Schwab to deliver cash to the lender in exchange for securities; the receivables from these

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated balance sheets. For securities loaned, Schwab typically receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned; the payables from these transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated balance sheets. In instances where the Company is acting as the lender and receives securities that can be sold or pledged as collateral, the Company recognizes the collateral received at fair value and the obligation to return the collateral in the consolidated balance sheets. The market value of securities borrowed and loaned is monitored and collateral is adjusted to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for securities borrowed receivables.

Bank loans and related allowance for loan losses

Bank loans held for investments are recorded at amortized cost, which is comprised of the contractual principal amounts adjusted for unamortized direct origination costs or net purchase discounts or premiums. Interest income on bank loans is recognized using the effective interest method based on the contractual terms of the loan. Direct origination costs and premiums and discounts are recognized in interest revenue using the effective interest method over the contractual life of the loan and are adjusted for actual prepayments. Additionally, management estimates an allowance for credit losses, which is deducted from the amortized cost basis of loans to arrive at the amount expected to be collected. The bank loan portfolio includes three portfolio segments: residential real estate, PALs, and other loans. We use these segments when developing and documenting our methodology for determining the allowance for credit losses. The residential real estate portfolio segment is divided into two classes of financing receivables for purposes of monitoring and assessing credit risk: First Mortgages and HELOCs.

Schwab records an allowance for credit losses through a charge to provision for credit losses, included in other revenue, based on our estimate of current expected credit losses for the existing portfolio. We review the allowance for credit losses quarterly, taking into consideration current economic conditions, reasonable and supportable forecasts, the composition of the existing loan portfolio, past loss experience, and any other risks inherent in the portfolio to ensure that the allowance for credit losses is maintained at an appropriate level.

Substantially all PALs are collateralized by marketable securities with liquid markets. Credit lines are over-collateralized and borrowers are required to maintain collateral at specified levels at all times. The required collateral levels are determined based on the type of security pledged. Additionally, collateral market value is monitored on a daily basis and a borrower’s credit line may be reduced or collateral may be liquidated if the collateral is in danger of falling below specified levels. As such, the credit loss inherent within this portfolio is limited. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for PALs.

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

Nonaccrual, nonperforming, and impaired loans

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

Income taxes

Schwab provides for income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period such changes are enacted. Uncertain tax positions are evaluated to determine whether they are more likely than not to be sustained upon examination. When tax positions are more likely than not to be sustained upon examination, the difference between positions taken on tax return filings and estimated potential tax settlement outcomes are recognized in accrued expenses and other liabilities. If a position is not more likely than not to be sustained, then none of the tax benefit is recognized in Schwab’s financial statements. Accrued interest and penalties relating to unrecognized tax benefits are recorded in taxes on income. Schwab records amounts within AOCI net of taxes. Income tax effects are released from AOCI using the specific-identification method.

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

Derivative instruments and hedging activities

The Company utilizes derivative instruments as part of its interest rate risk management. The Company records all derivatives on the balance sheet at fair value. Accounting for the changes in the fair values of derivatives depends on whether we qualify for and elect to apply hedge accounting and the type of hedging accounting relationship applied. Hedge accounting generally matches the timing of gain or loss recognition on the derivatives with the recognition of the changes in the fair values or cash flows attributable to the risk being hedged. Economic hedges do not qualify for hedge accounting or the Company elects not to apply hedge accounting.

To qualify for hedge accounting, among other requirements, a derivative must be highly effective at reducing exposure to the hedged risk. The assessment of effectiveness is done for each hedging relationship at inception and on an ongoing basis. Depending on certain criteria, these assessments of effectiveness may be qualitative or quantitative. Schwab applies the “shortcut method” of hedge accounting for a portion of its fair value hedges, which assumes perfect effectiveness. Alternatively, when quantitative effectiveness assessments are required, the Company uses regression analysis.

For the Company’s fair value hedges of interest rate risk, the gain or loss on the derivatives and the changes in fair values of the hedged assets and liabilities attributable to benchmark interest rates (basis adjustments) are both recorded in interest revenue or interest expense on the consolidated statements of income. If the hedging relationship is terminated, any remaining basis adjustment is included in the carrying amount of the hedged asset or liability and amortized to interest revenue or interest expense over its remaining life as a yield adjustment. The Company does not amortize basis adjustments prior to termination of the hedging relationship.

Certain fair value hedges may be designated under the portfolio layer method (PLM) of hedge accounting, which allows the Company to hedge the interest rate risk of prepayable and non-prepayable financial assets by designating a stated amount of a closed portfolio that is expected to be outstanding for the designated hedge period (a hedged layer) as the hedged item. A PLM

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

hedging relationship may include multiple hedged layers. If at any point during the hedge period the aggregate amount of the hedged layers exceeds the amount of the closed portfolio (i.e., a breach of the hedged layer(s) has occurred) or is expected to exceed the amount of the closed portfolio at a future date during the hedge period (i.e., a breach of the hedged layer is anticipated), the PLM hedging relationship must be fully or partially terminated to cure the breach or anticipated breach. Basis adjustments for active PLM hedges are maintained at the closed portfolio level and are only allocated to individual assets remaining in the closed portfolio when the hedging relationship is terminated, except for any portion of the basis adjustment related to a breach of the hedged layer(s) that has occurred, which is recognized in interest revenue immediately. Allocated PLM basis adjustments are included in the amortized cost of the hedged assets and amortized to interest revenue over their respective remaining lives as a yield adjustment.

For the Company’s cash flow hedges of interest rate risk, the gain or loss on the derivatives is recorded in AOCI and subsequently reclassified into interest revenue or interest expense, depending on where the hedged cash flows are recognized, on the consolidated statements of income when the hedged transactions affect earnings. Amounts reported in AOCI for cash flow hedges of interest rate risk on recognized financial assets and liabilities are reclassified into interest revenue or interest expense as interest payments are accrued or made. If the hedging relationship is terminated and it becomes probable that the transactions that were hedged will not occur, the gain or loss on the derivative recorded in AOCI prior to termination is reclassified into interest revenue or interest expense immediately. Otherwise, the derivative gain or loss in AOCI will continue to be reclassified into interest revenue or interest expense in the periods during which the previously hedged transactions affect earnings.

For the Company’s economic hedges, the gain or loss on the derivatives is recorded in earnings and provides an offset to the gains or losses recognized on the hedged items. The Company did not have any economic hedges during the years ended December 31, 2024 and 2023.

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

The fair values of interest rate swaps are based on market observable interest rate yield curves. Fair value measurements are priced considering the coupon rate of the fixed leg of the contract and the variable coupon rate on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve. The Company validates its valuations with counterparty quotations from central counterparty (CCP) clearing houses. See Note 17 for additional information on the Company’s interest rate swaps.

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
January 1, 2024 (applied to the annual financial statements for 2024 and interim periods thereafter)
The Company adopted this guidance on January 1, 2024 on a retrospective basis for all periods presented within these 2024 annual financial statements. The impact of adoption was the additional segment disclosures included in Note 25.

New Accounting Standards Not Yet Adopted

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
Expands income tax disclosures, primarily by enhancing the rate reconciliation table and requiring additional disaggregated information about income taxes paid.

Adoption allows retrospective or prospective application, with early adoption permitted.

		January 1, 2025 (applies to the annual financial statements for 2025 and interim periods thereafter)	The Company does not expect this guidance will have a material impact on its financial statements or related disclosures.
ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”
Requires additional disclosures about certain expenses including, but not limited to, employee compensation, depreciation, amortization of intangible assets, and selling expenses. Also requires annual disclosure of how selling expenses are defined.

Adoption allows retrospective or prospective application, with early adoption permitted.
		January 1, 2027 (applies to the annual financial statements for 2027 and interim periods thereafter)	The Company is evaluating the impact of this guidance on its financial statement disclosures.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2024	2023	2022
Net interest revenue
Cash and cash equivalents	$1,539	$1,894	$812
Cash and investments segregated	1,443	1,355	691
Receivables from brokerage clients	5,420	4,793	3,321
Available for sale securities	2,166	2,987	4,139
Held to maturity securities	2,636	2,872	1,688
Bank loans	1,867	1,664	1,083
Securities lending revenue	330	419	471
Other interest revenue	136	127	22
Interest revenue	15,537	16,111	12,227
Bank deposits	(3,152)	(3,363)	(723)
Payables to brokers, dealers, and clearing organizations (1)	(372)	(147)	(48)
Payables to brokerage clients	(272)	(271)	(123)
Other short-term borrowings	(504)	(375)	(48)
Federal Home Loan Bank borrowings	(1,245)	(1,810)	(106)
Long-term debt	(846)	(715)	(498)
Other interest expense	(2)	(3)	1
Interest expense	(6,393)	(6,684)	(1,545)
Net interest revenue	9,144	9,427	10,682
Asset management and administration fees
Mutual funds, ETFs, and CTFs	3,221	2,563	2,055
Managed investing solutions (2)	2,129	1,868	1,854
Other	366	325	307
Asset management and administration fees	5,716	4,756	4,216
Trading revenue
Commissions	1,591	1,601	1,787
Order flow revenue	1,477	1,404	1,738
Principal transactions	196	225	148
Trading revenue	3,264	3,230	3,673
Bank deposit account fees	729	705	1,409
Other	753	719	782
Total net revenues	$19,606	$18,837	$20,762
(1) Beginning in 2024, this line item includes interest expense related to securities loaned. Prior period amounts have been reclassified to reflect this change. See Note 1 for additional information.
(2) Managed investing solutions was formerly referred to as “Advice solutions”.

For additional discussion of contract balances, see Note 10. For a summary of revenue provided by our reportable segments, see Note 25. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are detailed below:

December 31,	2024	2023
Receivables
Receivables from clearing organizations	$1,670	$1,645
Securities borrowed	695	1,563
Receivables for securities failed to deliver	40	92
Other receivables from broker-dealers	35	27
Receivables from brokers, dealers, and clearing organizations	$2,440	$3,327
Payables
Deposits for securities loaned	$13,068	$5,397
Payables to clearing organizations	127	122
Payables for securities failed to receive	104	263
Other payables to broker-dealers	37	866
Payables to brokers, dealers, and clearing organizations	$13,336	$6,648

See Note 18 for additional information regarding securities lending and borrowing activities.

5.    Receivables from and Payables to Brokerage Clients

Receivables from and payables to brokerage clients are detailed below:

December 31,	2024	2023
Receivables
Margin loans	$83,815	$62,582
Other brokerage receivables	1,559	6,085
Receivables from brokerage clients — net (1)	$85,374	$68,667
Payables
Interest-bearing payables	$91,158	$67,675
Non-interest-bearing payables	10,401	17,111
Payables to brokerage clients	$101,559	$84,786
(1) The allowance for credit losses for receivables from brokerage clients and related activity was immaterial for all periods presented.

At December 31, 2024, approximately 16% of CS&Co’s total client accounts were located in California. As of December 31, 2023, approximately 17% of CS&Co and TD Ameritrade, Inc. client accounts were located in California.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$57,262	$—	$5,429	$51,833
U.S. Treasury securities	14,939	1	471	14,469
Corporate debt securities (1)	10,166	—	587	9,579
Asset-backed securities (2)	6,106	—	196	5,910
U.S. state and municipal securities	603	—	54	549
Foreign government agency securities	533	—	6	527
Non-agency commercial mortgage-backed securities	121	—	12	109
Other	21	—	3	18
Unallocated portfolio layer method fair value basis adjustments (3)	(47)	—	(47)	—
Total available for sale securities	$89,704	$1	$6,711	$82,994
Held to maturity securities
U.S. agency mortgage-backed securities	$146,453	$146	$13,994	$132,605
Total held to maturity securities	$146,453	$146	$13,994	$132,605

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities	$69,173	$—	$6,378	$62,795
U.S. Treasury securities	22,459	1	989	21,471
Corporate debt securities (1)	13,344	—	860	12,484
Asset-backed securities (2)	9,465	—	378	9,087
Foreign government agency securities	1,035	—	33	1,002
U.S. state and municipal securities	634	—	55	579
Non-agency commercial mortgage-backed securities	123	—	14	109
Certificates of deposit	100	—	—	100
Other	22	—	3	19
Unallocated portfolio layer method fair value basis adjustments (3)	(19)	—	(19)	—
Total available for sale securities	$116,336	$1	$8,691	$107,646
Held to maturity securities
U.S. agency mortgage-backed securities	$159,452	$1,435	$13,796	$147,091
Total held to maturity securities	$159,452	$1,435	$13,796	$147,091
(1) As of December 31, 2024 and 2023, approximately 35% and 36%, respectively, of the total AFS corporate debt securities were issued by institutions in the financial services industry.
(2) Approximately 62% and 61% of asset-backed securities held as of December 31, 2024 and 2023, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 25% and 24% of the asset-backed securities held as of December 31, 2024 and 2023, respectively.
(3) This represents the amount of PLM fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Notes 2 and 17 for more information on PLM hedge accounting.

At December 31, 2024, our banking subsidiaries had pledged investment securities with a fair value of $62.7 billion (collateral value of $58.1 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 13). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $31.6 billion (collateral value of $30.5 billion) as collateral for this facility at December 31, 2024. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.5 billion at December 31, 2024.

At December 31, 2024, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $5.9 billion. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 2, 13, and 18 for additional information on these repurchase agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

At December 31, 2024, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $378 million as initial margin on interest rate swaps (see Notes 17 and 18). All of Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through FCMs which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS investment securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$—	$—	$51,833	$5,429	$51,833	$5,429
U.S. Treasury securities (1)	243	—	12,727	471	12,970	471
Corporate debt securities	—	—	9,579	587	9,579	587
Asset-backed securities (1)	12	—	5,888	196	5,900	196
U.S. state and municipal securities	—	—	549	54	549	54
Foreign government agency securities	—	—	527	6	527	6
Non-agency commercial mortgage-backed securities	—	—	109	12	109	12
Other	—	—	18	3	18	3
Total (2)	$255	$—	$81,230	$6,758	$81,485	$6,758

December 31, 2023
Available for sale securities
U.S. agency mortgage-backed securities (1)	$1	$—	$62,794	$6,378	$62,795	$6,378
U.S. Treasury securities	—	—	19,450	989	19,450	989
Corporate debt securities	—	—	12,484	860	12,484	860
Asset-backed securities (1)	29	—	9,058	378	9,087	378
Foreign government agency securities	—	—	1,002	33	1,002	33
U.S. state and municipal securities	—	—	579	55	579	55
Non-agency commercial mortgage-backed securities	—	—	109	14	109	14
Other	—	—	19	3	19	3
Total (2)	$30	$—	$105,495	$8,710	$105,525	$8,710
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $47 million and $19 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Note 2. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the years ended December 31, 2024 and 2023. None of the Company’s AFS securities held as of December 31, 2024 and 2023 had an allowance for credit losses. All HTM securities as of December 31, 2024 and 2023 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $455 million and $565 million of accrued interest for AFS and HTM securities as of December 31, 2024 and 2023, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the years ended December 31, 2024 or 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at December 31, 2024:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.3
AFS and HTM investment securities portfolio	3.9
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	1.8
AFS and HTM investment securities portfolio	3.7

(1) See Note 17 for additional discussion on the Company’s derivatives.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM investment securities are as follows:

December 31, 2024	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$2,604	$7,509	$9,650	$32,070	$51,833
U.S. Treasury securities	9,255	5,214	—	—	14,469
Corporate debt securities	4,186	3,926	1,467	—	9,579
Asset-backed securities	8	1,345	1,273	3,284	5,910
U.S. state and municipal securities	—	127	395	27	549
Foreign government agency securities	527	—	—	—	527
Non-agency commercial mortgage-backed securities	—	—	—	109	109
Other	—	—	—	18	18
Total fair value	$16,580	$18,121	$12,785	$35,508	$82,994
Total amortized cost (1)	$16,744	$19,218	$14,095	$39,694	$89,751
Weighted-average yield (2)	1.97%	1.66%	1.87%	2.27%	2.02%

Held to maturity securities
U.S. agency mortgage-backed securities	$1,605	$11,008	$32,295	$87,697	$132,605
Total fair value	$1,605	$11,008	$32,295	$87,697	$132,605
Total amortized cost	$1,622	$11,672	$34,858	$98,301	$146,453
Weighted-average yield (2)	3.00%	2.03%	1.62%	1.71%	1.73%
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $47 million at December 31, 2024.
(2) The weighted-average yield is computed using the amortized cost at December 31, 2024.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

Year Ended December 31,	2024	2023	2022
Proceeds	$3,532	$8,465	$24,704
Gross realized gains	—	1	157
Gross realized losses	40	62	166

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.    Bank Loans and Related Allowance for Credit Losses

The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

December 31, 2024	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans — net
Residential real estate:
First Mortgages (1,2)	$27,321	$37	$6	$25	$68	$27,389	$14	$27,375
HELOCs (1,2)	421	—	—	3	3	424	1	423
Total residential real estate	27,742	37	6	28	71	27,813	15	27,798
Pledged asset lines	17,010	8	—	6	14	17,024	—	17,024
Other	398	—	—	1	1	399	6	393
Total bank loans	$45,150	$45	$6	$35	$86	$45,236	$21	$45,215

December 31, 2023
Residential real estate:
First Mortgages (1,2)	$26,111	$33	$2	$7	$42	$26,153	$32	$26,121
HELOCs (1,2)	473	1	1	4	6	479	2	477
Total residential real estate	26,584	34	3	11	48	26,632	34	26,598
Pledged asset lines	13,533	11	—	4	15	13,548	—	13,548
Other	297	—	—	—	—	297	4	293
Total bank loans	$40,414	$45	$3	$15	$63	$40,477	$38	$40,439
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $112 million and $100 million at December 31, 2024 and 2023, respectively.
(2) At December 31, 2024 and 2023, 42% and 43%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2024 or 2023.

At December 31, 2024, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 13).

Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at December 31, 2021	$13	$2	$15	$—	$3	$18
Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	1	1	—	—	1
Provision for credit losses	53	1	54	4	—	58
Balance at December 31, 2022	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(34)	(2)	(36)	—	1	(35)
Balance at December 31, 2023	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(18)	(1)	(19)	—	2	(17)
Balance at December 31, 2024	$14	$1	$15	$—	$6	$21

As discussed in Note 2, the Company charges off any unsecured PAL balances no later than 90 days past due. As of December 31, 2024, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of December 31, 2024 and 2023, and no allowance for credit losses for PALs as of those dates was required.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The U.S. economy continued to face tight monetary policy and geopolitical unrest. Amid slower hiring and moderating inflation, the Federal Reserve lowered the federal funds target overnight rate by 100 basis points in the second half of 2024. Management’s macroeconomic outlook reflects sustained current benchmark lending rates, with unemployment remaining relatively flat and modest home price appreciation. Though higher mortgage rates are softening demand and reducing borrower affordability, we expect constrained housing supply to keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain very strong and have improved in recent quarters. As a result of these factors, we decreased projected loss rates at December 31, 2024, as compared to December 31, 2023.

Bank loan-related nonperforming assets consisted of nonaccrual loans of $35 million and $15 million at December 31, 2024 and 2023, respectively. Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02, “Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. At both December 31, 2024 and 2023, loan modifications to borrowers experiencing financial difficulty were not material.

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

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	pre-2020	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$—	$2	$1	$1	$1	$6	$—	$—	$—
620 – 679	24	4	26	29	18	10	111	—	1	1
680 – 739	361	249	724	1,091	366	210	3,001	47	30	77
≥740	3,203	1,895	4,902	9,796	3,308	1,167	24,271	241	105	346
Total	$3,589	$2,148	$5,654	$10,917	$3,693	$1,388	$27,389	$288	$136	$424
Origination LTV
≤70%	$2,471	$1,445	$4,197	$9,479	$3,078	$1,081	$21,751	$267	$95	$362
>70% – ≤90%	1,118	703	1,457	1,438	615	305	5,636	21	40	61
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$3,589	$2,148	$5,654	$10,917	$3,693	$1,388	$27,389	$288	$136	$424
Updated FICO
<620	$—	$3	$25	$15	$7	$14	$64	$1	$5	$6
620 – 679	34	31	74	97	44	30	310	6	7	13
680 – 739	339	191	574	871	291	144	2,410	48	24	72
≥740	3,216	1,923	4,981	9,934	3,351	1,200	24,605	233	100	333
Total	$3,589	$2,148	$5,654	$10,917	$3,693	$1,388	$27,389	$288	$136	$424
Estimated Current LTV (1)
≤70%	$2,402	$1,660	$4,942	$10,747	$3,672	$1,385	$24,808	$285	$136	$421
>70% – ≤90%	1,187	487	693	166	17	3	2,553	3	—	3
>90% – ≤100%	—	1	17	3	4	—	25	—	—	—
>100%	—	—	2	1	—	—	3	—	—	—
Total	$3,589	$2,148	$5,654	$10,917	$3,693	$1,388	$27,389	$288	$136	$424
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.12%	0.16%	0.04%	0.05%	0.51%	0.09%	0.07%	2.33%	0.71%
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

At December 31, 2024, $23.0 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 26% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 80% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At December 31, 2024 and 2023, Schwab had $171 million and $157 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the consolidated balance sheets.

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2024	Balance
Converted to an amortizing loan by period end (1)	$136
Within 1 year	17
> 1 year – 3 years	38
> 3 years – 5 years	35
> 5 years	198
Total	$424
(1) Includes $11 million of HELOCs converted to amortizing loans during the year ended December 31, 2024.

At December 31, 2024, $336 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2024, the borrowers on approximately 61% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2024	2023
Software	$3,718	$3,375
Buildings	1,801	1,720
Information technology and telecommunications equipment	1,086	1,133
Leasehold improvements	411	411
Land	235	214
Construction in progress	205	213
Other	341	380
Total equipment, office facilities, and property	7,797	7,446
Accumulated depreciation and amortization	(4,459)	(3,756)
Total equipment, office facilities, and property — net	$3,338	$3,690

As a result of its Ameritrade integration and restructuring efforts, the Company recognized impairment losses on fixed assets of $47 million during the year ended December 31, 2023. These losses are included in other expense on the consolidated statements of income. For the purpose of measuring impairment loss, the fair value of the asset group was determined using a discounted cash flow analysis. The fair value of the asset group was not material at December 31, 2023. See Note 16 for additional information regarding the Company’s exit costs related to its Ameritrade integration and restructuring activities.

9.    Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
December 31, 2022	$7,969	$3,982	$11,951
Goodwill acquired and other changes during the period	—	—	—
December 31, 2023	$7,969	$3,982	$11,951
Goodwill acquired and other changes during the period (1)	114	(114)	—
December 31, 2024	$8,083	$3,868	$11,951
(1) In the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Related goodwill amounts were transferred from the Advisor Services segment to the Investor Services segment.

We performed an assessment of each of the Company’s reporting units as of our annual testing date. Based on this analysis, we concluded that goodwill was not impaired. There were no indicators that goodwill was impaired after our annual testing date. Schwab did not recognize any goodwill impairment in any of the years presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Acquired intangible assets are detailed below:

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Client relationships	$9,819	$(2,171)	$7,648	$10,088	$(1,933)	$8,155
Technology	216	(212)	4	299	(284)	15
Trade names	111	(20)	91	123	(33)	90
Total acquired intangible assets	$10,146	$(2,403)	$7,743	$10,510	$(2,250)	$8,260

Estimated future annual amortization expense for acquired intangible assets as of December 31, 2024 is as follows:

2025	$512
2026	508
2027	508
2028	507
2029	507
Thereafter	5,110
Total	$7,652
Note: The above schedule excludes indefinite-lived intangible assets of $91 million.

10.    Other Assets

The components of other assets are as follows:

December 31,	2024	2023
Deferred tax assets — net	$3,527	$4,300
Other investments (1)	3,282	3,155
Other securities owned at fair value (2)	2,543	1,913
Receivables — interest, dividends, and other	1,952	2,538
Customer contract receivables (3)	694	599
Operating lease ROU assets	591	630
Capitalized contract costs	487	416
Contract assets — net	216	239
Other	739	783
Total other assets	$14,031	$14,573
(1) Includes LIHTC investments and certain other CRA-related investments (see Note 11). This item also includes investments in FHLB stock of $703 million and $1.1 billion at December 31, 2024 and 2023, respectively, which are required to be held as a condition of borrowing with the FHLB (see Note 13) and can only be sold to the issuer at its par value. Any cash dividends received from investments in FHLB stock are recognized as interest revenue in the consolidated statements of income. Other investments also includes investments in Federal Reserve stock of $657 million and $468 million at December 31, 2024 and 2023, respectively; these holdings are a condition of CSB, CSPB, and Trust Bank’s membership with the Federal Reserve.
(2) Includes fractional shares held in client brokerage accounts. Corresponding repurchase liabilities in an equal amount for these client-held fractional shares are included in accrued expenses and other liabilities on the consolidated balance sheet. See also Notes 2 and 19.
(3) Represents receivables from contracts with customers within the scope of ASC 606.

Capitalized contract costs

Capitalized contract costs relate to incremental costs of obtaining a contract with a customer, including sales commissions paid to employees for obtaining contracts with clients, and are presented in the table above. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. Amortization expense related to capitalized contract costs was $97 million, $85 million, and $77 million during the years ended December 31, 2024, 2023, and 2022, respectively, which was recorded in compensation and benefits expense on the consolidated statements of income.

Contract assets

Contract assets relate to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement, and are presented in the table above. These assets are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 15.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

11.    Variable Interest Entities

As of December 31, 2024 and 2023, substantially all of Schwab’s involvement with VIEs is through CSB’s CRA-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During 2024, 2023, and 2022, CSB recorded amortization of $154 million, $119 million, and $96 million, respectively, and recognized tax credits and other tax benefits of $200 million, $153 million, and $121 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2024			December 31, 2023
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,729	$947	$1,729	$1,407	$759	$1,407
Other investments (2)	224	—	340	179	—	231
Total	$1,953	$947	$2,069	$1,586	$759	$1,638
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2025 and 2028. During the years ended December 31, 2024, 2023, and 2022, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

12.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2024	2023
Interest-bearing deposits:
Deposits swept from brokerage accounts	$210,575	$220,274
Time certificates of deposit (1)	27,701	48,297
Checking	15,593	15,691
Savings and other	4,015	4,461
Total interest-bearing deposits	257,884	288,723
Non-interest-bearing deposits	1,237	1,230
Total bank deposits	$259,121	$289,953
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at December 31, 2024 and 2023 were 4.90% and 5.15%, respectively. As of December 31, 2024 and 2023, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at December 31, 2024 mature between January 2025 and November 2025.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table lists long-term debt by instrument outstanding as of December 31, 2024 and 2023:

	Date of	Principal Amount Outstanding
	Issuance	2024	2023
CSC Fixed-rate Senior Notes:
3.550% due February 1, 2024	10/31/18	$—	$500
0.750% due March 18, 2024	03/18/21	—	1,500
3.750% due April 1, 2024	09/24/21	—	350
3.000% due March 10, 2025	03/10/15	375	375
4.200% due March 24, 2025	03/24/20	600	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.500% due March 18, 2024	03/18/21	—	1,250
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	1,200
6.196% due November 17, 2029 (2)	11/17/23	1,300	1,300
5.853% due May 19, 2034 (3)	05/19/23	1,300	1,300
6.136% due August 24, 2034 (4)	08/24/23	1,350	1,350
Total CSC Senior Notes		22,262	25,862
Ameritrade Holding Fixed-rate Senior Notes:
3.750% due April 1, 2024	11/01/18	—	50
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding Senior Notes		163	213
Finance lease liabilities		49	85
Unamortized premium — net		54	87
Debt issuance costs		(93)	(119)
Fair value hedging basis adjustments (5)		(7)	—
Total long-term debt		$22,428	$26,128
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
(5) This represents the amount of fair value hedge basis adjustments related to Senior Notes hedged. See Notes 2 and 17 for more information on hedging of Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on all long-term debt outstanding at December 31, 2024, are as follows:

Maturities
2025	$2,249
2026	4,112
2027	3,463
2028	1,950
2029	4,200
Thereafter	6,500
Total maturities	22,474
Unamortized premium — net	54
Debt issuance costs	(93)
Fair value hedging basis adjustments (1)	(7)
Total long-term debt	$22,428
(1) This represents the amount of fair value hedge basis adjustments related to long-term debt hedged. See Notes 2 and 17 for more information on hedging of long-term debt.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $16.7 billion and $26.4 billion outstanding under these facilities as of December 31, 2024 and 2023, respectively, and these borrowings had a weighted-average interest rate of 5.11% and 5.34%, respectively. As of December 31, 2024 and 2023, the collateral pledged provided additional borrowing capacity of $59.8 billion and $63.1 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at December 31, 2024 and 2023 were $6.0 billion and $6.6 billion, respectively, and had a weighted-average interest rate of 5.21% and 5.57%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $5.5 billion and $4.9 billion outstanding pursuant to such repurchase agreements at December 31, 2024 and 2023, respectively. Repurchase agreements outstanding at December 31, 2024 mature between January 2025 and May 2025.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of December 31, 2024 and 2023, our collateral pledged provided total borrowing capacity of $30.5 billion and $6.2 billion, respectively, of which no amounts were outstanding at the end of either year. During the first quarter of 2024 and the year ended December 31, 2023, our banking subsidiaries had access to funding through the Federal Reserve Bank Term Funding Program (BTFP). This program offered loans through March 11, 2024 of up to one year in length, and amounts available were dependent upon the par value of certain investment securities pledged as collateral. This facility was not used in 2024 or 2023, and as of December 31, 2024, there was no collateral pledged under the BTFP. As of December 31, 2023, our collateral pledged provided total borrowing capacity of $39.2 billion.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There were no amounts outstanding at December 31, 2024 or 2023. Beginning in 2024, CSC had access to an unsecured committed revolving line of credit with various external banks with a total borrowing capacity of $2.1 billion. This line expired in January 2025 and was not renewed, and there were no amounts outstanding as of December 31, 2024. CSC and CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.7 billion; no amounts were outstanding at December 31, 2024 or 2023.

CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $500 million outstanding at December 31, 2024 and $950 million outstanding at December 31, 2023. TDAC also previously maintained secured uncommitted lines of credit. Prior to the final client account conversions to CS&Co from the Ameritrade broker-dealers, TDAC could borrow on either a demand or short-term basis and pledged client margin securities as collateral. The TDAC lines of credit were terminated during 2024. There was $700 million outstanding under the TDAC lines of credit at December 31, 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at December 31, 2024 are as follows:

2025
FHLB borrowings	$16,700
Other short-term borrowings	5,999
Total	$22,699

14.    Leases

The following table details the amounts and locations of lease assets and liabilities on the consolidated balance sheets:

December 31,		2024	2023
	Balance Sheet Classification
Lease assets:
Operating lease ROU assets	Other assets	$591	$630
Finance lease ROU assets	Equipment, office facilities, and property — net	47	84
Lease liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$816	$892
Finance lease liabilities	Long-term debt	49	85

The components of lease expense are as follows:

Year Ended December 31,	2024	2023	2022
Lease Cost
Operating lease cost (1)	$215	$260	$242
Variable lease cost (2)	48	48	50
(1) Includes short-term lease cost, which is immaterial.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that is reflected in the lease liability and amounts actually incurred.

The Company had immaterial finance lease cost and sublease income for the years ended December 31, 2024, 2023, and 2022.

In addition to the costs noted above and as a result of its Ameritrade integration and restructuring efforts, the Company recognized impairment losses on ROU assets of $157 million for the year ended December 31, 2023. These losses are included in other expense on the consolidated statements of income. For the purpose of measuring impairment loss, the fair value of the asset group was determined using a discounted cash flow analysis. The fair value of the asset group was not material at December 31, 2023. See Note 16 for additional information regarding the Company’s exit costs related to its Ameritrade integration and restructuring activities.

The following tables present supplemental operating lease information:

December 31,	2024	2023
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.53	5.60
Weighted-average discount rate	3.96%	3.64%

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual Maturities of Lease Liabilities	Operating Leases
2025	$237
2026	180
2027	142
2028	89
2029	70
Thereafter	194
Total lease payments (1)	912
Less: Interest	96
Present value of lease liabilities	$816
(1) Lease payments exclude $33 million of legally binding minimum lease payments for leases signed, but not yet commenced. These leases will commence in 2025 with lease terms of 10 to 11 years.

15.    Commitments and Contingencies

Loan Portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $4.2 billion and $2.9 billion during 2024 and 2023, respectively. CSB purchased HELOCs with commitments of $157 million and $181 million during 2024 and 2023, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

December 31,	2024	2023
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$1,895	$2,996
Commitments to purchase First Mortgage loans	511	351
Total	$2,406	$3,347

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We satisfy the margin requirements of these transactions through pledging certain client securities. For additional information on these pledged securities, refer to Note 18. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

The Company also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the amounts it has posted as collateral. The Company also engages third-party firms to clear clients’ futures and options on futures transactions and to facilitate clients’ foreign exchange trading, and has agreed to indemnify these firms for any losses that they may incur from the client transactions introduced to them by the Company. The potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees and indemnifications.

IDA agreement: On May 4, 2023, the Company executed the 2023 IDA agreement with the TD Depository Institutions that replaced and superseded the previous agreement dated November 24, 2019, as amended. The 2023 IDA agreement specifies responsibilities, including certain contingent obligations, of the Company going forward. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement. During 2024, Schwab did not move IDA balances to its balance sheet.

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

Pursuant to the 2023 IDA agreement, in 2023, Schwab opted to buy down $5.0 billion of fixed-rate obligation amounts, incurring market-based fees of $249 million, which were capitalized as contract assets and included in other assets on the consolidated balance sheet. For additional information on these contract assets, see Note 10.

As of December 31, 2024, the total ending IDA balance was $87.6 billion, of which $66.6 billion was fixed-rate obligation amounts and $21.0 billion was floating-rate obligation amounts. As of December 31, 2023, the total ending IDA balance was $97.5 billion, of which $83.7 billion was fixed-rate obligation amounts and $13.8 billion was floating-rate obligation amounts.

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

Corrente Antitrust Litigation: On June 6, 2022, CSC was sued in the U.S. District Court for the Eastern District of Texas on behalf of a putative class of customers who purchased or sold securities through CS&Co or TD Ameritrade, Inc. from October 26, 2020 to the present. The lawsuit alleges that CSC’s acquisition of Ameritrade violated Section 7 of the Clayton Act because it has resulted in an anticompetitive market for the execution of retail customer orders. Plaintiffs seek unspecified damages, as well as injunctive and other relief. A motion by the Company to dismiss the lawsuit was denied by the court on February 24, 2023. On December 12, 2024, the parties filed a joint stipulation proposing a settlement of the lawsuit on a class basis under which defendants would commit to certain non-monetary undertakings and payments of plaintiffs’ attorneys’ fees and costs in an amount that would be immaterial. Approval of the settlement remains pending with the court.

Ford Order Routing Litigation: On September 15, 2014, Ameritrade Holding, TD Ameritrade, Inc. and its former CEO, Frederick J. Tomczyk, were sued in the U.S. District Court for the District of Nebraska on behalf of a putative class of TD Ameritrade, Inc. clients alleging that defendants sought to seek best execution and made misrepresentations and omissions regarding its order routing practices. Plaintiff seeks unspecified damages and injunctive and other relief. On September 14, 2018, the District Court granted plaintiff’s motion for class certification, and defendants petitioned for an immediate appeal of the

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

District Court’s class certification decision. On April 23, 2021, the U.S. Court of Appeals, 8th Circuit, issued a decision reversing the District Court’s certification of a class and remanding the case back to the District Court for further proceedings. Plaintiff renewed his motion for class certification, which the District Court granted on September 20, 2022. Defendants appealed, and in a decision filed on September 3, 2024, the Court of Appeals again reversed the District Court’s certification of a class. Plaintiff is now pursuing his claims individually in arbitration. The likelihood such claims would be material to the financial condition, operating results, or cash flows of the Company is remote.

Other Matters: Certain of the Company’s registered subsidiaries have been responding to inquiries from the SEC and Commodity Futures Trading Commission (CFTC) in relation to a publicly reported, industry-wide sweep related to record retention and the use of unauthorized messaging channels. The Company had accrued an immaterial amount in anticipation of a settlement with the SEC to resolve its inquiry, which was finalized and announced on January 13, 2025. The likelihood any outcome in the CFTC inquiry would be material to the financial condition, operating results, or cash flows of the Company is remote.

16.    Exit and Other Related Liabilities

Integration of Ameritrade

The Company completed its acquisition of Ameritrade effective October 6, 2020 and integration work concluded during 2024, including completion of the final client transition group from the Ameritrade broker-dealers to CS&Co in May and, thereafter, completion of overall integration work including decommissioning of duplicative platforms. The Company incurred acquisition and integration-related costs including professional fees, compensation and benefits expenses for employees and contractors involved in the integration work, and costs for technology enhancements. The Company also incurred exit and other related costs to attain anticipated synergies, which are primarily comprised of employee compensation and benefits such as severance pay, other termination benefits, and retention costs, as well as costs related to facility closures, such as accelerated amortization and depreciation or impairments of assets in those locations. Exit and other related costs are a component of the Company’s overall acquisition and integration-related spending.

Inclusive of costs recognized through December 31, 2024, Schwab incurred total exit and other related costs for the integration of Ameritrade of $430 million, consisting of employee compensation and benefits, facility exit costs, and certain other costs. During each of the years ended December 31, 2024, 2023, and 2022, the Company recognized $42 million, $60 million, and $34 million of acquisition-related exit costs, respectively. In addition to ASC 420 Exit or Disposal Cost Obligations (ASC 420), certain of the costs associated with these activities were accounted for in accordance with ASC 360 Property, Plant and Equipment (ASC 360), ASC 712 Compensation – Nonretirement Post Employment Benefits (ASC 712), ASC 718 Compensation – Stock Compensation (ASC 718), and ASC 842 Leases (ASC 842). The integration of Ameritrade is complete and the exit and other related liabilities as of December 31, 2024 are anticipated to be paid in early 2025.

The following table is a summary of the Ameritrade integration activity in the Company’s exit and other related liabilities as of December 31, 2024 and 2023 and activity for the years then ended:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2022 (1)	$36	$10	$46
Amounts recognized in expense (2)	20	4	24
Costs paid or otherwise settled	(14)	(2)	(16)
Balance at December 31, 2023 (1)	$42	$12	$54
Amounts recognized in expense (2)	13	5	18
Costs paid or otherwise settled	(50)	(14)	(64)
Balance at December 31, 2024 (1)	$5	$3	$8
(1) Included in accrued and expenses and other liabilities on the consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits, as well as retention costs, are primarily included in compensation and benefits on the consolidated statements of income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the Ameritrade integration exit and other related costs recognized in expense for the year ended December 31, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$13	$—	$13	$5	$—	$5	$18
Occupancy and equipment	—	2	2	—	—	—	2
Depreciation and amortization	—	14	14	—	6	6	20
Other	—	2	2	—	—	—	2
Total	$13	$18	$31	$5	$6	$11	$42
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the Ameritrade integration exit and other related costs incurred from the acquisition closing date through December 31, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$256	$—	$256	$70	$—	$70	$326
Occupancy and equipment	—	42	42	—	9	9	51
Depreciation and amortization	—	16	16	—	7	7	23
Professional services	—	1	1	—	—	—	1
Other	—	22	22	—	7	7	29
Total	$256	$81	$337	$70	$23	$93	$430
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

Other

When significant progress had been made in the integration of Ameritrade, the Company undertook incremental actions beginning in 2023 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. In order to achieve anticipated cost savings through these actions, the Company incurred total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of $504 million inclusive of costs recognized through December 31, 2024. During each of the years ended December 31, 2024 and 2023, the Company recognized $9 million and $495 million of restructuring-related exit costs, respectively. In addition to ASC 420, certain of the costs associated with these activities were accounted for in accordance with ASC 360, ASC 712, ASC 718, and ASC 842. Actions under the plan have been completed and there are no remaining exit and other related liabilities as of December 31, 2024.

The following table is a summary of the restructuring activity in the Company’s exit and other related liabilities as of December 31, 2024 and 2023 and activity for the years then ended:

	Investor Services Employee Compensation and Benefits	Advisor Services Employee Compensation and Benefits	Total
Balance at December 31, 2022 (1)	$—	$—	$—
Amounts recognized in expense (2)	214	78	292
Costs paid or otherwise settled	(43)	(15)	(58)
Balance at December 31, 2023 (1)	$171	$63	$234
Amounts recognized in expense (2)	(25)	(9)	(34)
Costs paid or otherwise settled	(146)	(54)	(200)
Balance at December 31, 2024 (1)	$—	$—	$—
(1) Included in accrued expenses and other liabilities on the consolidated balance sheets.
(2) Amounts recognized in expense for severance pay and other termination benefits are included in compensation and benefits on the consolidated statements of income. The year ended December 31, 2024 includes a reduction of the liability resulting from changes in estimates of $27 million and $9 million in Investor Services and Advisor Services, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the restructuring exit and other related costs recognized in expense for the year ended December 31, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$(25)	$—	$(25)	$(9)	$—	$(9)	$(34)
Occupancy and equipment	—	4	4	—	1	1	5
Professional services	—	1	1	—	—	—	1
Other	—	28	28	—	9	9	37
Total	$(25)	$33	$8	$(9)	$10	$1	$9
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

The following table summarizes the restructuring exit and other related costs recognized in expense from initiation of the plan through December 31, 2024:

	Investor Services			Advisor Services
	Employee Compensation and Benefits	Facility Exit Costs (1)	Investor Services Total	Employee Compensation and Benefits	Facility Exit Costs (1)	Advisor Services Total	Total
Compensation and benefits	$189	$—	$189	$69	$—	$69	$258
Occupancy and equipment	—	17	17	—	5	5	22
Professional services	—	5	5	—	1	1	6
Other	—	162	162	—	56	56	218
Total	$189	$184	$373	$69	$62	$131	$504
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

In the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. See Note 25 for more information. The impact of the transfer on integration-related and restructuring-related exit costs was not material and prior-year amounts in the relevant tables above have not been recast.

17.    Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company utilizes derivative instruments to manage interest rate risk exposures that arise from business activities related to changes in fair values or the receipt and payment of future known and uncertain cash amounts due to changes in interest rates. The Company uses derivative instruments to manage changes in the fair values of, as well as changes in the amounts and/or timing of known or expected cash receipts and payments related to, our AFS investment portfolio and Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

For a description of how the Company accounts for derivative instruments, see Note 2. For additional information on the basis of presentation for derivative instruments on the Company’s consolidated balance sheets and related offsetting considerations, see Note 18.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of its fixed-rate AFS securities and Senior Notes, as well as its fixed-to-floating rate Senior Notes during the fixed-rate period, due to changes in benchmark interest rates. The Company uses cleared interest rate swaps to manage its exposure to changes in fair value of these instruments attributable to changes in the designated benchmark interest rate. Cleared interest rate swaps designated as fair value hedges of AFS securities involve the payment of fixed-rate amounts to a CCP in exchange for the Company receiving floating-rate payments over the life of the agreements. Cleared interest rate swaps designated as fair value hedges of Senior Notes involve the receipt of fixed-rate amounts from a CCP in exchange for the Company’s floating-rate payments over the life of the agreements.

The Company had outstanding interest rate swaps with aggregate notional amounts of $30.9 billion and $8.9 billion at December 31, 2024 and 2023, respectively, that were designated as fair value hedges of interest rate risk. The notional amount is the basis upon which the pay-fixed/receive-float and receive-fixed/pay-float payments are determined; however, the amount is not exchanged.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the consolidated balance sheets:

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$—	$—	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the consolidated balance sheets. Amounts were less than $500 thousand as of December 31, 2024 and 2023.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of December 31, 2024, there was a $295 million reduction of derivative assets and a $10 million reduction of derivative liabilities related to variation margin settlements. At December 31, 2023, there was an $87 million reduction of derivative assets and a $2 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts are included on the consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
December 31,	2024	2023	2024	2023
Line item in which the hedged item is included:
Available for sale securities (1,2)	$15,686	$8,765	$(292)	$(85)
Long-term debt	(14,908)	—	7	—
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2024 and 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.5 billion and $2.1 billion, respectively, of which $2.0 billion and $1.6 billion, respectively, was designated in a portfolio layer hedging relationship. The cumulative basis adjustments associated with these hedging relationships were a reduction of the amortized cost basis of the closed portfolios of $47 million and $19 million at December 31, 2024 and 2023, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $2 million at December 31, 2024, which is recorded in AFS securities on the consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities. At December 31, 2023, the cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of less than $500 thousand.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The table below presents the effect of the Company’s interest rate swaps on the consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue		Interest Expense
Year Ended December 31,	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships:
Hedged items	$(207)	$(85)	$7	$—
Derivatives designated as hedging instruments (1)	206	85	(7)	—
(1) Interest revenue excludes net income (expense) from periodic interest accruals and receipts (payments) of $55 million and $2 million for the years ended December 31, 2024 and 2023, respectively.

18.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of December 31, 2024 and 2023 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $674 million and $1.5 billion at December 31, 2024 and 2023, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the consolidated balance sheets.

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

Interest rate swaps: Schwab uses interest rate swaps to manage certain interest rate risk exposures. Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Schwab pledges investment securities as collateral in order to meet the CCP’s initial margin requirements. Initial margin is posted through FCMs which serve as the intermediary between CCPs and Schwab. Our interest rate swaps are subject to enforceable master netting arrangements allowing a right of setoff within each FCM-CCP relationship; however, we do not net these positions. Therefore, interest rate swaps are presented gross in the consolidated balance sheets. See Note 17 for additional information on the Company’s interest rate swaps.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about our interest rate swaps, resale agreements, securities lending, repurchase agreements, and other activity depicting the potential effect of rights of setoff between these recognized assets and liabilities:

	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
December 31, 2024
Assets
Resale agreements (1)	$10,075	$—	$10,075	$—	$(10,075)	(2)	$—
Securities borrowed (3)	695	—	695	(617)	(77)		1
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,770	$—	$10,770	$(617)	$(10,152)		$1
Liabilities
Repurchase agreements (6)	$5,499	$—	$5,499	$—	$(5,499)		$—
Securities loaned (7)	13,068	—	13,068	(617)	(11,795)		656
Secured short-term borrowings (8)	500	—	500	—	(500)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$19,067	$—	$19,067	$(617)	$(17,794)		$656

December 31, 2023
Assets
Resale agreements (1)	$8,844	$—	$8,844	$—	$(8,844)	(2)	$—
Securities borrowed (3)	1,563	—	1,563	(1,307)	(253)		3
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,407	$—	$10,407	$(1,307)	$(9,097)		$3
Liabilities
Repurchase agreements (6)	$4,903	$—	$4,903	$—	$(4,903)		$—
Securities loaned (7)	5,397	—	5,397	(1,307)	(3,619)		471
Secured short-term borrowings (8)	1,650	—	1,650	—	(1,650)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$11,950	$—	$11,950	$(1,307)	$(10,172)		$471
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At December 31, 2024 and 2023, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $10.3 billion and $9.0 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets. Amounts were less than $500 thousand as of December 31, 2024 and 2023.
(5) At December 31, 2024 and 2023, the fair value of initial margin pledged as collateral related to interest rate swaps was $378 million and $195 million, respectively. See Notes 6 and 17 for additional information.
(6) Included in other short-term borrowings in the consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At December 31, 2024 and 2023, the fair value of collateral pledged in connection with repurchase agreements was $5.9 billion and $5.3 billion, respectively. See Note 13 for additional information.
(7) Included in payables to brokers, dealers, and clearing organizations in the consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At December 31, 2024, $8.8 billion of securities loaned had overnight and continuous remaining contractual maturities and $4.3 billion of securities loaned had contractual maturities of 35 - 95 days. At December 31, 2023, remaining contractual maturities of securities loaned were predominantly overnight and continuous. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2024 and 2023.
(8) Included in other short-term borrowings in the consolidated balance sheets. See below for collateral pledged and Note 13 for additional information.

Client trade settlement: Schwab is obligated to settle transactions with brokers and other financial institutions even if our clients fail to meet their obligations to us. Clients are required to complete their transactions on settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, we may incur losses. We have established procedures to reduce this risk by requiring deposits from clients in excess of amounts prescribed by regulatory requirements for certain types of trades, and therefore the potential to make payments under these client transactions is remote. Accordingly, no liability has been recognized for these transactions.

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

December 31,	2024	2023
Fair value of client securities available to be pledged	$116,258	$86,911
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$24,011	$13,355
Fulfillment of client short sales	5,179	7,009
Securities lending to other broker-dealers	12,282	4,688
Collateral for secured short-term borrowings	618	1,991
Total collateral pledged to third parties	$42,090	$27,043
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $105 million and $179 million as of December 31, 2024 and 2023, respectively.
(1)     Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

19.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing service at December 31, 2024 or 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

December 31, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$11,005	$—	$—	$11,005
Total cash equivalents	11,005	—	—	11,005
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	25,740	—	25,740
Total investments segregated and on deposit for regulatory purposes	—	25,740	—	25,740
Available for sale securities:
U.S. agency mortgage-backed securities	—	51,833	—	51,833
U.S. Treasury securities	—	14,469	—	14,469
Corporate debt securities	—	9,579	—	9,579
Asset-backed securities	—	5,910	—	5,910
U.S. state and municipal securities	—	549	—	549
Foreign government agency securities	—	527	—	527
Non-agency commercial mortgage-backed securities	—	109	—	109
Other	—	18	—	18
Total available for sale securities	—	82,994	—	82,994
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,395	73	—	1,468
Mutual funds and ETFs	1,019	—	—	1,019
State and municipal debt obligations	—	38	—	38
U.S. government securities	—	18	—	18
Total other securities owned	2,414	129	—	2,543
Total other assets	2,414	129	—	2,543
Total assets	$13,419	$108,863	$—	$122,282
Accrued expenses and other liabilities:
Other	$2,161	$37	$—	$2,198
Total accrued expenses and other liabilities	2,161	37	—	2,198
Total liabilities	$2,161	$37	$—	$2,198

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2023	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$14,573	$—	$—	$14,573
Total cash equivalents	14,573	—	—	14,573
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	20,358	—	20,358
Total investments segregated and on deposit for regulatory purposes	—	20,358	—	20,358
Available for sale securities:
U.S. agency mortgage-backed securities	—	62,795	—	62,795
U.S. Treasury securities	—	21,471	—	21,471
Corporate debt securities	—	12,484	—	12,484
Asset-backed securities	—	9,087	—	9,087
Foreign government agency securities	—	1,002	—	1,002
U.S. state and municipal securities	—	579	—	579
Non-agency commercial mortgage-backed securities	—	109	—	109
Certificates of deposit	—	100	—	100
Other	—	19	—	19
Total available for sale securities	—	107,646	—	107,646
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	992	73	—	1,065
Mutual funds and ETFs	795	—	—	795
State and municipal debt obligations	—	27	—	27
U.S. government securities	—	26	—	26
Total other securities owned	1,787	126	—	1,913
Total other assets	1,787	126	—	1,913
Total assets	$16,360	$128,130	$—	$144,490
Accrued expenses and other liabilities:
Other	$1,644	$89	$—	$1,733
Total accrued expenses and other liabilities	1,644	89	—	1,733
Total liabilities	$1,644	$89	$—	$1,733

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$31,078	$31,078	$—	$—	$31,078
Cash and investments segregated and on deposit for regulatory purposes	12,416	2,401	10,015	—	12,416
Receivables from brokers, dealers, and clearing organizations	2,440	—	2,440	—	2,440
Receivables from brokerage clients — net	85,343	—	85,343	—	85,343
Held to maturity securities:
U.S. agency mortgage-backed securities	146,453	—	132,605	—	132,605
Total held to maturity securities	146,453	—	132,605	—	132,605
Bank loans — net:
First Mortgages	27,375	—	24,336	—	24,336
HELOCs	423	—	441	—	441
Pledged asset lines	17,024	—	17,024	—	17,024
Other	393	—	393	—	393
Total bank loans — net	45,215	—	42,194	—	42,194
Other assets	1,405	—	1,405	—	1,405
Liabilities
Bank deposits	$259,121	$—	$259,121	$—	$259,121
Payables to brokers, dealers, and clearing organizations	13,336	—	13,336	—	13,336
Payables to brokerage clients	101,559	—	101,559	—	101,559
Accrued expenses and other liabilities	1,076	—	1,076	—	1,076
Other short-term borrowings	5,999	—	5,999	—	5,999
Federal Home Loan Bank borrowings	16,700	—	16,700	—	16,700
Long-term debt	22,379	—	21,621	—	21,621

December 31, 2023	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$28,764	$28,764	$—	$—	$28,764
Cash and investments segregated and on deposit for regulatory purposes	11,438	2,628	8,810	—	11,438
Receivables from brokers, dealers, and clearing organizations	3,327	—	3,327	—	3,327
Receivables from brokerage clients — net	68,629	—	68,629	—	68,629
Held to maturity securities:
U.S. agency mortgage-backed securities	159,452	—	147,091	—	147,091
Total held to maturity securities	159,452	—	147,091	—	147,091
Bank loans — net:
First Mortgages	26,121	—	23,226	—	23,226
HELOCs	477	—	508	—	508
Pledged asset lines	13,548	—	13,548	—	13,548
Other	293	—	293	—	293
Total bank loans — net	40,439	—	37,575	—	37,575
Other assets	1,633	—	1,633	—	1,633
Liabilities
Bank deposits	$289,953	$—	$289,953	$—	$289,953
Payables to brokers, dealers, and clearing organizations	6,648	—	6,648	—	6,648
Payables to brokerage clients	84,786	—	84,786	—	84,786
Accrued expenses and other liabilities	961	—	961	—	961
Other short-term borrowings	6,553	—	6,553	—	6,553
Federal Home Loan Bank borrowings	26,400	—	26,400		26,400
Long-term debt	26,043	—	25,000	—	25,000

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

20.    Stockholders’ Equity

Common and Nonvoting Common Stock

CSC did not issue common shares through external offerings during the years ended December 31, 2024, 2023, or 2022.

In conjunction with its acquisition of Ameritrade in 2020, the Company issued shares of a nonvoting class of CSC common stock to TD Bank and its affiliates. Each share of nonvoting common stock has identical rights to common stock, including liquidation and dividend rights, except that holders of nonvoting common stock have no voting rights other than over matters that significantly and adversely affect the rights or preferences of the nonvoting common stock, or as required by applicable law. Holders of nonvoting common stock are restricted from transferring shares except for permitted inside or outside transfers, as defined in the Company’s certificate of incorporation. Shares of nonvoting common stock transferred in a permitted outside transfer are automatically converted to shares of common stock.

On August 1, 2022, an affiliate of TD Bank executed a permitted outside transfer of 13 million shares of CSC nonvoting common stock, upon which the shares of nonvoting common stock automatically converted to shares of common stock. Following this transfer and CSC’s repurchase of nonvoting common stock described below, TD Bank and its affiliates held approximately 51 million shares of nonvoting common stock as of December 31, 2023 and December 31, 2024.

Share Repurchase Program

On July 27, 2022, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $15.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $4.0 billion of common stock. The share repurchase authorization does not have an expiration date.

On August 1, 2022, CSC purchased, directly from an affiliate of TD Bank, 15 million shares of nonvoting common stock for a total of $1.0 billion, or approximately $66.53 per share. The shares of nonvoting common stock automatically converted into common stock and were purchased under CSC’s share repurchase authorization. The purchase price paid by CSC was equal to the lowest price per share that the affiliate of TD Bank received in a contemporaneous share sale facilitated by a third-party market maker, which resulted in a purchase price lower than the closing price on August 1, 2022. CSC repurchased an additional 32 million shares of its common stock under the authorization for $2.4 billion during the year ended December 31, 2022.

CSC repurchased 37 million shares of its common stock for $2.8 billion during the year ended December 31, 2023. There were no repurchases of CSC’s common stock during the year ended December 31, 2024. As of December 31, 2024, approximately $8.7 billion remained on the new authorization.

Share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions.

Subsequent to December 31, 2024, TD Bank and its affiliates sold all remaining common and nonvoting common stock holdings through a secondary public offering and a direct repurchase. See Note 28 for additional information regarding the secondary offering and repurchase.

Preferred Stock

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

There were no repurchases of CSC’s preferred stock during the year ended December 31, 2024.

CSC was authorized to issue 9,940,000 shares of preferred stock, $.01 par value, at December 31, 2024 and 2023. The following is a summary of CSC’s non-cumulative perpetual preferred stock issued and outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2024		Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2024 (1)	2023 (1)		2024	2023	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (4)	2.575%
Series G (2)	24,580	24,580	100,000	2,428	2,428	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,785	1,429,785		$9,191	$9,191
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
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

Year Ended December 31,	2024		2023		2022
	Total Declared (in millions)	Per Share Amount	Total Declared (1) (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount
Series A (2)	N/A	N/A	N/A	N/A	$19.1	$47.73
Series D	$44.6	$59.52	$44.6	$59.52	44.6	59.52
Series E (3)	N/A	N/A	N/A	N/A	37.0	6,161.42
Series F	24.3	5,000.00	24.3	5,000.00	25.0	5,000.00
Series G	132.2	5,375.00	132.2	5,375.00	134.4	5,375.00
Series H	89.1	4,000.00	90.4	4,000.00	100.0	4,000.00
Series I	82.3	4,000.00	82.8	4,000.00	90.0	4,000.00
Series J	26.7	44.52	26.7	44.52	26.7	44.52
Series K (4)	37.4	5,000.00	37.4	5,000.00	27.8	3,708.33
Total	$436.6		$438.4		$504.6
(1) Excludes $3 million of dividends declared on Series G, Series H, and Series I, and accrued by stockholders as of the repurchase date. Such dividends are part of the consideration paid upon repurchase of the depositary shares during the year ended December 31, 2023.
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

Dividends on fixed-rate and fixed-rate reset preferred stock are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semi-annually while at a fixed-rate and will become payable quarterly after converting to a floating rate.

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

21.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2021	$(1,109)
Available for sale securities:
Net unrealized gain (loss), excluding transfers to held to maturity, net of tax expense (benefit) of $(6,994)	(22,106)
Net unrealized loss on securities transferred to held to maturity, net of tax benefit of $4,377	13,851
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	7
Held to maturity securities:
Net unrealized loss on securities transferred from available for sale, net of tax benefit of $4,377	(13,851)
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $165	542
Other, net of tax expense (benefit) of $15	45
Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $886	2,653
Other reclassifications included in other revenue, net of tax expense (benefit) of $15	46
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $657	1,817
Other, net of tax expense (benefit) of $(9)	(26)
Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $447	1,493
Other reclassifications included in other revenue, net of tax expense (benefit) of $9	31
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $517	1,762
Other, net of tax expense (benefit) of $2	(3)
Balance at December 31, 2024	$(14,848)

As of December 31, 2024, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $9.7 billion net of tax effect ($12.8 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

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

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2024	2023	2022
Restricted stock unit expense	$266	$262	$311
Stock option expense	47	33	30
Employee stock purchase plan expense	24	25	25
Total share-based compensation expense	$337	$320	$366
Income tax benefit on share-based compensation expense (1)	$(80)	$(76)	$(88)
(1) Excludes income tax benefits from stock options exercised and restricted stock units vested of $20 million, $31 million, and $51 million in 2024, 2023, and 2022, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. On May 17, 2022, stockholders approved the 2022 Stock Incentive Plan which, among other things, increased the number of shares of common stock available for issuance to 113 million, plus up to 150 million shares from outstanding awards from predecessor stock incentive plans that expire, are forfeited or cancelled, or that are reacquired by the Company after May 17, 2022. At December 31, 2024, the Company was authorized to grant up to 105 million common shares under its existing stock incentive plans. Additionally, at December 31, 2024, the Company had 23 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2024, there was $332 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2028 with a remaining weighted-average service period of 0.4 years for stock options, 1.8 years for restricted stock units without performance conditions, and 0.2 years for performance-based restricted stock units.

Stock Option Plan

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

Stock option activity is summarized below:

	Number of Options (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	18	$48.69	5.20	$379
Granted	1	66.71
Exercised	(3)	33.24
Forfeited (1)	—	63.16
Expired (1)	—	42.14
Outstanding at December 31, 2024	16	$52.50	5.04	$358
Vested and expected to vest at December 31, 2024	16	$52.44	5.02	$357
Vested and exercisable at December 31, 2024	11	$45.98	3.65	$325
(1) Number of options was less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2024	2023	2022
Weighted-average fair value of options granted per share	$19.08	$19.72	$22.09
Cash received from options exercised	84	49	64
Tax benefit realized on options exercised	17	12	22
Aggregate intrinsic value of options exercised	98	62	113

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

Year Ended December 31,	2024	2023	2022
Weighted-average expected dividend yield	1.70%	1.70%	1.18%
Weighted-average expected volatility	30%	31%	33%
Weighted-average risk-free interest rate	3.9%	3.9%	1.8%
Expected life (in years)	4.1 - 5.2	4.1 - 5.3	4.1 - 5.2

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period and are restricted from transfer or sale until vested. Restricted stock units without performance conditions generally vest annually over a one- to four-year period, while performance-based restricted stock units generally cliff vest over a three-year period and also require the Company to achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The fair value of the restricted stock units that vested during each of the years 2024, 2023, and 2022 was $281 million, $288 million, and $282 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Restricted Stock Units Without Performance Conditions (in millions)	Performance-Based Restricted Stock Units (in millions)	Total Number of Restricted Stock Units (in millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2023	7	3	10	$72.76
Granted (1)	4	—	4	66.13
Vested	(3)	(1)	(4)	67.34
Forfeited (1)	—	—	—	72.78
Outstanding at December 31, 2024	8	2	10	$72.10
(1) Number of units was less than 500 thousand.

Retirement and Deferred Compensation Plans

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $219 million, $233 million, and $217 million in 2024, 2023, and 2022, respectively.

Schwab’s deferred compensation plan for certain eligible employees permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing service as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock. The deferred compensation liability was $251 million and $215 million at December 31, 2024 and 2023, respectively.

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

The following table presents the changes in projected benefit obligation:

December 31,	2024	2023
Projected benefit obligation at beginning of year	$125	$78
Benefit cost (1)	17	12
Actuarial (gain) loss (2)	(8)	35
Projected benefit obligation at end of year (3)	$134	$125
(1) Includes service cost and interest cost, which are recognized in compensation and benefits expense and other expense, respectively, in the consolidated statements of income.
(2) Actuarial (gain) loss is reflected in the consolidated statements of comprehensive income and is included in AOCI on the consolidated balance sheets. The portion, if any, beyond certain thresholds is subsequently amortized over the participants’ expected remaining service period into other expense on the consolidated statements of income.
(3) This amount is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets.

23.    Taxes on Income

The components of taxes on income are as follows:

Year Ended December 31,	2024	2023	2022
Current:
Federal	$1,705	$1,658	$1,889
State	236	131	334
Total current	1,941	1,789	2,223
Deferred:
Federal	(180)	(395)	(26)
State	(11)	(83)	8
Total deferred	(191)	(478)	(18)
Taxes on income	$1,750	$1,311	$2,205

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2024	2023
Deferred tax assets:
Net unrealized loss on available for sale securities	$4,635	$5,610
Section 174 capitalization associated with internal-use software development	458	363
Employee compensation, severance, and benefits	265	272
Operating lease liabilities	200	216
Net operating loss carryforwards	13	8
Other	222	219
Total deferred tax assets	5,793	6,688
Valuation allowance	(20)	(16)
Deferred tax assets — net of valuation allowance	5,773	6,672
Deferred tax liabilities:
Amortization of acquired intangible assets	(1,710)	(1,758)
Capitalized internal-use software development costs	(167)	(200)
Operating lease ROU assets	(146)	(156)
Capitalized contract costs	(116)	(99)
Other	(107)	(159)
Total deferred tax liabilities	(2,246)	(2,372)
Deferred tax assets (liabilities) — net (1)	$3,527	$4,300
(1) Amounts are included in other assets on the consolidated balance sheets at December 31, 2024 and 2023.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.9	1.6	3.5
Research and development credits	(0.5)	(1.2)	—
Other	(0.6)	(0.8)	(1.0)
Effective income tax rate	22.8%	20.6%	23.5%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2024	2023
Balance at beginning of year	$380	$205
Additions for tax positions related to the current year	48	46
Additions for tax positions related to prior years	17	177
Reductions for tax positions related to prior years	(38)	(36)
Reductions due to lapse of statute of limitations	(10)	(8)
Reductions for settlements with tax authorities	(24)	(4)
Balance at end of year	$373	$380

Unrecognized tax benefits totaled $373 million and $380 million as of December 31, 2024 and 2023, respectively, $314 million and $315 million of which if recognized, would affect the annual effective tax rate.

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2024 and 2023, we had accrued approximately $81 million and $72 million, respectively, for the payment of interest and penalties.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state, and applicable local jurisdictions’ taxing authorities. Federal returns for 2017 through 2023 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

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

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, our banking subsidiaries are required to provide notice to, and are required to obtain approval from, the Federal Reserve and the banking subsidiaries’ state regulators in order to declare and pay dividends to CSC in excess of the amount of recent net income and retained earnings. The federal banking agencies have broad powers to enforce regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2024, both CSC and CSB met all of their respective capital requirements.

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$35,995	31.7%	N/A		$5,114	4.5%
Tier 1 Risk-Based Capital	45,186	39.8%	N/A		6,819	6.0%
Total Risk-Based Capital	45,218	39.8%	N/A		9,092	8.0%
Tier 1 Leverage	45,186	9.9%	N/A		18,325	4.0%
Supplementary Leverage Ratio	45,186	9.8%	N/A		13,836	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,584	41.7%	$5,079	6.5%	$3,516	4.5%
Tier 1 Risk-Based Capital	32,584	41.7%	6,251	8.0%	4,688	6.0%
Total Risk-Based Capital	32,606	41.7%	7,813	10.0%	6,251	8.0%
Tier 1 Leverage	32,584	11.6%	14,035	5.0%	11,228	4.0%
Supplementary Leverage Ratio	32,584	11.5%	N/A		8,479	3.0%

December 31, 2023
CSC
Common Equity Tier 1 Risk-Based Capital	$31,411	24.5%	N/A		$5,770	4.5%
Tier 1 Risk-Based Capital	40,602	31.7%	N/A		7,694	6.0%
Total Risk-Based Capital	40,645	31.7%	N/A		10,258	8.0%
Tier 1 Leverage	40,602	8.5%	N/A		19,043	4.0%
Supplementary Leverage Ratio	40,602	8.5%	N/A		14,379	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,777	37.9%	$5,448	6.5%	$3,771	4.5%
Tier 1 Risk-Based Capital	31,777	37.9%	6,705	8.0%	5,029	6.0%
Total Risk-Based Capital	31,816	38.0%	8,381	10.0%	6,705	8.0%
Tier 1 Leverage	31,777	10.1%	15,793	5.0%	12,634	4.0%
Supplementary Leverage Ratio	31,777	10.0%	N/A		9,540	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of December 31, 2024, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At December 31, 2024, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Based on its regulatory capital ratios at December 31, 2024 and 2023, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2024 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are CSPB and Trust Bank. CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At December 31, 2024 and 2023, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities. At December 31, 2024 and 2023, CSPB held total assets of $26.5 billion and $27.7 billion, respectively, and Trust Bank held total assets of $10.1 billion and $10.2 billion, respectively. Based on their regulatory capital ratios at December 31, 2024 and 2023, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

As a securities broker-dealer, CS&Co is subject to the SEC’s Uniform Net Capital Rule. CS&Co computes net capital under the alternative method permitted by the Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Net capital and net capital requirements for CS&Co are as follows:

December 31,	2024	2023
Net capital	$11,112	$5,629
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	2,049	1,069
Net capital in excess of required net capital	9,063	4,560

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at December 31, 2024. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2024 for CS&Co totaled $38.2 billion. As of January 3, 2025, CS&Co had deposited $1.8 billion of cash into its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2023 for CS&Co totaled $24.1 billion. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

Following the completion of the final client account conversions to CS&Co from the Ameritrade broker-dealers in May 2024, TD Ameritrade, Inc. and TDAC subsequently submitted Uniform Requests for Broker-Dealer Withdrawal (BDW) to terminate their registration as broker-dealers with the SEC, the Financial Industry Regulatory Authority, Inc. (FINRA), and other applicable regulatory organizations. As of December 31, 2024, TD Ameritrade, Inc. and TDAC were no longer registered as broker-dealers with the SEC and FINRA and were not subject to the Uniform Net Capital Rule.

25.    Segment Information

Schwab’s two reportable segments are Investor Services and Advisor Services. Schwab structures the operating segments according to its clients and the services provided to those clients. The Investor Services segment provides retail brokerage, investment advisory, and banking and trust services to individual investors, retirement plan and business services, as well as other corporate brokerage services, to businesses and their employees. The Advisor Services segment provides custodial, trading, banking and trust, and support services to independent RIAs, independent retirement advisors, and recordkeepers. Revenues and expenses are attributed to the two segments based on which segment services the client. Schwab’s chief operating decision makers (CODMs) are the President and Chief Executive Officer, and the Managing Director and Chief Financial Officer.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The CODMs evaluate the performance of the segments on a pre-tax basis and use income before taxes on income to allocate resources, including employees and capital, to the segments during the annual budgeting process. The CODMs consider budget-to-actual variances on a monthly basis when making decisions about allocating resources to the segments throughout the year. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions between the segments.

Financial information for the segments is presented in the following table (1):

	Investor Services			Advisor Services			Total
Year Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net Revenues
Net interest revenue	$7,317	$7,193	$7,936	$1,827	$2,234	$2,746	$9,144	$9,427	$10,682
Asset management and administration fees	4,146	3,492	3,141	1,570	1,264	1,075	5,716	4,756	4,216
Trading revenue	2,895	2,821	3,196	369	409	477	3,264	3,230	3,673
Bank deposit account fees	568	546	952	161	159	457	729	705	1,409
Other	632	598	621	121	121	161	753	719	782
Total net revenues	15,558	14,650	15,846	4,048	4,187	4,916	19,606	18,837	20,762
Expenses Excluding Interest
Compensation and benefits	4,656	4,779	4,551	1,387	1,536	1,385	6,043	6,315	5,936
Professional services	834	824	809	219	234	223	1,053	1,058	1,032
Occupancy and equipment	823	951	889	237	303	286	1,060	1,254	1,175
Advertising and market development	256	296	316	141	101	103	397	397	419
Communications	415	441	411	176	188	177	591	629	588
Depreciation and amortization	716	609	483	200	195	169	916	804	652
Amortization of acquired intangible assets	445	449	489	74	85	107	519	534	596
Regulatory fees and assessments	311	387	197	87	160	65	398	547	262
Other	782	703	568	155	218	146	937	921	714
Total expenses excluding interest	9,238	9,439	8,713	2,676	3,020	2,661	11,914	12,459	11,374
Income before taxes on income	$6,320	$5,211	$7,133	$1,372	$1,167	$2,255	$7,692	$6,378	$9,388
Capital expenditures	$465	$600	$718	$142	$204	$234	$607	$804	$952
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for full-year 2024, and prior-year amounts have been recast to reflect this new basis of segmentation.

26.    Earnings Per Common Share

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

For the years ended December 31, 2024, 2023, and 2022, the Company had voting and nonvoting common stock outstanding. Since the rights of the voting and nonvoting common stock are identical, except with respect to voting, the net income of the Company has been allocated on a proportionate basis to the two classes. Diluted earnings per share is calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock. The if-converted method assumes conversion of all nonvoting common stock to common stock.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

EPS under the basic and diluted computations for both common stock and nonvoting common stock are as follows:

Year Ended December 31,	2024		2023		2022
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$5,777	$165	$4,925	$142	$6,926	$257
Preferred stock dividends and other (1)	(451)	(13)	(406)	(12)	(528)	(20)
Net income available to common stockholders	$5,326	$152	$4,519	$130	$6,398	$237
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,773	51	1,818	67
Basic earnings per share	$3.00	$3.00	$2.55	$2.55	$3.52	$3.52
Diluted earnings per share:
Numerator
Net income available to common stockholders	$5,326	$152	$4,519	$130	$6,398	$237
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	152	—	130	—	237	—
Allocation of net income available to common stockholders:	$5,478	$152	$4,649	$130	$6,635	$237
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,773	51	1,818	67
Conversion of nonvoting shares to voting shares	51	—	51	—	67	—
Common stock equivalent shares related to stock incentive plans	6	—	7	—	9	—
Weighted-average common shares outstanding — diluted (2)	1,834	51	1,831	51	1,894	67
Diluted earnings per share	$2.99	$2.99	$2.54	$2.54	$3.50	$3.50
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 18 million, 19 million, and 15 million in 2024, 2023, and 2022, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.    The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2024	2023	2022
Interest revenue	$628	$545	$183
Interest expense	(837)	(717)	(501)
Net interest expense	(209)	(172)	(318)
Other revenue	—	—	(2)
Expenses Excluding Interest:
Professional services	(34)	(21)	(16)
Regulatory fees and assessments	(14)	(16)	(21)
Compensation and benefits	(6)	(8)	(73)
Other expenses excluding interest	(139)	(112)	(108)
Loss before income tax benefit and equity in net income of subsidiaries	(402)	(329)	(538)
Income tax benefit (expense)	74	60	32
Loss before equity in net income of subsidiaries	(328)	(269)	(506)
Equity in net income of subsidiaries:
Equity in undistributed net income (distributions in excess of net income) of subsidiaries	3,838	1,318	(2,432)
Dividends from bank subsidiaries	185	—	6,670
Dividends from non-bank subsidiaries	2,247	4,018	3,451
Net Income	5,942	5,067	7,183
Preferred stock dividends and other (1)	464	418	548
Net Income Available to Common Stockholders	$5,478	$4,649	$6,635
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.

Condensed Balance Sheets

December 31,	2024	2023
Assets
Cash and cash equivalents	$10,538	$11,326
Receivables from subsidiaries	1,319	1,193
Available for sale securities	1,980	1,979
Loans to non-bank subsidiaries	—	613
Investment in non-bank subsidiaries	34,075	33,485
Investment in bank subsidiaries	22,638	18,324
Other assets	866	653
Total assets	$71,416	$67,573
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$751	$727
Payables to subsidiaries	78	66
Long-term debt	22,212	25,822
Total liabilities	23,041	26,615
Stockholders’ equity	48,375	40,958
Total liabilities and stockholders’ equity	$71,416	$67,573

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2024	2023	2022
Cash Flows from Operating Activities
Net income	$5,942	$5,067	$7,183
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Dividends in excess of (equity in undistributed) earnings of subsidiaries	(3,838)	(1,318)	2,432
Other	(64)	(35)	53
Net change in:
Other assets	(175)	(106)	(230)
Accrued expenses and other liabilities	31	77	(5)
Net cash provided by (used for) operating activities	1,896	3,685	9,433
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	862	(174)	333
Return of (increase in) investments in subsidiaries	2,205	(2,720)	(2,139)
Purchases of available for sale securities	(2,985)	(1,486)	(5,699)
Proceeds from sales of available for sale securities	1	—	2
Principal payments on available for sale securities	3,048	3,721	5,803
Other investing activities	(24)	(7)	(25)
Net cash provided by (used for) investing activities	3,107	(666)	(1,725)
Cash Flows from Financing Activities
Proceeds from short-term borrowings	—	344	1,895
Repayments of short-term borrowings	—	(598)	(4,656)
Issuances of long-term debt	—	6,097	2,971
Repayments of long-term debt	(3,600)	(800)	(256)
Repurchases of common stock and nonvoting common stock	—	(2,842)	(3,395)
Issuance of preferred stock, net	—	—	740
Redemption and repurchase of preferred stock	—	(467)	(1,000)
Dividends paid	(2,275)	(2,276)	(2,110)
Proceeds from stock options exercised	84	49	64
Net cash provided by (used for) financing activities	(5,791)	(493)	(5,747)
Increase (Decrease) in Cash and Cash Equivalents	(788)	2,526	1,961
Cash and Cash Equivalents at Beginning of Year	11,326	8,800	6,839
Cash and Cash Equivalents at End of Year	$10,538	$11,326	$8,800
Supplemental Cash Flow Information
Non-cash investing and financing activity:
Common stock repurchased during the period but settled after period end	$—	$—	$40

28.    Subsequent Events

On February 12, 2025, the Company completed a secondary public offering of common shares through which TD Group US Holdings LLC, an affiliate of TD Bank, sold 133.8 million shares of the Company’s common stock and 31.7 million shares of the Company’s nonvoting common stock, which automatically converted into common stock, at $79.25 per share, for an aggregate amount of $13.1 billion. The Company did not receive any of the proceeds from this sale.

Subsequent to the completion of the secondary offering, and pursuant to a repurchase agreement dated February 9, 2025, the Company repurchased directly from TD Group US Holdings LLC the remaining 19.2 million shares of nonvoting common stock at a price of $77.982 per share for an aggregate repurchase amount of $1.5 billion. This repurchase closed on February 12, 2025, and shares of nonvoting common stock automatically converted into common stock and are now held in treasury stock, reducing the number of shares outstanding. These shares were purchased under CSC’s share repurchase authorization, which, following the repurchase, has approximately $7.2 billion remaining.

Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC. As a result, and pursuant to the terms of the Company’s stockholder agreement with TD Bank (the TD Bank Stockholder Agreement) dated as of November 24, 2019, TD Bank is no longer entitled to designate members of the Board of Directors of the Company. Accordingly, as of February 12, 2025, Brian M. Levitt and Bharat B. Masrani resigned from the Company’s Board of Directors. Finally, the TD Bank Stockholder Agreement terminated in accordance with its terms.

THE CHARLES SCHWAB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Charles Schwab Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Asset Management and Administration Fees (AMAF) and Trading Revenue – Refer to Note 3 to the financial statements

Critical Audit Matter Description

Net revenues from the third-party mutual funds and managed investing solutions components of AMAF are generated through third-party mutual fund offerings, and fee-based managed investing solutions, respectively. Commissions within trading revenue are generated through fees earned for executing trades for clients in individual equities, options, and certain third-party mutual funds and exchange-traded funds (ETFs). Third-party mutual funds, managed investing solutions, and commissions are made up of a significant volume of low-dollar transactions, and use automated systems to process and record these transactions based on underlying information sourced from multiple systems and contractual terms with individual investors and third-party mutual funds.

Given that the Company’s processes to record revenue from third-party mutual funds, managed investing solutions, and commissions are highly automated and involve multiple systems and databases, auditing these revenue components was complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology (IT) necessary for us to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process the third-party mutual funds and managed investing solutions within AMAF, and commissions within trading revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process third-party mutual funds, managed investing solutions, and commissions revenue transactions and, using a risk-based approach, tested the relevant general IT controls over each of these systems.
◦Performed testing of automated business controls and system interface controls (including batch processing) within the relevant third-party mutual funds, managed investing solutions, and commissions revenue streams.
◦For a sample of pricing rules, inspected configuration and ascertained that the relevant systems applied appropriate rates and calculated third-party mutual funds, managed investing solutions, and commissions revenue completely and accurately.
•We tested internal controls within the relevant third-party mutual funds, managed investing solutions, and commissions revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•We created data visualizations to evaluate recorded third-party mutual funds, managed investing solutions, and commissions revenue and evaluate trends in the data.
•For a sample of third-party mutual funds, managed investing solutions, and commissions revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to contractual agreements and testing the mathematical accuracy of the recorded revenue.
•For a sample of accounts, we tested the accuracy and completeness of assets under management by obtaining independent pricing support and reconciling total positions to third-party statements.

/s/ DELOITTE & TOUCHE LLP
Dallas, TX
February 26, 2025

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

The Company’s internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous pages.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2024, that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

During the three months ended December 31, 2024, certain of our directors and officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold	Latest Expiration (3)
Jonathan M. Craig, Managing Director and Head of Investor Services	Adoption	10/31/2024	x	—	(4)	11/10/2025
Paul V. Woolway, Managing Director and Chief Banking Officer	Adoption	11/15/2024	x	—	(5)	10/10/2025
Nigel J. Murtagh, Managing Director and Chief Risk Officer	Adoption	11/23/2024	x	—	(6)	10/10/2025
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Plans expire at the close of trading on the date presented or at such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).
(4) Securities to be sold under the plan represent the aggregate of (i) up to 38,227 shares of our common stock to be acquired upon the exercise of stock options; and (ii) the net after-tax number of shares of our common stock to be issued upon the settlement of performance-based restricted stock units (PBRSUs) vesting on March 1, 2025, which is based on the achievement of pre-established performance goals, and is not yet determinable. The actual number of shares that will be issued to the officer in connection with the unvested PBRSUs and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such PBRSUs.
(5) Securities to be sold under the plan represent the aggregate of (i) up to 26,420 shares of our common stock; (ii) up to 35,970 shares of our common stock to be acquired upon the exercise of stock options; and (iii) the net after-tax number of shares of our common stock to be issued upon the settlement of PBRSUs vesting on March 1, 2025, which is based on the achievement of pre-established performance goals, and is not yet determinable. The actual number of shares that will be issued to the officer in connection with the unvested PBRSUs and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such PBRSUs.
(6) Securities to be sold under the plan represent the aggregate of (i) up to 45,872 shares of our common stock to be acquired upon the exercise of stock options; and (ii) the net after-tax number of shares of our common stock to be issued upon the settlement of PBRSUs vesting on March 1, 2025, which is based on the achievement of pre-established performance goals, and is not yet determinable. The actual number of shares that will be issued to the officer in connection with the unvested PBRSUs and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such PBRSUs.

Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC, CSC’s Audit Committee, Section 16 reports, and insider trading policies and procedures required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2025 (the Proxy Statement) captioned, “Proposal One: Election of Directors,” “Board Structure and Committees,” “Delinquent Section 16(a) Reports,” and “Insider Trading Policy,” respectively.

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

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2024.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	87	Co-Chairman of the Board
Walter W. Bettinger II	64	Co-Chairman of the Board
Richard A. Wurster	51	President and Chief Executive Officer
Jonathan S. Beatty	59	Managing Director and Head of Advisor Services
Jonathan M. Craig	53	Managing Director and Head of Investor Services
Peter J. Morgan III	60	Managing Director, General Counsel, and Corporate Secretary
Nigel J. Murtagh	61	Managing Director and Chief Risk Officer
Michael D. Verdeschi	56	Managing Director and Chief Financial Officer
Paul V. Woolway	59	Managing Director and Chief Banking Officer

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

Mr. Bettinger has served as a member of the board since 2008 and as Co-Chairman of the Board since 2022. He served as Chief Executive Officer of the company from 2008 through December 2024 and served as President of the company from 2007 until 2021. He also served as Chief Operating Officer from 2007 until 2008, Executive Vice President and President – Schwab Investor Services from 2005 until 2007, Executive Vice President and Chief Operating Officer – Individual Investor Enterprise from 2004 until 2005, Executive Vice President and President – Corporate Services from 2002 until 2004, and Executive Vice President and President – Retirement Plan Services from 2000 until 2002. Mr. Bettinger joined Schwab in 1995 as part of the acquisition of The Hampton Company, which he founded in 1983.

Mr. Wurster has served as Chief Executive Officer and as a director of CSC since January 2025, and as President of the company since 2021. He previously served as Executive Vice President and Head of Schwab Asset Management Services in 2021 and Head of Schwab Asset Management Solutions from 2019 to 2021. Mr. Wurster was Chief Executive Officer of Charles Schwab Investment Management, Inc., a subsidiary of the company, from 2019 to 2021, and of Charles Schwab Investment Advisory, Inc., a subsidiary of the company, from 2018 to 2021. He was also Chief Executive Officer of ThomasPartners, Inc. and Windhaven Investment Management, Inc., subsidiaries of the company, from 2016 to 2018. He serves as a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Schwab Strategic Trust. Before joining the company, Mr. Wurster was employed at Wellington Management and at McKinsey & Company where he was a leader of the asset management practice and an Associate Principal. Mr. Wurster joined Schwab in 2016.

THE CHARLES SCHWAB CORPORATION

Mr. Beatty has been Managing Director and Head of Advisor Services of CSC and CS&Co since 2024. Prior to that he served as Managing Director of CS&Co and Trust Bank from 2022 to 2024, Senior Vice President – Advisor Services of CS&Co from 2011 to 2022, Senior Vice President of Trust Bank from 2019 to 2022, and Senior Vice President of CSB from 2019 to 2020. Since joining the company, he has held sales and leadership positions within Advisor Services. He has been a member of the Advisor Services leadership team for more than 15 years. Mr. Beatty joined Schwab in 1997.

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

Mr. Morgan has been Managing Director of CSC and CS&Co since 2022, Executive Vice President of CSC from 2019 to 2022, and General Counsel and Corporate Secretary of CSC since 2019. He was Senior Vice President and Deputy General Counsel of CS&Co from 2009 to 2020. He has served as General Counsel of CSB since 2009, including as Managing Director and General Counsel since 2022, as Executive Vice President and General Counsel from 2019 to 2022, and as Senior Vice President and General Counsel from 2015 to 2019. Mr. Morgan joined Schwab in 1999.

Mr. Murtagh has been Managing Director and Chief Risk Officer of CSC since 2022 and was Executive Vice President and Chief Risk Officer of CSC and CS&Co from 2012 to 2022. He served as Senior Vice President and Chief Credit Officer of CS&Co from 2002 until 2012 and of CSC from 2008 until 2012 when he was also Head of Fixed Income Research for Charles Schwab Investment Management. Mr. Murtagh joined Schwab in 2000.

Mr. Verdeschi has served as Managing Director and Chief Financial Officer of CSC and CS&Co since October 2024. Prior to that he served as Managing Director and Deputy Chief Financial Officer of CSC and CS&Co from May 2024 to October 2024. Before joining the company, he spent over 30 years at Citigroup, where he was Treasurer from 2017 to October 2023. During his tenure at Citigroup, in addition to serving as Treasurer, Mr. Verdeschi held leadership positions in finance, treasury, and product with increasing levels of responsibility at the firm, including serving as Chief Investment Officer and Head of Rates Portfolio Management. Mr. Verdeschi joined Schwab in 2024.

Mr. Woolway has been President of CSB since 2010 and Chief Executive Officer of CSB since 2015, President and Chief Executive Officer of CSPB since 2017, and President and Chief Executive Officer of Trust Bank since 2018. He has been Managing Director of CSC since 2022 and Chief Banking Officer of CSC since 2023. He has spent his entire career in the financial services sector, and since 2000 he has held senior executive positions in the banking industry. Mr. Woolway joined Schwab in 2010.

Item 11.    Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement captioned “Proposal Three: Advisory Approval of Named Executive Officer Compensation” and “Director Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement captioned “Transactions With Related Persons” and “Director Independence.”

Item 14.    Principal Accountant Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement captioned “Proposal Two: Ratification of the Selection of Independent Auditors.”

THE CHARLES SCHWAB CORPORATION

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

10.407(iv)
Second Amended and Restated Insured Deposit Account Agreement, dated May 4, 2023, by and among TD Bank USA, National Association and TD Bank, National Association, and The Charles Schwab Corporation, Charles Schwab & Co., Inc., Charles Schwab Trust Bank, TD Ameritrade, Inc., and TD Ameritrade Clearing, Inc., filed as Exhibit 10.1 to the Registrant’s Form 8-K dated May 4, 2023, and incorporated herein by reference.*

10.408	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.408 to the Registrant's Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.	(2)

10.410	2013 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.410 to the Registrant’s Form 8-K dated May 12, 2020, and incorporated herein by reference.	(2)

10.412	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.412 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.413	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.413 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.414	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.414 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.415	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.415 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.423	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 8, 2020, filed as Exhibit 10.423 to the Registrant’s Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.	(2)

10.424	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective June 21, 2021, filed as Exhibit 10.424 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021, and incorporated herein by reference.	(2)

10.426	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.426 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.427	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.427 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.428	Summary of Non-Employee Director Compensation, filed as Exhibit 10.428 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.	(2)

10.429	The Charles Schwab Corporation 2022 Stock Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 17, 2022, and incorporated herein by reference.	(2)

10.431	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.431 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

10.432	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.432 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

10.433	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.433 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

10.434	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.434 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

19.1	The Charles Schwab Corporation Insider Trading Policy.	(1)

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

97.1
The Charles Schwab Corporation Section 16 Officer Incentive Compensation Recovery Policy, filed as Exhibit 97.1 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.

101.INS	Inline XBRL Instance Document	(3)

101.SCH	Inline XBRL Taxonomy Extension Schema	(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(3)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
101.DEF	Inline XBRL Extension Definition	(3)

101.LAB	Inline XBRL Taxonomy Extension Label	(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2024, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

* Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

Item 16.    Form 10-K Summary
None.

THE CHARLES SCHWAB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Richard A. Wurster
Richard A. Wurster,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 26, 2025.

Signature / Title	Signature / Title

/s/ Richard A. Wurster	/s/ Michael D. Verdeschi
Richard A. Wurster,	Michael D. Verdeschi,
President and Chief Executive Officer and Director (principal executive officer)	Managing Director and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ Walter W. Bettinger II
Charles R. Schwab, Co-Chairman of the Board	Walter W. Bettinger II, Co-Chairman of the Board

/s/ John K. Adams, Jr.	/s/ Marianne C. Brown
John K. Adams, Jr., Director	Marianne C. Brown, Director

/s/ Joan T. Dea	/s/ Christopher V. Dodds
Joan T. Dea, Director	Christopher V. Dodds, Director

/s/ Stephen A. Ellis	/s/ Frank C. Herringer
Stephen A. Ellis, Director	Frank C. Herringer, Director

/s/ Gerri K. Martin-Flickinger	/s/ Todd M. Ricketts
Gerri K. Martin-Flickinger, Director	Todd M. Ricketts, Director

/s/ Charles A. Ruffel	/s/ Arun Sarin
Charles A. Ruffel, Director	Arun Sarin, Director

/s/ Carrie Schwab-Pomerantz	/s/ Paula A. Sneed
Carrie Schwab-Pomerantz, Director	Paula A. Sneed, Director

THE CHARLES SCHWAB CORPORATION

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

As a savings and loan holding company, the Company provides the following supplemental information pursuant to Subpart 1400 of Regulation S-K. Other information required by Subpart 1400 of Regulation S-K is presented throughout this Annual Report on Form 10-K.

1.    Average Balance Sheets and Net Interest Revenue

For the Year Ended December 31,	2024			2023			2022
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$29,676	$1,539	5.10%	$37,846	$1,894	4.94%	$57,163	$812	1.40%
Cash and investments segregated	28,450	1,443	4.99%	28,259	1,355	4.73%	49,430	691	1.38%
Receivables from brokerage clients	70,811	5,420	7.53%	61,914	4,793	7.64%	75,614	3,321	4.33%
Available for sale securities (1)	101,659	2,166	2.12%	137,178	2,987	2.17%	260,392	4,139	1.58%
Held to maturity securities (1)	152,566	2,636	1.72%	165,634	2,872	1.73%	112,357	1,688	1.50%
Bank loans (2)	42,255	1,867	4.42%	40,234	1,664	4.14%	38,816	1,083	2.79%
Total interest-earning assets	425,417	15,071	3.51%	471,065	15,565	3.28%	593,772	11,734	1.96%
Securities lending revenue		330			419			471
Other interest revenue		136			127			22
Total interest-earning assets	425,417	15,537	3.61%	471,065	16,111	3.39%	593,772	12,227	2.04%
Non-interest-earning assets (3,4)	37,643			34,695			24,962
Total assets	$463,060			$505,760			$618,734

Liabilities and Stockholders’ Equity:
Bank deposits	$256,212	$3,152	1.23%	$306,505	$3,363	1.10%	$424,168	$723	0.17%
Payables to brokers, dealers, and clearing organizations (3,5)	8,522	372	4.30%	4,477	147	3.23%	5,884	48	0.81%
Payables to brokerage clients	72,776	272	0.37%	66,842	271	0.41%	97,825	123	0.13%
Other short-term borrowings	9,146	504	5.51%	7,144	375	5.25%	2,719	48	1.75%
Federal Home Loan Bank borrowings	23,102	1,245	5.32%	34,821	1,810	5.14%	2,274	106	4.59%
Long-term debt	23,083	846	3.66%	22,636	715	3.16%	20,714	498	2.40%
Total interest-bearing liabilities (5)	392,841	6,391	1.62%	442,425	6,681	1.51%	553,584	1,546	0.28%
Other interest expense		2			3			(1)
Non-interest-bearing liabilities (3,5,6)	25,651			25,802			21,712
Total liabilities (7)	418,492	6,393	1.49%	468,227	6,684	1.41%	575,296	1,545	0.26%
Stockholders’ equity (3)	44,568			37,533			43,438
Total liabilities and stockholders’ equity	$463,060			$505,760			$618,734

Net interest revenue		$9,144			$9,427			$10,682
Net yield on interest-earning assets			2.12%			1.98%			1.78%
(1) Amounts have been calculated based on amortized cost.
(2) Includes average principal balances of nonaccrual loans.
(3) Average balance calculation based on month end balances.
(4) Non-interest-earning assets include equipment, office facilities, and property – net, goodwill, acquired intangible assets – net, and other assets that do not generate interest income.
(5) Beginning in 2024, payables to brokers, dealers, and clearing organizations is presented separately from non-interest-bearing liabilities and included in total interest-bearing liabilities. This line item includes securities loaned and related interest expense. Prior period amounts have been reclassified to reflect this change.
(6) Non-interest-bearing liabilities consist of other liabilities that do not generate interest expense.
(7)Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.      Analysis of Changes in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2024 Compared to 2023 Increase (Decrease) Due to Change in:			2023 Compared to 2022 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$(404)	$49	$(355)	$(270)	$1,352	$1,082
Cash and investments segregated	9	79	88	(292)	956	664
Receivables from brokerage clients	680	(53)	627	(593)	2,065	1,472
Available for sale securities (2)	(771)	(50)	(821)	(1,947)	795	(1,152)
Held to maturity securities (2)	(226)	(10)	(236)	799	385	1,184
Bank loans (3)	84	119	203	40	541	581
Securities lending revenue	—	(89)	(89)	—	(52)	(52)
Other interest revenue	—	9	9	—	105	105
Total interest-earning assets	$(628)	$54	$(574)	$(2,263)	$6,147	$3,884
Interest-bearing sources of funds:
Bank deposits	$(553)	$342	$(211)	$(200)	$2,840	$2,640
Payables to brokers, dealers, and clearing organizations (4)	131	94	225	(11)	110	99
Payables to brokerage clients	24	(23)	1	(40)	188	148
Other short-term borrowings	105	24	129	77	250	327
Federal Home Loan Bank borrowings	(602)	37	(565)	1,494	210	1,704
Long-term debt	14	117	131	46	171	217
Other interest expense	—	(1)	(1)	—	4	4
Total sources on which interest is paid (4)	(881)	590	(291)	1,366	3,773	5,139
Change in net interest revenue (4)	$253	$(536)	$(283)	$(3,629)	$2,374	$(1,255)
Note: Changes that are not due solely to volume or rate have been allocated to rate.
(1) Includes deposits with banks and short-term investments.
(2) Amounts have been calculated based on amortized cost.
(3) Includes average principal balances of nonaccrual loans.
(4) Beginning in 2024, payables to brokers, dealers, and clearing organizations is presented separately within total sources on which interest is paid. This line item includes securities loaned and related interest expense. Prior period amounts have been reclassified to reflect this change.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.    Bank Loan Portfolio

The maturities of the bank loan portfolio are as follows:

December 31, 2024	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Residential real estate:
First Mortgages	$—	$32	$1,215	$26,142	$27,389
HELOCs	—	—	94	330	424
Total residential real estate	—	32	1,309	26,472	27,813
Pledged asset lines	16,726	298	—	—	17,024
Other	7	330	59	3	399
Total	$16,733	$660	$1,368	$26,475	$45,236
Note: Maturities in the above table are based upon the contractual terms of the loans. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2024	After 1 year through 5 years	After 5 years through 15 years	After 15 years
Loans with floating or adjustable interest rates:
Residential real estate:
First Mortgages	$—	$39	$22,973
HELOCs	—	94	330
Total residential real estate	—	133	23,303
Pledged asset lines	298	—	—
Other	1	—	—
Total loans with floating or adjustable interest rates	299	133	23,303
Loans with predetermined interest rates:
Residential real estate:
First Mortgages	32	1,177	3,169
HELOCs	—	—	—
Total residential real estate	32	1,177	3,169
Pledged asset lines	—	—	—
Other	329	58	3
Total loans with predetermined interest rates	361	1,235	3,172
Total	$660	$1,368	$26,475
Note: Maturities in the above table are based upon the contractual terms of the loans. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

4.    Allowance for Credit Losses on Bank Loans

The following table presents several credit ratios related to the Company’s bank loans portfolio. See Part II – Item 8 – Note 7 for the values underlying these ratios:

December 31,	2024	2023
Allowance for credit losses to total year-end loans	0.05%	0.09%
Nonaccrual loans to total year-end loans	0.08%	0.04%
Allowance for credit losses to total nonaccrual year-end loans	60%	253%

The following table presents information regarding average loans outstanding during the period and the ratio of net charge-offs (recoveries) during the period to average loans outstanding:

Year Ended December 31,	2024		2023		2022
	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans
Residential real estate:
First Mortgages	$26,531	—	$25,748	—	$23,639	—
HELOCs	446	—	525	—	617	(.16)%
Total residential real estate	26,977	—	26,273	—	24,256	—
Pledged asset lines	14,924	—	13,727	—	14,360	.03%
Other	354	—	234	—	200	—
Total	$42,255	—	$40,234	—	$38,816	.01%

The increase in the Company’s average loan portfolio in the periods presented has been driven by growth in First Mortgages and PALs, with a slight decrease in PALs in 2023. Growth in these loan types is due in large part to overall growth in Schwab’s client base and net new client assets during the periods presented. Although nonaccrual First Mortgages outstanding increased in 2024 compared to 2023, the ratios of the allowance for credit losses to year-end loans and nonaccrual loans decreased primarily due to the decrease in the allowance for credit losses resulting from a decrease in projected loss rates and improved credit quality metrics in the Company’s bank loans portfolio in recent years as discussed in Part II – Item 8 – Note 7.

The following table presents the allocation of the allowance for credit losses for bank loans and loans by category as a percentage of total bank loans:

December 31,	2024		2023
	Allowance for Credit Losses	Percent of loans to total loans	Allowance for Credit Losses	Percent of loans to total loans
Residential real estate:
First Mortgages	$14	61%	$32	65%
HELOCs	1	1%	2	1%
Total residential real estate	15	62%	34	66%
Pledged asset lines	—	38%	—	33%
Other	6	—	4	1%
Total	$21	100%	$38	100%

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

5.    Bank Deposits

The following table presents the average amount of, and the average rate paid on, deposit categories that are in excess of ten percent of average total bank deposits:

Year Ended December 31,	2024		2023
	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$200,074	0.56%	$233,091	0.59%
Time certificates of deposit	37,390	5.22%	36,028	5.08%
Interest-bearing demand deposits (1)	—	—	37,386	0.41%
Total	$237,464		$306,505
(1) Interest-bearing demand deposits did not exceed ten percent of average total bank deposits for the year ended December 31, 2024.

As of December 31, 2024 and 2023, uninsured bank deposits totaled approximately $32.7 billion and $34.5 billion, respectively. As of December 31, 2024 and 2023, the Company’s bank deposits did not include any time deposits that were in excess of FDIC insurance limits or otherwise uninsured.