Form 10-Q
period 2025-03-31
SCHWAB CHARLES CORP
filed 2025-05-09
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
1,816,970,383 shares of $.01 par value Common Stock outstanding on April 30, 2025

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $70 trillion, which means the Company’s $9.93 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (2024 Form 10-K).

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “prioritize,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “maintain,” “continue,” “seek,” and other similar expressions. In addition, any statements that refer to expectations, strategy, objectives, projections, or other characterizations of future events or circumstances are forward-looking statements.

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
•Capital expenditures and expense management (see Results of Operations in Part I – Item 2);
•Net interest revenue, client cash allocation behavior, and adjustment of rates paid on client-related liabilities (see Results of Operations in Part I – Item 2);
•Funding sources and uses of liquidity (see Liquidity Risk in Part I – Item 2);
•Utilization of bank supplemental funding and expectations for repayment of outstanding balances (see Results of Operations in Part I – Item 2, and Liquidity Risk in Part I – Item 2);
•Management of interest rate risk; modeling and assumptions, the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity (EVE), and liability and asset duration (see Risk Management in Part I – Item 2);
•Capital management; potential migration of insured deposit account balances (IDA balances) to our balance sheet; capital accretion; expectations about capital requirements, including accumulated other comprehensive income (AOCI); long-term operating objective; and uses of capital and return of excess capital to stockholders (see Capital Management in Part I – Item 2 and Commitments and Contingencies in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 10);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments in Part I – Item 2);
•The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Item 1 – Note 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Item 1 – Note 10); and
•The outcome and impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 10, and Legal Proceedings in Part II – Item 1).

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

Important factors that may cause actual results to differ include, but are not limited to:
•General economic and market conditions, including the level of interest rates, equity market valuations and volatility;
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

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2024 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarter of 2025 and 2024 are as follows:

	Three Months Ended March 31,		Percent Change
	2025	2024
Client Metrics
Net new client assets (in billions) (1)	$132.4	$88.2	50%
Core net new client assets (in billions)	$137.7	$95.6	44%
Client assets (in billions, at quarter end)	$9,929.7	$9,118.4	9%
Average client assets (in billions)	$10,212.1	$8,761.1	17%
New brokerage accounts (in thousands)	1,183	1,094	8%
Active brokerage accounts (in thousands, at quarter end)	37,011	35,301	5%
Assets receiving ongoing advisory services (in billions, at quarter end)	$5,061.1	$4,628.0	9%
Client cash as a percentage of client assets (at quarter end)	10.6%	10.0%
Company Financial Information and Metrics
Total net revenues	$5,599	$4,740	18%
Total expenses excluding interest	3,144	2,942	7%
Income before taxes on income	2,455	1,798	37%
Taxes on income	546	436	25%
Net income	1,909	1,362	40%
Preferred stock dividends and other	113	111	2%
Net income available to common stockholders	$1,796	$1,251	44%
Earnings per common share — diluted	$.99	$.68	46%
Net revenue change from prior year	18%	(7)%
Pre-tax profit margin	43.8%	37.9%
Return on average common stockholders’ equity (annualized)	18%	15%
Expenses excluding interest as a percentage of average client assets (annualized)	0.12%	0.14%
Consolidated Tier 1 Leverage Ratio (at quarter end)	9.9%	8.8%
Non-GAAP Financial Measures
Adjusted total expenses (2)	$3,014	$2,802
Adjusted diluted earnings per common share	$1.04	$.74
Return on tangible common equity	35%	39%
(1) The first quarter of 2025 and 2024 include net outflows of $5.3 billion and $7.4 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB.
(2) Adjusted total expenses is a non-GAAP financial measure adjusting total expenses excluding interest. See Non-GAAP Financial Measures.

The first quarter of 2025 presented investors with an increasingly uncertain macroeconomic environment. While equity markets rose early in the first quarter of 2025, uncertainty around the economic impacts of trade policy and increased volatility dampened equity markets and investor sentiment. The Standard & Poor’s® 500 Index (S&P 500®) was down 5% during the first three months of 2025, and the NASDAQ Composite® declined 10%. The 10-year U.S. Treasury yield fell by 35 basis points to 4.23%, and the Federal Reserve left the federal funds overnight rate unchanged in the first quarter.

Against this backdrop, clients continued to turn to Schwab, as the Company saw strength in asset gathering, new accounts, and client engagement in the first quarter of the year. Core net new assets totaled $137.7 billion in the first quarter of 2025, up 44% from the same period in 2024, representing an annualized growth rate of 5.5%. Active brokerage accounts rose 5% year-over-year to 37.0 million at March 31, 2025, including 1.2 million new brokerage accounts in the first quarter of 2025, up 8% from the first quarter of 2024. Clients were highly engaged in the markets, especially amid market volatility late in the first quarter. Clients’ daily average trades (DATs) were up significantly year-over-year to 7.4 million in the first three months of 2025, an increase of 24% from the first quarter of 2024.

Schwab’s financial performance in the first quarter of 2025 reflected strength in asset gathering, increased client engagement, reduced reliance on higher-cost bank supplemental funding, and continued demand for margin and bank lending. Net income totaled $1.9 billion in the first quarter of 2025, rising 40% from the first quarter of 2024. Diluted earnings per common share

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

(EPS) was $.99 in the first quarter of 2025, higher by 46% from the prior-year first quarter. Adjusted diluted EPS (1) was $1.04 in the first quarter of 2025, up 41% from the same period in 2024.

Total net revenues increased 18% year-over-year to $5.6 billion in the first quarter of 2025. Net interest revenue was $2.7 billion in the first quarter of 2025, increasing 21% from the first quarter of 2024, primarily due to lower interest expense and growth in margin and bank lending, which more than offset lower yields on interest-earning assets due to lower market rates. Asset management and administration fees were $1.5 billion in the first quarter of 2025, higher by 14% year-over-year due to continued growth in money market funds and managed investing solutions, and higher overall client asset balances due to strength of asset gathering and year-over-year equity market appreciation. Trading revenue was $908 million in the first quarter of 2025, an increase of 11% from the first quarter of the prior year, which was due primarily to higher trading volume. Bank deposit account fee revenue totaled $245 million in the first quarter of the year, rising 34% from the first quarter of 2024 due to improved net yield as a growing percentage of the balances have converted to floating rates. BDA balances decreased 4% from year-end 2024, ending the first quarter at $83.7 billion.

Total expenses excluding interest were $3.1 billion in the first quarter of 2025, higher by 7% from the first quarter of 2024. This increase was due primarily to higher compensation and benefits expense, inclusive of annual merit increases and a reduction in the prior year for a change in estimated restructuring costs, and higher other expense which was due to higher industry fees resulting from the SEC’s May 2024 fee rate increase and higher client trading volume. For the first quarter of 2025, adjusted total expenses (1) totaled $3.0 billion, up 8% from the same period in 2024 due to higher compensation and benefits and other expense.

Return on average common stockholders’ equity was 18% in the first quarter of 2025, up from 15% in the first quarter of 2024, due to growth in net income, which more than offset higher average common stockholders’ equity. Return on tangible common equity (1) was 35% in the first quarter of 2025, down from 39% in the first quarter of 2024, as higher average tangible common equity more than offset growth in net income. Average common stockholders’ equity increased primarily as a result of year-over-year growth in retained earnings and higher average AOCI. The increase in average AOCI was due to lower unrealized losses on available for sale (AFS) investment securities and securities previously transferred from AFS to held to maturity (HTM).

Schwab supported continued client-driven demand for margin and bank lending, while reducing bank supplemental funding and returning capital to stockholders. Total balance sheet assets decreased 4% from year-end 2024 to end the first quarter of 2025 at $462.9 billion. Principal and interest from our AFS and HTM securities portfolios supported further reduction in bank supplemental funding, which includes brokered CDs, Federal Home Loan Bank (FHLB) borrowings, and borrowings under repurchase agreements at our banks. The Company reduced total bank supplemental funding by $11.8 billion, or 24%, during the first three months of 2025, with $38.1 billion outstanding at March 31. Though investors reduced their leverage later in the first quarter following an increase in market volatility, the Company continued to see strong demand for margin lending, with margin loans ending the first quarter at $83.6 billion, largely flat with year-end 2024. Bank loans grew 4% during the first three months of 2025, ending the first quarter at $47.1 billion.

Concurrent with the completion of The Toronto-Dominion Bank’s (TD Bank) February 2025 secondary public offering of CSC common shares, the Company repurchased all remaining outstanding shares of nonvoting common stock directly from TD Group US Holdings, LLC, an affiliate of TD Bank, for a total repurchase of $1.5 billion (see Capital Management – Share Repurchases and Item 1 – Note 14). In addition, the Company increased its common dividend during the first quarter by 8% to $.27 per share. Inclusive of these capital actions, the Company’s consolidated Tier 1 Leverage Ratio was 9.9% for the first quarter of 2025, remaining consistent with year-end 2024 due to strong first-quarter net income. Our consolidated adjusted Tier 1 Leverage Ratio (1) rose to 7.1% due to the first quarter’s net income and higher AOCI.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Current Regulatory and Other Developments

Refer to Part II – Item 7 – Current Regulatory and Other Developments in our 2024 Form 10-K for information regarding pending regulatory matters including:

•The Federal Deposit Insurance Corporation’s (FDIC) July 2024 proposed rulemaking to amend the brokered deposits framework setting forth its conditions for when broker-dealers such as CS&Co qualify for the primary purpose exception (PPE) from the definition of a deposit broker and from attendant restrictions for brokered deposits;
•The U.S. Department of Labor’s April 2024 final rule significantly broadening the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974 and related litigation;
•The FDIC’s November 2023 and February 2024 special assessments on banks, including the Company’s banking subsidiaries, to recover losses incurred by the Deposit Insurance Fund (DIF) to protect uninsured depositors due to the March 2023 closures of two banks;
•The U.S. federal banking agencies’ August 2023 proposed rulemaking on long-term debt requirements for certain large banking organizations;
•The U.S. federal banking agencies’ July 2023 notice of proposed rulemaking with amendments to the regulatory capital rules, which, among other things, would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk; and
•The SEC’s December 2022 equity market structure rule proposals, “Order Competition Rule” and “Regulation Best Execution”.

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2025		2024
Three Months Ended March 31,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(5)%	$3,757	67%	$3,941	83%
Interest expense	(38)%	(1,051)	(19)%	(1,708)	(36)%
Net interest revenue	21%	2,706	48%	2,233	47%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	14%	865	15%	758	16%
Managed investing solutions	13%	569	10%	503	11%
Other	10%	96	2%	87	2%
Asset management and administration fees	14%	1,530	27%	1,348	29%
Trading revenue
Commissions	4%	431	8%	413	9%
Order flow revenue	26%	443	8%	352	7%
Principal transactions	(35)%	34	—	52	1%
Trading revenue	11%	908	16%	817	17%
Bank deposit account fees	34%	245	5%	183	4%
Other	32%	210	4%	159	3%
Total net revenues	18%	$5,599	100%	$4,740	100%

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

The Federal Reserve maintained the upper bound of the target overnight rate at 5.50% through most of 2024 before reducing the rate by 50 basis points during the third quarter of 2024 and another 50 basis points across two cuts during the fourth quarter of 2024. During the first quarter of 2025, the Federal Reserve maintained the upper bound of the target overnight rate at 4.50%.

Schwab’s average interest-earning assets in the first quarter of 2025 were lower compared with the same period in 2024; however, client demand for margin and bank lending continued to be strong during the first quarter of 2025, even as clients reduced leverage amid market volatility late in the first quarter. Margin and bank loan balances increased by 23% and 16%, respectively, from March 31, 2024 to the end of the first quarter of 2025. Following further deceleration in the pace of clients’ reallocation of cash from sweep products to higher-yielding investment solutions in 2024, client activity in the first quarter of 2025 reflected normalized cash behavior, inclusive of organic growth, seasonality, and investor sentiment against a backdrop of increased market volatility. Bank sweep deposits and payables to brokerage clients increased by a total of $11.5 billion, or 4%, from March 31, 2024 to the end of the first quarter of 2025. Principal and interest payments on AFS and HTM securities supported a further reduction in bank supplemental funding of $11.8 billion, or 24%, during the first quarter of 2025. Since March 31, 2024, the Company has reduced bank supplemental funding by $32.7 billion, or 46%.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2025			2024
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$30,483	$328	4.31%	$33,791	$454	5.31%
Cash and investments segregated	38,611	412	4.27%	29,297	388	5.24%
Receivables from brokerage clients	83,137	1,382	6.65%	63,804	1,260	7.81%
Available for sale securities (1)	84,590	433	2.05%	111,867	594	2.12%
Held to maturity securities (1)	144,401	622	1.72%	157,410	690	1.75%
Bank loans	46,043	493	4.32%	40,529	440	4.36%
Total interest-earning assets	427,265	3,670	3.44%	436,698	3,826	3.48%
Securities lending revenue		60			76
Other interest revenue		27			39
Total interest-earning assets	$427,265	$3,757	3.52%	$436,698	$3,941	3.59%
Funding sources
Bank deposits	$245,719	$436	0.72%	$274,368	$921	1.35%
Payables to brokers, dealers, and clearing organizations (2)	14,177	137	3.88%	5,513	55	3.96%
Payables to brokerage clients	90,173	51	0.23%	68,343	73	0.43%
Other short-term borrowings	6,695	82	4.96%	7,385	103	5.61%
Federal Home Loan Bank borrowings	10,725	133	4.94%	24,857	330	5.27%
Long-term debt	22,281	212	3.81%	25,000	224	3.59%
Total interest-bearing liabilities (2)	389,770	1,051	1.09%	405,466	1,706	1.69%
Non-interest-bearing funding sources (2)	37,495			31,232
Other interest expense		—			2
Total funding sources	$427,265	$1,051	0.99%	$436,698	$1,708	1.57%
Net interest revenue		$2,706	2.53%		$2,233	2.02%
(1) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(2) Beginning in the fourth quarter of 2024, payables to brokers, dealers, and clearing organizations is presented separately from non-interest-bearing funding sources and included in total interest-bearing liabilities. This line item includes securities loaned and related interest expense. Prior period amounts have been reclassified to reflect this change.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $473 million, or 21%, in the first quarter of 2025, compared to the same period in 2024. This increase was primarily due to lower balances of bank supplemental funding, lower average rates paid on funding sources, and growth in margin and bank lending, partially offset by lower yields on floating-rate assets due to lower market rates. Average interest-earning assets declined by 2% in the first quarter of 2025 from the first quarter of 2024, as cash inflows from AFS and HTM securities were used to pay down bank supplemental funding amid improvement in client cash trends. The decrease was partially offset by growth in margin lending, which was supported by higher payables to brokerage clients and increased securities lending, and growth in bank loans.

Net interest margin increased to 2.53% in the first quarter of 2025, compared to 2.02% during the same period in 2024, as lower rates paid on funding sources and reduced balances of bank supplemental funding more than offset lower yields on floating-rate assets due to lower market interest rates.

The Company continues to prioritize repayment of bank supplemental funding balances and expects the total outstanding balance to continue to decrease over time to a level consistent with our diversified long-term funding profile. Our use and the financial impacts of such bank supplemental funding are dependent on several factors, including the volume and pace of clients’ cash allocation activity, which are driven primarily by changes in market interest rates, client engagement with equity markets, as well as asset gathering and the level of maturities and paydowns on our investment securities portfolios. The Company may rollover certain balances outstanding at March 31, 2025 into new borrowings, the amount and costs of which will depend on the above noted factors. See also Risk Management – Liquidity Risk, Capital Management, Item 1 – Notes 8, 9, and 12 for additional information on these and other funding sources.

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2025			2024
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$621,474	$418	0.27%	$499,887	$336	0.27%
Schwab equity and bond funds, ETFs, and CTFs	658,588	122	0.08%	539,661	107	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds	359,696	222	0.25%	314,576	209	0.27%
Other third-party mutual funds and ETFs	623,647	103	0.07%	605,625	106	0.07%
Total mutual funds, ETFs, and CTFs (1)	$2,263,405	$865	0.15%	$1,959,749	$758	0.16%
Managed investing solutions (1)
Fee-based	$590,483	$569	0.39%	$506,133	$503	0.40%
Non-fee-based	120,442	—	—	106,032	—	—
Total managed investing solutions	$710,925	$569	0.32%	$612,165	$503	0.33%
Other balance-based fees (2)	841,555	77	0.04%	719,447	69	0.04%
Other (3)		19			18
Total asset management and administration fees		$1,530			$1,348
(1) Average client assets for managed investing solutions may also include the asset balances contained in the mutual fund and/or ETF categories listed above.
(2) Includes various asset-related fees, such as trust fees, 401(k) recordkeeping fees, and mutual fund clearing fees and other service fees.
(3) Includes miscellaneous service and transaction fees relating to mutual funds and ETFs that are not balance-based.

Asset management and administration fees increased by $182 million, or 14%, in the first quarter of 2025 compared to the same period in 2024. This increase was primarily a result of continued growth in Schwab money market funds amid the ongoing elevated interest rate environment. The increase in asset management and administration fees in the first quarter of 2025 was also due to growth in fee-based managed investing solutions and Mutual Fund OneSource®. These increases reflected the Company’s asset gathering and net inflows into managed investing solutions, as well as year-over-year equity market appreciation, which more than offset equity market declines experienced in the first quarter of 2025.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource and other NTF funds. These funds generated 50% and 48% of the asset management and administration fees earned in the first quarter of 2025 and 2024, respectively:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Balance at beginning of period	$596,531	$476,409	$627,166	$506,149	$347,798	$306,222
Net inflows (outflows)	38,477	30,940	9,088	7,719	(7,046)	(4,161)
Net market gains (losses) and other	6,524	8,329	(11,030)	35,022	(472)	27,115
Balance at end of period	$641,532	$515,678	$625,224	$548,890	$340,280	$329,176

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended March 31,		Percent Change
	2025	2024
Commissions	$431	$413	4%
Order flow revenue
Options	270	242	12%
Equities	173	110	57%
Total order flow revenue	443	352	26%
Principal transactions	34	52	(35)%
Total trading revenue	$908	$817	11%

	Three Months Ended March 31,		Percent Change
	2025	2024
DATs (in thousands)	7,391	5,958	24%
Product as a percentage of DATs
Equities	56%	51%
Derivatives	20%	22%
ETFs	18%	19%
Mutual funds	5%	6%
Fixed income	1%	2%

Number of trading days	60.0	61.0	(2)%
Revenue per trade (1)	$2.05	$2.25	(9)%
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs multiplied by the number of trading days.

Trading revenue increased $91 million, or 11%, in the first quarter of 2025 compared to the same period in 2024, primarily driven by an increase in order flow revenue reflecting higher volume. Commission revenue increased due to higher volume, partially offset by changes in the mix of client trading activity. Offsetting the increase in commission revenue, principal transactions revenue decreased reflecting changes to the fair value of securities positions held to facilitate client activity and cash and investments segregated for regulatory purposes.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue from TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions), in accordance with the Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement). These fees are affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate obligation amounts. See Item 1 – Note 10 for additional information.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents bank deposit account fee revenue and related information:

	Three Months Ended March 31,		Percent Change
	2025	2024
Bank deposit account fees	$245	$183	34%
Average BDA balances	$84,186	$92,859	(9)%
Average net yield	1.16%	0.78%
Percentage of average BDA balances designated as:
Fixed-rate balances	78%	88%
Floating-rate balances	22%	12%

Bank deposit account fees increased $62 million, or 34%, in the first quarter of 2025, compared to the same period in 2024, primarily due to a decrease in the amount paid to clients as a result of lower interest rates in the first quarter of 2025 compared to the same period in 2024, partially offset by lower average BDA balances. The decrease in average BDA balances in the first quarter of 2025 compared to the same period in 2024 was primarily due to client cash allocation decisions in 2024 in response to elevated short-term market interest rates through most of 2024.

Average net yield increased in the first quarter of 2025 compared to the same period in 2024 due to an increase in the average amount of floating-rate BDA balances, which was partially offset by a decrease in the average net yields on fixed-rate and floating-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of March 31, 2025 were 77% and 23%, respectively.

Other Revenue

Other revenue includes industry fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue increased $51 million, or 32%, in the first quarter of 2025 compared to the same period in 2024, primarily due to higher industry fees. Industry fees increased primarily due to higher SEC fee rates in effect during the first quarter of 2025 compared to the same period in 2024 and an increase in trading volumes.

Subsequent to March 31, 2025, the SEC announced that effective May 14, 2025, it would decrease the fee rate applicable to most securities transactions to zero from the rate in effect since May 22, 2024. This change will result in lower industry fees in other revenue and a corresponding decrease in other expense after the effective date, resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2025	2024
Compensation and benefits
Salaries and wages	$923	$854	8%
Incentive compensation	412	387	6%
Employee benefits and other	337	297	13%
Total compensation and benefits	$1,672	$1,538	9%
Professional services	269	241	12%
Occupancy and equipment	274	265	3%
Advertising and market development	96	88	9%
Communications	153	141	9%
Depreciation and amortization	217	228	(5)%
Amortization of acquired intangible assets	130	130	—
Regulatory fees and assessments	89	125	(29)%
Other	244	186	31%
Total expenses excluding interest	$3,144	$2,942	7%
Expenses as a percentage of total net revenues
Compensation and benefits	30%	32%
Advertising and market development	2%	2%
Full-time equivalent employees (in thousands)
At quarter end	32.1	32.6	(2)%
Average	32.1	32.7	(2)%

Expenses excluding interest increased by $202 million, or 7%, in the first quarter of 2025 compared to the same period in 2024. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs, increased 8% in the first quarter of 2025 compared to the same period in 2024. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. There were no acquisition and integration-related costs or restructuring costs in the first quarter of 2025.

Total compensation and benefits expense increased in the first quarter of 2025 compared to the same period in 2024, primarily due to annual merit increases and higher incentive compensation. In the first quarter of 2024, compensation and benefits included a $31 million benefit due to a change in estimated restructuring costs, and also acquisition and integration-related costs of $17 million.

Professional services expense increased in the first quarter of 2025 compared to the same period in 2024, reflecting increased utilization of technology and other professional services to support overall growth of the business. Professional services included acquisition and integration-related costs of $17 million in the first quarter of 2024.

Occupancy and equipment expense increased in the first quarter of 2025 compared to the same period in 2024, reflecting higher building expenses and technology equipment and software costs related to growth of the business. Occupancy and equipment included restructuring costs of $2 million in the first quarter of 2024.

Advertising and market development expense increased in the first quarter of 2025 compared to the same period in 2024, primarily due to higher client promotional spending.

Communications expense increased in the first quarter of 2025 compared to the same period in 2024, primarily as a result of higher exchange quotation services expenses.

Depreciation and amortization expense decreased in the first quarter of 2025 compared to the same period in 2024, primarily due to finance lease terminations in 2024 and lower depreciation on equipment due to abandonment of certain data centers in 2024 related to the integration of Ameritrade Holding LLC (Ameritrade Holding) and its consolidated subsidiaries (collectively, Ameritrade).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Amortization of acquired intangible assets remained consistent in the first quarter of 2025 with the same period in 2024.

Regulatory fees and assessments decreased in the first quarter of 2025 compared to the same period in 2024. The decrease in the first quarter of 2025 was primarily due to a $25 million incremental FDIC special assessment in the first quarter of 2024 and lower FDIC deposit insurance assessments, reflecting a decrease in brokered CDs and a lower assessment base, compared to the first quarter of 2024.

Other expense increased in the first quarter of 2025 compared to the same period in 2024, primarily due to higher industry fees. Industry fees increased primarily due to higher SEC fee rates in effect during the first quarter of 2025 compared to the first quarter of 2024 and an increase in trading volumes. Subsequent to March 31, 2025, the SEC announced that effective May 14, 2025, it would decrease the fee rate applicable to most securities transactions to zero from the rate in effect since May 22, 2024. This change will result in lower industry fees in other expense and a corresponding decrease in other revenue after the effective date, resulting in no impact to net income.

Capital expenditures were $156 million and $122 million in the first quarter of 2025 and 2024, respectively. Capital expenditures increased in the first quarter of 2025 compared to the same period in 2024, primarily due to higher investment in purchased software and buildings, partially offset by lower internally developed software. We continue to anticipate capital expenditures for full-year 2025 will be approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $546 million and $436 million for the first quarter of 2025 and 2024, respectively, resulting in effective tax rates of 22.2% and 24.2%, respectively. The decrease in the effective tax rate in the first quarter of 2025 compared to the same period in 2024 was primarily due to the reversal of tax reserves due to the resolution of certain state tax matters during the first quarter of 2025, an increase in equity compensation tax deduction benefits, and a decrease in non-deductible FDIC deposit insurance assessments.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following table (1):

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024
Net Revenues
Net interest revenue	22%	$2,158	$1,766	17%	$548	$467	21%	$2,706	$2,233
Asset management and administration fees	14%	1,114	975	12%	416	373	14%	1,530	1,348
Trading revenue	12%	805	717	3%	103	100	11%	908	817
Bank deposit account fees	35%	191	141	29%	54	42	34%	245	183
Other	28%	177	138	57%	33	21	32%	210	159
Total net revenues	19%	4,445	3,737	15%	1,154	1,003	18%	5,599	4,740
Expenses Excluding Interest
Compensation and benefits	8%	$1,285	$1,189	11%	$387	$349	9%	$1,672	$1,538
Professional services	10%	214	194	17%	55	47	12%	269	241
Occupancy and equipment	4%	215	206	—	59	59	3%	274	265
Advertising and market development	3%	64	62	23%	32	26	9%	96	88
Communications	14%	113	99	(5)%	40	42	9%	153	141
Depreciation and amortization	(11)%	165	186	24%	52	42	(5)%	217	228
Amortization of acquired intangible assets	(18)%	106	129	N/M	24	1	—	130	130
Regulatory fees and assessments	(26)%	70	94	(39)%	19	31	(29)%	89	125
Other	29%	202	156	40%	42	30	31%	244	186
Total expenses excluding interest	5%	2,434	2,315	13%	710	627	7%	3,144	2,942
Income before taxes on income	41%	$2,011	$1,422	18%	$444	$376	37%	$2,455	$1,798

Net new client assets (in billions) (2)	85%	$69.5	$37.6	24%	$62.9	$50.6	50%	$132.4	$88.2
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for the first quarter of 2025, and prior-year amounts have been recast to reflect this new basis of segmentation.
(2) In the first quarter of 2025 and 2024, Investor Services includes net outflows of $5.3 billion and $7.4 billion, respectively, from off-platform brokered CDs issued by CSB.
N/M Not meaningful. Percentage changes greater than 200% are presented as not meaningful.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 19% and 15%, respectively, in the first quarter of 2025 compared to the same period in 2024. Net interest revenue increased for both segments, primarily as a result of lower balances of bank supplemental funding, lower average rates paid on funding sources, and growth in margin and bank lending, partially offset by lower average interest-earnings assets. Asset management and administration fees increased for both segments, primarily as a result of higher balances in money market funds, equity and bond funds, ETFs, CTFs, and Mutual Fund OneSource®, and, additionally for Investor Services, managed investing solutions. Trading revenue increased for both segments, primarily due to higher order flow revenue as a result of higher trading volume and increased commission revenue, partially offset by changes in the mix of client trading activity and lower principal transactions revenue. Bank deposit account fees increased for both segments, primarily due to an increase in average net yield partially offset by lower average BDA balances. Other revenue increased for both segments, primarily due to higher industry fees.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 5% and 13%, respectively, in the first quarter of 2025, compared to the same period in 2024. Compensation and benefits expense increased in both segments, primarily due to annual merit increases, higher incentive compensation, and employee benefits and taxes. Professional services expense increased in both segments, due to increased utilization of technology and other professional services to support overall growth of the business. Regulatory fees and assessments decreased for both segments primarily due to a $25 million incremental FDIC special assessment in the first quarter of 2024 and lower FDIC assessments. Other expenses increased for both segments primarily due to higher industry fees driven by higher SEC fee rates coupled with higher trading volumes.

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

For a discussion of our risk management programs, see Part II – Item 7 – Risk Management in the 2024 Form 10-K.

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by Schwab as a result of fluctuations in interest rates, equity prices, or market conditions. Schwab is exposed to market risk primarily from changes in interest rates within our interest-earning assets relative to changes in the costs of funding sources that finance these assets.

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and EVE risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. The Company utilizes interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 1 – Note 11.

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

Net interest revenue sensitivity analyses assume both statically and dynamically-sized balance sheet composition. Statically-sized balance sheet modeling assumes the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. While this approach is useful to isolate the impact of changes in interest rates on a statically-sized asset and liability structure, it does not capture changes to client cash allocations. We therefore also conduct dynamically-sized balance sheet compositions as a function of interest rates. Dynamic net interest revenue simulations assume runoff of bank deposit and payables to brokerage client balances is supplemented with wholesale borrowing when needed to fund assets through the simulation horizon. We also conduct similar simulations on EVE to capture the impact of client cash allocation changes on our balance sheet. As we actively manage the consolidated balance sheet and interest rate exposure, we have taken and would typically seek to take steps to manage additional interest rate exposure that could result from changes in the interest rate environment.

The following table assumes a statically-sized balance sheet with simulated changes to net interest revenue over the next 12 months beginning March 31, 2025 and December 31, 2024 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2025	December 31, 2024
Increase of 200 basis points	8.8%	8.6%
Increase of 100 basis points	4.6%	4.6%
Increase of 50 basis points	2.5%	2.5%
Decrease of 50 basis points	(2.2)%	(2.3)%
Decrease of 100 basis points	(4.5)%	(4.6)%
Decrease of 200 basis points	(8.8)%	(9.3)%

The Company’s simulated incremental increases in market interest rates had a largely consistent impact on net interest revenue as of March 31, 2025 compared to December 31, 2024. The Company’s simulated incremental decreases in market interest rates had a smaller impact on net interest revenue as of March 31, 2025 compared to December 31, 2024, primarily due to lower balances of floating-rate interest-earning assets.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents the Company’s estimated effective durations, which reflects anticipated future payments, by category:

	March 31, 2025	March 31, 2024
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	2.1	2.5
AFS investment securities portfolio	2.4	2.4
AFS and HTM investment securities portfolio	3.9	3.9
Long-term debt CSC Senior Notes	3.1	3.7
Estimated effective duration, inclusive of derivatives (1):
Consolidated total assets	2.1	2.4
AFS investment securities portfolio	1.9	2.1
AFS and HTM investment securities portfolio	3.8	3.8
Long-term debt CSC Senior Notes	2.2	3.7
(1) See Item 1 – Note 11 for additional discussion on the Company’s derivatives.

AFS and HTM securities comprised approximately 47% and 55% of the Company’s consolidated total assets as of March 31, 2025 and 2024, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both March 31, 2025 and 2024.

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

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of March 31, 2025 and December 31, 2024, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

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

Our clients’ bank deposits and brokerage cash balances primarily originate from our 37.0 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of March 31, 2025. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes certain external debt facilities available at March 31, 2025:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$11,500	$65,028	(1)	April 2025 - September 2025	4.60%
Federal Reserve discount window	Banking subsidiaries	—	30,357	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	5,492	—	(2)	April 2025 - August 2025	4.65%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,692		N/A	—
Unsecured commercial paper	CSC	950	4,050	(3)	June 2025 - August 2025	4.53%
Secured uncommitted lines of credit with various external banks	CS&Co	500	—	(4)	July 2025	4.78%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of March 31, 2025. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 9 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 12 for additional information.
(3) Outstanding balance of unsecured commercial paper as of March 31, 2025 represents the gross par value before discount of $15 million.
(4) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of March 31, 2025, the Company had additional investment securities with a par value of approximately $112 billion, or a fair value of approximately $104 billion, available to be pledged to obtain additional capacity. Additional details regarding availability and use of these facilities is described below.

Amounts available under secured credit facilities with the FHLB are dependent on the value of our First Mortgages, home equity lines of credit (HELOCs), and the value of certain of our investment securities that are pledged as collateral. These credit facilities are also available as backup financing in the event the outflow of client cash from the banking subsidiaries’ respective balance sheets is greater than maturities and paydowns on investment securities and bank loans. CSC’s banking subsidiaries must each maintain positive tangible capital, as defined by the Federal Housing Finance Agency (FHFA), in order to place new draws upon these credit facilities, and the Company manages capital with consideration of minimum tangible capital ratios at our banking subsidiaries. Tangible capital pursuant to the requirements of the FHLB borrowing facilities for our banking subsidiaries is common equity less goodwill and intangible assets.

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions and the Fixed Income Clearing Corporation (FICC) in repurchase agreements collateralized by investment securities as another source of short-term liquidity. In addition, our banking subsidiaries are counterparties to the Standing Repo Facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during the first three months of 2025 and there were no amounts outstanding at March 31, 2025. CSC maintains standing bilateral repurchase agreements with external banks. Other than de minimis tests, these facilities were not used during the first three months of 2025 and there were no amounts outstanding under these facilities at March 31, 2025.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at March 31, 2025.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. CS&Co is also able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of March 31, 2025, liabilities for securities loaned totaled $14.7 billion and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheet. As of March 31, 2025, $9.4 billion of securities loaned had overnight and continuous remaining contractual maturities; $5.3 billion of securities loaned had contractual maturities of 35-95 days and had a weighted-average interest rate of 4.67%. See Item 1 – Note 12 for additional information on securities lending activities.

CSB issues brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of March 31, 2025:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$21,104	April 2025 - November 2025	4.82%

Cash Flow Activity

The Company’s cash and cash equivalents decreased $7.1 billion from year-end 2024 to $35.0 billion at March 31, 2025; cash and cash equivalents, including amounts restricted, decreased $3.5 billion from year-end 2024 to $62.0 billion at March 31, 2025. These decreases reflected a reduction of bank supplemental funding balances of $11.8 billion and maturities of long-term debt of $975 million. Bank deposits decreased during the first three months of 2025 by $13.0 billion, which reflected a $6.7 billion decrease in deposits swept from brokerage accounts due to typical first quarter seasonality and a decrease of $6.6 billion in brokered CDs, partially offset by client net equity selling towards the end of the quarter. The Company reduced FHLB borrowings and other short-term borrowings by a net total of $4.3 billion. Partially offsetting the decrease in bank deposits and repayment of borrowings, net investing cash inflows from our AFS and HTM securities totaled $12.4 billion in the first three months of 2025, and net cash inflows from operations totaled $6.4 billion.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2024 Form 10-K for additional information. The Company was in compliance with the LCR rule at March 31, 2025, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	March 31, 2025	December 31, 2024
Total eligible HQLA	$55,383	$56,109
Net cash outflows	40,213	40,232
LCR	138%	140%

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

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at March 31, 2025.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $21.5 billion and $22.4 billion at March 31, 2025 and December 31, 2024, respectively.

The following table provides information about our Senior Notes outstanding at March 31, 2025:

March 31, 2025	Par Outstanding	Maturity	Weighted Average Interest Rate (1)	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$21,287	2025 - 2034	3.67%	A2	A-	A
Ameritrade Holding Senior Notes	163	2025 - 2029	3.38%	A2	A-	—
(1) Weighted average interest rates presented here exclude the impact of derivatives. See Note 11 for information on the Company’s hedging of Senior Notes.

New Debt Issuances

There were no new debt issuances of senior unsecured obligations in the first three months of 2025.

Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 1 – Notes 6, 7, 9, 10, and 12. Pursuant to the 2023 IDA agreement, certain brokerage accounts are required to be swept off-balance sheet to the TD Depository Institutions. See Item 1 – Note 10 for additional information.

Additional information regarding our sources and uses of liquidity and management of liquidity risk is included in Part II – Item 7 – Risk Management – Liquidity Risk in our 2024 Form 10-K. See also Item 1 – Condensed Consolidated Statements of Cash Flows, Item 1 – Note 8 for the Company’s bank deposits, Item 1 – Note 9 for the Company’s debt and borrowing facilities, Item 1 – Note 12 for the Company’s securities lending activities, and Item 1 – Note 14 for the Company’s equity outstanding balances and activity.

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, inclusive of balance sheet growth over time, financial support to our subsidiaries, sustained access to the capital markets, and regulatory capital requirements. Schwab also seeks to return excess capital to stockholders. We may return excess capital through dividends, repurchases of common shares, preferred stock redemptions, and repurchases of our preferred stock represented by depositary shares. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

Regulatory Capital Requirements

CSC and certain subsidiaries, including our banking and broker-dealer subsidiaries, are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2024 Form 10-K and in Item 1 – Note 17. As of March 31, 2025, CSC and our banking subsidiaries are considered well capitalized, and CS&Co is in compliance with its net capital requirements.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC (consolidated) and CSB:

	March 31, 2025		December 31, 2024
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$49,511	$21,297	$48,375	$19,700
Less:
Preferred stock	9,191	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$40,320	$21,297	$39,184	$19,700
Less:
Goodwill, net of associated deferred tax liabilities	$11,737	$13	$11,746	$13
Other intangible assets, net of associated deferred tax liabilities	6,125	—	6,232	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	50	41	50	41
AOCI adjustment (1)	(13,614)	(11,835)	(14,839)	(12,938)
Common Equity Tier 1 Capital	$36,022	$33,078	$35,995	$32,584
Tier 1 Capital	$45,213	$33,078	$45,186	$32,584
Total Capital	45,240	33,100	45,218	32,606
Risk-Weighted Assets	112,485	76,263	113,648	78,134
Average Assets with regulatory adjustments	457,495	272,273	458,119	280,701
Total Leverage Exposure	460,701	274,203	461,200	282,629
Common Equity Tier 1 Capital/Risk-Weighted Assets	32.0%	43.4%	31.7%	41.7%
Tier 1 Capital/Risk-Weighted Assets	40.2%	43.4%	39.8%	41.7%
Total Capital/Risk-Weighted Assets	40.2%	43.4%	39.8%	41.7%
Tier 1 Leverage Ratio	9.9%	12.1%	9.9%	11.6%
Supplementary Leverage Ratio	9.8%	12.1%	9.8%	11.5%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio at March 31, 2025 remained consistent with year-end 2024, ending the first quarter of 2025 at 9.9%. CSB’s Tier 1 Leverage Ratio increased from 11.6% at year-end 2024, ending the first quarter of 2025 at 12.1% primarily as a result of lower total assets as well as net income during the quarter.

In light of the Federal Reserve’s 2023 regulatory capital rule proposal, which, among other things, would require the Company to include AOCI in regulatory capital (see Part II – Item 7 – Current Regulatory and Other Developments in the 2024 Form 10-K), the Company has developed an adjusted Tier 1 Leverage Ratio, which is a non-GAAP financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category.

The Company maintains a long-term operating objective for its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00%. As of March 31, 2025, our adjusted Tier 1 Leverage Ratio, which includes AOCI in the ratio, was 7.1% for CSC (consolidated) and 8.2% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results). The Company is continuing to accrete capital organically, and will continue to manage its capital as described above and in Part II – Item 7 – Capital Management of the 2024 Form 10-K. In evaluating returns of excess capital to stockholders, we will consider the amount of bank supplemental funding outstanding, and may choose to utilize the liquidity we would otherwise use for capital returns to repay outstanding bank supplemental funding balances.

IDA Agreement

Certain brokerage client deposits are swept off-balance sheet to the TD Depository Institutions pursuant to the 2023 IDA agreement. During the first three months of 2025, Schwab did not move IDA balances to its balance sheet. The Company’s overall capital management strategy includes supporting migration of IDA balances in future periods as available pursuant to the terms of the 2023 IDA agreement. The Company’s ability to migrate these balances to its balance sheet is dependent upon multiple factors including having sufficient capital levels to sustain these incremental deposits. See Item 1 – Note 10 for further information on the 2023 IDA agreement.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On January 29, 2025, the Board of Directors of the Company declared a two cent, or 8%, increase in the quarterly cash dividend to $.27 per common share.

Cash dividends paid and per share amounts for the first three months of 2025 and 2024 are as follows:

	2025		2024
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock (1)	$492	$.27	$459	$.25
Preferred Stock:
Series D (2)	11	14.88	11	14.88
Series F (3)	—	—	—	—
Series G (2)	33	1,343.75	33	1,343.75
Series H (2)	22	1,000.00	22	1,000.00
Series I (2)	21	1,000.00	21	1,000.00
Series J (2)	7	11.13	7	11.13
Series K (2)	9	1,250.00	9	1,250.00
(1) The Company had no nonvoting common stock outstanding as of the record date for the Company’s first quarter 2025 dividend and accordingly, no dividends were paid on nonvoting common stock during the three months ended March 31, 2025.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.

Share Repurchases

On February 12, 2025, TD Group US Holdings LLC, an affiliate of TD Bank, completed a secondary public offering of the Company’s common shares through which TD Group US Holdings LLC sold 133.8 million shares of the Company’s common stock and 31.7 million shares of the Company’s nonvoting common stock, which automatically converted into common stock, for an aggregate amount of $13.1 billion. The Company did not receive any of the proceeds from the sale of shares. Concurrent with the completion of the secondary offering, and pursuant to a repurchase agreement dated February 9, 2025, the Company repurchased directly from TD Group US Holdings LLC its remaining 19.2 million shares of nonvoting common stock at a price of $77.982 per share for an aggregate repurchase amount of $1.5 billion, which settled on February 12, 2025. The shares of nonvoting common stock automatically converted into common stock upon repurchase and are now held in treasury stock, reducing the number of shares outstanding. These shares were purchased under CSC’s $15.0 billion share repurchase authorization. The share repurchase authorization does not have an expiration date and as of March 31, 2025, approximately $7.2 billion remained on the authorization. There were no repurchases of CSC’s common stock during the three months ended March 31, 2024.

Share repurchases, net of issuances, are subject to a nondeductible 1% excise tax which was recognized as a direct and incremental cost associated with these transactions. For repurchases of common stock, the tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the condensed consolidated statements of income.

Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC and the Company has no remaining nonvoting common stock outstanding. See Item 1 – Note 14 for additional information.

OTHER

Foreign Exposure
At March 31, 2025, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At March 31, 2025, the fair value of these holdings totaled $15.2 billion, with the top three exposures being to issuers and counterparties domiciled in France at $8.7 billion, the United Kingdom at $3.8 billion, and Norway at $750 million. At December 31, 2024, the fair value of these holdings totaled $10.6 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $2.1 billion, and Canada at $889 million. In addition, Schwab had outstanding margin loans to foreign residents of $3.5 billion at both March 31, 2025 and December 31, 2024.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2024 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2025.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended March 31,
	2025	2024
Total expenses excluding interest (GAAP)	$3,144	$2,942
Amortization of acquired intangible assets	(130)	(130)
Acquisition and integration-related costs (1)	—	(38)
Restructuring costs (2)	—	28
Adjusted total expenses (non-GAAP)	$3,014	$2,802
(1) There were no acquisition and integration-related costs for the three months ended March 31, 2025. Acquisition and integration-related costs for the three months ended March 31, 2024 primarily consist of $17 million of compensation and benefits and $17 million of professional services.
(2) There were no restructuring costs for the three months ended March 31, 2025. Restructuring costs for the three months ended March 31, 2024 reflect a benefit due to a change in estimate of $31 million in compensation and benefits, partially offset by $2 million of occupancy and equipment expense and $1 million of other expense.

	Three Months Ended March 31,
	2025		2024
	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,796	$.99	$1,251	$.68
Amortization of acquired intangible assets	130.07		130.07
Acquisition and integration-related costs	—	—	38.02
Restructuring costs	—	—	(28)	(.01)
Income tax effects (1)	(31)	(.02)	(33)	(.02)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$1,895	$1.04	$1,358	$.74
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended March 31,
	2025	2024
Return on average common stockholders’ equity (GAAP)	18%	15%
Average common stockholders’ equity	$39,752	$32,493
Less: Average goodwill	(11,951)	(11,951)
Less: Average acquired intangible assets — net	(7,679)	(8,196)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,709	1,759
Average tangible common equity	$21,831	$14,105
Adjusted net income available to common stockholders (1)	$1,895	$1,358
Return on tangible common equity (non-GAAP)	35%	39%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	March 31, 2025		December 31, 2024
	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	9.9%	12.1%	9.9%	11.6%
Tier 1 Capital	$45,213	$33,078	$45,186	$32,584
Plus: AOCI adjustment	(13,614)	(11,835)	(14,839)	(12,938)
Adjusted Tier 1 Capital	31,599	21,243	30,347	19,646
Average assets with regulatory adjustments	457,495	272,273	458,119	280,701
Plus: AOCI adjustment	(14,165)	(12,419)	(14,831)	(13,037)
Adjusted average assets with regulatory adjustments	$443,330	$259,854	$443,288	$267,664
Adjusted Tier 1 Leverage Ratio (non-GAAP)	7.1%	8.2%	6.8%	7.3%

THE CHARLES SCHWAB CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Revenues
Interest revenue	$3,757	$3,941
Interest expense	(1,051)	(1,708)
Net interest revenue	2,706	2,233
Asset management and administration fees	1,530	1,348
Trading revenue	908	817
Bank deposit account fees	245	183
Other	210	159
Total net revenues	5,599	4,740
Expenses Excluding Interest
Compensation and benefits	1,672	1,538
Professional services	269	241
Occupancy and equipment	274	265
Advertising and market development	96	88
Communications	153	141
Depreciation and amortization	217	228
Amortization of acquired intangible assets	130	130
Regulatory fees and assessments	89	125
Other	244	186
Total expenses excluding interest	3,144	2,942
Income before taxes on income	2,455	1,798
Taxes on income	546	436
Net Income	1,909	1,362
Preferred stock dividends and other	113	111
Net Income Available to Common Stockholders	$1,796	$1,251
Weighted-Average Common Shares Outstanding:
Basic	1,817	1,825
Diluted	1,822	1,831
Earnings Per Common Shares Outstanding (1):
Basic	$.99	$.69
Diluted	$.99	$.68
(1) For additional information on earnings per common shares outstanding for both voting and nonvoting common stock, see Note 16.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$1,909	$1,362
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	1,061	139
Other reclassifications included in other revenue	10	10
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	538	564
Other	1	(8)
Other comprehensive income (loss), before tax	1,610	705
Income tax effect	(383)	(150)
Other comprehensive income (loss), net of tax	1,227	555
Comprehensive Income (Loss)	$3,136	$1,917

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$35,009	$42,083
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $14,302 and $10,075 at March 31, 2025 and December 31, 2024, respectively)	38,408	38,221
Receivables from brokers, dealers, and clearing organizations	2,938	2,440
Receivables from brokerage clients — net	84,449	85,374
Available for sale securities (amortized cost of $80,467 at March 31, 2025 and $89,704 at December 31, 2024; including assets pledged of $371 and $378, respectively)	74,828	82,994
Held to maturity securities (including assets pledged of $5,756 at March 31, 2025 and $5,920 at December 31, 2024)	143,815	146,453
Bank loans — net	47,121	45,215
Equipment, office facilities, and property — net	3,276	3,338
Goodwill	11,951	11,951
Acquired intangible assets — net	7,615	7,743
Other assets	13,493	14,031
Total assets	$462,903	$479,843
Liabilities and Stockholders’ Equity
Bank deposits	$246,160	$259,121
Payables to brokers, dealers, and clearing organizations	15,744	13,336
Payables to brokerage clients	100,579	101,559
Accrued expenses and other liabilities	11,011	12,325
Other short-term borrowings	6,927	5,999
Federal Home Loan Bank borrowings	11,500	16,700
Long-term debt	21,471	22,428
Total liabilities	413,392	431,468
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $9,329 at March 31, 2025 and December 31, 2024	9,191	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,074,188,875 and 2,023,295,180 shares issued at March 31, 2025 and December 31, 2024, respectively	21	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; no shares issued at March 31, 2025 and 50,893,695 shares issued at December 31, 2024	—	1
Additional paid-in capital	27,664	27,639
Retained earnings	38,882	37,568
Treasury stock, at cost — 258,216,076 and 242,977,194 shares at March 31, 2025 and December 31, 2024, respectively	(12,626)	(11,196)
Accumulated other comprehensive income (loss)	(13,621)	(14,848)
Total stockholders’ equity	49,511	48,375
Total liabilities and stockholders’ equity	$462,903	$479,843

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	1,362	—	—	1,362
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	555	555
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(459)	—	—	(459)
Stock option exercises and other	—	—	—	—	—	(120)	—	142	—	22
Share-based compensation	—	—	—	—	—	125	—	—	—	125
Other	—	—	—	—	—	23	—	(71)	—	(48)
Balance at March 31, 2024	$9,191	2,023	$20	51	$1	$27,358	$34,701	$(11,283)	$(17,576)	$42,412

Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375
Net income	—	—	—	—	—	—	1,909	—	—	1,909
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,227	1,227
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.27 per share	—	—	—	—	—	—	(492)	—	—	(492)
Repurchase of nonvoting common stock, inclusive of tax	—	19	—	(19)	—	—	—	(1,512)	—	(1,512)
Conversion of nonvoting common stock to common stock	—	32	1	(32)	(1)	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(123)	—	162	—	39
Share-based compensation	—	—	—	—	—	116	—	—	—	116
Other	—	—	—	—	—	32	—	(80)	—	(48)
Balance at March 31, 2025	$9,191	2,074	$21	—	$—	$27,664	$38,882	$(12,626)	$(13,621)	$49,511

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,909	$1,362
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	126	131
Depreciation and amortization	217	228
Amortization of acquired intangible assets	130	130
Provision (benefit) for deferred income taxes	(35)	(49)
Premium amortization, net, on available for sale and held to maturity securities	178	205
Other	144	116
Net change in:
Investments segregated and on deposit for regulatory purposes	3,354	716
Receivables from brokers, dealers, and clearing organizations	(488)	(787)
Receivables from brokerage clients	910	(2,515)
Other assets	(83)	692
Payables to brokers, dealers, and clearing organizations	2,408	56
Payables to brokerage clients	(980)	(782)
Accrued expenses and other liabilities	(1,431)	(852)
Net cash provided by (used for) operating activities	6,359	(1,349)
Cash Flows from Investing Activities
Purchases of available for sale securities	(1,067)	(523)
Proceeds from sales of available for sale securities	1,621	1,189
Principal payments on available for sale securities	8,772	5,809
Purchases of held to maturity securities	(381)	—
Principal payments on held to maturity securities	3,432	3,509
Net change in bank loans	(1,928)	(349)
Purchases of equipment, office facilities, and property	(117)	(149)
Purchases of FHLB stock	(194)	(180)
Proceeds from sales of FHLB stock	419	324
Purchases of Federal Reserve stock	(4)	(82)
Proceeds from sales of Federal Reserve stock	4	—
Other investing activities	(87)	(73)
Net cash provided by (used for) investing activities	10,470	9,475
Cash Flows from Financing Activities
Net change in bank deposits	(12,961)	(20,493)
Proceeds from FHLB borrowings	5,000	5,000
Repayments of FHLB borrowings	(10,200)	(7,400)
Proceeds from other short-term borrowings	8,498	4,050
Repayments of other short-term borrowings	(7,574)	(2,198)
Repayments of long-term debt	(981)	(3,260)
Dividends paid	(595)	(562)
Proceeds from stock options exercised	39	22
Repurchase of nonvoting common stock	(1,500)	—
Other financing activities	(88)	(85)
Net cash provided by (used for) financing activities	(20,362)	(24,926)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(3,533)	(16,800)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	65,514	74,473
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$61,981	$57,673

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$39	$(27)
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,193	$1,957
Income taxes	$41	$41
Amounts included in the measurement of lease liabilities	$63	$61
Leased assets obtained in exchange for new operating lease liabilities	$15	$20

	March 31, 2025	March 31, 2024
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$35,009	$31,752
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	26,972	25,921
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$61,981	$57,673
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2024 Form 10-K.

Reclassifications: Beginning in the fourth quarter of 2024, receivables from brokers, dealers, and clearing organizations and payables to brokers, dealers, and clearing organizations are presented separately from other assets and accrued expenses and other liabilities, respectively, in the consolidated balance sheets. Correspondingly, interest expense related to securities lending is now presented as interest expense on payables to brokers, dealers, and clearing organizations. Prior period amounts have been reclassified to reflect these changes. Corresponding presentation changes have been made to the condensed consolidated statements of cash flows and related notes also impacted.

The significant accounting policies are included in Item 8 – Note 2 in the 2024 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2025.

2.    New Accounting Standards

Adoption of New Accounting Standards

Standard	Description	Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
Expands annual income tax disclosures, primarily by enhancing the rate reconciliation table and requiring additional disaggregated information about income taxes paid.

Adoption allows retrospective or prospective application.

		January 1, 2025	The Company does not expect this guidance will have a material impact on its financial statements or related disclosures. This guidance will be reflected in the annual financial statements for 2025.

New Accounting Standards Not Yet Adopted

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”	Requires additional disclosures about certain expenses including, but not limited to, employee compensation, depreciation, amortization of intangible assets, and selling expenses. Also requires annual disclosure of how selling expenses are defined.

	Adoption allows retrospective or prospective application, with early adoption permitted.	January 1, 2027 (applies to the annual financial statements for 2027 and interim periods thereafter)	The Company is evaluating the impact of this guidance on its financial statement disclosures.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2025	2024
Net interest revenue
Cash and cash equivalents	$328	$454
Cash and investments segregated	412	388
Receivables from brokerage clients	1,382	1,260
Available for sale securities	433	594
Held to maturity securities	622	690
Bank loans	493	440
Securities lending revenue	60	76
Other interest revenue	27	39
Interest revenue	3,757	3,941
Bank deposits	(436)	(921)
Payables to brokers, dealers, and clearing organizations (1)	(137)	(55)
Payables to brokerage clients	(51)	(73)
Other short-term borrowings	(82)	(103)
Federal Home Loan Bank borrowings	(133)	(330)
Long-term debt	(212)	(224)
Other interest expense	—	(2)
Interest expense	(1,051)	(1,708)
Net interest revenue	2,706	2,233
Asset management and administration fees
Mutual funds, ETFs, and CTFs	865	758
Managed investing solutions	569	503
Other	96	87
Asset management and administration fees	1,530	1,348
Trading revenue
Commissions	431	413
Order flow revenue	443	352
Principal transactions	34	52
Trading revenue	908	817
Bank deposit account fees	245	183
Other	210	159
Total net revenues	$5,599	$4,740
(1) Beginning in the fourth quarter of 2024, this line item includes interest expense related to securities loaned. Prior period amounts have been reclassified to reflect this change. See Note 1 for additional information.

For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances: Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $752 million and $694 million at March 31, 2025 and December 31, 2024, respectively.

The Company had net contract assets of $210 million and $216 million at March 31, 2025 and December 31, 2024, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 10.

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

4.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are detailed below:

	March 31, 2025	December 31, 2024
Receivables
Receivables from clearing organizations	$2,264	$1,670
Securities borrowed	564	695
Receivables for securities failed to deliver	72	40
Other receivables from broker-dealers	38	35
Receivables from brokers, dealers, and clearing organizations	$2,938	$2,440
Payables
Deposits for securities loaned	$14,661	$13,068
Other payables to broker-dealers	832	37
Payables to clearing organizations	143	127
Payables for securities failed to receive	108	104
Payables to brokers, dealers, and clearing organizations	$15,744	$13,336

See Note 12 for additional information regarding securities lending and borrowing activities.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$54,171	$—	$4,546	$49,625
U.S. Treasury securities	12,668	1	365	12,304
Corporate debt securities (1)	7,514	—	516	6,998
Asset-backed securities (2)	5,071	—	178	4,893
U.S. state and municipal securities	600	—	46	554
Foreign government agency securities	329	—	3	326
Non-agency commercial mortgage-backed securities	121	—	11	110
Other	21	—	3	18
Unallocated portfolio layer method fair value basis adjustments (3)	(28)	—	(28)	—
Total available for sale securities	$80,467	$1	$5,640	$74,828
Held to maturity securities
U.S. agency mortgage-backed securities	$143,815	$1,034	$11,773	$133,076
Total held to maturity securities	$143,815	$1,034	$11,773	$133,076

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$57,262	$—	$5,429	$51,833
U.S. Treasury securities	14,939	1	471	14,469
Corporate debt securities (1)	10,166	—	587	9,579
Asset-backed securities (2)	6,106	—	196	5,910
U.S. state and municipal securities	603	—	54	549
Foreign government agency securities	533	—	6	527
Non-agency commercial mortgage-backed securities	121	—	12	109
Other	21	—	3	18
Unallocated portfolio layer method fair value basis adjustments (3)	(47)	—	(47)	—
Total available for sale securities	$89,704	$1	$6,711	$82,994
Held to maturity securities
U.S. agency mortgage-backed securities	$146,453	$146	$13,994	$132,605
Total held to maturity securities	$146,453	$146	$13,994	$132,605
(1) As of March 31, 2025 and December 31, 2024, approximately 28% and 35%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry. Approximately 22% and 16% of the holdings of these securities were issued by institutions in the information technology industry as of March 31, 2025 and December 31, 2024, respectively.
(2) Approximately 72% and 62% of asset-backed securities held as of March 31, 2025 and December 31, 2024, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 18% and 25% of the asset-backed securities held as of March 31, 2025 and December 31, 2024, respectively.
(3) This represents the amount of portfolio layer method (PLM) fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 11 for more information on PLM hedge accounting.

At March 31, 2025, our banking subsidiaries had pledged investment securities with a fair value of $63.0 billion (collateral value of $58.1 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 9). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $31.6 billion (collateral value of $30.4 billion) as collateral for this facility at March 31, 2025. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.5 billion at March 31, 2025.

At March 31, 2025, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $5.8 billion. Securities pledged as collateral under these repurchase agreements may be sold, repledged, or otherwise used by the counterparties. See Notes 9 and 12 for additional information on these repurchase agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
At March 31, 2025, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $371 million as initial margin on interest rate swaps (see Notes 11 and 12). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities	$—	$—	$49,625	$4,546	$49,625	$4,546
U.S. Treasury securities (1)	469	—	9,955	365	10,424	365
Corporate debt securities	—	—	6,738	516	6,738	516
Asset-backed securities (1)	230	—	4,530	178	4,760	178
U.S. state and municipal securities	—	—	554	46	554	46
Foreign government agency securities	—	—	326	3	326	3
Non-agency commercial mortgage-backed securities	—	—	110	11	110	11
Other	—	—	18	3	18	3
Total (2)	$699	$—	$71,856	$5,668	$72,555	$5,668

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$—	$—	$51,833	$5,429	$51,833	$5,429
U.S. Treasury securities (1)	243	—	12,727	471	12,970	471
Corporate debt securities	—	—	9,579	587	9,579	587
Asset-backed securities (1)	12	—	5,888	196	5,900	196
U.S. state and municipal securities	—	—	549	54	549	54
Foreign government agency securities	—	—	527	6	527	6
Non-agency commercial mortgage-backed securities	—	—	109	12	109	12
Other	—	—	18	3	18	3
Total (2)	$255	$—	$81,230	$6,758	$81,485	$6,758
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $28 million and $47 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2024 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the three months ended March 31, 2025 and the year ended December 31, 2024. None of the Company’s AFS securities held as of March 31, 2025 and December 31, 2024 had an allowance for credit losses. All HTM securities as of March 31, 2025 and December 31, 2024 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $418 million and $455 million of accrued interest for AFS and HTM securities as of March 31, 2025 and December 31, 2024, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the three months ended March 31, 2025, or for the year ended December 31, 2024.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at March 31, 2025:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.4
AFS and HTM investment securities portfolio	3.9
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	1.9
AFS and HTM investment securities portfolio	3.8
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

The maturities of AFS and HTM investment securities are as follows:

March 31, 2025	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,711	$8,087	$10,007	$29,820	$49,625
U.S. Treasury securities	6,766	5,538	—	—	12,304
Corporate debt securities	1,807	3,699	1,492	—	6,998
Asset-backed securities	—	627	1,078	3,188	4,893
U.S. state and municipal securities	2	138	398	16	554
Foreign government agency securities	326	—	—	—	326
Non-agency commercial mortgage-backed securities	—	—	—	110	110
Other	—	—	—	18	18
Total fair value	$10,612	$18,089	$12,975	$33,152	$74,828
Total amortized cost (1)	$10,704	$19,120	$14,137	$36,534	$80,495
Held to maturity securities
U.S. agency mortgage-backed securities	$1,561	$12,870	$31,165	$87,480	$133,076
Total fair value	$1,561	$12,870	$31,165	$87,480	$133,076
Total amortized cost	$1,572	$13,484	$32,779	$95,980	$143,815
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $28 million at March 31, 2025.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended March 31,

	2025	2024
Proceeds	$1,621	$1,189
Gross realized gains	—	—
Gross realized losses	10	10

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

March 31, 2025	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$27,663	$38	$—	$20	$58	$27,721	$14	$27,707
HELOCs (1,2)	412	1	—	3	4	416	1	415
Total residential real estate	28,075	39	—	23	62	28,137	15	28,122
Pledged asset lines	18,570	32	—	6	38	18,608	—	18,608
Other	396	—	—	1	1	397	6	391
Total bank loans	$47,041	$71	$—	$30	$101	$47,142	$21	$47,121

December 31, 2024
Residential real estate:
First Mortgages (1,2)	$27,321	$37	$6	$25	$68	$27,389	$14	$27,375
HELOCs (1,2)	421	—	—	3	3	424	1	423
Total residential real estate	27,742	37	6	28	71	27,813	15	27,798
Pledged asset lines	17,010	8	—	6	14	17,024	—	17,024
Other	398	—	—	1	1	399	6	393
Total bank loans	$45,150	$45	$6	$35	$86	$45,236	$21	$45,215
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $115 million and $112 million at March 31, 2025 and December 31, 2024, respectively.
(2) At both March 31, 2025 and December 31, 2024, 42% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2025 or December 31, 2024.

At March 31, 2025, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at December 31, 2023	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(5)	(1)	(6)	—	—	(6)
Balance at March 31, 2024	$27	$1	$28	$—	$4	$32

Balance at December 31, 2024	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Balance at March 31, 2025	$14	$1	$15	$—	$6	$21

Consistent with Schwab’s loan charge-off policy for pledged asset lines (PALs) as disclosed in Item 8 – Note 2 of the 2024 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of March 31, 2025, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of March 31, 2025 and December 31, 2024, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy saw steady hiring and moderating inflation in the first quarter of 2025, but continued to face tight monetary policy and geopolitical unrest amid a backdrop of elevated uncertainty around the economic impact of trade policy. Management’s macroeconomic outlook reflects sustained current benchmark lending rates, with unemployment remaining relatively flat and modest home price appreciation. Though higher mortgage rates are softening demand and reducing borrower

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
affordability, we expect constrained housing supply to keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain very strong. As a result of these factors, we held projected loss rates constant at March 31, 2025, as compared to December 31, 2024.

Bank loan-related nonperforming assets consisted of nonaccrual loans of $30 million and $35 million at March 31, 2025 and December 31, 2024, respectively. Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02, “Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. At both March 31, 2025 and December 31, 2024, loan modifications to borrowers experiencing financial difficulty were not material.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	pre-2021	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$3	$1	$1	$6	$—	$—	$—
620 – 679	9	23	4	25	29	27	117	—	1	1
680 – 739	75	359	244	712	1,076	554	3,020	48	28	76
≥740	802	3,121	1,830	4,833	9,653	4,339	24,578	239	100	339
Total	$886	$3,504	$2,078	$5,573	$10,759	$4,921	$27,721	$287	$129	$416
Origination LTV
≤70%	$616	$2,416	$1,397	$4,131	$9,345	$4,025	$21,930	$268	$89	$357
>70% – ≤90%	270	1,088	681	1,442	1,414	894	5,789	19	39	58
>90% – ≤100%	—	—	—	—	—	2	2	—	1	1
Total	$886	$3,504	$2,078	$5,573	$10,759	$4,921	$27,721	$287	$129	$416
Updated FICO
<620	$—	$5	$2	$23	$19	$23	$72	$2	$4	$6
620 – 679	10	40	30	58	96	61	295	5	6	11
680 – 739	95	280	207	523	800	395	2,300	46	22	68
≥740	781	3,179	1,839	4,969	9,844	4,442	25,054	234	97	331
Total	$886	$3,504	$2,078	$5,573	$10,759	$4,921	$27,721	$287	$129	$416
Estimated Current LTV (1)
≤70%	$607	$2,375	$1,621	$4,926	$10,614	$4,899	$25,042	$283	$129	$412
>70% – ≤90%	279	1,126	454	629	143	21	2,652	4	—	4
>90% – ≤100%	—	3	3	16	1	1	24	—	—	—
>100%	—	—	—	2	1	—	3	—	—	—
Total	$886	$3,504	$2,078	$5,573	$10,759	$4,921	$27,721	$287	$129	$416
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.01%	0.14%	0.11%	0.03%	0.13%	0.07%	0.10%	2.25%	0.72%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	pre-2021	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$1	$—	$2	$1	$2	$6	$—	$—	$—
620 – 679	24	4	26	29	28	111	—	1	1
680 – 739	361	249	724	1,091	576	3,001	47	30	77
≥740	3,203	1,895	4,902	9,796	4,475	24,271	241	105	346
Total	$3,589	$2,148	$5,654	$10,917	$5,081	$27,389	$288	$136	$424
Origination LTV
≤70%	$2,471	$1,445	$4,197	$9,479	$4,159	$21,751	$267	$95	$362
>70% – ≤90%	1,118	703	1,457	1,438	920	5,636	21	40	61
>90% – ≤100%	—	—	—	—	2	2	—	1	1
Total	$3,589	$2,148	$5,654	$10,917	$5,081	$27,389	$288	$136	$424
Updated FICO
<620	$—	$3	$25	$15	$21	$64	$1	$5	$6
620 – 679	34	31	74	97	74	310	6	7	13
680 – 739	339	191	574	871	435	2,410	48	24	72
≥740	3,216	1,923	4,981	9,934	4,551	24,605	233	100	333
Total	$3,589	$2,148	$5,654	$10,917	$5,081	$27,389	$288	$136	$424
Estimated Current LTV (1)
≤70%	$2,402	$1,660	$4,942	$10,747	$5,057	$24,808	$285	$136	$421
>70% – ≤90%	1,187	487	693	166	20	2,553	3	—	3
>90% – ≤100%	—	1	17	3	4	25	—	—	—
>100%	—	—	2	1	—	3	—	—	—
Total	$3,589	$2,148	$5,654	$10,917	$5,081	$27,389	$288	$136	$424
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.12%	0.16%	0.04%	0.18%	0.09%	0.07%	2.33%	0.71%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

At March 31, 2025, $23.4 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 25% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 78% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At March 31, 2025 and December 31, 2024, Schwab had $180 million and $171 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2025	Balance
Converted to an amortizing loan by period end (1)	$129
Within 1 year	18
> 1 year – 3 years	37
> 3 years – 5 years	36
> 5 years	196
Total	$416
(1) Includes $3 million of HELOCs converted to amortizing loans during the three months ended March 31, 2025.

At March 31, 2025, $329 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2025, the borrowers on approximately 61% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of March 31, 2025 and December 31, 2024, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended March 31, 2025 and 2024, CSB recorded amortization of $47 million and $42 million, respectively, and recognized tax credits and other tax benefits of $61 million and $53 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2025			December 31, 2024
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,792	$972	$1,792	$1,729	$947	$1,729
Other investments (2)	235	—	343	224	—	340
Total	$2,027	$972	$2,135	$1,953	$947	$2,069
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2025 and 2028. During the three months ended March 31, 2025 and year ended December 31, 2024, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2025	December 31, 2024
Interest-bearing deposits:
Deposits swept from brokerage accounts	$203,870	$210,575
Time certificates of deposit (1)	21,104	27,701
Checking	16,016	15,593
Savings and other	3,782	4,015
Total interest-bearing deposits	244,772	257,884
Non-interest-bearing deposits	1,388	1,237
Total bank deposits	$246,160	$259,121
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at March 31, 2025 and December 31, 2024 were 4.82% and 4.90%, respectively. As of March 31, 2025 and December 31, 2024, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at March 31, 2025 mature between April 2025 and November 2025.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of March 31, 2025 and December 31, 2024:

	Date of Issuance	Principal Amount Outstanding
		March 31, 2025	December 31, 2024
CSC Fixed-rate Senior Notes:
3.000% due March 10, 2025	03/10/15	$—	$375
4.200% due March 24, 2025	03/24/20	—	600
3.625% due April 1, 2025	09/24/21	418	418
3.850% due May 21, 2025	05/22/18	750	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	1,200
6.196% due November 17, 2029 (2)	11/17/23	1,300	1,300
5.853% due May 19, 2034 (3)	05/19/23	1,300	1,300
6.136% due August 24, 2034 (4)	08/24/23	1,350	1,350
Total CSC Senior Notes		21,287	22,262
Ameritrade Holding Fixed-rate Senior Notes:
3.625% due April 1, 2025	10/22/14	82	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding Senior Notes		163	163
Finance lease liabilities		43	49
Unamortized premium — net		46	54
Debt issuance costs		(86)	(93)
Fair value hedging basis adjustments (5)		18	(7)
Total long-term debt		$21,471	$22,428
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
(5) This represents the amount of fair value hedge basis adjustments related to Senior Notes hedged. See Note 11 for more information on hedging of Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at March 31, 2025 are as follows:

Maturities
2025	$1,268
2026	4,112
2027	3,463
2028	1,950
2029	4,200
Thereafter	6,500
Total maturities	21,493
Unamortized premium — net	46
Debt issuance costs	(86)
Fair value hedging basis adjustments (1)	18
Total long-term debt	$21,471
(1) This represents the amount of fair value hedge basis adjustments related to long-term debt hedged. See Note 11 for more information on hedging of long-term debt.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $11.5 billion and $16.7 billion outstanding under these facilities as of March 31, 2025 and December 31, 2024, respectively, and these borrowings had a weighted-average interest rate of 4.60% and 5.11%, respectively. As of March 31, 2025 and December 31, 2024, the collateral pledged provided additional borrowing capacity of $65.0 billion and $59.8 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at March 31, 2025 and December 31, 2024 were $6.9 billion and $6.0 billion, respectively, and had a weighted-average interest rate of 4.65% and 5.21%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $5.5 billion outstanding pursuant to such repurchase agreements at March 31, 2025 and December 31, 2024, respectively. Repurchase agreements outstanding at March 31, 2025 mature between April 2025 and August 2025.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of March 31, 2025 and December 31, 2024, our collateral pledged provided total borrowing capacity of $30.4 billion and $30.5 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There was $950 million gross par value before discount of $15 million outstanding at March 31, 2025, and no amounts outstanding at December 31, 2024. CSC and CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.7 billion; no amounts were outstanding as of March 31, 2025 or December 31, 2024.

CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $500 million outstanding at March 31, 2025 and December 31, 2024, respectively.

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at March 31, 2025 are as follows:

2025
FHLB borrowings	$11,500
Other short-term borrowings	6,927
Total	$18,427

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Commitments and Contingencies

Loan portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $963 million and $680 million during the first quarter of 2025 and 2024, respectively. CSB purchased HELOCs with commitments of $50 million and $36 million during the first quarter of 2025 and 2024, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	March 31, 2025	December 31, 2024
Commitments to extend credit related to unused HELOCs, PALs, and other lines of credit	$1,900	$1,895
Commitments to purchase First Mortgage loans	833	511
Total	$2,733	$2,406

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

IDA agreement: The 2023 IDA agreement with the TD Depository Institutions specifies responsibilities, including certain contingent obligations, of the Company. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions is 15 basis points. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement. During the first three months of 2025, Schwab did not move IDA balances to its balance sheet.

The 2023 IDA agreement extended the agreement term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain minimum and maximum IDA balances as follows:

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

As of March 31, 2025, the total ending IDA balance was $83.7 billion, of which $64.9 billion was fixed-rate obligation amounts and $18.8 billion was floating-rate obligation amounts. As of December 31, 2024, the total ending IDA balance was $87.6 billion, of which $66.6 billion was fixed-rate obligation amounts and $21.0 billion was floating-rate obligation amounts.

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

Schwab believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are any matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. Unless otherwise noted, the Company is unable to provide a reasonable estimate of any potential liability given the stage of proceedings in the matter. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear reasonably possible that the outcome of any such matter would be material to the financial condition, operating results, or cash flows of the Company.

Corrente Antitrust Litigation: On June 6, 2022, CSC was sued in the U.S. District Court for the Eastern District of Texas on behalf of a putative class of customers who purchased or sold securities through CS&Co or TD Ameritrade, Inc. (now Ameritrade of New York, Inc.) from October 26, 2020 to the present. The lawsuit alleges that CSC’s acquisition of Ameritrade violated Section 7 of the Clayton Act because it has resulted in an anticompetitive market for the execution of retail customer orders. Plaintiffs seek unspecified damages, as well as injunctive and other relief. A motion by the Company to dismiss the lawsuit was denied by the court on February 24, 2023. On December 12, 2024, the parties filed a joint stipulation proposing a settlement of the lawsuit on a class basis under which defendants would commit to certain non-monetary undertakings and payments of plaintiffs’ attorneys’ fees and costs in an amount that would be immaterial. Approval of the settlement remains pending with the court.

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

For a description of how the Company accounts for derivative instruments, see Item 8 – Note 2 in the 2024 Form 10-K. For additional information on the basis of presentation for derivative instruments on the Company’s condensed consolidated balance sheets and related offsetting considerations, see Note 12. Cash flows associated with derivative instruments are reflected as cash flows from operating activities in the condensed consolidated statements of cash flows consistent with the treatment and nature of the items being hedged.

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $33.9 billion and $30.9 billion at March 31, 2025 and December 31, 2024, respectively, that were designated as fair value hedges of interest rate risk. The notional amount is the basis upon which the pay-fixed/receive-float and receive-fixed/pay-float payments are determined; however, the amount is not exchanged.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$2	$1	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Amounts were less than $500 thousand as of December 31, 2024.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of March 31, 2025, there was a $191 million reduction of derivative assets and a $42 million reduction of derivative liabilities related to variation margin settlements. As of December 31, 2024, there was a $295 million reduction of derivative assets and a $10 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts are included on the condensed consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Line item in which the hedged item is included:
Available for sale securities (1,2)	$15,078	$15,686	$(131)	$(292)
Long-term debt	$(18,749)	$(14,908)	$(18)	$7
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.4 billion and $2.5 billion, respectively, of which $2.0 billion was designated in a portfolio layer hedging relationship at both March 31, 2025 and December 31, 2024. The cumulative basis adjustments associated with these hedging relationships were a reduction of the amortized cost basis of the closed portfolios of $28 million and $47 million at March 31, 2025 and December 31, 2024, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $2 million at March 31, 2025 and December 31, 2024, which is recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.

The table below presents the effect of the Company’s interest rate swaps on the condensed consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue		Interest Expense
Three Months Ended March 31,	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships:
Hedged items	$161	$(157)	$(25)	$—
Derivatives designated as hedging instruments (1)	(161)	157	27	—
(1) Interest revenue excludes net income (expense) from periodic interest accruals and receipts (payments) of $18 million and $3 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense excludes net income (expense) from periodic interest accruals and receipts (payments) of $(10) million for the three months ended March 31, 2025.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
12.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of March 31, 2025 and December 31, 2024 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $550 million and $674 million at March 31, 2025 and December 31, 2024, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, the securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

Repurchase agreements: Schwab enters into collateralized repurchase agreements with external financial institutions and the FICC in which the Company sells securities and agrees to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash and/or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured short-term borrowings associated with these collateralized repurchase agreements are presented gross in the condensed consolidated balance sheets.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our interest rate swaps, resale agreements, securities lending, repurchase agreements, and other activity depicting the potential effect of rights of setoff between these recognized assets and liabilities:

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
March 31, 2025
Assets
Resale agreements (1)	$14,302	$—	$14,302	$—	$(14,302)	(2)	$—
Securities borrowed (3)	564	—	564	(555)	(9)		—
Interest rate swaps (4)	2	—	2	—	—	(5)	2
Total	$14,868	$—	$14,868	$(555)	$(14,311)		$2
Liabilities
Repurchase agreements (6)	$5,492	$—	$5,492	$—	$(5,492)		$—
Securities loaned (7)	14,661	—	14,661	(555)	(13,461)		645
Secured short-term borrowings (8)	500	—	500	—	(500)		—
Interest rate swaps (4)	1	—	1	—	(1)	(5)	—
Total	$20,654	$—	$20,654	$(555)	$(19,454)		$645

December 31, 2024
Assets
Resale agreements (1)	$10,075	$—	$10,075	$—	$(10,075)	(2)	$—
Securities borrowed (3)	695	—	695	(617)	(77)		1
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,770	$—	$10,770	$(617)	$(10,152)		$1
Liabilities
Repurchase agreements (6)	$5,499	$—	$5,499	$—	$(5,499)		$—
Securities loaned (7)	13,068	—	13,068	(617)	(11,795)		656
Secured short-term borrowings (8)	500	—	500	—	(500)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$19,067	$—	$19,067	$(617)	$(17,794)		$656
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At March 31, 2025 and December 31, 2024, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $14.6 billion and $10.3 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Amounts were less than $500 thousand as of December 31, 2024.
(5) At March 31, 2025 and December 31, 2024, the fair value of initial margin pledged as collateral related to interest rate swaps was $371 million and $378 million, respectively. See Notes 5 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At March 31, 2025 and December 31, 2024, the fair value of collateral pledged in connection with repurchase agreements was $5.8 billion and $5.9 billion, respectively. See Note 9 for additional information.
(7) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At March 31, 2025, $9.4 billion of securities loaned had overnight and continuous remaining contractual maturities and $5.3 billion of securities loaned had contractual maturities of 35 - 95 days. At December 31, 2024, $8.8 billion of securities loaned had overnight and continuous remaining contractual maturities and $4.3 billion of securities loaned had contractual maturities of 35 - 95 days. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at March 31, 2025 and December 31, 2024.
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

	March 31, 2025	December 31, 2024
Fair value of client securities available to be pledged	$115,840	$116,258
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$24,733	$24,011
Fulfillment of client short sales	4,802	5,179
Securities lending to other broker-dealers	13,863	12,282
Collateral for secured short-term borrowings	641	618
Total collateral pledged to third parties	$44,039	$42,090
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $138 million and $105 million at March 31, 2025 and December 31, 2024, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2024 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2025 or December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$10,297	$—	$—	$10,297
Total cash equivalents	10,297	—	—	10,297
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	21,537	—	21,537
Total investments segregated and on deposit for regulatory purposes	—	21,537	—	21,537
Available for sale securities:
U.S. agency mortgage-backed securities	—	49,625	—	49,625
U.S. Treasury securities	—	12,304	—	12,304
Corporate debt securities	—	6,998	—	6,998
Asset-backed securities	—	4,893	—	4,893
U.S. state and municipal securities	—	554	—	554
Foreign government agency securities	—	326	—	326
Non-agency commercial mortgage-backed securities	—	110	—	110
Other	—	18	—	18
Total available for sale securities	—	74,828	—	74,828
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,370	88	—	1,458
Mutual funds and ETFs	994	—	—	994
State and municipal debt obligations	—	30	—	30
U.S. government securities	—	18	—	18
Total other securities owned	2,364	136	—	2,500
Interest rate swaps	—	2	—	2
Total other assets	2,364	138	—	2,502
Total assets	$12,661	$96,503	$—	$109,164
Accrued expenses and other liabilities:
Interest rate swaps	$—	$1	$—	$1
Other	2,152	33	—	2,185
Total accrued expenses and other liabilities	2,152	34	—	2,186
Total liabilities	$2,152	$34	$—	$2,186

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

March 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$24,712	$24,712	$—	$—	$24,712
Cash and investments segregated and on deposit for regulatory purposes	16,811	2,563	14,248	—	16,811
Receivables from brokers, dealers, and clearing organizations	2,938	—	2,938	—	2,938
Receivables from brokerage clients — net	84,387	—	84,387	—	84,387
Held to maturity securities:
U.S. agency mortgage-backed securities	143,815	—	133,076	—	133,076
Total held to maturity securities	143,815	—	133,076	—	133,076
Bank loans — net:
First Mortgages	27,707	—	25,244	—	25,244
HELOCs	415	—	435	—	435
Pledged asset lines	18,608	—	18,608	—	18,608
Other	391	—	391	—	391
Total bank loans — net	47,121	—	44,678	—	44,678
Other assets	1,193	—	1,193	—	1,193
Liabilities
Bank deposits	$246,160	$—	$246,160	$—	$246,160
Payables to brokers, dealers, and clearing organizations	15,744	—	15,744	—	15,744
Payables to brokerage clients	100,579	—	100,579	—	100,579
Accrued expenses and other liabilities	1,136	—	1,136	—	1,136
Other short-term borrowings	6,927	—	6,927	—	6,927
Federal Home Loan Bank borrowings	11,500	—	11,500	—	11,500
Long-term debt	21,428	—	20,894	—	20,894

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

14.    Stockholders’ Equity

On February 12, 2025, TD Group US Holdings LLC, an affiliate of TD Bank, completed a secondary public offering of the Company’s common shares through which TD Group US Holdings sold 133.8 million shares of the Company’s common stock and 31.7 million shares of the Company’s nonvoting common stock, which automatically converted into common stock. The offering was completed at a price of $79.25 per share, for an aggregate amount of $13.1 billion. The Company did not receive any of the proceeds from this sale.

Concurrent with the completion of the secondary offering, and pursuant to a repurchase agreement dated February 9, 2025, the Company repurchased directly from TD Group US Holdings LLC its remaining 19.2 million shares of nonvoting common stock at a price of $77.982 per share for an aggregate repurchase amount of $1.5 billion, which settled on February 12, 2025. The shares of nonvoting common stock automatically converted into common stock upon repurchase and are now held in treasury stock, reducing the number of shares outstanding. These shares were purchased under CSC’s $15.0 billion share repurchase authorization. The share repurchase authorization does not have an expiration date and as of March 31, 2025, approximately $7.2 billion remained on the authorization. There were no repurchases of CSC’s common stock during the three months ended March 31, 2024.

Share repurchases, net of issuances, are subject to a nondeductible excise tax which was recognized as a direct and incremental cost associated with these transactions. For repurchases of common stock, the tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the condensed consolidated statements of income.

Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC and as of March 31, 2025, the Company has no remaining nonvoting common stock outstanding.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2025	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating-Rate	Margin Over Reset / Floating-Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	March 31, 2025 (1)	December 31, 2024 (1)		March 31, 2025	December 31, 2024	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (4)	2.575%
Series G (2)	24,580	24,580	100,000	2,428	2,428	04/30/20	5.375%	06/01/25	06/01/25	5-Year Treasury	4.971%
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (2)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (2)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,429,785	1,429,785		$9,191	$9,191
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
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended March 31,
	2025		2024
	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series D (1)	$11.2	$14.88	$11.2	$14.88
Series F (2)	—	—	—	—
Series G (1)	33.0	1,343.75	33.0	1,343.75
Series H (1)	22.3	1,000.00	22.3	1,000.00
Series I (1)	20.6	1,000.00	20.6	1,000.00
Series J (1)	6.7	11.13	6.7	11.13
Series K (1)	9.3	1,250.00	9.3	1,250.00
Total	$103.1		$103.1
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
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $26	113
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $122	442
Other (1)	(8)
Balance at March 31, 2024	$(17,576)

Balance at December 31, 2024	$(14,848)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $253	808
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $128	410
Other (1)	1
Balance at March 31, 2025	$(13,621)
(1) Tax expense (benefit) was less than $500 thousand.

As of March 31, 2025, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $9.3 billion net of tax effect ($12.2 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

16.    Earnings Per Common Share

As described in Note 14, TD Bank disposed of all of its common shares of CSC during the first quarter of 2025, including its holdings of nonvoting common stock. As of February 12, 2025, the Company had no remaining nonvoting common stock outstanding and accordingly, no dividends were paid on nonvoting common stock during the three months ended March 31, 2025.

For the computations of basic and diluted EPS, undistributed net income of the Company was allocated on a proportionate basis to the voting and nonvoting common stock, as the distribution rights of the two classes were identical. Diluted EPS was calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for the nonvoting common stock, which assumed conversion of all outstanding nonvoting common stock to common stock. For further details surrounding the EPS computations, see Item 8 – Note 26 in the 2024 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The computations of basic and diluted EPS for common stock and nonvoting common stock for the three months ended March 31, 2025 are as follows:

	Three Months Ended March 31,
	2025
	Common Stock	Nonvoting Common Stock	Consolidated Common Stock
Basic earnings per share:
Numerator
Net income	$1,891	$18	$1,909
Preferred stock dividends and other (1)	(112)	(1)	(113)
Net income available to common stockholders	$1,779	$17	$1,796
Denominator
Weighted-average common shares outstanding — basic	1,794	51	1,817
Basic earnings per share	$.99	$.33	$.99
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,779	$17	$1,796
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	17	—	—
Allocation of net income available to common stockholders:	$1,796	$17	$1,796
Denominator
Weighted-average common shares outstanding — basic	1,794	51	1,817
Conversion of nonvoting shares to voting shares	23	—	—
Common stock equivalent shares related to stock incentive plans	5	—	5
Weighted-average common shares outstanding — diluted (2)	1,822	51	1,822
Diluted earnings per share	$.99	$.33	$.99
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 14 million for the three months ended March 31, 2025.
As of March 31, 2024, the Company had voting and nonvoting common stock outstanding. The computations of basic and diluted EPS for the two classes for the three months ended March 31, 2024 are as follows:

	Three Months Ended March 31,
	2024
	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,324	$38
Preferred stock dividends and other (1)	(108)	(3)
Net income available to common stockholders	$1,216	$35
Denominator
Weighted-average common shares outstanding — basic	1,774	51
Basic earnings per share	$.69	$.69
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,216	$35
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	35	—
Allocation of net income available to common stockholders:	$1,251	$35
Denominator
Weighted-average common shares outstanding — basic	1,774	51
Conversion of nonvoting shares to voting shares	51	—
Common stock equivalent shares related to stock incentive plans	6	—
Weighted-average common shares outstanding — diluted (2)	1,831	51
Diluted earnings per share	$.68	$.68
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 18 million for the three months ended March 31, 2024.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At March 31, 2025, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$36,022	32.0%	N/A		$5,062	4.5%
Tier 1 Risk-Based Capital	45,213	40.2%	N/A		6,749	6.0%
Total Risk-Based Capital	45,240	40.2%	N/A		8,999	8.0%
Tier 1 Leverage	45,213	9.9%	N/A		18,300	4.0%
Supplementary Leverage Ratio	45,213	9.8%	N/A		13,821	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$33,078	43.4%	$4,957	6.5%	$3,432	4.5%
Tier 1 Risk-Based Capital	33,078	43.4%	6,101	8.0%	4,576	6.0%
Total Risk-Based Capital	33,100	43.4%	7,626	10.0%	6,101	8.0%
Tier 1 Leverage	33,078	12.1%	13,614	5.0%	10,891	4.0%
Supplementary Leverage Ratio	33,078	12.1%	N/A		8,226	3.0%

December 31, 2024
CSC
Common Equity Tier 1 Risk-Based Capital	$35,995	31.7%	N/A		$5,114	4.5%
Tier 1 Risk-Based Capital	45,186	39.8%	N/A		6,819	6.0%
Total Risk-Based Capital	45,218	39.8%	N/A		9,092	8.0%
Tier 1 Leverage	45,186	9.9%	N/A		18,325	4.0%
Supplementary Leverage Ratio	45,186	9.8%	N/A		13,836	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,584	41.7%	$5,079	6.5%	$3,516	4.5%
Tier 1 Risk-Based Capital	32,584	41.7%	6,251	8.0%	4,688	6.0%
Total Risk-Based Capital	32,606	41.7%	7,813	10.0%	6,251	8.0%
Tier 1 Leverage	32,584	11.6%	14,035	5.0%	11,228	4.0%
Supplementary Leverage Ratio	32,584	11.5%	N/A		8,479	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of March 31, 2025, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2025, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2025, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2025 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At March 31, 2025, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities, and the entities held total assets of $25.3 billion and $9.8 billion, respectively. Based on their regulatory capital ratios, at March 31, 2025, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co are as follows:

	March 31, 2025	December 31, 2024
CS&Co
Net capital	$12,117	$11,112
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	2,008	2,049
Net capital in excess of required net capital	10,109	9,063

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at March 31, 2025. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

The accounting policies of the segments are the same as those described in Item 8 – Note 2 in the 2024 Form 10-K. For the computation of its segment information, Schwab utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation and amortization, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development) and a funds transfer pricing methodology to allocate certain revenues.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table (1):

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Net Revenues
Net interest revenue	$2,158	$1,766	$548	$467	$2,706	$2,233
Asset management and administration fees	1,114	975	416	373	1,530	1,348
Trading revenue	805	717	103	100	908	817
Bank deposit account fees	191	141	54	42	245	183
Other	177	138	33	21	210	159
Total net revenues	4,445	3,737	1,154	1,003	5,599	4,740
Expenses Excluding Interest
Compensation and benefits	1,285	1,189	387	349	1,672	1,538
Professional services	214	194	55	47	269	241
Occupancy and equipment	215	206	59	59	274	265
Advertising and market development	64	62	32	26	96	88
Communications	113	99	40	42	153	141
Depreciation and amortization	165	186	52	42	217	228
Amortization of acquired intangible assets	106	129	24	1	130	130
Regulatory fees and assessments	70	94	19	31	89	125
Other	202	156	42	30	244	186
Total expenses excluding interest	2,434	2,315	710	627	3,144	2,942
Income before taxes on income	$2,011	$1,422	$444	$376	$2,455	$1,798
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for the first quarter of 2025, and prior-year amounts have been recast to reflect this new basis of segmentation.

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 10.

Item 1A.     Risk Factors

During the first three months of 2025, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2024 Form 10-K.

THE CHARLES SCHWAB CORPORATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 27, 2022, CSC publicly announced that its Board of Directors authorized the repurchase of up to $15.0 billion of common stock. The authorization does not have an expiration date. See also Part I – Item 1 – Note 14.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2025 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	—	$—	—	$8,723
Employee transactions (1)	10	$74.11	N/A	N/A
February:
Share repurchase program	19,235	$77.98	19,235	$7,223
Employee transactions (1)	8	$83.00	N/A	N/A
March:
Share repurchase program	—	$—	—	$7,223
Employee transactions (1)	1,133	$79.04	N/A	N/A
Total:
Share repurchase program	19,235	$77.98	19,235	$7,223
Employee transactions (1)	1,151	$79.03	N/A	N/A
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
N/A Not applicable.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit
10.435
Repurchase Agreement, dated February 9, 2025, between The Charles Schwab Corporation and TD Group US Holdings LLC, filed as Exhibit 10.1 to the Registrant’s From 8-K, dated February 12, 2025, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 9, 2025	/s/ Michael Verdeschi
Michael Verdeschi
Managing Director and Chief Financial Officer