Form 10-Q
period 2025-06-30
SCHWAB CHARLES CORP
filed 2025-08-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
1,815,219,300 shares of $.01 par value Common Stock outstanding on July 31, 2025

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $70 trillion, which means the Company’s $10.76 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “prioritize,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “maintain,” “continue,” “seek,” and other similar expressions. In addition, any statements that refer to expectations, strategy, objectives, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are estimates based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

•Maximizing our market valuation and stockholder returns over time; and our belief that developing trusted relationships will translate into more client assets which drives revenue, and along with expense discipline and thoughtful capital management, generates earnings growth and builds stockholder value (see Introduction in Part I – Item 2);
•Capital expenditures and expense management (see Results of Operations in Part I – Item 2);
•Net interest revenue, client cash allocation behavior, and adjustment of rates paid on client-related liabilities (see Results of Operations in Part I – Item 2);
•Funding sources and uses of liquidity (see Liquidity Risk in Part I – Item 2);
•Wholesale funding, targeted funding profile and expectations for paydown of bank supplemental funding (see Results of Operations in Part I – Item 2, and Liquidity Risk in Part I – Item 2);
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
•Interest-earning asset mix and growth;
•Our ability to access funding sources;
•Prepayment levels for mortgage-backed securities;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the second quarter and first six months of 2025 and 2024 are as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Client Metrics
Net new client assets (in billions) (1)	$73.6	$74.2	(1)%	$206.0	$162.4	27%
Core net new client assets (in billions)	$80.3	$61.2	31%	$218.0	$156.8	39%
Client assets (in billions, at quarter end)	$10,757.3	$9,407.5	14%
Average client assets (in billions)	$10,108.5	$9,134.1	11%	$10,160.3	$8,946.1	14%
New brokerage accounts (in thousands)	1,098	985	11%	2,281	2,079	10%
Active brokerage accounts (in thousands, at quarter end)	37,476	35,612	5%
Assets receiving ongoing advisory services (in billions, at quarter end)	$5,425.0	$4,722.9	15%
Client cash as a percentage of client assets (at quarter end)	9.9%	9.7%
Company Financial Information and Metrics
Total net revenues	$5,851	$4,690	25%	$11,450	$9,430	21%
Total expenses excluding interest	3,048	2,943	4%	6,192	5,885	5%
Income before taxes on income	2,803	1,747	60%	5,258	3,545	48%
Taxes on income	677	415	63%	1,223	851	44%
Net income	2,126	1,332	60%	4,035	2,694	50%
Preferred stock dividends and other	149	121	23%	262	232	13%
Net income available to common stockholders	$1,977	$1,211	63%	$3,773	$2,462	53%
Earnings per common share — diluted	$1.08	$.66	64%	$2.07	$1.34	54%
Net revenue change from prior year	25%	1%		21%	(3)%
Pre-tax profit margin	47.9%	37.2%		45.9%	37.6%
Return on average common stockholders’ equity (annualized)	19%	14%		18%	15%
Expenses excluding interest as a percentage of average client assets (annualized)	0.12%	0.13%		0.12%	0.13%
Consolidated Tier 1 Leverage Ratio (at quarter end)	9.8%	9.4%
Non-GAAP Financial Measures (2)
Adjusted total expenses	$2,920	$2,768		$5,934	$5,570
Adjusted diluted earnings per common share	$1.14	$.73		$2.17	$1.47
Return on tangible common equity	35%	34%		34%	36%
(1) The second quarter and first six months of 2025 include net outflows of $6.7 billion and $12.0 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB. The second quarter and first six months of 2024 include net inflows of $2.7 billion and net outflows of $4.7 billion, respectively, from off-platform brokered CDs issued by CSB. The second quarter and first six months of 2024 also include an inflow of $10.3 billion from a mutual fund clearing services client.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

The first six months of 2025 presented an evolving macroeconomic landscape for investors. With uncertainty around the economic impacts of trade policy, equity markets gave up some early 2025 gains late in the first quarter. Though volatility continued into April, equity markets and investor sentiment rebounded during the second quarter. The Standard and Poor’s® 500 Index rose 11% and 5% during the second quarter and first six months of 2025, respectively, while the NASDAQ Composite® gained 18% and 5% during the second quarter and year-to-date periods. The Federal Reserve kept the federal funds overnight rate unchanged through the first six months of 2025. Following some volatility during the second quarter, the 10-year U.S. Treasury yield was 4.24% at June 30, 2025, largely consistent with March 31 and down 34 basis points year-to-date.

Amid the varying market conditions seen in the first six months of 2025, clients continued to turn to Schwab, resulting in strong asset gathering, year-over-year growth in new client accounts, and sustained client engagement. Core net new assets, inclusive of seasonal tax payments, were $80.3 billion in the second quarter of 2025, up 31% year-over-year. Year-to-date core net new assets totaled $218.0 billion, up 39% from the first half of 2024. Clients opened 1.1 million and 2.3 million new brokerage accounts in the second quarter and first six months of the year, respectively, up 11% and 10% from the respective prior-year amounts, and active brokerage accounts rose 5% year-over-year to reach 37.5 million at June 30, 2025. Client trading volume remained robust through the first six months of the year. Reflecting the impact of increased market volatility late in the first

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

quarter and early in the second quarter, clients’ daily average trades (DATs) rose significantly year-over-year, reaching 7.6 million and 7.5 million in the second quarter and first six months of 2025, respectively, which represented increases of 38% and 31% from the same periods in the prior year.

Schwab’s financial performance in the second quarter and first six months of 2025 reflected strong asset gathering, sustained client engagement and equity market appreciation, continued demand for margin and bank lending and Schwab’s managed investing solutions, and reduction of higher-cost bank supplemental funding as well as balanced expense management. Net income grew to $2.1 billion and $4.0 billion in the second quarter and first six months of 2025, respectively, higher by 60% and 50% from the respective prior-year periods. Diluted earnings per common share (EPS) was $1.08 and $2.07 in the second quarter and first six months of the year, respectively, up 64% and 54% from the same periods in 2024. Adjusted diluted EPS (1) was $1.14 and $2.17 in the second quarter and first six months of 2025, respectively, rising 56% and 48% from the same periods in 2024.

Total net revenues increased 25% year-over-year in the second quarter of 2025 to $5.9 billion, bringing the year-to-date total to $11.5 billion, up 21% from the same period in 2024. Net interest revenue was $2.8 billion and $5.5 billion in the second quarter and first six months of 2025, respectively, rising 31% and 26% from the comparable periods in 2024, primarily due to lower interest expense from reductions in bank supplemental funding and lower market rates, as well as growth in bank lending and higher cash and investments segregated, which more than offset lower yields on interest-earning assets due to lower market rates. Asset management and administration fees were $1.6 billion and $3.1 billion in the second quarter and first six months of 2025, respectively, increasing 14% from both comparable prior-year periods due to continued growth in money market funds and also higher client asset balances reflecting asset gathering, equity market appreciation, and growth in managed investing solutions. Trading revenue was $952 million and $1.9 billion in the second quarter and first six months of 2025, respectively, rising 23% and 17% from the comparable prior-year periods, due primarily to higher trading volume. Bank deposit account fee revenue was $247 million and $492 million in the second quarter and first six months of 2025, respectively, up 61% and 46% from the same periods in 2024 due primarily to higher net yields.

Total expenses excluding interest were $3.0 billion and $6.2 billion in the second quarter and first six months of 2025, respectively, increasing 4% and 5% from the same periods in the prior year. For the second quarter and first six months of 2025, adjusted total expenses (1) were $2.9 billion and $5.9 billion, respectively, up 5% and 7% from the comparable prior-year periods. The increases in total expenses excluding interest and adjusted total expenses (1) reflect ongoing strategic investments to support growth of the business and enhance client-serving capabilities while driving incremental efficiencies. The increases were primarily due to higher compensation and benefits expense, inclusive of annual merit increases, higher incentive compensation, and employee-related costs, higher professional services expense due to overall growth in the business, and higher industry fees within other expense due to increased client trading volume and the SEC’s May 2024 Section 31 fee rate increase, partially offset by lower regulatory fees and assessments.

Return on average common stockholders’ equity was 19% and 18% for the second quarter and first six months of 2025, respectively, up from 14% and 15% in the same prior-year periods, due to growth in net income, which more than offset higher average common stockholders’ equity. Return on tangible common equity (1) (ROTCE) was 35% in the second quarter of 2025, up from 34% in the same period in 2024 due to higher adjusted net income available to common stockholders (1). ROTCE (1) was 34% for the six months ended June 30, 2025, down from 36% in the same period in 2024, as growth in average common stockholders’ equity for the year-to-date period more than offset growth in adjusted net income available to common stockholders (1). Average common stockholders’ equity increased in the second quarter and first six months of 2025 primarily as a result of year-over-year growth in retained earnings and improved average accumulated other comprehensive income (AOCI). The improvement in average AOCI was due to lower unrealized losses on available for sale (AFS) investment securities and securities previously transferred from AFS to held to maturity (HTM).

Throughout the first six months of 2025, Schwab supported increased client activity in margin and bank lending, while further reducing bank supplemental funding and returning excess capital to stockholders. Total balance sheet assets decreased 1% during the second quarter and 4% from year-end 2024 to $458.9 billion as of June 30, 2025. Principal and interest from our AFS and HTM securities portfolios and excess cash on hand supported further reduction in bank supplemental funding, which includes brokered CDs, Federal Home Loan Bank (FHLB) borrowings, and borrowings under repurchase agreements at our banks. Schwab reduced total bank supplemental funding by $22.2 billion, or 44%, in the first six months of 2025, including a reduction of $10.4 billion, or 27%, during the second quarter, with $27.7 billion remaining outstanding at June 30. While investors reduced margin leverage in late March and April following market volatility, client margin loan balances rebounded later in the second quarter to $83.4 billion at June 30, 2025, down slightly from year-end 2024. Bank loans rose 11% in the first

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

six months of 2025, reflecting growth in pledged asset lines (PALs) and First Mortgages, ending the second quarter at $50.4 billion.

Concurrent with the completion of The Toronto-Dominion Bank’s (TD Bank) February 2025 secondary public offering of CSC common shares, the Company repurchased all remaining outstanding shares of nonvoting common stock directly from TD Group US Holdings, LLC, an affiliate of TD Bank, for a total repurchase of $1.5 billion (see Capital Management – Share Repurchases and Item 1 – Note 14). Also during the first quarter of 2025, the Company increased its common dividend by 8% to $.27 per share. During the second quarter of 2025, the Company redeemed its Series G preferred stock for $2.5 billion, and repurchased an additional $351 million in common stock. Inclusive of these capital actions, the Company’s consolidated Tier 1 Leverage Ratio ended the second quarter at 9.8%, largely flat with year-end 2024 as a result of organic capital generation from net income in the first half of the year. Our consolidated adjusted Tier 1 Leverage Ratio (1) rose to 7.2% as a result of net income in the first six months of 2025 and improvement in AOCI.

(1) Adjusted diluted EPS, adjusted total expenses, return on tangible common equity, adjusted net income available to common stockholders, and adjusted Tier 1 Leverage Ratio are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Current Regulatory and Other Developments

On June 12, 2025, the SEC withdrew certain notices of proposed rulemaking issued by the SEC between March 2022 and November 2023, stating that the Commission does not intend to issue final rules with respect to these proposals. Among the notices of proposed rulemaking withdrawn were the SEC’s December 2022 equity market structure rule proposals, “Order Competition Rule” and “Regulation Best Execution”, previously referenced in Part II – Item 7 – Current Regulatory and Other Developments in our 2024 Form 10-K.

On March 3, 2025, the Federal Deposit Insurance Corporation (FDIC) withdrew certain notices of proposed rulemaking issued by the FDIC in 2023 and 2024, stating that the FDIC no longer intends to issue final rules with respect to these proposals. Among the proposed rulemaking withdrawn was the July 2024 proposal related to the brokered deposits framework, which proposed conditions for which broker-dealers such as CS&Co qualify for the primary purpose exception from the definition of a deposit broker and from attendant restrictions for brokered deposits, previously referenced in Part II – Item 7 – Current Regulatory and Other Developments in our 2024 Form 10-K.

Refer to Part II – Item 7 – Current Regulatory and Other Developments in our 2024 Form 10-K for information regarding pending regulatory matters including:

•The U.S. Department of Labor’s April 2024 final rule significantly broadening the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974 and related litigation;
•The FDIC’s November 2023 and February 2024 special assessments on banks, including the Company’s banking subsidiaries, to recover losses incurred by the Deposit Insurance Fund to protect uninsured depositors due to the March 2023 closures of two banks;
•The U.S. federal banking agencies’ August 2023 proposed rulemaking on long-term debt requirements for certain large banking organizations; and
•The U.S. federal banking agencies’ July 2023 notice of proposed rulemaking with amendments to the regulatory capital rules, which, among other things, would require us to include AOCI in regulatory capital and to calculate our risk-weighted assets using a revised risk-based approach, a component of which is based on operational risk.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2025		2024
Three Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(1)%	$3,787	65%	$3,817	81%
Interest expense	(42)%	(965)	(17)%	(1,659)	(35)%
Net interest revenue	31%	2,822	48%	2,158	46%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	13%	884	15%	785	17%
Managed investing solutions	15%	589	10%	510	11%
Other	10%	97	2%	88	2%
Asset management and administration fees	14%	1,570	27%	1,383	30%
Trading revenue
Commissions	13%	431	7%	383	8%
Order flow revenue	31%	466	8%	357	8%
Principal transactions	49%	55	1%	37	1%
Trading revenue	23%	952	16%	777	17%
Bank deposit account fees	61%	247	4%	153	3%
Other	19%	260	5%	219	4%
Total net revenues	25%	$5,851	100%	$4,690	100%

		2025		2024
Six Months Ended June 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(3)%	$7,544	66%	$7,758	82%
Interest expense	(40)%	(2,016)	(18)%	(3,367)	(36)%
Net interest revenue	26%	5,528	48%	4,391	46%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	13%	1,749	15%	1,543	16%
Managed investing solutions	14%	1,158	10%	1,013	11%
Other	10%	193	2%	175	2%
Asset management and administration fees	14%	3,100	27%	2,731	29%
Trading revenue
Commissions	8%	862	7%	796	8%
Order flow revenue	28%	909	8%	709	8%
Principal transactions	—	89	1%	89	1%
Trading revenue	17%	1,860	16%	1,594	17%
Bank deposit account fees	46%	492	5%	336	4%
Other	24%	470	4%	378	4%
Total net revenues	21%	$11,450	100%	$9,430	100%

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on cash and cash equivalents, floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, FHLB borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. Net interest revenue reflects the impacts of derivatives used to manage interest rate risk. See also Risk Management – Market Risk and Item 1 – Note 11 for additional information.

The Federal Reserve maintained the upper bound of the target overnight rate at 5.50% through most of 2024 before reducing the rate by 50 basis points during the third quarter of 2024 and another 50 basis points across two cuts during the fourth quarter of 2024. Throughout the first six months of 2025, the Federal Reserve maintained the upper bound of the target overnight rate at 4.50%.

Schwab’s average interest-earning assets in the second quarter of 2025 increased slightly compared to the same period in 2024, while average interest-earning assets in the first six months of 2025 decreased slightly compared with the same period in 2024. Client demand for margin and bank lending continued to be strong in the first six months of 2025. Though clients reduced leverage in late March and April following volatility, margin balances rebounded later in the second quarter as equity markets improved, and margin loan balances ended the second quarter at $83.4 billion, down slightly from year-end 2024, and up 16% from June 30, 2024. Bank loan balances increased 11% in the first six months of 2025, finishing the second quarter at $50.4 billion, higher by 19% from June 30, 2024, due primarily to growth in PALs and First Mortgages.

Client cash activity during the first six months of 2025 reflected normal cash behavior, inclusive of seasonal tax payments in the second quarter, organic growth, and engagement in equity markets. Bank sweep deposits and payables to brokerage clients increased by a total of $5.2 billion, or 2%, during the second quarter of 2025, and $37.5 billion, or 14%, from June 30, 2024 to June 30, 2025. Principal and interest payments on AFS and HTM securities supported a further reduction in bank supplemental funding of $10.4 billion, or 27%, during the second quarter of 2025, and $22.2 billion, or 44%, during the first six months of 2025. Since June 30, 2024, the Company has reduced bank supplemental funding by $46.0 billion, or 62%.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2025			2024
Three Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$28,000	$305	4.30%	$28,839	$382	5.24%
Cash and investments segregated	47,574	506	4.20%	21,493	281	5.17%
Receivables from brokerage clients	79,616	1,332	6.62%	68,715	1,351	7.78%
Available for sale securities (1)	77,750	405	2.08%	104,045	555	2.13%
Held to maturity securities (1)	141,098	602	1.70%	154,314	658	1.70%
Bank loans	48,691	518	4.27%	41,562	460	4.44%
Total interest-earning assets	422,729	3,668	3.45%	418,968	3,687	3.50%
Securities lending revenue		96			95
Other interest revenue		23			35
Total interest-earning assets	$422,729	$3,787	3.56%	$418,968	$3,817	3.62%
Funding sources
Bank deposits	$237,645	$326	0.55%	$258,119	$840	1.31%
Payables to brokers, dealers, and clearing organizations (2)	16,657	167	3.97%	5,642	57	3.98%
Payables to brokerage clients	92,425	69	0.30%	67,680	77	0.45%
Other short-term borrowings	7,644	87	4.55%	9,268	129	5.59%
Federal Home Loan Bank borrowings	9,753	110	4.48%	25,582	348	5.42%
Long-term debt	20,624	206	3.94%	22,460	208	3.70%
Total interest-bearing liabilities (2)	384,748	965	1.00%	388,751	1,659	1.71%
Non-interest-bearing funding sources (2)	37,981			30,217
Other interest expense		—			—
Total funding sources	$422,729	$965	0.91%	$418,968	$1,659	1.59%
Net interest revenue		$2,822	2.65%		$2,158	2.03%

	2025			2024
Six Months Ended June 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$29,236	$633	4.30%	$31,394	$836	5.26%
Cash and investments segregated	43,117	918	4.23%	25,503	669	5.19%
Receivables from brokerage clients	81,367	2,714	6.63%	66,259	2,611	7.80%
Available for sale securities (1)	81,151	838	2.06%	107,956	1,149	2.12%
Held to maturity securities (1)	142,740	1,224	1.71%	155,862	1,348	1.73%
Bank loans	47,374	1,011	4.29%	41,046	900	4.40%
Total interest-earning assets	424,985	7,338	3.44%	428,020	7,513	3.49%
Securities lending revenue		156			171
Other interest revenue		50			74
Total interest-earning assets	$424,985	$7,544	3.54%	$428,020	$7,758	3.60%
Funding sources
Bank deposits	$241,660	$762	0.64%	$266,243	$1,761	1.33%
Payables to brokers, dealers, and clearing organizations (2)	15,424	304	3.93%	5,577	112	3.97%
Payables to brokerage clients	91,305	120	0.27%	68,011	150	0.44%
Other short-term borrowings	7,172	169	4.74%	8,327	232	5.60%
Federal home loan bank borrowings	10,236	243	4.72%	25,220	678	5.35%
Long-term debt	21,448	418	3.87%	23,730	432	3.64%
Total interest-bearing liabilities (2)	387,245	2,016	1.04%	397,108	3,365	1.70%
Non-interest-bearing funding sources (2)	37,740			30,912
Other interest expense		—			2
Total funding sources	$424,985	$2,016	0.95%	$428,020	$3,367	1.57%
Net interest revenue		$5,528	2.59%		$4,391	2.03%
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $664 million, or 31%, and $1.1 billion, or 26%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. These increases were primarily due to lower balances of bank supplemental funding, lower average rates paid on funding sources, and growth in bank lending, partially offset by lower yields on floating-rate assets due to lower market rates. Average interest-earning assets remained relatively flat, increasing slightly in the second quarter of 2025, and decreasing slightly in the first six months of 2025, compared to the same periods in 2024. Both the second quarter and first six months of 2025 had higher balances of cash and investments segregated, growth in margin lending supported by higher payables to brokerage clients, and an increase in bank loans compared to the same periods in 2024. The decrease in average interest-earning assets during the first six months of 2025 was due primarily to lower average balances in AFS and HTM securities, as cash inflows from investment securities were used to pay down bank supplemental funding.

Net interest margin increased to 2.65% and 2.59% in the second quarter and first six months of 2025, respectively, compared to 2.03% during both the second quarter and first six months of 2024, as reduced balances of bank supplemental funding and lower rates paid on funding sources more than offset lower yields on floating-rate assets due to lower market interest rates.

The Company continues to prioritize repayment of bank supplemental funding balances. Schwab expects the total outstanding balance of bank supplemental funding to continue to decrease and is nearing a level consistent with our diversified long-term funding profile that includes the strategic use of wholesale funding. Our use and the financial impacts of such bank supplemental funding are dependent on a number of market and client activity factors. See also Risk Management – Liquidity Risk, Capital Management, Item 1 – Notes 8, 9, and 12, and Part II – Item 7 – Results of Operations – Net Interest Revenue in the 2024 Form 10-K for additional information on these and other funding sources.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended June 30,	2025			2024
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$644,811	$442	0.27%	$523,665	$357	0.27%
Schwab equity and bond funds, ETFs, and CTFs	661,793	122	0.07%	565,848	112	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds (1)	350,487	218	0.25%	338,198	214	0.25%
Other third-party mutual funds and ETFs (1)	603,509	102	0.07%	600,902	102	0.07%
Total mutual funds, ETFs, and CTFs (2)	$2,260,600	$884	0.16%	$2,028,613	$785	0.16%
Managed investing solutions (2)
Fee-based	$595,203	$589	0.40%	$525,689	$510	0.39%
Non-fee-based	120,726	—	—	110,234	—	—
Total managed investing solutions	$715,929	$589	0.33%	$635,923	$510	0.32%
Other balance-based fees (3)	846,552	75	0.04%	763,750	69	0.04%
Other (4)		22			19
Total asset management and administration fees		$1,570			$1,383

Six Months Ended June 30,
Schwab money market funds	$633,143	$860	0.27%	$511,776	$693	0.27%
Schwab equity and bond funds, ETFs, and CTFs	660,191	244	0.07%	552,755	219	0.08%
Mutual Fund OneSource and other NTF funds (1)	355,092	440	0.25%	326,387	423	0.26%
Other third-party mutual funds and ETFs (1)	613,576	205	0.07%	603,263	208	0.07%
Total mutual funds, ETFs, and CTFs (2)	$2,262,002	$1,749	0.16%	$1,994,181	$1,543	0.16%
Managed investing solutions (2)
Fee-based	$592,843	$1,158	0.39%	$515,911	$1,013	0.39%
Non-fee-based	120,584	—	—	108,133	—	—
Total managed investing solutions	$713,427	$1,158	0.33%	$624,044	$1,013	0.33%
Other balance-based fees (3)	844,053	152	0.04%	741,599	138	0.04%
Other (4)		41			37
Total asset management and administration fees		$3,100			$2,731
(1) The second quarter and first six months of 2025 include transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
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

Asset management and administration fees increased by $187 million, or 14%, and $369 million, or 14%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. These increases were primarily a result of continued growth in Schwab money market funds amid the ongoing elevated interest rate environment. These increases were also due to growth in fee-based managed investing solutions, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource®, reflecting the Company’s asset gathering and net inflows into managed investing solutions, as well as year-over-year equity market appreciation.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 50% of the asset management and administration fees earned in both the second quarter and first six months of 2025, compared with 49% in both the second quarter and first six months of 2024:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Balance at beginning of period	$641,532	$515,678	$625,224	$548,890	$340,280	$329,176
Net inflows (outflows)	5,433	11,295	16,115	8,794	(7,804)	(6,863)
Net market gains (losses) and other (1)	6,508	6,613	48,016	6,318	121,443	22,500
Balance at end of period	$653,473	$533,586	$689,355	$564,002	$453,919	$344,813

Six Months Ended June 30,
Balance at beginning of period	$596,531	$476,409	$627,166	$506,149	$347,798	$306,222
Net inflows (outflows)	43,910	42,235	25,203	16,513	(14,850)	(11,024)
Net market gains (losses) and other (1)	13,032	14,942	36,986	41,340	120,971	49,615
Balance at end of period	$653,473	$533,586	$689,355	$564,002	$453,919	$344,813
(1) Includes $63.3 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF Funds for the three and six months ended June 30, 2025.

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Commissions	$431	$383	13%	$862	$796	8%
Order flow revenue
Options	268	248	8%	538	490	10%
Equities	198	109	82%	371	219	69%
Total order flow revenue	466	357	31%	909	709	28%
Principal transactions	55	37	49%	89	89	—
Total trading revenue	$952	$777	23%	$1,860	$1,594	17%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
DATs (in thousands)	7,571	5,486	38%	7,482	5,718	31%
Product as a percentage of DATs
Equities	54%	52%		55%	52%
Derivatives	20%	22%		20%	22%
ETFs	20%	18%		19%	18%
Mutual funds	5%	6%		5%	6%
Fixed income	1%	2%		1%	2%

Number of trading days	62.0	63.0	(2)%	122.0	124.0	(2)%
Revenue per trade (1)	$2.03	$2.25	(10)%	$2.04	$2.25	(9)%
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs multiplied by the number of trading days.

Trading revenue increased $175 million, or 23%, and $266 million, or 17%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, primarily driven by an increase in order flow revenue reflecting higher volume.

Commission revenue increased during the second quarter and first six months of 2025 compared to the same periods of 2024 due to higher volume, partially offset by changes in the mix of client trading activity. Principal transactions revenue increased

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

during the second quarter of 2025 compared to the same period in 2024, reflecting changes to the fair value of securities positions held to facilitate client activity and cash and investments segregated for regulatory purposes, and remained consistent during the first six months of 2025 compared to the same period in 2024.

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

The following table presents bank deposit account fee revenue and related information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Bank deposit account fees	$247	$153	61%	$492	$336	46%
Average bank deposit account balances (BDA balances)	$82,265	$87,016	(5)%	$83,220	$89,938	(7)%
Average net yield	1.19%	0.70%		1.18%	0.74%
Percentage of average BDA balances designated as:
Fixed-rate balances	78%	88%		78%	88%
Floating-rate balances	22%	12%		22%	12%

Bank deposit account fees increased $94 million, or 61%, and $156 million, or 46%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, primarily due to a decrease in the amount paid to clients as a result of lower interest rates, partially offset by lower average BDA balances. The decrease in average BDA balances in the second quarter and first six months of 2025 compared to the same periods in 2024 was primarily due to client cash allocation decisions in 2024 in response to elevated short-term market interest rates through most of 2024.

Average net yield increased in the second quarter and first six months of 2025 compared to the same periods in 2024 due to an increase in the average amount of floating-rate BDA balances, which was partially offset by a decrease in the average net yields on fixed-rate and floating-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of June 30, 2025 were 78% and 22%, respectively.

Other Revenue

Other revenue includes industry fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue increased $41 million, or 19%, and $92 million, or 24%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. These increases were primarily due to higher industry fees and a gain from the sale of an equity investment. Industry fees increased in the second quarter of 2025 primarily due to higher DATs, partially offset by lower average SEC fee rates in effect compared to the same period in 2024. Industry fees increased in the first six months of 2025 primarily due to higher average SEC fee rates in effect compared to the same period in 2024. Effective May 14, 2025, the SEC decreased the fee rate applicable to most securities transactions to zero from the rate in effect since May 22, 2024. This change will result in lower industry fees in other revenue and a corresponding decrease in other expense, resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Compensation and benefits
Salaries and wages	$927	$886	5%	$1,850	$1,740	6%
Incentive compensation	351	329	7%	763	716	7%
Employee benefits and other	258	235	10%	595	532	12%
Total compensation and benefits	$1,536	$1,450	6%	$3,208	$2,988	7%
Professional services	291	259	12%	560	500	12%
Occupancy and equipment	270	248	9%	544	513	6%
Advertising and market development	108	107	1%	204	195	5%
Communications	176	172	2%	329	313	5%
Depreciation and amortization	215	233	(8)%	432	461	(6)%
Amortization of acquired intangible assets	128	129	(1)%	258	259	—
Regulatory fees and assessments	77	96	(20)%	166	221	(25)%
Other	247	249	(1)%	491	435	13%
Total expenses excluding interest	$3,048	$2,943	4%	$6,192	$5,885	5%
Expenses as a percentage of total net revenues
Compensation and benefits	26%	31%		28%	32%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	32.6	32.3	1%
Average	32.3	32.3	—	32.2	32.5	(1)%

Expenses excluding interest increased $105 million, or 4%, and $307 million, or 5%, in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs, increased 5% and 7% in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. There were no acquisition and integration-related costs or restructuring costs in the second quarter and first six months of 2025.

Total compensation and benefits expense increased in the second quarter and first six months of 2025 compared to the same periods in 2024, primarily due to annual merit increases, higher incentive compensation, and higher other employee-related costs. Compensation and benefits included a $3 million and $34 million benefit in the second quarter and first six months of 2024, respectively, due to a change in estimated restructuring costs. Compensation and benefits also included acquisition and integration-related costs of $18 million and $35 million in the second quarter and first six months of 2024, respectively.

Professional services expense increased in the second quarter and first six months of 2025 compared to the same periods in 2024, reflecting overall growth of business and increased utilization of technology and other professional services. Professional services included acquisition and integration-related costs of $12 million and $29 million in the second quarter and first six months of 2024, respectively.

Occupancy and equipment expense increased in the second quarter and first six months of 2025 compared to the same periods in 2024, primarily driven by higher technology equipment and software costs related to growth of the business and a benefit related to property taxes reflected in the second quarter of 2024. Occupancy and equipment included restructuring costs of $1 million and $3 million in the second quarter and first six months of 2024, respectively.

Advertising and market development expense increased slightly in the second quarter and first six months of 2025 compared to the same period in 2024, primarily due to higher client promotional spending.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Communications expense increased in the second quarter and first six months of 2025 compared to the same periods in 2024. The increase in the second quarter was primarily due to higher proxy-related expenses reflecting growth in the business, partially offset by lower telecommunications expenses. The increase in the year-to-date period reflected higher exchange quotation services and proxy-related expenses, partially offset by lower telecommunications expenses.

Depreciation and amortization expense decreased in the second quarter and first six months of 2025 compared to the same periods in 2024, primarily due to finance lease terminations in 2024 and lower depreciation on equipment due to abandonment of certain data centers in 2024 related to the integration of Ameritrade Holding LLC (Ameritrade Holding) and its consolidated subsidiaries (collectively, Ameritrade). Depreciation and amortization expense included acquisition and integration-related costs of $5 million in the second quarter and first six months of 2024.

Amortization of acquired intangible assets remained consistent in the second quarter and first six months of 2025 compared to the same periods in 2024.

Regulatory fees and assessments decreased in the second quarter and first six months of 2025 compared to the same periods in 2024. The decrease in the second quarter of 2025 was primarily due to lower FDIC deposit insurance assessments. The decrease in the first six months of 2025 was primarily due to a $25 million incremental FDIC special assessment in the first quarter of 2024 and lower FDIC deposit insurance assessments, reflecting a decrease in brokered CDs and a lower assessment base.

Other expense was largely consistent in the second quarter and increased in the first six months of 2025 compared to the same periods in 2024. The year-over-year change in the second quarter of 2025 was due to several offsetting items, including a charge recognized in the second quarter of 2024 for the SEC’s industry-wide review of off-channel communications, and certain higher costs in 2025 related to growth of the business and increased client trading volume, including higher industry fees. The increase in the first six months of 2025 from the same period in 2024 reflected higher industry fees due to increased trading volume and higher average SEC fee rates. Effective May 14, 2025, the SEC decreased the fee rate applicable to most securities transactions to zero from the rate in effect since May 22, 2024. This change will result in lower industry fees in other expense and a corresponding decrease in other revenue, resulting in no impact to net income. Other expense included restructuring costs of $12 million and $13 million in the second quarter and first six months of 2024, respectively.

Capital expenditures were $136 million and $92 million in the second quarter of 2025 and 2024, respectively, and $292 million and $214 million in the first six months of 2025 and 2024, respectively. Capital expenditures increased in the second quarter and first six months of 2025 compared to the same periods in 2024, primarily due to higher investment in purchased software, information technology and telecommunications equipment, and buildings, partially offset by lower internally developed software. We continue to anticipate capital expenditures for full-year 2025 will be approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $677 million and $415 million for the second quarter of 2025 and 2024, respectively, resulting in effective tax rates of 24.2% and 23.8%, respectively. Taxes on income were $1.2 billion and $851 million for the first six months of 2025 and 2024, respectively, resulting in tax rates of 23.3% and 24.0%, respectively. The increase in the effective tax rate in the second quarter of 2025 compared to the same period in 2024 was primarily due to an increase in the state tax rate, partially offset by the recognition of certain tax credits, a decrease in non-deductible FDIC deposit insurance assessments, and the reversal of tax reserves due to the resolution of certain state tax matters during the second quarter of 2025. The decrease in the effective tax rate in the first six months of 2025 compared to the same period in 2024 was primarily due to the reversal of tax reserves due to the resolution of certain state tax matters during 2025, a decrease in non-deductible FDIC deposit insurance assessments, an increase in equity compensation tax deduction benefits, and the recognition of certain tax credits, partially offset by an increase in the state tax rate.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following table (1):

	Investor Services			Advisor Services			Total
Three Months Ended June 30,	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024
Net Revenues
Net interest revenue	29%	$2,244	$1,736	37%	$578	$422	31%	$2,822	$2,158
Asset management and administration fees	14%	1,144	1,001	12%	426	382	14%	1,570	1,383
Trading revenue	24%	852	688	12%	100	89	23%	952	777
Bank deposit account fees	63%	194	119	56%	53	34	61%	247	153
Other	17%	201	172	26%	59	47	19%	260	219
Total net revenues	25%	4,635	3,716	25%	1,216	974	25%	5,851	4,690
Expenses Excluding Interest
Compensation and benefits	6%	$1,191	$1,122	5%	$345	$328	6%	$1,536	$1,450
Professional services	12%	231	206	13%	60	53	12%	291	259
Occupancy and equipment	10%	212	193	5%	58	55	9%	270	248
Advertising and market development	—	70	70	3%	38	37	1%	108	107
Communications	1%	120	119	6%	56	53	2%	176	172
Depreciation and amortization	(12)%	162	185	10%	53	48	(8)%	215	233
Amortization of acquired intangible assets	(1)%	104	105	—	24	24	(1)%	128	129
Regulatory fees and assessments	(18)%	62	76	(25)%	15	20	(20)%	77	96
Other	1%	209	206	(12)%	38	43	(1)%	247	249
Total expenses excluding interest	3%	2,361	2,282	4%	687	661	4%	3,048	2,943
Income before taxes on income	59%	$2,274	$1,434	69%	$529	$313	60%	$2,803	$1,747

Net New Client Assets (in billions) (2)	(22)%	$31.2	$40.1	24%	$42.4	$34.1	(1)%	$73.6	$74.2

Six Months Ended June 30,
Net Revenues
Net interest revenue	26%	$4,402	$3,502	27%	$1,126	$889	26%	$5,528	$4,391
Asset management and administration fees	14%	2,258	1,976	12%	842	755	14%	3,100	2,731
Trading revenue	18%	1,657	1,405	7%	203	189	17%	1,860	1,594
Bank deposit account fees	48%	385	260	41%	107	76	46%	492	336
Other	22%	378	310	35%	92	68	24%	470	378
Total net revenues	22%	9,080	7,453	20%	2,370	1,977	21%	11,450	9,430
Expenses Excluding Interest
Compensation and benefits	7%	$2,476	$2,311	8%	$732	$677	7%	$3,208	$2,988
Professional services	11%	445	400	15%	115	100	12%	560	500
Occupancy and equipment	7%	427	399	3%	117	114	6%	544	513
Advertising and market development	2%	134	132	11%	70	63	5%	204	195
Communications	7%	233	218	1%	96	95	5%	329	313
Depreciation and amortization	(12)%	327	371	17%	105	90	(6)%	432	461
Amortization of acquired intangible assets	(10)%	210	234	92%	48	25	—	258	259
Regulatory fees and assessments	(22)%	132	170	(33)%	34	51	(25)%	166	221
Other	14%	411	362	10%	80	73	13%	491	435
Total expenses excluding interest	4%	4,795	$4,597	8%	1,397	$1,288	5%	6,192	5,885
Income before taxes on income	50%	$4,285	$2,856	41%	$973	$689	48%	$5,258	$3,545

Net New Client Assets (in billions) (2)	30%	$100.7	$77.7	24%	$105.3	$84.7	27%	$206.0	$162.4
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for the second quarter and six months ended June 30, 2025, and prior-year amounts have been recast to reflect this new basis of segmentation.
(2) In the second quarter and first six months of 2025, Investor Services includes net outflows of $6.7 billion and $12.0 billion, respectively, from off-platform brokered CDs issued by CSB. In the second quarter and first six months of 2024, Investor Services includes net inflows of $2.7 billion and net outflows of $4.7 billion, respectively, from off-platform brokered CDs issued by CSB. Also in the second quarter and first six months of 2024, Investor Services includes an inflow of $10.3 billion from a mutual fund clearing services client.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 25% for both segments, in the second quarter of 2025, and increased by 22% and 20%, respectively, in the first six months of 2025, compared to the same periods in 2024. Schwab’s net revenues increased similarly for both segments in the second quarter and first six months of 2025 compared to the same periods in 2024. Net interest revenue increased primarily due to continued paydowns of bank supplemental funding, lower average rates paid on funding sources, and growth of bank lending, partially offset by lower yields on interest-earning assets. Asset management and administration fees increased primarily as a result of higher balances in money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource®, and, additionally for Investor Services, managed investing solutions. Trading revenue increased primarily due to higher order flow revenue and commission revenue due primarily to higher volume, and, in the second quarter, higher principal transactions revenue. Bank deposit account fees increased primarily due to improved net yields partially offset by lower average BDA balances. Other revenue increased primarily due to higher industry fees and a recognized gain on an equity investment in the second quarter of 2025.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 3% and 4%, respectively, in the second quarter of 2025, and increased by 4% and 8%, respectively, in the first six months of 2025 compared to the same periods in 2024. Most expenses changed similarly in the two segments in the second quarter and first six months of 2025 compared to the same periods in 2024. Compensation and benefits expense increased primarily due to annual merit increases, higher incentive compensation, and higher employee-related costs. Professional services expense increased due to overall growth of business and increased utilization of technology and other professional services. Occupancy and equipment expense increased primarily due to higher technology equipment and software costs related to growth of the business and a property tax benefit reflected in the second quarter of 2024. Regulatory fees and assessments decreased for both segments during the second quarter and first six months of 2025 compared to the same periods in 2024, primarily due to lower FDIC fees. Additionally, during the first six months of 2025, regulatory fees and assessments decreased due to a $25 million incremental FDIC special assessment in the first quarter of 2024.

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

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities, and include derivative instruments. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans. We use both proprietary and independent third-party models to simulate net interest revenue sensitivity and related analyses. Fixed income analytical vendors provide term structure models, prepayment speed models for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments. The Company’s net interest revenue sensitivity analyses utilize gradual parallel increases/decreases in interest rates over a twelve-month period, though we also regularly simulate the effects of non-parallel shifts and instantaneous shifts of interest rates on net interest revenue.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table assumes a statically-sized balance sheet with simulated changes to net interest revenue over the next 12 months beginning June 30, 2025 and December 31, 2024 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	June 30, 2025	December 31, 2024
Increase of 200 basis points	7.8%	8.6%
Increase of 100 basis points	4.1%	4.6%
Increase of 50 basis points	2.2%	2.5%
Decrease of 50 basis points	(2.0)%	(2.3)%
Decrease of 100 basis points	(4.0)%	(4.6)%
Decrease of 200 basis points	(7.9)%	(9.3)%

The Company’s simulated incremental increases and decreases in market interest rates had a smaller impact on net interest revenue as of June 30, 2025 compared to December 31, 2024, primarily due to the use of cash flow hedges related to Schwab’s PALs beginning in the second quarter of 2025, and lower cash balances.

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

The following table presents the Company’s estimated effective durations, which reflect anticipated future payments, by category:

	June 30, 2025	June 30, 2024
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	2.1	2.4
AFS investment securities portfolio	2.5	2.3
AFS and HTM investment securities portfolio	4.0	3.9
Pledged asset lines (1)	0.1	—
Long-term debt CSC Senior Notes	3.1	3.6
Estimated effective duration, inclusive of derivatives (2):
Consolidated total assets	2.1	2.4
AFS investment securities portfolio	2.0	2.1
AFS and HTM investment securities portfolio	3.8	3.8
Pledged asset lines (1)	0.8	—
Long-term debt CSC Senior Notes	2.4	3.6
(1) The duration of PALs was less than 0.1 years at June 30, 2024.
(2) See Item 1 – Note 11 for additional discussion of the Company’s derivatives.

AFS and HTM securities comprised approximately 45% and 55% of the Company’s consolidated total assets as of June 30, 2025 and 2024, respectively. The estimated effective duration of the remaining balance sheet assets in aggregate was less than one year as of both June 30, 2025 and 2024.

Economic Value of Equity Simulation

Management also uses EVE simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities, and includes the impact of derivative instruments. While EVE does not have a direct accounting relationship, the measure aims to capture a theoretical value of assets and liabilities under a variety of interest rate environments. EVE is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical and certain

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

expected behaviors. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, behavior of non-maturity client cash held on the balance sheet, and pricing assumptions. We use both proprietary and independent third-party models to simulate EVE sensitivity and related analyses. We develop and maintain client credits and deposits run-off models internally based on historical experience and prevailing client cash realignment behaviors. We rely on third-party models for interest rate term structure modeling, prepayment speed modeling for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, and contractual maturities.

Schwab’s EVE profile is characterized by a more stable asset duration relative to liabilities in both higher and lower interest rate environments. Currently, the EVE exposure to rates increasing or decreasing in a similar magnitude shows that there is greater exposure to rates decreasing.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of June 30, 2025 and December 31, 2024, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

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

Funding Sources

Schwab’s primary source of funds is cash generated by client activity which includes bank deposits and cash balances in client brokerage accounts. These funds are used to purchase investment securities and extend loans to clients. Other sources of funds may include cash flows from operations, maturities and sales of investment securities, repayments on loans, securities lending of assets held in client brokerage accounts, FHLB borrowings, borrowings under repurchase agreements with external financial institutions and the Fixed Income Clearing Corporation (FICC), issuance of CDs, cash provided by securities issuances by CSC in the capital markets, and other facilities described below.

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities.

Our clients’ bank deposits and brokerage cash balances primarily originate from our 37.5 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of June 30, 2025. Our clients’ allocation of cash held on

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

The following table describes certain external debt facilities available at June 30, 2025:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$9,000	$67,255	(1)	July 2025 - October 2025	4.40%
Federal Reserve discount window	Banking subsidiaries	—	29,863	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	5,991	—	(2)	July 2025 - October 2025	4.45%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,692		N/A	—
Unsecured commercial paper	CSC	2,000	3,000	(3)	July 2025 - November 2025	4.52%
Secured uncommitted lines of credit with various external banks	CS&Co	500	—	(4)	July 2025	4.84%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of June 30, 2025. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 9 for additional information.
(2) Secured borrowing capacity is made available based on the banking subsidiaries’ or CSC’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 12 for additional information.
(3) Outstanding balance of unsecured commercial paper as of June 30, 2025 represents the gross par value before discount of $19 million.
(4) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of June 30, 2025, the Company had additional investment securities with a par value of approximately $104 billion, or a fair value of approximately $97 billion, available to be pledged to obtain additional capacity. Additional details regarding availability and use of these facilities is described below.

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

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity.

In addition, our banking subsidiaries are counterparties to the Standing Repo Facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

facility was not used during the first six months of 2025 and there were no amounts outstanding at June 30, 2025. CSC maintains standing bilateral repurchase agreements with external banks. Other than de minimis tests, these facilities were not used during the first six months of 2025 and there were no amounts outstanding under these facilities at June 30, 2025.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Ltd (Fitch) at June 30, 2025.

CSC also has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. CS&Co is also able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of June 30, 2025, liabilities for securities loaned totaled $17.6 billion and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheet. As of June 30, 2025, $13.4 billion of securities loaned had overnight and continuous remaining contractual maturities; $4.2 billion of securities loaned had contractual maturities of 18-95 days and had a weighted-average interest rate of 4.69%. See Item 1 – Note 12 for additional information on securities lending activities.

CSB issues brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of June 30, 2025:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$12,720	July 2025 - December 2025	4.32%

Cash Flow Activity

The Company’s cash and cash equivalents decreased $9.9 billion from year-end 2024 to $32.2 billion at June 30, 2025; cash and cash equivalents, including amounts restricted, decreased $9.9 billion from year-end 2024 to $55.6 billion at June 30, 2025. These decreases reflected a reduction of bank supplemental funding balances of $22.2 billion, maturities of long-term debt of $2.2 billion, the redemption of Series G preferred stock for $2.5 billion, and repurchases of common and nonvoting common stock for $1.8 billion. Bank deposits decreased during the first six months of 2025 by $26.1 billion, which reflected a decrease of $15.0 billion in brokered CDs and a $10.3 billion decrease in deposits swept from brokerage accounts due to typical seasonality, partially offset by client net equity selling during the second quarter. The Company reduced FHLB borrowings and other short-term borrowings by a net total of $5.2 billion. Partially offsetting the decrease in bank deposits and repayment of borrowings, net investing cash inflows from our AFS and HTM securities totaled $24.8 billion in the first six months of 2025, and net cash inflows from operations totaled $9.5 billion.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2024 Form 10-K for additional information. The Company was in compliance with the LCR rule at June 30, 2025, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	June 30, 2025	March 31, 2025
Total eligible HQLA	$54,707	$55,383
Net cash outflows	38,361	40,213
LCR	143%	138%

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at June 30, 2025, and the table below presents information about our average NSFR:

	Average for the Three Months Ended
	June 30, 2025	March 31, 2025
ASF	$198,858	$200,301
RSF	150,945	153,808
NSFR	132%	130%

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $20.2 billion and $22.4 billion at June 30, 2025 and December 31, 2024, respectively.

The following table provides information about our Senior Notes outstanding at June 30, 2025:

June 30, 2025	Par Outstanding	Maturity	Weighted Average Interest Rate (1)	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$20,119	2026 - 2034	3.66%	A2	A-	A
Ameritrade Holding Senior Notes	81	2027 - 2029	3.13%	A2	A-	—
(1) Weighted average interest rates presented here exclude the impact of derivatives. See Note 11 for information on the Company’s hedging of Senior Notes.

New Debt Issuances

There were no new debt issuances of senior unsecured obligations in the first six months of 2025.

Equity Issuances and Redemptions

There were no new issuances of preferred stock in the first six months of 2025.

On June 2, 2025, the Company redeemed all of the 24,580 outstanding shares of its fixed-rate reset non-cumulative perpetual preferred stock, Series G, and the corresponding 2,457,964 depositary shares. The depositary shares were redeemed at a redemption price of $1,000 per depositary share for a total of $2.5 billion.

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

Regulatory Capital Requirements

CSC and certain subsidiaries, including our banking and broker-dealer subsidiaries, are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2024 Form 10-K and in Item 1 – Note 17. As of June 30, 2025, CSC and our banking subsidiaries are considered well capitalized, and CS&Co is in compliance with its net capital requirements.

The following table details the capital ratios for CSC (consolidated) and CSB:

	June 30, 2025		December 31, 2024
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$49,451	$21,237	$48,375	$19,700
Less:
Preferred stock	6,763	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$42,688	$21,237	$39,184	$19,700
Less:
Goodwill, net of associated deferred tax liabilities	$11,725	$13	$11,746	$13
Other intangible assets, net of associated deferred tax liabilities	5,997	—	6,232	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	50	41	50	41
AOCI adjustment (1)	(12,588)	(10,931)	(14,839)	(12,938)
Common Equity Tier 1 Capital	$37,504	$32,114	$35,995	$32,584
Tier 1 Capital	$44,267	$32,114	$45,186	$32,584
Total Capital	44,297	32,137	45,218	32,606
Risk-Weighted Assets	113,697	76,495	113,648	78,134
Average Assets with regulatory adjustments	451,314	264,107	458,119	280,701
Total Leverage Exposure	454,452	266,352	461,200	282,629
Common Equity Tier 1 Capital/Risk-Weighted Assets	33.0%	42.0%	31.7%	41.7%
Tier 1 Capital/Risk-Weighted Assets	38.9%	42.0%	39.8%	41.7%
Total Capital/Risk-Weighted Assets	39.0%	42.0%	39.8%	41.7%
Tier 1 Leverage Ratio	9.8%	12.2%	9.9%	11.6%
Supplementary Leverage Ratio	9.7%	12.1%	9.8%	11.5%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio decreased to 9.8% at June 30, 2025 from 9.9% at both March 31, 2025 and year-end 2024. This decrease during the second quarter of 2025 was primarily due to the redemption of Series G preferred stock for $2.5 billion, partially offset by lower total Company assets and also the benefit of net income earned in the second quarter and first six months of 2025. Total balance sheet assets decreased $4.0 billion, or 1%, during the second quarter of 2025. CSB’s Tier 1 Leverage Ratio increased from 12.1% at March 31, 2025 and 11.6% at year-end 2024, ending the second quarter of 2025 at 12.2%, primarily as a result of lower total assets as well as net income during the second quarter and first six months of 2025.

As a supplemental measure of capital, the Company utilizes an adjusted Tier 1 Leverage Ratio, which is a non-GAAP financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company maintains a long-term operating objective for its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00%. As of June 30, 2025, our adjusted Tier 1 Leverage Ratio was 7.2% for CSC (consolidated) and 8.4% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results).

The Company continues to manage its capital as described above and in Part II – Item 7 – Capital Management of the 2024 Form 10-K. In evaluating returns of excess capital to stockholders, we will consider the amount of bank supplemental funding outstanding, and may choose to utilize the liquidity we would otherwise use for capital returns to repay outstanding bank supplemental funding balances.

Dividends

On January 29, 2025, the Board of Directors of the Company declared a two cent, or 8%, increase in the quarterly cash dividend to $.27 per common share.

Cash dividends paid and per share amounts for the first six months of 2025 and 2024 are as follows:

	2025		2024
Six Months Ended June 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock (1)	$985	$.54	$919	$.50
Preferred Stock:
Series D (2)	22	29.76	22	29.76
Series F (3)	12	2,500.00	12	2,500.00
Series G (4)	66	2,687.50	66	2,687.50
Series H (2)	45	2,000.00	45	2,000.00
Series I (2)	41	2,000.00	41	2,000.00
Series J (2)	13	22.26	13	22.26
Series K (2)	19	2,500.00	19	2,500.00
(1) The Company had no nonvoting common stock outstanding as of the record date for the Company’s 2025 dividends and accordingly, no dividends were paid on nonvoting common stock during the six months ended June 30, 2025.
(2) Dividends paid quarterly.
(3) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(4) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.

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

Concurrent with the completion of the secondary offering, and pursuant to a repurchase agreement dated February 9, 2025, the Company repurchased directly from TD Group US Holdings LLC its remaining 19.2 million shares of nonvoting common stock at a price of $77.982 per share for an aggregate repurchase amount of $1.5 billion, which settled on February 12, 2025. The shares of nonvoting common stock automatically converted into common stock upon repurchase and are now held in treasury stock, reducing the number of shares outstanding. These shares were purchased under CSC’s share repurchase authorization.

Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC and the Company has no remaining nonvoting common stock outstanding.

CSC repurchased an additional 3.9 million shares of its common stock for $351 million during the three months ended June 30, 2025. These shares were purchased under CSC’s $15.0 billion share repurchase authorization and as of June 30, 2025, approximately $6.9 billion remained on the authorization. On July 24, 2025, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization and replaced it with a new authorization to repurchase up to $20.0 billion of common stock. The new share repurchase authorization does not have an expiration date.

There were no repurchases of CSC’s common stock during the three and six months ended June 30, 2024.

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

See Item 1 – Note 14 for additional information.

OTHER

Foreign Exposure
At June 30, 2025, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries, as well as agencies of foreign governments. At June 30, 2025, the fair value of these holdings totaled $17.7 billion, with the top three exposures being to issuers and counterparties domiciled in France at $9.5 billion, the United Kingdom at $5.9 billion, and Japan at $600 million. At December 31, 2024, the fair value of these holdings totaled $10.6 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $2.1 billion, and Canada at $889 million. In addition, Schwab had outstanding margin loans to foreign residents of $3.6 billion and $3.5 billion at June 30, 2025 and December 31, 2024, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2024 Form 10-K. There have been no changes to critical accounting estimates during the first six months of 2025.

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

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total expenses excluding interest (GAAP)	$3,048	$2,943	$6,192	$5,885
Amortization of acquired intangible assets	(128)	(129)	(258)	(259)
Acquisition and integration-related costs (1)	—	(36)	—	(74)
Restructuring costs (2)	—	(10)	—	18
Adjusted total expenses (non-GAAP)	$2,920	$2,768	$5,934	$5,570
(1) There were no acquisition and integration-related costs for the three and six months ended June 30, 2025. Acquisition and integration-related costs for the three and six months ended June 30, 2024 primarily consist of $18 million and $35 million of compensation and benefits, $12 million and $29 million of professional services, and $5 million of depreciation and amortization.
(2) There were no restructuring costs for the three and six months ended June 30, 2025. Restructuring costs for the three and six months ended June 30, 2024 reflect a benefit due to a change in estimate of $3 million and $34 million in compensation and benefits, offset by $1 million and $3 million of occupancy and equipment expense and $12 million and $13 million of other expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$1,977	$1.08	$1,211	$.66	$3,773	$2.07	$2,462	$1.34
Amortization of acquired intangible assets	128.07		129.07		258.14		259.14
Acquisition and integration-related costs	—	—	36.02		—	—	74.04
Restructuring costs	—	—	10.01		—	—	(18)	(.01)
Income tax effects (1)	(32)	(.01)	(42)	(.03)	(63)	(.04)	(75)	(.04)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$2,073	$1.14	$1,344	$.73	$3,968	$2.17	$2,702	$1.47
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Return on average common stockholders’ equity (GAAP)	19%	14%	18%	15%
Average common stockholders’ equity	$41,504	$33,991	$40,936	$33,264
Less: Average goodwill	(11,951)	(11,951)	(11,951)	(11,951)
Less: Average acquired intangible assets — net	(7,551)	(8,067)	(7,615)	(8,132)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,710	1,747	1,716	1,753
Average tangible common equity	$23,712	$15,720	$23,086	$14,934
Adjusted net income available to common stockholders (1)	$2,073	$1,344	$3,968	$2,702
Return on tangible common equity (non-GAAP)	35%	34%	34%	36%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	June 30, 2025		December 31, 2024
	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	9.8%	12.2%	9.9%	11.6%
Tier 1 Capital	$44,267	$32,114	$45,186	$32,584
Plus: AOCI adjustment	(12,589)	(10,932)	(14,839)	(12,938)
Adjusted Tier 1 Capital	31,678	21,182	30,347	19,646
Average assets with regulatory adjustments	451,314	264,107	458,119	280,701
Plus: AOCI adjustment	(13,231)	(11,623)	(14,831)	(13,037)
Adjusted average assets with regulatory adjustments	$438,083	$252,484	$443,288	$267,664
Adjusted Tier 1 Leverage Ratio (non-GAAP)	7.2%	8.4%	6.8%	7.3%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenues
Interest revenue	$3,787	$3,817	$7,544	$7,758
Interest expense	(965)	(1,659)	(2,016)	(3,367)
Net interest revenue	2,822	2,158	5,528	4,391
Asset management and administration fees	1,570	1,383	3,100	2,731
Trading revenue	952	777	1,860	1,594
Bank deposit account fees	247	153	492	336
Other	260	219	470	378
Total net revenues	5,851	4,690	11,450	9,430
Expenses Excluding Interest
Compensation and benefits	1,536	1,450	3,208	2,988
Professional services	291	259	560	500
Occupancy and equipment	270	248	544	513
Advertising and market development	108	107	204	195
Communications	176	172	329	313
Depreciation and amortization	215	233	432	461
Amortization of acquired intangible assets	128	129	258	259
Regulatory fees and assessments	77	96	166	221
Other	247	249	491	435
Total expenses excluding interest	3,048	2,943	6,192	5,885
Income before taxes on income	2,803	1,747	5,258	3,545
Taxes on income	677	415	1,223	851
Net Income	2,126	1,332	4,035	2,694
Preferred stock dividends and other	149	121	262	232
Net Income Available to Common Stockholders	$1,977	$1,211	$3,773	$2,462
Weighted-Average Common Shares Outstanding:
Basic	1,817	1,828	1,819	1,827
Diluted	1,822	1,834	1,825	1,832
Earnings Per Common Shares Outstanding (1):
Basic	$1.09	$.66	$2.07	$1.35
Diluted	$1.08	$.66	$2.07	$1.34
(1) For additional information on earnings per common shares outstanding for both voting and nonvoting common stock, see Note 16.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,126	$1,332	$4,035	$2,694
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	617	234	1,678	373
Other reclassifications included in other revenue	30	10	40	20
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	561	583	1,099	1,147
Change in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss)	(15)	—	(15)	—
Reclassifications included in interest revenue	17	—	17	—
Other	5	(2)	6	(10)
Other comprehensive income (loss), before tax	1,215	825	2,825	1,530
Income tax effect	(185)	(185)	(568)	(335)
Other comprehensive income (loss), net of tax	1,030	640	2,257	1,195
Comprehensive Income (Loss)	$3,156	$1,972	$6,292	$3,889

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$32,195	$42,083
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $19,557 and $10,075 at June 30, 2025 and December 31, 2024, respectively)	45,568	38,221
Receivables from brokers, dealers, and clearing organizations	4,304	2,440
Receivables from brokerage clients — net	82,785	85,374
Available for sale securities (amortized cost of $72,604 and $89,704 at June 30, 2025 and December 31, 2024, respectively; including assets pledged of $225 and $378, respectively)	67,612	82,994
Held to maturity securities (including assets pledged of $5,160 and $5,920 at June 30, 2025 and December 31, 2024, respectively)	139,684	146,453
Bank loans — net	50,405	45,215
Equipment, office facilities, and property — net	3,197	3,338
Goodwill	11,951	11,951
Acquired intangible assets — net	7,487	7,743
Other assets	13,748	14,031
Total assets	$458,936	$479,843
Liabilities and Stockholders’ Equity
Bank deposits	$233,058	$259,121
Payables to brokers, dealers, and clearing organizations	18,584	13,336
Payables to brokerage clients	109,355	101,559
Accrued expenses and other liabilities	10,808	12,325
Other short-term borrowings	8,472	5,999
Federal Home Loan Bank borrowings	9,000	16,700
Long-term debt	20,208	22,428
Total liabilities	409,485	431,468
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $6,871 and $9,329 at June 30, 2025 and December 31, 2024, respectively	6,763	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,074,188,875 and 2,023,295,180 shares issued at June 30, 2025 and December 31, 2024, respectively	21	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; no shares issued at June 30, 2025 and 50,893,695 shares issued at December 31, 2024	—	1
Additional paid-in capital	27,813	27,639
Retained earnings	40,374	37,568
Treasury stock, at cost — 259,743,035 and 242,977,194 shares at June 30, 2025 and December 31, 2024, respectively	(12,929)	(11,196)
Accumulated other comprehensive income (loss)	(12,591)	(14,848)
Total stockholders’ equity	49,451	48,375
Total liabilities and stockholders’ equity	$458,936	$479,843

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at March 31, 2024	$9,191	2,023	$20	51	$1	$27,358	$34,701	$(11,283)	$(17,576)	$42,412
Net income	—	—	—	—	—	—	1,332	—	—	1,332
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	640	640
Dividends declared on preferred stock	—	—	—	—	—	—	(115)	—	—	(115)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(460)	—	—	(460)
Stock option exercises and other	—	—	—	—	—	4	—	17	—	21
Share-based compensation	—	—	—	—	—	65	—	—	—	65
Other	—	—	—	—	—	43	—	15	—	58
Balance at June 30, 2024	$9,191	2,023	$20	51	$1	$27,470	$35,458	$(11,251)	$(16,936)	$43,953

Balance at March 31, 2025	$9,191	2,074	$21	—	$—	$27,664	$38,882	$(12,626)	$(13,621)	$49,511
Net income	—	—	—	—	—	—	2,126	—	—	2,126
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,030	1,030
Redemption of preferred stock	(2,428)	—	—	—	—	—	(30)	—	—	(2,458)
Dividends declared on preferred stock	—	—	—	—	—	—	(115)	—	—	(115)
Dividends declared on common stock — $.27 per share	—	—	—	—	—	—	(493)	—	—	(493)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(353)	—	(353)
Stock option exercises and other	—	—	—	—	—	34	—	36	—	70
Share-based compensation	—	—	—	—	—	65	—	—	—	65
Other	—	—	—	—	—	50	4	14	—	68
Balance at June 30, 2025	$6,763	2,074	$21	—	$—	$27,813	$40,374	$(12,929)	$(12,591)	$49,451

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	2,694	—	—	2,694
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,195	1,195
Dividends declared on preferred stock	—	—	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock — $.50 per share	—	—	—	—	—	—	(919)	—	—	(919)
Stock option exercises and other	—	—	—	—	—	(116)	—	159	—	43
Share-based compensation	—	—	—	—	—	190	—	—	—	190
Other	—	—	—	—	—	66	—	(56)	—	10
Balance at June 30, 2024	$9,191	2,023	$20	51	$1	$27,470	$35,458	$(11,251)	$(16,936)	$43,953

Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375
Net income	—	—	—	—	—	—	4,035	—	—	4,035
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,257	2,257
Redemption of preferred stock	(2,428)	—	—	—	—	—	(30)	—	—	(2,458)
Dividends declared on preferred stock	—	—	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock — $.54 per share	—	—	—	—	—	—	(985)	—	—	(985)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(353)	—	(353)
Repurchase of nonvoting common stock, inclusive of tax	—	19	—	(19)	—	—	—	(1,512)	—	(1,512)
Conversion of nonvoting common stock to common stock	—	32	1	(32)	(1)	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(89)	—	198	—	109
Share-based compensation	—	—	—	—	—	181	—	—	—	181
Other	—	—	—	—	—	82	4	(66)	—	20
Balance at June 30, 2025	$6,763	2,074	$21	—	$—	$27,813	$40,374	$(12,929)	$(12,591)	$49,451

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$4,035	$2,694
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	198	202
Depreciation and amortization	432	461
Amortization of acquired intangible assets	258	259
Provision (benefit) for deferred income taxes	(40)	(109)
Premium amortization, net, on available for sale and held to maturity securities	351	416
Other	319	238
Net change in:
Investments segregated and on deposit for regulatory purposes	(7,403)	728
Receivables from brokers, dealers, and clearing organizations	(1,855)	78
Receivables from brokerage clients	2,551	(4,188)
Other assets	(665)	613
Payables to brokers, dealers, and clearing organizations	5,247	(798)
Payables to brokerage clients	7,796	(4,820)
Accrued expenses and other liabilities	(1,688)	(1,375)
Net cash provided by (used for) operating activities	9,536	(5,601)
Cash Flows from Investing Activities
Purchases of available for sale securities	(1,887)	(1,258)
Proceeds from sales of available for sale securities	4,205	2,043
Principal payments on available for sale securities	14,893	13,344
Purchases of held to maturity securities	(429)	—
Principal payments on held to maturity securities	8,047	7,135
Net change in bank loans	(5,230)	(1,755)
Purchases of equipment, office facilities, and property	(245)	(238)
Purchases of FHLB stock	(317)	(474)
Proceeds from sales of FHLB stock	644	620
Purchases of Federal Reserve stock	(9)	(107)
Proceeds from sales of Federal Reserve stock	4	—
Other investing activities	(130)	(129)
Net cash provided by (used for) investing activities	19,546	19,181
Cash Flows from Financing Activities
Net change in bank deposits	(26,063)	(37,533)
Proceeds from FHLB borrowings	8,000	12,201
Repayments of FHLB borrowings	(15,700)	(14,201)
Proceeds from other short-term borrowings	20,359	10,866
Repayments of other short-term borrowings	(17,906)	(7,423)
Repayments of long-term debt	(2,237)	(3,670)
Redemption of preferred stock	(2,458)	—
Repurchases of common stock and nonvoting common stock	(1,833)	—
Dividends paid	(1,203)	(1,137)
Proceeds from stock options exercised	109	43
Other financing activities	(95)	(84)
Net cash provided by (used for) financing activities	(39,027)	(40,938)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(9,945)	(27,358)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	65,514	74,473
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$55,569	$47,115

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Six Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$47	$(24)
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$17	$—
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$2,497	$3,568
Income taxes	$818	$1,067
Amounts included in the measurement of lease liabilities	$127	$125
Leased assets obtained in exchange for new operating lease liabilities	$55	$110

	June 30, 2025	June 30, 2024
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$32,195	$25,350
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	23,374	21,765
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$55,569	$47,115
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

The significant accounting policies are included in Item 8 – Note 2 in the 2024 Form 10-K. There have been no significant changes to these accounting policies during the first six months of 2025.

2.    New Accounting Standards

Adoption of New Accounting Standards

Standard	Description	Date of Adoption	Effects on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest revenue
Cash and cash equivalents	$305	$382	$633	$836
Cash and investments segregated	506	281	918	669
Receivables from brokerage clients	1,332	1,351	2,714	2,611
Available for sale securities	405	555	838	1,149
Held to maturity securities	602	658	1,224	1,348
Bank loans	518	460	1,011	900
Securities lending revenue	96	95	156	171
Other interest revenue	23	35	50	74
Interest revenue	3,787	3,817	7,544	7,758
Bank deposits	(326)	(840)	(762)	(1,761)
Payables to brokers, dealers, and clearing organizations (1)	(167)	(57)	(304)	(112)
Payables to brokerage clients	(69)	(77)	(120)	(150)
Other short-term borrowings	(87)	(129)	(169)	(232)
Federal Home Loan Bank borrowings	(110)	(348)	(243)	(678)
Long-term debt	(206)	(208)	(418)	(432)
Other interest expense	—	—	—	(2)
Interest expense	(965)	(1,659)	(2,016)	(3,367)
Net interest revenue	2,822	2,158	5,528	4,391
Asset management and administration fees
Mutual funds, ETFs, and CTFs	884	785	1,749	1,543
Managed investing solutions	589	510	1,158	1,013
Other	97	88	193	175
Asset management and administration fees	1,570	1,383	3,100	2,731
Trading revenue
Commissions	431	383	862	796
Order flow revenue	466	357	909	709
Principal transactions	55	37	89	89
Trading revenue	952	777	1,860	1,594
Bank deposit account fees	247	153	492	336
Other	260	219	470	378
Total net revenues	$5,851	$4,690	$11,450	$9,430
(1) Beginning in the fourth quarter of 2024, this line item includes interest expense related to securities loaned. Prior period amounts have been reclassified to reflect this change. See Note 1 for additional information.

For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances: Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $754 million and $694 million at June 30, 2025 and December 31, 2024, respectively.

The Company had net contract assets of $205 million and $216 million at June 30, 2025 and December 31, 2024, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 10.

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

4.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are detailed below:

	June 30, 2025	December 31, 2024
Receivables
Receivables from clearing organizations	$2,602	$1,670
Securities borrowed	1,620	695
Receivables for securities failed to deliver	50	40
Other receivables from broker-dealers	32	35
Receivables from brokers, dealers, and clearing organizations	$4,304	$2,440
Payables
Deposits for securities loaned	$17,638	$13,068
Other payables to broker-dealers	627	37
Payables for securities failed to receive	175	104
Payables to clearing organizations	144	127
Payables to brokers, dealers, and clearing organizations	$18,584	$13,336

See Note 12 for additional information regarding securities lending and borrowing activities.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$50,282	$—	$3,992	$46,290
U.S. Treasury securities	9,674	1	284	9,391
Corporate debt securities (1)	6,717	—	476	6,241
Asset-backed securities (2)	4,852	1	179	4,674
U.S. state and municipal securities	599	—	42	557
Foreign government agency securities	329	—	—	329
Non-agency commercial mortgage-backed securities	121	—	10	111
Other	21	—	2	19
Unallocated portfolio layer method fair value basis adjustments (3)	9	—	9	—
Total available for sale securities	$72,604	$2	$4,994	$67,612
Held to maturity securities
U.S. agency mortgage-backed securities	$139,684	$1,442	$11,125	$130,001
Total held to maturity securities	$139,684	$1,442	$11,125	$130,001

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$57,262	$—	$5,429	$51,833
U.S. Treasury securities	14,939	1	471	14,469
Corporate debt securities (1)	10,166	—	587	9,579
Asset-backed securities (2)	6,106	—	196	5,910
U.S. state and municipal securities	603	—	54	549
Foreign government agency securities	533	—	6	527
Non-agency commercial mortgage-backed securities	121	—	12	109
Other	21	—	3	18
Unallocated portfolio layer method fair value basis adjustments (3)	(47)	—	(47)	—
Total available for sale securities	$89,704	$1	$6,711	$82,994
Held to maturity securities
U.S. agency mortgage-backed securities	$146,453	$146	$13,994	$132,605
Total held to maturity securities	$146,453	$146	$13,994	$132,605
(1) As of June 30, 2025 and December 31, 2024, approximately 26% and 35%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry. Approximately 21% and 16% of the holdings of these securities were issued by institutions in the information technology industry as of June 30, 2025 and December 31, 2024, respectively. Approximately 20% and 18% of the holdings of these securities were issued by companies in the consumer staples industry as of June 30, 2025 and December 31, 2024, respectively.
(2) Approximately 74% and 62% of asset-backed securities held as of June 30, 2025 and December 31, 2024, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 19% and 25% of the asset-backed securities held as of June 30, 2025 and December 31, 2024, respectively.
(3) This represents the amount of portfolio layer method (PLM) fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 11 for more information on PLM hedge accounting.

At June 30, 2025, our banking subsidiaries had pledged investment securities with a fair value of $61.3 billion (collateral value of $56.9 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 9). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $31.1 billion (collateral value of $29.9 billion) as collateral for this facility at June 30, 2025. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.7 billion at June 30, 2025.

At June 30, 2025, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions and the FICC. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
amortized cost of $6.2 billion, of which $5.2 billion may be sold, repledged, or otherwise used by the counterparties. See Notes 9 and 12 for additional information on these repurchase agreements.

At June 30, 2025, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $225 million as initial margin on interest rate swaps (see Notes 11 and 12). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities (1)	$1	$—	$46,254	$3,992	$46,255	$3,992
U.S. Treasury securities	2,024	1	6,994	283	9,018	284
Corporate debt securities	—	—	6,241	476	6,241	476
Asset-backed securities	119	1	4,324	178	4,443	179
U.S. state and municipal securities	27	3	530	39	557	42
Non-agency commercial mortgage-backed securities	—	—	111	10	111	10
Other	—	—	19	2	19	2
Total (2)	$2,171	$5	$64,473	$4,980	$66,644	$4,985

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$—	$—	$51,833	$5,429	$51,833	$5,429
U.S. Treasury securities (1)	243	—	12,727	471	12,970	471
Corporate debt securities	—	—	9,579	587	9,579	587
Asset-backed securities (1)	12	—	5,888	196	5,900	196
U.S. state and municipal securities	—	—	549	54	549	54
Foreign government agency securities	—	—	527	6	527	6
Non-agency commercial mortgage-backed securities	—	—	109	12	109	12
Other	—	—	18	3	18	3
Total (2)	$255	$—	$81,230	$6,758	$81,485	$6,758
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $9 million and $(47) million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2024 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the six months ended June 30, 2025 and the year ended December 31, 2024. None of the Company’s AFS securities held as of June 30, 2025 and December 31, 2024 had an allowance for credit losses. All HTM securities as of June 30, 2025 and December 31, 2024 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $388 million and $455 million of accrued interest for AFS and HTM securities as of June 30, 2025 and December 31, 2024, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the six months ended June 30, 2025, or for the year ended December 31, 2024.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at June 30, 2025:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.5
AFS and HTM investment securities portfolio	4.0
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	2.0
AFS and HTM investment securities portfolio	3.8
(1) See Note 11 for additional discussion of the Company’s derivatives.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM investment securities are as follows:

June 30, 2025	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$348	$8,449	$10,857	$26,636	$46,290
U.S. Treasury securities	4,811	4,580	—	—	9,391
Corporate debt securities	1,531	3,589	1,121	—	6,241
Asset-backed securities	135	490	953	3,096	4,674
U.S. state and municipal securities	2	221	324	10	557
Foreign government agency securities	329	—	—	—	329
Non-agency commercial mortgage-backed securities	—	—	—	111	111
Other	—	—	—	19	19
Total fair value	$7,156	$17,329	$13,255	$29,872	$67,612
Total amortized cost (1)	$7,226	$18,351	$14,338	$32,680	$72,595
Held to maturity securities
U.S. agency mortgage-backed securities	$390	$16,952	$28,376	$84,283	$130,001
Total fair value	$390	$16,952	$28,376	$84,283	$130,001
Total amortized cost	$394	$17,507	$29,655	$92,128	$139,684
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $9 million at June 30, 2025.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Proceeds	$2,584	$854	$4,205	$2,043
Gross realized gains	—	—	—	—
Gross realized losses	30	10	40	20

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

June 30, 2025	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$28,470	$32	$7	$33	$72	$28,542	$15	$28,527
HELOCs (1,2)	420	1	—	2	3	423	1	422
Total residential real estate	28,890	33	7	35	75	28,965	16	28,949
Pledged asset lines	21,006	30	1	1	32	21,038	—	21,038
Other	423	—	—	1	1	424	6	418
Total bank loans	$50,319	$63	$8	$37	$108	$50,427	$22	$50,405

December 31, 2024
Residential real estate:
First Mortgages (1,2)	$27,321	$37	$6	$25	$68	$27,389	$14	$27,375
HELOCs (1,2)	421	—	—	3	3	424	1	423
Total residential real estate	27,742	37	6	28	71	27,813	15	27,798
Pledged asset lines	17,010	8	—	6	14	17,024	—	17,024
Other	398	—	—	1	1	399	6	393
Total bank loans	$45,150	$45	$6	$35	$86	$45,236	$21	$45,215
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $120 million and $112 million at June 30, 2025 and December 31, 2024, respectively.
(2) At both June 30, 2025 and December 31, 2024, 42% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2025 or December 31, 2024.

At June 30, 2025, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at March 31, 2024	$27	$1	$28	$—	$4	$32
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(13)	—	(13)	—	1	(12)
Balance at June 30, 2024	$14	$1	$15	$—	$5	$20

Balance at March 31, 2025	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at June 30, 2025	$15	$1	$16	$—	$6	$22

Balance at December 31, 2023	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(18)	(1)	(19)	—	1	(18)
Balance at June 30, 2024	$14	$1	$15	$—	$5	$20

Balance at December 31, 2024	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at June 30, 2025	$15	$1	$16	$—	$6	$22

Consistent with Schwab’s loan charge-off policy for PALs as disclosed in Item 8 – Note 2 of the 2024 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of June 30, 2025, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of June 30, 2025 and December 31, 2024, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy saw steady hiring and a modest inflation gain at the end of the second quarter of 2025, but continued to face tight monetary policy and geopolitical unrest amid a backdrop of elevated uncertainty relating to economic impacts of emerging trade policy. Management’s macroeconomic outlook reflects sustained current benchmark lending rates, with a softening labor market and modest home price appreciation. Though higher mortgage rates are easing demand and reducing borrower affordability, we expect constrained housing supply to keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain very strong. As a result of these factors, we held projected loss rates constant at June 30, 2025, as compared to December 31, 2024.

Bank loan-related nonperforming assets consisted of nonaccrual loans of $37 million and $35 million at June 30, 2025 and December 31, 2024, respectively. Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02, “Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. At both June 30, 2025 and December 31, 2024, loan modifications to borrowers experiencing financial difficulty were not material.

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

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	pre-2021	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$3	$1	$1	$6	$—	$—	$—
620 – 679	16	23	4	25	29	24	121	—	1	1
680 – 739	215	332	234	695	1,056	533	3,065	49	27	76
≥740	2,305	2,916	1,744	4,737	9,456	4,192	25,350	248	98	346
Total	$2,536	$3,272	$1,982	$5,460	$10,542	$4,750	$28,542	$297	$126	$423
Origination LTV
≤70%	$1,714	$2,248	$1,337	$4,057	$9,158	$3,886	$22,400	$279	$88	$367
>70% – ≤90%	822	1,024	645	1,403	1,384	863	6,141	18	37	55
>90% – ≤100%	—	—	—	—	—	1	1	—	1	1
Total	$2,536	$3,272	$1,982	$5,460	$10,542	$4,750	$28,542	$297	$126	$423
Updated FICO
<620	$1	$1	$5	$20	$20	$23	$70	$2	$4	$6
620 – 679	23	37	26	70	97	64	317	6	5	11
680 – 739	231	271	183	503	807	401	2,396	49	23	72
≥740	2,281	2,963	1,768	4,867	9,618	4,262	25,759	240	94	334
Total	$2,536	$3,272	$1,982	$5,460	$10,542	$4,750	$28,542	$297	$126	$423
Estimated Current LTV (1)
≤70%	$1,704	$2,357	$1,658	$4,942	$10,442	$4,735	$25,838	$294	$126	$420
>70% – ≤90%	831	915	324	508	99	13	2,690	3	—	3
>90% – ≤100%	1	—	—	10	1	2	14	—	—	—
Total	$2,536	$3,272	$1,982	$5,460	$10,542	$4,750	$28,542	$297	$126	$423
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.05%	0.22%	0.09%	0.09%	0.26%	0.12%	0.11%	1.72%	0.47%
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

At June 30, 2025, $24.2 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 25% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 76% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At June 30, 2025 and December 31, 2024, Schwab had $193 million and $171 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

June 30, 2025	Balance
Converted to an amortizing loan by period end (1)	$126
Within 1 year	15
> 1 year – 3 years	38
> 3 years – 5 years	41
> 5 years	203
Total	$423
(1) Includes $5 million and $9 million of HELOCs converted to amortizing loans during the three and six months ended June 30, 2025, respectively.

At June 30, 2025, $332 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At June 30, 2025, the borrowers on approximately 62% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of June 30, 2025 and December 31, 2024, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended June 30, 2025 and 2024, CSB recorded amortization of $47 million and $38 million, respectively, and recognized tax credits and other tax benefits of $65 million and $49 million, respectively, associated with these investments. During the six months ended June 30, 2025 and 2024, CSB recorded amortization of $94 million and $80 million, respectively, and recognized tax credits and other tax benefits of $126 million and $102 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	June 30, 2025			December 31, 2024
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$1,845	$991	$1,845	$1,729	$947	$1,729
Other investments (2)	249	—	343	224	—	340
Total	$2,094	$991	$2,188	$1,953	$947	$2,069
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2025 and 2028. During the six months ended June 30, 2025 and year ended December 31, 2024, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	June 30, 2025	December 31, 2024
Interest-bearing deposits:
Deposits swept from brokerage accounts	$200,291	$210,575
Checking	15,079	15,593
Time certificates of deposit (1)	12,720	27,701
Savings and other	3,678	4,015
Total interest-bearing deposits	231,768	257,884
Non-interest-bearing deposits	1,290	1,237
Total bank deposits	$233,058	$259,121
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at June 30, 2025 and December 31, 2024 were 4.32% and 4.90%, respectively. As of June 30, 2025 and December 31, 2024, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at June 30, 2025 mature between July 2025 and December 2025.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of June 30, 2025 and December 31, 2024:

	Date of Issuance	Principal Amount Outstanding
		June 30, 2025	December 31, 2024
CSC Fixed-rate Senior Notes:
3.000% due March 10, 2025	03/10/15	$—	$375
4.200% due March 24, 2025	03/24/20	—	600
3.625% due April 1, 2025	09/24/21	—	418
3.850% due May 21, 2025	05/22/18	—	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	1,200
6.196% due November 17, 2029 (2)	11/17/23	1,300	1,300
5.853% due May 19, 2034 (3)	05/19/23	1,300	1,300
6.136% due August 24, 2034 (4)	08/24/23	1,350	1,350
Total CSC Senior Notes		20,119	22,262
Ameritrade Holding Fixed-rate Senior Notes:
3.625% due April 1, 2025	10/22/14	—	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding Senior Notes		81	163
Finance lease liabilities		37	49
Unamortized premium — net		42	54
Debt issuance costs		(80)	(93)
Fair value hedging basis adjustments (5)		9	(7)
Total long-term debt		$20,208	$22,428
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at June 30, 2025 are as follows:

Maturities
2025	$12
2026	4,112
2027	3,463
2028	1,950
2029	4,200
Thereafter	6,500
Total maturities	20,237
Unamortized premium — net	42
Debt issuance costs	(80)
Fair value hedging basis adjustments (1)	9
Total long-term debt	$20,208
(1) This represents the amount of fair value hedge basis adjustments related to long-term debt hedged. See Note 11 for more information on hedging of long-term debt.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $9.0 billion and $16.7 billion outstanding under these facilities as of June 30, 2025 and December 31, 2024, respectively, and these borrowings had a weighted-average interest rate of 4.40% and 5.11%, respectively. As of June 30, 2025 and December 31, 2024, the collateral pledged provided additional borrowing capacity of $67.3 billion and $59.8 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at June 30, 2025 and December 31, 2024 were $8.5 billion and $6.0 billion, respectively, and had a weighted-average interest rate of 4.49% and 5.21%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $6.0 billion and $5.5 billion outstanding pursuant to such repurchase agreements at June 30, 2025 and December 31, 2024, respectively. Repurchase agreements outstanding at June 30, 2025 mature between July 2025 and October 2025.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of June 30, 2025 and December 31, 2024, our collateral pledged provided total borrowing capacity of $29.9 billion and $30.5 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There was $2.0 billion gross par value before discount of $19 million outstanding at June 30, 2025, and no amounts outstanding at December 31, 2024. CSC and CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.7 billion; no amounts were outstanding as of June 30, 2025 or December 31, 2024.

CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $500 million outstanding at June 30, 2025 and December 31, 2024.

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at June 30, 2025 are as follows:

2025
FHLB borrowings	$9,000
Other short-term borrowings	8,472
Total	$17,472

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Commitments and Contingencies

Loan portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $1.7 billion and $851 million during the second quarter of 2025 and 2024, respectively, and $2.7 billion and $1.5 billion during the first six months of 2025 and 2024, respectively. CSB purchased HELOCs with commitments of $79 million and $47 million during the second quarter of 2025 and 2024, respectively, and $129 million and $83 million during the first six months of 2025 and 2024, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	June 30, 2025	December 31, 2024
Commitments to extend credit related to unused HELOCs and other lines of credit	$1,840	$1,895
Commitments to purchase First Mortgage loans	959	511
Total	$2,799	$2,406

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

IDA agreement: The 2023 IDA agreement with the TD Depository Institutions specifies responsibilities, including certain contingent obligations, of the Company. Pursuant to the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions with respect to the deposit accounts for which Schwab receives an aggregate monthly fee. Under the 2023 IDA agreement, the service fee on client cash deposits held at the TD Depository Institutions is 15 basis points. The Company’s ability to migrate these balances to its balance sheet is dependent on multiple factors including having sufficient capital levels to sustain these incremental deposits and certain binding limitations specified in the 2023 IDA agreement. During the first six months of 2025, Schwab did not move insured deposit account balances (IDA balances) to its balance sheet.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
As of June 30, 2025, the total ending IDA balance was $82.2 billion, of which $63.7 billion was fixed-rate obligation amounts and $18.5 billion was floating-rate obligation amounts. As of December 31, 2024, the total ending IDA balance was $87.6 billion, of which $66.6 billion was fixed-rate obligation amounts and $21.0 billion was floating-rate obligation amounts.

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

11.    Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company utilizes derivative instruments to manage interest rate risk exposures that arise from business activities related to changes in fair values or the receipt and payment of future known and uncertain cash amounts due to changes in interest rates. The Company uses derivative instruments to manage changes in the fair values of, as well as changes in the amounts and/or timing of known or expected cash receipts and payments related to, our AFS investment portfolio, PALs, and Senior Notes.

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $32.6 billion and $30.9 billion at June 30, 2025 and December 31, 2024, respectively, that were designated as fair value hedges of interest rate risk. The notional amount is the basis upon which the pay-fixed/receive-float and receive-fixed/pay-float payments are determined; however, the amount is not exchanged.

Cash Flow Hedges of Interest Rate Risk

Beginning in the second quarter of 2025, the Company uses cleared interest rate swaps designated as cash flows hedges as part of its interest rate risk management strategy to add stability to interest revenue and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a CCP in exchange for the Company’s floating-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the variable cash flows associated with Schwab’s PALs.

The Company had outstanding interest rate swaps with aggregate notional amounts of $10.0 billion at June 30, 2025 that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$—	$1	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative assets as of June 30, 2025 and derivative assets and liabilities as of December 31, 2024 were less than $500 thousand.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of June 30, 2025, there was a $28 million reduction of derivative assets and a $130 million reduction of derivative liabilities related to variation margin settlements. As of December 31, 2024, there was a $295 million reduction of derivative assets and a $10 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts are included on the condensed consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Line item in which the hedged item is included:
Available for sale securities (1,2)	$14,027	$15,686	$115	$(292)
Long-term debt	$(18,741)	$(14,908)	$(9)	$7
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.7 billion and $2.5 billion, respectively, of which $2.1 billion and $2.0 billion was designated in a portfolio layer hedging relationship at June 30, 2025 and December 31, 2024, respectively. The cumulative basis adjustments associated with these hedging relationships were an increase of $9 million and a reduction of $47 million of the amortized cost basis of the closed portfolios at June 30, 2025 and December 31, 2024, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $150 million at June 30, 2025 and $2 million at December 31, 2024, which is recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue		Interest Expense
Three Months Ended June 30,	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships:
Hedged items	$94	$(40)	$9	$—
Derivatives designated as hedging instruments (1)	(94)	38	(9)	—

Six Months Ended June 30,	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships:
Hedged items	$255	$(197)	$(16)	$—
Derivatives designated as hedging instruments (1)	(255)	195	18	—
(1) Interest revenue excludes net income (expense) from periodic interest accruals and receipts (payments) of $14 million and $32 million for the three and six months ended June 30, 2025, respectively, and $13 million and $16 million for the three and six months ended June 30, 2024, respectively. Interest expense excludes net income (expense) from periodic interest accruals and receipts (payments) of $(14) million and $(24) million, respectively, for the three and six months ended June 30, 2025. We began designating swaps as fair value hedges of Senior Notes in the fourth quarter of 2024. As such, there was no impact to interest expense from periodic interest accruals and receipts (payments) for the three and six months ended June 30, 2024.

Effects of Cash Flow Hedge Accounting

The table below presents the effect of the Company’s interest rate swaps designated as cash flow hedges on AOCI and the condensed consolidated statements of income:

Three and Six Months Ended
June 30, 2025
Gain (loss) recognized in other comprehensive income (1)	$(15)
Gain (loss) reclassified from AOCI to interest revenue	(17)
(1) Included in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income.

For the twelve months following June 30, 2025, the Company estimates that an additional $28 million will be reclassified from AOCI as a reduction to interest revenue.

12.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of June 30, 2025 and December 31, 2024 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
was $1.6 billion and $674 million at June 30, 2025 and December 31, 2024, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, amounts related to securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our interest rate swaps, resale agreements, securities lending, repurchase agreements, and other activity depicting the potential effect of rights of setoff between these recognized assets and liabilities:

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
June 30, 2025
Assets
Resale agreements (1)	$19,557	$—	$19,557	$—	$(19,557)	(2)	$—
Securities borrowed (3)	1,620	—	1,620	(1,501)	(119)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$21,177	$—	$21,177	$(1,501)	$(19,676)		$—
Liabilities
Repurchase agreements (6)	$5,992	$—	$5,992	$—	$(5,992)		$—
Securities loaned (7)	17,638	—	17,638	(1,501)	(15,710)		427
Secured short-term borrowings (8)	500	—	500	—	(500)		—
Interest rate swaps (4)	1	—	1	—	(1)	(5)	—
Total	$24,131	$—	$24,131	$(1,501)	$(22,203)		$427

December 31, 2024
Assets
Resale agreements (1)	$10,075	$—	$10,075	$—	$(10,075)	(2)	$—
Securities borrowed (3)	695	—	695	(617)	(77)		1
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,770	$—	$10,770	$(617)	$(10,152)		$1
Liabilities
Repurchase agreements (6)	$5,499	$—	$5,499	$—	$(5,499)		$—
Securities loaned (7)	13,068	—	13,068	(617)	(11,795)		656
Secured short-term borrowings (8)	500	—	500	—	(500)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$19,067	$—	$19,067	$(617)	$(17,794)		$656
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At June 30, 2025 and December 31, 2024, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $20.0 billion and $10.3 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Derivative assets as of June 30, 2025 and derivative assets and liabilities as of December 31, 2024 were less than $500 thousand.
(5) At June 30, 2025 and December 31, 2024, the fair value of initial margin pledged as collateral related to interest rate swaps was $225 million and $378 million, respectively. See Notes 5 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At June 30, 2025 and December 31, 2024, the fair value of collateral pledged in connection with repurchase agreements was $6.3 billion and $5.9 billion, respectively. See Note 9 for additional information.
(7) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At June 30, 2025, $13.4 billion of securities loaned had overnight and continuous remaining contractual maturities and $4.2 billion of securities loaned had contractual maturities of 18 - 95 days. At December 31, 2024, $8.8 billion of securities loaned had overnight and continuous remaining contractual maturities and $4.3 billion of securities loaned had contractual maturities of 35 - 95 days. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at June 30, 2025 and December 31, 2024.
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

	June 30, 2025	December 31, 2024
Fair value of client securities available to be pledged	$115,551	$116,258
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$30,463	$24,011
Fulfillment of client short sales	8,820	5,179
Securities lending to other broker-dealers	16,855	12,282
Collateral for secured short-term borrowings	565	618
Total collateral pledged to third parties	$56,703	$42,090
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $324 million and $105 million at June 30, 2025 and December 31, 2024, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2024 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at June 30, 2025 or December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

June 30, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$12,921	$—	$—	$12,921
Total cash equivalents	12,921	—	—	12,921
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	23,576	—	23,576
Total investments segregated and on deposit for regulatory purposes	—	23,576	—	23,576
Available for sale securities:
U.S. agency mortgage-backed securities	—	46,290	—	46,290
U.S. Treasury securities	—	9,391	—	9,391
Corporate debt securities	—	6,241	—	6,241
Asset-backed securities	—	4,674	—	4,674
U.S. state and municipal securities	—	557	—	557
Foreign government agency securities	—	329	—	329
Non-agency commercial mortgage-backed securities	—	111	—	111
Other	—	19	—	19
Total available for sale securities	—	67,612	—	67,612
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,486	80	—	1,566
Mutual funds and ETFs	1,102	—	—	1,102
State and municipal debt obligations	—	41	—	41
U.S. government securities	—	19	—	19
Total other securities owned	2,588	140	—	2,728
Total other assets	2,588	140	—	2,728
Total assets	$15,509	$91,328	$—	$106,837
Accrued expenses and other liabilities:
Interest rate swaps	$—	$1	$—	$1
Other	2,388	34	—	2,422
Total accrued expenses and other liabilities	2,388	35	—	2,423
Total liabilities	$2,388	$35	$—	$2,423

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

June 30, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$19,274	$19,274	$—	$—	$19,274
Cash and investments segregated and on deposit for regulatory purposes	21,899	2,429	19,470	—	21,899
Receivables from brokers, dealers, and clearing organizations	4,304	—	4,304	—	4,304
Receivables from brokerage clients — net	82,724	—	82,724	—	82,724
Held to maturity securities:
U.S. agency mortgage-backed securities	139,684	—	130,001	—	130,001
Total held to maturity securities	139,684	—	130,001	—	130,001
Bank loans — net:
First Mortgages	28,527	—	26,234	—	26,234
HELOCs	422	—	443	—	443
Pledged asset lines	21,038	—	21,038	—	21,038
Other	418	—	418	—	418
Total bank loans — net	50,405	—	48,133	—	48,133
Other assets	1,067	—	1,067	—	1,067
Liabilities
Bank deposits	$233,058	$—	$233,058	$—	$233,058
Payables to brokers, dealers, and clearing organizations	18,584	—	18,584	—	18,584
Payables to brokerage clients	109,355	—	109,355	—	109,355
Accrued expenses and other liabilities	1,346	—	1,346	—	1,346
Other short-term borrowings	8,472	—	8,472	—	8,472
Federal Home Loan Bank borrowings	9,000	—	9,000	—	9,000
Long-term debt	20,171	—	19,859	—	19,859

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

Common and Nonvoting Common Stock

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

Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC and as of February 12, 2025, the Company had no remaining nonvoting common stock outstanding.

CSC repurchased an additional 3.9 million shares of its common stock for $351 million during the three months ended June 30, 2025. These shares were purchased under CSC’s $15.0 billion share repurchase authorization and as of June 30, 2025, approximately $6.9 billion remained on the authorization. Subsequent to June 30, 2025, on July 24, 2025, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization and replaced it with a new authorization to repurchase up to $20.0 billion of common stock. The new share repurchase authorization does not have an expiration date.

There were no repurchases of CSC’s common stock during the three and six months ended June 30, 2024.

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

Preferred Stock

On June 2, 2025, the Company redeemed all of the 24,580 outstanding shares of its fixed-rate reset non-cumulative perpetual preferred stock, Series G, and the corresponding 2,457,964 depositary shares, each representing a 1/100th interest in a share of the Series G preferred stock. The depositary shares were redeemed at a redemption price of $1,000 per depositary share for a total of $2.5 billion. The difference between the total redemption price and the prior carrying value of the Series G preferred stock resulted in a $30 million deemed dividend that was included in the calculation of EPS.

There were no redemptions of CSC’s preferred stock during the three and six months ended June 30, 2024.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at June 30, 2025	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating-Rate	Margin Over Reset / Floating-Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	June 30, 2025 (1)	December 31, 2024 (1)		June 30, 2025	December 31, 2024	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (5)	2.575%
Series G (2)	—	24,580	—	—	2,428	04/30/20	—	—	—	—	—
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (4)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (4)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,405,205	1,429,785		$6,763	$9,191
(1) Represented by depositary shares.
(2) Series G was redeemed on June 2, 2025.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) The dividend rate for Series I and Series K resets on each five-year anniversary from the first reset date.
(5) The reset/floating-rate for Series F will be determined by the calculation agent prior to the commencement of the floating-rate period using what the calculation agent determines to be the industry-accepted substitute or successor base rate to LIBOR.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series D (1)	$11.1	$14.88	$11.1	$14.88	$22.3	$29.76	$22.3	$29.76
Series F (2)	12.2	2,500.00	12.2	2,500.00	12.2	2,500.00	12.2	2,500.00
Series G (3)	33.0	1,343.75	33.0	1,343.75	66.0	2,687.50	66.0	2,687.50
Series H (1)	22.2	1,000.00	22.2	1,000.00	44.5	2,000.00	44.5	2,000.00
Series I (1)	20.6	1,000.00	20.6	1,000.00	41.2	2,000.00	41.2	2,000.00
Series J (1)	6.7	11.13	6.7	11.13	13.4	22.26	13.4	22.26
Series K (1)	9.5	1,250.00	9.5	1,250.00	18.8	2,500.00	18.8	2,500.00
Total	$115.3		$115.3		$218.4		$218.4
(1) Dividends paid quarterly.
(2) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(3) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at March 31, 2024	$(17,576)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $51	183
Other reclassifications included in other revenue, net of tax expense (benefit) of $3	7
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $131	452
Other (1)	(2)
Balance at June 30, 2024	$(16,936)

Balance at March 31, 2025	$(13,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $116	501
Other reclassifications included in other revenue, net of tax expense (benefit) of $8	22
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $61	500
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(4)	(11)
Reclassifications included in interest revenue, net of tax expense (benefit) of $4	13
Other (1)	5
Balance at June 30, 2025	$(12,591)

Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $77	296
Other reclassifications included in other revenue, net of tax expense (benefit) of $5	15
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $253	894
Other (1)	(10)
Balance at June 30, 2024	$(16,936)

Balance at December 31, 2024	$(14,848)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $369	1,309
Other reclassifications included in other revenue, net of tax expense (benefit) of $10	30
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $189	910
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(4)	(11)
Reclassifications included in interest revenue, net of tax expense (benefit) of $4	13
Other (1)	6
Balance at June 30, 2025	$(12,591)
(1) Tax expense (benefit) was less than $500 thousand.

As of June 30, 2025, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $8.8 billion net of tax effect ($11.7 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share

As described in Note 14, TD Bank disposed of all of its common shares of CSC during the first quarter of 2025, including its holdings of nonvoting common stock. As of February 12, 2025, the Company had no remaining nonvoting common stock outstanding and accordingly, no dividends were paid on nonvoting common stock during the six months ended June 30, 2025.

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

The computations of basic and diluted EPS for common stock and nonvoting common stock for the three and six months ended June 30, 2025 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025			2025
	Common Stock	Nonvoting Common Stock	Consolidated Common Stock	Common Stock	Nonvoting Common Stock	Consolidated Common Stock
Basic earnings per share:
Numerator
Net income	$2,126	$—	$2,126	$4,017	$18	$4,035
Preferred stock dividends and other (1)	(149)	—	(149)	(261)	(1)	(262)
Net income available to common stockholders	$1,977	$—	$1,977	$3,756	$17	$3,773
Denominator
Weighted-average common shares outstanding — basic	1,817	—	1,817	1,807	51	1,819
Basic earnings per share	$1.09	$—	$1.09	$2.07	$.33	$2.07
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,977	$—	$1,977	$3,756	$17	$3,773
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	—	—	—	17	—	—
Allocation of net income available to common stockholders:	$1,977	$—	$1,977	$3,773	$17	$3,773
Denominator
Weighted-average common shares outstanding — basic	1,817	—	1,817	1,807	51	1,819
Conversion of nonvoting shares to voting shares	—	—	—	12	—	—
Common stock equivalent shares related to stock incentive plans	5	—	5	6	—	6
Weighted-average common shares outstanding — diluted (2)	1,822	—	1,822	1,825	51	1,825
Diluted earnings per share	$1.08	$—	$1.08	$2.07	$.33	$2.07
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 9 million and 13 million for the three and six months ended June 30, 2025, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
As of June 30, 2024, the Company had voting and nonvoting common stock outstanding. The computations of basic and diluted EPS for the two classes for the three and six months ended June 30, 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024		2024
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,295	$37	$2,619	$75
Preferred stock dividends and other (1)	(118)	(3)	(226)	(6)
Net income available to common stockholders	$1,177	$34	$2,393	$69
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,776	51
Basic earnings per share	$.66	$.66	$1.35	$1.35
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,177	$34	$2,393	$69
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	34	—	69	—
Allocation of net income available to common stockholders:	$1,211	$34	$2,462	$69
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,776	51
Conversion of nonvoting shares to voting shares	51	—	51	—
Common stock equivalent shares related to stock incentive plans	6	—	5	—
Weighted-average common shares outstanding — diluted (2)	1,834	51	1,832	51
Diluted earnings per share	$.66	$.66	$1.34	$1.34
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 13 million and 18 million for the three and six months ended June 30, 2024, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At June 30, 2025, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$37,504	33.0%	N/A		$5,116	4.5%
Tier 1 Risk-Based Capital	44,267	38.9%	N/A		6,822	6.0%
Total Risk-Based Capital	44,297	39.0%	N/A		9,096	8.0%
Tier 1 Leverage	44,267	9.8%	N/A		18,053	4.0%
Supplementary Leverage Ratio	44,267	9.7%	N/A		13,634	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,114	42.0%	$4,972	6.5%	$3,442	4.5%
Tier 1 Risk-Based Capital	32,114	42.0%	6,120	8.0%	4,590	6.0%
Total Risk-Based Capital	32,137	42.0%	7,650	10.0%	6,120	8.0%
Tier 1 Leverage	32,114	12.2%	13,205	5.0%	10,564	4.0%
Supplementary Leverage Ratio	32,114	12.1%	N/A		7,991	3.0%

December 31, 2024
CSC
Common Equity Tier 1 Risk-Based Capital	$35,995	31.7%	N/A		$5,114	4.5%
Tier 1 Risk-Based Capital	45,186	39.8%	N/A		6,819	6.0%
Total Risk-Based Capital	45,218	39.8%	N/A		9,092	8.0%
Tier 1 Leverage	45,186	9.9%	N/A		18,325	4.0%
Supplementary Leverage Ratio	45,186	9.8%	N/A		13,836	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,584	41.7%	$5,079	6.5%	$3,516	4.5%
Tier 1 Risk-Based Capital	32,584	41.7%	6,251	8.0%	4,688	6.0%
Total Risk-Based Capital	32,606	41.7%	7,813	10.0%	6,251	8.0%
Tier 1 Leverage	32,584	11.6%	14,035	5.0%	11,228	4.0%
Supplementary Leverage Ratio	32,584	11.5%	N/A		8,479	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of June 30, 2025, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At June 30, 2025, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2025, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since June 30, 2025 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At June 30, 2025, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities, and the entities held total assets of $24.4 billion and $9.7 billion, respectively. Based on their regulatory capital ratios, at June 30, 2025, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co are as follows:

	June 30, 2025	December 31, 2024
CS&Co
Net capital	$12,043	$11,112
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	2,155	2,049
Net capital in excess of required net capital	9,888	9,063

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at June 30, 2025. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table (1):

	Investor Services		Advisor Services		Total
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Net Revenues
Net interest revenue	$2,244	$1,736	$578	$422	$2,822	$2,158
Asset management and administration fees	1,144	1,001	426	382	1,570	1,383
Trading revenue	852	688	100	89	952	777
Bank deposit account fees	194	119	53	34	247	153
Other	201	172	59	47	260	219
Total net revenues	4,635	3,716	1,216	974	5,851	4,690
Expenses Excluding Interest
Compensation and benefits	1,191	1,122	345	328	1,536	1,450
Professional services	231	206	60	53	291	259
Occupancy and equipment	212	193	58	55	270	248
Advertising and market development	70	70	38	37	108	107
Communications	120	119	56	53	176	172
Depreciation and amortization	162	185	53	48	215	233
Amortization of acquired intangible assets	104	105	24	24	128	129
Regulatory fees and assessments	62	76	15	20	77	96
Other	209	206	38	43	247	249
Total expenses excluding interest	2,361	2,282	687	661	3,048	2,943
Income before taxes on income	$2,274	$1,434	$529	$313	$2,803	$1,747

Six Months Ended June 30,
Net Revenues
Net interest revenue	$4,402	$3,502	$1,126	$889	$5,528	$4,391
Asset management and administration fees	2,258	1,976	842	755	3,100	2,731
Trading revenue	1,657	1,405	203	189	1,860	1,594
Bank deposit account fees	385	260	107	76	492	336
Other	378	310	92	68	470	378
Total net revenues	9,080	7,453	2,370	1,977	11,450	9,430
Expenses Excluding Interest
Compensation and benefits	2,476	2,311	732	677	3,208	2,988
Professional services	445	400	115	100	560	500
Occupancy and equipment	427	399	117	114	544	513
Advertising and market development	134	132	70	63	204	195
Communications	233	218	96	95	329	313
Depreciation and amortization	327	371	105	90	432	461
Amortization of acquired intangible assets	210	234	48	25	258	259
Regulatory fees and assessments	132	170	34	51	166	221
Other	411	362	80	73	491	435
Total expenses excluding interest	4,795	4,597	1,397	1,288	6,192	5,885
Income before taxes on income	$4,285	$2,856	$973	$689	$5,258	$3,545
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for the second quarter and six months ended June 30, 2025, and prior-year amounts have been recast to reflect this new basis of segmentation.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 10.

Item 1A.     Risk Factors

During the first six months of 2025, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2024 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 27, 2022, CSC publicly announced that its Board of Directors authorized the repurchase of up to $15.0 billion of common stock. On July 24, 2025, CSC publicly announced that its Board of Directors terminated the existing share repurchase authorization and replaced it with a new authorization to repurchase up to $20.0 billion of common stock. The new authorization does not have an expiration date. See also Part I – Item 1 – Note 14.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2025 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
April:
Share repurchase program	—	$—	—	$7,223
Employee transactions (1)	13	$77.81	N/A	N/A
May:
Share repurchase program	—	$—	—	$7,223
Employee transactions (1)	4	$84.53	N/A	N/A
June:
Share repurchase program	3,950	$88.75	3,950	$6,873
Employee transactions (1)	8	$87.69	N/A	N/A
Total:
Share repurchase program	3,950	$88.75	3,950	$6,873
Employee transactions (1)	25	$81.85	N/A	N/A
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended June 30, 2025, certain of our directors and officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold	Latest Expiration (3)
Jonathan S. Beatty, Managing Director and Head of Advisor Services	Adoption	5/28/2025	x	—	(4)	12/31/2026
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Plans expire at the close of trading on the date presented or at such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).
(4) Securities to be sold under the plan represent up to 13,216 shares of our common stock to be acquired upon the exercise of stock options.

THE CHARLES SCHWAB CORPORATION

Item 6.     Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit
10.436
Certificate of Elimination of the 5.375% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated June 2, 2025, and incorporated herein by reference.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 8, 2025	/s/ Michael Verdeschi
Michael Verdeschi
Managing Director and Chief Financial Officer