Form 10-Q
period 2025-09-30
SCHWAB CHARLES CORP
filed 2025-11-07
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
1,776,936,770 shares of $.01 par value Common Stock outstanding on October 31, 2025

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $75 trillion, which means the Company’s $11.59 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

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
•Funding sources and uses of liquidity (see Liquidity Risk in Part I – Item 2);
•Wholesale funding, funding strategy, and expectations for paydown of bank supplemental funding (see Results of Operations in Part I – Item 2, and Liquidity Risk in Part I – Item 2);
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
•The acquisition of Forge Global Holdings, Inc. (Forge) and our expectation that incorporating Forge’s private markets capabilities will enhance Schwab’s ability to meet the evolving needs of investors across our growing client base (see Subsequent Events in Overview and Item 1 – Note 19);
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

•Management’s ability to close the acquisition of Forge on the anticipated terms and timing; required regulatory approvals and approval by Forge’s stockholders; disruptions to Forge’s business as a result of the announcement and pendency of the acquisition; and the ability and timeframe to integrate the business and realize the anticipated benefits;
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the third quarter and first nine months of 2025 and 2024 are as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Client Metrics
Net new client assets (in billions) (1)	$134.4	$90.8	48%	$340.4	$253.2	34%
Core net new client assets (in billions)	$137.5	$95.3	44%	$355.5	$252.1	41%
Client assets (in billions, at quarter end)	$11,593.9	$9,920.5	17%
Average client assets (in billions)	$11,151.9	$9,594.9	16%	$10,490.8	$9,162.4	14%
New brokerage accounts (in thousands)	1,143	972	18%	3,424	3,051	12%
Active brokerage accounts (in thousands, at quarter end)	37,963	35,982	6%
Assets receiving ongoing advisory services (in billions, at quarter end)	$5,809.2	$5,018.9	16%
Client cash as a percentage of client assets (at quarter end)	9.4%	9.5%
Company Financial Information and Metrics
Total net revenues	$6,135	$4,847	27%	$17,585	$14,277	23%
Total expenses excluding interest	3,114	3,005	4%	9,306	8,890	5%
Income before taxes on income	3,021	1,842	64%	8,279	5,387	54%
Taxes on income	663	434	53%	1,886	1,285	47%
Net income	2,358	1,408	67%	6,393	4,102	56%
Preferred stock dividends and other	81	109	(26)%	343	341	1%
Net income available to common stockholders	$2,277	$1,299	75%	$6,050	$3,761	61%
Earnings per common share — diluted	$1.26	$.71	77%	$3.33	$2.05	62%
Net revenue change from prior year	27%	5%		23%	(1)%
Pre-tax profit margin	49.2%	38.0%		47.1%	37.7%
Return on average common stockholders’ equity (annualized)	21%	14%		20%	14%
Expenses excluding interest as a percentage of average client assets (annualized)	0.11%	0.12%		0.12%	0.13%
Consolidated Tier 1 Leverage Ratio (at quarter end)	9.7%	9.7%
Non-GAAP Financial Measures (2)
Adjusted total expenses	$2,987	$2,852		$8,921	$8,422
Adjusted diluted earnings per common share	$1.31	$.77		$3.49	$2.25
Return on tangible common equity	38%	31%		37%	33%
(1) The third quarter and first nine months of 2025 include net outflows of $3.1 billion and $15.1 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB. The third quarter and first nine months of 2024 include net outflows of $4.4 billion and $9.1 billion, respectively, from off-platform brokered CDs issued by CSB and an outflow of $0.1 billion from an international relationship. The first nine months of 2024 also includes an inflow of $10.3 billion from a mutual fund clearing services client.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

The first nine months of 2025 continued to present a changing landscape for investors. Though macroeconomic uncertainty continued, during the third quarter of 2025, investor sentiment further improved and equity markets reached record levels. The Standard and Poor’s® 500 Index rose 8% and 14% during the third quarter and first nine months of 2025, respectively, and the NASDAQ Composite® increased 11% and 17% during the third quarter and year-to-date periods. The Federal Reserve reduced the target federal funds overnight rate 25 basis points in September, representing the first such rate cut since December 2024.

Schwab saw strong client asset gathering, growth in new client accounts, and sustained client engagement continue through the first nine months of 2025. Core net new assets totaled $137.5 billion and $355.5 billion in the third quarter and first nine months of the year, respectively, increasing 44% and 41% from the comparative prior-year periods. Clients opened 1.1 million and 3.4 million new brokerage accounts in the third quarter and first nine months of the year, respectively, up 18% and 12% from the respective periods in 2024, and active brokerage accounts reached 38.0 million at the end of the third quarter of 2025, up 6% year-over-year. Though clients’ daily average trades (DATs) in third quarter of 2025 declined slightly from the second quarter, client engagement with the markets remained strong. DATs were 7.4 million and 7.5 million for the third quarter and first nine months of 2025, respectively, up 30% and 31% from the same periods in 2024.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab’s financial performance in the third quarter and first nine months of 2025 reflected strong asset gathering, sustained client engagement and equity market appreciation, continued demand for Schwab’s lending offerings and managed investing solutions, as well as reduction of higher-cost bank supplemental funding and balanced expense management. Net income was $2.4 billion and $6.4 billion in the third quarter and first nine months of 2025, respectively, growing 67% and 56% from the same prior-year periods. Diluted earnings per common share (EPS) was $1.26 and $3.33 for the third quarter and first nine months of 2025, respectively, rising 77% and 62% from the same periods in 2024. Adjusted diluted EPS (1) was $1.31 and $3.49 for the third quarter and first nine months of 2025, respectively, increasing 70% and 55% from the same periods in 2024.

Total net revenues grew 27% year-over-year in the third quarter of 2025 to reach $6.1 billion, resulting in a year-to-date total of $17.6 billion, an increase of 23% from the same period in 2024. Net interest revenue was $3.1 billion and $8.6 billion in the third quarter and first nine months of 2025, respectively, up 37% and 30% from the same periods in 2024, primarily due to lower interest expense from reductions in bank supplemental funding and lower rates on funding sources, as well as growth in bank and margin lending and higher cash and investments segregated, which more than offset lower yields on interest-earning assets due to lower market rates. Asset management and administration fees were $1.7 billion and $4.8 billion in the third quarter and first nine months of 2025, respectively, increasing 13% from both prior-year periods, due primarily to continued growth in money market funds and also higher client asset balances, reflecting asset gathering, equity market appreciation, and growth in managed investing solutions. Trading revenue was $995 million and $2.9 billion in the third quarter and first nine months of 2025, respectively, higher by 25% and 19% from comparable prior-year periods, due primarily to higher trading volume. Bank deposit account fee revenue rose to $247 million and $739 million in the third quarter and first nine months of the year, respectively, up 63% and 51% from the same periods in 2024 due primarily to higher net yields, partially offset by lower bank deposit account balances (BDA balances).

Total expenses excluding interest were $3.1 billion and $9.3 billion in the third quarter and first nine months of 2025, respectively, increasing 4% and 5% from the same periods in 2024. For the third quarter and first nine months of 2025, adjusted total expenses (1) were $3.0 billion and $8.9 billion, respectively, up 5% and 6% from the comparable prior-year periods. The increases in total expenses excluding interest and adjusted total expenses (1) reflect ongoing investments to support growth of the business and enhance client-serving capabilities while driving incremental efficiencies across the Company. The increases were primarily attributable to higher compensation and benefits expense and higher professional services expense, partially offset by lower regulatory fees and assessments, and for the quarter-to-date period, lower industry fees within other expense.

Return on average common stockholders’ equity was 21% and 20% for the third quarter and first nine months of 2025, respectively, up from 14% in both comparable prior-year periods. These increases were due to higher net income, which more than offset higher average common stockholders’ equity. Return on tangible common equity (1) (ROTCE) was 38% and 37% for the third quarter and first nine months of 2025, respectively, up from 31% and 33% for the same periods in the prior year, as growth in adjusted net income available to common stockholders (1) more than offset growth in average common stockholders’ equity. Average common stockholders’ equity increased primarily as a result of growth in retained earnings and improved average accumulated other comprehensive income (AOCI), partially offset by higher treasury stock due to common stock repurchases in 2025. The improvement in average AOCI was due to lower unrealized losses on available for sale (AFS) investment securities and securities previously transferred from AFS to held to maturity (HTM).

In the first nine months of 2025, Schwab supported strong client demand in margin and bank lending, while significantly reducing bank supplemental funding. Balance sheet assets totaled $465.3 billion as of September 30, 2025, up 1% during the third quarter and down 3% from year-end 2024. Principal and interest from our AFS and HTM securities portfolio along with normal client cash activity allowed for further reduction in bank supplemental funding, which includes brokered CDs, Federal Home Loan Bank (FHLB) borrowings, and borrowings under repurchase agreements at our banks. In September, we transferred $3.0 billion of BDA balances to our balance sheet (see Item 1 – Note 10) to accelerate the paydown of bank supplemental borrowings. In the first nine months of 2025, Schwab reduced the outstanding balance of total bank supplemental funding by $35.1 billion, or 70%, including a reduction of $12.9 billion during the third quarter. As of September 30, 2025, remaining balances totaled $14.8 billion, which is within a range generally consistent with our diversified funding strategy. Client margin loans increased during the third quarter to $97.2 billion at September 30, up 16% from year-end 2024, reflecting strong client demand amid rising equity markets and improved investor sentiment. Bank loans totaled $53.6 billion as of the end of the third quarter, increasing 18% in the first nine months of 2025 due to growth of pledged asset lines (PALs) and First Mortgages.

The Company also returned meaningful excess capital in the first nine months of 2025. During the third quarter, the Company repurchased $2.7 billion in common stock, bringing total year-to-date common stock repurchases to $4.6 billion. In addition, the Company increased its common dividend by 8% to $.27 per share in the first quarter of the year, and redeemed its Series G preferred stock for $2.5 billion in the second quarter. Inclusive of these capital actions and organic capital generation from net

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

income in the first nine months of the year, the Company’s consolidated Tier 1 Leverage Ratio was 9.7% at September 30, 2025, down slightly from year-end 2024. Our consolidated adjusted Tier 1 Leverage Ratio (1) increased to 7.3%, driven by net income in the first nine months of the 2025 and improvement in AOCI.

(1) Adjusted diluted EPS, adjusted total expenses, return on tangible common equity, adjusted net income available to common stockholders, and adjusted Tier 1 Leverage Ratio are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Subsequent Events

On November 6, 2025, Schwab announced that it has entered into a definitive agreement to acquire Forge Global Holdings, Inc. (Forge), operator of a leading private market platform and trading marketplace, in a transaction valued at approximately $660 million. The Company anticipates that incorporating Forge’s private markets capabilities will enhance Schwab’s ability to meet the evolving needs of investors across our growing client base. The transaction is expected to close in the first half of 2026, subject to customary closing conditions, including approval by Forge’s stockholders and regulatory approvals.

Current Regulatory and Other Developments

On June 12, 2025, the SEC withdrew certain notices of proposed rulemaking issued between March 2022 and November 2023, including the SEC’s December 2022 equity market structure rule proposals, “Order Competition Rule” and “Regulation Best Execution”, previously referenced in Part II – Item 7 – Current Regulatory and Other Developments in our 2024 Form 10-K.

On March 3, 2025, the Federal Deposit Insurance Corporation (FDIC) withdrew certain notices of proposed rulemaking issued in 2023 and 2024, including the July 2024 proposal related to the brokered deposits framework, previously referenced in Part II – Item 7 – Current Regulatory and Other Developments in our 2024 Form 10-K.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

		2025		2024
Three Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	1%	$3,956	64%	$3,928	81%
Interest expense	(47)%	(906)	(14)%	(1,706)	(35)%
Net interest revenue	37%	3,050	50%	2,222	46%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), and collective trust funds (CTFs)	14%	946	15%	827	17%
Managed investing solutions	11%	619	10%	559	12%
Other	20%	108	2%	90	2%
Asset management and administration fees	13%	1,673	27%	1,476	31%
Trading revenue
Commissions	17%	453	7%	388	8%
Order flow revenue	37%	490	8%	357	7%
Principal transactions	—	52	1%	52	1%
Trading revenue	25%	995	16%	797	16%
Bank deposit account fees	63%	247	4%	152	3%
Other	(15)%	170	3%	200	4%
Total net revenues	27%	$6,135	100%	$4,847	100%

		2025		2024
Nine Months Ended September 30,	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	(2)%	$11,500	65%	$11,686	82%
Interest expense	(42)%	(2,922)	(16)%	(5,073)	(36)%
Net interest revenue	30%	8,578	49%	6,613	46%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	14%	2,695	15%	2,370	17%
Managed investing solutions	13%	1,777	10%	1,572	11%
Other	14%	301	2%	265	2%
Asset management and administration fees	13%	4,773	27%	4,207	30%
Trading revenue
Commissions	11%	1,315	7%	1,184	8%
Order flow revenue	31%	1,399	8%	1,066	8%
Principal transactions	—	141	1%	141	1%
Trading revenue	19%	2,855	16%	2,391	17%
Bank deposit account fees	51%	739	4%	488	3%
Other	11%	640	4%	578	4%
Total net revenues	23%	$17,585	100%	$14,277	100%

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

The Federal Reserve maintained the upper bound of the target overnight rate at 5.50% through most of 2024 before reducing the rate by 50 basis points during the third quarter of 2024 and another 50 basis points across two cuts during the fourth quarter of 2024. The Federal Reserve maintained the upper bound of the target overnight rate at 4.50% for most of the first nine months of 2025 before reducing the rate by 25 basis points in mid-September to 4.25%.

Schwab’s average interest-earning assets for the third quarter and first nine months of 2025 were relatively consistent in aggregate with the same periods in 2024, while the mix of interest-earning assets shifted year-over-year to reflect higher margin and bank lending, higher cash and investments segregated, and lower balances of AFS and HTM securities. Client demand for margin and bank lending continued to be strong in the first nine months of 2025, reflecting positive equity market performance and client engagement, as margin loan balances rebounded following market volatility in late March and early April and rose further in the third quarter. Margin loan balances ended the third quarter at $97.2 billion, increasing 16% from both the second quarter of 2025 and year-end 2024, and up 33% from September 30, 2024. Total bank loans increased 6% and 18% in the third quarter and first nine months of 2025, respectively, finishing the third quarter at $53.6 billion, higher by 24% from September 30, 2024, due primarily to growth in PALs and First Mortgages.

Client cash activity during the first nine months of 2025 reflected normal cash behavior, inclusive of organic growth, engagement in equity markets, and seasonality. Bank sweep deposits and payables to brokerage clients increased by a total of $15.0 billion, or 5%, during the third quarter of 2025, $12.5 billion, or 4%, during the first nine months of 2025, and $42.6 billion, or 15%, from September 30, 2024 to September 30, 2025. Principal and interest payments on AFS and HTM securities, as well as September transfers of $3.0 billion of BDA balances to our balance sheet (see Results of Operations – Bank Deposit Account Fees and Item 1 – Note 10) supported paydowns in bank supplemental funding of $12.9 billion, or 47%, during the third quarter of 2025, and $35.1 billion, or 70%, during the first nine months of 2025. Since September 30, 2024, the Company has reduced bank supplemental funding by $50.0 billion, or 77%.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2025			2024
Three Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$24,298	$264	4.26%	$27,623	$369	5.24%
Cash and investments segregated	46,046	494	4.20%	26,220	345	5.15%
Receivables from brokerage clients	90,121	1,490	6.47%	73,102	1,431	7.66%
Available for sale securities (1)	69,794	360	2.05%	98,645	531	2.14%
Held to maturity securities (1)	137,672	587	1.70%	151,004	650	1.71%
Bank loans	51,849	557	4.27%	42,653	484	4.52%
Total interest-earning assets	419,780	3,752	3.52%	419,247	3,810	3.58%
Securities lending revenue		183			87
Other interest revenue		21			31
Total interest-earning assets	$419,780	$3,956	3.71%	$419,247	$3,928	3.69%
Funding sources
Bank deposits	$229,281	$248	0.43%	$248,405	$841	1.35%
Payables to brokers, dealers, and clearing organizations (2)	19,131	188	3.84%	9,825	118	4.68%
Payables to brokerage clients	96,064	97	0.40%	72,700	79	0.43%
Other short-term borrowings	7,593	87	4.56%	10,821	150	5.52%
Federal Home Loan Bank borrowings	7,103	79	4.35%	22,621	310	5.38%
Long-term debt	20,204	207	4.01%	22,446	208	3.71%
Total interest-bearing liabilities (2)	379,376	906	0.94%	386,818	1,706	1.75%
Non-interest-bearing funding sources (2)	40,404			32,429
Other interest expense		—			—
Total funding sources	$419,780	$906	0.85%	$419,247	$1,706	1.61%
Net interest revenue		$3,050	2.86%		$2,222	2.08%

	2025			2024
Nine Months Ended September 30,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$27,571	$897	4.29%	$30,128	$1,205	5.26%
Cash and investments segregated	44,104	1,412	4.22%	25,744	1,014	5.18%
Receivables from brokerage clients	84,317	4,204	6.57%	68,557	4,042	7.75%
Available for sale securities (1)	77,324	1,198	2.06%	104,830	1,680	2.13%
Held to maturity securities (1)	141,032	1,811	1.71%	154,231	1,998	1.72%
Bank loans	48,882	1,568	4.28%	41,585	1,384	4.44%
Total interest-earning assets	423,230	11,090	3.47%	425,075	11,323	3.52%
Securities lending revenue		339			258
Other interest revenue		71			105
Total interest-earning assets	$423,230	$11,500	3.60%	$425,075	$11,686	3.63%
Funding sources
Bank deposits	$237,488	$1,010	0.57%	$260,254	$2,602	1.34%
Payables to brokers, dealers, and clearing organizations (2)	16,673	492	3.89%	7,004	230	4.31%
Payables to brokerage clients	92,909	217	0.31%	69,586	229	0.44%
Other short-term borrowings	7,314	256	4.68%	9,164	382	5.57%
Federal home loan bank borrowings	9,180	322	4.62%	24,347	988	5.36%
Long-term debt	21,029	625	3.92%	23,299	640	3.66%
Total interest-bearing liabilities (2)	384,593	2,922	1.01%	393,654	5,071	1.71%
Non-interest-bearing funding sources (2)	38,637			31,421
Other interest expense		—			2
Total funding sources	$423,230	$2,922	0.92%	$425,075	$5,073	1.59%
Net interest revenue		$8,578	2.68%		$6,613	2.04%
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net interest revenue increased $828 million, or 37%, and $2.0 billion, or 30%, in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. These increases were primarily due to lower balances of bank supplemental funding, lower average rates paid on funding sources, growth in margin and bank lending, and increases in securities lending, partially offset by lower yields on floating-rate assets due to lower market rates. Average interest-earning assets remained relatively flat, increasing slightly in the third quarter of 2025, and decreasing slightly in the first nine months of 2025, compared to the same periods in 2024. Both the third quarter and first nine months of 2025 saw higher balances of cash and investments segregated, growth in margin lending supported by higher payables to brokerage clients, and an increase in bank loans compared to the same periods in 2024. The decrease in average interest-earning assets during the first nine months of 2025 was due primarily to lower average balances in AFS and HTM securities, as cash inflows from investment securities were used to pay down bank supplemental funding.

Net interest margin increased to 2.86% and 2.68% in the third quarter and first nine months of 2025, respectively, compared to 2.08% and 2.04% during the same periods in 2024, as reduced balances of bank supplemental funding and lower rates paid on funding sources more than offset lower yields on floating-rate assets due to lower market interest rates.

Schwab’s diversified funding strategy includes the use of wholesale funding. With the paydowns of bank supplemental funding in the first nine months of 2025, the outstanding balance of $14.8 billion is within a range generally consistent with our diversified funding strategy. Our use and the financial impacts of wholesale funding are dependent on a number of market and client activity factors. See also Risk Management – Liquidity Risk, Capital Management, Item 1 – Notes 8, 9, and 12, and Part II – Item 7 – Results of Operations – Net Interest Revenue in the 2024 Form 10-K for additional information on these and other funding sources.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended September 30,	2025			2024
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$663,218	$458	0.27%	$551,945	$379	0.27%
Schwab equity and bond funds, ETFs, and CTFs	735,519	132	0.07%	603,314	118	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds	443,660	259	0.23%	354,664	224	0.25%
Other third-party mutual funds and ETFs	618,032	97	0.06%	611,555	106	0.07%
Total mutual funds, ETFs, and CTFs (1)	$2,460,429	$946	0.15%	$2,121,478	$827	0.16%
Managed investing solutions (1)
Fee-based	$654,220	$619	0.38%	$554,726	$559	0.40%
Non-fee-based	127,592	—	—	114,307	—	—
Total managed investing solutions	$781,812	$619	0.31%	$669,033	$559	0.33%
Other balance-based fees (2)	922,030	81	0.03%	795,737	72	0.04%
Other (3)		27			18
Total asset management and administration fees		$1,673			$1,476

Nine Months Ended September 30,
Schwab money market funds	$643,168	$1,318	0.27%	$525,166	$1,072	0.27%
Schwab equity and bond funds, ETFs, and CTFs	685,300	376	0.07%	569,608	337	0.08%
Mutual Fund OneSource and other NTF funds (4)	384,614	699	0.24%	335,813	647	0.26%
Other third-party mutual funds and ETFs (4)	617,441	302	0.07%	606,026	314	0.07%
Total mutual funds, ETFs, and CTFs (1)	$2,330,523	$2,695	0.15%	$2,036,613	$2,370	0.16%
Managed investing solutions (1)
Fee-based	$613,302	$1,777	0.39%	$528,850	$1,572	0.40%
Non-fee-based	122,920	—	—	110,191	—	—
Total managed investing solutions	$736,222	$1,777	0.32%	$639,041	$1,572	0.33%
Other balance-based fees (2)	870,045	233	0.04%	759,645	210	0.04%
Other (3)		68			55
Total asset management and administration fees		$4,773			$4,207
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
(4) The first nine months of 2025 include transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.

Asset management and administration fees increased by $197 million, or 13%, and $566 million, or 13%, in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. These increases were primarily a result of continued growth in Schwab money market funds amid the ongoing elevated interest rate environment. These increases were also due to growth in fee-based managed investing solutions, Mutual Fund OneSource®, and Schwab equity and bond funds, ETFs, and CTFs, reflecting the Company’s asset gathering and net inflows into managed investing solutions, as well as year-over-year equity market appreciation.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. These funds generated 51% and 50% of the asset management and administration fees earned in the third quarter and first nine months of 2025, respectively, compared with 49% in both the third quarter and first nine months of 2024:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Balance at beginning of period	$653,473	$533,586	$689,355	$564,002	$453,919	$344,813
Net inflows (outflows)	6,253	26,829	11,176	13,238	(7,639)	(6,555)
Net market gains (losses) and other	6,696	1,664	45,165	37,537	27,255	19,733
Balance at end of period	$666,422	$562,079	$745,696	$614,777	$473,535	$357,991

Nine Months Ended September 30,
Balance at beginning of period	$596,531	$476,409	$627,166	$506,149	$347,798	$306,222
Net inflows (outflows)	50,163	69,064	36,379	29,751	(22,489)	(17,579)
Net market gains (losses) and other (1)	19,728	16,606	82,151	78,877	148,226	69,348
Balance at end of period	$666,422	$562,079	$745,696	$614,777	$473,535	$357,991
(1) Includes $63.3 billion of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF Funds for the nine months ended September 30, 2025.

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Commissions	$453	$388	17%	$1,315	$1,184	11%
Order flow revenue
Options	299	250	20%	837	740	13%
Equities	191	107	79%	562	326	72%
Total order flow revenue	490	357	37%	1,399	1,066	31%
Principal transactions	52	52	—	141	141	—
Total trading revenue	$995	$797	25%	$2,855	$2,391	19%

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
DATs (in thousands)	7,421	5,697	30%	7,461	5,711	31%
Product as a percentage of DATs
Equities	55%	52%		55%	52%
Derivatives	22%	21%		21%	22%
ETFs	17%	20%		18%	19%
Mutual funds	5%	6%		5%	6%
Fixed income	1%	1%		1%	1%

Number of trading days	63.5	63.5	—	185.5	187.5	(1)%
Revenue per trade (1)	$2.11	$2.20	(4)%	$2.06	$2.23	(8)%
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs multiplied by the number of trading days.

Trading revenue increased $198 million, or 25%, and $464 million, or 19%, in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024, driven by an increase in order flow and commissions revenue reflecting higher volume.

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

The following table presents bank deposit account fee revenue and related information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Bank deposit account fees	$247	$152	63%	$739	$488	51%
Average bank deposit account balances	$80,030	$83,099	(4)%	$82,145	$87,641	(6)%
Average net yield	1.21%	0.72%		1.19%	0.73%
Percentage of average BDA balances designated as:
Fixed-rate balances	77%	87%		78%	88%
Floating-rate balances	23%	13%		22%	12%

Bank deposit account fees increased $95 million, or 63%, and $251 million, or 51%, in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024, primarily due to a decrease in the amount paid to clients as a result of lower interest rates, partially offset by lower average BDA balances. The decrease in average BDA balances in the third quarter and first nine months of 2025 compared to the same periods in 2024 was primarily due to client cash allocation decisions in 2024 in response to elevated short-term market interest rates through most of 2024, as well as the transfer of $3.0 billion of BDA balances to Schwab’s balance sheet in September 2025. Pursuant to the 2023 IDA agreement, after September 10, 2025, Schwab has broader discretion to withdraw balances, subject to certain constraints, as described in Item 1 – Note 10. Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets or pay down borrowings to increase net interest revenue.

Average net yield increased in the third quarter and first nine months of 2025 compared to the same periods in 2024 due to an increase in the average amount of floating-rate BDA balances, which was partially offset by a decrease in the average net yields on fixed-rate and floating-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of September 30, 2025 were 76% and 24%, respectively.

Other Revenue

Other revenue includes industry fees, certain service fees, other gains and losses from the sale of assets, and the provision for credit losses on bank loans.

Other revenue decreased $30 million, or 15%, in the third quarter of 2025 compared to the same period in 2024, primarily due to lower industry fees, partially offset by higher other service fees. Effective May 14, 2025, the SEC decreased the fee rate applicable to most securities transactions to zero from the rate in effect since May 22, 2024. This change resulted in lower industry fees in the third quarter of 2025 compared to the same period in 2024. Other revenue increased $62 million, or 11%, in the first nine months of 2025 compared to the same period in 2024, primarily due to a gain from the sale of an equity investment, higher other service fees, and higher industry fees. Industry fees increased primarily due to higher DATs, partially offset by the decrease in SEC fee rates.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Compensation and benefits
Salaries and wages	$952	$893	7%	$2,802	$2,633	6%
Incentive compensation	424	384	10%	1,187	1,100	8%
Employee benefits and other	277	245	13%	872	777	12%
Total compensation and benefits	$1,653	$1,522	9%	$4,861	$4,510	8%
Professional services	293	256	14%	853	756	13%
Occupancy and equipment	280	271	3%	824	784	5%
Advertising and market development	101	101	—	305	296	3%
Communications	149	147	1%	478	460	4%
Depreciation and amortization	212	231	(8)%	644	692	(7)%
Amortization of acquired intangible assets	127	130	(2)%	385	389	(1)%
Regulatory fees and assessments	59	88	(33)%	225	309	(27)%
Other	240	259	(7)%	731	694	5%
Total expenses excluding interest	$3,114	$3,005	4%	$9,306	$8,890	5%
Expenses as a percentage of total net revenues
Compensation and benefits	27%	31%		28%	32%
Advertising and market development	2%	2%		2%	2%
Full-time equivalent employees (in thousands)
At quarter end	32.7	32.1	2%
Average	32.8	32.3	2%	32.4	32.4	—

Expenses excluding interest increased $109 million, or 4%, and $416 million, or 5%, in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs, increased 5% and 6% in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. There were no acquisition and integration-related costs or restructuring costs in the third quarter and first nine months of 2025.

Total compensation and benefits expense increased in the third quarter and first nine months of 2025 compared to the same periods in 2024, primarily due to annual merit increases, higher incentive compensation, and higher other employee-related costs. Compensation and benefits included a $34 million benefit in the first nine months of 2024 due to a change in estimated restructuring costs. Compensation and benefits also included acquisition and integration-related costs of $9 million and $44 million in the third quarter and first nine months of 2024, respectively.

Professional services expense increased in the third quarter and first nine months of 2025 compared to the same periods in 2024, reflecting overall growth of the business and increased utilization of technology and other professional services. Professional services included acquisition and integration-related costs of $3 million and $32 million in the third quarter and first nine months of 2024, respectively.

Occupancy and equipment expense increased in the third quarter and first nine months of 2025 compared to the same periods in 2024, primarily driven by higher technology equipment and software costs, as well as building expenses, related to growth of the business, and a benefit related to property taxes reflected in 2024.

Advertising and market development expense remained consistent in the third quarter and increased in the first nine months of 2025 compared to the same periods in 2024. In the third quarter of 2025, higher digital advertising costs were largely offset by lower client promotional spending, and the increase in the first nine months of 2025 primarily reflected higher digital advertising costs.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Communications expense increased in the third quarter and first nine months of 2025 compared to the same periods in 2024. The increase in the third quarter was primarily due to higher proxy-related expenses reflecting growth in the business, partially offset by lower printing and telecommunications expenses. The increase in the year-to-date period primarily reflected higher proxy-related expenses and exchange quotation services, partially offset by lower telecommunications expenses.

Depreciation and amortization expense decreased in the third quarter and first nine months of 2025 compared to the same periods in 2024, primarily due to finance lease terminations in 2024 and lower depreciation on equipment due to abandonment of certain data centers in 2024 related to the integration of Ameritrade Holding LLC (Ameritrade Holding) and its consolidated subsidiaries (collectively, Ameritrade). Depreciation and amortization expense included acquisition and integration-related costs of $8 million and $13 million in the third quarter and first nine months of 2024, respectively.

Amortization of acquired intangible assets was largely consistent in the third quarter and first nine months of 2025 compared to the same periods in 2024.

Regulatory fees and assessments decreased in the third quarter and first nine months of 2025 compared to the same periods in 2024. The decrease in the third quarter of 2025 was primarily due to a $13 million reduction in the FDIC special assessment coupled with lower FDIC deposit insurance assessments. The decrease in the first nine months of 2025 was primarily due to a $30 million incremental FDIC special assessment in the first nine months of 2024 and the $13 million reduction in the special assessment in the third quarter of 2025, coupled with lower FDIC deposit insurance assessments reflecting a decrease in brokered CDs and a lower assessment base.

Other expense decreased in the third quarter and increased in the first nine months of 2025 compared to the same periods in 2024. The decrease in the third quarter of 2025 was primarily driven by lower industry fees, partially offset by certain higher costs in 2025 related to growth of the business and increased client trading volume. Effective May 14, 2025, the SEC decreased the fee rate applicable to most securities transactions to zero from the rate in effect since May 22, 2024, resulting in lower industry fees in the third quarter of 2025 compared to the same period in 2024. The increase in the first nine months of 2025 from the same period in 2024 was primarily due to higher industry fees in the first half of the year and certain higher costs resulting from growth of the business and increased trading volume. The increase was also partially offset by a charge recognized in the second quarter of 2024 for the SEC’s industry-wide review of off-channel communications. Other expense included restructuring costs of $13 million in the first nine months of 2024.

Capital expenditures were $152 million and $135 million in the third quarter of 2025 and 2024, respectively, and $444 million and $349 million in the first nine months of 2025 and 2024, respectively. Capital expenditures increased in the third quarter and first nine months of 2025 compared to the same periods in 2024, primarily due to higher investment in purchased software and telecommunications and other equipment, partially offset by lower internally developed software for the year-to-date period. The completion of certain construction projects resulted in a decrease of building-related capital expenditures during the third quarter of 2025. As a result of higher year-to-date total net revenues and lower spending, we now estimate capital expenditures for full-year 2025 will be on the lower end of our previously disclosed expected range of approximately 3-5% of total net revenues.

Taxes on Income

Taxes on income were $663 million and $434 million for the third quarter of 2025 and 2024, respectively, resulting in effective tax rates of 21.9% and 23.6%, respectively. Taxes on income were $1.9 billion and $1.3 billion for the first nine months of 2025 and 2024, respectively, resulting in tax rates of 22.8% and 23.9%, respectively. The decrease in the effective tax rate in the third quarter of 2025 compared to the same period in 2024 was primarily due to a decrease in state taxes and in non-deductible FDIC deposit insurance assessments, partially offset by a decrease in certain tax credits. The decrease in the effective tax rate in the first nine months of 2025 compared to the same period in 2024 was primarily due to a decrease in the state tax rate and in non-deductible FDIC deposit insurance assessments, and an increase in equity compensation tax deduction benefits, partially offset by a decrease in certain tax credits.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following table (1):

	Investor Services			Advisor Services			Total
Three Months Ended September 30,	Percent Change	2025	2024	Percent Change	2025	2024	Percent Change	2025	2024
Net Revenues
Net interest revenue	36%	$2,424	$1,777	41%	$626	$445	37%	$3,050	$2,222
Asset management and administration fees	14%	1,221	1,074	12%	452	402	13%	1,673	1,476
Trading revenue	28%	906	710	2%	89	87	25%	995	797
Bank deposit account fees	66%	196	118	50%	51	34	63%	247	152
Other	(20)%	136	169	10%	34	31	(15)%	170	200
Total net revenues	27%	4,883	3,848	25%	1,252	999	27%	6,135	4,847
Expenses Excluding Interest
Compensation and benefits	10%	$1,284	$1,169	5%	$369	$353	9%	$1,653	$1,522
Professional services	16%	235	202	7%	58	54	14%	293	256
Occupancy and equipment	4%	220	211	—	60	60	3%	280	271
Advertising and market development	2%	60	59	(2)%	41	42	—	101	101
Communications	2%	105	103	—	44	44	1%	149	147
Depreciation and amortization	(8)%	161	175	(9)%	51	56	(8)%	212	231
Amortization of acquired intangible assets	(1)%	104	105	(8)%	23	25	(2)%	127	130
Regulatory fees and assessments	(27)%	51	70	(56)%	8	18	(33)%	59	88
Other	(6)%	207	221	(13)%	33	38	(7)%	240	259
Total expenses excluding interest	5%	2,427	2,315	—	687	690	4%	3,114	3,005
Income before taxes on income	60%	$2,456	$1,533	83%	$565	$309	64%	$3,021	$1,842

Net New Client Assets (in billions) (2)	42%	$52.7	$37.2	52%	$81.7	$53.6	48%	$134.4	$90.8

Nine Months Ended September 30,
Net Revenues
Net interest revenue	29%	$6,826	$5,279	31%	$1,752	$1,334	30%	$8,578	$6,613
Asset management and administration fees	14%	3,479	3,050	12%	1,294	1,157	13%	4,773	4,207
Trading revenue	21%	2,563	2,115	6%	292	276	19%	2,855	2,391
Bank deposit account fees	54%	581	378	44%	158	110	51%	739	488
Other	7%	514	479	27%	126	99	11%	640	578
Total net revenues	24%	13,963	11,301	22%	3,622	2,976	23%	17,585	14,277
Expenses Excluding Interest
Compensation and benefits	8%	$3,760	$3,480	7%	$1,101	$1,030	8%	$4,861	$4,510
Professional services	13%	680	602	12%	173	154	13%	853	756
Occupancy and equipment	6%	647	610	2%	177	174	5%	824	784
Advertising and market development	2%	194	191	6%	111	105	3%	305	296
Communications	5%	338	321	1%	140	139	4%	478	460
Depreciation and amortization	(11)%	488	546	7%	156	146	(7)%	644	692
Amortization of acquired intangible assets	(7)%	314	339	42%	71	50	(1)%	385	389
Regulatory fees and assessments	(24)%	183	240	(39)%	42	69	(27)%	225	309
Other	6%	618	583	2%	113	111	5%	731	694
Total expenses excluding interest	4%	7,222	6,912	5%	2,084	1,978	5%	9,306	8,890
Income before taxes on income	54%	$6,741	$4,389	54%	$1,538	$998	54%	$8,279	$5,387

Net New Client Assets (in billions) (2)	34%	$153.4	$114.9	35%	$187.0	$138.3	34%	$340.4	$253.2
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for the third quarter and nine months ended September 30, 2025, and prior-year amounts have been recast to reflect this new basis of segmentation.
(2) In the third quarter and first nine months of 2025, Investor Services includes net outflows of $3.1 billion and $15.1 billion, respectively, from off-platform brokered CDs issued by CSB. In the third quarter and first nine months of 2024, Investor Services includes net outflows of $4.4 billion and $9.1 billion, respectively, from off-platform brokered CDs issued by CSB and an outflow of $0.1 billion from a large international relationship. Also, in the first nine months of 2024, Investor Services includes an inflow of $10.3 billion from a mutual fund clearing services client.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 27% and 25%, respectively, in the third quarter of 2025, and increased by 24% and 22%, respectively, in the first nine months of 2025, compared to the same periods in 2024. Changes in Schwab’s net revenues were driven by similar factors for both segments in the third quarter and first nine months of 2025 compared to the same periods in 2024. Net interest revenue increased primarily due to reductions in bank supplemental funding, lower average rates paid on funding sources, and growth of bank and margin lending balances, partially offset by lower yields on interest-earning assets. Asset management and administration fees increased primarily as a result of higher balances in money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource®, and, additionally for Investor Services, managed investing solutions. Trading revenue increased primarily due to higher order flow revenue and commission revenue reflecting higher volume. Bank deposit account fees increased primarily due to improved net yields partially offset by lower average BDA balances. Other revenue increased for both segments in the first nine months of 2025, and in the third quarter of 2025 decreased for Investor Services while slightly increasing for Advisor Services. Both segments saw growth in other revenue due to higher industry fees in the first half of 2025, higher other service fees, and a recognized gain on the sale of an equity investment, offset by lower industry fees in the third quarter of 2025.

Segment Expenses Excluding Interest

Investor Services total expenses excluding interest increased by 5% and Advisor Services total expenses excluding interest remained consistent in the third quarter of 2025 compared to the same period in 2024. Investor Services and Advisor Services total expenses excluding interest increased by 4% and 5%, respectively, in the first nine months of 2025 compared to the same periods in 2024. Changes in expenses were driven by similar factors for the two segments in the third quarter and first nine months of 2025 compared to the same periods in 2024. Compensation and benefits expense increased primarily due to annual merit increases, higher incentive compensation, and higher employee-related costs. Professional services expense increased due to overall growth of the business and increased utilization of technology and other professional services. Occupancy and equipment expense increased in the first nine months of 2025 primarily due to higher technology equipment and software costs related to growth of the business and a property tax benefit reflected in 2024, while in the third quarter of 2025, both segments were relatively flat. Regulatory fees and assessments decreased during the third quarter and first nine months of 2025 compared to the same periods in 2024, primarily due to lower FDIC assessments.

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

Net Interest Revenue Simulation

For our net interest revenue sensitivity analysis, we use net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulations include all balance sheet interest rate-sensitive assets and liabilities, and include derivative instruments. Key assumptions include the projection of interest rate scenarios with rate floors, rates and balances of non-maturity client cash held on the balance sheet, prepayment speeds of mortgage-related investments, repricing of financial instruments, and reinvestment of matured or paid-down securities and loans. We use both proprietary and independent third-party models to simulate net interest revenue sensitivity and related analyses. Fixed income analytical vendors provide term structure models, prepayment speed models for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, contractual maturities, and prepayments. The Company’s net interest revenue sensitivity analyses utilize gradual parallel increases/decreases in interest rates over a twelve month period, though we also regularly simulate the effects of non-parallel shifts and instantaneous shifts of interest rates on net interest revenue.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short- and long-term interest rates. Interest-earning assets include investment securities, margin loans, bank loans, cash and investments segregated, and cash and cash equivalents. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we have some ability to manage our net interest spread, depending on competitive factors and market conditions. When we have liquidity needs that exceed our primary sources of funding, the Company has needed to utilize higher-cost funding sources, which can reduce net interest margin and net interest revenue.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table assumes a statically-sized balance sheet with simulated changes to net interest revenue over the next twelve months beginning September 30, 2025 and December 31, 2024 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	September 30, 2025	December 31, 2024
Increase of 200 basis points	8.5%	8.6%
Increase of 100 basis points	4.6%	4.6%
Increase of 50 basis points	2.3%	2.5%
Decrease of 50 basis points	(2.1)%	(2.3)%
Decrease of 100 basis points	(4.2)%	(4.6)%
Decrease of 200 basis points	(8.2)%	(9.3)%

The Company’s simulated incremental increases and decreases in market interest rates had a smaller impact on net interest revenue as of September 30, 2025 compared to December 31, 2024, primarily due to the use of cash flow hedges related to Schwab’s PALs beginning in the second quarter of 2025, and lower cash balances.

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

The following table presents the Company’s estimated effective durations, which reflect anticipated future payments, by category:

	September 30, 2025	September 30, 2024
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	2.0	2.3
AFS investment securities portfolio	2.5	2.3
AFS and HTM investment securities portfolio	4.0	3.9
Pledged asset lines (1)	0.1	—
Long-term debt CSC Senior Notes	2.9	3.4
Estimated effective duration, inclusive of derivatives (2):
Consolidated total assets	2.0	2.3
AFS investment securities portfolio	2.0	2.0
AFS and HTM investment securities portfolio	3.8	3.8
Pledged asset lines (1)	1.3	—
Long-term debt CSC Senior Notes	1.6	3.4
(1) The duration of PALs was less than 0.1 years at September 30, 2024.
(2) See Item 1 – Note 11 for additional discussion of the Company’s derivatives.

AFS and HTM securities comprised approximately 43% and 51% of the Company’s consolidated total assets as of September 30, 2025 and 2024, respectively. The estimated effective duration of the remaining balance sheet assets, excluding the effect of hedging, in aggregate was less than one year as of both September 30, 2025 and 2024.

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

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of September 30, 2025 and December 31, 2024, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Our clients’ bank deposits and brokerage cash balances primarily originate from our 38.0 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of September 30, 2025. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

The following table describes certain external debt facilities available at September 30, 2025:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$850	$75,342	(1)	February 2026	4.11%
Federal Reserve discount window	Banking subsidiaries	—	29,706	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC	3,995	—	(2)	October 2025 - November 2025	4.45%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,692		N/A	—
Unsecured commercial paper	CSC	800	4,200	(3)	October 2025 - November 2025	4.52%
Secured uncommitted lines of credit with various external banks	CS&Co	1,750	—	(4)	December 2025 - January 2026	4.51%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of September 30, 2025. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 9 for additional information.
(2) Secured borrowing capacity is made available based on our borrower’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 12 for additional information.
(3) Outstanding balance of unsecured commercial paper as of September 30, 2025 represents the gross par value before discount of $4 million.
(4) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of September 30, 2025, the Company had additional investment securities with a par value of approximately $99 billion, or a fair value of approximately $93 billion, available to be pledged to obtain additional capacity. Additional details regarding availability and use of these facilities is described below.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition, our banking subsidiaries are counterparties to the Standing Repo Facility with the Federal Reserve Bank of New York; other than de minimis tests performed to satisfy the Federal Reserve Bank of New York’s testing requirements, this facility was not used during the first nine months of 2025 and there were no amounts outstanding at September 30, 2025. CSC maintains standing bilateral repurchase agreements with external banks. Other than de minimis tests, these facilities were not used during the first nine months of 2025 and there were no amounts outstanding under these facilities at September 30, 2025.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s Investor Service (Moody’s), A2 by Standard & Poor’s Rating Group (Standard & Poor’s), and F1 by Fitch Ratings, Inc. (Fitch) at September 30, 2025.

CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. Additionally, CS&Co is able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of September 30, 2025, liabilities for securities loaned totaled $21.7 billion and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheet. As of September 30, 2025, $18.7 billion of securities loaned had overnight and continuous remaining contractual maturities; $3.0 billion of securities loaned had contractual maturities of 35 - 95 days and had a weighted-average interest rate of 4.46%. See Item 1 – Note 12 for additional information on securities lending activities.

CSB issues brokered CDs as a supplemental funding source. The following table provides information about brokered CDs issued by CSB and outstanding as of September 30, 2025:

	Amount Outstanding	Maturity	Weighted-Average Interest Rate
Brokered CDs	$9,936	October 2025 - January 2026	4.21%

Cash Flow Activity

The Company’s cash and cash equivalents decreased $11.5 billion from year-end 2024 to $30.6 billion at September 30, 2025; cash and cash equivalents, including amounts restricted, decreased $10.6 billion from year-end 2024 to $54.9 billion at September 30, 2025. These decreases reflected a reduction of bank supplemental funding of $35.1 billion, maturities of long-term debt of $2.2 billion, repurchases of common and nonvoting common stock for $4.6 billion, and the redemption of Series G preferred stock for $2.5 billion. Bank deposits decreased during the first nine months of 2025 by $20.1 billion primarily due to a decrease of $17.8 billion in brokered CDs and a $1.4 billion decrease in deposits swept from brokerage accounts. The Company reduced FHLB borrowings and other short-term borrowings by a net total of $15.3 billion. Partially offsetting the repayment of borrowings and other financing activities, net investing cash inflows were $25.7 billion, driven by net inflows of $34.1 billion from our AFS and HTM securities partially offset by net outflows of $8.4 billion due to strong growth in bank loans; net cash inflows from operations totaled $10.1 billion.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2024 Form 10-K for additional information. The Company was in compliance with the LCR rule at September 30, 2025, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	September 30, 2025	June 30, 2025
Total eligible HQLA	$53,281	$54,707
Net cash outflows	39,814	38,361
LCR	134%	143%

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

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at September 30, 2025.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $20.2 billion and $22.4 billion at September 30, 2025 and December 31, 2024, respectively.

The following table provides information about our Senior Notes outstanding at September 30, 2025:

September 30, 2025	Par Outstanding	Maturity	Weighted-Average Interest Rate (1)	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$20,119	2026 - 2034	3.66%	A2	A-	A
Ameritrade Holding Senior Notes	81	2027 - 2029	3.13%	A2	A-	—
(1) Weighted-average interest rates presented here exclude the impact of derivatives. See Item 1 – Note 11 for information on the Company’s hedging of Senior Notes.

New Debt Issuances

There were no new debt issuances of senior unsecured obligations in the first nine months of 2025.

Equity Issuances and Redemptions

There were no new issuances of preferred stock in the first nine months of 2025.

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

CAPITAL MANAGEMENT

Schwab seeks to manage capital to a level and composition sufficient to support execution of our business strategy, inclusive of balance sheet growth, financial support to our subsidiaries, sustained access to the capital markets, and regulatory capital requirements. Schwab also seeks to return excess capital to stockholders. We may return excess capital through dividends, repurchases of common shares, preferred stock redemptions, and repurchases of our preferred stock represented by depositary shares. Schwab’s primary sources of capital are funds generated by the operations of subsidiaries and securities issuances by CSC in the capital markets. To ensure that Schwab has sufficient capital to absorb unanticipated losses or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Regulatory Capital Requirements

CSC and certain subsidiaries, including our banking and broker-dealer subsidiaries, are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2024 Form 10-K and in Item 1 – Note 17. As of September 30, 2025, CSC and our banking subsidiaries are considered well capitalized, and CS&Co is in compliance with its net capital requirements.

The following table details the capital ratios for CSC (consolidated) and CSB:

	September 30, 2025		December 31, 2024
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$49,384	$21,328	$48,375	$19,700
Less:
Preferred stock	6,763	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$42,621	$21,328	$39,184	$19,700
Less:
Goodwill, net of associated deferred tax liabilities	$11,720	$13	$11,746	$13
Other intangible assets, net of associated deferred tax liabilities	5,917	—	6,232	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	50	41	50	41
AOCI adjustment (1)	(11,794)	(10,240)	(14,839)	(12,938)
Common Equity Tier 1 Capital	$36,728	$31,514	$35,995	$32,584
Tier 1 Capital	$43,491	$31,514	$45,186	$32,584
Total Capital	43,552	31,537	45,218	32,606
Risk-Weighted Assets	111,898	77,218	113,648	78,134
Average Assets with regulatory adjustments	447,094	253,874	458,119	280,701
Total Leverage Exposure	450,445	256,117	461,200	282,629
Common Equity Tier 1 Capital/Risk-Weighted Assets	32.8%	40.8%	31.7%	41.7%
Tier 1 Capital/Risk-Weighted Assets	38.9%	40.8%	39.8%	41.7%
Total Capital/Risk-Weighted Assets	38.9%	40.8%	39.8%	41.7%
Tier 1 Leverage Ratio	9.7%	12.4%	9.9%	11.6%
Supplementary Leverage Ratio	9.7%	12.3%	9.8%	11.5%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio was 9.7% at September 30, 2025, down slightly from 9.8% at June 30, 2025 and 9.9% at year-end 2024. These changes reflect returns of excess capital, partially offset by organic growth from net income and lower average assets in the third quarter and first nine months of 2025. The Company repurchased $2.7 billion of common stock in the third quarter and $4.6 billion total voting and nonvoting common stock in the first nine months of 2025. The Company also increased its common dividend by 8% to $.27 per share in the first quarter and redeemed its Series G preferred stock for $2.5 billion in the second quarter of 2025. CSB’s Tier 1 Leverage Ratio increased from 12.2% at June 30, 2025 and 11.6% at year-end 2024, ending the third quarter of 2025 at 12.4%, primarily as a result of lower total assets as well as net income during the third quarter and first nine months of 2025.

As a supplemental measure of capital, the Company utilizes an adjusted Tier 1 Leverage Ratio, which is a non-GAAP financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category.

The Company maintains a long-term operating objective for its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00%. As of September 30, 2025, our adjusted Tier 1 Leverage Ratio was 7.3% for CSC (consolidated) and 8.7% for CSB (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results).

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

Cash dividends paid and per share amounts for the first nine months of 2025 and 2024 are as follows:

	2025		2024
Nine Months Ended September 30,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock (1)	$1,477	$.81	$1,379	$.75
Preferred Stock:
Series D (2)	33	44.64	33	44.64
Series F (3)	12	2,500.00	12	2,500.00
Series G (4)	66	2,687.50	99	4,031.25
Series H (2)	67	3,000.00	67	3,000.00
Series I (2)	62	3,000.00	62	3,000.00
Series J (2)	20	33.39	20	33.39
Series K (2)	28	3,750.00	28	3,750.00
(1) The Company had no nonvoting common stock outstanding as of the record date for the Company’s 2025 dividends and accordingly, no dividends were paid on nonvoting common stock during the nine months ended September 30, 2025.
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

CSC repurchased an additional 3.9 million shares of its common stock for $351 million during the three months ended June 30, 2025. These shares were purchased under CSC’s $15.0 billion share repurchase authorization. On July 24, 2025, CSC publicly announced that its Board of Directors terminated the $15.0 billion share repurchase authorization and replaced it with a new authorization to repurchase up to $20.0 billion of common stock. The new share repurchase authorization does not have an expiration date. During the three months ended September 30, 2025, CSC repurchased 28.9 million shares of its common stock under the new authorization for $2.7 billion. As of September 30, 2025, approximately $17.3 billion remained on the new authorization.

There were no repurchases of CSC’s common stock during the three and nine months ended September 30, 2024.

Common stock repurchases, net of issuances, are subject to a nondeductible 1% excise tax which is recognized as a direct and incremental cost associated with these transactions. The tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the condensed consolidated statements of income.

See Item 1 – Note 14 for additional information.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OTHER

Foreign Exposure
At September 30, 2025, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries. At September 30, 2025, the fair value of these holdings totaled $15.0 billion, with the top three exposures being to issuers and counterparties domiciled in France at $8.4 billion, the United Kingdom at $5.1 billion, and Japan at $600 million. At December 31, 2024, the fair value of these holdings totaled $10.6 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $2.1 billion, and Canada at $889 million. In addition, Schwab had outstanding margin loans to foreign residents of $4.2 billion and $3.5 billion at September 30, 2025 and December 31, 2024, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2024 Form 10-K. There have been no changes to critical accounting estimates during the first nine months of 2025.

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

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total expenses excluding interest (GAAP)	$3,114	$3,005	$9,306	$8,890
Amortization of acquired intangible assets	(127)	(130)	(385)	(389)
Acquisition and integration-related costs (1)	—	(23)	—	(97)
Restructuring costs (2)	—	—	—	18
Adjusted total expenses (non-GAAP)	$2,987	$2,852	$8,921	$8,422
(1) There were no acquisition and integration-related costs for the three and nine months ended September 30, 2025. Acquisition and integration-related costs for the three and nine months ended September 30, 2024 primarily consist of $9 million and $44 million of compensation and benefits, $3 million and $32 million of professional services, and $8 million and $13 million of depreciation and amortization.
(2) There were no restructuring costs for the three and nine months ended September 30, 2025 and three months ended September 30, 2024. Restructuring costs for the nine months ended September 30, 2024 reflect a benefit due to a change in estimate of $34 million in compensation and benefits, offset by $3 million of occupancy and equipment expense and $13 million of other expense.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$2,277	$1.26	$1,299	$.71	$6,050	$3.33	$3,761	$2.05
Amortization of acquired intangible assets	127.07		130.07		385.21		389.21
Acquisition and integration-related costs	—	—	23.01		—	—	97.05
Restructuring costs	—	—	—	—	—	—	(18)	(.01)
Income tax effects (1)	(29)	(.02)	(36)	(.02)	(92)	(.05)	(111)	(.05)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$2,375	$1.31	$1,416	$.77	$6,343	$3.49	$4,118	$2.25
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Return on average common stockholders’ equity (GAAP)	21%	14%	20%	14%
Average common stockholders’ equity	$42,655	$36,393	$40,903	$34,895
Less: Average goodwill	(11,951)	(11,951)	(11,951)	(11,951)
Less: Average acquired intangible assets — net	(7,423)	(7,938)	(7,552)	(8,067)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,695	1,735	1,695	1,747
Average tangible common equity	$24,976	$18,239	$23,095	$16,624
Adjusted net income available to common stockholders (1)	$2,375	$1,416	$6,343	$4,118
Return on tangible common equity (non-GAAP)	38%	31%	37%	33%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	September 30, 2025		December 31, 2024
	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	9.7%	12.4%	9.9%	11.6%
Tier 1 Capital	$43,491	$31,514	$45,186	$32,584
Plus: AOCI adjustment	(11,826)	(10,272)	(14,839)	(12,938)
Adjusted Tier 1 Capital	31,665	21,242	30,347	19,646
Average assets with regulatory adjustments	447,094	253,874	458,119	280,701
Plus: AOCI adjustment	(12,176)	(10,613)	(14,831)	(13,037)
Adjusted average assets with regulatory adjustments	$434,918	$243,261	$443,288	$267,664
Adjusted Tier 1 Leverage Ratio (non-GAAP)	7.3%	8.7%	6.8%	7.3%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenues
Interest revenue	$3,956	$3,928	$11,500	$11,686
Interest expense	(906)	(1,706)	(2,922)	(5,073)
Net interest revenue	3,050	2,222	8,578	6,613
Asset management and administration fees	1,673	1,476	4,773	4,207
Trading revenue	995	797	2,855	2,391
Bank deposit account fees	247	152	739	488
Other	170	200	640	578
Total net revenues	6,135	4,847	17,585	14,277
Expenses Excluding Interest
Compensation and benefits	1,653	1,522	4,861	4,510
Professional services	293	256	853	756
Occupancy and equipment	280	271	824	784
Advertising and market development	101	101	305	296
Communications	149	147	478	460
Depreciation and amortization	212	231	644	692
Amortization of acquired intangible assets	127	130	385	389
Regulatory fees and assessments	59	88	225	309
Other	240	259	731	694
Total expenses excluding interest	3,114	3,005	9,306	8,890
Income before taxes on income	3,021	1,842	8,279	5,387
Taxes on income	663	434	1,886	1,285
Net Income	2,358	1,408	6,393	4,102
Preferred stock dividends and other	81	109	343	341
Net Income Available to Common Stockholders	$2,277	$1,299	$6,050	$3,761
Weighted-Average Common Shares Outstanding:
Basic	1,806	1,829	1,815	1,827
Diluted	1,811	1,834	1,820	1,833
Earnings Per Common Shares Outstanding (1):
Basic	$1.26	$.71	$3.33	$2.06
Diluted	$1.26	$.71	$3.33	$2.05
(1) For additional information on earnings per common shares outstanding for both voting and nonvoting common stock, see Note 16.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,358	$1,408	$6,393	$4,102
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	592	2,434	2,270	2,807
Other reclassifications included in other revenue	10	10	50	30
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	545	576	1,644	1,723
Change in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss)	11	—	(4)	—
Reclassifications included in interest revenue	28	—	45	—
Other	(1)	11	5	1
Other comprehensive income (loss), before tax	1,185	3,031	4,010	4,561
Income tax effect	(392)	(713)	(960)	(1,048)
Other comprehensive income (loss), net of tax	793	2,318	3,050	3,513
Comprehensive Income (Loss)	$3,151	$3,726	$9,443	$7,615

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$30,572	$42,083
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $22,245 and $10,075 at September 30, 2025 and December 31, 2024, respectively)	47,754	38,221
Receivables from brokers, dealers, and clearing organizations	4,728	2,440
Receivables from brokerage clients — net	93,788	85,374
Available for sale securities (amortized cost of $66,698 and $89,704 at September 30, 2025 and December 31, 2024, respectively; including assets pledged of $311 and $378, respectively)	62,308	82,994
Held to maturity securities (including assets pledged of $2,047 and $5,920 at September 30, 2025 and December 31, 2024, respectively)	136,693	146,453
Bank loans — net	53,570	45,215
Equipment, office facilities, and property — net	3,136	3,338
Goodwill	11,951	11,951
Acquired intangible assets — net	7,360	7,743
Other assets	13,395	14,031
Total assets	$465,255	$479,843
Liabilities and Stockholders’ Equity
Bank deposits	$239,057	$259,121
Payables to brokers, dealers, and clearing organizations	22,407	13,336
Payables to brokerage clients	115,397	101,559
Accrued expenses and other liabilities	11,420	12,325
Other short-term borrowings	6,541	5,999
Federal Home Loan Bank borrowings	850	16,700
Long-term debt	20,199	22,428
Total liabilities	415,871	431,468
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $6,871 and $9,329 at September 30, 2025 and December 31, 2024, respectively	6,763	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,074,188,875 and 2,023,295,180 shares issued at September 30, 2025 and December 31, 2024, respectively	21	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; no shares issued at September 30, 2025 and 50,893,695 shares issued at December 31, 2024	—	1
Additional paid-in capital	27,910	27,639
Retained earnings	42,170	37,568
Treasury stock, at cost — 287,497,378 and 242,977,194 shares at September 30, 2025 and December 31, 2024, respectively	(15,682)	(11,196)
Accumulated other comprehensive income (loss)	(11,798)	(14,848)
Total stockholders’ equity	49,384	48,375
Total liabilities and stockholders’ equity	$465,255	$479,843

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at June 30, 2024	$9,191	2,023	$20	51	$1	$27,470	$35,458	$(11,251)	$(16,936)	$43,953
Net income	—	—	—	—	—	—	1,408	—	—	1,408
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	2,318	2,318
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.25 per share	—	—	—	—	—	—	(460)	—	—	(460)
Stock option exercises and other	—	—	—	—	—	(6)	—	16	—	10
Share-based compensation	—	—	—	—	—	59	—	—	—	59
Other	—	—	—	—	—	25	—	5	—	30
Balance at September 30, 2024	$9,191	2,023	$20	51	$1	$27,548	$36,303	$(11,230)	$(14,618)	$47,215

Balance at June 30, 2025	$6,763	2,074	$21	—	$—	$27,813	$40,374	$(12,929)	$(12,591)	$49,451
Net income	—	—	—	—	—	—	2,358	—	—	2,358
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	793	793
Dividends declared on preferred stock	—	—	—	—	—	—	(70)	—	—	(70)
Dividends declared on common stock — $.27 per share	—	—	—	—	—	—	(492)	—	—	(492)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,777)	—	(2,777)
Stock option exercises and other	—	—	—	—	—	13	—	19	—	32
Share-based compensation	—	—	—	—	—	56	—	—	—	56
Other	—	—	—	—	—	28	—	5	—	33
Balance at September 30, 2025	$6,763	2,074	$21	—	$—	$27,910	$42,170	$(15,682)	$(11,798)	$49,384

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	4,102	—	—	4,102
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,513	3,513
Dividends declared on preferred stock	—	—	—	—	—	—	(321)	—	—	(321)
Dividends declared on common stock — $.75 per share	—	—	—	—	—	—	(1,379)	—	—	(1,379)
Stock option exercises and other	—	—	—	—	—	(122)	—	175	—	53
Share-based compensation	—	—	—	—	—	249	—	—	—	249
Other	—	—	—	—	—	91	—	(51)	—	40
Balance at September 30, 2024	$9,191	2,023	$20	51	$1	$27,548	$36,303	$(11,230)	$(14,618)	$47,215

Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375
Net income	—	—	—	—	—	—	6,393	—	—	6,393
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,050	3,050
Redemption of preferred stock	(2,428)	—	—	—	—	—	(30)	—	—	(2,458)
Dividends declared on preferred stock	—	—	—	—	—	—	(288)	—	—	(288)
Dividends declared on common stock — $.81 per share	—	—	—	—	—	—	(1,477)	—	—	(1,477)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(3,130)	—	(3,130)
Repurchase of nonvoting common stock, inclusive of tax	—	19	—	(19)	—	—	—	(1,512)	—	(1,512)
Conversion of nonvoting common stock to common stock	—	32	1	(32)	(1)	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(76)	—	217	—	141
Share-based compensation	—	—	—	—	—	237	—	—	—	237
Other	—	—	—	—	—	110	4	(61)	—	53
Balance at September 30, 2025	$6,763	2,074	$21	—	$—	$27,910	$42,170	$(15,682)	$(11,798)	$49,384

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$6,393	$4,102
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	259	267
Depreciation and amortization	644	692
Amortization of acquired intangible assets	385	389
Provision (benefit) for deferred income taxes	397	(163)
Premium amortization, net, on available for sale and held to maturity securities	524	618
Other	525	370
Net change in:
Investments segregated and on deposit for regulatory purposes	(8,671)	(818)
Receivables from brokers, dealers, and clearing organizations	(2,288)	(119)
Receivables from brokerage clients	(8,509)	(5,387)
Other assets	(1,038)	288
Payables to brokers, dealers, and clearing organizations	9,071	9,776
Payables to brokerage clients	13,838	4,378
Accrued expenses and other liabilities	(1,456)	(896)
Net cash provided by (used for) operating activities	10,074	13,497
Cash Flows from Investing Activities
Purchases of available for sale securities	(2,746)	(2,250)
Proceeds from sales of available for sale securities	5,411	2,929
Principal payments on available for sale securities	20,405	19,582
Purchases of held to maturity securities	(676)	—
Principal payments on held to maturity securities	11,707	10,888
Net change in bank loans	(8,426)	(2,935)
Purchases of equipment, office facilities, and property	(390)	(366)
Purchases of FHLB stock	(589)	(786)
Proceeds from sales of FHLB stock	1,262	1,005
Purchases of Federal Reserve stock	(9)	(134)
Proceeds from sales of Federal Reserve stock	8	—
Other investing activities	(268)	(236)
Net cash provided by (used for) investing activities	25,689	27,697
Cash Flows from Financing Activities
Net change in bank deposits	(20,064)	(43,491)
Proceeds from FHLB borrowings	16,760	20,001
Repayments of FHLB borrowings	(32,610)	(23,801)
Proceeds from other short-term borrowings	27,528	18,225
Repayments of other short-term borrowings	(27,023)	(14,185)
Repayments of long-term debt	(2,243)	(3,676)
Redemption of preferred stock	(2,458)	—
Repurchases of common stock and nonvoting common stock	(4,581)	—
Dividends paid	(1,765)	(1,700)
Proceeds from stock options exercised	141	53
Other financing activities	(97)	(90)
Net cash provided by (used for) financing activities	(46,412)	(48,664)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	(10,649)	(7,470)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	65,514	74,473
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$54,865	$67,003

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows (1)
(in Millions)
(Unaudited)

Continued from previous page.

	Nine Months Ended September 30,
	2025	2024
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$54	$(17)
Non-cash financing activity:
Common stock repurchased during the period but settled after period end	$20	$—
Other Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$3,572	$5,213
Income taxes	$955	$1,313
Amounts included in the measurement of lease liabilities	$186	$193
Leased assets obtained in exchange for new operating lease liabilities	$239	$126

	September 30, 2025	September 30, 2024
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (2)
Cash and cash equivalents	$30,572	$34,850
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	24,293	32,153
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$54,865	$67,003
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

The significant accounting policies are included in Item 8 – Note 2 in the 2024 Form 10-K. There have been no significant changes to these accounting policies during the first nine months of 2025.

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
ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”
Removes references to prescriptive and sequential software development stages. Requires an entity to begin capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended.

Adoption allows retrospective, prospective, or modified transition application, with early adoption permitted.
		January 1, 2028 (applies to the annual financial statements and interim periods within those annual reporting periods)	The Company is evaluating the impact of this guidance on its financial statements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
3.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest revenue
Cash and cash equivalents	$264	$369	$897	$1,205
Cash and investments segregated	494	345	1,412	1,014
Receivables from brokerage clients	1,490	1,431	4,204	4,042
Available for sale securities	360	531	1,198	1,680
Held to maturity securities	587	650	1,811	1,998
Bank loans	557	484	1,568	1,384
Securities lending revenue	183	87	339	258
Other interest revenue	21	31	71	105
Interest revenue	3,956	3,928	11,500	11,686
Bank deposits	(248)	(841)	(1,010)	(2,602)
Payables to brokers, dealers, and clearing organizations (1)	(188)	(118)	(492)	(230)
Payables to brokerage clients	(97)	(79)	(217)	(229)
Other short-term borrowings	(87)	(150)	(256)	(382)
Federal Home Loan Bank borrowings	(79)	(310)	(322)	(988)
Long-term debt	(207)	(208)	(625)	(640)
Other interest expense	—	—	—	(2)
Interest expense	(906)	(1,706)	(2,922)	(5,073)
Net interest revenue	3,050	2,222	8,578	6,613
Asset management and administration fees
Mutual funds, ETFs, and CTFs	946	827	2,695	2,370
Managed investing solutions	619	559	1,777	1,572
Other	108	90	301	265
Asset management and administration fees	1,673	1,476	4,773	4,207
Trading revenue
Commissions	453	388	1,315	1,184
Order flow revenue	490	357	1,399	1,066
Principal transactions	52	52	141	141
Trading revenue	995	797	2,855	2,391
Bank deposit account fees	247	152	739	488
Other	170	200	640	578
Total net revenues	$6,135	$4,847	$17,585	$14,277
(1) Beginning in the fourth quarter of 2024, this line item includes interest expense related to securities loaned. Prior period amounts have been reclassified to reflect this change. See Note 1 for additional information.

For a summary of revenue provided by our reportable segments, see Note 18. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances: Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $823 million and $694 million at September 30, 2025 and December 31, 2024, respectively.

The Company had net contract assets of $199 million and $216 million at September 30, 2025 and December 31, 2024, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 10.

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

4.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are detailed below:

	September 30, 2025	December 31, 2024
Receivables
Securities borrowed	$2,342	$695
Receivables from clearing organizations	2,313	1,670
Receivables for securities failed to deliver	45	40
Other receivables from broker-dealers	28	35
Receivables from brokers, dealers, and clearing organizations	$4,728	$2,440
Payables
Deposits for securities loaned	$21,690	$13,068
Payables for securities failed to receive	262	104
Other payables to broker-dealers	240	37
Payables to clearing organizations	215	127
Payables to brokers, dealers, and clearing organizations	$22,407	$13,336

See Note 12 for additional information regarding securities lending and borrowing activities.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
5.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$48,011	$—	$3,555	$44,456
U.S. Treasury securities	8,009	3	226	7,786
Corporate debt securities (1)	5,502	—	411	5,091
Asset-backed securities (2)	4,429	—	148	4,281
U.S. state and municipal securities	597	—	35	562
Non-agency commercial mortgage-backed securities	121	—	8	113
Other	21	—	2	19
Unallocated portfolio layer method (PLM) fair value basis adjustments (3)	8	—	8	—
Total available for sale securities	$66,698	$3	$4,393	$62,308
Held to maturity securities
U.S. agency mortgage-backed securities	$136,693	$1,672	$10,106	$128,259
Total held to maturity securities	$136,693	$1,672	$10,106	$128,259

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$57,262	$—	$5,429	$51,833
U.S. Treasury securities	14,939	1	471	14,469
Corporate debt securities (1)	10,166	—	587	9,579
Asset-backed securities (2)	6,106	—	196	5,910
U.S. state and municipal securities	603	—	54	549
Foreign government agency securities	533	—	6	527
Non-agency commercial mortgage-backed securities	121	—	12	109
Other	21	—	3	18
Unallocated PLM fair value basis adjustments (3)	(47)	—	(47)	—
Total available for sale securities	$89,704	$1	$6,711	$82,994
Held to maturity securities
U.S. agency mortgage-backed securities	$146,453	$146	$13,994	$132,605
Total held to maturity securities	$146,453	$146	$13,994	$132,605
(1) As of September 30, 2025 and December 31, 2024, approximately 15% and 35%, respectively, of the total AFS in corporate debt securities were issued by institutions in the financial services industry. Approximately 25% and 16% of the holdings of these securities were issued by institutions in the information technology industry as of September 30, 2025 and December 31, 2024, respectively. Approximately 24% and 18% of the holdings of these securities were issued by companies in the consumer staples industry as of September 30, 2025 and December 31, 2024, respectively.
(2) Approximately 71% and 62% of asset-backed securities held as of September 30, 2025 and December 31, 2024, respectively, were Federal Family Education Loan Program Asset-Backed Securities. Asset-backed securities collateralized by credit card receivables represented approximately 21% and 25% of the asset-backed securities held as of September 30, 2025 and December 31, 2024, respectively.
(3) This represents the amount of PLM fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 11 for more information on PLM hedge accounting.

At September 30, 2025, our banking subsidiaries had pledged investment securities with a fair value of $60.7 billion (collateral value of $56.3 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 9). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $30.8 billion (collateral value of $29.7 billion) as collateral for this facility at September 30, 2025. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.7 billion at September 30, 2025.

At September 30, 2025, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions and the FICC. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $4.1 billion, of which $2.0 billion may be sold, repledged, or otherwise used by the counterparties. See Notes 9 and 12 for additional information on these repurchase agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
At September 30, 2025, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $311 million as initial margin on interest rate swaps (see Notes 11 and 12). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities (1)	$4	$—	$44,416	$3,555	$44,420	$3,555
U.S. Treasury securities (1)	757	—	5,380	226	6,137	226
Corporate debt securities	—	—	5,092	411	5,092	411
Asset-backed securities (1)	114	—	4,164	148	4,278	148
U.S. state and municipal securities	27	3	535	32	562	35
Non-agency commercial mortgage-backed securities	—	—	113	8	113	8
Other	—	—	19	2	19	2
Total (2)	$902	$3	$59,719	$4,382	$60,621	$4,385

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$—	$—	$51,833	$5,429	$51,833	$5,429
U.S. Treasury securities (1)	243	—	12,727	471	12,970	471
Corporate debt securities	—	—	9,579	587	9,579	587
Asset-backed securities (1)	12	—	5,888	196	5,900	196
U.S. state and municipal securities	—	—	549	54	549	54
Foreign government agency securities	—	—	527	6	527	6
Non-agency commercial mortgage-backed securities	—	—	109	12	109	12
Other	—	—	18	3	18	3
Total (2)	$255	$—	$81,230	$6,758	$81,485	$6,758
(1) Unrealized losses less than 12 months amounts were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $8 million and $(47) million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2024 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the nine months ended September 30, 2025 and the year ended December 31, 2024. None of the Company’s AFS securities held as of September 30, 2025 and December 31, 2024 had an allowance for credit losses. All HTM securities as of September 30, 2025 and December 31, 2024 were U.S. agency mortgage-backed securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $372 million and $455 million of accrued interest for AFS and HTM securities as of September 30, 2025 and December 31, 2024, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the nine months ended September 30, 2025, or for the year ended December 31, 2024.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at September 30, 2025:

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

The maturities of AFS and HTM investment securities are as follows:

September 30, 2025	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,433	$7,445	$14,476	$21,102	$44,456
U.S. Treasury securities	4,021	3,765	—	—	7,786
Corporate debt securities	877	3,744	470	—	5,091
Asset-backed securities	132	1,001	446	2,702	4,281
U.S. state and municipal securities	2	231	318	11	562
Non-agency commercial mortgage-backed securities	—	—	—	113	113
Other	—	—	—	19	19
Total fair value	$6,465	$16,186	$15,710	$23,947	$62,308
Total amortized cost (1)	$6,543	$17,192	$16,981	$25,974	$66,690
Held to maturity securities
U.S. agency mortgage-backed securities	$588	$19,789	$26,519	$81,363	$128,259
Total fair value	$588	$19,789	$26,519	$81,363	$128,259
Total amortized cost	$592	$20,357	$27,439	$88,305	$136,693
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $8 million at September 30, 2025.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Proceeds	$1,206	$886	$5,411	$2,929
Gross realized gains	—	—	—	—
Gross realized losses	10	10	50	30

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

September 30, 2025	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans – net
Residential real estate:
First Mortgages (1,2)	$29,304	$18	$6	$33	$57	$29,361	$15	$29,346
HELOCs (1,2)	417	1	—	3	4	421	1	420
Total residential real estate	29,721	19	6	36	61	29,782	16	29,766
Pledged asset lines	23,380	4	3	3	10	23,390	—	23,390
Other	419	—	—	1	1	420	6	414
Total bank loans	$53,520	$23	$9	$40	$72	$53,592	$22	$53,570

December 31, 2024
Residential real estate:
First Mortgages (1,2)	$27,321	$37	$6	$25	$68	$27,389	$14	$27,375
HELOCs (1,2)	421	—	—	3	3	424	1	423
Total residential real estate	27,742	37	6	28	71	27,813	15	27,798
Pledged asset lines	17,010	8	—	6	14	17,024	—	17,024
Other	398	—	—	1	1	399	6	393
Total bank loans	$45,150	$45	$6	$35	$86	$45,236	$21	$45,215
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $125 million and $112 million at September 30, 2025 and December 31, 2024, respectively.
(2) At September 30, 2025 and December 31, 2024, 41% and 42%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2025 or December 31, 2024.

At September 30, 2025, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 9).

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at June 30, 2024	$14	$1	$15	$—	$5	$20
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Balance at September 30, 2024	$14	$1	$15	$—	$5	$20

Balance at June 30, 2025	$15	$1	$16	$—	$6	$22
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Balance at September 30, 2025	$15	$1	$16	$—	$6	$22

Balance at December 31, 2023	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(18)	(1)	(19)	—	1	(18)
Balance at September 30, 2024	$14	$1	$15	$—	$5	$20

Balance at December 31, 2024	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	—	1
Balance at September 30, 2025	$15	$1	$16	$—	$6	$22

Consistent with Schwab’s loan charge-off policy for PALs as disclosed in Item 8 – Note 2 of the 2024 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of September 30, 2025, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of September 30, 2025 and December 31, 2024, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy saw lower hiring, a modest inflation gain at the end of the third quarter of 2025, and continued to face a moderately restrictive monetary policy and geopolitical unrest amid a backdrop of elevated uncertainty relating to economic impacts of emerging trade policy. Management’s macroeconomic outlook reflects sustained current benchmark lending rates, with a softening labor market and modest home price appreciation. Though higher mortgage rates are easing demand and reducing borrower affordability, we expect constrained housing supply to keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain very strong. As a result of these factors, we held projected loss rates constant at September 30, 2025, as compared to December 31, 2024.

Bank loan-related nonperforming assets consisted of nonaccrual loans of $40 million and $35 million at September 30, 2025 and December 31, 2024, respectively. Nonaccrual loans include nonaccrual troubled debt restructurings recorded prior to the adoption of ASU 2022-02, “Financial Instruments — Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. At both September 30, 2025 and December 31, 2024, loan modifications to borrowers experiencing financial difficulty were not material.

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

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	pre-2021	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$—	$3	$1	$1	$5	$—	$—	$—
620 – 679	19	23	4	24	28	22	120	—	1	1
680 – 739	363	306	230	680	1,032	513	3,124	50	25	75
≥740	3,716	2,777	1,667	4,631	9,274	4,047	26,112	251	94	345
Total	$4,098	$3,106	$1,901	$5,338	$10,335	$4,583	$29,361	$301	$120	$421
Origination LTV
≤70%	$2,738	$2,130	$1,286	$3,960	$8,990	$3,753	$22,857	$284	$84	$368
>70% – ≤90%	1,360	976	615	1,378	1,345	829	6,503	17	35	52
>90% – ≤100%	—	—	—	—	—	1	1	—	1	1
Total	$4,098	$3,106	$1,901	$5,338	$10,335	$4,583	$29,361	$301	$120	$421
Updated FICO
<620	$3	$4	$5	$26	$28	$23	$89	$3	$4	$7
620 – 679	36	34	34	64	103	64	335	6	6	12
680 – 739	355	248	167	491	790	352	2,403	41	20	61
≥740	3,704	2,820	1,695	4,757	9,414	4,144	26,534	251	90	341
Total	$4,098	$3,106	$1,901	$5,338	$10,335	$4,583	$29,361	$301	$120	$421
Estimated Current LTV (1)
≤70%	$2,567	$2,205	$1,552	$4,796	$10,225	$4,570	$25,915	$298	$120	$418
>70% – ≤90%	1,527	901	345	534	109	13	3,429	3	—	3
>90% – ≤100%	4	—	4	8	1	—	17	—	—	—
Total	$4,098	$3,106	$1,901	$5,338	$10,335	$4,583	$29,361	$301	$120	$421
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.05%	0.11%	0.14%	0.11%	0.24%	0.11%	0.06%	2.01%	0.71%
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

At September 30, 2025, $25.1 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 24% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 71% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At September 30, 2025 and December 31, 2024, Schwab had $211 million and $171 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

September 30, 2025	Balance
Converted to an amortizing loan by period end (1)	$120
Within 1 year	15
> 1 year – 3 years	38
> 3 years – 5 years	48
> 5 years	200
Total	$421
(1) Includes $3 million and $11 million of HELOCs converted to amortizing loans during the three and nine months ended September 30, 2025, respectively.

At September 30, 2025, $328 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At September 30, 2025, the borrowers on approximately 64% of HELOC loan balances outstanding only paid the minimum amount due.

7.    Variable Interest Entities
As of September 30, 2025 and December 31, 2024, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended September 30, 2025 and 2024, CSB recorded amortization of $48 million and $37 million, respectively, and recognized tax credits and other tax benefits of $62 million and $48 million, respectively, associated with these investments. During the nine months ended September 30, 2025 and 2024, CSB recorded amortization of $142 million and $117 million, respectively, and recognized tax credits and other tax benefits of $188 million and $150 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	September 30, 2025			December 31, 2024
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$2,032	$1,109	$2,032	$1,729	$947	$1,729
Other investments (2)	248	—	341	224	—	340
Total	$2,280	$1,109	$2,373	$1,953	$947	$2,069
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2025 and 2028. During the nine months ended September 30, 2025 and year ended December 31, 2024, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
8.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	September 30, 2025	December 31, 2024
Interest-bearing deposits:
Deposits swept from brokerage accounts	$209,205	$210,575
Checking	15,124	15,593
Time certificates of deposit (1)	9,936	27,701
Savings and other	3,569	4,015
Total interest-bearing deposits	237,834	257,884
Non-interest-bearing deposits	1,223	1,237
Total bank deposits	$239,057	$259,121
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at September 30, 2025 and December 31, 2024 were 4.21% and 4.90%, respectively. As of September 30, 2025 and December 31, 2024, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at September 30, 2025 mature between October 2025 and January 2026.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of September 30, 2025 and December 31, 2024:

	Date of Issuance	Principal Amount Outstanding
		September 30, 2025	December 31, 2024
CSC Fixed-rate Senior Notes:
3.000% due March 10, 2025	03/10/15	$—	$375
4.200% due March 24, 2025	03/24/20	—	600
3.625% due April 1, 2025	09/24/21	—	418
3.850% due May 21, 2025	05/22/18	—	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes:
5.643% due May 19, 2029 (1)	05/19/23	1,200	1,200
6.196% due November 17, 2029 (2)	11/17/23	1,300	1,300
5.853% due May 19, 2034 (3)	05/19/23	1,300	1,300
6.136% due August 24, 2034 (4)	08/24/23	1,350	1,350
Total CSC Senior Notes		20,119	22,262
Ameritrade Holding Fixed-rate Senior Notes:
3.625% due April 1, 2025	10/22/14	—	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding Senior Notes		81	163
Finance lease liabilities		30	49
Unamortized premium — net		37	54
Debt issuance costs		(74)	(93)
Fair value hedging basis adjustments (5)		6	(7)
Total long-term debt		$20,199	$22,428
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Annual maturities on all long-term debt outstanding at September 30, 2025 are as follows:

Maturities
2025	$5
2026	4,112
2027	3,463
2028	1,950
2029	4,200
Thereafter	6,500
Total maturities	20,230
Unamortized premium — net	37
Debt issuance costs	(74)
Fair value hedging basis adjustments (1)	6
Total long-term debt	$20,199
(1) This represents the amount of fair value hedge basis adjustments related to long-term debt hedged. See Note 11 for more information on hedging of long-term debt.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $850 million and $16.7 billion outstanding under these facilities as of September 30, 2025 and December 31, 2024, respectively, and these borrowings had a weighted-average interest rate of 4.11% and 5.11%, respectively. As of September 30, 2025 and December 31, 2024, the collateral pledged provided additional borrowing capacity of $75.3 billion and $59.8 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at September 30, 2025 and December 31, 2024 were $6.5 billion and $6.0 billion, respectively, and had a weighted-average interest rate of 4.48% and 5.21%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $4.0 billion and $5.5 billion outstanding pursuant to such repurchase agreements at September 30, 2025 and December 31, 2024, respectively. Repurchase agreements outstanding at September 30, 2025 mature between October 2025 and November 2025.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of September 30, 2025 and December 31, 2024, our collateral pledged provided total borrowing capacity of $29.7 billion and $30.5 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There was $800 million gross par value before discount of $4 million outstanding at September 30, 2025, and no amounts outstanding at December 31, 2024. CSC and CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.7 billion; no amounts were outstanding as of September 30, 2025 or December 31, 2024.

CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements, under which there was $1.8 billion and $500 million outstanding at September 30, 2025 and December 31, 2024, respectively.

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at September 30, 2025 are as follows:

	2025	2026	Total
FHLB borrowings	$—	$850	$850
Other short-term borrowings	5,541	1,000	6,541
Total	$5,541	$1,850	$7,391

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
10.    Commitments and Contingencies

Loan portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $1.7 billion and $1.1 billion during the third quarter of 2025 and 2024, respectively, and $4.4 billion and $2.6 billion during the first nine months of 2025 and 2024, respectively. CSB purchased HELOCs with commitments of $52 million and $38 million during the third quarter of 2025 and 2024, respectively, and $181 million and $121 million during the first nine months of 2025 and 2024, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	September 30, 2025	December 31, 2024
Commitments to extend credit related to unused HELOCs and other lines of credit	$1,819	$1,895
Commitments to purchase First Mortgage loans	1,215	511
Total	$3,034	$2,406

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

The 2023 IDA agreement extends the term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain certain minimum and maximum insured deposit account balances (IDA balances). Pursuant to the terms of the agreement, after September 10, 2025, withdrawals of IDA balances are permitted at Schwab’s discretion, subject to an obligation to maintain IDA balances above a minimum of $60 billion, with a maximum of $90 billion. In accordance with the agreement, in September 2025, Schwab moved $3.0 billion of IDA balances to its balance sheet.

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

As of September 30, 2025, the total ending IDA balance was $78.6 billion, of which $59.7 billion was fixed-rate obligation amounts and $18.9 billion was floating-rate obligation amounts. As of December 31, 2024, the total ending IDA balance was $87.6 billion, of which $66.6 billion was fixed-rate obligation amounts and $21.0 billion was floating-rate obligation amounts.

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $40.8 billion and $30.9 billion at September 30, 2025 and December 31, 2024, respectively, that were designated as fair value hedges of interest rate risk. The notional amount is the basis upon which the pay-fixed/receive-float and receive-fixed/pay-float payments are determined; however, the amount is not exchanged.

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $16.1 billion at September 30, 2025 that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$—	$—	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Derivative assets and liabilities as of September 30, 2025 and December 31, 2024 were less than $500 thousand.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of September 30, 2025, there was a $69 million reduction of derivative assets and a $139 million reduction of derivative liabilities related to variation margin settlements. As of December 31, 2024, there was a $295 million reduction of derivative assets and a $10 million reduction of derivative liabilities related to variation margin settlements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Effects of Fair Value Hedge Accounting

The following amounts are included on the condensed consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Line item in which the hedged item is included:
Available for sale securities (1,2)	$14,389	$15,686	$113	$(292)
Long-term debt (3)	$(18,733)	$(14,908)	$—	$7
(1) Includes the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.6 billion and $2.5 billion, respectively, of which $2.1 billion and $2.0 billion was designated in a portfolio layer hedging relationship at September 30, 2025 and December 31, 2024, respectively. The cumulative basis adjustments associated with these hedging relationships were an increase of $8 million and a reduction of $47 million of the amortized cost basis of the closed portfolios at September 30, 2025 and December 31, 2024, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $141 million at September 30, 2025 and $2 million at December 31, 2024, which are recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.
(3) Excludes the carrying amount and fair value hedging adjustment of long-term debt for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for long-term debt was an increase of the carrying amount of $5 million at September 30, 2025, which is recorded in long-term debt on the condensed consolidated balance sheets and amortized to interest expense over the lives of the borrowings.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue		Interest Expense
Three Months Ended September 30,	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships:
Hedged items	$(3)	$216	$4	$—
Derivatives designated as hedging instruments (1)	3	(214)	(4)	—

Nine Months Ended September 30,	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships:
Hedged items	$252	$19	$(12)	$—
Derivatives designated as hedging instruments (1)	(252)	(19)	14	—
(1) Interest revenue excludes net income (expense) from periodic interest accruals and receipts (payments) of $2 million and $34 million for the three and nine months ended September 30, 2025, respectively, and $20 million and $36 million for the three and nine months ended September 30, 2024, respectively. Interest expense excludes net income (expense) from periodic interest accruals and receipts (payments) of $(20) million and $(44) million, respectively, for the three and nine months ended September 30, 2025. We began designating swaps as fair value hedges of Senior Notes in the fourth quarter of 2024. As such, there was no impact to interest expense from periodic interest accruals and receipts (payments) for the three and nine months ended September 30, 2024.

Effects of Cash Flow Hedge Accounting

The table below presents the effect of the Company’s interest rate swaps designated as cash flow hedges on AOCI and the condensed consolidated statements of income:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Gain (loss) recognized in other comprehensive income (1)	$11	$(4)
Gain (loss) reclassified from AOCI to interest revenue	(28)	(45)
(1) Included in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income.

For the twelve months following September 30, 2025, the Company estimates that an additional $11 million will be reclassified from AOCI as a reduction to interest revenue.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
12.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For Schwab to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. Schwab’s resale agreements as of September 30, 2025 and December 31, 2024 were not subject to master netting arrangements.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of cash to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $2.3 billion and $674 million at September 30, 2025 and December 31, 2024, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, amounts related to securities loaned and securities borrowed are presented gross in the condensed consolidated balance sheets.

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
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents information about our interest rate swaps, resale agreements, securities lending, repurchase agreements, and other activity depicting the potential effect of rights of setoff between these recognized assets and liabilities:

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
September 30, 2025
Assets
Resale agreements (1)	$22,245	$—	$22,245	$—	$(22,245)	(2)	$—
Securities borrowed (3)	2,342	—	2,342	(1,615)	(713)		14
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$24,587	$—	$24,587	$(1,615)	$(22,958)		$14
Liabilities
Repurchase agreements (6)	$3,995	$—	$3,995	$—	$(3,995)		$—
Securities loaned (7)	21,690	—	21,690	(1,615)	(19,449)		626
Secured short-term borrowings (8)	1,750	—	1,750	—	(1,750)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$27,435	$—	$27,435	$(1,615)	$(25,194)		$626

December 31, 2024
Assets
Resale agreements (1)	$10,075	$—	$10,075	$—	$(10,075)	(2)	$—
Securities borrowed (3)	695	—	695	(617)	(77)		1
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$10,770	$—	$10,770	$(617)	$(10,152)		$1
Liabilities
Repurchase agreements (6)	$5,499	$—	$5,499	$—	$(5,499)		$—
Securities loaned (7)	13,068	—	13,068	(617)	(11,795)		656
Secured short-term borrowings (8)	500	—	500	—	(500)		—
Interest rate swaps (4)	—	—	—	—	—	(5)	—
Total	$19,067	$—	$19,067	$(617)	$(17,794)		$656
(1) Included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.
(2) Actual collateral was greater than or equal to the value of the related assets. At September 30, 2025 and December 31, 2024, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $22.7 billion and $10.3 billion, respectively.
(3) Included in receivables from brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.
(4) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Derivative assets and liabilities as of September 30, 2025 and December 31, 2024 were less than $500 thousand.
(5) At September 30, 2025 and December 31, 2024, the fair value of initial margin pledged as collateral related to interest rate swaps was $311 million and $378 million, respectively. See Notes 5 and 11 for additional information.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. Actual collateral value was greater than or equal to the value of the related liabilities. At September 30, 2025 and December 31, 2024, the fair value of collateral pledged in connection with repurchase agreements was $4.2 billion and $5.9 billion, respectively. See Note 9 for additional information.
(7) Included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets. Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At September 30, 2025, $18.7 billion of securities loaned had overnight and continuous remaining contractual maturities and $3.0 billion of securities loaned had contractual maturities of 35 - 95 days. At December 31, 2024, $8.8 billion of securities loaned had overnight and continuous remaining contractual maturities and $4.3 billion of securities loaned had contractual maturities of 35 - 95 days. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at September 30, 2025 and December 31, 2024.
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

	September 30, 2025	December 31, 2024
Fair value of client securities available to be pledged	$134,727	$116,258
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$41,004	$24,011
Fulfillment of client short sales	12,117	5,179
Securities lending to other broker-dealers	20,768	12,282
Collateral for secured short-term borrowings	2,048	618
Total collateral pledged to third parties	$75,937	$42,090
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $237 million and $105 million at September 30, 2025 and December 31, 2024, respectively.
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

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2024 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at September 30, 2025 or December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

September 30, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$10,954	$—	$—	$10,954
Total cash equivalents	10,954	—	—	10,954
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	22,910	—	22,910
Total investments segregated and on deposit for regulatory purposes	—	22,910	—	22,910
Available for sale securities:
U.S. agency mortgage-backed securities	—	44,456	—	44,456
U.S. Treasury securities	—	7,786	—	7,786
Corporate debt securities	—	5,091	—	5,091
Asset-backed securities	—	4,281	—	4,281
U.S. state and municipal securities	—	562	—	562
Non-agency commercial mortgage-backed securities	—	113	—	113
Other	—	19	—	19
Total available for sale securities	—	62,308	—	62,308
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,637	106	—	1,743
Mutual funds and ETFs	1,219	—	—	1,219
State and municipal debt obligations	—	38	—	38
U.S. government securities	—	13	—	13
Total other securities owned	2,856	157	—	3,013
Total other assets	2,856	157	—	3,013
Total assets	$13,810	$85,375	$—	$99,185
Accrued expenses and other liabilities:
Other	$2,647	$35	$—	$2,682
Total accrued expenses and other liabilities	2,647	35	—	2,682
Total liabilities	$2,647	$35	$—	$2,682

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

September 30, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$19,618	$19,618	$—	$—	$19,618
Cash and investments segregated and on deposit for regulatory purposes	24,729	2,594	22,135	—	24,729
Receivables from brokers, dealers, and clearing organizations	4,728	—	4,728	—	4,728
Receivables from brokerage clients — net	93,754	—	93,754	—	93,754
Held to maturity securities:
U.S. agency mortgage-backed securities	136,693	—	128,259	—	128,259
Total held to maturity securities	136,693	—	128,259	—	128,259
Bank loans — net:
First Mortgages	29,346	—	27,134	—	27,134
HELOCs	420	—	438	—	438
Pledged asset lines	23,390	—	23,390	—	23,390
Other	414	—	413	—	413
Total bank loans — net	53,570	—	51,375	—	51,375
Other assets	723	—	723	—	723
Liabilities
Bank deposits	$239,057	$—	$239,057	$—	$239,057
Payables to brokers, dealers, and clearing organizations	22,407	—	22,407	—	22,407
Payables to brokerage clients	115,397	—	115,397	—	115,397
Accrued expenses and other liabilities	1,359	—	1,359	—	1,359
Other short-term borrowings	6,541	—	6,541	—	6,541
Federal Home Loan Bank borrowings	850	—	850	—	850
Long-term debt	20,169	—	20,002	—	20,002

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

CSC repurchased an additional 3.9 million shares of its common stock for $351 million during the three months ended June 30, 2025. These shares were purchased under CSC’s $15.0 billion share repurchase authorization. On July 24, 2025, CSC publicly announced that its Board of Directors terminated the $15.0 billion share repurchase authorization and replaced it with a new authorization to repurchase up to $20.0 billion of common stock. The new share repurchase authorization does not have an expiration date. During the three months ended September 30, 2025, CSC repurchased 28.9 million shares of its common stock under the new authorization for $2.7 billion. As of September 30, 2025 approximately $17.3 billion remained on the new authorization.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
There were no repurchases of CSC’s common stock during the three and nine months ended September 30, 2024.

Common stock repurchases, net of issuances, are subject to a nondeductible excise tax which is recognized as a direct and incremental cost associated with these transactions. The tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the condensed consolidated statements of income.

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

There were no redemptions of CSC’s preferred stock during the three and nine months ended September 30, 2024.

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at September 30, 2025	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating-Rate	Margin Over Reset / Floating-Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	September 30, 2025 (1)	December 31, 2024 (1)		September 30, 2025	December 31, 2024	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (5)	2.575%
Series G (2)	—	24,580	—	—	2,428	04/30/20	—	—	—	—	—
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (4)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (4)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,405,205	1,429,785		$6,763	$9,191
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
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series D (1)	$11.2	$14.88	$11.2	$14.88	$33.5	$44.64	$33.5	$44.64
Series F (2)	—	—	—	—	12.2	2,500.00	12.2	2,500.00
Series G (3)	—	—	33.0	1,343.75	66.0	2,687.50	99.0	4,031.25
Series H (1)	22.2	1,000.00	22.2	1,000.00	66.7	3,000.00	66.7	3,000.00
Series I (1)	20.6	1,000.00	20.6	1,000.00	61.8	3,000.00	61.8	3,000.00
Series J (1)	6.7	11.13	6.7	11.13	20.1	33.39	20.1	33.39
Series K (1)	9.3	1,250.00	9.3	1,250.00	28.1	3,750.00	28.1	3,750.00
Total	$70.0		$103.0		$288.4		$321.4
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
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
15.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at June 30, 2024	$(16,936)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $577	1,857
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $134	442
Other (1)	11
Balance at September 30, 2024	$(14,618)

Balance at June 30, 2025	$(12,591)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $173	419
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $207	338
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $3	8
Reclassifications included in interest revenue, net of tax expense (benefit) of $7	21
Other (1)	(1)
Balance at September 30, 2025	$(11,798)

Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $654	2,153
Other reclassifications included in other revenue, net of tax expense (benefit) of $7	23
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $387	1,336
Other (1)	1
Balance at September 30, 2024	$(14,618)

Balance at December 31, 2024	$(14,848)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $542	1,728
Other reclassifications included in other revenue, net of tax expense (benefit) of $12	38
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $396	1,248
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(1)	(3)
Reclassifications included in interest revenue, net of tax expense (benefit) of $11	34
Other (1)	5
Balance at September 30, 2025	$(11,798)
(1) Tax expense (benefit) was less than $500 thousand.

As of September 30, 2025, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $8.5 billion net of tax effect ($11.1 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Earnings Per Common Share

As described in Note 14, TD Bank disposed of all of its common shares of CSC during the first quarter of 2025, including its holdings of nonvoting common stock. As of February 12, 2025, the Company had no remaining nonvoting common stock outstanding and accordingly, no dividends were paid on nonvoting common stock during the nine months ended September 30, 2025.

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

The computations of basic and diluted EPS for common stock and nonvoting common stock for the three and nine months ended September 30, 2025 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025			2025
	Common Stock	Nonvoting Common Stock	Consolidated Common Stock	Common Stock	Nonvoting Common Stock	Consolidated Common Stock
Basic earnings per share:
Numerator
Net income	$2,358	$—	$2,358	$6,373	$20	$6,393
Preferred stock dividends and other (1)	(81)	—	(81)	(342)	(1)	(343)
Net income available to common stockholders	$2,277	$—	$2,277	$6,031	$19	$6,050
Denominator
Weighted-average common shares outstanding — basic	1,806	—	1,806	1,807	51	1,815
Basic earnings per share	$1.26	$—	$1.26	$3.33	$.37	$3.33
Diluted earnings per share:
Numerator
Net income available to common stockholders	$2,277	$—	$2,277	$6,031	$19	$6,050
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	—	—	—	19	—	—
Allocation of net income available to common stockholders:	$2,277	$—	$2,277	$6,050	$19	$6,050
Denominator
Weighted-average common shares outstanding — basic	1,806	—	1,806	1,807	51	1,815
Conversion of nonvoting shares to voting shares	—	—	—	8	—	—
Common stock equivalent shares related to stock incentive plans	5	—	5	5	—	5
Weighted-average common shares outstanding — diluted (2)	1,811	—	1,811	1,820	51	1,820
Diluted earnings per share	$1.26	$—	$1.26	$3.33	$.37	$3.33
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 9 million and 13 million for the three and nine months ended September 30, 2025, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
As of September 30, 2024, the Company had voting and nonvoting common stock outstanding. The computations of basic and diluted EPS for the two classes for the three and nine months ended September 30, 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024		2024
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$1,369	$39	$3,988	$114
Preferred stock dividends and other (1)	(106)	(3)	(332)	(9)
Net income available to common stockholders	$1,263	$36	$3,656	$105
Denominator
Weighted-average common shares outstanding — basic	1,778	51	1,776	51
Basic earnings per share	$.71	$.71	$2.06	$2.06
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,263	$36	$3,656	$105
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	36	—	105	—
Allocation of net income available to common stockholders:	$1,299	$36	$3,761	$105
Denominator
Weighted-average common shares outstanding — basic	1,778	51	1,776	51
Conversion of nonvoting shares to voting shares	51	—	51	—
Common stock equivalent shares related to stock incentive plans	5	—	6	—
Weighted-average common shares outstanding — diluted (2)	1,834	51	1,833	51
Diluted earnings per share	$.71	$.71	$2.05	$2.05
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 14 million and 18 million for the three and nine months ended September 30, 2024, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Regulatory Requirements

At September 30, 2025, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$36,728	32.8%	N/A		$5,035	4.5%
Tier 1 Risk-Based Capital	43,491	38.9%	N/A		6,714	6.0%
Total Risk-Based Capital	43,552	38.9%	N/A		8,952	8.0%
Tier 1 Leverage	43,491	9.7%	N/A		17,884	4.0%
Supplementary Leverage Ratio	43,491	9.7%	N/A		13,513	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$31,514	40.8%	$5,019	6.5%	$3,475	4.5%
Tier 1 Risk-Based Capital	31,514	40.8%	6,177	8.0%	4,633	6.0%
Total Risk-Based Capital	31,537	40.8%	7,722	10.0%	6,177	8.0%
Tier 1 Leverage	31,514	12.4%	12,694	5.0%	10,155	4.0%
Supplementary Leverage Ratio	31,514	12.3%	N/A		7,684	3.0%

December 31, 2024
CSC
Common Equity Tier 1 Risk-Based Capital	$35,995	31.7%	N/A		$5,114	4.5%
Tier 1 Risk-Based Capital	45,186	39.8%	N/A		6,819	6.0%
Total Risk-Based Capital	45,218	39.8%	N/A		9,092	8.0%
Tier 1 Leverage	45,186	9.9%	N/A		18,325	4.0%
Supplementary Leverage Ratio	45,186	9.8%	N/A		13,836	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,584	41.7%	$5,079	6.5%	$3,516	4.5%
Tier 1 Risk-Based Capital	32,584	41.7%	6,251	8.0%	4,688	6.0%
Total Risk-Based Capital	32,606	41.7%	7,813	10.0%	6,251	8.0%
Tier 1 Leverage	32,584	11.6%	14,035	5.0%	11,228	4.0%
Supplementary Leverage Ratio	32,584	11.5%	N/A		8,479	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of September 30, 2025, CSC was subject to a stress capital buffer of 2.5%. In addition, CSB is required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At September 30, 2025, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2025, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since September 30, 2025 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are Charles Schwab Premier Bank, SSB (CSPB) and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At September 30, 2025, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities, and the entities held total assets of $25.1 billion and $9.7 billion, respectively. Based on their regulatory capital ratios, at September 30, 2025, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Net capital and net capital requirements for CS&Co are as follows:

	September 30, 2025	December 31, 2024
CS&Co
Net capital	$11,977	$11,112
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	2,567	2,049
Net capital in excess of required net capital	9,410	9,063

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at September 30, 2025. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table (1):

	Investor Services		Advisor Services		Total
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Net Revenues
Net interest revenue	$2,424	$1,777	$626	$445	$3,050	$2,222
Asset management and administration fees	1,221	1,074	452	402	1,673	1,476
Trading revenue	906	710	89	87	995	797
Bank deposit account fees	196	118	51	34	247	152
Other	136	169	34	31	170	200
Total net revenues	4,883	3,848	1,252	999	6,135	4,847
Expenses Excluding Interest
Compensation and benefits	1,284	1,169	369	353	1,653	1,522
Professional services	235	202	58	54	293	256
Occupancy and equipment	220	211	60	60	280	271
Advertising and market development	60	59	41	42	101	101
Communications	105	103	44	44	149	147
Depreciation and amortization	161	175	51	56	212	231
Amortization of acquired intangible assets	104	105	23	25	127	130
Regulatory fees and assessments	51	70	8	18	59	88
Other	207	221	33	38	240	259
Total expenses excluding interest	2,427	2,315	687	690	3,114	3,005
Income before taxes on income	$2,456	$1,533	$565	$309	$3,021	$1,842

Nine Months Ended September 30,
Net Revenues
Net interest revenue	$6,826	$5,279	$1,752	$1,334	$8,578	$6,613
Asset management and administration fees	3,479	3,050	1,294	1,157	4,773	4,207
Trading revenue	2,563	2,115	292	276	2,855	2,391
Bank deposit account fees	581	378	158	110	739	488
Other	514	479	126	99	640	578
Total net revenues	13,963	11,301	3,622	2,976	17,585	14,277
Expenses Excluding Interest
Compensation and benefits	3,760	3,480	1,101	1,030	4,861	4,510
Professional services	680	602	173	154	853	756
Occupancy and equipment	647	610	177	174	824	784
Advertising and market development	194	191	111	105	305	296
Communications	338	321	140	139	478	460
Depreciation and amortization	488	546	156	146	644	692
Amortization of acquired intangible assets	314	339	71	50	385	389
Regulatory fees and assessments	183	240	42	69	225	309
Other	618	583	113	111	731	694
Total expenses excluding interest	7,222	6,912	2,084	1,978	9,306	8,890
Income before taxes on income	$6,741	$4,389	$1,538	$998	$8,279	$5,387
(1) In connection with certain changes in Schwab’s organizational management structure, in the fourth quarter of 2024, the Retirement Business Services business unit was transferred from the Advisor Services segment to the Investor Services segment. Accordingly, amounts related to the Retirement Business Services business unit are included within Investor Services for the third quarter and nine months ended September 30, 2025, and prior-year amounts have been recast to reflect this new basis of segmentation.

19.    Subsequent Events
On November 6, 2025, Schwab announced that it has entered into a definitive agreement to acquire Forge Global Holdings, Inc. (Forge), operator of a leading private market platform and trading marketplace, in a transaction valued at approximately $660 million. The Company anticipates that incorporating Forge’s private markets capabilities will enhance Schwab’s ability to meet the evolving needs of investors across our growing client base. The transaction is expected to close in the first half of 2026, subject to customary closing conditions, including approval by Forge’s stockholders and regulatory approvals.

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 10.

Item 1A.     Risk Factors

During the first nine months of 2025, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2024 Form 10-K.

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

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2025 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
July:
Share repurchase program	—	$—	—	$20,000
Employee transactions (1)	15	$91.22	N/A	N/A
August:
Share repurchase program	13,773	$96.55	13,773	$18,670
Employee transactions (1)	18	$97.97	N/A	N/A
September:
Share repurchase program	15,136	$93.80	15,136	$17,250
Employee transactions (1)	2	$95.12	N/A	N/A
Total:
Share repurchase program	28,909	$95.11	28,909	$17,250
Employee transactions (1)	35	$95.01	N/A	N/A
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 7, 2025	/s/ Michael Verdeschi
Michael Verdeschi
Managing Director and Chief Financial Officer