Form 10-K
period 2025-12-31
SCHWAB CHARLES CORP
filed 2026-02-25
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant was $156.3 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of the voting stock held by affiliates.

1,752,210,425 shares of $.01 par value Common Stock outstanding as of January 30, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 21, 2026, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2025

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.     Business

General Corporate Overview

The Charles Schwab Corporation (CSC) is a savings and loan holding company. CSC engages, through its subsidiaries (collectively referred to as Schwab or the Company), in wealth management, securities brokerage, banking, asset management, custody, and financial advisory services. At December 31, 2025, Schwab had $11.90 trillion in client assets, 38.5 million active brokerage accounts, 5.7 million workplace plan participant accounts, and 2.2 million banking accounts.

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $80 trillion, which means the Company’s $11.90 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

Within Investor Services, our competition in serving individual investors spans brokerage, wealth management, and asset management firms, as well as banks, trust companies, financial technology (fintech) companies, and retirement service providers. In the Advisor Services arena, we compete with institutional custodians, wirehouses, regional and independent broker-dealers, fintech custodians, banks, and trust companies.

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

Business Acquisition

Forge Global Holdings, Inc.

On November 6, 2025, Schwab announced that it had entered into a definitive agreement to acquire Forge Global Holdings, Inc. (Forge), operator of a leading private market platform and trading marketplace, in a transaction valued at approximately $660 million. The Company anticipates that incorporating Forge’s private company investment capabilities will enhance Schwab’s ability to meet the evolving needs of investors across our growing client base. The transaction was approved by Forge’s stockholders in January 2026, and is expected to close in March 2026, subject to customary closing conditions, including regulatory approvals.

Products and Services

Schwab offers a broad range of products and services through intuitive end-to-end solutions, including robust digital capabilities, to address our clients’ varying investment and financial needs. Examples of these offerings include the following:

•Brokerage – an array of full-feature brokerage accounts with equity and fixed income trading, margin lending, options trading, futures and forex trading, and cash management capabilities including money market funds and certificates of deposit (CDs);
•Mutual funds – third-party mutual funds through the Mutual Fund Marketplace®, including no-transaction-fee (NTF) mutual funds through the Mutual Fund OneSource® and Institutional No-Transaction-Fee services, as well as mutual fund trading and clearing services to broker-dealers;
•Exchange-traded funds (ETFs) – an extensive offering of ETFs, including both proprietary and third-party ETFs;
•Managed investing solutions – managed portfolios of both proprietary and third-party mutual funds and ETFs, separately managed accounts, customized personal advice for tailored portfolios, specialized planning, and portfolio management;
•Alternative investments – access to a variety of third-party alternative investments, such as private equity and real estate on Schwab’s alternative investment platforms, including Schwab Alternative Investment OneSource® and Alternative Investment Select;
•Digital assets – cryptocurrency exchange-trade products (ETPs), options on select cryptocurrency ETPs, cryptocurrency futures, with expanded access to select cryptocurrencies expected to be offered to clients beginning in 2026;
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

THE CHARLES SCHWAB CORPORATION

Investor Services

Charles Schwab initially founded the Company nearly 55 years ago to provide individual investors with access to the financial markets at a highly competitive cost. The Company has expanded offerings over time in response to client needs, aiming to provide a compelling and often disruptive solution in the marketplace. The Investor Services segment includes the following business units: Retail Investor; Workplace Services (formerly Workplace Financial Services), which includes Retirement Plan Services, Retirement Business Services, Stock Plan Services, and Designated Brokerage Services; Mutual Fund Clearing Services; and Off-Platform Sales.

Through the Retail Investor business unit, Schwab serves a broad spectrum of individual investors, ranging from those just beginning their investing journey to clients with substantial and complex wealth management needs. We support newer investors with accessible products such as Schwab Stock Slices® and the Schwab Starter Kit®, alongside a comprehensive set of trading capabilities, advisory solutions, and educational resources. Our multichannel service model delivers award-winning, 24/7 support via online, mobile, telephone, and branch channels, ensuring clients receive consistent service regardless of asset level or preferred method of engagement.

Schwab offers several relationship models designed to meet differing levels of financial complexity, engagement, and service preference. Financial Consultants, Active Trader Financial Consultants, and Wealth Consultants provide guidance, relationship management, and specialized support across areas such as financial planning, managed investing, trading, trust services, equity compensation, and lending. For clients with more substantial needs, Schwab Private Client Services™ (for clients with $1 million to $10 million in qualifying assets) and Schwab Private Wealth Services™ (for clients with more than $10 million) provide enhanced, relationship-based experiences including dedicated service teams, specialized expertise, expedited processing, pricing advantages, and access to exclusive product offerings.

Schwab offers a comprehensive suite of advisory solutions, including both discretionary and non-discretionary services, with minimum investments starting at $5,000. Our flagship program, Schwab Wealth Advisory™, provides a dedicated Wealth Advisor supported by a team of professionals offering financial planning, specialized support, and customized portfolio management. We also provide referrals to independent registered investment advisors through the Schwab Advisor Network® and offer a broad selection of proprietary, and third-party managed solutions to meet diverse client needs.

For self-directed clients, Schwab provides robust digital and software based trading platforms, real-time market data, research tools, and multichannel support. Eligible clients can trade equities, mutual funds, ETFs, fixed income, options, futures, and forex. Schwab Trading Powered by Ameritrade® offers access to the thinkorswim® suite, along with specialized education and 24/7 support. Schwab also offers international investing capabilities, including access to U.S. markets for non U.S. clients, multicurrency trading for U.S.-based investors, and trading in foreign securities.

Educational resources include articles, videos, podcasts, interactive courses, live events, and tools such as Schwab Equity Ratings®. We also provide in-depth market analysis through the Schwab Network and publish the Schwab Trading Activity Index™, which offers insights into retail trading behavior and sentiment.

Together, these solutions provide a single, integrated platform that enables clients to engage with Schwab in a way that best aligns with their investing style, financial goals, and preferences.

Workplace Services includes Retirement Plan Services, Retirement Business Services, Stock Plan Services, and Designated Brokerage Services. Retirement Plan Services offers a range of bundled retirement plan product types that provides retirement plan sponsors with extensive investment options, trustee or custodial services, and plan participant-level recordkeeping. Retirement plan design features, which increase plan efficiency and achieve plan sponsor goals, are also offered, including automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. In addition to an open architecture investment platform, we offer a managed investing service to help plan participants work toward their retirement goals. Individuals investing for retirement through 401(k) plans can take advantage of bundled offerings of multiple investment choices, education, third-party advice, and an integrated brokerage window.

Retirement Business Services provides trust, custody, and software services to independent retirement plan advisors and independent recordkeepers. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans. The Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with our investment, technology, brokerage, trust, and custodial services.

THE CHARLES SCHWAB CORPORATION

For employers looking to offer equity compensation, Stock Plan Services offers stock plan administrators full-service recordkeeping for stock plans, stock options, restricted stock, performance shares, stock appreciation rights, and a full range of participant support services that includes education and investing services to individual equity plan participants. Specialized services for executive transactions and reporting, corporate actions, grant acceptance tracking, and other services are offered to stock plan administrators to meet the needs of administering the reporting and compliance aspects of an equity compensation plan. Introduced in late 2025, Schwab Private Issuer Equity Services provides a complete equity management solution designed to support private companies in the late stages prior to an initial public offering.

Designated Brokerage Services supports employers’ needs for employee brokerage account surveillance (trading and reporting) through a consultative and best practices approach. Comprehensive single-custodian solutions combine technology with experienced service team members to help compliance professionals manage risk. Single-custodian solutions deliver Schwab account trading data through a direct outbound feed to regulated companies’ proprietary compliance solutions or to third-party compliance monitoring systems.

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

RIAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information as well as trading capabilities. The Advisor Services website is the core platform for RIAs to conduct daily business activities online with Schwab, including viewing and managing client account information and accessing news and market information. The website provides account servicing capabilities for RIAs, including account opening, money movement, transfer of assets, trading, checking status, and communicating with our service team. The site provides multiyear archiving of statements, trade confirms, and tax reports, along with document search capabilities. We also provide access to integrations with third-party platforms, which support a variety of advisor needs including client relationship management, portfolio management systems, trade order management, and financial planning. As an example, we offer Schwab Advisor Portfolio Connect®, a simplified portfolio management solution that is available free of charge to advisors to manage Schwab accounts. It delivers core capabilities and features through an intuitive modern experience, without the need to download and reconcile data. In addition, our thinkpipes® trading platform delivers real-time charting and efficient trading and allocation, while iRebal® provides customizable portfolio rebalancing.

Advisor Services also offers a variety of services and resources to help RIAs grow and manage their practices, including business, technology, and operations consulting on a range of topics critical to an RIA’s success, as well as an annual RIA benchmarking study to help firms understand key business metrics relative to peers. We also offer an array of services to help advisors establish their own independent practices through a robust prospect consulting offer. To support them throughout their transition, we offer access to business start-up and transition consultants, technology engineers, and dedicated service teams. In 2025 we launched Schwab Advisor ProDirect™, a membership-based program designed to help independent RIA firms accelerate sustainable growth through structured guidance, peer learning, and operational best practices.

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

THE CHARLES SCHWAB CORPORATION

RIAs and their clients have access to our broad range of wealth services, including individual securities, mutual funds, ETFs, alternative investments, fixed income products, managed accounts, cash products, bank lending, and trust services. By functioning as the custodian, Schwab earns revenue associated with the underlying client assets, predominantly through net interest revenue and asset management and administration fees. In this capacity, we do not charge the RIA or end client a custody fee.

Sources of Net Revenues

Schwab’s largest sources of net revenues are net interest revenue, asset management and administration fees, trading revenue, and bank deposit account fees. These revenue streams are supported by the combination of our broker-dealer, bank, and asset management operating subsidiaries, each of which brings specific capabilities that enable us to provide clients with the products and services they are seeking.

Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources. Schwab’s primary funding source for interest-earning assets is uninvested client cash balances held on our balance sheet as part of our clients’ overall relationship with the Company. Schwab’s interest-earning assets are primarily comprised of high-quality fixed income securities, margin loans, and bank loans.

Asset management and administration fees are primarily earned from proprietary money market mutual funds, proprietary and third-party mutual funds and ETFs, and fee-based managed investing solutions.

Trading revenue includes commissions earned for executing trades for clients in certain individual equities, options, futures, fixed income securities, and certain third-party mutual funds and ETFs; order flow revenue; and principal transactions revenue earned primarily from actions to support client trading in fixed income securities.

Bank deposit account fees are primarily recognized pursuant to the Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement) with TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions). Under the 2023 IDA agreement, uninvested cash within eligible brokerage client accounts is swept off-balance sheet to deposit accounts at the TD Depository Institutions. Schwab provides recordkeeping and support services to the TD Depository Institutions for bank deposit account fees.

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

THE CHARLES SCHWAB CORPORATION

subsidiaries from making loans or other extensions of credit to any affiliate unless that affiliate engages, directly or indirectly, only in activities permissible under section 4(c) of the Bank Holding Company Act.

CSC’s three depository institution subsidiaries are CSB, CSC’s principal depository institution subsidiary, Charles Schwab Premier Bank, SSB (CSPB), and Charles Schwab Trust Bank (Trust Bank) (collectively referred to as CSC’s banking subsidiaries). CSB and CSPB are Texas-chartered state savings banks headquartered in Westlake, Texas, and Trust Bank is a Nevada state-chartered savings bank with its main office located in Westlake, Texas. CSB and CSPB are regulated, supervised, and examined by the Federal Reserve, the Texas Department of Savings and Mortgage Lending (TDSML), the Consumer Financial Protection Bureau (CFPB), and the Federal Deposit Insurance Corporation (FDIC). Trust Bank is regulated, supervised, and examined by the Federal Reserve, the Nevada Financial Institutions Division, the CFPB, and the FDIC. CSC, CSB, CSPB, and Trust Bank are also subject to regulation and various requirements and restrictions under state and other federal laws.

This regulatory framework is designed to protect depositors and consumers, the safety and soundness of depository institutions and their holding companies, and the stability of the banking system as a whole. This framework affects the activities and investments of CSC and its subsidiaries and gives the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities, and policies. Below is a discussion of significant regulations.

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

The banking regulators have established four risk-based categories for determining the regulatory capital and liquidity requirements applicable to large U.S. banking organizations with $100 billion or more in total consolidated assets based on their total assets, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. CSC is generally subject to the requirements under Category III based on its total consolidated assets of between $250 billion and less than $700 billion and having less than $75 billion in cross-jurisdictional activity. If the average of our total consolidated assets for the four most recent calendar quarters is $700 billion or more, or the average of our cross-jurisdictional activity for the four most recent calendar quarters is $75 billion or more, we will move into Category II. As of December 31, 2025, CSC had total consolidated assets of approximately $491 billion and cross-jurisdictional activity of approximately $31 billion.

Capital requirements for Category III banking organizations include the generally applicable risk-based capital and Tier 1 leverage ratio requirements (the “standardized approach” framework), the minimum 3.0% supplementary leverage ratio, the stress capital buffer (CSC), the capital conservation buffer (banking subsidiaries), and the countercyclical capital buffer, which is currently 0%. As a large savings and loan holding company, CSC is subject to the stress capital buffer requirement, which applies to risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital). Under the currently applicable capital requirements, Category III organizations are not subject to the “advanced approaches” regulatory capital framework and are permitted to opt out of including most components of accumulated other comprehensive income (AOCI) in their regulatory capital calculations. CSC made this opt out election and excludes most components of AOCI from its regulatory capital. Category II organizations are not permitted to opt out of including AOCI in their regulatory capital calculations and have additional requirements for calculating risk-based capital ratios and risk-weighted assets. In July 2023, the Federal Reserve, together with the Office of the Comptroller of the Currency and the FDIC, issued a notice of proposed rulemaking with amendments to the regulatory capital rules. See Part II – Item 7 – Current Regulatory and Other Developments for additional information on these proposed regulatory changes.

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

The U.S. Liquidity Coverage Ratio (LCR) rule is designed to promote resiliency of the banking sector by requiring that certain large U.S. banking organizations (Covered Companies) maintain a liquidity risk profile which ensures that they have sufficient High Quality Liquid Assets (HQLA), such as central bank reserves, certain government securities, and eligible corporate debt securities that can be converted easily and quickly to cash, to survive a significant stress event lasting 30 days. The LCR rule

THE CHARLES SCHWAB CORPORATION

requires Covered Companies, including Schwab, to maintain an amount of HQLA that are unencumbered and controlled by the Covered Company’s liquidity management function sufficient to meet a designated percentage of their total stressed net cash outflows over a prospective 30 calendar-day period, as calculated in accordance with the LCR rule. Schwab is subject to the LCR and public disclosure requirement on a consolidated basis. On a quarterly basis the Company is required to disclose the average daily LCR over the quarter, and the Company also discloses quantitative and qualitative information over certain portions of the Company’s LCR components. Under the LCR rule, Schwab is required to maintain HQLA to cover 100% of the total stressed net cash outflows on a daily basis. In addition, HQLA that are held at the Company’s bank subsidiaries in excess of the subsidiaries’ total net cash outflows, and are not transferable to non-bank affiliates, are excluded by rule from the Company’s eligible HQLA.

The Net Stable Funding Ratio (NSFR) rule is intended to strengthen the resilience of large bank and savings and loan holding companies by requiring them to maintain a minimum level of stable funding based on the liquidity characteristics of the holding company’s assets, commitments, and derivative exposures over a one-year time horizon. The requirement is expressed as a ratio of a banking organization’s available stable funding (ASF) to its required stable funding (RSF). Under the NSFR rule, CSC and our banking subsidiaries are required to maintain ASF in an amount equal to 100% of its RSF on an ongoing, daily basis. CSC is also required to publicly disclose its quarterly NSFR on a semi-annual basis.

Capital Stress Testing

Under the current Federal Reserve capital stress testing rules, savings and loan holding companies that are Category III banking organizations and state member banks with total consolidated assets over $250 billion are required to disclose the results of company-run stress tests in even-numbered years. In the most recent cycle in 2025, CSC and CSB conducted company-run stress tests and reported the results of their stress testing to the Federal Reserve. Pursuant to the Federal Reserve’s requirements, Category III savings and loan holding companies are also subject to an annual supervisory stress testing requirement in which the Federal Reserve conducts its own stress testing analysis to evaluate the ability of a holding company to absorb losses in specified economic and financial conditions over a nine-quarter planning horizon using such analytical techniques as the agency determines are appropriate.

Pursuant to the Federal Reserve’s requirements, savings and loan holding companies with total consolidated assets of $100 billion or more, including CSC, are subject to an annual Comprehensive Capital Analysis and Review (CCAR) process, which requires submission of an annual capital plan to the Federal Reserve. These requirements also impose a stress capital buffer requirement, floored at 2.5% of risk-weighted assets. In June 2025, the Company received the results of the Federal Reserve’s 2025 CCAR. These results included the Federal Reserve’s estimate of CSC’s minimum capital ratios under the supervisory severely adverse scenario for the nine-quarter horizon beginning December 31, 2024 and ending March 31, 2027. Based on these results, CSC’s calculated stress capital buffer remains below the 2.5% minimum, resulting in a stress capital buffer at the 2.5% floor and unchanged from the prior year. This 2.5% stress capital buffer became applicable on October 1, 2025. See Part II – Item 8 – Note 23 for additional information regarding our capital requirements. In October 2025, the Federal Reserve issued proposed changes to the stress test models, the framework that guides the design of the hypothetical scenarios, the hypothetical stress test scenarios, and the averaging and timeline of the stress capital buffer. We do not expect these changes to materially impact our stress test capital requirements.

Additional Enhanced Prudential Standards

In addition to the capital stress testing regime discussed above, the Federal Reserve’s enhanced prudential standards rules also extend the applicability of certain additional enhanced prudential standards to large savings and loan holding companies, with the specific requirements tailored based on the same four-category framework utilized in the interagency regulatory capital and liquidity rules. These additional enhanced prudential standards, applicable to large U.S. bank holding companies under section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), include: risk management and risk committee requirements; liquidity risk management, liquidity stress testing, and liquidity buffer requirements; and single counterparty credit limits. CSC is required to comply with these risk management and risk committee requirements, the liquidity risk-management, stress testing, and buffer requirements, as well as the single counterparty credit limits.

In August 2023, the Federal Reserve, together with the Office of the Comptroller of the Currency and the FDIC, issued a proposed rulemaking on long-term debt requirements for certain large banking organizations. See Part II – Item 7 – Current Regulatory and Other Developments for discussion of the rule proposal.

THE CHARLES SCHWAB CORPORATION

Source of Strength

The Dodd-Frank Act codified the Federal Reserve’s long-held position that a depository institution holding company must serve as a source of financial strength for its subsidiary depository institutions, the so-called “source of strength doctrine.” In effect, a holding company may be compelled to commit resources to support a subsidiary depository institution in the event the subsidiary is in financial distress.

Insured Depository Institution Resolution Plans

The FDIC requires insured depository institutions (IDIs) with total consolidated assets of $50 billion or more to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (IDI resolution plans) dating to a rule adopted in 2012. In June 2024, the FDIC adopted a final rule with additional requirements for IDI resolution plans. Under this final rule, large banks with total assets of at least $100 billion are required to submit comprehensive resolution plans that meet enhanced standards. In April 2025, common questions and content waivers related to the new rules were modified to focus on the operational information needed in resolution. These IDIs generally are required to submit a full resolution plan every three years under the new final rule with limited supplements filed in the off years. Among other requirements, the final rule requires periodic testing to validate capabilities and processing needed in resolution, and the FDIC makes certain credibility assessments of the IDI resolution plan. CSB was required to submit an IDI resolution plan to the FDIC by July 1, 2025. The next IDI resolution plan is due in 2028 with interim annual supplements required prior to this filing. CSC is not subject to a separate holding company resolution plan requirement.

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

Brokered Deposits

The FDIC’s brokered deposits rule established a framework for determining whether deposits made through arrangements between third parties and depository institutions constitute brokered deposits. The rule clarifies the circumstances under which broker-dealers that place deposits with depository institutions through brokerage sweep arrangements, such as CS&Co, qualify for the “primary purpose exception” from the definition of a deposit broker. Under this framework, the FDIC established a “25 percent” business relationship designated exception where a broker-dealer or other third-party may qualify for the primary purpose exception by filing a notice with the FDIC indicating that less than 25 percent of its customer assets under administration for a particular business line are placed at depository institutions. Funds swept by our broker-dealer subsidiary to Schwab’s depository institution subsidiaries and third-party banks qualify for the primary purpose exception under this framework.

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

THE CHARLES SCHWAB CORPORATION

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

Financial Services Regulation

Bank Secrecy Act of 1970 and USA PATRIOT Act of 2001

CSC and its subsidiaries that conduct financial services activities are subject to the Bank Secrecy Act of 1970 (BSA), as amended by the USA PATRIOT Act of 2001, which requires financial institutions to develop and implement programs reasonably designed to achieve compliance with these regulations. The BSA and USA PATRIOT Act include a variety of monitoring, recordkeeping, and reporting requirements (such as currency transaction reporting and suspicious activity reporting), as well as identity verification and client due diligence requirements which are intended to detect, report and/or prevent money laundering and the financing of terrorism. In addition, CSC and various subsidiaries of the Company are subject to U.S. sanctions programs administered by the Office of Foreign Assets Control.

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

Much of the regulation of broker-dealers has been delegated to SROs. CS&Co is a member of Financial Industry Regulatory Authority, Inc. (FINRA) and the Municipal Securities Rulemaking Board (MSRB). In addition, CS&Co is a member of Nasdaq Stock Market, Cboe EDGX Exchange, Inc., and MEMX LLC. In addition to the SEC, the primary regulators of CS&Co are FINRA and, for municipal securities, the MSRB. The National Futures Association (NFA) is the primary regulator for CSFF’s futures, commodities, and forex trading activities.

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

The Uniform Net Capital Rule prohibits broker-dealers from paying cash dividends, making unsecured advances or loans or repaying subordinated loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. See Part II – Item 8 – Note 23 for additional information regarding our net capital requirements.

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

Human Capital

We believe that hiring people who share our corporate purpose of helping clients achieve their financial goals is an essential element of executing our “Through Clients’ Eyes” strategy, and we seek to attract, retain, and motivate the talent Schwab needs to successfully serve our clients and grow our business. As of December 31, 2025, Schwab had full-time, part-time, and temporary employees, and persons employed on a contract basis, that represented the equivalent of approximately 33,000 full-time employees.

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

We seek to build a workforce with a wide range of perspectives and experiences, which supports our strategy and helps us better serve our clients. We focus on attracting highly qualified talent with varied backgrounds and perspectives by maintaining a strong employer brand and expanding where and how we meet prospective employees. For Schwab employees, we offer a wide range of opportunities for connection and engagement, which helps us cultivate an inclusive culture. Additionally, our leaders are responsible for creating an environment where all people can do their best work and fostering the development of high-performance teams that value the individual strengths of every employee. We regularly request feedback from our employees through surveys.

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

THE CHARLES SCHWAB CORPORATION

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

The monetary policies of the Federal Reserve, which regulates the supply of money and credit in the United States, have a significant effect on our operating results. Actions taken by the Federal Reserve, including changes in its target funds rate and its own balance sheet management, are difficult to predict and can affect our financial results, including net interest revenue and bank deposit account fees, and the market value of our investment securities. These policies can have implications for clients’ allocation to cash as we experienced in recent years, and higher or lower client cash balances have an impact on our capital requirements, as well as liquidity implications if such changes in allocation are sudden. Investor sentiment and market and trading dynamics can affect client preferences and security selection, and can impact transactions and asset-based revenues. Market-driven changes, such as declines in equity markets, can also reduce client demand for margin lending, which is a significant source of net interest revenue.

A significant change in client cash allocations could negatively impact our income.

Client cash balances are a significant funding source for the generation of the Company’s revenue. Cash awaiting investment may be used to extend margin loans to clients or be swept to our banking subsidiaries and those bank deposits are then used to extend loans to clients and purchase investment securities. We also sweep a portion of such cash to the TD Depository Institutions pursuant to the 2023 IDA agreement, through which we earn bank deposit account fees. A significant reduction in our clients’ allocation to cash, a change in the allocation of that cash, or a transfer of cash away from the Company, would likely reduce our income. For example, as a result of rapid increases in short-term interest rates in 2022 and 2023, the Company saw a significant decrease in clients’ asset allocation to sweep cash and greater client investment in higher-yielding alternatives at Schwab such as fixed income investments and proprietary purchased money market funds. To help support these changes in client cash allocations, the Company extensively utilized higher-cost funding sources, which negatively impacted the Company’s net income.

Significant interest rate changes could affect our profitability.

The direction and level of interest rates are important factors in our earnings. A decline in interest rates may have a negative impact on our net interest revenue and our bank deposit account fee revenue. The Company’s interest-earning assets include significant holdings of investment securities, which include fixed- and floating-rate debt securities, including substantial holdings of mortgage-backed securities, as well as margin loans, mortgages, and PALs. The Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on its funding sources, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. A low interest rate environment may also have a negative impact on our asset management and administration fee revenues when we have to waive a portion of our management fees, as we experienced in 2020 and 2021, for certain Schwab-sponsored money market mutual funds in order to continue providing a positive return to clients. A decline in interest rates may also negatively impact our bank deposit account fee revenue, pursuant to the 2023 IDA agreement.

Though the Company may benefit from a rising interest rate environment, a rise in interest rates may cause our funding costs to increase. The competitive environment may induce us to raise our interest rates to avoid losing deposits, or we may need to replace deposits with higher-cost funding sources as we experienced in recent years. In such situations, without offsetting increases in yields on interest-earning assets, the benefit of higher market interest rates to our net interest revenue may be reduced. The rapid increases in market interest rates experienced in 2022 and 2023 also contributed to increased unrealized losses on our investment securities portfolios. Increased unrealized losses on investment securities or other assets on our balance sheet can reduce market or client confidence in us, which could limit our ability to attract new client assets and accounts or result in the transfer of client assets and accounts from the Company.

A rise in interest rates may also reduce our bank deposit account fee revenue, as clients may reallocate assets out of bank deposit account balances and into higher-yielding investment alternatives, as we experienced in recent years. The 2023 IDA agreement involves certain commitments, including the maintenance of prescribed minimum and maximum insured deposit account balances (IDA balances), that limit our ability to respond to changes in interest rates and may impact our profitability and bank deposit account fee revenue. The bank deposit account fee revenue that we earn related to the 2023 IDA agreement may be less

THE CHARLES SCHWAB CORPORATION

than the net interest revenue that we could have earned if the deposit balances were used to extend margin loans or swept to our banking subsidiaries rather than the TD Depository Institutions.

Problems encountered by other financial institutions and responsive measures to manage such problems could have direct adverse effects on financial markets generally and our financial position or results of operations, as well as indirect adverse effects on us.

Concerns regarding the soundness or creditworthiness of other financial institutions can cause substantial disruption within the financial markets and have negative impacts for us and our industry, including reductions in availability of liquidity, higher borrowing costs, and higher costs of capital. Such concerns regarding one or more financial institutions may also advance public concerns regarding Schwab or the financial services industry more broadly, which could harm our reputation and adversely affect our results of operations and financial condition, even if underlying matters impacting other financial institutions are of limited or no direct applicability to us. Financial institutions are interrelated through trading, clearing, custody, or other relationships, and, as a result, concerns about the financial condition of one or more institutions could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This risk may adversely affect financial intermediaries, such as broker-dealers, banks, clearing houses, securities exchanges, market makers, and others, with which we interact on a daily basis, and therefore, could adversely affect us.

Events affecting the financial services industry may also result in potentially adverse changes to laws or regulations governing banks and savings and loan holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital or liquidity requirements or increased FDIC premiums and special assessments, which could have a material impact on our business. Following the failure of several U.S. banks in 2023, the U.S. federal banking agencies proposed rules that would significantly impact our regulatory capital requirements, including requiring us to include AOCI in regulatory capital, as well as rules that would require minimum levels of eligible long-term debt at CSC and our banking subsidiaries. As a result of heightened regulatory focus on capital requirements, the Company took measures to increase its capital, including revising its long-term operating objective. In addition, the cost of resolving the 2023 bank failures resulted in increased FDIC costs, and potential future bank failures or other similar events may prompt the FDIC to further increase its premiums or to issue additional special assessments, which could have a material negative impact on our profitability and our business.

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

Factors which may adversely affect our liquidity position include CS&Co having temporary liquidity demands due to timing differences between brokerage transaction settlements and the availability of segregated cash balances, fluctuations in cash held in banking or brokerage client accounts, such as significant client reallocation from sweep cash to higher-yielding investments as we experienced in recent years in response to rapid interest rate increases, a dramatic increase in our lending activities (including margin, mortgage-related, and personal lending), increased capital requirements, changes in regulatory guidance or interpretations, other regulatory changes, or a loss of market or client confidence in us resulting in unanticipated withdrawals of client funds. The Company’s margin lending activity has significantly increased in recent years due to market-driven factors and overall growth of our business.

As a member firm of securities and derivatives clearing houses, we are required to deposit cash, stock and/or government securities for margin requirements and to clearing funds. The margin requirements may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility, and member firms like us have been required to

THE CHARLES SCHWAB CORPORATION

deposit additional funds. Clearing houses could also require additional funds from member firms if a clearing member defaults on its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits.

As a participant in the financial services industry, Schwab relies on access to external financing in the normal course of business. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. CSC, CS&Co, and our banking subsidiaries maintain multiple sources of external financing including repurchase agreements and securities lending, secured lines of credit and unsecured uncommitted bank credit lines, and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC which can be used to sell securities. Financing may not be available on acceptable terms or at all due to market conditions or disruptions in the credit markets. In addition, a downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

When short-term interest rates rapidly increase, client movement of certain cash balances out of our sweep features and into higher-yielding alternatives generally increases. When these outflows outpace excess cash on hand and cash generated by maturities and paydowns on our investment and loan portfolios, as we experienced in 2022 and 2023, we may need to rely on increased levels of higher-cost funding, which could be subject to limitations on availability and additional regulatory requirements.

Operational Risk

Security breaches of our systems, or those of our clients or third parties, may subject us to significant liability and damage our reputation.

Our business involves the secure processing, storage, and transmission of confidential information about our clients and us. Information security risks for financial institutions are increasing, in part because of the use of the internet and mobile and cloud technologies to conduct financial transactions, and the increased sophistication and activities, including the use of artificial intelligence technologies, of organized crime, activists, hackers and other external parties, including foreign state actors. Our systems and those of other financial institutions, as well as those of our third-party service providers, have been and will continue to be the frequent target of cyber attacks, malicious code, computer viruses, ransomware, and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential client information), account takeovers, unavailability of service or other events. Despite our efforts to ensure the integrity of our systems, we may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Data security breaches may also result from employee misconduct. Data exposure may also result from a failure to adequately destroy data during system or asset decommissioning, which might result in client or Company information being made available to external parties in error.

Given the high volume of transactions that we process, the large number of clients, counterparties, and third-party service providers with which we do business, including cloud service providers, and the increasing sophistication of cyber attacks, a cyber attack could occur and persist for an extended period of time before being detected. The extent of a particular cyber attack and the steps we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before an investigation is completed and full and reliable information about the attack is known. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack.

Security breaches, including breaches of our security measures or those of our third-party service providers, could result in a violation of applicable privacy and other laws, and could subject us to significant liability or loss that may not be covered by insurance, actions by our regulators, damage to our reputation, or a loss of confidence in our security measures which could harm our business. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures. We may also be required to pay ransom to threat actors to restore operations or prevent dissemination of sensitive data.

Technology and operational failures or errors and other operational risks could subject us to losses, litigation, regulatory actions, and reputational damage.

We must process, record and monitor a large number of transactions and our operations are highly dependent on the integrity of our technology systems and our ability to make timely enhancements and additions to our systems. System interruptions, errors or downtime can result from a variety of causes, including changes in client use patterns, technological failure, changes to our

THE CHARLES SCHWAB CORPORATION

systems, linkages with third-party systems and power failures and can have a significant impact on our business and operations. Our systems are vulnerable to disruptions from human error, execution errors, errors in models such as those used for asset management, capital planning and management, risk management, stress testing and compliance, employee misconduct, unauthorized trading, external fraud, computer viruses, distributed denial of service attacks, cyber attacks, terrorist attacks, natural disaster, extreme weather, power outage, capacity constraints, software flaws, events impacting key business partners and vendors, and similar events. For example, we and other financial institutions have been the target of various denial of service attacks that have, in certain circumstances, made websites, mobile applications and email unavailable for periods of time. Cloud technologies are critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. We have experienced, and could, in the future, experience cloud service disruptions that lead to delays in accessing data that is important to our businesses. Such disruptions, such as the broad-reaching cloud platform outages that impacted multiple industries in recent years, can and have hindered our clients’ access to our platforms. It could take an extended period of time to restore full functionality to our technology or other operating systems in the event of an unforeseen occurrence, which could affect our ability to process and settle client transactions. Despite our efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage these risks, there can be no assurance that we will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures or errors, including those of our vendors or other third parties.

While we devote substantial attention and resources to the reliability, capacity and scalability of our systems, we occasionally experience extraordinary trading volumes, which have caused and could cause our computer systems to operate at unacceptably slow speeds or even fail, affecting our ability to process client transactions and potentially resulting in some clients’ orders being executed at prices they did not anticipate. Disruptions in service and slower system response times could result in substantial losses, decreased client satisfaction, reputational damage, and regulatory inquiries. We are also dependent on the integrity and performance of securities exchanges, clearing houses, market makers, dealers, custodians, and other intermediaries to which client orders are routed for execution and settlement. System failures and constraints and transaction errors at such intermediaries could result in delays and erroneous or unanticipated execution prices and cancelled orders, cause substantial losses for us and for our clients, and subject us to claims from our clients for damages, and cause reputational harm. We have experienced in recent years technology outages of client websites, mobile applications, and certain corporate technology as a result of technological issues with third-party service providers that we use to support websites and mobile applications used by us and our clients. An internal issue or issues with vendor or industry systems and connectivity could materially impact our operations and ability to service clients, subject us to material losses, and cause reputational harm.

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

We rely on outsourced service providers and financial intermediaries to perform key functions, and failure of these entities to perform as expected could result in financial or reputational harm to us or financial harm to our clients.

We rely on external service providers to perform certain key technology, cloud infrastructure, processing, servicing, support, and custody functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties, natural disasters, extreme weather, power outage, public

THE CHARLES SCHWAB CORPORATION

health crises, political developments, war, international disputes, or for any other reason, and our inability to make alternative arrangements in a timely manner could disrupt our operations, impact our ability to offer certain products and services, and result in financial losses to us. As a result of both broad-reaching and company-specific technology impacts from our third-party service providers, we have experienced in recent years outages of client websites, mobile applications, and certain corporate technology. During the COVID-19 pandemic, we temporarily lost the services from some of our outsourced service providers which contributed to increased client service response and processing times. Switching to an alternative service provider may require a transition period and result in increased costs and less efficient operations. In addition, if custodians holding Schwab’s or our clients’ collateral were to fail to return such collateral when required due to insolvency, operational deficiencies, legal proceedings, or other events, we could incur financial loss.

We rely on market makers, dealers, securities exchanges, clearing houses, custodians, and other financial intermediaries to execute and settle our clients’ orders. In addition, payments received from market makers and exchanges in connection with the execution of client equity and options trades, and from dealers and other counterparties in connection with securities lending, account for significant revenue. The unwillingness or inability of any of these parties to perform their usual functions coupled with the unavailability of alternative arrangements could result in our clients’ orders not getting executed or settled. This may be due to market volatility, uneconomic trading conditions, capacity constraints, financial constraints, system failures, unanticipated trading halts invoked by securities exchanges, market closures, or other reasons. Our inability to get client orders executed or settled because of the unwillingness or inability of these or similar parties to perform their usual functions could result in client dissatisfaction and reputational harm and expose us to client claims for damages.

We may suffer financial loss from fraud and financial crime.

The risk of fraud for financial institutions has significantly increased in recent years, in part because of the proliferation of new technologies and the increased sophistication and activities of organized crime and hackers, and other parties. Any of these parties may attempt to fraudulently induce employees, clients, vendors, or other third parties to disclose sensitive information that could lead to the misappropriation and use of clients’ user names, passwords or other personal information to gain access to our clients’ financial accounts. Through our clients’ accounts, fraudsters may seek to engage in unauthorized securities transactions or money movement involving, for example, wire transfers, automated clearinghouse (ACH) transactions, debit cards, and checks, as well as fraudulent or unauthorized new account openings. Such fraud may occur from the compromise of clients’ personal electronic devices, social engineering, phishing scams, or as a result of a data security breach at an unrelated company where clients’ personal information is taken and then made available to fraudsters. Any of these strategies can compromise credentials or be used to facilitate fraud. Increasing sophistication in artificial intelligence and broad public availability of such technologies, including to organizations and individuals seeking to commit fraud, has resulted in increased risk of external fraud by enhanced or novel techniques, including those involving impersonation to gain access to client accounts or convince clients to initiate fraudulent transactions.

We also face risks arising from clients who intentionally engage in fraudulent or deceptive conduct. In some instances, clients may knowingly authorize or initiate transactions under false pretenses, misuse payment channels, submit fraudulent checks or ACH items, or provide misleading information to facilitate fraudulent transfers or trading activity. Schwab also faces risk of fraud by employees who misuse authorized access to critical information or systems. Such insider misconduct may involve misappropriation of Company or client assets, misuse or theft of Company or client information, insider trading, operational sabotage, circumvention of internal controls, or other actions that could harm the Company or our clients.

We continue to take steps to implement new controls, strengthen capabilities in how we authenticate our clients, and enhance monitoring protocols to help prevent and detect fraud and ultimately protect our clients, but the ways that fraudulent activity is attempted are continuously evolving. Although we monitor for new types of fraud, there may be a delay in recognizing such activity. Losses reimbursed to clients under our guarantee against unauthorized account activity could have a negative impact on our business, financial condition, and results of operations. Instances of fraud might negatively impact our reputation and client confidence in the Company, in addition to any direct losses that might result from such instances.

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

THE CHARLES SCHWAB CORPORATION

financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds that the Company sponsors.

When clients purchase securities on margin, borrow on lines of credit collateralized by securities, or trade options or futures, we are subject to the risk that clients may default on their obligations when the value of the securities and cash in their accounts falls below the amount of clients’ indebtedness. Our margin, options and futures business has materially increased in recent years as a result of market-driven factors and overall growth of our business including growth in our trader client base, and market liquidity represents an increased risk. Abrupt changes in securities valuations and the failure of clients to meet margin calls could result in substantial losses, especially if there is a lack of liquidity.

We have exposure to credit risk associated with our investments, which are subject to price fluctuations. Loss of value of securities can negatively affect earnings if management determines that such loss of value has resulted from a credit loss. The evaluation of whether a credit loss exists is a matter of judgment, which includes the assessment of multiple factors. If management determines that a security’s decline in fair value is the result of a credit loss, an allowance for credit losses on the security will be recorded and a corresponding loss will be recognized in current earnings. Even if a decline in fair value of a security is not determined to have resulted from a credit loss, if we were ever forced to sell the security sooner than intended prior to maturity due to liquidity needs, we would have to recognize any unrealized losses at that time.

Our bank loans primarily consist of First Mortgages, PALs, and HELOCs. Increases in delinquency and default rates, housing and stock price declines, increases in the unemployment rate, and other economic factors, can result in increases in allowances for credit losses and related credit loss expense, as well as write-downs on such loans.

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

The Company sponsors a number of proprietary money market mutual funds and other proprietary funds. Although the Company has no obligation to do so, the Company may decide for competitive or other reasons to provide credit, liquidity or other support to our funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause the Company to take significant charges, could reduce the Company’s liquidity, and, in certain situations, could, with respect to proprietary funds other than money market mutual funds, result in the Company having to consolidate one or more funds in its financial statements. If the Company were to choose not to provide credit, liquidity or other support in such a situation, the Company could suffer reputational damage and its business could be adversely affected.

Compliance Risks

Extensive regulatory supervision of our businesses may subject us to significant penalties or limitations on business activities.

As a participant in the securities, banking, and financial services industries, we are subject to extensive regulation under federal, state, and foreign laws by governmental agencies, supervisory authorities and SROs. The costs and uncertainty related to complying with such regulations continue to increase. These regulations affect our business operations and impose capital, client protection, and market conduct requirements on us as well as restrictions on the activities that we are allowed to conduct. We become subject to increasing regulatory scrutiny as we grow and expand client offerings.

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

New legislation, rules, regulations and guidance, or changes in the interpretation or enforcement of existing federal, state, foreign and SRO rules, regulations and guidance, including changes relating to mutual funds, money market funds, standards of conduct with clients, conflicts of interest, regulatory treatment of deposit accounts, CRA, changes in required minimum capital and capital structure, changes in equity market structure, including rules relating to order routing and order-related revenues, and digital assets may directly affect our operations and profitability or our specific business lines. The Company anticipates it will begin providing increased access for clients to trade in digital assets including select cryptocurrencies. While some legislative and regulatory details have emerged, laws and regulations related to transactions in these asset types are still pending further development, which could negatively impact our ability to launch these products or services or limit the profitability of transacting with these assets. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, more stringent capital and liquidity requirements, increased deposit insurance assessments or additional costs and could limit our ability to return capital to stockholders. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to our compliance, risk management, treasury, and operations functions.

Failure to meet capital adequacy and liquidity guidelines could affect our financial condition.

CSC, together with its banking, broker-dealer, and FCM/FDM subsidiaries, must meet certain capital and liquidity standards, subject to qualitative judgments by regulators about the adequacy of our capital and our internal assessment of our capital needs. The Uniform Net Capital Rule limits the ability of our broker-dealer subsidiary to transfer capital to CSC and other affiliates. New regulatory capital, liquidity, capital planning, and stress testing requirements may limit or otherwise restrict how we utilize our capital, including paying dividends, stock repurchases and redemptions, and may require us to increase our capital and/or liquidity or to limit our growth. Failure by either CSC or its banking subsidiaries to meet minimum capital requirements could result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a negative impact on us. In addition, failure by CSC or our banking subsidiaries to maintain a sufficient amount of capital to satisfy their stress capital buffer (CSC) or capital conservation buffer (banking subsidiaries) and countercyclical capital buffer requirements would result in restrictions on our ability to make capital distributions and discretionary cash bonus payments to executive officers. Any requirement that we increase our regulatory capital, replace certain capital instruments which presently qualify as Tier 1 Capital, or increase regulatory capital ratios or liquidity, could require us to liquidate assets, deleverage or otherwise change our business and/or investment plans, which may adversely affect our financial results. Issuing additional common stock would dilute the ownership of existing stockholders.

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

If the average of CSC’s total consolidated assets for four consecutive calendar quarters reaches $700 billion, or if the average of cross-jurisdictional activity for four consecutive calendar quarters reaches $75 billion, CSC will become subject to more stringent Category II requirements, including annual stress testing, the advanced approaches framework, and the inability to opt out of including AOCI in regulatory capital calculations. At December 31, 2025, CSC had approximately $491 billion in total assets and cross-jurisdictional activity of approximately $31 billion. See also Part II – Item 7 – Current Regulatory and Other Developments for discussion of regulatory proposals that could, among other things, require the Company to include AOCI in its regulatory capital calculations.

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

We evaluate potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction, including our acquisition of Forge, could have a material impact on our financial position, results of operations, or cash flows. The process of evaluating, negotiating, effecting, and integrating any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. The integration process could result in the disruption of ongoing businesses or changes to inconsistent standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, employees, outsourced service providers and vendors. In addition, an acquisition may cause us to assume liabilities or become subject to litigation or regulatory proceedings or require the amortization of a large amount of acquired intangible assets. Further, we may not realize the anticipated benefits from an acquisition, including our acquisition of Forge, in a timely manner or at all, and any future acquisition could be dilutive to our current stockholders’ percentage ownership or to earnings per common share (EPS).

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

We intend to offer clients direct access to select digital assets, which exposes us to new and uncertain financial, operational, legal, and regulatory risks that could adversely affect our business and financial results.

In 2026, the Company anticipates it will begin offering expanded client access to trading in digital assets including spot trading in select cryptocurrencies. Expansion of digital asset client offerings presents significant new risks to the Company, including risks related to digital asset custody, trading, settlement, and liquidity, and increased risk related to fraud and other illicit activity. Client demand for digital assets is uncertain and may fluctuate significantly due to market volatility, regulatory developments, or changes in investor sentiment. The regulatory landscape for cryptocurrencies is evolving and uncertain, and changes in laws, regulations, or regulatory interpretations could prohibit or limit our ability to offer these products, increase compliance costs, or expose us to increased regulatory scrutiny.

Digital assets function as bearer instruments controlled with private keys, and transactions in digital assets are generally irreversible. Due to the unique nature of digital assets, the loss, theft, compromise, or destruction of private keys could result in

THE CHARLES SCHWAB CORPORATION

the permanent loss of digital assets with no practical means of recovery. Because blockchain technology is relatively new, it is difficult to predict how it might be vulnerable to cybersecurity and fraud risks that could affect our business.

We expect to engage with third-party service providers to facilitate certain activities related to digital assets. These relationships present additional risks, including operational, reputational, and compliance risks that could adversely affect our business. Internal and third-party systems needed to effect client activity in digital assets are vulnerable to operational failures, cyberattacks, and fraud, and we may be held responsible for deficiencies in the controls or regulatory compliance of third-party service providers, even where we do not have direct oversight of their operations. Failure or breach of our or third-party service providers’ systems, cybersecurity controls, or operational processes could result in loss of client digital assets, which may not be recoverable in full or at all. Many crypto industry participants are relatively early-stage companies with limited history. There is no guarantee they will perform as reliably or efficiently as anticipated. Regulatory change could also affect the ability of third-party service providers to continue to operate or provide services for Schwab clients. Such events could result in material financial losses, legal or regulatory claims, and reputational harm, even if we are not at fault.

Our industry is highly competitive and characterized by aggressive price competition.

We operate in a highly competitive environment with a broad array of competitors from large integrated banks to venture-capital-backed private companies. We continually monitor our pricing in relation to competitors and periodically adjust interest rates on deposits and loans, fees for advisory services, expense ratios on mutual funds and ETFs, trade commission rates, and other pricing and incentives to sustain our competitive position. Increased price competition from other financial services firms to attract clients, such as reduced commissions, higher deposit rates, reduced mutual fund or ETF expense ratios, or the increased use of incentives, could impact our results of operations and financial condition.

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

THE CHARLES SCHWAB CORPORATION

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

Schwab’s corporate cybersecurity program is led by our Chief Information Security Officer (CISO), who reports up to our Chief Technology, Operations and Data Officer. The current CISO was recently appointed after serving in another senior leadership role in technology risk management for more than seven years at the Company. The CISO is responsible for our overall cybersecurity strategy, security engineering, security operations, cyber threat detection and incident response, and technology risk and compliance. Our CISO has extensive experience assessing and managing cybersecurity risk, and is supported by a cybersecurity organization comprised of hundreds of professionals, many of whom hold various certifications, such as Certified Information Systems Security Professional, Certified Information Security Manager, and Certified in Risk and Information System Control. Our CISO and Chief Technology, Operations and Data Officer regularly review our cybersecurity program and our prevention, detection, mitigation, and remediation efforts with management-level risk committees and the Board Risk Committee, and we maintain a process for timely escalation of significant risk events to senior management and the Board.

See Item 1A. Risk Factors for additional discussion on information security risks. See also Part II – Item 7 – Risk Management for additional information on the Company’s Enterprise Risk Management Framework, including further discussion of the Company’s risk governance and the management of related risks.

Item 2.     Properties

As part of our real estate energy management program, Schwab incorporates sustainable practices to guide our facilities’ design, materials, and building technologies. A summary of Schwab’s significant locations is presented in the following table.

December 31, 2025	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate headquarters:
Westlake, TX	22	1,062
Service and other office space:
Phoenix, AZ	67	728
Denver, CO	—	759
Omaha, NE	—	578
Austin, TX	—	561
Orlando, FL	57	420
Southlake, TX	—	375
Indianapolis, IN	—	161
St. Louis, MO	—	158
Richfield, OH	—	117
El Paso, TX	—	105
Chicago, IL	67	—
Jersey City, NJ	37	—

THE CHARLES SCHWAB CORPORATION

The square footage amounts presented in the table above are net of space that has been subleased to third parties. Our corporate headquarters, data centers, offices, and service centers support both of our segments.

As of December 31, 2025, the Company had more than 380 domestic branch offices in 48 states and the District of Columbia, as well as locations in Puerto Rico, the United Kingdom, Hong Kong, and Singapore. Substantially all branch offices are located in leased premises.

Item 3.     Legal Proceedings

For a discussion of legal proceedings, see Part II – Item 8 – Note 15.

Item 4.     Mine Safety Disclosures

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 30, 2026, was 4,132. The closing market price per share on that date was $103.92.

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Standard & Poor’s® 500 Index (S&P 500®), and the Dow Jones U.S. Investment Services Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2020	2021	2022	2023	2024	2025
The Charles Schwab Corporation	$100	$160	$160	$135	$147	$201
S&P 500®	$100	$129	$105	$133	$166	$196
Dow Jones U.S. Investment Services Index	$100	$140	$126	$143	$183	$231

Securities Authorized for Issuance Under Equity Compensation Plans

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 8 – Note 21 and Part III – Item 12.

Issuer Purchases of Equity Securities

On July 24, 2025, CSC publicly announced that its Board of Directors terminated its prior share repurchase authorization and replaced it with a new authorization to repurchase up to $20.0 billion of common stock. The new share repurchase authorization does not have an expiration date. See also Item 8 – Note 19.

THE CHARLES SCHWAB CORPORATION

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2025 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
October:
Share repurchase program	10,377	$94.12	10,377	$16,273
Employee transactions (1)	13	$94.20	N/A	N/A
November:
Share repurchase program	9,825	$93.11	9,825	$15,358
Employee transactions (1)	31	$95.13	N/A	N/A
December:
Share repurchase program	8,989	$94.87	8,989	$14,505
Employee transactions (1)	7	$95.70	N/A	N/A
Total:
Share repurchase program	29,191	$94.01	29,191	$14,505
Employee transactions (1)	51	$94.97	N/A	N/A
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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “prioritize,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “expand,” “aim,” “maintain,” “continue,” “seek,” and other similar expressions. In addition, any statements that refer to expectations, strategy, objectives, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect management’s expectations and objectives as of the date hereof, are based on the best judgment of Schwab’s senior management. These statements relate to, among other things:

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
•Industry and competitive trends including artificial intelligence, digital assets, private company securities and other alternative investments;
•The Company’s plan to provide increased access for clients to trade in digital assets including select cryptocurrencies (see Products and Services in Part I – Item 1);
•The acquisition and integration of Forge and its private markets capabilities (see Business Acquisition in Part I – Item 1; Overview in Part II – Item 7, and Results of Operations in Part II – Item 7);
•Capital expenditures and expense management (see Results of Operations in Overview and Results of Operations – Total Expenses Excluding Interest in Part II – Item 7);
•Net interest revenue, client cash allocation behavior, and adjustment of rates paid on client-related liabilities (see Results of Operations – Net Interest Revenue in Part II – Item 7);
•Wholesale funding and funding strategy (see Results of Operations in Part II – Item 7, and Liquidity Risk in Part II – Item 7);
•Management of interest rate risk; modeling and assumptions, the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity (EVE), and liability and asset duration (see Risk Management in Part II – Item 7);
•Sources and uses of liquidity (see Liquidity Risk in Part II – Item 7);
•Capital management; long-term operating objective; and uses of capital and return of excess capital to stockholders (see Capital Management in Part II – Item 7; and Commitments and Contingencies in Part II – Item 8 – Note 15);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments in Part II – Item 7 and Regulation in Part I – Item 1);
•The expected impact of new accounting standards not yet adopted (see Summary of Significant Accounting Policies in Part II – Item 8 – Note 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Part II – Item 8 – Note 15, and Financial Instruments Subject to Off-Balance Sheet Credit Risk – Note 17); and
•The outcome and impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Part II – Item 8 – Note 15, and Legal Proceedings in Part I – Item 3).

Achievement of these expectations and objectives is subject to certain risks and uncertainties that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.

Important factors that may cause actual results to differ include, but are not limited to:

•General economic and market conditions, including the level of interest rates, equity market valuations and volatility;
•The impact of new and emerging technologies;
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

Accumulated Other Comprehensive Income (AOCI): A component of stockholders’ equity which primarily includes unrealized gains and losses on available for sale (AFS) securities and securities transferred from the AFS category to the held to maturity (HTM) category.

Asset-backed securities: Debt securities backed by financial assets such as loans or receivables.

Assets receiving ongoing advisory services: Market value of all client assets custodied at the Company under the guidance of an independent advisor or enrolled in one of Schwab’s managed investing solutions at the end of the reporting period.

Bank deposit account balances (BDA balances): Clients’ uninvested cash balances held off-balance sheet in deposit accounts at unconsolidated third-party financial institutions, pursuant to the 2023 IDA agreement or agreements with other third-party financial institutions. Average BDA balances represent the daily average balance for the reporting period.

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

Core net new client assets: Net new client assets before significant one-time inflows or outflows, such as acquisitions/divestitures or extraordinary flows (generally greater than $25 billion ($10 billion prior to 2025)) relating to a specific client, and activity from off-platform brokered CDs issued by CSB. These flows may span multiple reporting periods.

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

Interest-bearing liabilities: Primarily includes bank deposits, payables to brokerage clients, payables to brokers, dealers, and clearing organizations, Federal Home Loan Bank (FHLB) borrowings, other short-term borrowings, and long-term debt on which Schwab pays interest.

Interest-earning assets: Primarily includes cash and cash equivalents, cash and investments segregated, receivables from brokerage clients, investment securities, and bank loans on which Schwab earns interest.

Investment grade: Defined as a rating equivalent to a Moody’s Investors Service (Moody’s) rating of “Baa3” or higher, or a Standard & Poor’s Rating Group (Standard & Poor’s) or Fitch Ratings, Inc. (Fitch) rating of “BBB-” or higher.

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

Results for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Percent Change 2025-2024	2025	2024	2023
Client Metrics
Net new client assets (in billions) (1)	38%	$498.6	$361.6	$337.2
Core net new client assets (in billions)	42%	$519.4	$366.9	$305.7
Client assets (in billions, at year end)	18%	$11,903.0	$10,101.3	$8,516.6
Average client assets (in billions)	15%	$10,809.0	$9,400.4	$7,793.8
New brokerage accounts (in thousands)	13%	4,692	4,170	3,806
Active brokerage accounts (in thousands, at year end)	6%	38,506	36,456	34,838
Assets receiving ongoing advisory services (in billions, at year end)	19%	$6,020.3	$5,061.7	$4,338.8
Client cash as a percentage of client assets (at year end)		9.7%	10.1%	10.5%
Company Financial Information and Metrics
Total net revenues	22%	$23,921	$19,606	$18,837
Total expenses excluding interest	5%	12,462	11,914	12,459
Income before taxes on income	49%	11,459	7,692	6,378
Taxes on income	49%	2,607	1,750	1,311
Net income	49%	8,852	5,942	5,067
Preferred stock dividends and other	(6)%	435	464	418
Net income available to common stockholders	54%	$8,417	$5,478	$4,649
Earnings per common share — diluted	56%	$4.65	$2.99	$2.54
Net revenue growth from prior year		22%	4%	(9)%
Pre-tax profit margin		47.9%	39.2%	33.9%
Return on average common stockholders’ equity		21%	15%	16%
Expenses excluding interest as a percentage of average client assets		0.12%	0.13%	0.16%
Consolidated Tier 1 Leverage Ratio (at year end)		9.3%	9.9%	8.5%
Non-GAAP Financial Measures (2)
Adjusted total expenses		$11,950	$11,269	$11,029
Adjusted diluted EPS		$4.87	$3.25	$3.13
Return on tangible common equity		38%	35%	54%
Adjusted tier 1 leverage ratio (consolidated)		7.1%	6.8%	4.9%
(1) 2025 includes net outflows of $20.8 billion from off-platform brokered CDs issued by CSB. 2024 includes net outflows of $14.6 billion from off-platform brokered CDs issued by CSB, an inflow of $10.3 billion from a mutual fund clearing services client, and an outflow of $1.0 billion from an international relationship. 2023 includes net inflows of $32.5 billion from off-platform brokered CDs issued by CSB and $12.0 billion from a mutual fund clearing services client and outflows of $13.0 billion from an international relationship.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

2025 Compared to 2024

Guided by our “Through Clients’ Eyes” strategy, and with a generally supportive market and engaged clients, Schwab delivered growth in 2025 across multiple client metrics and in our financial results, and we continued to innovate to help our clients achieve their financial goals. Equity markets finished 2025 with significant full-year gains, as the S&P 500® rose 16% in 2025, and the NASDAQ Composite® rose 20% during the year. The Federal Reserve reduced the target federal funds rate by a total of 75 basis points in the third and fourth quarters.

With equity market gains and strong client asset gathering, Schwab’s total client assets reached $11.90 trillion at December 31, 2025, up 18% on the year. Core net new assets for 2025 totaled $519.4 billion, increasing 42% from the prior year, and resulting in an annualized organic growth rate of 5.1%. In 2025, clients opened 4.7 million new brokerage accounts, an increase of 13% from the prior year, and active brokerage accounts totaled 38.5 million as of December 31, 2025, up 6% from year-end 2024. Our clients were highly engaged with the markets in 2025; clients’ DATs were 7.7 million for full-year 2025 and 8.3 million in the fourth quarter, increasing 31% over both the prior year-to-date and fourth-quarter periods.

Schwab’s financial performance in 2025 reflected strong asset gathering, sustained client engagement and equity market appreciation, continued demand for Schwab’s lending offerings and managed investing solutions, as well as reduction of higher-cost funding and balanced expense management. Net income reached $8.9 billion in 2025, rising 49% from 2024, and diluted EPS was $4.65, an increase of 56% over the prior year. Adjusted diluted EPS (1) rose to $4.87 in 2025, higher by 50% from 2024.

Total net revenues increased 22% year-over-year to $23.9 billion in 2025. Net interest revenue was $11.8 billion in 2025, up 28% from 2024, due primarily to lower interest expense from reductions in bank supplemental funding and lower rates on funding sources, as well as growth in margin and bank lending and higher segregated cash and investments, which more than offset lower yields on interest-earning assets due to lower market rates. Asset management and administration fees totaled $6.5 billion in 2025, increasing 14% from 2024, due primarily to higher client asset balances, reflecting market appreciation, asset gathering, and growth in managed investing solutions and money market funds. Trading revenue was $3.9 billion in 2025, rising 20% from 2024, due primarily to higher trading volume. Bank deposit account fee revenue increased to $977 million in 2025, up 34% from the prior year, due primarily to higher net yields, partially offset by lower BDA balances.

Total expenses excluding interest were $12.5 billion in 2025, higher by 5% from 2024, and adjusted total expenses (1) were $12.0 billion in 2025, increasing 6% from the prior year. These increases reflect ongoing investments to support growth of the business and enhance client-serving capabilities while driving incremental efficiencies across the Company. The year-over-year changes in expenses were primarily attributable to higher compensation and benefits and higher professional services expense, due largely to growth in the business and volume-related costs, including higher incentive compensation driven by the Company’s financial performance, partially offset by lower regulatory fees and assessments due to lower FDIC assessments.

Return on average common stockholders’ equity was 21% in 2025, rising from 15% in 2024 as a result of higher net income, which more than offset higher average common stockholders’ equity. Return on tangible common equity (1) (ROTCE) was 38% in 2025, up from 35% in 2024, as growth in adjusted net income available to common stockholders (1) more than offset growth in average common stockholders’ equity. Average common stockholders equity increased primarily as a result of growth in retained earnings and improved average AOCI, partially offset by higher treasury stock due to common stock repurchases in 2025. The improvement in average AOCI was due to lower unrealized losses on AFS investment securities and securities previously transferred from AFS to HTM, reflecting decreases in market interest rates and lower investment holdings in 2025.

Schwab supported strong client demand for margin and bank lending in 2025, while significantly reducing bank supplemental funding to within a range generally consistent with our diversified funding strategy. Balance sheet assets totaled $491.0 billion as of December 31, 2025, higher by 2% from year-end 2024. Principal and interest from our AFS and HTM securities portfolios along with normal client cash behavior supported reduction of bank supplemental funding, which has included brokered CDs, FHLB borrowings, and borrowings under repurchase agreements at our banks. The Company reduced bank supplemental funding in 2025 by $44.8 billion, or 90%, to $5.1 billion at year-end 2025. Client sweep cash trends improved in 2025, with bank sweep deposits and payables to brokerage clients increasing by a total of $36.6 billion, or 12%. Client demand for margin loans increased significantly in 2025, with margin loans ending the year at $112.3 billion, up 34% from year-end 2024 and up 16% during the fourth quarter alone, supported by growth in bank and broker-dealer sweep cash, as well as wholesale funding. The growth in margin lending in 2025 reflects strong client demand and engagement amid rising equity markets and long/short strategies implemented by RIA clients. Bank loans totaled $58.0 billion at year-end 2025, increasing 28% during the year due primarily to growth of PALs and First Mortgages, which ended the year at $26.6 billion and $30.5 billion, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company returned meaningful excess capital in 2025. Total common stock repurchased during the year amounted to $7.3 billion. In addition, the Company increased its common dividend by 8% to $.27 per share in the first quarter of 2025, and redeemed its Series G preferred stock for $2.5 billion in the second quarter. Inclusive of these capital actions and organic capital generation from net income, the Company’s consolidated Tier 1 Leverage Ratio was 9.3% at year-end 2025, down from 9.9% at December 31, 2024. Our consolidated adjusted Tier 1 Leverage Ratio (1) increased to 7.1% at December 31, 2025 from 6.8% at the prior year-end, driven by net income and improvement in AOCI in 2025.

Planned Acquisition of Forge

On November 6, 2025, Schwab announced that it had entered into a definitive agreement to acquire Forge, operator of a leading private market platform and trading marketplace, in a transaction valued at approximately $660 million. The Company anticipates that incorporating Forge’s private company investment capabilities will enhance Schwab’s ability to meet the evolving needs of investors across our growing client base. The transaction was approved by Forge’s stockholders in January 2026, and is expected to close in March 2026, subject to customary closing conditions, including regulatory approvals.

2024 Compared to 2023

Through an evolving macroeconomic landscape in 2024, Schwab continued its “Through Clients’ Eyes” strategy, striving to meet the needs of our diverse client base, while driving growth across multiple fronts and successfully completing the integration of Ameritrade Holding LLC and its consolidated subsidiaries (collectively referred to as Ameritrade). Amid easing inflation, the Federal Reserve began in September to cut interest rates for the first time in over four years, reducing the federal funds overnight rate by a total of 100 basis points in the third and fourth quarters. Equity markets were positive for the year in 2024, with the S&P 500® and the NASDAQ Composite® finishing the year higher by 23% and 29%, respectively.

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

Total expenses excluding interest were $11.9 billion in 2024, down 4% from 2023. This decrease reflected lower restructuring costs, lower acquisition and integration-related costs, and lower regulatory fees and assessments due primarily to a $172 million FDIC special assessment recognized in the fourth quarter of 2023. These lower expenses were partially offset by higher incentive compensation, higher depreciation and amortization due to continued investment to support growth of the business, and higher other expense. Other expense reflected higher industry fees resulting from the SEC’s May 2024 fee rate increase. Adjusted total expenses (1) were $11.3 billion in 2024, up 2% from 2023. Acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs totaled $645 million in 2024, down 55% from 2023, as substantially all of the Company’s costs related to its restructuring were incurred in 2023, and spending for the Ameritrade integration decreased in 2024 as we completed the final integration activities.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Return on average common stockholders’ equity was 15% in 2024, down from 16% in 2023, and ROTCE (1) was 35% in 2024, down from 54% in 2023. These changes reflect the benefit of higher net income in 2024 offset by higher average common stockholders’ equity. Average common stockholders’ equity was higher year-over-year due to higher retained earnings as well as higher average AOCI. The increase in average AOCI was driven by lower unrealized losses on our AFS investment securities portfolio and securities transferred in 2022 from AFS to HTM.

Employing our diligent approach to managing the balance sheet, Schwab supported client-driven growth in margin and bank lending, while reducing our bank supplemental funding in 2024. Total balance sheet assets decreased 3% during the year, though margin lending grew to $83.8 billion at year-end 2024, up 34%, and bank loans increased to $45.2 billion, rising 12% during the year. Principal and interest from our AFS and HTM securities portfolios, along with deceleration of client cash realignment from sweep products to higher-yielding investment solutions, supported a reduction in bank supplemental funding. Total bank supplemental funding ended 2024 at $49.9 billion, down $29.7 billion, or 37%, from year-end 2023, and down 49% from peak levels in May 2023. Supported by strength of net income, our consolidated Tier 1 Leverage Ratio increased to 9.9% as of December 31, 2024, and our consolidated adjusted Tier 1 Leverage Ratio (1) rose to 6.8%, ending the year within our long-term operating objective of 6.75% - 7.00%.

(1) Adjusted diluted EPS, adjusted total expenses, return on tangible common equity, adjusted net income available to common stockholders, and adjusted Tier 1 Leverage Ratio are non-GAAP financial measures. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

Integration of Ameritrade and Other Restructuring

The Company’s integration of Ameritrade was completed as of December 31, 2024. Over the course of five client transition groups in 2023 and 2024, we converted approximately $1.9 trillion in client assets across more than 17 million client accounts, including 7,000 RIAs, from Ameritrade to the Schwab platform. In connection with these transitions, we experienced some expected attrition of client assets from retail accounts and RIAs, though such attrition was below our initial estimates when we announced the acquisition. Throughout the integration, the Company incurred total acquisition and integration-related costs and capital expenditures of approximately $2.5 billion. Acquisition and integration-related costs, which are inclusive of related exit costs, totaled $117 million and $401 million in 2024 and 2023, respectively. Over the course of the integration, we realized annualized run-rate cost synergies of approximately $2.0 billion.

In addition to cost synergies directly related to the integration of Ameritrade, the Company took incremental actions in 2023 and 2024 to streamline its operations to prepare for post-integration, including through position eliminations and decreasing its real estate footprint. Through these actions, the Company has realized approximately $500 million of incremental run-rate cost savings in addition to integration synergies. In order to achieve these cost savings, the Company incurred total exit and related costs, primarily related to employee compensation and benefits and facility exit costs, of approximately $500 million. Substantially all of these costs were recognized in 2023 and actions under the plan were completed as of December 31, 2024.

CURRENT REGULATORY AND OTHER DEVELOPMENTS

On June 12, 2025, the SEC withdrew certain notices of proposed rulemaking issued between March 2022 and November 2023, which the Company had been evaluating. The withdrawn proposals included the December 2022 equity market structure rule proposals, “Order Competition Rule” and “Regulation Best Execution”.

On March 3, 2025, the FDIC also withdrew certain notices of proposed rulemaking issued in 2023 and 2024 that the Company had been evaluating, including the July 2024 proposal related to the brokered deposits framework.

In April 2024, the U.S. Department of Labor adopted a final rule to significantly broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. Among other requirements, the rule, in conjunction with associated prohibited transaction exemptions (PTEs), subjects broker-dealers who provide non-discretionary investment advice to retirement plans and accounts to a “best interest” standard. The rule was scheduled to take effect September 23, 2024, with a one-year transition period for certain PTE provisions. In July 2024, in two separate industry lawsuits seeking to vacate the rule, federal district court judges stayed effectiveness of the rule pending resolution of litigation. The stay was appealed by the Department of Labor in late 2024, and in November 2025 the Department of Labor formally withdrew its appeal and the stay remains in place.

In November 2023, the FDIC approved a special assessment to recover losses incurred by the DIF to protect uninsured depositors due to the March 2023 closures of two banks. The Company recognized a charge of $172 million in 2023 for its

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

estimated portion of this special assessment. The FDIC has since provided updates to its estimated losses to recover. The Company has revised its estimates accordingly, resulting in an additional charge of $30 million recognized in 2024 and a subsequent reduction of $32 million recognized in 2025.

In August 2023, the U.S. federal banking agencies issued a proposed rulemaking on long-term debt requirements for certain large banking organizations. Among other things, the proposed rule would require CSC and our banking subsidiaries to maintain outstanding minimum levels of eligible long-term debt. The comment period for the proposed rule ended on January 16, 2024 and the rule proposal is subject to further modification. The proposed rule could have a significant impact on the amount of debt that CSC and our banking subsidiaries are required to maintain.

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

RESULTS OF OPERATIONS

Total Net Revenues

The following table presents a comparison of revenue by category:

Year Ended December 31,		2025		2024		2023
	Percent Change 2025-2024	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	—	$15,504	65%	$15,537	79%	$16,111	86%
Interest expense	(41)%	(3,754)	(16)%	(6,393)	(32)%	(6,684)	(36)%
Net interest revenue	28%	11,750	49%	9,144	47%	9,427	50%
Asset management and administration fees
Mutual funds, ETFs, and CTFs	14%	3,665	15%	3,221	16%	2,563	13%
Managed investing solutions	15%	2,440	10%	2,129	11%	1,868	10%
Other	10%	401	2%	366	2%	325	2%
Asset management and administration fees	14%	6,506	27%	5,716	29%	4,756	25%
Trading revenue
Commissions	13%	1,797	8%	1,591	8%	1,601	9%
Order flow revenue	31%	1,930	8%	1,477	7%	1,404	7%
Principal transactions	(1)%	194	1%	196	1%	225	1%
Trading revenue	20%	3,921	17%	3,264	16%	3,230	17%
Bank deposit account fees	34%	977	4%	729	4%	705	4%
Other	2%	767	3%	753	4%	719	4%
Total net revenues	22%	$23,921	100%	$19,606	100%	$18,837	100%

Net Interest Revenue

Schwab’s primary interest-earning assets include cash and cash equivalents; cash and investments segregated; margin loans; investment securities; and bank loans. Schwab’s interest-bearing liabilities are comprised of bank deposits and payables to brokerage clients, which together are the Company’s primary funding source; payables to brokers, dealers, and clearing organizations (e.g., securities lending, broker-dealer repurchase agreements); FHLB borrowings; other short-term borrowings (e.g., commercial paper, bank repurchase agreements, other secured borrowings); and long-term debt. Schwab deploys the funds from these sources into the aforementioned interest-earning assets.

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on cash and cash equivalents, floating-rate securities and

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, FHLB borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. Schwab’s use and the financial impacts of the Company’s various funding sources are dependent on a number of market and client activity factors. Net interest revenue also reflects the impacts of derivatives used to manage interest rate risk. See also Risk Management – Market Risk and Item 8 – Note 16 for additional information.

The Federal Reserve maintained the upper bound of the target overnight rate at 4.50% for most of the first nine months of 2025 before reducing the rate by 25 basis points in the third quarter and an additional 50 basis points across two cuts in the fourth quarter of 2025.

Schwab’s average interest-earning assets in 2025 were relatively consistent in aggregate with 2024, while the mix of interest-earning assets shifted year-over-year to reflect higher margin and bank lending, higher cash and investments segregated, and lower balances of AFS and HTM securities. Client demand for margin and bank lending was strong during 2025, reflecting positive equity market performance and client engagement, as margin loan balances rebounded following market volatility in late March and early April, increasing in the third quarter and through the end of 2025. Margin loan balances ended the year at $112.3 billion, increasing 34% from year-end 2024. Total bank loans rose to $58.0 billion at year-end 2025, higher by 28% from December 31, 2024, due primarily to growth in PALs and First Mortgages.

Cash activity during 2025 reflected normal client cash behavior, inclusive of organic growth, and engagement in equity markets. Bank sweep deposits and payables to brokerage clients increased by a total of $36.6 billion, or 12% during 2025. Principal and interest payments on AFS and HTM securities, as well as transfers of $6.7 billion of BDA balances to our balance sheet (see Results of Operations – Bank Deposit Account Fees and Item 8 – Note 15), supported paydowns in bank supplemental funding of $44.8 billion, or 90% during 2025.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheets:

Year Ended December 31,	2025			2024			2023
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets
Cash and cash equivalents	$28,054	$1,189	4.18%	$29,676	$1,539	5.10%	$37,846	$1,894	4.94%
Cash and investments segregated	44,359	1,862	4.14%	28,450	1,443	4.99%	28,259	1,355	4.73%
Receivables from brokerage clients (1)	87,300	5,700	6.44%	70,811	5,420	7.53%	61,914	4,793	7.64%
Available for sale securities (2)	74,478	1,538	2.06%	101,659	2,166	2.12%	137,178	2,987	2.17%
Held to maturity securities (2)	139,447	2,386	1.71%	152,566	2,636	1.72%	165,634	2,872	1.73%
Bank loans	50,595	2,168	4.28%	42,255	1,867	4.42%	40,234	1,664	4.14%
Total interest-earning assets	424,233	14,843	3.47%	425,417	15,071	3.51%	471,065	15,565	3.28%
Securities lending revenue		437			330			419
Other interest revenue (1)		224			136			127
Total interest-earning assets	$424,233	$15,504	3.62%	$425,417	$15,537	3.61%	$471,065	$16,111	3.39%
Funding sources
Bank deposits (3)	$238,088	$1,185	0.50%	$256,212	$3,152	1.23%	$306,505	$3,363	1.10%
Payables to brokers, dealers, and clearing organizations	18,236	701	3.79%	8,522	372	4.30%	4,477	147	3.23%
Payables to brokerage clients (1)	94,884	244	0.26%	72,776	272	0.37%	66,842	271	0.41%
Other short-term borrowings	7,020	324	4.60%	9,146	504	5.51%	7,144	375	5.25%
Federal Home Loan Bank borrowings	7,682	356	4.57%	23,102	1,245	5.32%	34,821	1,810	5.14%
Long-term debt	21,093	836	3.91%	23,083	846	3.66%	22,636	715	3.16%
Total interest-bearing liabilities	387,003	3,646	0.94%	392,841	6,391	1.62%	442,425	6,681	1.51%
Non-interest-bearing funding sources	37,230			32,576			28,640
Other interest expense (1)		108			2			3
Total funding sources	$424,233	$3,754	0.88%	$425,417	$6,393	1.49%	$471,065	$6,684	1.41%
Net interest revenue		$11,750	2.74%		$9,144	2.12%		$9,427	1.98%
(1) Beginning in the fourth quarter of 2025, average balances of client margin loans and short credits related to certain client long/short strategies from which the Company earns a fixed net yield are excluded from interest-earning assets and funding sources. Average margin loans and average short credits related to these client strategies totaled $2.8 billion for the year ended December 31, 2025. Interest revenue and expense related to these client strategies are presented in other interest revenue and other interest expense, respectively. The amounts and average yields for 2025 have been reclassified and recalculated to reflect this change. Prior-year amounts were not impacted by this change.
(2) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.
(3) Average balance includes $15.0 billion, $37.4 billion, and $36.0 billion of brokered CDs in 2025, 2024 and 2023, respectively.

Net interest revenue increased $2.6 billion, or 28%, in 2025 from 2024 primarily due to lower balances of bank supplemental funding, lower average rates paid on funding sources, growth in margin and bank lending, and increases in securities lending revenue, partially offset by lower yields on floating-rate assets due to lower market rates. Average interest-earning assets for 2025 decreased slightly compared to 2024. This decrease was primarily due to lower average balances in AFS and HTM securities, as cash inflows from investment securities were used to pay down bank supplemental funding, largely offset by higher balances of cash and investments segregated, growth in margin lending which was supported by higher payables to brokerage clients and payables to brokers, dealers, and clearing organizations, and increased bank lending.

Net interest margin increased to 2.74% in 2025, from 2.12% in 2024, as reduced balances of bank supplemental funding and lower rates paid on funding sources more than offset lower yields on floating-rate assets due to lower market interest rates.

With the paydowns of bank supplemental funding during 2025, the outstanding balance of $5.1 billion as of December 31, 2025 is within a range generally consistent with our diversified funding strategy. See also Risk Management – Liquidity Risk and Item 8 – Notes 12, 13, and 17 for additional information on these and other funding sources.

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

We also earn asset management fees for managed investing solutions, which include managed portfolios, specialized strategies, and customized investment advice. Other asset management and administration fees include various asset-based fees, such as trust fees, 401(k) recordkeeping fees, mutual fund clearing fees, and non-balance based service and transaction fees.

Asset management and administration fees vary with changes in the balances of client assets due to market fluctuations and client activity.

The following table presents asset management and administration fees, average client assets, and average fee yields:

Year Ended December 31,	2025			2024			2023
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$652,798	$1,783	0.27%	$539,113	$1,461	0.27%	$391,864	$1,034	0.26%
Schwab equity and bond funds, ETFs, and CTFs	708,243	516	0.07%	588,999	462	0.08%	471,832	382	0.08%
Mutual Fund OneSource® and other NTF funds (1)	404,065	966	0.24%	342,615	878	0.26%	249,131	657	0.26%
Other third-party mutual funds and ETFs (1)	620,042	400	0.06%	611,999	420	0.07%	640,689	490	0.08%
Total mutual funds, ETFs, and CTFs (2)	$2,385,148	$3,665	0.15%	$2,082,726	$3,221	0.15%	$1,753,516	$2,563	0.15%
Managed investing solutions (2):
Fee-based	$633,960	$2,440	0.38%	$542,253	$2,129	0.39%	$458,114	$1,868	0.41%
Non-fee-based	125,333	—	—	111,571	—	—	96,633	—	—
Total managed investing solutions	$759,293	$2,440	0.32%	$653,824	$2,129	0.33%	$554,747	$1,868	0.34%
Other balance-based fees (3)	893,953	318	0.04%	776,715	286	0.04%	608,170	254	0.04%
Other (4)		83			80			71
Total asset management and administration fees		$6,506			$5,716			$4,756
(1) 2025 and 2023 include transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and other NTF funds.
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

Asset management and administration fees increased by $790 million, or 14%, in 2025 from 2024, due primarily to growth in Schwab money market funds and fee-based managed investing solutions, as well as growth in Mutual Fund OneSource®, and Schwab equity and bond funds, ETFs, and CTFs. This growth was driven primarily by higher client asset balances, reflecting year-over-year equity market appreciation, the Company’s asset gathering, and net inflows into managed investing solutions.

Asset management and administration fees increased by $960 million, or 20%, in 2024 from 2023, primarily as a result of higher balances in Schwab money market funds as clients shifted their cash allocations to higher-yielding investment solutions. The increase in asset management and administration fees in 2024 was also due to growth in balances in fee-based managed investing solutions and Mutual Fund OneSource, as a result of strong equity markets and, for managed investing solutions, net inflows of client assets.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource® and other NTF funds. The following funds generated 50%, 49%, and 44% of the asset management and administration fees earned during 2025, 2024, and 2023, respectively:

	Schwab Money			Schwab Equity and			Mutual Fund OneSource®
	Market Funds			Bond Funds, ETFs, and CTFs			and Other NTF Funds
Year Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023
Balance at beginning of period	$596,531	$476,409	$278,926	$627,166	$506,149	$412,942	$347,798	$306,222	$235,738
Net inflows (outflows)	71,375	98,224	180,513	48,871	38,138	23,301	(30,827)	(24,445)	(28,741)
Net market gains (losses) and other (1)	25,909	21,898	16,970	96,649	82,879	69,906	137,236	66,021	99,225
Balance at end of period	$693,815	$596,531	$476,409	$772,686	$627,166	$506,149	$454,207	$347,798	$306,222
(1) 2025 and 2023 include $63.3 billion and $39.8 billion, respectively, of transfers from other third-party mutual funds and ETFs to Mutual Fund OneSource® and Other NTF Funds.

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

The following tables present trading revenue, client trading activity, and related information:

Year Ended December 31,	Percent Change 2025-2024	2025	2024	2023
Commissions	13%	$1,797	$1,591	$1,601
Order flow revenue
Options	16%	1,167	1,010	949
Equities	63%	763	467	455
Total order flow revenue	31%	1,930	1,477	1,404
Principal transactions	(1)%	194	196	225
Total trading revenue	20%	$3,921	$3,264	$3,230

Year Ended December 31,	Percent Change 2025-2024	2025	2024	2023
DATs (in thousands)	31%	7,667	5,862	5,394
Product as a percentage of DATs
Equities		55%	53%	49%
Derivatives		21%	21%	23%
ETFs		18%	19%	20%
Mutual funds		5%	6%	6%
Fixed income		1%	1%	2%

Number of trading days	(1)%	248.5	250.5	249.0
Revenue per trade (1)	(7)%	$2.06	$2.22	$2.41
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs multiplied by the number of trading days.

Trading revenue increased $657 million, or 20%, in 2025 compared to 2024, driven by an increase in order flow and commission revenue due primarily to higher client trading volume.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue from the TD Depository Institutions, in accordance with the 2023 IDA agreement. Bank deposit account fee revenue is presented net of interest paid to clients, and other applicable fees, and is affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate obligation amounts. See Item 8 – Note 15 for additional information.

The following table presents bank deposit account fee revenue and related information:

Year Ended December 31,	Percent Change 2025-2024	2025	2024	2023
Bank deposit account fees	34%	$977	$729	$705
Average BDA balances	(8)%	$80,329	$86,846	$104,227
Average net yield		1.22%	0.84%	0.68%
Percentage of average BDA balances designated as:
Fixed-rate balances		78%	86%	92%
Floating-rate balances		22%	14%	8%
Bank deposit account fees increased $248 million, or 34%, in 2025 compared to 2024, primarily due to a decrease in the amount paid to clients as a result of lower interest rates. This was partially offset by lower average BDA balances, which reduced the base on which bank deposit account fees are earned. The decrease in average BDA balances in 2025 compared to 2024 was primarily due to the transfer of $6.7 billion of BDA balances to Schwab’s balance sheet after September 10, 2025, as well as client cash allocation decisions in 2024 in response to elevated short-term market interest rates through most of 2024. Pursuant to the 2023 IDA agreement, after September 10, 2025, Schwab has broader discretion to withdraw balances, subject to certain constraints, as described in Item 8 – Note 15. Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets or reduce reliance on borrowings to increase net interest revenue.

Average net yield increased in 2025 compared to 2024 due to an increase in the average amount of floating-rate BDA balances, which earned higher net yields relative to fixed-rate balances. This was partially offset by a decrease in the average net yields earned on both fixed-rate and floating-rate BDA balances compared to 2024. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of December 31, 2025 were 78% and 22%, respectively.

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

Other revenue increased $14 million, or 2%, in 2025 compared to 2024, primarily due to higher other service fees and gains recognized on certain equity investments, partially offset by higher losses recognized on sales of AFS securities, higher provision for credit losses on bank loans, and lower industry fees. Effective May 14, 2025, the SEC decreased the fee rate applicable to most securities transactions to zero from the rate in effect since May 22, 2024. This change resulted in lower industry fees in 2025 compared to 2024.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table shows a comparison of total expenses excluding interest:

	Percent Change 2025-2024	2025	2024	2023
Compensation and benefits
Salaries and wages	7%	$3,770	$3,530	$4,046
Incentive compensation	5%	1,565	1,488	1,239
Employee benefits and other	13%	1,156	1,025	1,030
Total compensation and benefits	7%	$6,491	$6,043	$6,315
Professional services	14%	1,197	1,053	1,058
Occupancy and equipment	5%	1,117	1,060	1,254
Advertising and market development	6%	420	397	397
Communications	5%	620	591	629
Depreciation and amortization	(7)%	850	916	804
Amortization of acquired intangible assets	(1)%	512	519	534
Regulatory fees and assessments	(28)%	287	398	547
Other	3%	968	937	921
Total expenses excluding interest	5%	$12,462	$11,914	$12,459
Expenses as a percentage of total net revenues
Compensation and benefits		27%	31%	34%
Advertising and market development		2%	2%	2%
Full-time equivalent employees (in thousands)
At year end	3%	33.0	32.1	33.0
Average	1%	32.6	32.3	35.4
Total expenses excluding interest increased $548 million, or 5%, in 2025 from 2024, and decreased $545 million, or 4%, in 2024 from 2023. Adjusted total expenses, which excludes acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs, increased $681 million, or 6%, in 2025 from 2024 and $240 million, or 2%, in 2024 from 2023. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. We currently anticipate total expenses excluding interest in full-year 2026 will increase approximately 5.5% to 6.5% from 2025. We currently expect the Company’s acquisition of Forge to close in March 2026, and costs related to the operations and integration of Forge would be in addition to the 5.5% to 6.5% expected growth in expenses.
Total compensation and benefits expense increased in 2025 compared to 2024, primarily due to annual merit increases and growth in headcount, higher incentive compensation, and higher other employee-related costs. These increases reflect investments to support growth of the business and enhance client-serving capabilities, as well as higher incentive compensation driven by the Company’s financial performance. Total compensation and benefits decreased in 2024 from 2023 primarily due to restructuring costs recognized in 2023, as well as lower headcount as a result of position eliminations from the restructuring and Ameritrade integration. These decreases were partially offset by higher incentive compensation and annual merit increases. Compensation and benefits included acquisition and integration-related costs of $54 million and $187 million in 2024 and 2023, respectively. Compensation and benefits also included a $34 million benefit in 2024, due to a change in estimated restructuring costs, and included restructuring costs of $292 million in 2023.

Professional services expense increased in 2025 compared to 2024, reflecting overall growth of the business and increased utilization of technology and other professional services. Professional services expense remained consistent in 2024 compared to 2023. Professional services included acquisition and integration-related costs of $36 million and $135 million in 2024 and 2023, respectively.

Occupancy and equipment expense increased in 2025 compared to 2024, primarily driven by higher technology equipment and software costs, as well as building expenses, related to growth of the business, and a benefit related to property taxes reflected in 2024. Occupancy and equipment expense decreased in 2024 from 2023, due to lower technology equipment and software costs, lower property tax expense, and lower occupancy costs as a result of facility closures in 2023 related to restructuring and the Ameritrade integration. Occupancy and equipment included restructuring costs of $5 million and $17 million in 2024 and 2023, respectively, and acquisition and integration-related costs of $28 million in 2023.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Advertising and market development expense increased in 2025 compared to 2024, primarily due to higher client promotional spending and digital advertising costs. Advertising and market development expense remained consistent in 2024 compared to 2023, as higher client promotional spending was offset by lower spending on digital advertising.

Communications expense increased in 2025 compared to 2024 primarily due to higher exchange quotation services and proxy-related expenses, reflecting growth in the business, partially offset by lower telecommunications expenses. Communications expense decreased in 2024 compared to 2023 due to lower exchange quotation services expenses.

Depreciation and amortization expense decreased in 2025 compared to 2024 primarily due to lower depreciation on equipment due to abandonment of certain data centers in 2024 related to the integration of Ameritrade, lower software amortization and lower finance lease amortization as a result of terminations in 2024. Depreciation and amortization expense increased in 2024 from 2023 primarily as a result of higher amortization of purchased and internally developed software and higher depreciation of hardware, driven by capital expenditures to support growth of the business.

Amortization of acquired intangible assets was largely consistent in 2025 compared to 2024. Amortization of acquired intangible assets decreased in 2024 from 2023, primarily as certain assets from the Ameritrade acquisition were fully amortized during 2023.

Regulatory fees and assessments decreased in 2025 compared to 2024 primarily due to $32 million of reductions in the FDIC special assessment in 2025 and $30 million of incremental FDIC special assessments in 2024, coupled with lower FDIC deposit insurance assessments primarily due to lower assessment rates driven by a decrease in brokered CDs. Regulatory fees and assessments decreased in 2024 from 2023, primarily due to a $172 million FDIC special assessment recorded during the fourth quarter of 2023, partially offset by $30 million of incremental FDIC special assessments in 2024. See Current Regulatory and Other Developments for discussion of the FDIC special assessments.

Other expense increased in 2025 compared to 2024, due to certain higher costs resulting from growth of the business and increased trading volume. The increase was partially offset by a charge recognized in the second quarter of 2024 for the SEC’s industry-wide review of off-channel communications, and lower industry fees in 2025 compared to 2024 due to lower average fee rates stemming from the SEC decreasing the fee rate applicable to most securities transactions to zero effective May 14, 2025. Other expense increased in 2024 from 2023, primarily due to higher industry fees, partially offset by impairment charges recorded in 2023 related to restructuring. Industry fees increased primarily due to higher average SEC fee rates in effect during 2024 compared to 2023. Effective May 22, 2024, the SEC increased its fee rate applicable to most securities transactions from the rate in effect since late February 2023. Other expense included restructuring costs of $37 million and $181 million in 2024 and 2023, respectively, and acquisition and integration-related costs of $27 million in 2023.

Capital expenditures primarily include capitalized software costs, information technology and telecommunications equipment, and buildings. Total capital expenditures were $602 million, $607 million, and $804 million in 2025, 2024, and 2023, respectively. Capital expenditures decreased 1% in 2025 compared to 2024, primarily due to the completion of certain construction projects in 2024 resulting in a decrease of land and building-related capital expenditures, offset by higher investment in purchased and internally developed software and telecommunications and information technology equipment. Capital expenditures decreased 25% in 2024 compared to 2023, primarily due to lower purchased and internally developed software as we completed Ameritrade client account transitions in the second quarter of 2024 and completed the Ameritrade integration, partially offset by higher investment in buildings.

Capital expenditures were 2.5% of total net revenues in 2025, slightly lower than our previously disclosed expected range of approximately 3-5% of total net revenues. We anticipate capital expenditures for 2026 to be within our longer term expectation of 3-5% of total net revenues.

Taxes on Income

Taxes on income were $2.6 billion, $1.8 billion, and $1.3 billion for 2025, 2024, and 2023, respectively, resulting in effective tax rates of 22.8% in 2025 and 2024, and 20.6% in 2023. The effective tax rate in 2025 remained consistent with 2024 primarily due to a decrease in the state tax rate and in non-deductible FDIC deposit insurance assessments, offset by an increase in state tax reserves and a decrease in certain tax credits. The increase in the effective tax rate in 2024 from 2023 was primarily due to an increase in state tax expense and the recognition of certain tax credits during 2023, partially offset by additional tax credits recognized and the reversal of tax reserves due to the resolution of certain state tax matters during 2024.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Revenues and expenses are attributed to the two segments based on which segment services the client. Management evaluates the performance of the segments on a pre-tax basis. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. Net revenues in both segments are generated from the underlying client assets and trading activity; differences in the composition of net revenues between the segments are based on the composition of client assets, client trading frequency, and pricing unique to each. While both segments leverage the scale and efficiency of our platforms, segment expenses reflect the dynamics of serving millions of clients in Investor Services versus the thousands of RIAs on the Advisor Services platform. See Item 8 – Note 24 for additional segment information.

Financial information for our segments is presented in the following table:

	Investor Services				Advisor Services				Total
	Percent Change 2025-2024	2025	2024	2023	Percent Change 2025-2024	2025	2024	2023	Percent Change 2025-2024	2025	2024	2023
Year Ended December 31,
Net Revenues
Net interest revenue	27%	$9,328	$7,317	$7,193	33%	$2,422	$1,827	$2,234	28%	$11,750	$9,144	$9,427
Asset management and administration fees	15%	4,756	4,146	3,492	11%	1,750	1,570	1,264	14%	6,506	5,716	4,756
Trading revenue	22%	3,525	2,895	2,821	7%	396	369	409	20%	3,921	3,264	3,230
Bank deposit account fees	35%	766	568	546	31%	211	161	159	34%	977	729	705
Other	(1)%	624	632	598	18%	143	121	121	2%	767	753	719
Total net revenues	22%	18,999	15,558	14,650	22%	4,922	4,048	4,187	22%	23,921	19,606	18,837
Expenses Excluding Interest
Compensation and benefits	8%	5,025	4,656	4,779	6%	1,466	1,387	1,536	7%	6,491	6,043	6,315
Professional services	14%	953	834	824	11%	244	219	234	14%	1,197	1,053	1,058
Occupancy and equipment	6%	876	823	951	2%	241	237	303	5%	1,117	1,060	1,254
Advertising and market development	9%	280	256	296	(1)%	140	141	101	6%	420	397	397
Communications	6%	439	415	441	3%	181	176	188	5%	620	591	629
Depreciation and amortization	(10)%	644	716	609	3%	206	200	195	(7)%	850	916	804
Amortization of acquired intangible assets	(6)%	418	445	449	27%	94	74	85	(1)%	512	519	534
Regulatory fees and assessments	(24)%	237	311	387	(43)%	50	87	160	(28)%	287	398	547
Other	3%	806	782	703	5%	162	155	218	3%	968	937	921
Total expenses excluding interest	5%	9,678	9,238	9,439	4%	2,784	2,676	3,020	5%	12,462	11,914	12,459
Income before taxes on income	47%	$9,321	$6,320	$5,211	56%	$2,138	$1,372	$1,167	49%	$11,459	$7,692	$6,378

Net new client assets (in billions) (1)	33%	$213.8	$161.1	$181.3	42%	$284.8	$200.5	$155.9	38%	$498.6	$361.6	$337.2
(1) In 2025, Investor Services includes net outflows of $20.8 billion from off-platform brokered CDs issued by CSB. In 2024, Investor Services includes net outflows of $14.6 billion from off-platform brokered CDs issued by CSB, an inflow of $10.3 billion from a mutual fund clearing services client, and outflows of $0.7 billion from an international relationship. In 2023, Investor Services includes net inflows of $32.5 billion from off-platform brokered CDs issued by CSB, inflows of $12.0 billion from a mutual fund clearing services client, and outflows of $5.8 billion from an international relationship. In 2024 and 2023, Advisor Services includes outflows of $0.3 billion and $7.2 billion, respectively, from an international relationship.

Segment Net Revenues

Total net revenues increased by 22% for both Investor Services and Advisor Services in 2025 compared to 2024. Net interest revenue increased for both segments primarily due to reductions in bank supplemental funding, lower average rates paid on funding sources, and growth of margin and bank lending balances, partially offset by lower yields on interest-earning assets. Asset management and administration fees increased for both segments primarily due to higher balances in money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource®, and, additionally for Investor Services, managed investing solutions. Trading revenue increased for both segments primarily due to higher order flow revenue and commission revenue reflecting higher trading volume. Bank deposit account fees increased for both segments primarily due to improved net yields partially offset by lower average BDA balances. Other revenue was largely flat for Investor Services and increased for Advisor Services, due to higher other service fees and gains recognized on certain equity investments, partially

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

offset by losses recognized on the sale of AFS securities, higher provision for credit losses on bank loans, and lower industry fees.

Investor Services total net revenues increased by 6% in 2024 compared to 2023. Net interest revenue increased for Investor Services primarily due to growth of margin lending and lower average balances of FHLB borrowings, partially offset by lower average interest-earning assets and higher average rates paid on most funding sources. Trading revenue increased for Investor Services due to higher order flow revenue as a result of increased trading volumes and changes in the mix of trading activity. Other revenue increased for Investor Services primarily due to higher industry fees and lower losses recognized on sales of AFS securities. Advisor Services total net revenues decreased by 3% in 2024 compared to 2023. Net interest revenue decreased for Advisor Services primarily as a result of lower average interest-earning assets and higher average rates paid on most funding sources, partially offset by lower average balances of FHLB borrowings, and trading revenue decreased for Advisor Services, primarily due to lower order flow revenue as a result of changes in the mix of client trading activity. Asset management and administration fees increased for both segments, primarily as a result of higher balances in money market funds and Mutual Fund OneSource®, and, additionally for Investor Services, fee-based managed investing solutions. Additionally, bank deposit account fees increased for both segments, primarily due to breakage fees incurred that resulted in lower bank deposit account fee revenue in 2023, partially offset by lower BDA balances.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 5% and 4%, respectively, in 2025 compared to 2024. Compensation and benefits expense increased in both segments primarily due to annual merit increases, higher incentive compensation, and higher employee-related costs. Professional services expense increased in both segments due to overall growth of the business and increased utilization of technology and other professional services. Occupancy and equipment expense increased in both segments primarily due to higher technology equipment and software costs related to growth of the business, as well as building expenses, and a property tax benefit reflected in 2024. Regulatory fees and assessments decreased in both segments, primarily due to a reduction in FDIC assessments in 2025 and lower FDIC special assessments from 2024 to 2025.

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
•Financial Risk Oversight Committee – provides oversight of and approves credit, market, liquidity, and capital risk policies, limits, and exposures and includes the Liquidity and Capital Subcommittee; and
•New Products and Services Risk Oversight Committee – provides oversight of and approves new products, including the policy, program, and process designed to oversee new products and services risks prior to and post launch.

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

In addition, the Disclosure Committee is responsible for monitoring and evaluating the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of the end of each fiscal quarter. The Disclosure Committee reports on this evaluation to the Chief Executive Officer and Chief Financial Officer prior to their certification required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Operational Risk

Operational risk arises due to potential inadequacies or failures related to internal processes, people, and systems, or from external events or relationships impacting the Company and/or any of its key business partners and vendors. While operational risk is inherent in all business activities, the Company has established a system of internal controls and risk management practices designed to keep operational risk and operational losses within the Company’s risk appetite. We have specific policies and procedures to identify and manage operational risk and perform periodic testing to evaluate the effectiveness of relevant internal controls. Where appropriate, we manage the impact of operational loss and litigation expense through the purchase of insurance. The insurance program is specifically designed to address our key operational risks and to maintain compliance with local laws and regulations.

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

Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Model uses at Schwab include, but are not limited to, calculating capital requirements for hypothetical stressful environments, estimating interest and credit risk for loans and other balance sheet assets, identifying and preventing fraud and other financial crimes, and providing guidance in the management of client portfolios. Schwab manages model risk, including use of artificial intelligence, through use of policies, standards, and controls which evaluate the conceptual and technical soundness of models used by the Company. Prior to the use of any artificial intelligence, we employ procedures which require cross-functional review from applicable oversight functions. We maintain a model inventory that includes a distinct record and risk rating for each model, and we conduct independent validations, annual reviews, and performance monitoring of the Company’s models.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compliance Risk

Schwab faces compliance risk which is the potential exposure to legal or regulatory sanctions, fines or penalties, financial loss, or damage to reputation resulting from the failure to comply with laws, regulations, rules, or other regulatory requirements. Among other things, compliance risks relate to the suitability of client investments, consumer protection, conflicts of interest, disclosure obligations and performance expectations for products and services, supervision of employees, the retention of required records, and the adequacy of our controls. The Company and its affiliates are subject to extensive regulation by federal, state, and foreign regulatory authorities, including SROs.

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

Conduct risk arises from inappropriate, unethical, or unlawful behavior of the Company, its employees or third parties acting on the Company’s behalf that may result in detriment to the Company’s clients, financial markets, the Company, and/or the Company’s employees. We manage this risk through policies, procedures, and a system of internal controls, including personnel monitoring and surveillance. Conduct-related matters are escalated through appropriate channels by the Company’s Corporate Responsibility Officer.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity and Investment Portfolios

Schwab has exposure to credit risk associated with its investment portfolios, which include U.S. agency and non-agency mortgage-backed securities, asset-backed securities, corporate debt securities, U.S. agency notes, U.S. Treasury securities, CDs, U.S. state and municipal securities, commercial paper, and foreign government agency securities.

At December 31, 2025, substantially all securities in the investment portfolios were rated investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

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

We are indirectly exposed to option, futures, and equity market fluctuations in connection with client option and futures accounts, securities collateralizing margin loans to brokerage customers, and client securities used in securities lending and similar activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with Schwab. Additionally, we earn mutual fund and ETF service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue we earn. Our market risk related to financial instruments held for trading is not material.

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short- and long-term interest rates. Interest-earning assets include investment securities, margin loans, bank loans, cash and investments segregated, and cash and cash equivalents. These assets are sensitive to changes in interest rates and changes in prepayment levels that tend to increase in a declining rate environment and decrease in a rising rate environment. Because we establish the rates paid on certain brokerage client cash balances and bank deposits and the rates charged on certain margin and bank loans, and control the composition of our investment securities, we are able to take certain actions to manage our net interest spread, depending on competitive factors and market conditions. When liquidity needs exceed our primary sources of funding, the Company will utilize higher-cost funding sources, which can reduce net interest margin and net interest revenue.

Higher prevailing short-term interest rates generally improve yields on shorter duration interest-earning assets. During periods of rapidly rising interest rates, clients tend to reallocate cash out of sweep products into higher-yielding, off-balance sheet, fixed income investments and money market funds within Schwab’s product offerings. This can result in lower interest-earning assets and/or may require increased use of higher-cost funding sources, which therefore tend to constrain net interest revenue when interest rates are moving rapidly higher. A decline in short-term interest rates could negatively impact the yield on the Company’s investment and loan portfolios to a greater degree than any offsetting reduction in interest expense from funding sources, compressing net interest margin.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table assumes a statically-sized balance sheet with simulated changes to net interest revenue over the next twelve months beginning December 31, 2025 and 2024 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

December 31,	2025	2024
Increase of 200 basis points	8.6%	8.6%
Increase of 100 basis points	4.1%	4.6%
Increase of 50 basis points	1.7%	2.5%
Decrease of 50 basis points	(2.2)%	(2.3)%
Decrease of 100 basis points	(4.4)%	(4.6)%
Decrease of 200 basis points	(8.8)%	(9.3)%
The Company’s simulated incremental increases and decreases in market interest rates had an overall smaller impact on net interest revenue as of December 31, 2025 compared to December 31, 2024. These changes were primarily due to the use of cash flow hedges related to PALs beginning in 2025 and additional hedging of Senior Notes, partially offset by higher concentrations of both margin loan and cash balances.

Effective Duration

Effective duration measures price sensitivity relative to a change in prevailing interest rates, taking account of amortizing cash flows and prepayment optionality for mortgage-related securities and loans. Duration is measured in years and commonly interpreted as the average timing of principal and interest cash flows. We seek to manage the Company’s asset duration in relation to management’s estimate of the Company’s liability duration. The Company’s liability duration is impacted by the composition of funding sources and typically decreases in periods of rising market interest rates and increases in periods of declining market interest rates. The Company also utilizes derivative hedging instruments such as interest rate swaps in managing its asset and liability duration.

The following table presents the Company’s estimated effective durations, which reflect anticipated future payments, by category:

	December 31, 2025	December 31, 2024
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	1.8	2.1
AFS investment securities portfolio	2.4	2.3
AFS and HTM investment securities portfolios	3.9	3.9
Pledged asset lines (1)	0.1	—
Long-term debt CSC Senior Notes	3.0	3.2
Estimated effective duration, inclusive of derivatives (2):
Consolidated total assets	1.9	2.0
AFS investment securities portfolio	2.0	1.8
AFS and HTM investment securities portfolios	3.7	3.7
Pledged asset lines (1)	1.2	—
Long-term debt CSC Senior Notes	1.9	2.3
(1) The duration of PALs was less than 0.1 years at December 31, 2024.
(2) See Item 8 – Note 16 for additional discussion of the Company’s derivatives.

AFS and HTM securities comprised approximately 40% and 48% of the Company’s consolidated total assets as of December 31, 2025 and 2024, respectively. The estimated effective duration of the remaining balance sheet assets, excluding the effect of hedging, in aggregate was less than one year as of both December 31, 2025 and 2024.

Economic Value of Equity Simulation

Management also uses EVE simulations to measure interest rate risk. EVE sensitivity measures the long-term impact of interest rate changes on the net present value of assets and liabilities, and includes the impact of derivative instruments. While EVE does not have a direct accounting relationship, the measure aims to capture a theoretical value of assets and liabilities under a variety of interest rate environments. EVE sensitivity is calculated by subjecting the balance sheet to hypothetical instantaneous shifts in

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

the level of interest rates. This analysis is highly dependent upon asset and liability assumptions based on historical and certain expected behaviors. Key assumptions in our EVE calculation include projection of interest rate scenarios with rate floors, prepayment speeds of mortgage-related investments, term structure models of interest rates, behavior of non-maturity client cash held on the balance sheet, and pricing assumptions. We use both proprietary and independent third-party models to simulate EVE sensitivity and related analyses. We develop and maintain client credits and deposits run-off models internally based on historical experience and prevailing client cash realignment behaviors. We rely on third-party models for interest rate term structure modeling, prepayment speed modeling for mortgage-backed securities and mortgage loans, and cash flow projections based on interest income, and contractual maturities.

Schwab’s EVE profile is characterized by a more stable asset duration relative to liabilities in both higher and lower interest rate environments. Currently, the EVE exposure to rates increasing or decreasing in a similar magnitude shows that there is greater exposure to rates decreasing.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of December 31, 2025 and 2024, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

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

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities. Our clients’ bank deposits and brokerage cash balances primarily originate from our 38.5 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of December 31, 2025. Our clients’ allocation of cash held on our

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

As a participant in the financial services industry, Schwab relies on access to external financing in the normal course of business. Schwab’s use of external debt facilities may arise from timing differences between cash flow requirements, such as client cash outflows, cash flows from operations, payments on interest-earning assets, movements of cash to meet regulatory brokerage client cash segregation requirements, and general corporate purposes. Rollover risk is the risk that we will not be able to refinance or payoff borrowings as they mature. We maintain policies and procedures necessary to access funding and test borrowing procedures on a periodic basis. We manage rollover risk on borrowings, taking into account expected principal paydowns on our investment and loan portfolios along with expected deposit flows.

The following table describes certain external debt facilities available at December 31, 2025:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$1,850	$74,226	(1)	February 2026 - March 2026	3.90%
Federal Reserve discount window	Banking subsidiaries	—	29,327	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC, CS&Co	1,301	—	(2)	February 2026 - April 2026 (3)	3.94%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,892		N/A	—
Unsecured commercial paper	CSC	1,894	3,106	(4)	May 2026 - July 2026	4.03%
Secured uncommitted lines of credit with various external banks	CS&Co	3,800	—	(5)	February 2026 - May 2026	4.18%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of December 31, 2025. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 8 – Note 13 for additional information.
(2) Secured borrowing capacity is made available based on our borrower’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 8 – Note 17 for additional information.
(3) Repurchase agreements outstanding as of December 31, 2025 at CS&Co maintain continuous contractual maturities of 35 days and are included in payables to brokers, dealers, and clearing organizations on the consolidated balance sheets.
(4) Outstanding balance of unsecured commercial paper as of December 31, 2025 represents the gross par value before discount of $32 million.
(5) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of December 31, 2025, the Company had additional investment securities with a par value of approximately $103 billion, or a fair value of approximately $97 billion, available to be pledged to obtain additional capacity. Additional details regarding these facilities is described below.

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

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window and the Standing Repo Facility with the Federal Reserve Bank of New York. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions and the FICC in repurchase agreements and resale agreements collateralized by investment securities as another source of short-term liquidity and to monetize certain balance sheet assets. CSC maintains standing bilateral repurchase agreements with external banks.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s, A2 by Standard & Poor’s, and F1 by Fitch at December 31, 2025. CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. CS&Co also engages with external financial institutions in repurchase agreements collateralized by client margin securities as a source of liquidity. Additionally, CS&Co is able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of December 31, 2025, liabilities for securities loaned totaled $25.1 billion and are included in payables to brokers, dealers, and clearing organizations on the consolidated balance sheets. At December 31, 2025, $15.0 billion of securities loaned had overnight and continuous remaining contractual maturities; $10.1 billion of securities loaned had contractual maturities of 35-95 days and had a weighted-average interest rate of 3.97%. See Item 8 – Note 17 for additional information on securities lending activities.

CSB issues brokered CDs as a source of funding. As of December 31, 2025, there were $2.0 billion brokered CDs issued by CSB outstanding with maturities ranging from January 2026 to March 2026 and a weighted-average interest of 4.03%.

Cash Flow Activity

The Company’s cash and cash equivalents increased $3.9 billion from year-end 2024 to $46.0 billion at December 31, 2025; cash and cash equivalents, including amounts restricted, increased $4.1 billion from year-end 2024 to $69.7 billion at December 31, 2025. These increases were due to net investing cash inflows of $24.5 billion, which were driven by net inflows of $37.6 billion from our AFS and HTM securities, partially offset by net outflows of $12.8 billion due to strong growth in bank loans. Net cash inflows from operations during 2025 were $9.3 billion. Increases in investing and operating cash flows were partially offset by net financing outflows of $29.7 billion, primarily due to paydowns of FHLB borrowings and other short-term borrowings by a net total of $14.0 billion, repurchases of common and nonvoting common stock for $7.3 billion, and the redemption of Series G preferred stock for $2.5 billion. Additionally, net financing outflows related to decreases in bank deposits during 2025 were $3.4 billion, primarily due to a decrease of $25.7 billion in brokered CDs, partially offset by a $21.8 billion increase in deposits swept from brokerage accounts.

The Company’s cash and cash equivalents decreased $1.3 billion from year-end 2023 to $42.1 billion at December 31, 2024; cash and cash equivalents, including amounts restricted, decreased $9.0 billion from year-end 2023 to $65.5 billion at December 31, 2024. These decreases reflected a net reduction of bank supplemental funding balances of $29.7 billion and maturities of long-term debt of $3.7 billion. Bank deposits decreased in 2024 by $30.8 billion, which reflected a net decrease in brokered CDs of $20.6 billion, as well as a $9.7 billion decrease in deposits swept from brokerage accounts due to client cash allocations and engagement with equity markets. The average pace of client cash allocations out of sweep products into higher-yielding investment solutions decreased in 2024. The Company reduced FHLB borrowings and other short-term borrowings by a net total of $10.3 billion. Partially offsetting the decrease in bank deposits and repayment of borrowings, net investing cash inflows from our AFS and HTM securities totaled $40.9 billion in 2024 and net cash inflows from operations totaled $2.7 billion.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold HQLA in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Regulation for additional information. The Company was in compliance with the LCR rule at December 31, 2025, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	December 31, 2025	September 30, 2025
Total eligible HQLA	$55,450	$53,281
Net cash outflows	42,415	39,814
LCR	131%	134%

To support growth in margin loan balances at our broker-dealer subsidiary while meeting our LCR requirements, the Company may utilize wholesale funding sources, such as issuing commercial paper, drawing on secured lines of credit, borrowing under

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

repurchase agreements, or engaging in securities lending, in addition to capital markets issuances. In managing compliance with our LCR requirements, the broker-dealer subsidiary may also retain client cash balances rather than sweeping such balances to our banking subsidiaries.

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s ASF must be at least 100% of the Company’s RSF. ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at December 31, 2025, and the table below presents information about our average NSFR:

	Average for the Three Months Ended
	December 31, 2025	September 30, 2025
ASF	$206,100	$202,100
RSF	159,369	154,754
NSFR	129%	131%

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $22.2 billion and $22.4 billion at December 31, 2025 and 2024, respectively.

The following table provides information about our Senior Notes outstanding at December 31, 2025:

December 31, 2025	Par Outstanding	Maturity	Weighted-Average Interest Rate (1)	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$22,119	2026 - 2036	3.73%	A2	A-	A
Ameritrade Holding LLC Senior Notes	81	2027 - 2029	3.13%	A2	A-	—
(1) Weighted-average interest rates presented here exclude the impact of derivatives. See Item 1 – Note 16 for information on the Company’s hedging of Senior Notes.

New Debt Issuances

The long-term debt issuances below in 2025 and 2023 were senior unsecured obligations issued by CSC. During 2024, no new long-term debt was issued by the Company. Additional details are as follows:

Issuance Date	Issuance Amount	Maturity Date	Interest Rate		Interest Payable
November 14, 2025	$1,000	11/14/2031	4.343%	(1)	Semi-annually
November 14, 2025	$1,000	11/14/2036	4.914%	(1)	Semi-annually
November 17, 2023	$1,300	11/17/2029	6.196%	(1)	Semi-annually
August 24, 2023	$1,350	8/24/2034	6.136%	(1)	Semi-annually
August 24, 2023	$1,000	8/24/2026	5.875%		Semi-annually
May 19, 2023	$1,200	5/19/2029	5.643%	(1)	Semi-annually
May 19, 2023	$1,300	5/19/2034	5.853%	(1)	Semi-annually
(1) Interest rates presented are those in effect at December 31, 2025. For additional information regarding future interest rates on fixed-to-floating rate Senior Notes, see Item 8 – Note 13.

Equity Issuances and Redemptions

During 2025, 2024, and 2023, CSC did not issue preferred stock.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

See also Item 8 – Consolidated Statements of Cash Flows, Item 8 – Note 12 for the Company’s bank deposits, Item 8 – Note 13 for the Company’s debt and borrowing facilities, Item 8 – Note 17 for the Company’s securities lending and collateralized financing activities, and Item 8 – Note 19 for the Company’s equity outstanding balances and activity.

Contractual Obligations

Schwab’s principal contractual obligations as of December 31, 2025 include payments on long-term debt; payments on securities lending and wholesale borrowings, including brokered CDs, FHLB borrowings, and other short-term borrowings; lease payments including legally-binding minimum lease payments for leases signed but not yet commenced; credit-related financial instruments, representing our banking subsidiaries’ commitments to extend credit to banking clients, purchase mortgage loans, and fund CRA investments; and purchase obligations for services such as advertising and marketing, telecommunications, hardware- and software-related agreements, and professional services. For information on our contractual obligations for brokered CDs, FHLB borrowings, other short-term borrowings, long-term debt, leases, and credit-related financial instruments, see Item 8 – Notes 12, 13, 14, 15, 16, and 17. As of December 31, 2025, the Company had total short-term purchase obligations of $687 million and total long-term purchase obligations of $613 million.

Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 8 – Notes 6, 7, 11, 13, 15, and 17. Pursuant to the 2023 IDA agreement, certain brokerage client deposits are required to be swept off-balance sheet to the TD Depository Institutions. See Item 8 – Note 15 for additional information.

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

To ensure that Schwab has sufficient capital to absorb unanticipated losses, balance sheet growth, or declines in asset values, we have adopted a policy to remain well capitalized even in stressed scenarios. Internal guidelines are set, for both CSC and its regulated subsidiaries, to ensure capital levels are in line with our strategy and regulatory requirements. Capital forecasts are reviewed monthly at Asset-Liability Management Committee meetings and regularly at meetings of the Board of Directors. A number of early warning indicators are monitored to help identify potential developments that could negatively impact capital. In addition, we monitor the subsidiaries’ capital levels and requirements. Subject to regulatory capital requirements and any required approvals, any excess capital held by subsidiaries is transferred to CSC in the form of dividends and returns of capital. At the banking subsidiaries, dividends and returns of capital are managed with consideration of minimum tangible common equity and regulatory capital requirements. When subsidiaries have need of additional capital, funds are provided by CSC as equity investments and also as subordinated loans. The details and method used for each cash infusion are based on an analysis of the particular entity’s needs and financing alternatives. The amounts and structure of infusions take into consideration maintenance of regulatory capital requirements, debt/equity ratios, and equity double leverage ratios.

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

Our banking subsidiaries are subject to capital requirements set by their regulators that are substantially similar to those imposed on CSC by the Federal Reserve. Our banking subsidiaries’ failure to remain well capitalized could result in certain mandatory and possibly additional discretionary actions by the regulators that could have a direct material effect on the banks. Schwab’s principal banking subsidiary, CSB, is required to maintain a Tier 1 Leverage Ratio of at least 5% to be well capitalized, but seeks to maintain a ratio of at least 6.5%. Based on its regulatory capital ratios at December 31, 2025, CSB is considered well capitalized.

As a supplemental measure of capital, the Company utilizes an adjusted Tier 1 Leverage Ratio, which is a non-GAAP financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category. The Company maintains a long-term operating objective for its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00% (see Non-GAAP Financial Measures for further details and a reconciliation to GAAP reported results).

The ability of our banking subsidiaries to distribute dividends to CSC is subject to regulatory oversight. Our banking subsidiaries are required to notify, and in certain cases obtain approval from, the Federal Reserve and applicable state banking regulators prior to declaring or paying dividends. For example, the Federal Reserve requires approval to declare or pay dividends that would be in excess of recent net income and retained earnings.

As a broker-dealer, CS&Co is subject to regulatory requirements of the Uniform Net Capital Rule, which are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit our broker-dealer subsidiary from paying cash dividends, making unsecured advances and loans to CSC and employees, and repaying subordinated borrowings from CSC, if such payment would result in a net capital amount below prescribed thresholds. At December 31, 2025, CS&Co was in compliance with its net capital requirements.

In addition to the capital requirements above, Schwab’s subsidiaries are subject to other regulatory requirements intended to ensure financial soundness and liquidity. See Item 8 – Notes 19 and 23 for additional information on the components of stockholders’ equity and information on the capital requirements of significant subsidiaries and CSC (consolidated).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC (consolidated) and CSB:

December 31,	2025		2024
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$49,425	$18,658	$48,375	$19,700
Less:
Preferred stock	6,763	—	9,191	—
Common Equity Tier 1 Capital before regulatory adjustments	$42,662	$18,658	$39,184	$19,700
Less:
Goodwill, net of associated deferred tax liabilities	$11,711	$13	$11,746	$13
Other intangible assets, net of associated deferred tax liabilities	5,811	—	6,232	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	38	43	50	41
AOCI adjustment (1)	(10,979)	(9,524)	(14,839)	(12,938)
Common Equity Tier 1 Capital	$36,081	$28,126	$35,995	$32,584
Tier 1 Capital	$42,844	$28,126	$45,186	$32,584
Total Capital	42,894	28,163	45,218	32,606
Risk-Weighted Assets	118,782	78,281	113,648	78,134
Average Assets with regulatory adjustments	462,473	252,828	458,119	280,701
Total Leverage Exposure	465,794	254,975	461,200	282,629
Common Equity Tier 1 Capital/Risk-Weighted Assets	30.4%	35.9%	31.7%	41.7%
Tier 1 Capital/Risk-Weighted Assets	36.1%	35.9%	39.8%	41.7%
Total Capital/Risk-Weighted Assets	36.1%	36.0%	39.8%	41.7%
Tier 1 Leverage Ratio	9.3%	11.1%	9.9%	11.6%
Supplementary Leverage Ratio	9.2%	11.0%	9.8%	11.5%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio decreased to 9.3% at December 31, 2025 from 9.9% at year-end 2024. This decrease reflects returns of excess capital and higher total Company assets, partially offset by organic growth from net income earned during the year. During 2025, the Company repurchased $7.3 billion of total voting and nonvoting common stock, increased its common stock dividend by 8% to $.27 per share, and redeemed its Series G preferred stock for $2.5 billion. CSB’s Tier 1 Leverage Ratio decreased to 11.1% at December 31, 2025 from 11.6% at year-end 2024, primarily as a result of dividends to CSC, partially offset by 2025 net income.

As of December 31, 2025, our adjusted Tier 1 Leverage Ratio (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results) was 7.1% for CSC (consolidated) and 7.6% for CSB, increasing from 6.8% for CSC (consolidated) and 7.3% for CSB as of year-end 2024. These increases were driven primarily by 2025 net income and improvement in AOCI.

Dividends

Since the initial dividend in 1989, and as of December 31, 2025, CSC has paid 147 consecutive quarterly dividends and has increased the quarterly dividend rate 29 times, resulting in a 19% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, CSC currently targets its common stock cash dividend at approximately 20% to 30% of net income.

The Board of Directors of the Company declared a quarterly cash dividend increase per common share during 2025 as shown below:

Date of Declaration	Quarterly Cash Increase Per Common Share	% Increase	New Quarterly Dividend Per Common Share
January 29, 2025	$.02	8%	$.27

In addition, on January 29, 2026, the Board of Directors of the Company declared a five cent, or 19%, increase in the quarterly cash dividend to $.32 per common share.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details CSC’s cash dividends paid and per share amounts:

Year Ended December 31,	2025		2024
	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common and Nonvoting Common Stock (1)	$1,958	$1.08	$1,838	$1.00
Preferred Stock:
Series D (2)	45	59.52	45	59.52
Series F (3)	24	5,000.00	24	5,000.00
Series G (4)	66	2,687.50	132	5,375.00
Series H (2)	89	4,000.00	89	4,000.00
Series I (2)	83	4,000.00	83	4,000.00
Series J (2)	27	44.52	27	44.52
Series K (2)	37	5,000.00	37	5,000.00
(1) The Company had no nonvoting common stock outstanding as of the record date for the Company’s 2025 dividends and accordingly, no dividends were paid on nonvoting common stock during the year ended December 31, 2025.
(2) Dividends are paid quarterly.
(3) Dividends are paid semi-annually until December 1, 2027 and quarterly thereafter.
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

Concurrent with the completion of the secondary offering, and pursuant to a repurchase agreement dated February 9, 2025, the Company repurchased directly from TD Group US Holdings LLC its remaining 19.2 million shares of nonvoting common stock at a price of $77.982 per share for an aggregate repurchase amount of $1.5 billion, which settled on February 12, 2025. The shares of nonvoting common stock automatically converted into common stock upon repurchase and transferred to treasury stock, reducing the number of shares outstanding. These shares were purchased under CSC’s previous $15 billion share repurchase authorization.

Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC and the Company has no remaining nonvoting common stock outstanding.

CSC repurchased an additional 3.9 million shares of its common stock for $351 million under its previous $15 billion share repurchase authorization during the year ended December 31, 2025.

On July 24, 2025, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $20 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $15 billion of common stock. The new share repurchase authorization does not have an expiration date. During the year ended December 31, 2025, CSC repurchased 58.2 million shares of its common stock under the new authorization for $5.5 billion. As of December 31, 2025, approximately $14.5 billion remained on the new authorization.

There were no repurchases of CSC’s common stock during the year ended December 31, 2024.

Common stock repurchases, net of issuances, are subject to a nondeductible 1% excise tax which is recognized as a direct and incremental cost associated with these transactions. The tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the consolidated statements of income.

See Risk Management – Liquidity Risk for discussion of the 2025 redemption of certain of the Company’s preferred stock. There were no repurchases or redemptions of CSC’s preferred stock during the year ended December 31, 2024.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FOREIGN EXPOSURE

At December 31, 2025, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries. At December 31, 2025, the fair value of these holdings totaled $10.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $7.4 billion, the United Kingdom at $1.9 billion, and Japan at $600 million. At December 31, 2024, the fair value of these holdings totaled $10.6 billion, with the top three exposures being to issuers and counterparties domiciled in France at $5.1 billion, the United Kingdom at $2.1 billion, and Canada at $889 million. In addition, Schwab had outstanding margin loans to foreign residents of $4.8 billion and $3.5 billion at December 31, 2025 and 2024, respectively.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Year Ended December 31,
	2025	2024	2023
Total expenses excluding interest (GAAP)	$12,462	$11,914	$12,459
Amortization of acquired intangible assets	(512)	(519)	(534)
Acquisition and integration-related costs (1)	—	(117)	(401)
Restructuring costs (2)	—	(9)	(495)
Adjusted total expenses (non-GAAP)	$11,950	$11,269	$11,029
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
(2) Restructuring costs for 2024 reflect a benefit due to a change in estimate of $34 million in compensation and benefits, offset by $5 million of occupancy and equipment expense and $37 million of other expense. Restructuring costs for 2023 primarily consist of $292 million of compensation and benefits, $17 million of occupancy and equipment, and $181 million of other expense.

	Year Ended December 31,
	2025		2024		2023
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$8,417	$4.65	$5,478	$2.99	$4,649	$2.54
Amortization of acquired intangible assets	512.29		519.28		534.29
Acquisition and integration-related costs	—	—	117.06		401.22
Restructuring costs	—	—	9	—	495.27
Income tax effects (1)	(122)	(.07)	(154)	(.08)	(338)	(.19)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$8,807	$4.87	$5,969	$3.25	$5,741	$3.13
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Year Ended December 31,
	2025	2024	2023
Return on average common stockholders’ equity (GAAP)	21%	15%	16%
Average common stockholders’ equity	$40,923	$35,475	$29,334
Less: Average goodwill	(11,951)	(11,951)	(11,951)
Less: Average acquired intangible assets — net	(7,488)	(8,002)	(8,524)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,691	1,741	1,805
Average tangible common equity	$23,175	$17,263	$10,664
Adjusted net income available to common stockholders (1)	$8,807	$5,969	$5,741
Return on tangible common equity (non-GAAP)	38%	35%	54%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	December 31, 2025		December 31, 2024		December 31, 2023
	CSC	CSB	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	9.3%	11.1%	9.9%	11.6%	8.5%	10.1%
Tier 1 Capital	$42,844	$28,126	$45,186	$32,584	$40,602	$31,777
Plus: AOCI adjustment	(11,017)	(9,562)	(14,839)	(12,938)	(18,131)	(15,746)
Adjusted Tier 1 Capital	31,827	18,564	30,347	19,646	22,471	16,031
Average assets with regulatory adjustments	462,473	252,828	458,119	280,701	476,069	315,851
Plus: AOCI adjustment	(11,333)	(9,875)	(14,831)	(13,037)	(19,514)	(17,194)
Adjusted average assets with regulatory adjustments	$451,140	$242,953	$443,288	$267,664	$456,555	$298,657
Adjusted Tier 1 Leverage Ratio (non-GAAP)	7.1%	7.6%	6.8%	7.3%	4.9%	5.4%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Part II – Item 7.

THE CHARLES SCHWAB CORPORATION

Item 8.     Financial Statements and Supplementary Data

TABLE OF CONTENTS

Consolidated Statements of Income			60
Consolidated Statements of Comprehensive Income			61
Consolidated Balance Sheets			62
Consolidated Statements of Stockholders’ Equity			63
Consolidated Statements of Cash Flows			64
Notes to Consolidated Financial Statements			66
Note	1	Introduction and Basis of Presentation	66
Note	2	Summary of Significant Accounting Policies	67
Note	3	Revenue Recognition	77
Note	4	Receivables from and Payables to Brokers, Dealers, and Clearing Organizations	78
Note	5	Receivables from and Payables to Brokerage Clients	78
Note	6	Investment Securities	79
Note	7	Bank Loans and Related Allowance for Credit Losses	82
Note	8	Equipment, Office Facilities, and Property	86
Note	9	Goodwill and Acquired Intangible Assets	86
Note	10	Other Assets	87
Note	11	Variable Interest Entities	88
Note	12	Bank Deposits	88
Note	13	Borrowings	89
Note	14	Leases	92
Note	15	Commitments and Contingencies	93
Note	16	Derivative Instruments and Hedging Activities	94
Note	17	Financial Instruments Subject to Off-Balance Sheet Credit Risk	96
Note	18	Fair Values of Assets and Liabilities	100
Note	19	Stockholders’ Equity	103
Note	20	Accumulated Other Comprehensive Income	105
Note	21	Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans	106
Note	22	Taxes on Income	108
Note	23	Regulatory Requirements	109
Note	24	Segment Information	111
Note	25	Earnings Per Common Share	112
Note	26	The Charles Schwab Corporation – Parent Company Only Financial Statements	115
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)			117
Management’s Report on Internal Control Over Financial Reporting			119

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,	2025	2024	2023
Net Revenues
Interest revenue	$15,504	$15,537	$16,111
Interest expense	(3,754)	(6,393)	(6,684)
Net interest revenue	11,750	9,144	9,427
Asset management and administration fees	6,506	5,716	4,756
Trading revenue	3,921	3,264	3,230
Bank deposit account fees	977	729	705
Other	767	753	719
Total net revenues	23,921	19,606	18,837
Expenses Excluding Interest
Compensation and benefits	6,491	6,043	6,315
Professional services	1,197	1,053	1,058
Occupancy and equipment	1,117	1,060	1,254
Advertising and market development	420	397	397
Communications	620	591	629
Depreciation and amortization	850	916	804
Amortization of acquired intangible assets	512	519	534
Regulatory fees and assessments	287	398	547
Other	968	937	921
Total expenses excluding interest	12,462	11,914	12,459
Income before taxes on income	11,459	7,692	6,378
Taxes on income	2,607	1,750	1,311
Net Income	8,852	5,942	5,067
Preferred stock dividends and other	435	464	418
Net Income Available to Common Stockholders	$8,417	$5,478	$4,649
Weighted-Average Common Shares Outstanding:
Basic	1,804	1,828	1,824
Diluted	1,809	1,834	1,831
Earnings Per Common Shares Outstanding (1):
Basic	$4.67	$3.00	$2.55
Diluted	$4.65	$2.99	$2.54
(1) For additional information on earnings per common shares outstanding for both voting and nonvoting stock, see Notes 19 and 25.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Comprehensive Income
(In Millions)

Year Ended December 31,	2025	2024	2023
Net income	$8,852	$5,942	$5,067
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	2,763	1,940	3,539
Other reclassifications included in other revenue	79	40	61
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	2,187	2,279	2,474
Change in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss)	(17)	—	—
Reclassifications included in interest revenue	66	—	—
Other	(8)	(1)	(35)
Other comprehensive income (loss), before tax	5,070	4,258	6,039
Income tax effect	(1,205)	(975)	(1,549)
Other comprehensive income (loss), net of tax	3,865	3,283	4,490
Comprehensive Income (Loss)	$12,717	$9,225	$9,557

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)

December 31,	2025	2024
Assets
Cash and cash equivalents	$46,030	$42,083
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $16,901 and $10,075 at December 31, 2025 and 2024, respectively)	42,931	38,221
Receivables from brokers, dealers, and clearing organizations	7,190	2,440
Receivables from brokerage clients — net	104,660	85,374
Available for sale securities (amortized cost of $66,225 and $89,704 at December 31, 2025 and 2024, respectively; including assets pledged of $281 and $378, respectively)	62,357	82,994
Held to maturity securities (including assets pledged of $1,270 and $5,920 at December 31, 2025 and 2024, respectively)	133,969	146,453
Bank loans — net	57,955	45,215
Equipment, office facilities, and property — net	3,091	3,338
Goodwill	11,951	11,951
Acquired intangible assets — net	7,233	7,743
Other assets	13,628	14,031
Total assets	$490,995	$479,843
Liabilities and Stockholders’ Equity
Bank deposits	$255,747	$259,121
Payables to brokers, dealers, and clearing organizations	25,689	13,336
Payables to brokerage clients	116,341	101,559
Accrued expenses and other liabilities	12,831	12,325
Other short-term borrowings	6,913	5,999
Federal Home Loan Bank borrowings	1,850	16,700
Long-term debt	22,199	22,428
Total liabilities	441,570	431,468
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $6,871 and $9,329 at December 31, 2025 and 2024, respectively	6,763	9,191
Common stock — 3 billion shares authorized; $.01 par value per share; 2,074,188,875 and 2,023,295,180 shares issued at December 31, 2025 and 2024	21	20
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; no shares issued at December 31, 2025 and 50,893,695 shares issued at December 31, 2024	—	1
Additional paid-in capital	27,996	27,639
Retained earnings	44,065	37,568
Treasury stock, at cost — 315,863,800 and 242,977,194 shares at December 31, 2025 and 2024, respectively	(18,437)	(11,196)
Accumulated other comprehensive income (loss)	(10,983)	(14,848)
Total stockholders’ equity	49,425	48,375
Total liabilities and stockholders’ equity	$490,995	$479,843

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity
(In Millions)
				Nonvoting Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock					Retained Earnings	Treasury Stock, at cost
		Shares	Amount	Shares	Amount					Total
Balance at December 31, 2022	$9,706	2,023	$20	51	$1	$27,075	$31,066	$(8,639)	$(22,621)	$36,608
Net income	—	—	—	—	—	—	5,067	—	—	5,067
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	4,490	4,490
Redemption and repurchase of preferred stock, inclusive of tax	(515)	—	—	—	—	—	44	—	—	(471)
Dividends declared on preferred stock	—	—	—	—	—	—	(438)	—	—	(438)
Dividends declared on common stock — $1.00 per share	—	—	—	—	—	—	(1,838)	—	—	(1,838)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,866)	—	(2,866)
Stock option exercises and other	—	—	—	—	—	(145)	—	194	—	49
Share-based compensation	—	—	—	—	—	294	—	—	—	294
Other	—	—	—	—	—	106	—	(43)	—	63
Balance at December 31, 2023	$9,191	2,023	$20	51	$1	$27,330	$33,901	$(11,354)	$(18,131)	$40,958
Net income	—	—	—	—	—	—	5,942	—	—	5,942
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,283	3,283
Dividends declared on preferred stock	—	—	—	—	—	—	(437)	—	—	(437)
Dividends declared on common stock — $1.00 per share	—	—	—	—	—	—	(1,838)	—	—	(1,838)
Stock option exercises and other	—	—	—	—	—	(123)	—	207	—	84
Share-based compensation	—	—	—	—	—	313	—	—	—	313
Other	—	—	—	—	—	119	—	(49)	—	70
Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375
Net income	—	—	—	—	—	—	8,852	—	—	8,852
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	3,865	3,865
Redemption of preferred stock	(2,428)	—	—	—	—	—	(30)	—	—	(2,458)
Dividends declared on preferred stock	—	—	—	—	—	—	(371)	—	—	(371)
Dividends declared on common stock — $1.08 per share	—	—	—	—	—	—	(1,958)	—	—	(1,958)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(5,902)	—	(5,902)
Repurchase of nonvoting common stock, inclusive of tax	—	19	—	(19)	—	—	—	(1,512)	—	(1,512)
Conversion of nonvoting common stock to common stock	—	32	1	(32)	(1)	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(74)	—	230	—	156
Share-based compensation	—	—	—	—	—	289	—	—	—	289
Other	—	—	—	—	—	142	4	(57)	—	89
Balance at December 31, 2025	$6,763	2,074	$21	—	$—	$27,996	$44,065	$(18,437)	$(10,983)	$49,425

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows
(In Millions)

Year Ended December 31,	2025	2024	2023
Cash Flows from Operating Activities
Net income	$8,852	$5,942	$5,067
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	317	337	320
Depreciation and amortization	850	916	804
Amortization of acquired intangible assets	512	519	534
Provision (benefit) for deferred income taxes	361	(191)	(478)
Premium amortization, net, on available for sale and held to maturity securities	695	806	830
Other	729	552	702
Net change in:
Investments segregated and on deposit for regulatory purposes	(4,510)	(14,090)	23,759
Receivables from brokers, dealers, and clearing organizations	(4,750)	887	(451)
Receivables from brokerage clients	(19,390)	(16,779)	(2,135)
Other assets	(1,298)	92	(1,569)
Payables to brokers, dealers, and clearing organizations	12,353	6,688	1,808
Payables to brokerage clients	14,782	16,773	(12,652)
Accrued expenses and other liabilities	(192)	218	3,048
Net cash provided by (used for) operating activities	9,311	2,670	19,587
Cash Flows from Investing Activities
Purchases of available for sale securities	(8,496)	(2,986)	(1,487)
Proceeds from sales of available for sale securities	8,987	3,532	8,465
Principal payments on available for sale securities	22,958	25,589	36,508
Purchases of held to maturity securities	(1,083)	—	—
Principal payments on held to maturity securities	15,262	14,721	15,461
Net change in bank loans	(12,807)	(4,787)	99
Purchases of equipment, office facilities, and property	(548)	(620)	(700)
Purchases of FHLB stock	(1,023)	(895)	(1,869)
Proceeds from sales of FHLB stock	1,656	1,388	1,344
Purchases of Federal Reserve stock	(9)	(189)	(221)
Proceeds from sales of Federal Reserve stock	11	—	98
Other investing activities	(370)	(322)	(287)
Net cash provided by (used for) investing activities	24,538	35,431	57,411
Cash Flows from Financing Activities
Net change in bank deposits	(3,374)	(30,832)	(76,771)
Proceeds from FHLB borrowings	28,360	23,001	49,200
Repayments of FHLB borrowings	(43,210)	(32,701)	(35,200)
Proceeds from other short-term borrowings	37,046	27,017	17,000
Repayments of other short-term borrowings	(36,184)	(27,571)	(15,104)
Issuances of long-term debt	1,986	—	6,097
Repayments of long-term debt	(2,248)	(3,682)	(831)
Repurchases of common stock and nonvoting common stock	(7,346)	—	(2,842)
Redemption and repurchase of preferred stock	(2,458)	—	(467)
Dividends paid	(2,329)	(2,275)	(2,276)
Proceeds from stock options exercised	156	84	49
Other financing activities	(101)	(101)	(100)
Net cash provided by (used for) financing activities	(29,702)	(47,060)	(61,245)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	4,147	(8,959)	15,753
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	65,514	74,473	58,720
Cash and Cash Equivalents, including Amounts Restricted at End of Year	$69,661	$65,514	$74,473

Continued on following page.

THE CHARLES SCHWAB CORPORATION

Continued from previous page.

Year Ended December 31,	2025	2024	2023
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$54	$(13)	$104
Other Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$4,557	$6,655	$5,623
Amounts included in the measurement of lease liabilities	$246	$260	$255
Leased assets obtained in exchange for new operating lease liabilities	$322	$153	$118
Leased assets obtained in exchange for new finance lease liabilities	$11	$—	$48

December 31,	2025	2024	2023
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$46,030	$42,083	$43,337
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	23,631	23,431	31,136
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$69,661	$65,514	$74,473
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

2.    Summary of Significant Accounting Policies

Revenue recognition

Net interest revenue

Net interest revenue is not within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), because it is generated from financial instruments covered by various other areas of GAAP. Net interest revenue is the difference between interest generated on interest-earning assets and interest paid on funding sources. Our primary interest-earning assets include cash and cash equivalents; segregated cash and investments; margin loans; investment securities; and bank loans. Interest revenue and expense also include interest received or paid on resale and repurchase agreements, respectively, and fees earned and incurred on securities borrowing and lending activities.

Asset management and administration fees

The majority of asset management and administration fees are generated through our proprietary and third-party mutual fund and ETF offerings, as well as fee-based advisory solutions. Mutual fund and ETF service fees are charged for investment management, shareholder, and administration services provided to Schwab Funds® and Schwab ETFs, as well as recordkeeping, shareholder, and administration services provided to third-party funds. Managed investing solutions fees are charged for brokerage and asset management services provided to managed investing solutions clients. Both mutual fund and ETF service fees and managed investing solutions fees are earned and recognized over time. Fees are generally based on a percentage of the daily value of assets under management and are collected on a monthly or quarterly basis.

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

Other revenue

Other revenue includes industry fees, service fees, the provision for credit losses on bank loans, and other gains and losses from the sale of assets. Generally, the most significant portion of other revenue is industry fees, which are comprised of fees the Company’s broker-dealer subsidiary charges clients to offset the fees imposed on us by third parties. Industry fees are earned and collected when the trade is executed and are recognized gross of amounts remitted to the third parties, which are included in other expenses.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Cash and cash equivalents

Schwab considers all highly liquid investments that mature in three months or less from the time of acquisition and that are not segregated and on deposit for regulatory purposes to be cash and cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, commercial paper, U.S. Treasury securities, and resale agreements. See Resale and repurchase agreements below in this Note 2 for further information on the resale agreements. Cash and cash equivalents also include balances that our banking subsidiaries maintain at the Federal Reserve.

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

Investment securities

Investment securities include debt securities which are classified based on management’s intention on the date of purchase and recorded on the balance sheet as of the trade date. Debt securities not held for trading purposes, for which the Company does not have the positive intent and ability to hold to maturity, are classified as AFS. AFS investment securities are recorded at fair value and unrealized gains and losses, other than losses related to credit factors, are reported, net of taxes, in AOCI included in stockholders’ equity. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as HTM. HTM investment securities are recorded at amortized cost, net of any allowance for credit losses. Realized gains and losses from sales of AFS investment securities are determined using the specific-identification method and are included in other revenue. Interest income on investment securities is recognized using the effective interest method based on the contractual terms of the security. Where applicable, prepayments are accounted for as they occur (i.e., prepayments are not estimated).

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

Schwab’s resale agreements are typically collateralized by U.S. government and agency securities. Receivables for resale agreements segregated for the exclusive benefit of clients are included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets. Receivables for resale agreements not segregated and on deposit for regulatory purposes are included in either cash and cash equivalents or other assets in the consolidated balance sheets based on their maturity at inception. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for resale agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Payables for repurchase agreements entered by our broker-dealer subsidiary are included in payables to brokers, dealers, and clearing organizations on the consolidated balance sheets. Payables for repurchase agreements entered by Schwab’s banking subsidiaries are included in short-term borrowings on the consolidated balance sheets.

The Company monitors its collateral requirements under resale and repurchase agreements daily and collateral is adjusted to ensure full collateralization. Interest received or paid is recorded in interest revenue or interest expense, respectively.

Securities borrowed and securities loaned

Securities borrowing and lending transactions are accounted for as collateralized financing transactions. Securities borrowed transactions typically require Schwab to deliver cash to the lender in exchange for securities; the receivables from these transactions are included in receivables from brokers, dealers, and clearing organizations on the consolidated balance sheets. For securities loaned, Schwab typically receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned; the payables from these transactions are included in payables to brokers, dealers, and clearing organizations on the consolidated balance sheets. In instances where the Company is acting as the lender and receives securities that can be sold or pledged as collateral, the Company recognizes the collateral received at fair value and the obligation to return the collateral in the consolidated balance sheets. The market value of securities borrowed and loaned is monitored and collateral is adjusted to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense. Schwab applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for securities borrowed receivables.

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

Expected credit losses are estimated using a loan-level model that projects each loan’s behavior over its term based on forecasted voluntary housing turnover, the rates of refinancing, delinquency transition rates, and severity of loss. The model takes into account the current relevant risk indicators, including each loan’s term and structure, current delinquency status, and the estimated refreshed LTV ratio, as well as borrower FICO scores and current key interest rates including U.S. Treasury, SOFR, Prime, and mortgage rates. The more significant variables in the model include delinquency roll rates, housing prices, interest

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

rates, and the unemployment rate. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from our historical loss experience over a full economic cycle. Loss severity (i.e., loss given default) estimates are based on forecasted net equity associated with each loan and property, as well as loss experience and market trends, both current and forecasted. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include housing inventory, unemployment, interest rates, and inflation expectations. Mortgage rates are estimated based on forecasted spread, while the rest of the interest rates used by the model are projected based on the forward rates. The unemployment rate forecast is typically based on the recent consensus of regularly published economic surveys. Linear interpolation is applied to revert to long-term trends after the reasonable and supportable forecast period.

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

Income taxes

Schwab records income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period such changes are enacted. Uncertain tax positions are evaluated to determine whether they are more likely than not to be sustained upon examination. When tax positions are more likely than not to be sustained upon examination, the difference between positions taken on tax return filings and estimated potential tax settlement outcomes are recognized in accrued expenses and other liabilities. If a position is not more likely than not to be sustained, then none of the tax benefit is recognized in Schwab’s financial statements. Accrued interest and penalties relating to unrecognized tax benefits are recorded in taxes on income. Schwab records amounts within AOCI net of taxes. Income tax effects are released from AOCI using the specific-identification method.

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

To qualify for hedge accounting, among other requirements, a derivative must be highly effective at reducing exposure to the hedged risk. The assessment of effectiveness is done for each hedging relationship at inception and on an ongoing basis. Depending on certain criteria, these assessments of effectiveness may be qualitative or quantitative. Schwab applies the “shortcut method” of hedge accounting for a portion of its fair value hedges, which assumes perfect effectiveness. Alternatively, when quantitative effectiveness assessments are required, the Company uses regression analysis. The assessment of effectiveness may exclude changes in fair value of the derivative associated with time value.

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

For the Company’s cash flow hedges of interest rate risk, the gain or loss on the derivatives is recorded in AOCI and subsequently reclassified into interest revenue or interest expense, depending on where the hedged cash flows are recognized, on the consolidated statements of income when the hedged transactions affect earnings. Amounts reported in AOCI for cash flow hedges of interest rate risk on recognized financial assets and liabilities are reclassified into interest revenue or interest expense as interest payments are accrued or made. Any amounts excluded from the assessment of effectiveness are recorded in AOCI and reclassified into interest revenue or interest expense by using a systematic and rational method over the life of the hedging instrument. If the hedging relationship is terminated and it becomes probable that the transactions that were hedged will not occur, the gain or loss on the derivative recorded in AOCI prior to termination is reclassified into interest revenue or interest expense immediately. Otherwise, the derivative gain or loss in AOCI will continue to be reclassified into interest revenue or interest expense in the periods during which the previously hedged transactions affect earnings.

For the Company’s economic hedges, the gain or loss on the derivatives is recorded in earnings and provides an offset to the gains or losses recognized on the hedged items. The Company did not have any economic hedges during the years ended December 31, 2025, 2024, and 2023.

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

Assets and liabilities measured at fair value on a recurring basis

Schwab’s assets and liabilities measured at fair value on a recurring basis include certain cash equivalents, certain investments segregated and on deposit for regulatory purposes, AFS securities, certain other assets, interest rate derivatives, and certain accrued expenses and other liabilities. The Company uses the market approach to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. Quoted prices for investments in exchange-traded securities represent end-of-day close prices published by exchanges. Quoted prices for money market funds and other mutual funds represent reported net asset values. When utilizing market data and bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. When quoted prices in active markets do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets, and we generally obtain prices from three independent third-party pricing sources for such assets recorded at fair value.

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

The fair values of interest rate derivatives are based on market observable interest rate yield curves. Fair value measurements are priced considering the coupon rate of the fixed leg of the contract and the variable coupon rate on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve. The Company validates its valuations with counterparty quotations from central counterparty (CCP) clearing houses. See Note 16 for additional information on the Company’s interest rate derivatives.

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

January 1, 2025 (applies to the annual financial statements for 2025 and interim periods thereafter)
The Company adopted this guidance on January 1, 2025 on a retrospective basis for all periods presented within these 2025 annual financial statements. The impact of adoption was the additional tax disclosures included in Note 22.

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

Adoption allows retrospective, prospective, or modified transition application, with early adoption permitted.
		January 1, 2028	The Company is evaluating the impact of this guidance on its financial statements.
ASU 2025-09, “Derivatives and Hedging (Topic 815) Hedge Accounting Improvements
Clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform.

Adoption should be applied on a prospective basis for all hedging relationships and may be elected for hedging relationships that exist as of the date of adoption. Upon adoption, entities will be permitted to modify certain critical terms of certain hedging relationships without dedesignating the hedge.
		January 1, 2027	The Company is evaluating the impact of this guidance on its financial statements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

3.    Revenue Recognition
Disaggregated Revenue
Disaggregation of Schwab’s revenue by major source is as follows:

Year Ended December 31,	2025	2024	2023
Net interest revenue
Cash and cash equivalents	$1,189	$1,539	$1,894
Cash and investments segregated	1,862	1,443	1,355
Receivables from brokerage clients (1)	5,700	5,420	4,793
Available for sale securities	1,538	2,166	2,987
Held to maturity securities	2,386	2,636	2,872
Bank loans	2,168	1,867	1,664
Securities lending revenue	437	330	419
Other interest revenue (1)	224	136	127
Interest revenue	15,504	15,537	16,111
Bank deposits	(1,185)	(3,152)	(3,363)
Payables to brokers, dealers, and clearing organizations	(701)	(372)	(147)
Payables to brokerage clients (1)	(244)	(272)	(271)
Other short-term borrowings	(324)	(504)	(375)
Federal Home Loan Bank borrowings	(356)	(1,245)	(1,810)
Long-term debt	(836)	(846)	(715)
Other interest expense (1)	(108)	(2)	(3)
Interest expense	(3,754)	(6,393)	(6,684)
Net interest revenue	11,750	9,144	9,427
Asset management and administration fees
Mutual funds, ETFs, and CTFs	3,665	3,221	2,563
Managed investing solutions	2,440	2,129	1,868
Other	401	366	325
Asset management and administration fees	6,506	5,716	4,756
Trading revenue
Commissions	1,797	1,591	1,601
Order flow revenue	1,930	1,477	1,404
Principal transactions	194	196	225
Trading revenue	3,921	3,264	3,230
Bank deposit account fees	977	729	705
Other	767	753	719
Total net revenues	$23,921	$19,606	$18,837
(1) Beginning in the fourth quarter of 2025, interest revenue and interest expense from client margin loans and short credits related to certain client long/short strategies from which the Company earns a fixed net yield are presented in other interest revenue and other interest expense. Interest revenue and interest expense amounts related to these client strategies were previously presented in receivables from brokerage clients and payables to brokerage clients, respectively, and full-year 2025 amounts have been reclassified to conform to the new presentation. Prior-year amounts were not impacted by this change.

For additional discussion of contract balances, see Note 10. For a summary of revenue provided by our reportable segments, see Note 24. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

4.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are detailed below:

December 31,	2025	2024
Receivables
Securities borrowed	$4,797	$695
Receivables from clearing organizations	2,327	1,670
Receivables for securities failed to deliver	42	40
Other receivables from broker-dealers	24	35
Receivables from brokers, dealers, and clearing organizations	$7,190	$2,440
Payables
Deposits for securities loaned	$25,131	$13,068
Other payables to broker-dealers	302	37
Payables to clearing organizations	115	127
Payables for securities failed to receive	91	104
Broker-dealer repurchase agreements	50	—
Payables to brokers, dealers, and clearing organizations	$25,689	$13,336

See Note 17 for additional information regarding securities lending and borrowing activities, and repurchase agreements.

5.    Receivables from and Payables to Brokerage Clients

Receivables from brokerage clients were $104.7 billion and $85.4 billion at December 31, 2025 and 2024, respectively, and are primarily comprised of margin loans, net of related client cash, short sale proceeds, and other client payables. At December 31, 2025 and 2024, margin loans totaled $112.3 billion and $83.8 billion, respectively. The allowance for credit losses for receivables from brokerage clients and related activity was immaterial as of December 31, 2025 and 2024.

Payables to brokerage clients were $116.3 billion and $101.6 billion at December 31, 2025 and 2024, respectively, and are primarily comprised of Schwab One® payables, net of related client margin loans and other client receivables. At December 31, 2025 and 2024, Schwab One payables totaled $104.5 billion and $91.2 billion, respectively.

At December 31, 2025 and 2024, approximately 16% of CS&Co’s total client accounts were located in California.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$44,585	$—	$3,151	$41,434
U.S. Treasury securities	11,543	3	182	11,364
Corporate debt securities (1)	5,027	—	360	4,667
Asset-backed securities (2)	4,332	—	133	4,199
U.S. state and municipal securities	595	—	34	561
Non-agency commercial mortgage-backed securities	120	—	7	113
Other	21	—	2	19
Unallocated PLM fair value basis adjustments (3)	2	—	2	—
Total available for sale securities (4)	$66,225	$3	$3,871	$62,357
Held to maturity securities
U.S. agency mortgage-backed securities	$133,563	$1,732	$9,646	$125,649
U.S. Treasury securities	406	—	—	406
Total held to maturity securities	$133,969	$1,732	$9,646	$126,055

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$57,262	$—	$5,429	$51,833
U.S. Treasury securities	14,939	1	471	14,469
Corporate debt securities (1)	10,166	—	587	9,579
Asset-backed securities (2)	6,106	—	196	5,910
U.S. state and municipal securities	603	—	54	549
Foreign government agency securities	533	—	6	527
Non-agency commercial mortgage-backed securities	121	—	12	109
Other	21	—	3	18
Unallocated PLM fair value basis adjustments (3)	(47)	—	(47)	—
Total available for sale securities	$89,704	$1	$6,711	$82,994
Held to maturity securities
U.S. agency mortgage-backed securities	$146,453	$146	$13,994	$132,605
Total held to maturity securities	$146,453	$146	$13,994	$132,605
(1) As of December 31, 2025, approximately 28% and 27% of the total AFS corporate debt securities were issued by institutions in the information technology and consumer staples industries, respectively. As of December 31, 2024, approximately 35%, 18%, and 16% of the total AFS corporate debt securities were issued by institutions in the financial services, consumer staples, and information technology industries, respectively.
(2) As of December 31, 2025, approximately 70% and 21% of the total AFS asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively. As of December 31, 2024, approximately 62% and 25% of total AFS in asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively.
(3) This represents the amount of PLM fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Notes 2 and 16 for more information on PLM hedge accounting.
(4) Included in cash and cash equivalents on the consolidated balance sheets, but excluded from this table, is $2.0 billion of AFS U.S. Treasury securities as of December 31, 2025 (none as of December 31, 2024). These holdings have maturities of three months or less at the time of acquisition, and an aggregate market value equal to amortized cost. The weighted-average yield of these securities is 3.17% at December 31, 2025.

At December 31, 2025, our banking subsidiaries had pledged investment securities with a fair value of $59.7 billion (collateral value of $55.6 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 13). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $30.3 billion (collateral value of $29.3 billion) as collateral for this facility at December 31, 2025. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.6 billion at December 31, 2025.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

At December 31, 2025, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $1.3 billion, all of which may be sold, repledged, or otherwise used by the counterparties. See Notes 2, 13, and 17 for additional information on these repurchase agreements.

At December 31, 2025, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $281 million as initial margin on interest rate swaps (see Notes 16 and 17). All of Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through FCMs which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS investment securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities (1)	$4	$—	$41,394	$3,151	$41,398	$3,151
U.S. Treasury securities (1)	1,558	—	5,424	182	6,982	182
Corporate debt securities	—	—	4,667	360	4,667	360
Asset-backed securities (1)	147	—	4,046	133	4,193	133
U.S. state and municipal securities	27	2	534	32	561	34
Non-agency commercial mortgage-backed securities	—	—	113	7	113	7
Other	—	—	19	2	19	2
Total (2)	$1,736	$2	$56,197	$3,867	$57,933	$3,869

December 31, 2024
Available for sale securities
U.S. agency mortgage-backed securities	$—	$—	$51,833	$5,429	$51,833	$5,429
U.S. Treasury securities (1)	243	—	12,727	471	12,970	471
Corporate debt securities	—	—	9,579	587	9,579	587
Asset-backed securities (1)	12	—	5,888	196	5,900	196
U.S. state and municipal securities	—	—	549	54	549	54
Foreign government agency securities	—	—	527	6	527	6
Non-agency commercial mortgage-backed securities	—	—	109	12	109	12
Other	—	—	18	3	18	3
Total (2)	$255	$—	$81,230	$6,758	$81,485	$6,758
(1) Amounts of unrealized losses less than 12 months were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $2 million and $(47) million at December 31, 2025 and 2024, respectively.

At December 31, 2025, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Note 2. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the years ended December 31, 2025 and 2024. None of the Company’s AFS securities held as of December 31, 2025 and 2024 had an allowance for credit losses. HTM securities as of December 31, 2025 were U.S. agency mortgage-backed securities and U.S. Treasury securities, and as of December 31, 2024 all HTM securities were U.S. agency mortgage-backed securities. At both December 31, 2025 and 2024, HTM securities had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

The Company had $386 million and $455 million of accrued interest for AFS and HTM securities as of December 31, 2025 and 2024, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

and included in other assets on the consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the years ended December 31, 2025 or 2024.

The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at December 31, 2025:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.4
AFS and HTM investment securities portfolios	3.9
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	2.0
AFS and HTM investment securities portfolios	3.7
(1) See Note 16 for additional discussion of the Company’s derivatives.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM investment securities are as follows:

December 31, 2025	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,203	$6,748	$19,177	$14,306	$41,434
U.S. Treasury securities	4,128	7,236	—	—	11,364
Corporate debt securities	728	3,585	354	—	4,667
Asset-backed securities	129	1,006	445	2,619	4,199
U.S. state and municipal securities	5	266	279	11	561
Non-agency commercial mortgage-backed securities	—	—	—	113	113
Other	—	—	—	19	19
Total fair value	$6,193	$18,841	$20,255	$17,068	$62,357
Total amortized cost (1)	$6,264	$19,756	$21,987	$18,216	$66,223
Weighted-average yield (2)	2.34%	1.70%	1.56%	2.79%	2.01%

Held to maturity securities
U.S. agency mortgage-backed securities	$467	$23,555	$23,792	$77,835	$125,649
U.S. Treasury securities	—	406	—	—	406
Total fair value	$467	$23,961	$23,792	$77,835	$126,055
Total amortized cost	$468	$24,585	$24,436	$84,480	$133,969
Weighted-average yield (2)	1.66%	1.74%	1.74%	1.72%	1.73%
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $2 million at December 31, 2025.
(2) The weighted-average yield is computed using the amortized cost at December 31, 2025.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

Year Ended December 31,	2025	2024	2023
Proceeds	$8,987	$3,532	$8,465
Gross realized gains	2	—	1
Gross realized losses	81	40	62

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.    Bank Loans and Related Allowance for Credit Losses

The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

December 31, 2025	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans — net
Residential real estate:
First Mortgages (1,2)	$30,429	$13	$5	$37	$55	$30,484	$28	$30,456
HELOCs (1,2)	423	1	—	3	4	427	1	426
Total residential real estate	30,852	14	5	40	59	30,911	29	30,882
Pledged asset lines	26,570	20	10	3	33	26,603	—	26,603
Other	477	—	—	—	—	477	7	470
Total bank loans	$57,899	$34	$15	$43	$92	$57,991	$36	$57,955

December 31, 2024
Residential real estate:
First Mortgages (1,2)	$27,321	$37	$6	$25	$68	$27,389	$14	$27,375
HELOCs (1,2)	421	—	—	3	3	424	1	423
Total residential real estate	27,742	37	6	28	71	27,813	15	27,798
Pledged asset lines	17,010	8	—	6	14	17,024	—	17,024
Other	398	—	—	1	1	399	6	393
Total bank loans	$45,150	$45	$6	$35	$86	$45,236	$21	$45,215
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $131 million and $112 million at December 31, 2025 and 2024, respectively.
(2) At December 31, 2025 and 2024, 41% and 42%, respectively, of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2025 or 2024. Bank-loan related nonperforming assets consisted of the nonaccrual loans presented here and loan modifications to borrowers experiencing financial difficulty were not material at both December 31, 2025 and 2024.

At December 31, 2025, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 13).

Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at December 31, 2022	$66	$4	$70	$—	$3	$73
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(34)	(2)	(36)	—	1	(35)
Balance at December 31, 2023	$32	$2	$34	$—	$4	$38
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	(18)	(1)	(19)	—	2	(17)
Balance at December 31, 2024	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	14	—	14	—	1	15
Balance at December 31, 2025	$28	$1	$29	$—	$7	$36

As discussed in Note 2, the Company charges off any unsecured PAL balances no later than 90 days past due. As of December 31, 2025, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of December 31, 2025 and 2024, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy saw lower hiring, minor home price declines, and a modest inflation gain at the end of the fourth quarter of 2025, while continuing to face moderately restrictive monetary policy and geopolitical unrest amid a backdrop of elevated uncertainty relating to economic impacts of emerging trade policy. Management’s macroeconomic outlook reflects sustained current benchmark lending rates, with a softening labor market and slight near-term home price depreciation. Though higher mortgage rates are easing demand and reducing borrower affordability, we expect constrained housing supply to keep home prices relatively stable. As a result of these factors, we modestly increased projected loss rates at December 31, 2025, as compared to December 31, 2024, even as credit quality metrics in the Company’s bank loans portfolio continue to be strong.

Credit Quality

In addition to monitoring delinquency, Schwab monitors the credit quality of First Mortgages and HELOCs by stratifying the portfolios by the following:

•Year of origination;
•Borrower FICO scores at origination (Origination FICO);
•Refreshed borrower FICO scores (Refreshed FICO);
•Loan-to-value (LTV) ratios at origination (Origination LTV); and
•Estimated Refreshed LTV ratios (Estimated Refreshed LTV).

Borrowers’ FICO scores are provided by an independent third-party credit reporting service and are generally updated quarterly. The Origination LTV and Estimated Refreshed LTV for a HELOC include any first lien mortgage outstanding on the same property at the time of the HELOC’s origination. The Estimated Refreshed LTV for each loan is updated on a monthly basis by reference to a home price appreciation index.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	pre-2021	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$3	$1	$1	$6	$—	$—	$—
620 – 679	23	16	4	23	28	21	115	—	1	1
680 – 739	526	272	219	667	1,011	497	3,192	52	24	76
≥740	5,480	2,534	1,573	4,546	9,109	3,929	27,171	260	90	350
Total	$6,029	$2,823	$1,796	$5,239	$10,149	$4,448	$30,484	$312	$115	$427
Origination LTV
≤70%	$4,105	$1,925	$1,216	$3,891	$8,832	$3,641	$23,610	$296	$80	$376
>70% – ≤90%	1,924	898	580	1,348	1,317	806	6,873	16	34	50
>90% – ≤100%	—	—	—	—	—	1	1	—	1	1
Total	$6,029	$2,823	$1,796	$5,239	$10,149	$4,448	$30,484	$312	$115	$427
Refreshed FICO
<620	$8	$4	$3	$36	$32	$23	$106	$3	$3	$6
620 – 679	59	31	25	61	80	60	316	5	6	11
680 – 739	570	227	153	483	797	360	2,590	48	20	68
≥740	5,392	2,561	1,615	4,659	9,240	4,005	27,472	256	86	342
Total	$6,029	$2,823	$1,796	$5,239	$10,149	$4,448	$30,484	$312	$115	$427
Estimated Refreshed LTV (1)
≤70%	$3,877	$1,989	$1,450	$4,696	$10,046	$4,437	$26,495	$310	$115	$425
>70% – ≤90%	2,148	829	342	537	103	11	3,970	2	—	2
>90% – ≤100%	4	5	4	6	—	—	19	—	—	—
Total	$6,029	$2,823	$1,796	$5,239	$10,149	$4,448	$30,484	$312	$115	$427
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.01%	0.11%	0.10%	0.15%	0.31%	0.12%	0.16%	1.80%	0.70%
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
Refreshed FICO
<620	$—	$3	$25	$15	$21	$64	$1	$5	$6
620 – 679	34	31	74	97	74	310	6	7	13
680 – 739	339	191	574	871	435	2,410	48	24	72
≥740	3,216	1,923	4,981	9,934	4,551	24,605	233	100	333
Total	$3,589	$2,148	$5,654	$10,917	$5,081	$27,389	$288	$136	$424
Estimated Refreshed LTV (1)
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

At December 31, 2025, $26.2 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 23% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 66% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At December 31, 2025 and 2024, Schwab had $223 million and $171 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the consolidated balance sheets.

The HELOC product has a 30-year loan term with an initial draw period of ten years from the date of origination. After the initial draw period, the balance outstanding at such time is converted to a 20-year amortizing loan. The interest rate during the initial draw period and the 20-year amortizing period is a floating rate based on the prime rate plus a margin.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents when current outstanding HELOCs will convert to amortizing loans:

December 31, 2025	Balance
Converted to an amortizing loan by period end (1)	$115
Within 1 year	13
> 1 year – 3 years	35
> 3 years – 5 years	56
> 5 years	208
Total	$427
(1) Includes $13 million of HELOCs converted to amortizing loans during the year ended December 31, 2025.

At December 31, 2025, $329 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At December 31, 2025, the borrowers on approximately 61% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2025	2024
Software	$3,890	$3,718
Buildings	1,976	1,801
Information technology and telecommunications equipment	1,127	1,086
Leasehold improvements	371	411
Land	244	235
Construction in progress	90	205
Other	360	341
Total equipment, office facilities, and property	8,058	7,797
Accumulated depreciation and amortization	(4,967)	(4,459)
Total equipment, office facilities, and property — net	$3,091	$3,338

As a result of its Ameritrade integration and restructuring efforts, the Company recognized impairment losses of fixed assets of $47 million during the year ended December 31, 2023. These losses are included in other expense on the consolidated statements of income. For the purpose of measuring impairment loss, the fair value of the asset group was determined using a discounted cash flow analysis. The fair value of the asset group was not material at December 31, 2023.

9.    Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill, as allocated to our reportable segments, are presented in the following table:

	Investor Services	Advisor Services	Total
December 31, 2023	$7,969	$3,982	$11,951
Goodwill acquired and other changes during the period (1)	114	(114)	—
December 31, 2024	$8,083	$3,868	$11,951
Goodwill acquired and other changes during the period	—	—	—
December 31, 2025	$8,083	$3,868	$11,951
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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Acquired intangible assets are detailed below:

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Client relationships	$9,819	$(2,679)	$7,140	$9,819	$(2,171)	$7,648
Technology	216	(216)	—	216	(212)	4
Trade names	113	(20)	93	111	(20)	91
Total acquired intangible assets	$10,148	$(2,915)	$7,233	$10,146	$(2,403)	$7,743

Estimated future annual amortization expense for acquired intangible assets as of December 31, 2025 is as follows:

2026	$508
2027	508
2028	507
2029	507
2030	507
Thereafter	4,603
Total	$7,140
Note: The above schedule excludes indefinite-lived intangible assets of $93 million.

10.    Other Assets

The components of other assets are detailed below:

December 31,	2025	2024
Other securities owned at fair value (1)	$3,162	$2,543
Other investments (2)	3,068	3,282
Receivables — interest, dividends, and other	2,068	1,952
Deferred tax assets — net	1,969	3,527
Customer contract receivables (3)	819	694
Operating lease ROU assets	705	591
Income taxes receivable	593	255
Capitalized contract costs	578	487
Contract assets — net	193	216
Other	473	484
Total other assets	$13,628	$14,031
(1) Includes fractional shares held in client brokerage accounts. Corresponding client repurchase liabilities in an equal amount for these client-held fractional shares are included in accrued expenses and other liabilities on the consolidated balance sheet. See also Notes 2 and 18.
(2) Includes LIHTC investments and certain other CRA-related investments (see Note 11). This item also includes investments in FHLB stock of $98 million and $703 million at December 31, 2025 and 2024, respectively, which are required to be held as a condition of borrowing with the FHLB (see Note 13) and can only be sold to the issuer at its par value. Any cash dividends received from investments in FHLB stock are recognized as interest revenue in the consolidated statements of income. Other investments also includes investments in Federal Reserve stock of $655 million and $657 million at December 31, 2025 and 2024, respectively; these holdings are a condition of CSB, CSPB, and Trust Bank’s membership with the Federal Reserve.
(3) Represents receivables from contracts with customers within the scope of ASC 606.

Capitalized contract costs

Capitalized contract costs relate to incremental costs of obtaining a contract with a customer, including sales commissions paid to employees for obtaining contracts with clients, and are presented in the table above. These costs are amortized to expense on a straight-line basis over a period that is consistent with how the related revenue is recognized. Amortization expense related to capitalized contract costs was $111 million, $97 million, and $85 million during the years ended December 31, 2025, 2024, and 2023, respectively, which was recorded in compensation and benefits expense on the consolidated statements of income.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

11.    Variable Interest Entities

As of December 31, 2025 and 2024, substantially all of Schwab’s involvement with VIEs is through CSB’s CRA-related investments and most of these are related to LIHTC investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During 2025, 2024, and 2023, CSB recorded amortization of $187 million, $154 million, and $119 million, respectively, and recognized tax credits and other tax benefits of $248 million, $200 million, and $153 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the consolidated statements of cash flows.

Aggregate assets, liabilities, and maximum exposure to loss

The aggregate assets, liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	December 31, 2025			December 31, 2024
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$2,084	$1,111	$2,084	$1,729	$947	$1,729
Other investments (2)	250	—	342	224	—	340
Total	$2,334	$1,111	$2,426	$1,953	$947	$2,069
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

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2026 and 2029. During the years ended December 31, 2025, 2024, and 2023, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

12.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

December 31,	2025	2024
Interest-bearing deposits:
Deposits swept from brokerage accounts	$232,410	$210,575
Checking	16,473	15,593
Time certificates of deposit (1)	2,000	27,701
Savings and other	3,637	4,015
Total interest-bearing deposits	254,520	257,884
Non-interest-bearing deposits	1,227	1,237
Total bank deposits	$255,747	$259,121
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at December 31, 2025 and 2024 were 4.03% and 4.90%, respectively. As of December 31, 2025 and 2024, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at December 31, 2025 mature between January 2026 and March 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

13.    Borrowings

CSC Senior Notes: CSC’s Senior Notes are unsecured obligations. CSC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes and quarterly for the floating-rate Senior Notes. Interest for the fixed-to-floating rate Senior Notes is payable semi-annually during the fixed-rate period of the notes and quarterly during the floating-rate period of the notes.

Ameritrade Holding LLC Senior Notes: Ameritrade Holding LLC’s Senior Notes are unsecured obligations. Ameritrade Holding LLC may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. Interest is payable semi-annually for the fixed-rate Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table lists long-term debt by instrument outstanding as of December 31, 2025 and 2024:

	Date of	Principal Amount Outstanding
	Issuance	2025	2024
CSC Fixed-rate Senior Notes:
3.000% due March 10, 2025	03/10/15	$—	$375
4.200% due March 24, 2025	03/24/20	—	600
3.625% due April 1, 2025	09/24/21	—	418
3.850% due May 21, 2025	05/22/18	—	750
3.450% due February 13, 2026	11/13/15	350	350
0.900% due March 11, 2026	12/11/20	1,250	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes (1):
5.643% due May 19, 2029	05/19/23	1,200	1,200
6.196% due November 17, 2029	11/17/23	1,300	1,300
4.343% due November 14, 2031	11/14/25	1,000	—
5.853% due May 19, 2034	05/19/23	1,300	1,300
6.136% due August 24, 2034	08/24/23	1,350	1,350
4.914% due November 14, 2036	11/14/25	1,000	—
Total CSC Senior Notes		22,119	22,262
Ameritrade Holding LLC Fixed-rate Senior Notes:
3.625% due April 1, 2025	10/22/14	—	82
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding LLC Senior Notes		81	163
Finance lease liabilities		37	49
Unamortized premium — net		33	54
Debt issuance costs		(82)	(93)
Fair value hedging basis adjustments (2)		11	(7)
Total long-term debt		$22,199	$22,428
(1) Interest rates presented are those in effect at December 31, 2025. See table below for additional information regarding future interest rates on fixed-to-floating rate Senior Notes.
(2) This represents the amount of fair value hedge basis adjustments related to Senior Notes hedged. See Notes 2 and 16 for more information on hedging of Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table details the changes in future interest rates on fixed-to-floating rate Senior Notes as of December 31, 2025:

Maturity Date	Fixed Semi-annual Interest Rate	Date of Issuance	Floating Quarterly Interest Rate	Interest Rate Reset Date
May 19, 2029	5.643%	05/19/23	SOFR + 2.210%	05/19/28
November 17, 2029	6.196%	11/17/23	SOFR + 1.878%	11/17/28
November 14, 2031	4.343%	11/14/25	SOFR + 0.940%	11/14/30
May 19, 2034	5.853%	05/19/23	SOFR + 2.500%	05/19/33
August 24, 2034	6.136%	08/24/23	SOFR + 2.010%	08/24/33
November 14, 2036	4.914%	11/14/25	SOFR + 1.230%	11/14/35

Annual maturities on all long-term debt outstanding at December 31, 2025, are as follows:

Maturities
2026	$4,124
2027	3,463
2028	1,950
2029	4,200
2030	500
Thereafter	8,000
Total maturities	22,237
Unamortized premium — net	33
Debt issuance costs	(82)
Fair value hedging basis adjustments (1)	11
Total long-term debt	$22,199
(1) This represents the amount of fair value hedge basis adjustments related to long-term debt hedged. See Notes 2 and 16 for more information on hedging of long-term debt.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There was $1.9 billion and $16.7 billion outstanding under these facilities as of December 31, 2025 and 2024, respectively, and these borrowings had a weighted-average interest rate of 3.90% and 5.11%, respectively. As of December 31, 2025 and 2024, the collateral pledged provided additional borrowing capacity of $74.2 billion and $59.8 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at December 31, 2025 and 2024 were $6.9 billion and $6.0 billion, respectively, and had a weighted-average interest rate of 4.09% and 5.21%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $1.3 billion and $5.5 billion outstanding pursuant to such repurchase agreements at December 31, 2025 and 2024, respectively. Repurchase agreements outstanding at December 31, 2025 mature between February 2026 and April 2026.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of December 31, 2025 and 2024, our collateral pledged provided total borrowing capacity of $29.3 billion and $30.5 billion, respectively, of which no amounts were outstanding at the end of either year.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There was $1.9 billion gross par value before discount of $32 million outstanding at December 31, 2025, and no amounts outstanding at December 31, 2024. CSC and CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.9 billion; no amounts were outstanding at December 31, 2025 or 2024.

CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. There was $3.8 billion and $500 million outstanding at December 31, 2025 and 2024, respectively, pursuant to these agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on FHLB borrowings and other short-term borrowings outstanding at December 31, 2025 are as follows:

2026
FHLB borrowings	$1,850
Other short-term borrowings	6,913
Total	$8,763

14.    Leases

The following table details the amounts and locations of lease assets and liabilities on the consolidated balance sheets:

December 31,		2025	2024
	Balance Sheet Classification
Lease assets:
Operating lease ROU assets	Other assets	$705	$591
Finance lease ROU assets	Equipment, office facilities, and property — net	35	47
Lease liabilities:
Operating lease liabilities	Accrued expenses and other liabilities	$903	$816
Finance lease liabilities	Long-term debt	37	49

The components of lease expense are as follows:

Year Ended December 31,	2025	2024	2023
Lease Cost
Operating lease cost (1)	$215	$215	$260
Variable lease cost (2)	45	48	48
(1) Includes short-term lease cost, which is immaterial.
(2) Includes payments that are entirely variable and amounts that represent the difference between payments based on an index or rate that is reflected in the lease liability and amounts actually incurred.

The Company had immaterial finance lease cost and sublease income for the years ended December 31, 2025, 2024, and 2023.

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

The following tables present supplemental operating lease information:

December 31,	2025	2024
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.62	5.53
Weighted-average discount rate	4.09%	3.96%

Annual Maturities of Lease Liabilities	Operating Leases
2026	$224
2027	223
2028	169
2029	107
2030	82
Thereafter	214
Total lease payments (1)	1,019
Less: Interest	116
Present value of lease liabilities	$903
(1) Lease payments exclude $45 million of legally binding minimum lease payments for leases signed, but not yet commenced. These leases will commence beginning in 2026 with lease terms of 7 to 15 years.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

15.    Commitments and Contingencies

Loan portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $6.7 billion and $4.2 billion during 2025 and 2024, respectively. CSB purchased HELOCs with commitments of $231 million and $157 million during 2025 and 2024, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

December 31,	2025	2024
Commitments to extend credit related to unused HELOCs and other lines of credit	$1,793	$1,895
Commitments to purchase First Mortgage loans	925	511
Total	$2,718	$2,406

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

The 2023 IDA agreement extends the term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain certain minimum and maximum IDA balances. Pursuant to the terms of the agreement, after September 10, 2025, withdrawals of balances are permitted at Schwab’s discretion, subject to an obligation to maintain IDA balances above a minimum of $60 billion, with a maximum of $90 billion. In accordance with the agreement, after September 10, 2025, Schwab moved $6.7 billion of BDA balances to its balance sheet.

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

As of December 31, 2025, the total ending IDA balance was $76.3 billion, of which $59.6 billion was fixed-rate obligation amounts and $16.7 billion was floating-rate obligation amounts. As of December 31, 2024, the total ending IDA balance was $87.6 billion, of which $66.6 billion was fixed-rate obligation amounts and $21.0 billion was floating-rate obligation amounts.

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

Corrente Antitrust Litigation: On June 6, 2022, CSC was sued in the U.S. District Court for the Eastern District of Texas on behalf of a putative class of customers who purchased or sold securities through CS&Co or TD Ameritrade, Inc. (now part of CS&Co) from October 26, 2020 to the present. The lawsuit alleges that CSC’s acquisition of Ameritrade violated Section 7 of the Clayton Act because it has resulted in an anticompetitive market for the execution of retail customer orders. Plaintiffs seek unspecified damages, as well as injunctive and other relief. A motion by the Company to dismiss the lawsuit was denied by the court on February 24, 2023. On December 12, 2024, the parties filed a joint stipulation proposing a settlement of the lawsuit on a class basis under which defendants would commit to certain non-monetary undertakings and payments of plaintiffs’ attorneys’ fees and costs in an amount that would be immaterial. The court granted final approval of the settlement on November 24, 2025, and certain objectors to the settlement have appealed the decision to the Fifth Circuit Court of Appeals.

16.    Derivative Instruments and Hedging Activities

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

The Company had outstanding interest rate swaps with aggregate notional amounts of $42.2 billion and $30.9 billion at December 31, 2025 and 2024, respectively, that were designated as fair value hedges of interest rate risk. The notional amount is the basis upon which the pay-fixed/receive-float and receive-fixed/pay-float payments are determined; however, the amount is not exchanged.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Cash Flow Hedges of Interest Rate Risk

Beginning in 2025, the Company uses cleared interest rate swaps designated as cash flows hedges as part of its interest rate risk management strategy to add stability to interest revenue and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a CCP in exchange for the Company’s floating-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the variable cash flows associated with Schwab’s PALs.

The Company had outstanding interest rate swaps with aggregate notional amounts of $18.7 billion at December 31, 2025 that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the consolidated balance sheets:

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$1	$1	$—	$—
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the consolidated balance sheets. Derivative assets and liabilities were less than $500 thousand as of December 31, 2024.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of December 31, 2025, there was a $93 million reduction of derivative assets and a $21 million reduction of derivative liabilities related to variation margin settlements. At December 31, 2024, there was a $295 million reduction of derivative assets and a $10 million reduction of derivative liabilities related to variation margin settlements.

Effects of Fair Value Hedge Accounting

The following amounts are included on the consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
December 31,	2025	2024	2025	2024
Line item in which the hedged item is included:
Available for sale securities (1,2)	$12,249	$15,686	$(16)	$(292)
Long-term debt (3)	(20,726)	(14,908)	(6)	7
(1) Includes the amortized cost basis of AFS securities included in PLM hedging relationships. At December 31, 2025 and 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.1 billion and $2.5 billion, respectively, of which $771 million and $2.0 billion, respectively, was designated in a portfolio layer hedging relationship. The cumulative basis adjustments associated with these hedging relationships were an increase of $2 million and a reduction of $47 million of the amortized cost basis of the closed portfolios at December 31, 2025 and 2024, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $26 million and $2 million at December 31, 2025 and December 31, 2024, respectively, which are recorded in AFS securities on the consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.
(3) Excludes the carrying amount and fair value hedging adjustment of long-term debt for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for long-term debt was an increase of the carrying amount of $5 million at December 31, 2025, which is recorded in long-term debt on the consolidated balance sheets and amortized to interest expense over the lives of the borrowings.

The table below presents the effect of the Company’s interest rate swaps on the consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue			Interest Expense
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Gain (loss) on fair value hedging relationships:
Hedged items	$235	$(207)	$(85)	$(18)	$7	$—
Derivatives designated as hedging instruments (1)	(235)	206	85	20	(7)	—
(1) Interest revenue excludes net gain (loss) from periodic interest accruals and receipts (payments) of $36 million, $55 million, and $2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense excludes net gain (loss) from periodic interest accruals and receipts (payments) of $(57) million for the year ended December 31, 2025. We began designating swaps as fair value hedges of Senior Notes in 2024. As such, there was no impact to interest expense from periodic interest accruals and receipts (payments) for 2023.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Effects of Cash Flow Hedge Accounting

The table below presents the effect of the Company’s interest rate swaps designated as cash flow hedges on AOCI (pre-tax) and the consolidated statements of income:

Year Ended December 31,	2025
Gain (loss) recognized in other comprehensive income (1)	$(17)
Less: Realized gains (losses) reclassified from AOCI to interest revenue	(66)
Net change in AOCI related to cash flow hedges	$49
(1) Included in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments on the consolidated statements of comprehensive income.

For the twelve months following December 31, 2025, the Company expects to reclassify from AOCI into interest revenue approximately $13 million of pre-tax gains.

17.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: CS&Co enters into collateralized resale agreements principally with other broker-dealers to meet obligations related to customer protection under SEC Rule 15c3-3. These collateralized resale agreements could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, CS&Co requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. CS&Co also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For CS&Co to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. CS&Co’s resale agreements as of December 31, 2025 and 2024 were not subject to master netting arrangements. Amounts related to these resale agreements are included in cash and investments segregated and on deposit for regulatory purposes in the consolidated balance sheets.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of collateral to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $4.6 billion and $674 million at December 31, 2025 and 2024, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, amounts related to securities borrowed and securities loaned are presented gross in the consolidated balance sheets and are included in receivables from brokers, dealers, and clearing organizations and payables to brokers, dealers, and clearing organizations, respectively, in the consolidated balance sheets.

Repurchase agreements: Schwab’s banking subsidiaries enter into collateralized repurchase agreements with external financial institutions and the FICC in which they sell securities and agree to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. CS&Co also enters into collateralized repurchase agreements with external financial institutions in which CS&Co utilizes qualifying securities in client margin accounts as collateral. These repurchase agreements are collateralized by client margin securities with a fair value equal to or in excess of the secured borrowing liability. Client margin securities are transferred to an independent agent on behalf of CS&Co and the counterparty, who assumes the responsibility of receiving eligible securities and assigning these securities to the counterparty. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash and/or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured borrowings associated with these collateralized repurchase agreements are presented gross in the consolidated balance sheets. Repurchase agreements at Schwab’s banking subsidiaries are included in other short-term borrowings in the consolidated

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

balance sheets and repurchase agreements at CS&Co are included in payables to brokers, dealers, and clearing organizations in the consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table presents information about our interest rate swaps, resale agreements, securities lending, repurchase agreements, and other activity depicting the potential effect of rights of setoff between these recognized assets and liabilities:

	Gross Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
December 31, 2025
Assets
Resale agreements	$16,901	$—	$16,901	$—	$(16,901)	(1)	$—
Securities borrowed	4,797	—	4,797	(3,069)	(1,677)		51
Interest rate swaps (2)	1	—	1	—	—	(3)	1
Total	$21,699	$—	$21,699	$(3,069)	$(18,578)		$52
Liabilities
Repurchase agreements (4)	$1,301	$—	$1,301	$—	$(1,301)	(5)	$—
Securities loaned (6)	25,131	—	25,131	(3,069)	(21,137)		925
Secured short-term borrowings (7)	3,800	—	3,800	—	(3,800)		—
Interest rate swaps (2)	1	—	1	—	—	(3)	1
Total	$30,233	$—	$30,233	$(3,069)	$(26,238)		$926

December 31, 2024
Assets
Resale agreements	$10,075	$—	$10,075	$—	$(10,075)	(1)	$—
Securities borrowed	695	—	695	(617)	(77)		1
Interest rate swaps (2)	—	—	—	—	—	(3)	—
Total	$10,770	$—	$10,770	$(617)	$(10,152)		$1
Liabilities
Repurchase agreements (4)	$5,499	$—	$5,499	$—	$(5,499)	(5)	$—
Securities loaned (6)	13,068	—	13,068	(617)	(11,795)		656
Secured short-term borrowings (7)	500	—	500	—	(500)		—
Interest rate swaps (2)	—	—	—	—	—	(3)	—
Total	$19,067	$—	$19,067	$(617)	$(17,794)		$656
(1) Actual collateral was greater than or equal to the value of the related assets. At December 31, 2025 and 2024, the fair value of collateral received in connection with resale agreements that was available to be repledged or sold was $17.2 billion and $10.3 billion, respectively.
(2) Amounts were less than $500 thousand as of December 31, 2024.
(3) At December 31, 2025 and 2024, the fair value of initial margin pledged as collateral related to interest rate swaps was $281 million and $378 million, respectively. See Notes 6 and 16 for additional information.
(4) At December 31, 2025, repurchase agreements outstanding at CS&Co have continuous contractual maturities of 35 days.
(5) Actual collateral value was greater than or equal to the value of the related liabilities. At December 31, 2025 and 2024, the fair value of collateral pledged in connection with repurchase agreements at the Company’s banking subsidiaries was $1.3 billion and $5.9 billion, respectively. See Note 13 for additional information. At December 31, 2025, collateral pledged for repurchase agreements outstanding at CS&Co was comprised of equity securities held in client brokerage accounts. See table below for fair value of client margin securities held in client brokerage accounts pledged as collateral.
(6) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At December 31, 2025, $15.0 billion of securities loaned had overnight and continuous remaining contractual maturities and $10.1 billion of securities loaned had contractual maturities of 35 - 95 days. At December 31, 2024, $8.8 billion of securities loaned had overnight and continuous remaining contractual maturities and $4.3 billion of securities loaned had contractual maturities of 35 - 95 days. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2025 and 2024.
(7) Included in other short-term borrowings in the consolidated balance sheets. At December 31, 2025 and 2024, collateral pledged for secured short-term borrowings was comprised of equity securities held in client brokerage accounts. See below for amount of collateral pledged and Note 13 for additional information.

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

December 31,	2025	2024
Fair value of client securities available to be pledged	$155,525	$116,258
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$34,791	$24,011
Fulfillment of client short sales	16,196	5,179
Securities lending to other broker-dealers	23,867	12,282
Collateral for secured short-term borrowings	4,376	618
Collateral for repurchase agreements	56	—
Total collateral pledged to third parties	$79,286	$42,090
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $217 million and $105 million as of December 31, 2025 and 2024, respectively.
(1)     Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.    Fair Values of Assets and Liabilities

For a description of the fair value hierarchy and Schwab’s fair value methodologies, including the use of independent third-party pricing services, see Note 2. The Company did not adjust prices received from the primary independent third-party pricing services at December 31, 2025 or 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

December 31, 2025	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$13,947	$—	$—	$13,947
U.S. Treasury securities	—	1,989	—	1,989
Total cash equivalents	13,947	1,989	—	15,936
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	23,555	—	23,555
Total investments segregated and on deposit for regulatory purposes	—	23,555	—	23,555
Available for sale securities:
U.S. agency mortgage-backed securities	—	41,434	—	41,434
U.S. Treasury securities	—	11,364	—	11,364
Corporate debt securities	—	4,667	—	4,667
Asset-backed securities	—	4,199	—	4,199
U.S. state and municipal securities	—	561	—	561
Non-agency commercial mortgage-backed securities	—	113	—	113
Other	—	19	—	19
Total available for sale securities	—	62,357	—	62,357
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,704	84	—	1,788
Mutual funds and ETFs	1,314	—	—	1,314
State and municipal debt obligations	—	45	—	45
U.S. government securities	—	15	—	15
Total other securities owned	3,018	144	—	3,162
Interest rate swaps	—	1	—	1
Total other assets	3,018	145	—	3,163
Total assets	$16,965	$88,046	$—	$105,011
Accrued expenses and other liabilities:
Interest rate swaps	$—	$1	$—	$1
Other	2,804	40	—	2,844
Total accrued expenses and other liabilities	2,804	41	—	2,845
Total liabilities	$2,804	$41	$—	$2,845

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2024	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$11,005	$—	$—	$11,005
Total cash equivalents	11,005	—	—	11,005
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	25,740	—	25,740
Total investments segregated and on deposit for regulatory purposes	—	25,740	—	25,740
Available for sale securities:
U.S. agency mortgage-backed securities	—	51,833	—	51,833
U.S. Treasury securities	—	14,469	—	14,469
Corporate debt securities	—	9,579	—	9,579
Asset-backed securities	—	5,910	—	5,910
U.S. state and municipal securities	—	549	—	549
Foreign government agency securities	—	527	—	527
Non-agency commercial mortgage-backed securities	—	109	—	109
Other	—	18	—	18
Total available for sale securities	—	82,994	—	82,994
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,395	73	—	1,468
Mutual funds and ETFs	1,019	—	—	1,019
State and municipal debt obligations	—	38	—	38
U.S. government securities	—	18	—	18
Total other securities owned	2,414	129	—	2,543
Total other assets	2,414	129	—	2,543
Total assets	$13,419	$108,863	$—	$122,282
Accrued expenses and other liabilities:
Other	$2,161	$37	$—	$2,198
Total accrued expenses and other liabilities	2,161	37	—	2,198
Total liabilities	$2,161	$37	$—	$2,198

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$30,094	$30,094	$—	$—	$30,094
Cash and investments segregated and on deposit for regulatory purposes	19,290	2,470	16,820	—	19,290
Receivables from brokers, dealers, and clearing organizations	7,190	—	7,190	—	7,190
Receivables from brokerage clients — net	104,625	—	104,625	—	104,625
Held to maturity securities:
U.S. agency mortgage-backed securities	133,563	—	125,649	—	125,649
U.S. Treasury securities	406	—	406	—	406
Total held to maturity securities	133,969	—	126,055	—	126,055
Bank loans — net:
First Mortgages	30,456	—	28,612	—	28,612
HELOCs	426	—	431	—	431
Pledged asset lines	26,603	—	26,603	—	26,603
Other	470	—	470	—	470
Total bank loans — net	57,955	—	56,116	—	56,116
Other assets	766	—	766	—	766
Liabilities
Bank deposits	$255,747	$—	$255,747	$—	$255,747
Payables to brokers, dealers, and clearing organizations	25,689	—	25,689	—	25,689
Payables to brokerage clients	116,341	—	116,341	—	116,341
Accrued expenses and other liabilities	1,359	—	1,359	—	1,359
Other short-term borrowings	6,913	—	6,913	—	6,913
Federal Home Loan Bank borrowings	1,850	—	1,850	—	1,850
Long-term debt	22,162	—	22,059	—	22,059

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$31,078	$31,078	$—	$—	$31,078
Cash and investments segregated and on deposit for regulatory purposes	12,416	2,401	10,015	—	12,416
Receivables from brokers, dealers, and clearing organizations	2,440	—	2,440	—	2,440
Receivables from brokerage clients — net	85,343	—	85,343	—	85,343
Held to maturity securities:
U.S. agency mortgage-backed securities	146,453	—	132,605	—	132,605
Total held to maturity securities	146,453	—	132,605	—	132,605
Bank loans — net:
First Mortgages	27,375	—	24,336	—	24,336
HELOCs	423	—	441	—	441
Pledged asset lines	17,024	—	17,024	—	17,024
Other	393	—	393	—	393
Total bank loans — net	45,215	—	42,194	—	42,194
Other assets	1,405	—	1,405	—	1,405
Liabilities
Bank deposits	$259,121	$—	$259,121	$—	$259,121
Payables to brokers, dealers, and clearing organizations	13,336	—	13,336	—	13,336
Payables to brokerage clients	101,559	—	101,559	—	101,559
Accrued expenses and other liabilities	1,076	—	1,076	—	1,076
Other short-term borrowings	5,999	—	5,999	—	5,999
Federal Home Loan Bank borrowings	16,700	—	16,700		16,700
Long-term debt	22,379	—	21,621	—	21,621

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.    Stockholders’ Equity

Common and Nonvoting Common Stock

Except as described below, CSC did not issue common shares through external offerings during the years ended December 31, 2025, 2024, or 2023.

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

Concurrent with the completion of the secondary offering, and pursuant to a repurchase agreement dated February 9, 2025, the Company repurchased directly from TD Group US Holdings LLC its remaining 19.2 million shares of nonvoting common stock at a price of $77.982 per share for an aggregate repurchase amount of $1.5 billion, which settled on February 12, 2025. The shares of nonvoting common stock automatically converted into common stock upon repurchase and transferred to treasury stock, reducing the number of shares outstanding. These shares were purchased under CSC’s previous $15.0 billion share repurchase authorization.

Through the completion of the secondary offering and the Company’s repurchase of nonvoting common stock, TD Bank disposed of all of its common shares of CSC and as of February 12, 2025, the Company had no remaining nonvoting common stock outstanding.

CSC repurchased an additional 3.9 million shares of its common stock for $351 million under its previous $15.0 billion share repurchase authorization during the year ended December 31, 2025. There were no repurchases of CSC’s common stock during the year ended December 31, 2024, and CSC repurchased 37 million shares of its common stock for $2.8 billion during the year ended December 31, 2023, under the previous share repurchase authorization. On July 24, 2025, CSC publicly announced that its Board of Directors approved a share repurchase authorization to repurchase up to $20.0 billion of common stock, replacing the previous and now terminated share repurchase authorization of up to $15.0 billion of common stock. The new share repurchase authorization does not have an expiration date. During the year ended December 31, 2025, CSC repurchased 58.2 million shares of its common stock under the new authorization for $5.5 billion. As of December 31, 2025 approximately $14.5 billion remained on the new authorization.

Common stock repurchases, net of issuances, are subject to a nondeductible excise tax which is recognized as a direct and incremental cost associated with these transactions. The tax is recorded as part of the cost basis of the treasury stock repurchased, resulting in no impact to the consolidated statements of income.

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

There were no redemptions or repurchases of CSC’s preferred stock during the year ended December 31, 2024.

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

CSC was authorized to issue 9,940,000 shares of preferred stock, $.01 par value, at December 31, 2025 and 2024. The following is a summary of CSC’s non-cumulative perpetual preferred stock issued and outstanding as of such dates:

							Dividend Rate in Effect at December 31, 2025		Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at December 31,		Liquidation Preference Per Share	Carrying Value at December 31,				Earliest Redemption Date
	2025 (1)	2024 (1)		2025	2024	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (5)	2.575%
Series G (2)	—	24,580	—	—	2,428	04/30/20	—	—	—	—	—
Series H (3)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (4)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (4)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,405,205	1,429,785		$6,763	$9,191
(1) Represented by depositary shares.
(2) Series G was redeemed on June 2, 2025.
(3) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(4) The dividend rate for Series I and Series K resets on each five-year anniversary from the first reset date.
(5) The reset/floating rate for Series F will be determined by the calculation agent prior to the commencement of the floating rate period using what the calculation agent determines to be the industry-accepted substitute or successor base rate to LIBOR.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

Year Ended December 31,	2025		2024		2023
	Total Declared (in millions)	Per Share Amount	Total Declared (in millions)	Per Share Amount	Total Declared (1) (in millions)	Per Share Amount
Series D	$44.6	$59.52	$44.6	$59.52	$44.6	$59.52
Series F	24.4	5,000.00	24.3	5,000.00	24.3	5,000.00
Series G (2)	66.0	2,687.50	132.2	5,375.00	132.2	5,375.00
Series H	89.1	4,000.00	89.1	4,000.00	90.4	4,000.00
Series I	82.3	4,000.00	82.3	4,000.00	82.8	4,000.00
Series J	26.7	44.52	26.7	44.52	26.7	44.52
Series K	37.4	5,000.00	37.4	5,000.00	37.4	5,000.00
Total	$370.5		$436.6		$438.4
(1) Excludes $3 million of dividends declared on Series G, Series H, and Series I, and accrued by stockholders as of the repurchase date. Such dividends are part of the consideration paid upon repurchase of the depositary shares during the year ended December 31, 2023.
(2) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.

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

20.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Total AOCI
Balance at December 31, 2022	$(22,621)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $886	2,653
Other reclassifications included in other revenue, net of tax expense (benefit) of $15	46
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $657	1,817
Other, net of tax expense (benefit) of $(9)	(26)
Balance at December 31, 2023	$(18,131)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $447	1,493
Other reclassifications included in other revenue, net of tax expense (benefit) of $9	31
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $517	1,762
Other, net of tax expense (benefit) of $2	(3)
Balance at December 31, 2024	$(14,848)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $657	2,106
Other reclassifications included in other revenue, net of tax expense (benefit) of $19	60
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $520	1,667
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(4)	(13)
Reclassifications included in interest revenue, net of tax expense (benefit) of $16	50
Other, net of tax expense (benefit) of $(3)	(5)
Balance at December 31, 2025	$(10,983)

As of December 31, 2025, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $8.1 billion net of tax effect ($10.6 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

21.    Employee Incentive, Retirement, Deferred Compensation, and Career Achievement Plans

Schwab’s 2022 Stock Incentive Plan provides for granting options and restricted stock units to employees and non-employee directors. In addition, we offer retirement and employee stock purchase plans to eligible employees and sponsor deferred compensation plans for certain eligible employees and non-employee directors.

A summary of share-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2025	2024	2023
Restricted stock unit expense	$264	$266	$262
Stock option expense	24	47	33
Employee stock purchase plan expense	29	24	25
Total share-based compensation expense	$317	$337	$320
Income tax benefit on share-based compensation expense (1)	$(76)	$(80)	$(76)
(1) Excludes income tax benefits from stock options exercised and restricted stock units vested of $40 million, $20 million, and $31 million in 2025, 2024, and 2023, respectively.

The Company issues shares for stock options and restricted stock units from treasury stock. At December 31, 2025, the Company was authorized to grant up to 102 million common shares under the 2022 Stock Incentive Plan. Additionally, at December 31, 2025, the Company had 21 million shares reserved for future issuance under its employee stock purchase plan.

As of December 31, 2025, there was $328 million of total unrecognized compensation cost related to outstanding stock options and restricted stock units, which is expected to be recognized through 2029 with a remaining weighted-average service period of 0.6 years for stock options, 1.6 years for restricted stock units without performance conditions, and 0.4 years for performance-based restricted stock units.

Stock Options

Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire ten years from the date of grant. Options generally vest annually over a one- to four-year period from the date of grant.

Stock option activity is summarized below:

	Number of Options (in millions)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	16	$52.50	5.04	$358
Granted	1	78.65
Exercised	(4)	40.61
Forfeited (1)	—	62.90
Expired (1)	—	62.83
Outstanding at December 31, 2025	13	$57.77	4.90	$567
Vested and expected to vest at December 31, 2025	13	$57.77	4.90	$567
Vested and exercisable at December 31, 2025	11	$53.74	4.08	$496
(1) Number of options was less than 500 thousand.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2025	2024	2023
Weighted-average fair value of options granted per share	$21.99	$19.08	$19.72
Cash received from options exercised	156	84	49
Tax benefit realized on options exercised	32	17	12
Aggregate intrinsic value of options exercised	178	98	62

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

Year Ended December 31,	2025	2024	2023
Weighted-average expected dividend yield	1.53%	1.70%	1.70%
Weighted-average expected volatility	30%	30%	31%
Weighted-average risk-free interest rate	3.7%	3.9%	3.9%
Expected life (in years)	4.1 - 5.2	4.1 - 5.2	4.1 - 5.3

Restricted Stock Units

Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period and are restricted from transfer or sale until vested. Restricted stock units without performance conditions generally vest annually over a one- to four-year period, while performance-based restricted stock units generally cliff vest over a three-year period and also require the Company to achieve certain financial or other measures prior to vesting. The fair value of restricted stock units is based on the market price of the Company’s stock on the date of grant. The fair value of the restricted stock units that vested during each of the years 2025, 2024, and 2023 was $295 million, $281 million, and $288 million, respectively.

The Company’s restricted stock units activity is summarized below:

	Restricted Stock Units Without Performance Conditions (in millions)	Performance-Based Restricted Stock Units (in millions)	Total Number of Restricted Stock Units (in millions)	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2024	8	2	10	$72.10
Granted (1)	3	—	3	79.07
Vested	(3)	(1)	(4)	73.50
Forfeited (1)	—	—	—	73.30
Outstanding at December 31, 2025	8	1	9	$74.20
(1) Number of units was less than 500 thousand.

Retirement and Deferred Compensation Plans

Employees can participate in Schwab’s qualified retirement plan, the SchwabPlan Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total expense was $238 million, $219 million, and $233 million in 2025, 2024, and 2023, respectively.

Schwab’s deferred compensation plan for certain eligible employees permits participants to defer the receipt of certain cash compensation. The deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their cash compensation and to receive either a grant of stock options or restricted stock units. The deferred compensation liability was $283 million and $251 million at December 31, 2025 and 2024, respectively.

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

The following table presents the changes in projected benefit obligation:

	2025	2024
Projected benefit obligation at beginning of year	$134	$125
Benefit cost (1)	17	17
Actuarial loss (gain) (2)	12	(8)
Projected benefit obligation at end of year (3)	$163	$134
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
(3) This amount is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets.

22.    Taxes on Income

The components of taxes on income are as follows:

Year Ended December 31,	2025	2024	2023
Current:
Federal	$1,898	$1,705	$1,658
State	348	236	131
Total current	2,246	1,941	1,789
Deferred:
Federal	318	(180)	(395)
State	43	(11)	(83)
Total deferred	361	(191)	(478)
Taxes on income	$2,607	$1,750	$1,311

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2025	2024
Deferred tax assets:
Net unrealized loss on available for sale securities	$3,429	$4,635
Employee compensation, severance, and benefits	268	265
Operating lease liabilities	222	200
Section 174 capitalization associated with internal-use software development	59	458
Net operating loss carryforwards	21	13
Other	195	222
Total deferred tax assets	4,194	5,793
Valuation allowance	(27)	(20)
Deferred tax assets — net of valuation allowance	4,167	5,773
Deferred tax liabilities:
Amortization of acquired intangible assets	(1,657)	(1,710)
Operating lease ROU assets	(175)	(146)
Capitalized internal-use software development costs	(141)	(167)
Capitalized contract costs	(138)	(116)
Other	(87)	(107)
Total deferred tax liabilities	(2,198)	(2,246)
Deferred tax assets (liabilities) — net (1)	$1,969	$3,527
(1) Amounts are included in other assets on the consolidated balance sheets.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax rate	$2,406	21.0%	$1,615	21.0%	$1,339	21.0%
State income taxes, net of federal tax benefit (1)	305	2.7%	194	2.5%	(60)	(0.9)%
Tax credits:
Research and development credits	(30)	(0.3)%	(52)	(0.7)%	(150)	(2.4)%
Other	(86)	(0.8)%	(52)	(0.7)%	(26)	(0.4)%
Nontaxable or nondeductible items	9	0.1%	48	0.7%	46	0.7%
Changes in unrecognized tax benefits	7	0.1%	(13)	(0.1)%	139	2.2%
Other adjustments	(4)	—	10	0.1%	23	0.4%
Effective income tax rate	$2,607	22.8%	$1,750	22.8%	$1,311	20.6%
(1) State taxes in California and New York made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2025	2024
Balance at beginning of year	$373	$380
Additions for tax positions related to the current year	88	48
Additions for tax positions related to prior years	78	17
Reductions for tax positions related to prior years	(56)	(38)
Reductions due to lapse of statute of limitations	(12)	(10)
Reductions for settlements with tax authorities	(13)	(24)
Balance at end of year	$458	$373

Unrecognized tax benefits totaled $458 million and $373 million as of December 31, 2025 and 2024, respectively, $386 million and $314 million of which if recognized, would affect the annual effective tax rate.

Interest and penalties were accrued related to unrecognized tax benefits in tax expense. At December 31, 2025 and 2024, we had accrued approximately $66 million and $81 million, respectively, for the payment of interest and penalties.

The Company and its subsidiaries are subject to routine examinations by the respective federal, state, and applicable local jurisdictions’ taxing authorities. Federal returns for 2017 through 2024 remain subject to examination. The years open to examination by state and local governments vary by jurisdiction.

The components of income taxes paid (net of refunds received) are as follows:

Year Ended December 31,	2025	2024	2023
Federal	$1,089	$1,281	$1,345
State (1)	480	199	272
Foreign	6	11	3
Income taxes paid (net of refunds received)	$1,575	$1,491	$1,620
(1) Income taxes paid (net of refunds) to California of $216 million and $100 million for the years ended December 31, 2025 and 2023, respectively, exceeded 5 percent of total income taxes paid (net of refunds received). No other payments (net of refunds) to state jurisdictions exceeded 5 percent of total income taxes paid (net of refunds received) during the periods presented.

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

CSB is subject to various requirements and restrictions under federal and state laws, including regulatory capital requirements and requirements that restrict and govern the terms of affiliate transactions, such as extensions of credit to, or asset purchases from CSC or its other subsidiaries by CSB. In addition, our banking subsidiaries are required to provide notice to, and in certain cases are required to obtain approval from, the Federal Reserve and the banking subsidiaries’ state regulators in order to declare

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

and pay dividends to CSC in excess of the amount of recent net income and retained earnings. The federal banking agencies have broad powers to enforce regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, CSB could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. CSC and CSB are required to maintain minimum capital levels as specified in federal banking regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on CSC and CSB. At December 31, 2025, both CSC and CSB met all of their respective capital requirements.

The regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$36,081	30.4%	N/A		$5,345	4.5%
Tier 1 Risk-Based Capital	42,844	36.1%	N/A		7,127	6.0%
Total Risk-Based Capital	42,894	36.1%	N/A		9,503	8.0%
Tier 1 Leverage	42,844	9.3%	N/A		18,499	4.0%
Supplementary Leverage Ratio	42,844	9.2%	N/A		13,974	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,126	35.9%	$5,088	6.5%	$3,523	4.5%
Tier 1 Risk-Based Capital	28,126	35.9%	6,262	8.0%	4,697	6.0%
Total Risk-Based Capital	28,163	36.0%	7,828	10.0%	6,262	8.0%
Tier 1 Leverage	28,126	11.1%	12,641	5.0%	10,113	4.0%
Supplementary Leverage Ratio	28,126	11.0%	N/A		7,649	3.0%

December 31, 2024
CSC
Common Equity Tier 1 Risk-Based Capital	$35,995	31.7%	N/A		$5,114	4.5%
Tier 1 Risk-Based Capital	45,186	39.8%	N/A		6,819	6.0%
Total Risk-Based Capital	45,218	39.8%	N/A		9,092	8.0%
Tier 1 Leverage	45,186	9.9%	N/A		18,325	4.0%
Supplementary Leverage Ratio	45,186	9.8%	N/A		13,836	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$32,584	41.7%	$5,079	6.5%	$3,516	4.5%
Tier 1 Risk-Based Capital	32,584	41.7%	6,251	8.0%	4,688	6.0%
Total Risk-Based Capital	32,606	41.7%	7,813	10.0%	6,251	8.0%
Tier 1 Leverage	32,584	11.6%	14,035	5.0%	11,228	4.0%
Supplementary Leverage Ratio	32,584	11.5%	N/A		8,479	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of December 31, 2025 and 2024, CSC was subject to a stress capital buffer of 2.5% and CSB was required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At December 31, 2025 and 2024, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2025 and 2024, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since December 31, 2025 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are CSPB and Trust Bank. CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At December 31, 2025 and 2024, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities. At December 31, 2025 and 2024, CSPB held total assets of $27.0 billion and $26.5 billion, respectively, and Trust Bank held total

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

assets of $10.4 billion and $10.1 billion, respectively. Based on their regulatory capital ratios at December 31, 2025 and 2024, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

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

Net capital and net capital requirements for CS&Co are as follows:

December 31,	2025	2024
Net capital	$13,188	$11,112
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	2,559	2,049
Net capital in excess of required net capital	10,629	9,063

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at December 31, 2025. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2025 for CS&Co totaled $46.4 billion. As of January 5, 2026, CS&Co had deposited $5.3 billion of cash into its segregated reserve accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2024 for CS&Co totaled $38.2 billion. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the consolidated statements of cash flows.

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

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial information for the segments is presented in the following table:

	Investor Services			Advisor Services			Total
Year Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net Revenues
Net interest revenue	$9,328	$7,317	$7,193	$2,422	$1,827	$2,234	$11,750	$9,144	$9,427
Asset management and administration fees	4,756	4,146	3,492	1,750	1,570	1,264	6,506	5,716	4,756
Trading revenue	3,525	2,895	2,821	396	369	409	3,921	3,264	3,230
Bank deposit account fees	766	568	546	211	161	159	977	729	705
Other	624	632	598	143	121	121	767	753	719
Total net revenues	18,999	15,558	14,650	4,922	4,048	4,187	23,921	19,606	18,837
Expenses Excluding Interest
Compensation and benefits	5,025	4,656	4,779	1,466	1,387	1,536	6,491	6,043	6,315
Professional services	953	834	824	244	219	234	1,197	1,053	1,058
Occupancy and equipment	876	823	951	241	237	303	1,117	1,060	1,254
Advertising and market development	280	256	296	140	141	101	420	397	397
Communications	439	415	441	181	176	188	620	591	629
Depreciation and amortization	644	716	609	206	200	195	850	916	804
Amortization of acquired intangible assets	418	445	449	94	74	85	512	519	534
Regulatory fees and assessments	237	311	387	50	87	160	287	398	547
Other	806	782	703	162	155	218	968	937	921
Total expenses excluding interest	9,678	9,238	9,439	2,784	2,676	3,020	12,462	11,914	12,459
Income before taxes on income	$9,321	$6,320	$5,211	$2,138	$1,372	$1,167	$11,459	$7,692	$6,378
Capital expenditures	$463	$465	$600	$139	$142	$204	$602	$607	$804
25.    Earnings Per Common Share

As described in Note 19, TD Bank disposed of all of its common shares of CSC during the first quarter of 2025, including its holdings of nonvoting common stock. As of February 12, 2025, the Company had no remaining nonvoting common stock outstanding and accordingly, no dividends were paid on nonvoting common stock during the year ended December 31, 2025.

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

For the computations of basic and diluted EPS, undistributed net income of the Company was allocated on a proportionate basis to the voting and nonvoting common stock, as the distribution rights of the two classes were identical. Diluted EPS was calculated using the treasury stock method for outstanding stock options and non-vested restricted stock units and the if-converted method for nonvoting common stock, which assumed conversion of all outstanding nonvoting common stock to common stock.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The computations of basic and diluted EPS for common stock and nonvoting common stock for the year ended December 31, 2025 are as follows:

Year Ended December 31,	2025
	Common Stock	Nonvoting Common Stock	Consolidated Common Stock
Basic earnings per share:
Numerator
Net income	$8,830	$22	$8,852
Preferred stock dividends and other (1)	(434)	(1)	(435)
Net income available to common stockholders	$8,396	$21	$8,417
Denominator
Weighted-average common shares outstanding — basic	1,798	51	1,804
Basic earnings per share	$4.67	$.41	$4.67
Diluted earnings per share:
Numerator
Net income available to common stockholders	$8,396	$21	$8,417
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	21	—	—
Allocation of net income available to common stockholders	$8,417	$21	$8,417
Denominator
Weighted-average common shares outstanding — basic	1,798	51	1,804
Conversion of nonvoting shares to voting shares	6	—	—
Common stock equivalent shares related to stock incentive plans	5	—	5
Weighted-average common shares outstanding — diluted (2)	1,809	51	1,809
Diluted earnings per share	$4.65	$.41	$4.65
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 13 million in 2025.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

As of December 31, 2024 and 2023, the Company had voting and nonvoting common stock outstanding. The computations of basic and diluted EPS for the two classes for the years ended December 31, 2024 and 2023 are as follows:

Year Ended December 31,	2024		2023
	Common Stock	Nonvoting Common Stock	Common Stock	Nonvoting Common Stock
Basic earnings per share:
Numerator
Net income	$5,777	$165	$4,925	$142
Preferred stock dividends and other (1)	(451)	(13)	(406)	(12)
Net income available to common stockholders	$5,326	$152	$4,519	$130
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,773	51
Basic earnings per share	$3.00	$3.00	$2.55	$2.55
Diluted earnings per share:
Numerator
Net income available to common stockholders	$5,326	$152	$4,519	$130
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	152	—	130	—
Allocation of net income available to common stockholders	$5,478	$152	$4,649	$130
Denominator
Weighted-average common shares outstanding — basic	1,777	51	1,773	51
Conversion of nonvoting shares to voting shares	51	—	51	—
Common stock equivalent shares related to stock incentive plans	6	—	7	—
Weighted-average common shares outstanding — diluted (2)	1,834	51	1,831	51
Diluted earnings per share	$2.99	$2.99	$2.54	$2.54
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 18 million and 19 million in 2024 and 2023, respectively.

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

26.    The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2025	2024	2023
Interest revenue	$509	$628	$545
Interest expense	(883)	(837)	(717)
Net interest expense	(374)	(209)	(172)
Other revenue	15	—	—
Expenses Excluding Interest:
Professional services	(24)	(34)	(21)
Regulatory fees and assessments	(12)	(14)	(16)
Compensation and benefits	(5)	(6)	(8)
Other expenses excluding interest	(109)	(139)	(112)
Loss before income tax benefit and equity in net income of subsidiaries	(509)	(402)	(329)
Taxes on income	77	74	60
Loss before equity in net income of subsidiaries	(432)	(328)	(269)
Equity in net income of subsidiaries:
Equity in undistributed net income (distributions in excess of net income) of subsidiaries	(3,896)	3,838	1,318
Dividends from bank subsidiaries	8,065	185	—
Dividends from non-bank subsidiaries	5,115	2,247	4,018
Net Income	8,852	5,942	5,067
Preferred stock dividends and other	435	464	418
Net Income Available to Common Stockholders	$8,417	$5,478	$4,649

Condensed Balance Sheets

December 31,	2025	2024
Assets
Cash and cash equivalents	$12,829	$10,538
Receivables from subsidiaries	1,385	1,319
Available for sale securities	2,043	1,980
Loans to non-bank subsidiaries	750	—
Investment in non-bank subsidiaries	35,086	34,075
Investment in bank subsidiaries	21,418	22,638
Other assets	932	866
Total assets	$74,443	$71,416
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$1,002	$751
Payables to subsidiaries	74	78
Short-term borrowings	1,863	—
Long-term debt	22,079	22,212
Total liabilities	25,018	23,041
Stockholders’ equity	49,425	48,375
Total liabilities and stockholders’ equity	$74,443	$71,416

THE CHARLES SCHWAB CORPORATION
Notes to Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2025	2024	2023
Cash Flows from Operating Activities
Net income	$8,852	$5,942	$5,067
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Dividends in excess of (equity in undistributed) earnings of subsidiaries	3,896	(3,838)	(1,318)
Other	(6)	(64)	(35)
Net change in:
Other assets	28	(175)	(106)
Payables to brokers, dealers, and clearing organizations	3	—	—
Accrued expenses and other liabilities	161	31	77
Net cash provided by (used for) operating activities	12,934	1,896	3,685
Cash Flows from Investing Activities
Due from (to) subsidiaries — net	300	862	(174)
Return of (increase in) investments in subsidiaries	187	2,205	(2,720)
Repayments (advances) of subordinated loan to CS&Co	(750)	—	—
Purchases of available for sale securities	(4,475)	(2,985)	(1,486)
Proceeds from sales of available for sale securities	1,469	1	—
Principal payments on available for sale securities	3,003	3,048	3,721
Other investing activities	(53)	(24)	(7)
Net cash provided by (used for) investing activities	(319)	3,107	(666)
Cash Flows from Financing Activities
Proceeds from short-term borrowings	3,865	—	344
Repayments of short-term borrowings	(2,055)	—	(598)
Issuances of long-term debt	1,986	—	6,097
Repayments of long-term debt	(2,143)	(3,600)	(800)
Repurchases of common stock and nonvoting common stock	(7,346)	—	(2,842)
Redemption and repurchase of preferred stock	(2,458)	—	(467)
Dividends paid	(2,329)	(2,275)	(2,276)
Proceeds from stock options exercised	156	84	49
Net cash provided by (used for) financing activities	(10,324)	(5,791)	(493)
Increase (Decrease) in Cash and Cash Equivalents	2,291	(788)	2,526
Cash and Cash Equivalents at Beginning of Year	10,538	11,326	8,800
Cash and Cash Equivalents at End of Year	$12,829	$10,538	$11,326

THE CHARLES SCHWAB CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Charles Schwab Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Asset Management and Administration Fees (AMAF) and Trading Revenue– Refer to Note 3 to the financial statements

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
◦Performed testing of automated business controls and system interface controls (including batch processing) within the relevant third-party mutual funds, managed investing solutions, and commissions revenues.
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
•For a sample of third-party mutual funds and managed investing solutions accounts, we tested the accuracy and completeness of assets under management by obtaining independent pricing support and reconciling total positions to third-party statements.

/s/ DELOITTE & TOUCHE LLP
Dallas, TX
February 25, 2026

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

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

The Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous pages.

THE CHARLES SCHWAB CORPORATION

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.     Other Information

During the three months ended December 31, 2025, certain of our officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold	Latest Expiration (3)
Jonathan M. Craig, Managing Director and Head of Investor Services	Adoption	11/11/2025	x	—	(4)	11/6/2026
Paul V. Woolway, Managing Director and Chief Banking Officer	Adoption	11/24/2025	x	—	(5)	10/9/2026
Nigel J. Murtagh, Managing Director and Chief Risk Officer	Adoption	11/25/2025	x	—	(6)	10/9/2026
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Plans expire at the close of trading on the date presented or at such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution).
(4) Securities to be sold under the plan represent the aggregate of (i) up to 139,948 shares of our common stock to be acquired upon the exercise of stock options; and (ii) the net after-tax number of shares of our common stock to be issued upon the settlement of performance-based restricted stock units (PBRSUs) vesting on March 1, 2026, which is based on the achievement of pre-established performance goals, and is not yet determinable. The actual number of shares that will be issued to the officer in connection with the unvested PBRSUs and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such PBRSUs.
(5) Securities to be sold under the plan represent the aggregate of (i) up to 41,898 shares of our common stock to be acquired upon the exercise of stock options; and (ii) the net after-tax number of shares of our common stock to be issued upon the settlement of PBRSUs vesting on March 1, 2026, which is based on the achievement of pre-established performance goals, and is not yet determinable. The actual number of shares that will be issued to the officer in connection with the unvested PBRSUs and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such PBRSUs.
(6) Securities to be sold under the plan represent the aggregate of (i) up to 93,972 shares of our common stock to be acquired upon the exercise of stock options; and (ii) the net after-tax number of shares of our common stock to be issued upon the settlement of PBRSUs vesting on March 1, 2026, which is based on the achievement of pre-established performance goals, and is not yet determinable. The actual number of shares that will be issued to the officer in connection with the unvested PBRSUs and sold under the trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such PBRSUs.

Item 9C.     Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

THE CHARLES SCHWAB CORPORATION

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC, CSC’s Audit Committee, Section 16 reports, and insider trading policies and procedures required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2026 (the Proxy Statement) captioned, “Proposal One: Election of Directors,” “Board Structure and Committees,” “Delinquent Section 16(a) Reports,” and “Insider Trading Policy,” respectively.

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

Schwab Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers.

Executive Officers of the Registrant

Name	Age	Title
Charles R. Schwab	88	Co-Chairman of the Board
Walter W. Bettinger II	65	Co-Chairman of the Board
Richard A. Wurster	52	President and Chief Executive Officer
Jonathan S. Beatty	60	Managing Director and Head of Advisor Services
Jonathan M. Craig	54	Managing Director and Head of Investor Services
Dennis W. Howard	57	Managing Director, Chief Technology, Operations and Data Officer
Peter J. Morgan III	61	Managing Director, General Counsel, and Corporate Secretary
Nigel J. Murtagh	62	Managing Director and Chief Risk Officer
Michael D. Verdeschi	57	Managing Director and Chief Financial Officer
Paul V. Woolway	60	Managing Director and Chief Banking Officer

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

THE CHARLES SCHWAB CORPORATION

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

Mr. Craig has been Managing Director and Head of Investor Services and Marketing of CSC since 2022 and President of CS&Co since 2025. Prior to that he served as Senior Executive Vice President of CSC and CS&Co from 2018 to 2022, Executive Vice President – Client and Marketing Solutions of CSC and CS&Co from 2017 until 2018 and Executive Vice President and Chief Marketing Officer of CSC and CS&Co from 2012 until 2018. Mr. Craig joined Schwab in 2000.

Mr. Howard has been Managing Director, Chief Technology, Operations and Data Officer of CSC and CS&Co since January 2026. Prior to that, he served as Managing Director and Chief Information Officer for CSC and CS&Co from 2022 to 2026, Executive Vice President and Chief Information Officer of CSC and CS&Co from 2016 to 2022, and Senior Vice President-Core Technology Solutions for CSC and CS&Co from 2014 to 2016. Before joining the company, Mr. Howard spent 12 years at Visa Inc. serving in various information technology roles across a number of disciplines, including as Senior Vice President and Chief Information Officer. Mr. Howard joined Schwab in 2014.

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

3.31
Certificate of Elimination of the 5.375% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series G, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated June 2, 2025, and incorporated herein by reference.

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

10.408	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.408 to the Registrant's Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.	(2)

10.410	2013 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.410 to the Registrant’s Form 8-K dated May 12, 2020, and incorporated herein by reference.	(2)

10.412	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.412 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.413	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.413 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.414	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.414 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.415	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II and successor plans, filed as Exhibit 10.415 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2020, and incorporated herein by reference.	(2)

10.423	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 8, 2020, filed as Exhibit 10.423 to the Registrant’s Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.	(2)

10.426	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.426 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.427	Form of Notice and Restricted Stock Unit Agreement (no accelerating vesting for retirement) under The Charles Schwab Corporation 2013 Stock Incentive Plan and successor plans, filed as Exhibit 10.427 to the Registrant’s Form 10-K for the year ended December 31, 2021, and incorporated by reference.	(2)

10.429	The Charles Schwab Corporation 2022 Stock Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 17, 2022, and incorporated herein by reference.	(2)

10.431	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.431 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

10.432	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.432 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

10.433	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.433 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
10.434	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.434 to the Registrant’s Form 10-K for the year ended December 31, 2023, and incorporated by reference.	(2)

10.435	The Charles Schwab Corporation Corporate Executive Bonus Plan, as amended and restated effective January 1, 2026.	(2)

10.436	The Charles Schwab Severance Pay Plan, as amended and restated effective January 1, 2026.	(2)

10.437	Summary of Non-Employee Director Compensation.	(2)

10.438	Form of Notice and Nonqualified Stock Option Grant Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

10.439	Form of Notice and Performance-Based Restricted Stock Unit Grant Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

10.440	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

10.441	Form of Notice and Restricted Stock Unit Agreement (no accelerated vesting for retirement) under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

10.442	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans.	(2)

19.1	The Charles Schwab Corporation Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

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

(3)
Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2025, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) Part 1 – Item 1C, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows, (vii) Notes to Consolidated Financial Statements, and (viii) Part II – Item 9B.

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.    Form 10-K Summary
None.

THE CHARLES SCHWAB CORPORATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Richard A. Wurster
Richard A. Wurster,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 25, 2026.

Signature / Title	Signature / Title

/s/ Richard A. Wurster	/s/ Michael Verdeschi
Richard A. Wurster,	Michael Verdeschi,
President and Chief Executive Officer and Director (principal executive officer)	Managing Director and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ Walter W. Bettinger II
Charles R. Schwab, Co-Chairman of the Board	Walter W. Bettinger II, Co-Chairman of the Board

/s/ John K. Adams, Jr.	/s/ Marianne C. Brown
John K. Adams, Jr., Director	Marianne C. Brown, Director

/s/ Joan T. Dea	/s/ Christopher V. Dodds
Joan T. Dea, Director	Christopher V. Dodds, Director

/s/ Stephen A. Ellis	/s/ Frank C. Herringer
Stephen A. Ellis, Director	Frank C. Herringer, Director

/s/ Gerri K. Martin-Flickinger	/s/ Charles A. Ruffel
Gerri K. Martin-Flickinger, Director	Charles A. Ruffel, Director

/s/ Arun Sarin	/s/ Carrie Schwab-Pomerantz
Arun Sarin, Director	Carrie Schwab-Pomerantz, Director

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

1.    Average Balance Sheets and Net Interest Revenue

For the Year Ended December 31,	2025			2024			2023
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and cash equivalents	$28,054	$1,189	4.18%	$29,676	$1,539	5.10%	$37,846	$1,894	4.94%
Cash and investments segregated	44,359	1,862	4.14%	28,450	1,443	4.99%	28,259	1,355	4.73%
Receivables from brokerage clients (1)	87,300	5,700	6.44%	70,811	5,420	7.53%	61,914	4,793	7.64%
Available for sale securities (2)	74,478	1,538	2.06%	101,659	2,166	2.12%	137,178	2,987	2.17%
Held to maturity securities (2)	139,447	2,386	1.71%	152,566	2,636	1.72%	165,634	2,872	1.73%
Bank loans (3)	50,595	2,168	4.28%	42,255	1,867	4.42%	40,234	1,664	4.14%
Total interest-earning assets	424,233	14,843	3.47%	425,417	15,071	3.51%	471,065	15,565	3.28%
Securities lending revenue		437			330			419
Other interest revenue (1)		224			136			127
Total interest-earning assets	424,233	15,504	3.62%	425,417	15,537	3.61%	471,065	16,111	3.39%
Non-interest-earning assets (4)	38,439			37,643			34,695
Total assets	$462,672			$463,060			$505,760

Liabilities and Stockholders’ Equity:
Bank deposits	$238,088	$1,185	0.50%	$256,212	$3,152	1.23%	$306,505	$3,363	1.10%
Payables to brokers, dealers, and clearing organizations (4)	18,236	701	3.79%	8,522	372	4.30%	4,477	147	3.23%
Payables to brokerage clients (1)	94,884	244	0.26%	72,776	272	0.37%	66,842	271	0.41%
Other short-term borrowings	7,020	324	4.60%	9,146	504	5.51%	7,144	375	5.25%
Federal Home Loan Bank borrowings	7,682	356	4.57%	23,102	1,245	5.32%	34,821	1,810	5.14%
Long-term debt	21,093	836	3.91%	23,083	846	3.66%	22,636	715	3.16%
Total interest-bearing liabilities	387,003	3,646	0.94%	392,841	6,391	1.62%	442,425	6,681	1.51%
Other interest expense (1)		108			2			3
Non-interest-bearing liabilities (4)	26,372			25,651			25,802
Total liabilities (5)	413,375	3,754	0.88%	418,492	6,393	1.49%	468,227	6,684	1.41%
Stockholders’ equity (4)	49,297			44,568			37,533
Total liabilities and stockholders’ equity	$462,672			$463,060			$505,760

Net interest revenue		$11,750			$9,144			$9,427
Net yield on interest-earning assets			2.74%			2.12%			1.98%
(1) Beginning in the fourth quarter of 2025, average balances of client margin loans and short credits related to certain client long/short strategies from which the Company earns a fixed net yield are excluded from interest-earning assets and funding sources. Average margin loans and average short credits related to these client strategies totaled $2.8 billion for the year ended December 31, 2025. Interest revenue and expense related to these client strategies are presented in other interest revenue and other interest expense, respectively. The amounts and average yields for 2025 have been reclassified and recalculated to reflect this change. Prior-year amounts were not impacted by this change.
(2) Amounts have been calculated based on amortized cost.
(3) Includes average principal balances of nonaccrual loans.
(4) Average balance calculation based on month end balances.
(5) Average rate calculation based on total funding sources.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

2.      Analysis of Changes in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2025 Compared to 2024 Increase (Decrease) Due to Change in:			2024 Compared to 2023 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$(83)	$(267)	$(350)	$(404)	$49	$(355)
Cash and investments segregated	794	(375)	419	9	79	88
Receivables from brokerage clients (2)	1,242	(962)	280	680	(53)	627
Available for sale securities (3)	(576)	(52)	(628)	(771)	(50)	(821)
Held to maturity securities (3)	(226)	(24)	(250)	(226)	(10)	(236)
Bank loans (4)	369	(68)	301	84	119	203
Securities lending revenue	—	107	107	—	(89)	(89)
Other interest revenue (2)	—	88	88	—	9	9
Total interest-earning assets	$1,520	$(1,553)	$(33)	$(628)	$54	$(574)
Interest-bearing sources of funds:
Bank deposits	$(223)	$(1,744)	$(1,967)	$(553)	$342	$(211)
Payables to brokers, dealers, and clearing organizations	418	(89)	329	131	94	225
Payables to brokerage clients (2)	82	(110)	(28)	24	(23)	1
Other short-term borrowings	(117)	(63)	(180)	105	24	129
Federal Home Loan Bank borrowings	(820)	(69)	(889)	(602)	37	(565)
Long-term debt	(73)	63	(10)	14	117	131
Other interest expense (2)	—	106	106	—	(1)	(1)
Total sources on which interest is paid	(733)	(1,906)	(2,639)	(881)	590	(291)
Change in net interest revenue	$2,253	$353	$2,606	$253	$(536)	$(283)
Note: Changes that are not due solely to volume or rate have been allocated to rate.
(1) Includes deposits with banks and short-term investments.
(2) Beginning in the fourth quarter of 2025, average balances of client margin loans and short credits related to certain client long/short strategies from which the Company earns a fixed net yield are excluded from interest-earning assets and funding sources. Interest revenue and expense related to these client strategies are presented in other interest revenue and other interest expense, respectively. The amounts and average yields for 2025 have been reclassified and recalculated to reflect his change. Prior-year amounts were not impacted by this change.
(3) Amounts have been calculated based on amortized cost.
(4) Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

3.    Bank Loan Portfolio

The maturities of the bank loan portfolio are as follows:

December 31, 2025	Within 1 year	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Residential real estate:
First Mortgages	$—	$35	$1,106	$29,343	$30,484
HELOCs	—	—	76	351	427
Total residential real estate	—	35	1,182	29,694	30,911
Pledged asset lines	26,603	—	—	—	26,603
Other	33	398	38	8	477
Total	$26,636	$433	$1,220	$29,702	$57,991
Note: Maturities in the above table are based upon the contractual terms of the loans. Substantially all pledged asset lines are payable on demand. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.

The interest sensitivity of loans with contractual maturities in excess of one year is as follows:

December 31, 2025	After 1 year through 5 years	After 5 years through 15 years	After 15 years
Loans with floating or adjustable interest rates:
Residential real estate:
First Mortgages	$—	$42	$26,149
HELOCs	—	76	351
Total residential real estate	—	118	26,500
Pledged asset lines	—	—	—
Other	—	—	—
Total loans with floating or adjustable interest rates	—	118	26,500
Loans with predetermined interest rates:
Residential real estate:
First Mortgages	35	1,064	3,194
HELOCs	—	—	—
Total residential real estate	35	1,064	3,194
Pledged asset lines	—	—	—
Other	398	38	8
Total loans with predetermined interest rates	433	1,102	3,202
Total	$433	$1,220	$29,702
Note: Maturities in the above table are based upon the contractual terms of the loans. Substantially all pledged asset lines are payable on demand. The maturities for HELOCs are based on 30-year loan terms, with an initial draw period of ten years, followed by a 20-year amortizing period.

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

4.    Allowance for Credit Losses on Bank Loans

The following table presents several credit ratios related to the Company’s bank loans portfolio. See Part II – Item 8 – Note 7 for the values underlying these ratios:

December 31,	2025	2024
Allowance for credit losses to total year-end loans	0.06%	0.05%
Nonaccrual loans to total year-end loans	0.07%	0.08%
Allowance for credit losses to total nonaccrual year-end loans	84%	60%

The following table presents information regarding average loans outstanding during the period and the ratio of net charge-offs (recoveries) during the period to average loans outstanding:

Year Ended December 31,	2025		2024		2023
	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans	Average loans	Net charge-offs (recoveries) to average loans
Residential real estate:
First Mortgages	$28,634	—	$26,531	—	$25,748	—
HELOCs	421	—	446	—	525	—
Total residential real estate	29,055	—	26,977	—	26,273	—
Pledged asset lines	21,126	—	14,924	—	13,727	—
Other	414	—	354	—	234	—
Total	$50,595	—	$42,255	—	$40,234	—

The increase in the Company’s average loan portfolio in the years presented was driven by growth in First Mortgages and PALs. Growth in these loan types was due in large part to overall growth in Schwab’s client base and net new client assets, as well as an increase in the average loan amount, during the years presented.

The ratio of nonaccrual loans to total year-end loans decreased due to the growth in total year-end loans exceeding the change in nonaccrual loans. The ratios of the allowance for credit losses to year-end loans and nonaccrual loans increased primarily due to the increase in the allowance for credit losses resulting from an increase in projected loss rates in the Company’s bank loans portfolio as discussed in Part II – Item 8 – Note 7.

The following table presents the allocation of the allowance for credit losses on bank loans and loans by category as a percentage of total bank loans. See Part II – Item 8 – Note 7 for loan balances by category and in total.

December 31,	2025		2024
	Allowance for Credit Losses	Percent of loans to total loans	Allowance for Credit Losses	Percent of loans to total loans
Residential real estate:
First Mortgages	$28	52%	$14	61%
HELOCs	1	1%	1	1%
Total residential real estate	29	53%	15	62%
Pledged asset lines	—	46%	—	38%
Other	7	1%	6	—
Total	$36	100%	$21	100%

THE CHARLES SCHWAB CORPORATION
Supplemental Financial Data (Unaudited)
(Dollars in Millions)

5.    Bank Deposits

The following table presents the average amount of, and the average rate paid on, deposit categories that are in excess of ten percent of average total bank deposits:

Year Ended December 31,	2025		2024
	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Money market and other savings deposits	$203,770	0.23%	$200,074	0.56%
Time certificates of deposit (1)	—	—	37,390	5.22%
Total	$203,770		$237,464
(1) Time certificates of deposit did not exceed ten percent of average total bank deposits for the year ended December 31, 2025.

As of December 31, 2025 and 2024, uninsured bank deposits totaled approximately $35.2 billion and $32.7 billion, respectively. As of December 31, 2025 and 2024, the Company’s bank deposits did not include any time deposits that were in excess of FDIC insurance limits or otherwise uninsured.