Form 10-Q
period 2026-03-31
SCHWAB CHARLES CORP
filed 2026-05-08
CIK 316709

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
1,739,135,507 shares of $.01 par value Common Stock outstanding as of April 30, 2026

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

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

Management estimates that investable wealth in the United States (U.S.) (consisting of assets in defined contribution, retail wealth management and brokerage, and registered investment advisor channels, along with bank deposits) currently exceeds $85 trillion, which means the Company’s $11.77 trillion in client assets leaves substantial opportunity for growth. Our strategy is based on the principle that developing trusted relationships will translate into more assets from both new and existing clients, ultimately driving more revenue, and along with expense discipline and thoughtful capital management, will generate earnings growth and build long-term stockholder value.

This Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (2025 Form 10-K).

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “could,” “would,” “aim,” “maintain,” “continue,” “seek,” and other similar expressions. In addition, any statements that refer to expectations, strategy, objectives, projections, or other characterizations of future events or circumstances are forward-looking statements.

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
•The Company’s rollout of trading in select cryptocurrencies (see Overview in Part I – Item 2);
•The integration of Forge Global Holdings, Inc. and its private market capabilities (see Overview in Part I – Item 2 and Business Acquisition in Part I – Item 1 – Financial Information – Notes to Condensed Consolidated Financial Statements (Item 1) – Note 3);
•The Company’s development and deployment of artificial intelligence capabilities;
•Opportunities for deepening and monetizing client relationships;
•Capital expenditures and expense management (see Results of Operations in Part I – Item 2);
•SEC transaction fee increases (see Results of Operations in Part I – Item 2);
•Net interest revenue, client cash allocation behavior, and adjustment of rates paid on client-related liabilities (see Results of Operations in Part I – Item 2);
•Wholesale funding and funding strategy (see Results of Operations in Part I – Item 2, and Liquidity Risk in Part I – Item 2);
•Management of interest rate risk; modeling and assumptions, the impact of changes in interest rates on net interest margin and revenue, bank deposit account fee revenue, economic value of equity (EVE), and liability and asset duration (see Risk Management in Part I – Item 2);
•Sources and uses of liquidity (see Liquidity Risk in Part I – Item 2);
•Capital management; long-term operating objective; and uses of capital and return of excess capital to stockholders (see Capital Management in Part I – Item 2 and Commitments and Contingencies in Item 1 – Note 11);
•The expected impact of proposed and final rules (see Current Regulatory and Other Developments in Part I – Item 2);
•The expected impact of new accounting standards not yet adopted (see New Accounting Standards in Item 1 – Note 2);
•The likelihood of indemnification and guarantee payment obligations and clients failing to fulfill contractual obligations (see Commitments and Contingencies in Item 1 – Note 11, and Financial Instruments Subject to Off-Balance Sheet Credit Risk in Item 1 – Note 13); and
•The outcome and impact of legal proceedings and regulatory matters (see Commitments and Contingencies in Item 1 – Note 11, and Legal Proceedings in Part II – Item 1).

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
•Our ability to monetize client assets through value-added products and services;
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

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in Part I – Item 1A – Risk Factors in the 2025 Form 10-K.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

OVERVIEW
Management focuses on several client activity and financial metrics in evaluating Schwab’s financial position and operating performance. Results for the first quarter of 2026 and 2025 are as follows:

	Three Months Ended March 31,		Percent Change
	2026	2025
Client Metrics
Net new client assets (in billions) (1)	$139.9	$132.4	6%
Core net new client assets (in billions)	$140.0	$137.7	2%
Client assets (in billions, at quarter end)	$11,767.9	$9,929.7	19%
Average client assets (in billions)	$12,050.3	$10,212.1	18%
New brokerage accounts (in thousands)	1,299	1,183	10%
Active brokerage accounts (in thousands, at quarter end)	39,099	37,011	6%
Assets receiving ongoing advisory services (in billions, at quarter end)	$6,042.8	$5,061.1	19%
Client cash as a percentage of client assets (at quarter end)	9.9%	10.6%
Company Financial Information and Metrics
Total net revenues	$6,482	$5,599	16%
Total expenses excluding interest	3,294	3,144	5%
Income before taxes on income	3,188	2,455	30%
Taxes on income	709	546	30%
Net income	2,479	1,909	30%
Preferred stock dividends and other	82	113	(27)%
Net income available to common stockholders	$2,397	$1,796	33%
Earnings per common share — diluted	$1.37	$.99	38%
Net revenue change from prior year	16%	18%
Pre-tax profit margin	49.2%	43.8%
Return on average common stockholders’ equity (annualized)	23%	18%
Expenses excluding interest as a percentage of average client assets (annualized)	0.11%	0.12%
Consolidated Tier 1 Leverage Ratio (at quarter end)	8.9%	9.9%
Non-GAAP Financial Measures (2)
Adjusted total expenses	$3,151	$3,014
Adjusted diluted earnings per common share	$1.43	$1.04
Return on tangible common equity	40%	35%
Adjusted tier 1 leverage ratio (consolidated)	6.8%	7.1%
(1) The first quarter of 2026 and 2025 include net outflows of $0.1 billion and $5.3 billion, respectively, from off-platform brokered certificates of deposit (CDs) issued by CSB.
(2) See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results.

In the first quarter of 2026, Schwab supported our clients through market volatility and heightened uncertainty. Equity markets retreated in March, giving up early-quarter gains, as the Standard and Poor’s® 500 Index and NASDAQ Composite® finished the first quarter of 2026 down 5% and 7%, respectively. Amid inflationary pressures and geopolitical uncertainty, the Federal Reserve kept the target federal funds overnight rate unchanged in the first quarter.

Strong client asset gathering partially offset equity market declines, as total client assets ended the first quarter of the year at $11.77 trillion, down 1% from year-end 2025. Core net new assets rose 2% year-over-year in the first quarter of 2026 to $140.0 billion, which included a $17.5 billion outflow from a planned mutual fund clearing client deconversion. Clients opened 1.3 million new brokerage accounts in the first quarter of 2026, up 10% from the prior-year first quarter, and active brokerage accounts were 39.1 million at March 31, 2026, up 6% year-over-year. Clients were highly engaged in the markets to begin the year, as clients’ daily average trades (DATs) rose significantly year-over-year to 9.9 million for the first quarter of 2026.

Schwab delivered strong financial performance in the first quarter of 2026, reflecting strong asset gathering and client engagement, sustained client demand for Schwab’s lending offerings and managed investing solutions, and lower wholesale bank borrowings. Net income was $2.5 billion in the first quarter of 2026, increasing 30% year-over-year. Diluted earnings per

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

common share (EPS) and adjusted diluted EPS (1) for the first quarter of 2026 totaled $1.37 and $1.43, respectively, both rising 38% from the first quarter of the prior year.

Total net revenues rose 16% year-over-year to $6.5 billion in the first quarter of 2026. Net interest revenue totaled $3.1 billion in the first quarter of 2026, rising 16% from the prior-year’s first quarter, which reflected growth in margin and bank lending as well as lower aggregate wholesale borrowings, partially offset by lower yields on floating-rate assets. Asset management and administration fees were $1.8 billion in the first quarter of 2026, an increase of 15% year-over-year, due primarily to higher average client asset balances, reflecting asset gathering, year-over-year market appreciation, and growth in managed investing solutions, money market funds, and other proprietary fund products. Trading revenue grew 20% year-over-year to $1.1 billion in the first quarter of 2026, reflecting higher order flow revenue and commissions amid market volatility and higher trading volume. Bank deposit account fee revenue totaled $295 million in the first quarter of 2026, higher by 20% from the prior-year period, due primarily to higher net yields, partially offset by lower average bank deposit account balances (BDA balances).

Total expenses excluding interest in the first quarter of 2026 were $3.3 billion, and adjusted total expenses (1) were $3.2 billion, both higher by 5% year-over-year, reflecting strong client engagement and ongoing investments to support our key strategic initiatives including organic growth, new products, and ongoing scale and efficiency efforts. The increases were primarily attributable to higher compensation and benefits expense due to annual merit increases and growth in headcount, including financial consultants and wealth advisors to support our expanding client base, and higher professional services expense resulting from overall growth in the business, partially offset by lower industry fees within other expense.

Return on average common stockholders’ equity was 23% in the first quarter of 2026, up from 18% in the first quarter of the prior year, primarily as a result of growth in net income, which more than offset higher average common stockholders’ equity. Return on tangible common equity (1) was 40% in the first quarter of 2026, increasing from 35% in the first quarter of 2025, as growth in adjusted net income available to common stockholders (1) more than offset growth in average common stockholders’ equity. Average common stockholders’ equity increased as a result of growth in retained earnings and improved average accumulated other comprehensive income (AOCI), partially offset by higher treasury stock due to repurchases of common stock in 2025 and the first quarter of 2026. The improvement in average AOCI resulted from lower unrealized losses on available for sale (AFS) investment securities, driven by lower market interest rates and lower investment holdings in 2026, and from amortization of losses on securities previously transferred from AFS to held to maturity (HTM).

Schwab continued to support our clients’ evolving needs through effective balance sheet management, including supporting sustained demand for margin and bank lending. Total balance sheet assets were $493.3 billion at the end of the first quarter of 2026, increasing slightly from year-end 2025. Client demand for margin loans continued to be strong to start 2026, with margin loans ending the first quarter at $126.7 billion, up 13% from year-end 2025. This growth reflected ongoing demand for margin lending as a result of engagement in the markets and long/short strategies implemented by RIA clients, and was supported in part by wholesale funding. Bank loans totaled $60.9 billion at the end of the first quarter, rising 5% from year-end 2025 due to growth in pledged asset lines (PALs) and First Mortgages.

During the first quarter, the Company repurchased $2.4 billion in common stock, and also increased its common dividend by 19% to $.32 per share. Inclusive of both returns of capital and organic capital generation during the quarter from earnings, the Company’s consolidated Tier 1 Leverage Ratio at March 31, 2026 was 8.9%, down from 9.3% at year-end 2025. Our consolidated adjusted Tier 1 Leverage Ratio (1) was 6.8% at March 31, down from 7.1% at year-end 2025, and within our long-term operating objective of 6.75% to 7.00%. In addition, subsequent to quarter-end, the Company issued $1.5 billion of Series L preferred stock on April 22, 2026.

In April 2026, Schwab announced a spot crypto trading offer that will be offered to retail clients through a phased rollout. The Company plans to provide clients direct access to bitcoin and ethereum trading, combined with educational content and professional support with investment experience. Schwab’s subsidiary, Charles Schwab Premier Bank, SSB (CSPB), will serve as the custodian of clients’ digital assets, responsible for safekeeping and record-keeping. CSPB has engaged Paxos Trust Company, NA, a regulated blockchain infrastructure provider, to deliver sub-custody and trade execution services. Over time, CSPB plans to add additional cryptocurrencies to the platform, as well as transfer capabilities for in-kind deposits and withdrawals, allowing clients with existing digital asset investments to bring them to the Schwab platform alongside their other investments. See Part I – Item 1A – Risk Factors in the 2025 10-K for additional information.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Acquisition of Forge Global Holdings, Inc.

On March 2, 2026, Schwab completed its acquisition of Forge Global Holdings, Inc. (Forge), an operator of a leading private market platform and trading marketplace, for $636 million of cash and other consideration. Integration work is underway, and we anticipate that incorporating Forge’s private company investment capabilities will enhance our ability to meet the evolving needs of investors across our growing client base. Our condensed consolidated financial statements include the financial condition and results of operations for Forge beginning on March 2, 2026. See also Item 1 – Note 3.

CURRENT REGULATORY AND OTHER DEVELOPMENTS

In March 2026, federal district courts reached final resolutions on pending litigation and formally vacated the U.S. Department of Labor’s April 2024 final rule to broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974. Following the courts’ ruling, the U.S. Department of Labor’s Employee Benefits Security Administration removed the rule from the Code of Federal Regulations.

In March 2026, the U.S. federal banking agencies issued a notice of proposed rulemaking regarding amendments to the regulatory capital rules. The March 2026 proposal would replace the banking agencies’ 2023 proposal, and, among other things would require us to include AOCI in regulatory capital under a revised standardized approach, subject to a five-year phase-in period. The comment period for the proposed rules ends on June 18, 2026. The Company’s capital management for consolidated CSC and our banking subsidiaries incorporates measures that are inclusive of AOCI, and we do not anticipate that the proposed rules will have a material impact to the Company’s business, financial condition, or results of operations.

Refer to Part II – Item 7 – Current Regulatory and Other Developments in our 2025 Form 10-K for information regarding pending regulatory matters, including the U.S. federal banking agencies’ August 2023 proposed rulemaking on long-term debt requirements for certain large banking organizations.

RESULTS OF OPERATIONS

Total Net Revenues

The following tables present a comparison of revenue by category:

Three Months Ended March 31,		2026		2025
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Net interest revenue
Interest revenue	5%	$3,962	61%	$3,757	67%
Interest expense	(22)%	(818)	(12)%	(1,051)	(19)%
Net interest revenue	16%	3,144	49%	2,706	48%
Asset management and administration fees
Mutual funds, exchange-traded funds (ETFs), collective trust funds (CTFs), alternatives (1)	13%	991	15%	878	16%
Managed investing solutions	18%	674	10%	569	10%
Other	13%	94	2%	83	1%
Asset management and administration fees	15%	1,759	27%	1,530	27%
Trading revenue
Commissions	13%	489	8%	431	8%
Order flow revenue	26%	560	8%	443	8%
Principal transactions	18%	40	1%	34	—
Trading revenue	20%	1,089	17%	908	16%
Bank deposit account fees	20%	295	5%	245	5%
Other	(7)%	195	2%	210	4%
Total net revenues	16%	$6,482	100%	$5,599	100%
(1) Beginning in the first quarter of 2026, alternative investments revenue was moved from other asset management and administration fees to mutual funds, ETFs, CTFs, and alternatives. Prior period amounts have been reclassified to reflect this change.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Interest Revenue

Revenue on interest-earning assets is affected by various factors, such as the composition of assets, prevailing interest rates and spreads at the time of origination or purchase, changes in interest rates on cash and cash equivalents, floating-rate securities and loans, and changes in prepayment levels for mortgage-backed and other asset-backed securities and loans. Schwab establishes the rates paid on client-related liabilities, and management expects that it will generally adjust the rates paid on these liabilities at some fraction of any movement in short-term rates. Interest expense on long-term debt, Federal Home Loan Bank (FHLB) borrowings, other short-term borrowings, and other funding sources is impacted by market interest rates at the time of borrowing and changes in interest rates on floating-rate liabilities. Schwab’s use and the financial impacts of the Company’s various funding sources are dependent on a number of market and client activity factors. Net interest revenue reflects the impacts of derivatives used to manage interest rate risk. See also Risk Management – Market Risk and Item 1 – Note 12 for additional information. See also Risk Management – Liquidity Risk, Item 1 – Notes 9, 10 and 13, and Part II – Item 7 – Results of Operations – Net Interest Revenue in the 2025 Form 10-K for additional information on the Company’s funding sources.

During the first quarter of 2026, the Federal Reserve maintained the upper bound of the target overnight rate at 3.75%. In 2025, the Federal Reserve maintained the upper bound of the target overnight rate at 4.50% before reducing the rate by 25 basis points in the third quarter and an additional 50 basis points across two cuts in the fourth quarter of 2025.

Schwab’s average interest-earning assets increased 2% in the first quarter of 2026 from the same period in 2025, reflecting growth in margin lending, which was supported by higher payables to brokerage clients and payables to brokers, dealers, and clearing organizations, as well as increases in bank lending and cash and investments segregated, partially offset by lower balances of AFS and HTM securities. Client demand for margin and bank lending remained strong in the first quarter of 2026, reflecting client engagement and growth in long/short strategies implemented by RIA clients. Margin loan balances ended the first quarter at $126.7 billion, increasing 52% from March 31, 2025, including $21.3 billion related to long/short strategies implemented by RIA clients. Total bank loans finished the first quarter of 2026 at $60.9 billion, higher by 29% from March 31, 2025, due primarily to growth in PALs and First Mortgages.

Client cash activity during the first quarter of 2026 reflected seasonality, organic growth from asset gathering, and client asset allocation decisions against a backdrop of increased market volatility. Bank sweep deposits and payables to brokerage clients increased by a total of $42.1 billion, or 14%, from March 31, 2025 to the end of the first quarter of 2026.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheets:

	2026			2025
Three Months Ended March 31,	Average Balance	Interest Revenue/ Expense	Average Yield/Rate	Average Balance	Interest Revenue/ Expense	Average Yield/Rate
Interest-earning assets
Cash and cash equivalents	$32,477	$288	3.56%	$30,483	$328	4.31%
Cash and investments segregated	43,946	397	3.61%	38,611	412	4.27%
Receivables from brokerage clients (1)	104,520	1,499	5.74%	82,902	1,379	6.65%
Available for sale securities (2)	65,255	326	2.00%	84,590	433	2.05%
Held to maturity securities (2)	132,192	567	1.72%	144,401	622	1.72%
Bank loans	59,285	627	4.27%	46,043	493	4.32%
Total interest-earning assets	437,675	3,704	3.39%	427,030	3,667	3.44%
Securities lending revenue		91			60
Other interest revenue (1)		167			30
Total interest-earning assets	$437,675	$3,962	3.63%	$427,030	$3,757	3.52%
Funding sources
Bank deposits	$242,679	$118	0.20%	$245,719	$436	0.72%
Payables to brokers, dealers, and clearing organizations	25,508	217	3.40%	14,177	137	3.88%
Payables to brokerage clients (1)	105,095	56	0.22%	90,173	49	0.22%
Other short-term borrowings	9,103	92	4.07%	6,695	82	4.96%
Federal Home Loan Bank borrowings	1,277	12	3.85%	10,725	133	4.94%
Long-term debt	21,702	201	3.71%	22,281	212	3.81%
Total interest-bearing liabilities	405,364	696	0.69%	389,770	1,049	1.08%
Non-interest-bearing funding sources	32,311			37,260
Other interest expense (1)		122			2
Total funding sources	$437,675	$818	0.75%	$427,030	$1,051	0.99%
Net interest revenue		$3,144	2.88%		$2,706	2.53%
(1) Beginning in the fourth quarter of 2025, average balances of client margin loans and short credits related to certain client long/short strategies from which the Company earns a fixed net yield are excluded from interest-earning assets and funding sources. Prior period amounts and average yields have been reclassified and recalculated to reflect this change. Average margin loans related to these client strategies totaled $14.1 billion and $235 million for the three months ended March 31, 2026 and 2025, respectively. Average short credits related to these client strategies totaled $14.4 billion and $237 million for the three months ended March 31, 2026 and 2025, respectively. Interest revenue and expense related to these client strategies are presented in other interest revenue and other interest expense, respectively.
(2) Amounts have been calculated based on amortized cost. Interest revenue on investment securities is presented net of related premium amortization.

Net interest revenue increased $438 million, or 16%, in the first quarter of 2026, compared to the same period in 2025. This increase was primarily due to growth in margin and bank lending, lower aggregate balances of wholesale funding, and lower average rates paid on funding sources, partially offset by lower yields on floating-rate assets due to lower market rates and a decrease in AFS and HTM securities.

Net interest margin increased to 2.88% in the first quarter of 2026 compared to 2.53% during the same period in 2025, as reduced aggregate use of wholesale funding and lower rates paid on funding sources more than offset lower yields on floating-rate assets due to lower market interest rates.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset Management and Administration Fees

The following table presents asset management and administration fees, average client assets, and average fee yields:

Three Months Ended March 31,	2026			2025
	Average Client Assets	Revenue	Average Fee	Average Client Assets	Revenue	Average Fee
Schwab money market funds	$696,558	$468	0.27%	$621,474	$418	0.27%
Schwab equity and bond funds, ETFs, and CTFs	818,316	146	0.07%	658,588	122	0.08%
Mutual Fund OneSource® and other no-transaction-fee (NTF) funds	468,101	262	0.23%	359,696	222	0.25%
Other third-party mutual funds, ETFs, and alternatives (1)	665,887	115	0.07%	642,852	116	0.07%
Total mutual funds, ETFs, CTFs, and alternatives (1,2)	$2,648,862	$991	0.15%	$2,282,610	$878	0.16%
Managed investing solutions (2)
Fee-based	$727,883	$674	0.38%	$590,483	$569	0.39%
Non-fee-based	145,628	—	—	120,442	—	—
Total managed investing solutions	$873,511	$674	0.31%	$710,925	$569	0.32%
Other balance-based fees (1,3)	963,502	69	0.03%	822,350	64	0.03%
Other (4)		25			19
Total asset management and administration fees		$1,759			$1,530
(1) Beginning in the first quarter of 2026, alternative investments and related revenue were moved from other balance-based fees to other third-party mutual funds, ETFs, and alternatives. Prior period amounts and average fees have been reclassified and recalculated to reflect this change.
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

Asset management and administration fees increased by $229 million, or 15%, in the first quarter of 2026 compared to the same period in 2025. This increase was primarily a result of continued growth in fee-based managed investing solutions and Schwab money market funds, as well as growth in Mutual Fund OneSource®, and Schwab equity and bond funds, ETFs, and CTFs. This growth was driven primarily by higher client asset balances, reflecting year-over-year equity market appreciation, the Company’s asset gathering, and net flows into managed investing solutions, which more than offset equity market declines experienced in the first quarter of 2026.

The following table presents a roll forward of client assets for the Schwab money market funds, Schwab equity and bond funds, ETFs, and CTFs, and Mutual Fund OneSource and other NTF funds. These funds generated 50% of the asset management and administration fees earned in both the first quarter of 2026 and 2025:

	Schwab Money Market Funds		Schwab Equity and Bond Funds, ETFs, and CTFs		Mutual Fund OneSource® and Other NTF funds
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Balance at beginning of period	$693,815	$596,531	$772,686	$627,166	$454,207	$347,798
Net inflows (outflows)	658	38,477	18,876	9,088	(9,070)	(7,046)
Net market gains (losses) and other	6,281	6,524	(7,210)	(11,030)	(1,876)	(472)
Balance at end of period	$700,754	$641,532	$784,352	$625,224	$443,261	$340,280

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading Revenue

The following tables present trading revenue, client trading activity, and related information:

	Three Months Ended March 31,		Percent Change
	2026	2025
Commissions	$489	$431	13%
Order flow revenue
Options	363	270	34%
Equities	197	173	14%
Total order flow revenue	560	443	26%
Principal transactions	40	34	18%
Total trading revenue	$1,089	$908	20%

	Three Months Ended March 31,		Percent Change
	2026	2025
DATs (in thousands)	9,899	7,391	34%
Product as a percentage of DATs
Equities	56%	56%
Derivatives	20%	20%
ETFs	19%	18%
Mutual funds	4%	5%
Fixed income	1%	1%

Number of trading days	61.0	60.0	2%
Revenue per trade (1)	$1.80	$2.05	(12)%
(1) Revenue per trade is calculated as trading revenue divided by the product of DATs and the number of trading days.

Trading revenue increased $181 million, or 20%, in the first quarter of 2026 compared to the same period in 2025, driven by an increase in order flow revenue, which resulted from market volatility and higher client options trading volume, as well as changes in the mix of equity securities trading. Commissions revenue increased primarily due to higher client trading volume.

Bank Deposit Account Fees

The Company earns bank deposit account fee revenue from TD Bank USA, National Association and TD Bank, National Association (together, the TD Depository Institutions), in accordance with the Second Amended and Restated Insured Deposit Account Agreement (2023 IDA agreement). Bank deposit account fee revenue is presented net of interest paid to clients, and other applicable fees, and is affected by changes in interest rates and the composition of balances designated as fixed- and floating-rate obligation amounts. See Item 1 – Note 11 for additional information.

The following table presents bank deposit account fee revenue and related information:

	Three Months Ended March 31,		Percent Change
	2026	2025
Bank deposit account fees	$295	$245	20%
Average bank deposit account balances	$72,596	$84,186	(14)%
Average net yield	1.63%	1.16%
Percentage of average BDA balances designated as:
Fixed-rate balances	81%	78%
Floating-rate balances	19%	22%

Bank deposit account fees increased $50 million, or 20%, in the first quarter of 2026 compared to the same period in 2025, primarily due to an increase in average net yield and a decrease in the amount paid to clients as a result of lower interest rates. This was partially offset by lower average BDA balances, which reduced the base on which bank deposit account fees are

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

earned. The decrease in average BDA balances in the first quarter of 2026 compared to the same period in 2025 was primarily due to the transfer of $1.1 billion of BDA balances to Schwab’s balance sheet during the first three months of 2026 and $6.7 billion of BDA balances transferred in the prior year after September 10, 2025, as well as client cash allocation decisions. Transfers of BDA balances to Schwab’s balance sheet result in lower balances upon which bank deposit account fee revenue is earned but provide a source of funding to invest in interest-earning assets or reduce reliance on borrowings to increase net interest revenue.

Average net yield increased in the first quarter of 2026 compared to the same period in 2025 due to an increase in the average net yield on fixed-rate BDA balances, which was partially offset by decreases in the average amount of fixed-rate and floating-rate BDA balances and in the net yield on floating-rate BDA balances. The percentages of BDA balances designated as fixed-rate and floating-rate obligation amounts as of March 31, 2026 were 81% and 19%, respectively.

Other Revenue

Other revenue includes industry fees, certain service fees, other gains and losses, and the provision for credit losses on bank loans.

Other revenue decreased $15 million, or 7%, in the first quarter of 2026 compared to the same period in 2025, primarily due to lower industry fees. This decrease was partially offset by higher other service fees and gains recognized on certain equity investments in the first quarter of 2026, and by losses recognized in the first quarter of 2025 on sales of AFS securities. Industry fees decreased primarily due to lower SEC fee rates in effect during the first quarter of 2026 compared to the same period in 2025.

At the end of February 2026, the SEC announced that effective April 4, 2026, it would increase the fee rate applicable to most securities transactions from zero, which has been in effect since May 14, 2025. This change will result in higher industry fees in other revenue and a corresponding increase in other expense after the effective date, resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total Expenses Excluding Interest

The following table presents a comparison of expenses excluding interest:

	Three Months Ended March 31,		Percent Change
	2026	2025
Compensation and benefits
Salaries and wages	$1,001	$923	8%
Incentive compensation	453	412	10%
Employee benefits and other	358	337	6%
Total compensation and benefits	$1,812	$1,672	8%
Professional services	303	269	13%
Occupancy and equipment	285	274	4%
Advertising and market development	101	96	5%
Communications	163	153	7%
Depreciation and amortization	201	217	(7)%
Amortization of acquired intangible assets	132	130	2%
Regulatory fees and assessments	75	89	(16)%
Other	222	244	(9)%
Total expenses excluding interest	$3,294	$3,144	5%
Expenses as a percentage of total net revenues
Compensation and benefits	28%	30%
Advertising and market development	2%	2%
Full-time equivalent employees (in thousands)
At quarter end	33.5	32.1	4%
Average	33.2	32.1	3%

Expenses excluding interest increased $150 million, or 5%, in the first quarter of 2026, compared to the same period in 2025. Adjusted total expenses, which excludes acquisition and integration-related costs and amortization of acquired intangible assets, increased $137 million, or 5%, in the first quarter of 2026 compared to the same period in 2025. See Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results. The Company’s first quarter 2026 results include expenses related to Forge subsequent to our March 2, 2026 acquisition (see also Item 1 – Note 3). Acquisition and integration-related costs related to Forge in the first quarter of 2026 totaled $11 million; there were no acquisition and integration-related costs in the first quarter of 2025.

Total compensation and benefits expense increased in the first quarter of 2026 compared to the same period in 2025, primarily due to annual merit increases and growth in headcount, higher incentive compensation, and higher other employee-related costs.

Professional services expense increased in the first quarter of 2026 compared to the same period in 2025, reflecting overall growth of the business and increased utilization of other professional services. Professional services included acquisition and integration-related costs of $11 million in the first quarter of 2026.

Occupancy and equipment expense increased in the first quarter of 2026 compared to the same period in 2025, primarily driven by higher software subscription costs related to growth of the business.

Advertising and market development expense increased in the first quarter of 2026 compared to the same period in 2025, primarily driven by higher client promotional spending.

Communications expense increased in the first quarter of 2026 compared to the same period in 2025, primarily due to higher proxy-related expenses, partially offset by lower exchange quotation services expenses.

Depreciation and amortization expense decreased in the first quarter of 2026 compared to the same period in 2025, primarily due to lower amortization on internally developed software.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Amortization of acquired intangible assets was largely consistent in the first quarter of 2026 compared to the same period in 2025.

Regulatory fees and assessments decreased in the first quarter of 2026 compared to the same period in 2025, primarily due to lower Federal Deposit Insurance Corporation (FDIC) deposit insurance assessments driven by lower assessment rates due to a decrease in brokered CDs.

Other expense decreased in the first quarter of 2026 compared to the same period in 2025, primarily as a result of lower industry fees due to lower average fee rates stemming from the SEC decreasing the fee rate applicable to most securities transactions to zero effective May 14, 2025. The decrease was partially offset by certain higher costs resulting from growth of the business and increased trading volume. At the end of February 2026, the SEC announced that effective April 4, 2026, it would increase the fee rate applicable to most securities transactions from zero. This change will result in higher industry fees in other expense and a corresponding increase in other revenue after the effective date, resulting in no impact to net income.

Capital expenditures were $173 million and $156 million in the first quarter of 2026 and 2025, respectively. Capital expenditures increased 11% in the first quarter of 2026 compared to the same period in 2025, primarily due to leasehold improvements and telecommunications and information technology equipment related to certain office expansions, and higher investment in internally developed software. This was partially offset by lower investment in purchased software.

Taxes on Income

Taxes on income were $709 million and $546 million for the first quarter of 2026 and 2025, respectively, resulting in effective tax rates of 22.2% for both periods. The effective tax rate in the first quarter of 2026 remained consistent with the same period in 2025 primarily due to an increase in equity compensation tax deduction benefits and decreases in non-deductible FDIC deposit insurance assessments and in state tax reserves, offset by a decrease in certain tax credits.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Segment Information

Financial information for our segments is presented in the following table (1):

	Investor Services			Advisor Services			Total
Three Months Ended March 31,	Percent Change	2026	2025	Percent Change	2026	2025	Percent Change	2026	2025
Net Revenues
Net interest revenue	12%	$2,425	$2,158	31%	$719	$548	16%	$3,144	$2,706
Asset management and administration fees	16%	1,294	1,114	12%	465	416	15%	1,759	1,530
Trading revenue	22%	980	805	6%	109	103	20%	1,089	908
Bank deposit account fees	18%	226	191	28%	69	54	20%	295	245
Other	(14)%	152	177	30%	43	33	(7)%	195	210
Total net revenues	14%	5,077	4,445	22%	1,405	1,154	16%	6,482	5,599
Expenses Excluding Interest
Compensation and benefits	9%	$1,399	$1,285	7%	$413	$387	8%	$1,812	$1,672
Professional services	16%	249	214	(2)%	54	55	13%	303	269
Occupancy and equipment	4%	223	215	5%	62	59	4%	285	274
Advertising and market development	23%	79	64	(31)%	22	32	5%	101	96
Communications	—	113	113	25%	50	40	7%	163	153
Depreciation and amortization	(7)%	153	165	(8)%	48	52	(7)%	201	217
Amortization of acquired intangible assets	3%	109	106	(4)%	23	24	2%	132	130
Regulatory fees and assessments	(16)%	59	70	(16)%	16	19	(16)%	75	89
Other	(9)%	184	202	(10)%	38	42	(9)%	222	244
Total expenses excluding interest	6%	2,568	2,434	2%	726	710	5%	3,294	3,144
Income before taxes on income	25%	$2,509	$2,011	53%	$679	$444	30%	$3,188	$2,455

Net New Client Assets (in billions) (1)	(22)%	$54.1	$69.5	36%	$85.8	$62.9	6%	$139.9	$132.4
(1) In the first quarter of 2026 and 2025, Investor Services includes net outflows of $0.1 billion and $5.3 billion, respectively, from off-platform brokered CDs issued by CSB.

Segment Net Revenues

Investor Services and Advisor Services total net revenues increased by 14% and 22%, respectively, in the first quarter of 2026 compared to the same period in 2025. Net interest revenue increased for both segments primarily due to growth of margin and bank lending balances, lower aggregate wholesale borrowings, and lower average rates paid on funding sources, partially offset by lower yields on interest-earning assets. Asset management and administration fees increased for both segments primarily as a result of higher balances in managed investing services for Investor Services, coupled with higher balances in Schwab equity and bond funds, ETFs, and CTFs, Mutual Fund OneSource®, and money market funds for both Investor Services and Advisor Services. Trading revenue increased for both segments primarily due to higher order flow revenue, and, for Investor Services, higher commission revenue reflecting higher trading volume. Bank deposit account fees increased for both segments primarily due to improved net yields partially offset by lower average BDA balances. Investor Services other revenue decreased due to lower industry fees, which were partially offset by higher other service fees, gains recognized from certain equity investments and losses recognized on the sale of AFS securities in the first quarter of 2025. Advisor Services other revenue increased as higher other service fees, gains from equity investments, and first quarter 2025 losses on the sale of AFS securities more than offset the impact of lower industry fees.

Segment Expenses Excluding Interest

Investor Services and Advisor Services total expenses excluding interest increased by 6% and 2%, respectively, in the first quarter of 2026 compared to the same period in 2025. Compensation and benefits expense increased for both segments primarily due to annual merit increases and growth in headcount, higher incentive compensation, and higher other employee-related costs. Professional services expense was largely flat for Advisor Services and increased for Investor Services due to overall growth of the business and increased utilization of other professional services. Occupancy and equipment expense increased for both segments primarily due to higher software subscription costs related to growth of the business. Communications expense increased for Advisor Services primarily due to higher proxy-related expenses, partially offset by

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

lower exchange quotation services expenses. Regulatory fees and assessments decreased for both segments, primarily due to lower FDIC assessments driven by lower assessment rates.

RISK MANAGEMENT

Schwab’s business activities expose it to a variety of risks, including operational, compliance, credit, market, and liquidity risks. The Company has a comprehensive risk management program to identify and manage these risks and their associated potential for financial and reputational impact.

For a discussion of our risk management programs, see Part II – Item 7 – Risk Management in the 2025 Form 10-K.

Market Risk

Market risk is the potential for changes in earnings or the value of financial instruments held by Schwab as a result of fluctuations in interest rates, equity prices, or market conditions. Schwab is exposed to market risk primarily from changes in interest rates within our interest-earning assets relative to changes in the costs of funding sources that finance these assets.

To manage interest rate risk, we have established policies and procedures, which include setting limits on net interest revenue risk and EVE risk. To remain within these limits, we manage the maturity, repricing, and cash flow characteristics of the investment portfolios. Management monitors established guidelines to stay within the Company’s risk appetite. The Company utilizes interest rate swap derivative instruments to assist with managing interest rate risk, the effects of which are incorporated into the Company’s net interest revenue and EVE analyses. For further information on our interest rate risk management strategies utilizing interest rate swaps, see Item 1 – Note 12.

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

The following table assumes a statically-sized balance sheet with simulated changes to net interest revenue over the next twelve months beginning March 31, 2026 and December 31, 2025 of a gradual increase or decrease in market interest rates relative to prevailing market rates at the end of each reporting period:

	March 31, 2026	December 31, 2025
Increase of 200 basis points	7.3%	8.6%
Increase of 100 basis points	3.5%	4.1%
Increase of 50 basis points	1.4%	1.7%
Decrease of 50 basis points	(1.9)%	(2.2)%
Decrease of 100 basis points	(3.7)%	(4.4)%
Decrease of 200 basis points	(7.6)%	(8.8)%

The Company’s simulated incremental increases and decreases in market interest rates had an overall smaller impact on net interest revenue as of March 31, 2026 compared to December 31, 2025. These changes were primarily due to the use of cash flow hedges related to margin loans beginning in the first quarter of 2026.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents the Company’s estimated effective durations, which reflect anticipated future payments, by category:

	March 31, 2026	March 31, 2025
	In years
Estimated effective duration, exclusive of derivatives:
Consolidated total assets	1.7	2.1
Margin loans (1)	—	—
AFS investment securities portfolio	2.3	2.4
AFS and HTM investment securities portfolios	3.7	3.9
Pledged asset lines (2)	0.1	—
Long-term debt CSC Senior Notes	3.0	3.1
Estimated effective duration, inclusive of derivatives (3):
Consolidated total assets	1.9	2.1
Margin loans (1)	0.4	—
AFS investment securities portfolio	2.0	1.9
AFS and HTM investment securities portfolios	3.6	3.8
Pledged asset lines (2)	1.3	—
Long-term debt CSC Senior Notes	0.5	2.2
(1) The duration of margin loans exclusive of derivatives was less than 0.1 years at both March 31, 2026 and 2025.
(2) The duration of PALs was less than 0.1 years at March 31, 2025.
(3) See Item 1 – Note 12 for additional discussion of the Company’s derivatives.

AFS and HTM securities comprised approximately 39% and 47% of the Company’s consolidated total assets as of March 31, 2026 and 2025, respectively. The estimated effective duration of the remaining balance sheet assets, excluding the effect of hedging, in aggregate was less than one year as of both March 31, 2026 and 2025.

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

Schwab’s EVE profile is characterized by a more stable asset duration relative to liabilities in both higher and lower interest rate environments. Currently, the EVE exposure to rates increasing or decreasing in a similar magnitude produces similar equity valuation changes, as margin loan hedging activities in the first quarter of 2026 have reduced exposure to decreasing rates.

Bank Deposit Account Fees Simulation

Consistent with the presentation on the consolidated statement of income, the sensitivity of bank deposit account fee revenue to interest rate changes is assessed separately from the net interest revenue simulation described above. As of March 31, 2026 and December 31, 2025, simulated changes in bank deposit account fee revenue from gradual changes in market interest rates relative to prevailing market rates, under the interest rate scenarios described above for net interest revenue, did not have a significant impact on the Company’s total net revenues. Our net interest revenue, EVE, and bank deposit account fee revenue simulations reflect the assumption of non-negative investment yields.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity Risk

Liquidity risk is the potential that Schwab will be unable to meet cash flow obligations when they come due without incurring unacceptable losses.

Due to its role as a source of financial strength, CSC’s liquidity needs are primarily driven by: the liquidity and capital needs of CS&Co, our principal broker-dealer subsidiary; the capital needs of the banking subsidiaries; principal and interest due on corporate debt; and dividend payments on CSC’s preferred and common stock. The liquidity needs of our broker-dealer subsidiary are primarily driven by client activity, including trading and margin lending activities, and capital expenditures. The capital needs of the banking subsidiaries are primarily driven by client deposit levels and other borrowings. We have established liquidity policies to support the successful execution of business strategies, while ensuring ongoing and sufficient liquidity to meet operational needs and satisfy applicable regulatory requirements under both normal and stressed conditions. We seek to maintain client confidence in the balance sheet and the safety of client assets by maintaining liquidity and diversity of funding sources to allow the Company to meet its obligations. To this end, we have established limits and contingency funding plans to support liquidity levels during both business as usual and stressed conditions.

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

To meet daily funding needs, we maintain liquidity in the form of overnight cash deposits and short-term investments. For unanticipated liquidity needs, we also maintain a buffer of highly liquid investments, including U.S. Treasury securities. Our clients’ bank deposits and brokerage cash balances primarily originate from our 39.1 million active brokerage accounts. More than 80% of our bank deposits qualified for FDIC insurance as of March 31, 2026. Our clients’ allocation of cash held on our balance sheet as bank deposits or payables to brokerage clients is sensitive to interest rate levels, with clients typically increasing their utilization of investment cash solutions, such as purchased money market funds and certain fixed income products when those yields are higher than those of cash sweep features.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table describes certain external debt facilities available at March 31, 2026:

Description	Borrower	Outstanding	Available		Maturity of Amounts Outstanding	Weighted-Average Interest Rate on Amounts Outstanding
FHLB secured credit facilities	Banking subsidiaries	$—	$33,463	(1)	N/A	—
Federal Reserve discount window	Banking subsidiaries	—	28,610	(1)	N/A	—
Repurchase agreements	Banking subsidiaries, CSC, CS&Co	3,499	—	(2)	April 2026 - June 2026 (3)	3.89%
Unsecured uncommitted lines of credit with various external banks	CSC, CS&Co	—	1,892		N/A	—
Unsecured commercial paper	CSC, CS&Co	4,726	10,274	(4)	May 2026 - August 2026	3.95%
Secured uncommitted lines of credit with various external banks	CS&Co	4,800	—	(5)	April 2026 - June 2026	4.11%
(1) Amounts shown as available from the FHLB and Federal Reserve facilities represent remaining capacity based on assets pledged as of March 31, 2026. Incremental borrowing capacity may be made available by pledging additional assets, subject to applicable facility terms. See below and Item 1 – Note 10 for additional information.
(2) Secured borrowing capacity is made available based on our borrower’s ability to provide collateral deemed acceptable by each respective counterparty. See below and Item 1 – Note 13 for additional information.
(3) Repurchase agreements outstanding as of March 31, 2026 at CS&Co maintain continuous contractual maturities of 35-60 days and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheets.
(4) Outstanding balance of unsecured commercial paper as of March 31, 2026 represents the gross par value before discount of $39 million.
(5) Secured borrowing capacity is made available based on CS&Co’s ability to provide acceptable collateral to the lenders as determined by the credit agreements.
N/A Not applicable.

Available borrowing capacity from the FHLB and Federal Reserve facilities maintained by our banking subsidiaries is dependent on the value of assets pledged and the terms of the borrowing arrangements. As of March 31, 2026, the Company had additional investment securities with a par value of approximately $149 billion, or a fair value of approximately $136 billion, available to be pledged to obtain additional capacity. Additional details regarding these facilities is described below.

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

Our banking subsidiaries also have access to short-term secured funding through the Federal Reserve discount window and are counterparties to the Standing Repo with the Federal Reserve Bank of New York. Amounts available under the Federal Reserve discount window are dependent on the value of certain investment securities that are pledged as collateral. Our banking subsidiaries may also engage with external financial institutions and the FICC in repurchase agreements and resale agreements collateralized by investment securities as another source of short-term liquidity and to monetize certain balance sheet assets. CSC maintains standing bilateral repurchase agreements with external banks.

CSC’s ratings for Commercial Paper Notes were P1 by Moody’s, A2 by Standard & Poor’s, and F1 by Fitch at March 31, 2026. CSC has a universal automatic shelf registration statement on file with the SEC, which enables it to issue debt, equity, and other securities.

CS&Co has a variety of external debt facilities available. CS&Co maintains unsecured uncommitted bank credit lines with a group of banks as a source of short-term liquidity, which can also be accessed by CSC. CS&Co also maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. At the end of the first quarter of 2026, CS&Co received authorization from its Board of Directors to issue unsecured Commercial Paper Notes of up to $10.0 billion. CS&Co’s ratings for Commercial Paper Notes were P1 by Moody’s and A1 by Standard & Poor’s at March 31, 2026. CS&Co also engages with

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

external financial institutions in repurchase agreements collateralized by client margin securities as a source of liquidity. Additionally, CS&Co is able to lend eligible securities held in client brokerage accounts in exchange for cash collateral as a source of short-term liquidity. As of March 31, 2026, liabilities for securities loaned totaled $26.5 billion and are included in payables to brokers, dealers, and clearing organizations on the condensed consolidated balance sheets. As of March 31, 2026, $13.4 billion of securities loaned had overnight and continuous remaining contractual maturities; $13.1 billion of securities loaned had contractual maturities of 35-95 days and had a weighted-average interest rate of 3.96%. See Item 1 – Note 13 for additional information on securities lending activities.

CSB issues brokered CDs as a source of funding. As of March 31, 2026, there were $2.4 billion brokered CDs issued by CSB outstanding with maturities ranging from April 2026 to June 2026 and a weighted-average interest of 3.77%.

Cash Flow Activity

The Company’s cash and cash equivalents decreased $1.1 billion from year-end 2025 to $45.0 billion at March 31, 2026; cash and cash equivalents, including amounts restricted, increased $3.6 billion from year-end 2025 to $73.3 billion at March 31, 2026. Net cash inflows from operations were $7.3 billion, reflecting growth in payables to brokerage clients and payables to brokers, dealers, and clearing organizations. Cash flows from investing activities were largely offsetting, as outflows of $3.0 billion from strong growth in bank loans and $853 million of net outflows related to our acquisition of Forge and other investing activities were largely offset by net inflows of $3.9 billion from our AFS and HTM securities. Net financing outflows were $3.7 billion, primarily driven by a net decrease of $2.7 billion in bank deposits, outflows of $3.0 billion for common stock repurchases and dividends paid, and repayments of $1.9 billion of FHLB borrowings and $1.6 billion of long-term debt, partially offset by $5.5 billion in net proceeds from other short-term borrowings.

Liquidity Coverage Ratio

Schwab is subject to the full LCR rule, which requires the Company to hold high quality liquid assets (HQLA) in an amount equal to at least 100% of the Company’s projected net cash outflows over a prospective 30-calendar-day period of acute liquidity stress, calculated on each business day. See Part I – Item 1 – Business – Regulation in the 2025 Form 10-K for additional information. The Company was in compliance with the LCR rule at March 31, 2026, and the table below presents information about our average daily LCR:

	Average for the Three Months Ended
	March 31, 2026	December 31, 2025
Total eligible HQLA	$52,475	$55,450
Net cash outflows	38,895	42,415
LCR	135%	131%

To support growth in margin loan balances at our broker-dealer subsidiary while meeting our LCR requirements, the Company may utilize wholesale funding sources, such as issuing commercial paper, drawing on secured lines of credit, borrowing under repurchase agreements, or engaging in securities lending, in addition to capital markets issuances. In managing compliance with our LCR requirements, the broker-dealer subsidiary may also retain client cash balances rather than sweeping such balances to our banking subsidiaries.

Net Stable Funding Ratio

Schwab is subject to disclosure requirements under the NSFR rule, which requires the semi-annual public disclosure of its NSFR levels. The NSFR rule stipulates that the Company’s available stable funding (ASF) must be at least 100% of the Company’s required stable funding (RSF). ASF is calculated by assessing the stability of the Company’s funding sources and RSF is calculated by evaluating the characteristics of the Company’s assets, derivatives, and off-balance-sheet exposures. The Company was in compliance with the NSFR rule at March 31, 2026.

Long-Term Borrowings

The Company’s long-term debt is primarily comprised of Senior Notes and totaled $20.5 billion and $22.2 billion at March 31, 2026 and December 31, 2025, respectively.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table provides information about our Senior Notes outstanding at March 31, 2026:

March 31, 2026	Par Outstanding	Maturity	Weighted-Average Interest Rate (1)	Moody’s	Standard & Poor’s	Fitch
CSC Senior Notes	$20,519	2026 - 2036	3.89%	A2	A-	A
Ameritrade Holding LLC Senior Notes	81	2027 - 2029	3.13%	A2	A-	—
(1) Weighted-average interest rates presented here exclude the impact of derivatives. See Item 1 – Note 12 for information on the Company’s hedging of Senior Notes.

New Debt Issuances

There were no new debt issuances of senior unsecured obligations in the first three months of 2026.

Equity Issuances and Redemptions

There were no new issuances of preferred stock in the first three months of 2026. On April 22, 2026, the Company issued $1.5 billion of Series L preferred stock. Additionally, on May 4, 2026, the Company announced it will redeem on June 1, 2026 all of the outstanding shares of its Series I preferred stock and the corresponding depositary shares.

Schwab enters into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Item 1 – Notes 7, 8, 10, 11, and 13. Pursuant to the 2023 IDA agreement, certain brokerage accounts are required to be swept off-balance sheet to the TD Depository Institutions. See Item 1 – Note 11 for additional information.

Additional information regarding our sources and uses of liquidity and management of liquidity risk is included in Part II – Item 7 – Risk Management – Liquidity Risk in our 2025 Form 10-K. See also Item 1 – Condensed Consolidated Statements of Cash Flows, Item 1 – Note 9 for the Company’s bank deposits, Item 1 – Note 10 for the Company’s debt and borrowing facilities, Item 1 – Note 13 for the Company’s securities lending and collateralized financing activities, and Item 1 – Note 15 for the Company’s equity outstanding balances and activity.

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

Regulatory Capital Requirements

CSC and certain subsidiaries, including our banking and broker-dealer subsidiaries, are subject to various capital requirements set by regulatory agencies as discussed in further detail in Part II – Item 7 – Capital Management of the 2025 Form 10-K and in Item 1 – Note 18. As of March 31, 2026, CSC and our banking subsidiaries are considered well capitalized, and CS&Co is in compliance with its net capital requirements.

As a supplemental measure of capital, the Company utilizes an adjusted Tier 1 Leverage Ratio, which is a non-GAAP financial measure that includes AOCI in the ratio. The primary component of AOCI for Schwab is unrealized gains and losses on our AFS investment securities portfolio and on securities transferred from AFS to the HTM category. The Company maintains a long-term operating objective for its consolidated adjusted Tier 1 Leverage Ratio of 6.75% - 7.00% (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results).

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table details the capital ratios for CSC (consolidated) and CSB:

	March 31, 2026		December 31, 2025
	CSC	CSB	CSC	CSB
Total stockholders’ equity	$49,234	$18,260	$49,425	$18,658
Less:
Preferred stock	6,763	—	6,763	—
Common Equity Tier 1 Capital before regulatory adjustments	$42,471	$18,260	$42,662	$18,658
Less:
Goodwill, net of associated deferred tax liabilities	$12,050	$13	$11,711	$13
Other intangible assets, net of associated deferred tax liabilities	5,941	—	5,811	—
Deferred tax assets, net of valuation allowances and deferred tax liabilities	100	43	38	43
AOCI adjustment (1)	(10,751)	(9,270)	(10,979)	(9,524)
Common Equity Tier 1 Capital	$35,131	$27,474	$36,081	$28,126
Tier 1 Capital	$41,894	$27,474	$42,844	$28,126
Total Capital	41,937	27,512	42,894	28,163
Risk-Weighted Assets	133,572	80,839	118,782	78,281
Average Assets with regulatory adjustments	471,426	252,021	462,473	252,828
Total Leverage Exposure	475,594	254,512	465,794	254,975
Common Equity Tier 1 Capital/Risk-Weighted Assets	26.3%	34.0%	30.4%	35.9%
Tier 1 Capital/Risk-Weighted Assets	31.4%	34.0%	36.1%	35.9%
Total Capital/Risk-Weighted Assets	31.4%	34.0%	36.1%	36.0%
Tier 1 Leverage Ratio	8.9%	10.9%	9.3%	11.1%
Supplementary Leverage Ratio	8.8%	10.8%	9.2%	11.0%
(1) Changes in market interest rates can result in unrealized gains or losses on AFS securities, which are included in AOCI. As a Category III banking organization, CSC has elected to exclude most components of AOCI from regulatory capital.

The Company’s consolidated Tier 1 Leverage Ratio was 8.9% at March 31, 2026, down from 9.3% at year-end 2025. This decrease reflects returns of excess capital and higher total Company assets, partially offset by organic growth from net income. CSB’s Tier 1 Leverage Ratio decreased from 11.1% at year-end 2025, ending the first quarter of 2026 at 10.9%, primarily as a result of dividends to CSC, partially offset by lower total assets as well as net income during the quarter.

As of March 31, 2026, our adjusted Tier 1 Leverage Ratio (see Non-GAAP Financial Measures for further details and a reconciliation of such measures to GAAP reported results) was 6.8% for CSC (consolidated), decreasing from 7.1% as of year-end 2025 as a result of returns of excess capital, partially offset by net income. CSB’s adjusted Tier 1 Leverage Ratio (see Non-GAAP Financial Measures) was 7.5%, down slightly from 7.6% as of year-end 2025 due to dividends to CSC, largely offset by net income.

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

On January 29, 2026, the Board of Directors of the Company declared a five cent, or 19%, increase in the quarterly cash dividend to $.32 per common share.

Cash dividends paid and per share amounts for the first three months of 2026 and 2025 are as follows:

	2026		2025
Three Months Ended March 31,	Cash Paid	Per Share Amount	Cash Paid	Per Share Amount
Common Stock	$562	$.32	$492	$.27
Preferred Stock:
Series D (1)	11	14.88	11	14.88
Series F (2)	—	—	—	—
Series G (3)	—	—	33	1,343.75
Series H (1)	22	1,000.00	22	1,000.00
Series I (1)	21	1,000.00	21	1,000.00
Series J (1)	7	11.13	7	11.13
Series K (1)	9	1,250.00	9	1,250.00
(1) Dividends are paid quarterly.
(2) Dividends are paid semi-annually until December 1, 2027 and quarterly thereafter.
(3) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.

Share Repurchases

During the three months ended March 31, 2026, CSC repurchased 24.3 million shares of its common stock under its $20 billion authorization for $2.4 billion. As of March 31, 2026, approximately $12.1 billion remained on the $20 billion authorization.

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

See Item 1 – Note 15 for additional information.

OTHER

Foreign Exposure
At March 31, 2026, Schwab had exposure to non-sovereign financial and non-financial institutions in foreign countries. At March 31, 2026, the fair value of these holdings totaled $12.7 billion, with the top three exposures being to issuers and counterparties domiciled in France at $8.0 billion, the United Kingdom at $2.8 billion, and Norway at $750 million. At December 31, 2025, the fair value of these holdings totaled $10.5 billion, with the top three exposures being to issuers and counterparties domiciled in France at $7.4 billion, the United Kingdom at $1.9 billion, and Japan at $600 million. In addition,

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab had outstanding margin loans to foreign residents of $5.2 billion and $4.8 billion at March 31, 2026 and December 31, 2025, respectively.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies that involve a higher degree of judgment and complexity are discussed in Part II – Item 7 – Critical Accounting Estimates in the 2025 Form 10-K. There have been no changes to critical accounting estimates during the first three months of 2026.

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

THE CHARLES SCHWAB CORPORATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present reconciliations of GAAP measures to non-GAAP measures:

	Three Months Ended March 31,
	2026	2025
Total expenses excluding interest (GAAP)	$3,294	$3,144
Amortization of acquired intangible assets	(132)	(130)
Acquisition and integration-related costs (1)	(11)	—
Adjusted total expenses (non-GAAP)	$3,151	$3,014
(1) Acquisition and integration-related costs for the three months ended March 31, 2026 primarily consist of professional services. There were no acquisition and integration-related costs for the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026		2025
	Amount	Diluted EPS	Amount	Diluted EPS
Net income available to common stockholders (GAAP), Earnings per common share — diluted (GAAP)	$2,397	$1.37	$1,796	$.99
Amortization of acquired intangible assets	132.07		130.07
Acquisition and integration-related costs	11.01		—	—
Income tax effects (1)	(34)	(.02)	(31)	(.02)
Adjusted net income available to common stockholders (non-GAAP), Adjusted diluted EPS (non-GAAP)	$2,506	$1.43	$1,895	$1.04
(1) The income tax effects of the non-GAAP adjustments are determined using an effective tax rate reflecting the exclusion of non-deductible acquisition costs and are used to present the acquisition and integration-related costs, amortization of acquired intangible assets, and restructuring costs on an after-tax basis.

	Three Months Ended March 31,
	2026	2025
Return on average common stockholders’ equity (GAAP)	23%	18%
Average common stockholders’ equity	$42,567	$39,752
Less: Average goodwill	(12,125)	(11,951)
Less: Average acquired intangible assets — net	(7,323)	(7,679)
Plus: Average deferred tax liabilities related to goodwill and acquired intangible assets — net	1,693	1,709
Average tangible common equity	$24,812	$21,831
Adjusted net income available to common stockholders (1)	$2,506	$1,895
Return on tangible common equity (non-GAAP)	40%	35%
(1) See table above for the reconciliation of net income available to common stockholders to adjusted net income available to common stockholders (non-GAAP).

	March 31, 2026		December 31, 2025		March 31, 2025
	CSC	CSB	CSC	CSB	CSC	CSB
Tier 1 Leverage Ratio (GAAP)	8.9%	10.9%	9.3%	11.1%	9.9%	12.1%
Tier 1 Capital	$41,894	$27,474	$42,844	$28,126	$45,213	$33,078
Plus: AOCI adjustment	(10,631)	(9,240)	(11,017)	(9,562)	(13,614)	(11,835)
Adjusted Tier 1 Capital	31,263	18,234	31,827	18,564	31,599	21,243
Average assets with regulatory adjustments	471,426	252,021	462,473	252,828	457,495	272,273
Plus: AOCI adjustment	(10,703)	(9,341)	(11,333)	(9,875)	(14,165)	(12,419)
Adjusted average assets with regulatory adjustments	$460,723	$242,680	$451,140	$242,953	$443,330	$259,854
Adjusted Tier 1 Leverage Ratio (non-GAAP)	6.8%	7.5%	7.1%	7.6%	7.1%	8.2%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see Risk Management in Item 2.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Income
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Revenues
Interest revenue	$3,962	$3,757
Interest expense	(818)	(1,051)
Net interest revenue	3,144	2,706
Asset management and administration fees	1,759	1,530
Trading revenue	1,089	908
Bank deposit account fees	295	245
Other	195	210
Total net revenues	6,482	5,599
Expenses Excluding Interest
Compensation and benefits	1,812	1,672
Professional services	303	269
Occupancy and equipment	285	274
Advertising and market development	101	96
Communications	163	153
Depreciation and amortization	201	217
Amortization of acquired intangible assets	132	130
Regulatory fees and assessments	75	89
Other	222	244
Total expenses excluding interest	3,294	3,144
Income before taxes on income	3,188	2,455
Taxes on income	709	546
Net Income	2,479	1,909
Preferred stock dividends and other	82	113
Net Income Available to Common Stockholders	$2,397	$1,796
Weighted-Average Common Shares Outstanding:
Basic	1,746	1,817
Diluted	1,752	1,822
Earnings Per Common Shares Outstanding (1):
Basic	$1.37	$.99
Diluted	$1.37	$.99
(1) For additional information on earnings per common shares outstanding for both voting and nonvoting common stock, see Notes 15 and 17.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$2,479	$1,909
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss) on available for sale securities:
Net unrealized gain (loss)	8	1,061
Other reclassifications included in other revenue	—	10
Change in net unrealized gain (loss) on held to maturity securities:
Amortization of amounts previously recorded upon transfer to held to maturity from available for sale	496	538
Change in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss)	(225)	—
Reclassifications included in interest revenue	18	—
Other	(2)	1
Other comprehensive income (loss), before tax	295	1,610
Income tax effect	(69)	(383)
Other comprehensive income (loss), net of tax	226	1,227
Comprehensive Income (Loss)	$2,705	$3,136

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Balance Sheets
(In Millions, Except Per Share and Share Amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents (including resale agreements of $6,400 at March 31, 2026)	$44,975	$46,030
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $18,010 and $16,901 at March 31, 2026 and December 31, 2025, respectively)	39,778	42,931
Receivables from brokers, dealers, and clearing organizations	11,808	7,190
Receivables from brokerage clients — net	106,211	104,660
Available for sale securities (amortized cost of $64,950 and $66,225 at March 31, 2026 and December 31, 2025, respectively; including assets pledged of $648 and $281, respectively)	61,090	62,357
Held to maturity securities (including assets pledged of $2,578 and $1,270 at March 31, 2026 and December 31, 2025, respectively)	131,671	133,969
Bank loans — net	60,872	57,955
Equipment, office facilities, and property — net	3,065	3,091
Goodwill	12,298	11,951
Acquired intangible assets — net	7,413	7,233
Other assets	14,138	13,628
Total assets	$493,319	$490,995
Liabilities and Stockholders’ Equity
Bank deposits	$253,041	$255,747
Payables to brokers, dealers, and clearing organizations	28,107	25,689
Payables to brokerage clients	117,986	116,341
Accrued expenses and other liabilities	11,979	12,831
Other short-term borrowings	12,486	6,913
Federal Home Loan Bank borrowings	—	1,850
Long-term debt	20,486	22,199
Total liabilities	444,085	441,570
Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $6,871 at March 31, 2026 and December 31, 2025	6,763	6,763
Common stock — 3 billion shares authorized; $.01 par value per share; 2,074,188,875 issued at March 31, 2026 and December 31, 2025	21	21
Nonvoting common stock — 300 million shares authorized; $.01 par value per share; no shares issued at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	28,047	27,996
Retained earnings	45,912	44,065
Treasury stock, at cost — 336,068,055 and 315,863,800 shares at March 31, 2026 and December 31, 2025, respectively	(20,752)	(18,437)
Accumulated other comprehensive loss	(10,757)	(10,983)
Total stockholders’ equity	49,234	49,425
Total liabilities and stockholders’ equity	$493,319	$490,995

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In Millions)
(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost		Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2024	$9,191	2,023	$20	51	$1	$27,639	$37,568	$(11,196)	$(14,848)	$48,375
Net income	—	—	—	—	—	—	1,909	—	—	1,909
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	1,227	1,227
Dividends declared on preferred stock	—	—	—	—	—	—	(103)	—	—	(103)
Dividends declared on common stock — $.27 per share	—	—	—	—	—	—	(492)	—	—	(492)
Repurchase of nonvoting common stock, inclusive of tax	—	19	—	(19)	—	—	—	(1,512)	—	(1,512)
Conversion of nonvoting common stock to common stock	—	32	1	(32)	(1)	—	—	—	—	—
Stock option exercises and other	—	—	—	—	—	(123)	—	162	—	39
Share-based compensation	—	—	—	—	—	116	—	—	—	116
Other	—	—	—	—	—	32	—	(80)	—	(48)
Balance at March 31, 2025	$9,191	2,074	$21	—	$—	$27,664	$38,882	$(12,626)	$(13,621)	$49,511

Balance at December 31, 2025	$6,763	2,074	$21	—	$—	$27,996	$44,065	$(18,437)	$(10,983)	$49,425
Net income	—	—	—	—	—	—	2,479	—	—	2,479
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	226	226
Dividends declared on preferred stock	—	—	—	—	—	—	(70)	—	—	(70)
Dividends declared on common stock — $.32 per share	—	—	—	—	—	—	(562)	—	—	(562)
Repurchase of common stock, inclusive of tax	—	—	—	—	—	—	—	(2,399)	—	(2,399)
Stock option exercises and other	—	—	—	—	—	(125)	—	172	—	47
Share-based compensation	—	—	—	—	—	127	—	—	—	127
Other	—	—	—	—	—	49	—	(88)	—	(39)
Balance at March 31, 2026	$6,763	2,074	$21	—	$—	$28,047	$45,912	$(20,752)	$(10,757)	$49,234

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,479	$1,909
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Share-based compensation	138	126
Depreciation and amortization	201	217
Amortization of acquired intangible assets	132	130
Provision (benefit) for deferred income taxes	(10)	(35)
Premium amortization, net, on available for sale and held to maturity securities	174	178
Other	183	144
Net change in:
Investments segregated and on deposit for regulatory purposes	7,827	3,354
Receivables from brokers, dealers, and clearing organizations	(4,618)	(488)
Receivables from brokerage clients	(1,571)	910
Other assets	(584)	(83)
Payables to brokers, dealers, and clearing organizations	2,418	2,408
Payables to brokerage clients	1,645	(980)
Accrued expenses and other liabilities	(1,072)	(1,431)
Net cash provided by (used for) operating activities	7,342	6,359
Cash Flows from Investing Activities
Purchases of available for sale securities	(2,199)	(1,067)
Proceeds from sales of available for sale securities	1,541	1,621
Principal payments on available for sale securities	1,838	8,772
Purchases of held to maturity securities	(635)	(381)
Principal payments on held to maturity securities	3,319	3,432
Net change in bank loans	(3,021)	(1,928)
Cash paid for acquisition, net of cash acquired	(577)	—
Purchases of equipment, office facilities, and property	(140)	(117)
Purchases of FHLB stock	—	(194)
Proceeds from sales of FHLB stock	80	419
Purchases of Federal Reserve stock	—	(4)
Proceeds from sales of Federal Reserve stock	13	4
Other investing activities	(229)	(87)
Net cash provided by (used for) investing activities	(10)	10,470
Cash Flows from Financing Activities
Net change in bank deposits	(2,706)	(12,961)
Proceeds from FHLB borrowings	—	5,000
Repayments of FHLB borrowings	(1,850)	(10,200)
Proceeds from other short-term borrowings	17,137	8,498
Repayments of other short-term borrowings	(11,594)	(7,574)
Repayments of long-term debt	(1,608)	(981)
Repurchases of common stock and nonvoting common stock	(2,378)	(1,500)
Dividends paid	(632)	(595)
Proceeds from stock options exercised	47	39
Other financing activities	(129)	(88)
Net cash provided by (used for) financing activities	(3,713)	(20,362)
Increase (Decrease) in Cash and Cash Equivalents, including Amounts Restricted	3,619	(3,533)
Cash and Cash Equivalents, including Amounts Restricted at Beginning of Year	69,661	65,514
Cash and Cash Equivalents, including Amounts Restricted at End of Period	$73,280	$61,981

Continued on following page.

THE CHARLES SCHWAB CORPORATION
Condensed Consolidated Statements of Cash Flows
(in Millions)
(Unaudited)

Continued from previous page.

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information
Non-cash investing activity:
Changes in accrued equipment, office facilities, and property purchases	$33	$39
Other Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$778	$1,193
Income taxes, net	$92	$41
Amounts included in the measurement of lease liabilities	$64	$63
Leased assets obtained in exchange for new operating lease liabilities	$46	$15

	March 31, 2026	March 31, 2025
Reconciliation of cash, cash equivalents and amounts reported within the balance sheet (1)
Cash and cash equivalents	$44,975	$35,009
Restricted cash and cash equivalents amounts included in cash and investments segregated and on deposit for regulatory purposes	28,305	26,972
Total cash and cash equivalents, including amounts restricted shown in the statement of cash flows	$73,280	$61,981
(1) For more information on the nature of restrictions on restricted cash and cash equivalents, see Note 18.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Schwab’s 2025 Form 10-K.

The significant accounting policies are included in Item 8 – Note 2 in the 2025 Form 10-K. There have been no significant changes to these accounting policies during the first three months of 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
2.    New Accounting Standards

Adoption of New Accounting Standards

The Company did not adopt any material new accounting standards during the three months ended March 31, 2026.

New Accounting Standards Not Yet Adopted

Standard	Description	Required Date of Adoption	Effects on the Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”	Requires additional disclosures about certain expenses including, but not limited to, employee compensation, depreciation, amortization of intangible assets, and selling expenses. Also requires annual disclosure of how selling expenses are defined.

	Adoption allows retrospective or prospective application, with early adoption permitted.	January 1, 2027 (applies to the annual financial statements for 2027 and interim periods thereafter)	The Company is evaluating the impact of this guidance on its financial statement disclosures.
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
ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”
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

3.    Business Acquisition

On March 2, 2026, the Company completed its acquisition of Forge Global Holdings, Inc. (Forge) for $636 million of cash and other consideration. Forge provides eligible investors with direct and indirect access to shares of private companies through direct share purchase, single company funds, and multicompany funds. The Company anticipates that incorporating Forge’s private company investment capabilities will enhance Schwab’s ability to meet the evolving needs of investors across our growing client base.

The Company accounted for the Forge acquisition as a business combination under GAAP and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The determination of fair values requires management to make significant estimates and assumptions. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, and consideration transferred; however, due to the timing of and limited time since the close of the acquisition, these estimates are provisional and may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date. Any adjustments to the initial estimates of the fair values of the acquired assets and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill, in subsequent periods as prescribed in ASC 805 Business Combinations.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table summarizes provisional information including the consideration transferred, fair value estimates of the assets acquired and liabilities assumed, and resulting goodwill as of the March 2, 2026 acquisition date:

Fair value of assets acquired:
Cash and cash equivalents	$39
Acquired intangible assets	310
Other assets	42
Total assets acquired	391
Fair value of liabilities assumed:
Accrued expenses and other liabilities	86
Total liabilities assumed	86
Fair value of net identifiable assets acquired	$305

Consideration transferred	$636
Plus: Fair value of noncontrolling interest acquired (1)	16
Less: Fair value of net identifiable assets acquired	(305)
Goodwill	$347
(1) Subsequent to the acquisition date, Schwab purchased the equity interest attributable to the noncontrolling party resulting in the subsidiary becoming 100%-owned by Schwab as of March 31, 2026.

The provisional identifiable intangible assets of $310 million are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective estimated fair values and weighted-average useful lives:

	Method Used to Estimate Fair Value	Fair Value	Weighted-Average Useful Life (Years)
Client relationships	Income Approach	$205	9
Existing technology	Replacement Cost Approach	82	3
Data and trade names	Income Approach	23	6
Total acquired intangible assets		$310

Goodwill recorded of $347 million, primarily attributable to the expanded product offerings and capabilities anticipated from the Forge acquisition, was assigned to the Investor Services segment and is not deductible for tax purposes.

The Company’s condensed consolidated statements of income include total net revenues and net loss attributable to the Forge acquisition of $14 million and $6 million, respectively, for the period March 2, 2026 through March 31, 2026.

Certain Forge equity awards, whether vested or unvested, were assumed by the Company upon acquisition. The awards are subject to the same terms and conditions that were applicable immediately before the acquisition, except for performance-based restricted stock units which were converted into restricted stock units without performance conditions. The portion of the fair value of the replacement awards related to services provided prior to the acquisition of $13 million was accounted for as consideration transferred. The remaining portion is associated with future services and had a fair value of $37 million on the acquisition date, with remaining weighted-average service periods of 2.3 years for restricted stock awards and 2.2 years for restricted stock units.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
4.    Revenue Recognition
Disaggregation of Schwab’s revenue by major source is as follows:

	Three Months Ended March 31,
	2026	2025
Net interest revenue
Cash and cash equivalents	$288	$328
Cash and investments segregated	397	412
Receivables from brokerage clients (1)	1,499	1,379
Available for sale securities	326	433
Held to maturity securities	567	622
Bank loans	627	493
Securities lending revenue	91	60
Other interest revenue (1)	167	30
Interest revenue	3,962	3,757
Bank deposits	(118)	(436)
Payables to brokers, dealers, and clearing organizations	(217)	(137)
Payables to brokerage clients (1)	(56)	(49)
Other short-term borrowings	(92)	(82)
Federal Home Loan Bank borrowings	(12)	(133)
Long-term debt	(201)	(212)
Other interest expense (1)	(122)	(2)
Interest expense	(818)	(1,051)
Net interest revenue	3,144	2,706
Asset management and administration fees
Mutual funds, ETFs, CTFs, and alternatives (2)	991	878
Managed investing solutions	674	569
Other (2)	94	83
Asset management and administration fees	1,759	1,530
Trading revenue
Commissions	489	431
Order flow revenue	560	443
Principal transactions	40	34
Trading revenue	1,089	908
Bank deposit account fees	295	245
Other	195	210
Total net revenues	$6,482	$5,599
(1) Beginning in the fourth quarter of 2025, interest revenue and interest expense from client margin loans and short credits related to certain client long/short strategies from which the Company earns a fixed net yield are presented in other interest revenue and other interest expense. Interest revenue and interest expense amounts related to these strategies were previously presented in receivables from brokerage clients and payables to brokerage clients, respectively, and 2025 amounts have been reclassified to reflect this change.
(2) Beginning in the first quarter of 2026, alternative investments revenue was moved from other asset management and administration fees to mutual funds, ETFs, CTFs, and alternatives. Prior period amounts have been reclassified to reflect this change.

For a summary of revenue provided by our reportable segments, see Note 19. The recognition of revenue is not impacted by the operating segment in which revenue is generated.

Contract balances: Receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets, and totaled $901 million and $819 million at March 31, 2026 and December 31, 2025, respectively.

The Company had net contract assets of $188 million and $193 million at March 31, 2026 and December 31, 2025, respectively, related to the buy down of fixed-rate obligation amounts pursuant to the 2023 IDA agreement. These amounts are included in other assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
remaining contractual term as a reduction to bank deposit account fee revenue. For additional discussion of the 2023 IDA agreement, see Note 11.

Unsatisfied performance obligations: We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed.

5.    Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Receivables from and payables to brokers, dealers, and clearing organizations are detailed below:

	March 31, 2026	December 31, 2025
Receivables
Securities borrowed	$8,593	$4,797
Receivables from clearing organizations	3,095	2,327
Other receivables from broker-dealers	88	24
Receivables for securities failed to deliver	32	42
Receivables from brokers, dealers, and clearing organizations	$11,808	$7,190
Payables
Deposits for securities loaned	$26,484	$25,131
Other payables to broker-dealers	651	302
Broker-dealer repurchase agreements	500	50
Payables to clearing organizations	392	115
Payables for securities failed to receive	80	91
Payables to brokers, dealers, and clearing organizations	$28,107	$25,689

See Note 13 for additional information regarding securities lending and borrowing activities, and repurchase agreements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
6.    Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s AFS and HTM investment securities are as follows:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. agency mortgage-backed securities	$42,843	$—	$3,152	$39,691
U.S. Treasury securities	11,512	—	176	11,336
Corporate debt securities (1)	5,142	—	357	4,785
Asset-backed securities (2)	4,723	—	134	4,589
U.S. state and municipal securities	591	—	33	558
Non-agency commercial mortgage-backed securities	120	—	7	113
Other	21	—	3	18
Unallocated portfolio layer method (PLM) fair value basis adjustments (3)	(2)	—	(2)	—
Total available for sale securities (4)	$64,950	$—	$3,860	$61,090
Held to maturity securities
U.S. agency mortgage-backed securities	$131,155	$1,291	$9,907	$122,539
U.S. Treasury securities	516	—	4	512
Total held to maturity securities	$131,671	$1,291	$9,911	$123,051

December 31, 2025
Available for sale securities
U.S. agency mortgage-backed securities	$44,585	$—	$3,151	$41,434
U.S. Treasury securities	11,543	3	182	11,364
Corporate debt securities (1)	5,027	—	360	4,667
Asset-backed securities (2)	4,332	—	133	4,199
U.S. state and municipal securities	595	—	34	561
Non-agency commercial mortgage-backed securities	120	—	7	113
Other	21	—	2	19
Unallocated PLM fair value basis adjustments (3)	2	—	2	—
Total available for sale securities (4)	$66,225	$3	$3,871	$62,357
Held to maturity securities
U.S. agency mortgage-backed securities	$133,563	$1,732	$9,646	$125,649
U.S. Treasury securities	406	—	—	406
Total held to maturity securities	$133,969	$1,732	$9,646	$126,055
(1) As of March 31, 2026, approximately 28%, 26%, and 21% of total AFS corporate debt securities were issued by institutions in the information technology, consumer staples, and healthcare industries, respectively. As of December 31, 2025, approximately 28%, 27%, and 19% of total AFS corporate debt securities were issued by institutions in the information technology, consumer staples, and healthcare industries, respectively.
(2) As of March 31, 2026, approximately 62% and 21% of total AFS asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively. As of December 31, 2025, approximately 70% and 21% of total AFS asset-backed securities were collateralized by Federal Family Education Loan Program asset-backed securities and credit card receivables, respectively.
(3) This represents the amount of PLM fair value hedge basis adjustments related to AFS securities hedged in a closed portfolio. See Note 12 for more information on PLM hedge accounting.
(4) Included in cash and cash equivalents on the condensed consolidated balance sheets, but excluded from this table, is $291 million of AFS commercial paper and $2.0 billion of AFS U.S. Treasury securities as of March 31, 2026 and December 31, 2025, respectively. These holdings had maturities of three months or less at the time of acquisition, and an aggregate market value equal to amortized cost.

At March 31, 2026, our banking subsidiaries had pledged investment securities with a fair value of $12.9 billion (collateral value of $12.0 billion) as collateral to secure borrowing capacity on secured credit facilities with the FHLB (see Note 10). Our banking subsidiaries also pledge investment securities as collateral to secure borrowing capacity at the Federal Reserve discount window, and had pledged securities with a fair value of $29.7 billion (collateral value of $28.6 billion) as collateral for this facility at March 31, 2026. The Company also pledges investment securities issued by federal agencies to secure certain trust deposits. The fair value and collateral value of these pledged securities was $1.6 billion at March 31, 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
At March 31, 2026, our banking subsidiaries had pledged HTM securities as collateral under repurchase agreements with external financial institutions and the FICC. HTM securities pledged were U.S. agency mortgage-backed securities with an aggregate amortized cost of $3.1 billion, of which $2.6 billion may be sold, repledged, or otherwise used by the counterparties. See Notes 10 and 13 for additional information on these repurchase agreements.

At March 31, 2026, the Company had pledged AFS securities consisting of U.S. Treasury securities with an aggregate fair value of $648 million as initial margin on interest rate swaps (see Notes 12 and 13). All of Schwab’s interest rate swaps are cleared through central counterparty (CCP) clearing houses which require the Company to post initial margin as collateral against potential losses. Initial margin is posted through futures commission merchants (FCM) which serve as the intermediary between the CCPs and Schwab. The FCM agreements governing our swaps allow for securities pledged as initial margin to be sold, repledged, or otherwise used by the FCM.

AFS investment securities with unrealized losses, aggregated by category and period of continuous unrealized loss, are as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities
U.S. agency mortgage-backed securities (1)	$21	$—	$39,669	$3,152	$39,690	$3,152
U.S. Treasury securities	5,720	15	5,314	161	11,034	176
Corporate debt securities (1)	60	—	4,660	357	4,720	357
Asset-backed securities	629	2	3,845	132	4,474	134
U.S. state and municipal securities	31	2	527	31	558	33
Non-agency commercial mortgage-backed securities	—	—	113	7	113	7
Other	—	—	18	3	18	3
Total (2)	$6,461	$19	$54,146	$3,843	$60,607	$3,862

December 31, 2025
Available for sale securities
U.S. agency mortgage-backed securities (1)	$4	$—	$41,394	$3,151	$41,398	$3,151
U.S. Treasury securities (1)	1,558	—	5,424	182	6,982	182
Corporate debt securities	—	—	4,667	360	4,667	360
Asset-backed securities (1)	147	—	4,046	133	4,193	133
U.S. state and municipal securities	27	2	534	32	561	34
Non-agency commercial mortgage-backed securities	—	—	113	7	113	7
Other	—	—	19	2	19	2
Total (2)	$1,736	$2	$56,197	$3,867	$57,933	$3,869
(1) Amounts of unrealized losses less than 12 months were less than $500 thousand.
(2) For purposes of this table, unrealized losses on AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $(2) million and $2 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, substantially all rated securities in the investment portfolios were investment grade. U.S. agency mortgage-backed securities do not have explicit credit ratings; however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government or U.S. government-sponsored enterprises.

For a description of management’s quarterly evaluation of AFS securities in unrealized loss positions, see Item 8 – Note 2 in the 2025 Form 10-K. No amounts were recognized as credit loss expense and no securities were written down to fair value through earnings for the three months ended March 31, 2026 and the year ended December 31, 2025. None of the Company’s AFS securities held as of March 31, 2026 and December 31, 2025 had an allowance for credit losses. HTM securities as of March 31, 2026 and December 31, 2025 were U.S. agency mortgage-backed securities and U.S. Treasury securities and therefore had no allowance for credit losses because expected nonpayment of the amortized cost basis is zero.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The Company had $398 million and $386 million of accrued interest for AFS and HTM securities as of March 31, 2026 and December 31, 2025, respectively. These amounts are excluded from the amortized cost basis and fair market value of AFS and HTM securities and included in other assets on the condensed consolidated balance sheets. There were no writeoffs of accrued interest receivable on AFS and HTM securities during the three months ended March 31, 2026, or for the year ended December 31, 2025.

The following table presents the Company’s estimated effective duration, which reflects anticipated future payments, by category at March 31, 2026:

In years
Estimated effective duration, exclusive of derivatives:
AFS investment securities portfolio	2.3
AFS and HTM investment securities portfolios	3.7
Estimated effective duration, inclusive of derivatives (1):
AFS investment securities portfolio	2.0
AFS and HTM investment securities portfolios	3.6
(1) See Note 12 for additional discussion of the Company’s derivatives.

In the table below, mortgage-backed securities and other asset-backed securities have been allocated to maturity groupings based on final contractual maturities. As borrowers may have the right to call or prepay certain obligations underlying our investment securities, actual maturities may differ from the scheduled contractual maturities presented below.

The maturities of AFS and HTM investment securities are as follows:

March 31, 2026	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available for sale securities
U.S. agency mortgage-backed securities	$1,352	$6,654	$22,346	$9,339	$39,691
U.S. Treasury securities	4,610	6,524	202	—	11,336
Corporate debt securities	848	3,780	157	—	4,785
Asset-backed securities	124	1,391	358	2,716	4,589
U.S. state and municipal securities	3	293	258	4	558
Non-agency commercial mortgage-backed securities	—	—	—	113	113
Other	—	—	—	18	18
Total fair value	$6,937	$18,642	$23,321	$12,190	$61,090
Total amortized cost (1)	$6,997	$19,610	$25,525	$12,820	$64,952
Held to maturity securities
U.S. agency mortgage-backed securities	$583	$26,928	$21,139	$73,889	$122,539
U.S. Treasury securities	—	512	—	—	512
Total fair value	$583	$27,440	$21,139	$73,889	$123,051
Total amortized cost	$583	$28,230	$21,747	$81,111	$131,671
(1) For purposes of this table, the amortized cost of AFS securities excludes the unallocated PLM fair value hedge basis adjustments of $(2) million at March 31, 2026.

Proceeds and gross realized gains and losses from sales of AFS investment securities are as follows:

	Three Months Ended March 31,

	2026	2025
Proceeds	$1,541	$1,621
Gross realized gains	1	—
Gross realized losses	1	10

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
7.    Bank Loans and Related Allowance for Credit Losses
The composition of bank loans and delinquency analysis by portfolio segment and class of financing receivable is as follows:

March 31, 2026	Current	30-59 days past due	60-89 days past due	>90 days past due and other nonaccrual loans (3)	Total past due and other nonaccrual loans	Total loans	Allowance for credit losses	Total bank loans — net
Residential real estate:
First Mortgages (1,2)	$31,237	$11	$—	$21	$32	$31,269	$29	$31,240
HELOCs (1,2)	419	—	—	3	3	422	1	421
Total residential real estate	31,656	11	—	24	35	31,691	30	31,661
Pledged asset lines	28,733	45	4	8	57	28,790	—	28,790
Other	427	—	—	—	—	427	6	421
Total bank loans	$60,816	$56	$4	$32	$92	$60,908	$36	$60,872

December 31, 2025
Residential real estate:
First Mortgages (1,2)	$30,429	$13	$5	$37	$55	$30,484	$28	$30,456
HELOCs (1,2)	423	1	—	3	4	427	1	426
Total residential real estate	30,852	14	5	40	59	30,911	29	30,882
Pledged asset lines	26,570	20	10	3	33	26,603	—	26,603
Other	477	—	—	—	—	477	7	470
Total bank loans	$57,899	$34	$15	$43	$92	$57,991	$36	$57,955
(1) First Mortgages and HELOCs include unamortized premiums and discounts and direct origination costs of $136 million and $131 million at March 31, 2026 and December 31, 2025, respectively.
(2) At both March 31, 2026 and December 31, 2025, 41% of the First Mortgage and HELOC portfolios were concentrated in California. These loans have performed in a manner consistent with the portfolio as a whole.
(3) There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2026 or December 31, 2025. Bank-loan related nonperforming assets consisted of the nonaccrual loans presented here and loan modifications to borrowers experiencing financial difficulty were not material at both March 31, 2026 and December 31, 2025.

At March 31, 2026, CSB had pledged the full balance of First Mortgages and HELOCs pursuant to a blanket lien status collateral arrangement to secure borrowing capacity on a secured credit facility with the FHLB (see Note 10).

Changes in the allowance for credit losses on bank loans were as follows:

	First Mortgages	HELOCs	Total residential real estate	Pledged asset lines	Other	Total
Balance at December 31, 2024	$14	$1	$15	$—	$6	$21
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	—	—	—	—	—	—
Balance at March 31, 2025	$14	$1	$15	$—	$6	$21

Balance at December 31, 2025	$28	$1	$29	$—	$7	$36
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for credit losses	1	—	1	—	(1)	—
Balance at March 31, 2026	$29	$1	$30	$—	$6	$36

Consistent with Schwab’s loan charge-off policy for PALs as disclosed in Item 8 – Note 2 of the 2025 Form 10-K, the Company charges off any unsecured balances no later than 90 days past due. As of March 31, 2026, substantially all PALs are also subject to the collateral maintenance practical expedient under ASC 326 Financial Instruments — Credit Losses. All PALs were fully collateralized by securities with fair values in excess of borrowings as of March 31, 2026 and December 31, 2025, and no allowance for credit losses for PALs as of those dates was required.

The U.S. economy experienced soft hiring and steady core inflation at the end of the first quarter of 2026. Geopolitical unrest persists amid a backdrop of elevated uncertainty due to economic impacts of emerging trade policy and a constrained energy

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
supply. Management’s macroeconomic outlook reflects sustained current benchmark lending rates, with a softening labor market. Though higher mortgage rates are easing demand and reducing borrower affordability, we expect constrained housing supply to keep home prices relatively stable. Furthermore, credit quality metrics in the Company’s bank loans portfolio remain strong. As a result of these factors, we held projected loss rates constant at March 31, 2026, as compared to December 31, 2025.

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

The credit quality indicators of the Company’s First Mortgages and HELOCs are detailed below:

	First Mortgages Amortized Cost Basis by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	pre-2022	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$—	$1	$—	$2	$2	$5	$—	$—	$—
620 – 679	15	19	15	4	23	48	124	—	1	1
680 – 739	144	516	247	207	656	1,471	3,241	53	23	76
≥740	1,730	5,179	2,292	1,473	4,468	12,757	27,899	259	86	345
Total	$1,889	$5,714	$2,555	$1,684	$5,149	$14,278	$31,269	$312	$110	$422
Origination LTV
≤70%	$1,388	$3,877	$1,731	$1,140	$3,827	$12,205	$24,168	$297	$78	$375
>70% – ≤90%	501	1,837	824	544	1,322	2,072	7,100	15	32	47
>90% – ≤100%	—	—	—	—	—	1	1	—	—	—
Total	$1,889	$5,714	$2,555	$1,684	$5,149	$14,278	$31,269	$312	$110	$422
Refreshed FICO
<620	$—	$7	$7	$5	$21	$42	$82	$3	$4	$7
620 – 679	18	44	19	24	62	154	321	6	6	12
680 – 739	168	478	220	141	462	1,102	2,571	42	17	59
≥740	1,703	5,185	2,309	1,514	4,604	12,980	28,295	261	83	344
Total	$1,889	$5,714	$2,555	$1,684	$5,149	$14,278	$31,269	$312	$110	$422
Estimated Refreshed LTV (1)
≤70%	$1,376	$3,740	$1,826	$1,390	$4,637	$14,167	$27,136	$310	$110	$420
>70% – ≤90%	513	1,968	727	291	508	109	4,116	2	—	2
>90% – ≤100%	—	6	2	3	4	2	17	—	—	—
Total	$1,889	$5,714	$2,555	$1,684	$5,149	$14,278	$31,269	$312	$110	$422
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.01%	0.01%	0.01%	0.05%	0.12%	0.07%	0.11%	2.18%	0.71%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)

	First Mortgages Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	pre-2022	Total First Mortgages	Revolving HELOCs amortized cost basis	HELOCs converted to term loans	Total HELOCs
Origination FICO
<620	$—	$1	$—	$3	$2	$6	$—	$—	$—
620 – 679	23	16	4	23	49	115	—	1	1
680 – 739	526	272	219	667	1,508	3,192	52	24	76
≥740	5,480	2,534	1,573	4,546	13,038	27,171	260	90	350
Total	$6,029	$2,823	$1,796	$5,239	$14,597	$30,484	$312	$115	$427
Origination LTV
≤70%	$4,105	$1,925	$1,216	$3,891	$12,473	$23,610	$296	$80	$376
>70% – ≤90%	1,924	898	580	1,348	2,123	6,873	16	34	50
>90% – ≤100%	—	—	—	—	1	1	—	1	1
Total	$6,029	$2,823	$1,796	$5,239	$14,597	$30,484	$312	$115	$427
Refreshed FICO
<620	$8	$4	$3	$36	$55	$106	$3	$3	$6
620 – 679	59	31	25	61	140	316	5	6	11
680 – 739	570	227	153	483	1,157	2,590	48	20	68
≥740	5,392	2,561	1,615	4,659	13,245	27,472	256	86	342
Total	$6,029	$2,823	$1,796	$5,239	$14,597	$30,484	$312	$115	$427
Estimated Refreshed LTV (1)
≤70%	$3,877	$1,989	$1,450	$4,696	$14,483	$26,495	$310	$115	$425
>70% – ≤90%	2,148	829	342	537	114	3,970	2	—	2
>90% – ≤100%	4	5	4	6	—	19	—	—	—
Total	$6,029	$2,823	$1,796	$5,239	$14,597	$30,484	$312	$115	$427
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Percent of Loans on Nonaccrual Status	0.01%	0.01%	0.11%	0.10%	0.20%	0.12%	0.16%	1.80%	0.70%
(1) Represents the LTV for the full line of credit (drawn and undrawn) for revolving HELOCs.

At March 31, 2026, $27.0 billion of First Mortgage loans had adjustable interest rates. Substantially all of these mortgages have initial fixed interest rates for three to ten years and interest rates that typically adjust every six to twelve months pursuant to the terms of the loan thereafter. Approximately 23% of the balance of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 63% of the balance of these interest-only loans are not scheduled to reset for three or more years.

At March 31, 2026 and December 31, 2025, Schwab had $234 million and $223 million, respectively, of accrued interest on bank loans, which is excluded from the amortized cost basis of bank loans and included in other assets on the condensed consolidated balance sheets.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table presents when current outstanding HELOCs will convert to amortizing loans:

March 31, 2026	Balance
Converted to an amortizing loan by period end (1)	$110
Within 1 year	14
> 1 year – 3 years	34
> 3 years – 5 years	59
> 5 years	205
Total	$422
(1) Includes $3 million of HELOCs converted to amortizing loans during the three months ended March 31, 2026.

At March 31, 2026, $322 million of the HELOC portfolio was secured by second liens on the associated properties. Second lien mortgage loans typically possess a higher degree of credit risk given the subordination to the first lien holder in the event of default. In addition to the credit monitoring activities described previously, Schwab also monitors credit risk by reviewing the delinquency status of the first lien loan on the associated property. At March 31, 2026, the borrowers on approximately 55% of HELOC loan balances outstanding only paid the minimum amount due.

8.    Variable Interest Entities
As of March 31, 2026 and December 31, 2025, substantially all of Schwab’s involvement with variable interest entities (VIEs) is through CSB’s Community Reinvestment Act (CRA) related investments and most of these are related to Low-Income Housing Tax Credit (LIHTC) investments. As part of CSB’s community reinvestment initiatives, CSB invests in funds that make equity investments in multifamily affordable housing properties and receives tax credits and other tax benefits for these investments. During the three months ended March 31, 2026 and 2025, CSB recorded amortization of $59 million and $47 million, respectively, and recognized tax credits and other tax benefits of $77 million and $61 million, respectively, associated with these investments. The amortization, as well as the tax credits and other tax benefits, are included in taxes on income on the condensed consolidated statements of income. Tax credits and other tax benefits are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.

Aggregate assets, aggregate liabilities, and maximum exposure to loss

The aggregate assets, aggregate liabilities, and maximum exposure to loss from those VIEs in which Schwab holds a variable interest, but is not the primary beneficiary, are summarized in the table below:

	March 31, 2026			December 31, 2025
	Aggregate assets	Aggregate liabilities	Maximum exposure to loss	Aggregate assets	Aggregate liabilities	Maximum exposure to loss
LIHTC investments (1)	$2,175	$1,134	$2,175	$2,084	$1,111	$2,084
Other investments (2)	259	—	350	250	—	342
Total	$2,434	$1,134	$2,525	$2,334	$1,111	$2,426
(1) Aggregate assets and aggregate liabilities are included in other assets and accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheets.
(2) Other investments include non-LIHTC CRA investments that are accounted for as loans at amortized cost, equity method investments, AFS securities, or using the adjusted cost method. Aggregate assets are included in AFS securities, bank loans — net, or other assets on the condensed consolidated balance sheets.

Schwab’s maximum exposure to loss would result from the loss of the investments, including any committed amounts. Schwab’s funding of these remaining commitments is dependent upon the occurrence of certain conditions, and Schwab expects to pay substantially all of these commitments between 2026 and 2029. During the three months ended March 31, 2026 and year ended December 31, 2025, Schwab did not provide or intend to provide financial or other support to the VIEs that it was not contractually required to provide.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
9.    Bank Deposits

Bank deposits consist of interest-bearing and non-interest-bearing deposits as follows:

	March 31, 2026	December 31, 2025
Interest-bearing deposits:
Deposits swept from brokerage accounts	$228,543	$232,410
Checking	17,030	16,473
Time certificates of deposit (1)	2,435	2,000
Savings and other	3,576	3,637
Total interest-bearing deposits	251,584	254,520
Non-interest-bearing deposits	1,457	1,227
Total bank deposits	$253,041	$255,747
(1) Time certificates of deposit consist of brokered CDs. The weighted-average interest rates on outstanding time certificates of deposit at March 31, 2026 and December 31, 2025 were 3.77% and 4.03%, respectively. As of March 31, 2026 and December 31, 2025, there were no time deposits that were in excess of FDIC insurance limits or otherwise uninsured.

Time certificates of deposit outstanding at March 31, 2026 mature between April 2026 and June 2026.

10.    Borrowings

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table lists long-term debt by instrument outstanding as of March 31, 2026 and December 31, 2025:

	Date of Issuance	Principal Amount Outstanding
		March 31, 2026	December 31, 2025
CSC Fixed-rate Senior Notes:
3.450% due February 13, 2026	11/13/15	$—	$350
0.900% due March 11, 2026	12/11/20	—	1,250
1.150% due May 13, 2026	05/13/21	1,000	1,000
5.875% due August 24, 2026	08/24/23	1,000	1,000
3.200% due March 2, 2027	03/02/17	650	650
2.450% due March 3, 2027	03/03/22	1,500	1,500
3.300% due April 1, 2027	09/24/21	744	744
3.200% due January 25, 2028	12/07/17	700	700
2.000% due March 20, 2028	03/18/21	1,250	1,250
4.000% due February 1, 2029	10/31/18	600	600
3.250% due May 22, 2029	05/22/19	600	600
2.750% due October 1, 2029	09/24/21	475	475
4.625% due March 22, 2030	03/24/20	500	500
1.650% due March 11, 2031	12/11/20	750	750
2.300% due May 13, 2031	05/13/21	750	750
1.950% due December 1, 2031	08/26/21	850	850
2.900% due March 3, 2032	03/03/22	1,000	1,000
CSC Floating-rate Senior Notes:
SOFR + 0.520% due May 13, 2026	05/13/21	500	500
SOFR + 1.050% due March 3, 2027	03/03/22	500	500
CSC Fixed-to-Floating rate Senior Notes (1):
5.643% due May 19, 2029	05/19/23	1,200	1,200
6.196% due November 17, 2029	11/17/23	1,300	1,300
4.343% due November 14, 2031	11/14/25	1,000	1,000
5.853% due May 19, 2034	05/19/23	1,300	1,300
6.136% due August 24, 2034	08/24/23	1,350	1,350
4.914% due November 14, 2036	11/14/25	1,000	1,000
Total CSC Senior Notes		20,519	22,119
Ameritrade Holding LLC Fixed-rate Senior Notes:
3.300% due April 1, 2027	04/27/17	56	56
2.750% due October 1, 2029	08/16/19	25	25
Total Ameritrade Holding LLC Senior Notes		81	81
Finance lease liabilities		30	37
Unamortized premium — net		29	33
Debt issuance costs		(76)	(82)
Fair value hedging basis adjustments (2)		(97)	11
Total long-term debt		$20,486	$22,199
(1) Interest rates presented are those in effect at March 31, 2026. See table below for additional information regarding future interest rates on fixed-to-floating rate Senior Notes.
(2) This represents the amount of fair value hedge basis adjustments related to Senior Notes hedged. See Note 12 for more information on hedging of Senior Notes.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The following table details the changes in future interest rates on fixed-to-floating rate Senior Notes as of March 31, 2026:

Maturity Date	Fixed Semi-annual Interest Rate	Date of Issuance	Floating Quarterly Interest Rate	Interest Rate Reset Date
May 19, 2029	5.643%	05/19/23	SOFR + 2.210%	05/19/28
November 17, 2029	6.196%	11/17/23	SOFR + 1.878%	11/17/28
November 14, 2031	4.343%	11/14/25	SOFR + 0.940%	11/14/30
May 19, 2034	5.853%	05/19/23	SOFR + 2.500%	05/19/33
August 24, 2034	6.136%	08/24/23	SOFR + 2.010%	08/24/33
November 14, 2036	4.914%	11/14/25	SOFR + 1.230%	11/14/35

Annual maturities on all long-term debt outstanding at March 31, 2026 are as follows:

Maturities
2026	$2,517
2027	3,463
2028	1,950
2029	4,200
2030	500
Thereafter	8,000
Total maturities	20,630
Unamortized premium — net	29
Debt issuance costs	(76)
Fair value hedging basis adjustments (1)	(97)
Total long-term debt	$20,486
(1) This represents the amount of fair value hedge basis adjustments related to long-term debt hedged. See Note 12 for more information on hedging of long-term debt.

FHLB borrowings: Our banking subsidiaries maintain secured credit facilities with the FHLB. Amounts available under these facilities are dependent on the amount of bank loans and the value of certain investment securities that are pledged as collateral. There were no amounts outstanding under these facilities as of March 31, 2026. There was $1.9 billion outstanding under these facilities as of December 31, 2025 and these borrowings had a weighted-average interest rate of 3.90%. As of March 31, 2026 and December 31, 2025, the collateral pledged provided additional borrowing capacity of $33.5 billion and $74.2 billion, respectively.

Other short-term borrowings: Total other short-term borrowings outstanding at March 31, 2026 and December 31, 2025 were $12.5 billion and $6.9 billion, respectively, and had a weighted-average interest rate of 3.98% and 4.09%, respectively. Additional information regarding our other short-term borrowings facilities is described below.

The Company may engage with external financial institutions and the FICC in repurchase agreements collateralized by investment securities as another source of short-term liquidity. The Company had $3.0 billion and $1.3 billion outstanding pursuant to such repurchase agreements at March 31, 2026 and December 31, 2025, respectively. Repurchase agreements outstanding at March 31, 2026 mature between April 2026 and June 2026.

Our banking subsidiaries have access to funding through the Federal Reserve discount window. Amounts available are dependent upon the value of certain investment securities that are pledged as collateral. As of March 31, 2026 and December 31, 2025, our collateral pledged provided total borrowing capacity of $28.6 billion and $29.3 billion, respectively, of which no amounts were outstanding at the end of either period.

CSC has the ability to issue up to $5.0 billion of commercial paper notes with maturities of up to 270 days. There was $4.7 billion gross par value before discount of $39 million outstanding at March 31, 2026, and $1.9 billion gross par value before discount of $32 million outstanding at December 31, 2025. At the end of the first quarter of 2026, CS&Co received authorization from its Board of Directors to issue up to $10.0 billion of unsecured commercial paper notes with maturities of up to 270 days. There were no amounts outstanding as of March 31, 2026. CSC and CS&Co also have access to unsecured uncommitted lines of credit with external banks with total borrowing capacity of $1.9 billion; no amounts were outstanding as of March 31, 2026 or December 31, 2025.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
CS&Co maintains secured uncommitted lines of credit, under which CS&Co may borrow on a short-term basis and pledge either client margin securities or firm securities as collateral, based on the terms of the agreements. There was $4.8 billion and $3.8 billion outstanding at March 31, 2026 and December 31, 2025, respectively, pursuant to these agreements.

Annual maturities on other short-term borrowings outstanding at March 31, 2026 are as follows:

2026
Other short-term borrowings	$12,486

11.    Commitments and Contingencies

Loan portfolio: CSB provides a co-branded loan origination program for CSB clients (the Program) with Rocket Mortgage, LLC. Pursuant to the Program, Rocket Mortgage, LLC originates and services First Mortgages and HELOCs for CSB clients. Under the Program, CSB purchases certain First Mortgages and HELOCs that are originated by Rocket Mortgage, LLC. CSB purchased First Mortgages of $2.0 billion and $963 million during the first quarter of 2026 and 2025, respectively. CSB purchased HELOCs with commitments of $62 million and $50 million during the first quarter of 2026 and 2025, respectively.

The Company’s commitments to extend credit on lines of credit and to purchase First Mortgages are as follows:

	March 31, 2026	December 31, 2025
Commitments to extend credit related to unused HELOCs and other lines of credit	$1,852	$1,793
Commitments to purchase First Mortgage loans	1,714	925
Total	$3,566	$2,718

Guarantees and indemnifications: Schwab has clients that sell (i.e., write) listed option contracts that are cleared by the Options Clearing Corporation – a clearing house that establishes margin requirements on these transactions. We satisfy the margin requirements of these transactions through pledging certain client securities. For additional information on these pledged securities, refer to Note 13. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. The Company satisfies the collateral requirements by providing cash as collateral.

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

The 2023 IDA agreement extends the term to sweep balances to the TD Depository Institutions through July 1, 2034, and requires that Schwab maintain certain minimum and maximum insured deposit account balances (IDA balances). Pursuant to the terms of the agreement, after September 10, 2025, withdrawals of balances are permitted at Schwab’s discretion, subject to an obligation to maintain IDA balances above a minimum of $60 billion, with a maximum of $90 billion. In accordance with the agreement, Schwab moved $1.1 billion of BDA balances to its balance sheet during the first three months of 2026.

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

As of March 31, 2026, the total ending IDA balance was $73.6 billion, of which $59.6 billion was fixed-rate obligation amounts and $14.0 billion was floating-rate obligation amounts. As of December 31, 2025, the total ending IDA balance was $76.3 billion, of which $59.6 billion was fixed-rate obligation amounts and $16.7 billion was floating-rate obligation amounts.

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

12.    Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company utilizes derivative instruments to manage interest rate risk exposures that arise from business activities related to changes in fair values or the receipt and payment of future known and uncertain cash amounts due to changes in interest rates. The Company uses derivative instruments to manage changes in the fair values of, as well as changes in the amounts and/or timing of known or expected cash receipts and payments related to, our AFS investment portfolio, margin loans, PALs, and Senior Notes.

For a description of how the Company accounts for derivative instruments, see Item 8 – Note 2 in the 2025 Form 10-K. For additional information on the basis of presentation for derivative instruments on the Company’s condensed consolidated balance sheets and related offsetting considerations, see Note 13. Cash flows associated with derivative instruments are reflected as cash flows from operating activities in the condensed consolidated statements of cash flows consistent with the treatment and nature of the items being hedged.

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

Cash Flow Hedges of Interest Rate Risk

The Company uses cleared interest rate swaps designated as cash flows hedges as part of its interest rate risk management strategy to add stability to interest revenue and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a CCP in exchange for the Company’s floating-rate payments over the life of the agreements. Such derivatives are used to hedge the variable cash flows associated with Schwab’s margin loans and PALs.

Notional Amounts of Derivative Instruments

The Company had outstanding interest rate swaps with aggregate notional amounts of $68.2 billion and $42.2 billion at March 31, 2026 and December 31, 2025, respectively, that were designated as fair value hedges of interest rate risk. The Company had outstanding interest rate swaps with aggregate notional amounts of $66.5 billion and $18.7 billion at March 31, 2026 and December 31, 2025, respectively, that were designated as cash flow hedges of interest rate risk.

The notional amount is the basis upon which the pay-fixed/receive-float and receive-fixed/pay-float payments are determined; however, the amount is not exchanged. While the notional amounts give an indication of the volume of our derivative activity, they do not necessarily provide information on the amount of the underlying exposure being hedged. For example, we may enter into multiple hedges covering different periods of time but relating to the same underlying principal balances to hedge interest receipts or payments on AFS securities, margin loans, PALs, and Senior Notes. As a result, at certain times the combined notional amount of hedges may exceed the underlying principal balances.

As of March 31, 2026, through its cash flow hedges, the Company hedged interest receipts on $20.0 billion of margin loans with a total notional outstanding of $43.6 billion, and interest receipts on $19.8 billion of PALs with a total outstanding notional of $22.9 billion. As of March 31, 2026, through fair value hedges, the Company hedged $19.5 billion of Senior Notes with a total outstanding notional amount of $57.0 billion and $11.2 billion of AFS securities with a total outstanding notional amount of $11.2 billion.

Fair Values of Derivative Instruments

The table below presents the gross fair values of the Company’s interest rate swaps designated as hedging instruments on the condensed consolidated balance sheets:

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps (1,2)	$1	$2	$1	$1
(1) Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets.
(2) Includes reductions related to variation margin settlements. Settlements on derivative positions cleared through CCPs are reflected as reductions to the associated derivative asset and liability balances. As of March 31, 2026, there was a $53 million reduction of derivative assets and a $270 million reduction of derivative liabilities related to variation margin settlements. As of December 31, 2025, there was a $93 million reduction of derivative assets and a $21 million reduction of derivative liabilities related to variation margin settlements.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Effects of Fair Value Hedge Accounting

The following amounts are included on the condensed consolidated balance sheets related to fair value hedges:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets and Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Line item in which the hedged item is included:
Available for sale securities (1,2)	$11,216	$12,249	$(38)	$(16)
Long-term debt (3)	$(19,370)	$(20,726)	$101	$(6)
(1) Includes the amortized cost basis of AFS securities included in PLM hedging relationships. At March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $995 million and $1.1 billion, respectively, of which $663 million and $771 million was designated in a portfolio layer hedging relationship at March 31, 2026 and December 31, 2025, respectively. The cumulative basis adjustments associated with these hedging relationships were a reduction of $2 million and an increase of $2 million of the amortized cost basis of the closed portfolios at March 31, 2026 and December 31, 2025, respectively.
(2) Excludes the amortized cost and fair value hedging adjustment of AFS securities for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for these securities was a reduction of the amortized cost basis of $30 million and $26 million at March 31, 2026 and December 31, 2025, respectively, which are recorded in AFS securities on the condensed consolidated balance sheets and amortized to interest revenue as a yield adjustment over the lives of the securities.
(3) Excludes the carrying amount and fair value hedging adjustment of long-term debt for which hedge accounting has been discontinued. The cumulative amount of fair value hedging adjustments remaining for long-term debt was an increase of the carrying amount of $4 million and $5 million at March 31, 2026 and December 31, 2025, respectively, which is recorded in long-term debt on the condensed consolidated balance sheets and amortized to interest expense over the lives of the borrowings.

The table below presents the effect of the Company’s interest rate swaps designated as fair value hedges on the condensed consolidated statements of income:

	Location and Amount of Gain (Loss) Recognized in Income
	Interest Revenue		Interest Expense
Three Months Ended March 31,	2026	2025	2026	2025
Gain (loss) on fair value hedging relationships:
Hedged items	$(31)	$161	$107	$(25)
Derivatives designated as hedging instruments (1)	31	(161)	(107)	27
(1) Interest revenue excludes net gain (loss) from periodic interest accruals and receipts (payments) of $1 million and $18 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense excludes net gain (loss) from periodic interest accruals and receipts (payments) of $5 million and $(10) million for the three months ended March 31, 2026 and 2025, respectively.

Effects of Cash Flow Hedge Accounting

The table below presents the effect of the Company’s interest rate swaps designated as cash flow hedges on AOCI (pre-tax) and the condensed consolidated statements of income:

Balance at December 31, 2025	$49
Gain (loss) recognized in other comprehensive income (1)	(225)
Realized (gain) loss reclassified from AOCI to interest revenue	18
Balance at March 31, 2026	$(158)
(1) Included in net unrealized gain (loss) on derivatives designated as cash flow hedging instruments on the condensed consolidated statements of comprehensive income.

For the twelve months following March 31, 2026, the Company expects to reclassify from AOCI into interest revenue approximately $74 million of pre-tax losses.

13.    Financial Instruments Subject to Off-Balance Sheet Credit Risk

Resale agreements: CS&Co enters into collateralized resale agreements principally with other broker-dealers to meet obligations related to customer protection under SEC Rule 15c3-3. These collateralized resale agreements could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, CS&Co requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value at or in excess of the resale price. CS&Co also sets standards for the credit quality of the

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. The collateral provided under these resale agreements is utilized to meet obligations under broker-dealer client protection rules, which place limitations on our ability to access such segregated securities. For CS&Co to repledge or sell this collateral, we would be required to deposit cash and/or securities of an equal amount into our segregated reserve bank accounts in order to meet our segregated cash and investments requirement. CS&Co’s resale agreements as of March 31, 2026 and December 31, 2025 were not subject to master netting arrangements. Amounts related to these resale agreements are included in cash and investments segregated and on deposit for regulatory purposes in the condensed consolidated balance sheets.

Schwab’s banking subsidiaries also enter into collateralized resale agreements with the FICC in which they buy securities and agree to resell these securities at a future date at an agreed upon price. Schwab receives collateral with a fair value equal to or in excess of the carrying value of the related receivables, including accrued interest, and requires additional collateral where deemed appropriate. Schwab is permitted by contract to repledge or sell collateral received under these resale agreements. In order to repledge or sell this collateral, the banking subsidiaries would be required to deposit additional securities of an equal amount with the custodian to replace the collateral received and maintain the net position. The ability to repledge or sell collateral maintained by the custodian in conjunction with collateralized resale agreements is subject to operational limitations, which may restrict Schwab’s use of the securities. There were no securities repledged or sold under these arrangements as of March 31, 2026 and December 31, 2025. These collateralized resale agreements with each counterparty are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, amounts recognized pursuant to these arrangements are presented gross in the condensed consolidated balance sheet and are included in cash and cash equivalents or other assets in the condensed consolidated balance sheets based upon the maturity date of the transaction.

Securities lending: Schwab loans brokerage client securities temporarily to other broker-dealers and clearing houses in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event a counterparty to these transactions does not return the loaned securities or provide additional cash collateral, we may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy our client obligations. Schwab mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. In addition, most of our securities lending transactions are through a program with a clearing organization, which guarantees the return of collateral to us. We also borrow securities from other broker-dealers to fulfill short sales by brokerage clients and deliver cash to the lender in exchange for the securities. The fair value of these borrowed securities was $8.6 billion and $4.6 billion at March 31, 2026 and December 31, 2025, respectively. Our securities lending transactions are subject to enforceable master netting arrangements with other broker-dealers; however, we do not net securities lending transactions. Therefore, amounts related to securities borrowed and securities loaned are presented gross in the condensed consolidated balance sheets and are included in receivables from brokers, dealers, and clearing organizations and payables to brokers, dealers, and clearing organizations, respectively, in the condensed consolidated balance sheets.

Repurchase agreements: Schwab’s banking subsidiaries enter into collateralized repurchase agreements with external financial institutions and the FICC in which they sell securities and agree to repurchase these securities on a specified future date at a stated repurchase price. These repurchase agreements are collateralized by investment securities with a fair value equal to or in excess of the secured borrowing liability. CS&Co also enters into collateralized repurchase agreements with external financial institutions in which CS&Co utilizes qualifying securities in client margin accounts as collateral. These repurchase agreements are collateralized by client margin securities with a fair value equal to or in excess of the secured borrowing liability. Client margin securities are transferred to an independent agent on behalf of CS&Co and the counterparty, who assumes the responsibility of receiving eligible securities and assigning these securities to the counterparty. Decreases in security prices posted as collateral for repurchase agreements may require Schwab to transfer cash and/or additional securities deemed acceptable by the counterparty. To mitigate this risk, Schwab monitors the fair value of underlying securities pledged as collateral compared to the related liability. Our collateralized repurchase agreements with each external financial institution are considered to be enforceable master netting arrangements. However, we do not net these arrangements. As such, the secured borrowings associated with these collateralized repurchase agreements are presented gross in the condensed consolidated balance sheets. Repurchase agreements at Schwab’s banking subsidiaries are included in other short-term borrowings in the consolidated balance sheets and repurchase agreements at CS&Co are included in payables to brokers, dealers, and clearing organizations in the condensed consolidated balance sheets.

Interest rate swaps: Schwab uses interest rate swaps to manage certain interest rate risk exposures. Schwab’s interest rate swaps are cleared through CCPs which require the Company to post initial margin as collateral against potential losses. Schwab pledges investment securities as collateral in order to meet the CCP’s initial margin requirements. Initial margin is posted

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
through FCMs which serve as the intermediary between CCPs and Schwab. Our interest rate swaps are subject to enforceable master netting arrangements allowing a right of setoff within each FCM-CCP relationship; however, we do not net these positions. Therefore, interest rate swaps are presented gross in the condensed consolidated balance sheets. Derivative assets are included in other assets and derivative liabilities are included in accrued expenses and other liabilities in the condensed consolidated balance sheets. See Note 12 for additional information on the Company’s interest rate swaps.

The following table presents information about our interest rate swaps, resale agreements, securities lending, repurchase agreements, and other activity depicting the potential effect of rights of setoff between these recognized assets and liabilities. Collateral disclosed in the table below is limited to the amount of the related recognized asset or liability for each counterparty, even when the collateral value exceeds the gross asset or liability value:

	Gross Assets/ Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets			Net Amount
				Counterparty Offsetting	Collateral
March 31, 2026
Assets
Resale agreements	$24,410	$—	$24,410	$—	$(24,410)	(1)	$—
Securities borrowed	8,593	—	8,593	(5,713)	(2,876)		4
Interest rate swaps	1	—	1	(1)	—	(2)	—
Total	$33,004	$—	$33,004	$(5,714)	$(27,286)		$4
Liabilities
Repurchase agreements (3)	$3,499	$—	$3,499	$—	$(3,499)	(4)	$—
Securities loaned (5)	26,484	—	26,484	(5,713)	(20,625)		146
Secured short-term borrowings (6)	4,800	—	4,800	—	(4,800)		—
Interest rate swaps	2	—	2	(1)	(1)	(2)	—
Total	$34,785	$—	$34,785	$(5,714)	$(28,925)		$146

December 31, 2025
Assets
Resale agreements	$16,901	$—	$16,901	$—	$(16,901)	(1)	$—
Securities borrowed	4,797	—	4,797	(3,069)	(1,677)		51
Interest rate swaps	1	—	1	—	—	(2)	1
Total	$21,699	$—	$21,699	$(3,069)	$(18,578)		$52
Liabilities
Repurchase agreements (3)	$1,301	$—	$1,301	$—	$(1,301)	(4)	$—
Securities loaned (5)	25,131	—	25,131	(3,069)	(21,137)		925
Secured short-term borrowings (6)	3,800	—	3,800	—	(3,800)		—
Interest rate swaps	1	—	1	—	—	(2)	1
Total	$30,233	$—	$30,233	$(3,069)	$(26,238)		$926
(1) At March 31, 2026 and December 31, 2025, the fair value of collateral received in connection with resale agreements that was available to be repledged or sold was $24.8 billion and $17.2 billion, respectively.
(2) At March 31, 2026 and December 31, 2025, the fair value of initial margin pledged as collateral related to interest rate swaps was $648 million and $281 million, respectively. See Notes 6 and 12 for additional information.
(3) At March 31, 2026 and December 31, 2025, repurchase agreements outstanding at CS&Co had continuous contractual maturities of 35-60 days.
(4) At March 31, 2026 and December 31, 2025, the fair value of collateral pledged in connection with repurchase agreements at the Company’s banking subsidiaries was $3.1 billion and $1.3 billion, respectively. See Note 10 for additional information. At March 31, 2026 and December 31, 2025, collateral pledged for repurchase agreements outstanding at CS&Co was comprised of equity securities held in client brokerage accounts. See table below for fair value of client margin securities held in client brokerage accounts pledged as collateral.
(5) Securities loaned are predominantly comprised of equity securities held in client brokerage accounts. At March 31, 2026, $13.4 billion of securities loaned had overnight and continuous remaining contractual maturities and $13.1 billion of securities loaned had contractual maturities of 35-95 days. At December 31, 2025, $15.0 billion of securities loaned had overnight and continuous remaining contractual maturities and $10.1 billion of securities loaned had contractual maturities of 35-95 days.
(6) Included in other short-term borrowings in the condensed consolidated balance sheets. At March 31, 2026 and December 31, 2025, collateral pledged for secured short-term borrowings was comprised of equity securities held in client brokerage accounts. See below for amount of collateral pledged and Note 10 for additional information.

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

	March 31, 2026	December 31, 2025
Fair value of client securities available to be pledged	$174,936	$155,525
Fair value of securities pledged for:
Fulfillment of requirements with the Options Clearing Corporation (1)	$38,963	$34,791
Fulfillment of client short sales	20,258	16,196
Securities lending to other broker-dealers	26,440	23,867
Collateral for secured short-term borrowings	5,475	4,376
Collateral for repurchase agreements	516	56
Total collateral pledged to third parties	$91,652	$79,286
Note: Excludes amounts available and pledged for securities lending from fully-paid client securities. The fair value of fully-paid client securities available and pledged was $301 million and $217 million at March 31, 2026 and December 31, 2025, respectively.
(1)    Securities pledged to fulfill client margin requirements for open option contracts established with the Options Clearing Corporation.

14.    Fair Values of Assets and Liabilities

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
The fair values of interest rate derivatives are based on market observable interest rate yield curves. Fair value measurements are priced considering the coupon rate of the fixed leg of the contract and the variable coupon rate on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve. See Note 12 for additional information on the Company’s interest rate derivatives.

For a description of the fair value hierarchy and Schwab’s fair value methodologies, see Item 8 – Note 2 in the 2025 Form 10-K. The Company did not adjust prices received from the primary independent third-party pricing service at March 31, 2026 or December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3	Balance at Fair Value
Cash equivalents:
Money market funds	$21,565	$—	$—	$21,565
Commercial paper	—	291	—	291
Total cash equivalents	21,565	291	—	21,856
Investments segregated and on deposit for regulatory purposes:
U.S. government securities	—	18,865	—	18,865
Total investments segregated and on deposit for regulatory purposes	—	18,865	—	18,865
Available for sale securities:
U.S. agency mortgage-backed securities	—	39,691	—	39,691
U.S. Treasury securities	—	11,336	—	11,336
Corporate debt securities	—	4,785	—	4,785
Asset-backed securities	—	4,589	—	4,589
U.S. state and municipal securities	—	558	—	558
Non-agency commercial mortgage-backed securities	—	113	—	113
Other	—	18	—	18
Total available for sale securities	—	61,090	—	61,090
Other assets:
Other securities owned:
Equity, corporate debt, and other securities	1,705	83	—	1,788
Mutual funds and ETFs	1,310	—	—	1,310
State and municipal debt obligations	—	25	—	25
U.S. government securities	—	5	—	5
Total other securities owned	3,015	113	—	3,128
Interest rate swaps	—	1	—	1
Total other assets	3,015	114	—	3,129
Total assets	$24,580	$80,360	$—	$104,940
Accrued expenses and other liabilities:
Interest rate swaps	$—	$2	$—	$2
Other	2,807	33	—	2,840
Total accrued expenses and other liabilities	2,807	35	—	2,842
Total liabilities	$2,807	$35	$—	$2,842

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Fair Value of Other Financial Instruments

The following tables present the fair value hierarchy for other financial instruments:

March 31, 2026	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets
Cash and cash equivalents	$23,119	$16,719	$6,400	$—	$23,119
Cash and investments segregated and on deposit for regulatory purposes	20,848	2,898	17,950	—	20,848
Receivables from brokers, dealers, and clearing organizations	11,808	—	11,808	—	11,808
Receivables from brokerage clients — net	106,172	—	106,172	—	106,172
Held to maturity securities:
U.S. agency mortgage-backed securities	131,155	—	122,539	—	122,539
U.S. Treasury securities	516	—	512	—	512
Total held to maturity securities	131,671	—	123,051	—	123,051
Bank loans — net:
First Mortgages	31,240	—	29,346	—	29,346
HELOCs	421	—	415	—	415
Pledged asset lines	28,790	—	28,790	—	28,790
Other	421	—	421	—	421
Total bank loans — net	60,872	—	58,972	—	58,972
Other assets	676	—	676	—	676
Liabilities
Bank deposits	$253,041	$—	$253,041	$—	$253,041
Payables to brokers, dealers, and clearing organizations	28,107	—	28,107	—	28,107
Payables to brokerage clients	117,986	—	117,986	—	117,986
Accrued expenses and other liabilities	1,470	—	1,470	—	1,470
Other short-term borrowings	12,486	—	12,486	—	12,486
Long-term debt	20,456	—	20,292	—	20,292

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

15.    Stockholders’ Equity

Common and Nonvoting Common Stock

During the three months ended March 31, 2026, CSC repurchased 24.3 million shares of its common stock under its $20.0 billion authorization for $2.4 billion. As of March 31, 2026 approximately $12.1 billion remained on the $20.0 billion authorization.

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

Preferred Stock

The Company’s preferred stock issued and outstanding is as follows:

			Liquidation Preference Per Share				Dividend Rate in Effect at March 31, 2026	Earliest Redemption Date	Date at Which Dividend Rate Resets or Becomes Floating	Reset / Floating Rate	Margin Over Reset / Floating Rate
	Shares Issued and Outstanding (in ones) at			Carrying Value at
	March 31, 2026 (1)	December 31, 2025 (1)		March 31, 2026	December 31, 2025	Issue Date
Fixed-rate:
Series D	750,000	750,000	$1,000	$728	$728	03/07/16	5.95%	06/01/21	N/A	N/A	N/A
Series J	600,000	600,000	1,000	584	584	03/30/21	4.450%	06/01/26	N/A	N/A	N/A
Fixed-to-floating rate/Fixed-rate reset:
Series F	4,884	4,884	100,000	481	481	10/31/17	5.000%	12/01/27	12/01/27	3M LIBOR (4)	2.575%
Series H (2)	22,267	22,267	100,000	2,200	2,200	12/11/20	4.000%	12/01/30	12/01/30	10-Year Treasury	3.079%
Series I (3)	20,554	20,554	100,000	2,030	2,030	03/18/21	4.000%	06/01/26	06/01/26	5-Year Treasury	3.168%
Series K (3)	7,500	7,500	100,000	740	740	03/04/22	5.000%	06/01/27	06/01/27	5-Year Treasury	3.256%
Total preferred stock	1,405,205	1,405,205		$6,763	$6,763
(1) Represented by depositary shares.
(2) The dividend rate for Series H resets on each ten-year anniversary from the first reset date.
(3) The dividend rate for Series I and Series K resets on each five-year anniversary from the first reset date.
(4) The reset/floating rate for Series F will be determined by the calculation agent prior to the commencement of the floating rate period using what the calculation agent determines to be the industry-accepted substitute or successor base rate to LIBOR.
N/A Not applicable.

Dividends declared on the Company’s preferred stock are as follows:

	Three Months Ended March 31,
	2026		2025
	Total Declared	Per Share Amount	Total Declared	Per Share Amount
Series D (1)	$11.2	$14.88	$11.2	$14.88
Series F (2)	—	—	—	—
Series G (3)	—	—	33.0	1,343.75
Series H (1)	22.3	1,000.00	22.3	1,000.00
Series I (1)	20.6	1,000.00	20.6	1,000.00
Series J (1)	6.7	11.13	6.7	11.13
Series K (1)	9.3	1,250.00	9.3	1,250.00
Total	$70.1		$103.1
(1) Dividends paid quarterly.
(2) Dividends paid semi-annually until December 1, 2027 and quarterly thereafter.
(3) Series G was redeemed on June 2, 2025. Prior to redemption, dividends were paid quarterly. The final dividend was paid on June 2, 2025.

Subsequent to March 31, 2026, on April 22, 2026, the Company issued and sold 1,500,000 depositary shares, each representing a 1/100th ownership interest in a share of 6.100% fixed-rate reset non-cumulative perpetual preferred stock, Series L, $.01 par value per share, with a liquidation preference of $100,000 per share (equivalent of $1,000 per depositary share). The net proceeds of the offering were approximately $1.5 billion, after deducting the underwriting discount and estimated offering expenses.

Subsequent to March 31, 2026, on May 4, 2026, the Company announced that it will redeem on June 1, 2026 all of the 20,554 outstanding shares of its fixed-rate reset non-cumulative perpetual preferred stock, Series I, and the corresponding 2,055,433 depositary shares, each representing a 1/100th interest in a share of the Series I preferred stock. The depositary shares will be redeemed at a redemption price of $1,000 per depositary share for a total of $2.1 billion. The redemption price does not include the regular quarterly dividend that was declared on April 23, 2026 and will be paid separately on June 1, 2026.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
16.    Accumulated Other Comprehensive Income

AOCI represents cumulative gains and losses that are not reflected in earnings. AOCI balances and the components of other comprehensive income (loss) are as follows:

Balance at December 31, 2024	$(14,848)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $253	808
Other reclassifications included in other revenue, net of tax expense (benefit) of $2	8
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $128	410
Other (1)	1
Balance at March 31, 2025	$(13,621)

Balance at December 31, 2025	$(10,983)
Available for sale securities:
Net unrealized gain (loss), net of tax expense (benefit) of $2	6
Held to maturity securities:
Amortization of amounts previously recorded upon transfer from available for sale, net of tax expense (benefit) of $117	379
Derivatives designated as cash flow hedging instruments:
Net unrealized gain (loss), net of tax expense (benefit) of $(54)	(171)
Reclassifications included in interest revenue, net of tax expense (benefit) of $4	14
Other (1)	(2)
Balance at March 31, 2026	$(10,757)
(1) Tax expense (benefit) was less than $500 thousand.

As of March 31, 2026, the total remaining unamortized loss on securities transferred from AFS to HTM included in AOCI was $7.7 billion net of tax effect ($10.1 billion pre-tax). This loss is being amortized over the remaining lives of the securities, offsetting amortization of the securities’ premiums or discounts, and resulting in no impact to net income.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
17.    Earnings Per Common Share

As described in Note 15, TD Bank disposed of all of its common shares of CSC during the first quarter of 2025, including its holdings of nonvoting common stock. As of February 12, 2025, the Company had no remaining nonvoting common stock outstanding.

For details regarding the computations of basic and diluted EPS for the periods presented below, see Item 8 – Note 25 in the 2025 Form 10-K.

EPS under the basic and diluted computations for the three months ended March 31, 2026 is as follows:

Three Months Ended March 31,
2026
Net income	$2,479
Preferred stock dividends and other (1)	(82)
Net income available to common stockholders	$2,397
Weighted-average common shares outstanding — basic	1,746
Common stock equivalent shares related to stock incentive plans	6
Weighted-average common shares outstanding — diluted (2)	1,752
Basic earnings per share	$1.37
Diluted earnings per share	$1.37
(1) Includes preferred stock dividends and undistributed earnings and dividends allocated to non-vested participating restricted stock units.
(2) Antidilutive stock options and restricted stock units excluded from the calculation of diluted EPS totaled 13 million for the three months ended March 31, 2026.
The computations of basic and diluted EPS for the three months ended March 31, 2025 are as follows:

	Three Months Ended March 31,
	2025
	Common Stock	Nonvoting Common Stock	Consolidated Common Stock
Basic earnings per share:
Numerator
Net income	$1,891	$18	$1,909
Preferred stock dividends and other (1)	(112)	(1)	(113)
Net income available to common stockholders	$1,779	$17	$1,796
Denominator
Weighted-average common shares outstanding — basic	1,794	51	1,817
Basic earnings per share	$.99	$.33	$.99
Diluted earnings per share:
Numerator
Net income available to common stockholders	$1,779	$17	$1,796
Reallocation of net income available to common stockholders as a result of conversion of nonvoting to voting shares	17	—	—
Allocation of net income available to common stockholders	$1,796	$17	$1,796
Denominator
Weighted-average common shares outstanding — basic	1,794	51	1,817
Conversion of nonvoting shares to voting shares	23	—	—
Common stock equivalent shares related to stock incentive plans	5	—	5
Weighted-average common shares outstanding — diluted (2)	1,822	51	1,822
Diluted earnings per share	$.99	$.33	$.99
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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
18.    Regulatory Requirements

At March 31, 2026, CSC and its banking subsidiaries met all of their respective capital requirements. Regulatory capital and ratios for CSC (consolidated) and CSB are as follows:

	Actual		Minimum to be Well Capitalized		Minimum Capital Requirement
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
CSC
Common Equity Tier 1 Risk-Based Capital	$35,131	26.3%	N/A		$6,011	4.5%
Tier 1 Risk-Based Capital	41,894	31.4%	N/A		8,014	6.0%
Total Risk-Based Capital	41,937	31.4%	N/A		10,686	8.0%
Tier 1 Leverage	41,894	8.9%	N/A		18,857	4.0%
Supplementary Leverage Ratio	41,894	8.8%	N/A		14,268	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$27,474	34.0%	$5,255	6.5%	$3,638	4.5%
Tier 1 Risk-Based Capital	27,474	34.0%	6,467	8.0%	4,850	6.0%
Total Risk-Based Capital	27,512	34.0%	8,084	10.0%	6,467	8.0%
Tier 1 Leverage	27,474	10.9%	12,601	5.0%	10,081	4.0%
Supplementary Leverage Ratio	27,474	10.8%	N/A		7,635	3.0%

December 31, 2025
CSC
Common Equity Tier 1 Risk-Based Capital	$36,081	30.4%	N/A		$5,345	4.5%
Tier 1 Risk-Based Capital	42,844	36.1%	N/A		7,127	6.0%
Total Risk-Based Capital	42,894	36.1%	N/A		9,503	8.0%
Tier 1 Leverage	42,844	9.3%	N/A		18,499	4.0%
Supplementary Leverage Ratio	42,844	9.2%	N/A		13,974	3.0%
CSB
Common Equity Tier 1 Risk-Based Capital	$28,126	35.9%	$5,088	6.5%	$3,523	4.5%
Tier 1 Risk-Based Capital	28,126	35.9%	6,262	8.0%	4,697	6.0%
Total Risk-Based Capital	28,163	36.0%	7,828	10.0%	6,262	8.0%
Tier 1 Leverage	28,126	11.1%	12,641	5.0%	10,113	4.0%
Supplementary Leverage Ratio	28,126	11.0%	N/A		7,649	3.0%
(1) Under risk-based capital rules, CSC and CSB are also required to maintain additional capital buffers above the regulatory minimum risk-based capital ratios. As of March 31, 2026 and December 31, 2025, CSC was subject to a stress capital buffer of 2.5% and CSB was required to maintain a capital conservation buffer of 2.5%. CSC and CSB are also required to maintain a countercyclical capital buffer above the regulatory minimum risk-based capital ratios, which was zero for both periods presented. If a buffer falls below the minimum requirement, CSC and CSB would be subject to increasingly strict limits on capital distributions and discretionary bonus payments to executive officers. At March 31, 2026 and December 31, 2025, the minimum capital ratio requirements for both CSC and CSB, inclusive of their respective buffers, were 7.0%, 8.5%, and 10.5% for Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital, respectively.
N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2026 and December 31, 2025, CSB is considered well capitalized (the highest category) under its respective regulatory capital rules. There are no conditions or events since March 31, 2026 that management believes have changed CSB’s capital category.

CSC’s other banking subsidiaries are CSPB and Charles Schwab Trust Bank (Trust Bank). CSPB is a Texas-chartered state savings bank that provides banking and custody services, and Trust Bank is a Nevada state-chartered savings bank that provides trust and custody services. At March 31, 2026 and December 31, 2025, the balance sheets of CSPB and Trust Bank consisted primarily of investment securities. At March 31, 2026 and December 31, 2025, CSPB held total assets of $27.4 billion and $27.0 billion, respectively, and Trust Bank held total assets of $10.4 billion for both periods. Based on their regulatory capital ratios at March 31, 2026 and December 31, 2025, CSPB and Trust Bank are considered well capitalized under their respective regulatory capital rules.

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
As a securities broker-dealer, CS&Co is subject to the SEC’s Uniform Net Capital Rule. Net capital and net capital requirements for CS&Co are as follows:

	March 31, 2026	December 31, 2025
Net capital	$13,441	$13,188
Minimum dollar requirement	0.250	0.250
2% of aggregate debit balances	2,707	2,559
Net capital in excess of required net capital	10,734	10,629

Pursuant to the SEC’s Customer Protection Rule and other applicable regulations, Schwab had cash and investments segregated for the exclusive benefit of clients at March 31, 2026. The SEC’s Customer Protection Rule requires broker-dealers to segregate client fully-paid securities and cash balances not collateralizing margin positions and not swept to money market funds or bank deposit accounts. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit. Cash and cash equivalents included in cash and investments segregated and on deposit for regulatory purposes are presented as part of Schwab’s cash balances in the condensed consolidated statements of cash flows.

19.    Segment Information
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

The accounting policies of the segments are the same as those described in Item 8 – Note 2 in the 2025 Form 10-K. For the computation of its segment information, Schwab utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation and amortization, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development) and a funds transfer pricing methodology to allocate certain revenues.

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

THE CHARLES SCHWAB CORPORATION
Notes to Condensed Consolidated Financial Statements
(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)
(Unaudited)
Financial information for the segments is presented in the following table:

	Investor Services		Advisor Services		Total
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Net Revenues
Net interest revenue	$2,425	$2,158	$719	$548	$3,144	$2,706
Asset management and administration fees	1,294	1,114	465	416	1,759	1,530
Trading revenue	980	805	109	103	1,089	908
Bank deposit account fees	226	191	69	54	295	245
Other	152	177	43	33	195	210
Total net revenues	5,077	4,445	1,405	1,154	6,482	5,599
Expenses Excluding Interest
Compensation and benefits	1,399	1,285	413	387	1,812	1,672
Professional services	249	214	54	55	303	269
Occupancy and equipment	223	215	62	59	285	274
Advertising and market development	79	64	22	32	101	96
Communications	113	113	50	40	163	153
Depreciation and amortization	153	165	48	52	201	217
Amortization of acquired intangible assets	109	106	23	24	132	130
Regulatory fees and assessments	59	70	16	19	75	89
Other	184	202	38	42	222	244
Total expenses excluding interest	2,568	2,434	726	710	3,294	3,144
Income before taxes on income	$2,509	$2,011	$679	$444	$3,188	$2,455

THE CHARLES SCHWAB CORPORATION

Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings
For a discussion of legal proceedings, see Part I – Item 1 – Note 11.

Item 1A.     Risk Factors

During the first three months of 2026, there have been no material changes to the risk factors in Part I – Item 1A – Risk Factors in the 2025 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 24, 2025, CSC publicly announced that its Board of Directors terminated its prior share repurchase authorization and replaced it with a new authorization to repurchase up to $20.0 billion of common stock. The new share repurchase authorization does not have an expiration date. See also Part I – Item 1 – Note 15.

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2026 (in millions, except number of shares, which are in thousands, and per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program
January:
Share repurchase program	7,084	$102.31	7,084	$13,780
Employee transactions (1)	10	$102.02	N/A	N/A
February:
Share repurchase program	13,863	$96.49	13,863	$12,442
Employee transactions (1)	16	$103.20	N/A	N/A
March:
Share repurchase program	3,317	$94.95	3,317	$12,127
Employee transactions (1)	1,051	$95.30	N/A	N/A
Total:
Share repurchase program	24,264	$97.98	24,264	$12,127
Employee transactions (1)	1,077	$95.47	N/A	N/A
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
N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

During the three months ended March 31, 2026, certain of our officers adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Plans
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Securities to be Sold	Latest Expiration (3)
Jonathan S. Beatty, Managing Director and Head of Advisor Services	Adoption	2/27/2026	x	—	8,000	12/31/26
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
3.32
Certificate of Designations of 6.100% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of The Charles Schwab Corporation, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated April 22, 2026, and incorporated herein by reference.

4.17
Deposit Agreement, dated April 22, 2026, between The Charles Schwab Corporation and Equiniti Trust Company, LLC, as Depositary (including the form of Depositary Share Receipt attached as Exhibit A thereto), filed as Exhibit 4.1 to the Registrant’s Form 8-K dated April 22, 2026, and incorporated herein by reference.

10.435	The Charles Schwab Corporation Corporate Executive Bonus Plan, as amended and restated effective January 1, 2026, filed as Exhibit 10.435 to the Registrant’s Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.	(3)

10.436	The Charles Schwab Severance Pay Plan, as amended and restated effective January 1, 2026, filed as Exhibit 10.436 to the Registrant’s Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.	(3)

10.438	Form of Notice and Nonqualified Stock Option Grant Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.438 to the Registrant’s Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.	(3)

10.439	Form of Notice and Performance-Based Restricted Stock Unit Grant Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.439 to the Registrant’s Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.	(3)

10.440	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans. filed as Exhibit 10.440 to the Registrant’s Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.	(3)

10.441	Form of Notice and Restricted Stock Unit Agreement (no accelerated vesting for retirement) under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.441 to the Registrant’s Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.	(3)

10.442	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2022 Stock Incentive Plan and successor plans, filed as Exhibit 10.442 to the Registrant’s Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.	(3)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(2)

101.SCH	Inline XBRL Taxonomy Extension Schema	(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation	(2)

101.DEF	Inline XBRL Extension Definition	(2)

101.LAB	Inline XBRL Taxonomy Extension Label	(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation	(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit
(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 are the following materials formatted in Inline XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) Part II – Item 5.

(3)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 8, 2026	/s/ Michael Verdeschi
Michael Verdeschi
Managing Director and Chief Financial Officer